Form 10-K
period 1994-12-31
DOW CHEMICAL CO /DE/
filed 1995-03-23
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 [Fee Required]



                 FOR THE YEAR ENDED DECEMBER 31, 1994

                     Commission file number 1-3433



                       THE DOW CHEMICAL COMPANY
        (Exact name of registrant as specified in its charter)



       Delaware                                   38-1285128
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

               2030 DOW CENTER, MIDLAND, MICHIGAN  48674
       (Address of principal executive offices)  (Zip Code)
   Registrant's telephone number, including area code:  517-636-1000


                                                Name of each exchange
  Title of each class                            on which registered
  -------------------                           ---------------------

      Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $2.50 per share      Common Stock registered on the
                                             New York, Midwest and Pacific
                                             Stock Exchanges

Debentures:                                  Debentures registered on the
  6.85%, final maturity 2013                 New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]   No  [   ].

The aggregate market value of voting stock held by nonaffiliates as of January 31, 1995, (based upon the closing price of $62.375 per common share as quoted on the New York Stock Exchange) is approximately $17,085 million. For purposes of this computation, the shares of voting stock held by Directors, Officers and the Employees' Retirement Plan were deemed to be stock held by affiliates. Nonaffiliated common stock outstanding at January 31, 1995 numbered 273,913,825 shares.

                  Documents Incorporated by Reference
                  -----------------------------------

Part III: Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1995.
                                  1





                 (This Page Intentionally Left Blank)




                       THE DOW CHEMICAL COMPANY
                      ANNUAL REPORT ON FORM 10-K
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                           TABLE OF CONTENTS


                                PART I

                                                                   Page
Item 1.  Business                                                    4
Item 2.  Properties                                                  8
Item 3.  Legal Proceedings                                           8
Item 4.  Submission of Matters to a Vote of Security Holders        11
         Executive Officers of the Registrant                       11


                                PART II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                              12
Item 6.  Selected Financial Data                                    13
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      14
Item 8.  Financial Statements and Supplementary Data                24
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                   51


                               PART III

Item 10. Directors and Executive Officers of the Registrant         51
Item 11. Executive Compensation                                     51
Item 12. Security Ownership of Certain Beneficial Owners
           and Management                                           51






Item 13. Certain Relationships and Related Transactions             51


                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                      51
         Signatures                                                 54

                                PART I

ITEM 1.  BUSINESS
                              THE COMPANY

The Dow Chemical Company was incorporated in 1947 under Delaware law and is the successor to a Michigan corporation, of the same name, organized in 1897. The Company is engaged in the manufacture and sale of chemicals, plastic materials, pharmaceuticals, agricultural and consumer products and other specialized products. Its principal executive offices are located at 2030 Dow Center, Midland, Michigan 48674, telephone 517-636-1000. Except as otherwise indicated by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

                         BUSINESS AND PRODUCTS

Products and Services
Dow was organized in 1897 to extract chemicals from the native brine deposits of central Michigan. From an initial concentration on products derived from these chemicals, the Company has expanded its activities into four industry segments. Aggregation of products is generally made on the basis of process technology, end-use markets and channels of distribution. Key products and services include:

  Chemicals and Performance Products
  Dow's wide range of products are used primarily as raw materials in the manufacture of customer products, or they aid in the processing of customer products and services. Industries served include adhesives, aerosols, aerospace, automotive, chemical processing, metalworking, oil and gas, pulp and paper, personal care, pharmaceuticals, processed foods, utilities and water treatment. Chemicals and Metals: Acetone, alkanolamines, caustic soda, chlorinated solvents, chlorine, ethyleneamines, ethylene dichloride, ethylene glycols, glycerine, hydrochloric acid, hydrogen chloride, magnesium metal, methyl chloride, phenol, propylene glycols, propylene oxide and vinyl chloride monomer. Performance Products: Acetylsalicylic acid (aspirin), acrylamide monomer, air separation and gas treating products and services, antimicrobials, aqueous and semi-aqueous cleaners, brake fluids, compressor lubricants, Dowanol glycol ethers, Dowex ion exchange resins, Dowfax surfactants; Dowfrost, Dowtherm and Syltherm heat transfer fluids; Drytech superabsorbents, FilmTec membranes, Invert solvents, latex coatings and binders, magnesium hydroxide, Methocel and Ethocel cellulosic products, Peladow, Liquidow and Dowflake calcium chloride; plastic lined piping products, polyglycols, specialty monomers (DVB, VBC) and Versene chelating agents.

  Plastic Products
  Dow ranks among the world leaders in the production of plastics, offering the broadest range of thermoplastic and thermoset materials of any manufacturer. Dow plastics and plastic fabricated products are used in a wide variety of industries, such as appliances, automotive, building and construction, electronics, flooring, furniture, health care, housewares, packaging and recreation.
  Thermoplastics: Affinity polyolefin plastomers, Aim advanced styrenic resins, Aspun fiber-grade resins, Attane ultra low density polyethylene copolymers, Calibre polycarbonate resins, Dowlex linear low density polyethylene, Engage polyolefin elastomers, Insite technology polymers, Isoplast polyurethane engineering thermoplastic resins, low and high density polyethylene, Magnum ABS resins, Pellethane TPU elastoplastic polymers, Prevail thermoplastic resins, Primacor adhesive copolymers, Pulse engineering resins, Sabre engineering resins, Saran PVDC, Styron polystyrene, Tyril SAN resins and Tyrin CPE elastomers and resins.
  Thermosets: Cyclotene advanced electronics resins, D.E.H. curing agents, D.E.N. epoxy novolacs, D.E.R. liquid and solid epoxy resins, Derakane epoxy vinyl ester resins, Isonate pure and modified MDI (methylene diphenyl diisocyanate), Papi polymeric MDI, Specflex systems, Spectrim reaction moldable products, Tactix performance polymers, The Enhancer carpet backing, Voranate T-80 TDI (toluene diisocyanate) and Voranol polyether polyols and copolymer polyols.
  Fabricated Products: DAF adhesive films, DWF window films, Ethafoam plastic foams, Opticite label films, Saranex plastic films, Styrofoam brand plastic foams, Trycite plastic films, Trymer rigid foam billets and Zetabon plastic clad metals.

  Hydrocarbons and Energy
  Dow is the world leader in the production of olefins, styrene and aromatics. This segment encompasses procurement of fuels and petroleum-based raw materials as well as the production of olefins, aromatics, styrene and cogenerated power and steam for use in the Company's operations.
  Hydrocarbons: Benzene, ethylene, propylene and styrene.

  Hydrocarbons and Energy (Continued)
  Energy: Power and steam production plus fuels procurement and natural gas pipelines. Includes independent power producer Destec Energy, Inc., a Dow subsidiary, which develops independent power projects and sells electrical and thermal energy.

  Consumer Specialties
  This segment is comprised of three businesses primarily operated by Dow affiliates: Agricultural Products, Pharmaceuticals and Consumer Products. Agricultural Products (DowElanco) are used in crop protection and production, and for industrial pest control. The Pharmaceuticals business (Marion Merrell Dow) includes prescription drugs and over-the-counter health care products. The Consumer Products business (DowBrands) includes household and personal care products.
  Agricultural Products: Broadstrike, Garlon, Lontrel, Sonalan, Starane, Tordon, Treflan and phenoxy herbicides; Dursban and Lorsban insecticides; Beam, Rubigan and Trimidal fungicides; N-Serve nitrogen stabilizer, Telone soil fumigant, Vikane gas fumigant, Sentricon termite colony elimination system, and hybrid seeds.
  Pharmaceuticals: Prescription Products: Carafate antiulcer, Cardizem antianginal, Cardizem SR antihypertensive, Cardizem CD antianginal/antihypertensive, Cardizem Injectable for atrial fibrillation or atrial flutter, Nicorette (outside the U.S.) and Nicoderm smoking cessation aids, Sabril anticonvulsant, Seldane antihistamine, Seldane-D antihistamine-decongestant combination and Targocid antibiotic.
  Pharmaceuticals: Over-the-Counter Products: (now marketed in the U.S. by SmithKline Beecham Consumer Healthcare, a partnership between Marion Merrell Dow and SmithKline Beecham) Cepastat sore throat lozenges, Citrucel bulk-fiber laxative, Debrox ear care product, Gaviscon antacid, Gly-Oxide oral antiseptic, Nicorette (in the U.S.), Novahistine cough/cold/allergy products and OsCal calcium supplements.
  Consumer Products: Household Products: Dow bathroom cleaner with Scrubbing Bubbles, Fantastik all purpose cleaner, Glass Plus multi-surface cleaner, Handi-Wrap plastic film, Saran Wrap plastic film, Smart Scrub soft scouring cleanser, Spray'N Wash tough laundry stain remover, ultra Vivid color safe bleach, ultra Yes laundry detergent and Ziploc plastic bags.
  Consumer Products: Personal Care: Apple Pectin, Nucleic A, PermaSoft, Salon Style, and Style hair care products.

  Unallocated
  This segment encompasses Dow's businesses that are not reported elsewhere, including the consolidated insurance and finance companies, and Ventures businesses such as Dow Environmental and advanced electronics materials. This segment includes activities and overhead cost variances not allocated to other segments.

Industry Segment and Geographic Area Results
See Note S to the Financial Statements for a discussion of sales, operating income and identifiable assets by industry segment and geographic area. A product segment sales analysis follows.

PRODUCT SEGMENT SALES ANALYSIS

In millions                  (Unaudited)      1994      1993      1992
- ----------------------------------------------------------------------
  Sales of Principal Products and Services
- ----------------------------------------------------------------------
Chemicals and Performance Products
  Chemicals and Metals                      $2,762    $2,625    $2,807
  Performance Products                       1,774     1,643     1,664
  --------------------------------------------------------------------
  Total Chemicals and Performance Products   4,536     4,268     4,471
- ----------------------------------------------------------------------
Plastic Products
  Thermoplastics                             3,887     3,203     3,332
  Thermosets                                 2,679     2,414     2,485
  Fabricated Products                          910       842       898
  --------------------------------------------------------------------
  Total Plastic Products                     7,476     6,459     6,715
- ----------------------------------------------------------------------
Hydrocarbons and Energy
  Hydrocarbons and Energy                    2,043     1,797     1,734
- ----------------------------------------------------------------------
Consumer Specialties
  Agricultural Products                      1,735     1,604     1,580
  Pharmaceuticals                            3,274     3,007     3,478
  Consumer Products                            845       846       919
  --------------------------------------------------------------------
  Total Consumer Specialties                 5,854     5,457     5,977
- ----------------------------------------------------------------------
Unallocated
  Miscellaneous                                106        79        74
- ----------------------------------------------------------------------
Net Sales                                  $20,015   $18,060   $18,971
- ----------------------------------------------------------------------

Raw Materials
The Company has, and expects to continue to have, adequate supplies of raw materials during 1995 and subsequent years.

  Chemicals and Performance Products
  The most important raw materials for the Chemicals and Performance Products segment are ammonia, benzene, butadiene, caustic soda, cellulose, chlorine, ethylene, limestone, natural gas and natural gas liquids, natural brines, naphtha, organic acid, propylene, propylene oxide, salt and styrene. Ocean water from the Gulf of Mexico is the principal raw material for magnesium. The Company owns salt deposits in Louisiana, Michigan and Texas, U.S.; Alberta, Canada; Brazil; and Germany. The Company also owns natural brine deposits in Michigan and limestone deposits in Texas. These deposits are expected to last in excess of 100 years. The Company produces essentially all of its internal requirements of brine, propylene oxide, caustic soda, chlorine and styrene; and most of its internal requirements of butadiene and ethylene.

  Plastic Products
  Major raw materials for the Plastic Products segment are styrene, ethylene, benzene, acrylonitrile, octene, aniline, propylene oxide, bisphenol, epichlorohydrin, and vinylidene chloride. With the exception of ethylene, acrylonitrile, octene and aniline, the Company produces essentially all of the major raw materials that it consumes.

  Hydrocarbons and Energy
  Major raw materials such as liquefied petroleum gases, crude oil, naphtha, natural gas, benzene, propylene, fuel oil and coal are purchased by the Company both on long-term contracts and as they become available on the market.
    The Company, and its subsidiary Destec Energy, Inc., own the rights to substantial deposits of lignite in Texas and Louisiana.
    About 89 percent of the output of a 1.6 billion pounds-per-year ethylene plant and 40 percent of the output of a 1.8 billion pounds-per-year ethylene plant, both owned by Novacor Chemicals Ltd., at Joffre, Alberta, Canada, are under long-term supply contracts to Dow Chemical Canada, Inc. This commitment is further described in Note Q to the Financial Statements. The purchased ethylene is used for feedstock at Dow Canada's manufacturing complex at Fort Saskatchewan and at other Dow locations.
    About 33 percent of the capacity of a 1.3 billion pounds-per-year ethylene plant, owned by BASF in Antwerp, Belgium is under a long-term contract to convert Dow's naphtha into ethylene and its by-products. The ethylene and by-products will be used for feedstock at Dow Benelux's manufacturing facility in Terneuzen, the Netherlands.

  Consumer Specialties
  The Consumer Specialties segment raw materials are primarily chlorine, 1,3 dichloropropene, dexylamine succinate, phenol, polyethylene, and vinylidene chloride, which are manufactured by the Company. Other raw materials such as pyridine, propionic acid, organo-phosphate based derivatives, sugar, alcohol, quinine, sulphate, lactulose, sucralfate, and codeine, are purchased under contracts.

Method of Distribution
All products and services are marketed primarily through the Company's sales force, although in some foreign markets more emphasis is placed upon sale through distributors. No significant portion of the business of any industry segment is dependent upon a single customer.

Competition
The Company experiences substantial competition in each of its industry segments. During 1994, the Company was the second largest chemical company in the United States in terms of sales and will likely be in the top five in terms of sales worldwide in 1994. The chemical industry has been historically competitive and this condition is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the U.S. and abroad. The Company competes worldwide on the basis of price, quality and customer service.

Patents, Licenses and Trademarks
The Company consistently applies for and obtains United States and foreign patents and the Company and its consolidated subsidiaries now own approximately 4,900* active United States patents and approximately 14,100* active foreign patents, which can be identified to industry segments as follows: Chemicals and Performance Products, 1,400 U.S. and 2,600 foreign; Plastic Products, 1,300 U.S. and 3,400 foreign; Hydrocarbons and Energy, 100 U.S. and 200 foreign; Consumer Specialties, 1,300* U.S. and 6,400* foreign; Ventures, 500 U.S. and 1,200 foreign, and Unallocated, 300 U.S. and 300 foreign. Dow is also party to a substantial number of patent licenses and other technology agreements. Dow's primary purpose in obtaining its patents is to protect the results of its own research effort for use in its own operations. The Company had patent and technology royalty income of $25 million in 1994, $26 million in 1993 and $21 million in 1992,

Patents, Licenses and Trademarks (Continued) and paid royalties to others of $40 million in 1994, $44 million in 1993, and $34 million in 1992. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the "Dow in Diamond" trademark. Although the Company considers that, in the aggregate, its patents, licenses and trademarks constitute valuable assets, it does not regard its business as being materially dependent upon any single patent, license or trademark.

*Includes approximately 700 Marion Merrell Dow, Inc. and 500 DowElanco patents in the U.S., and approximately 4,000 Marion Merrell Dow, Inc. and 2,200 DowElanco foreign patents.

Research and Development
The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $1,261 million in 1994 compared to $1,256 million in 1993 and $1,289 million in 1992. The Company employs approximately 7,700 people in various kinds of research and development activities.

Other Activities
Dow owns, through its Liana Limited subsidiary, 100 percent of the stock of Dorinco Reinsurance Company, a Michigan stock property and casualty company which engages in the insurance and reinsurance business. In addition, the Company effectively owns 100 percent of the stock of two Bermuda insurance companies.

Principal Partly Owned Companies
Principal companies in which Dow owns a 50 percent interest include Dow Corning Corporation, a manufacturer of silicone and silicone products; Dow-United Technologies Composite Products, Inc., a manufacturer of composite products; and Gurit-Essex, A.G., a Swiss company, which supplies European automobile manufacturers with proprietary specialty products. In addition, Dow has a 45 percent interest in Total Raffinaderij Nederland N.V., which provides feedstocks for Dow's major petrochemical site at Terneuzen, the Netherlands, and also services the Benelux and nearby markets.

Protection of the Environment
Matters pertaining to the environment are discussed in Legal
Proceedings, Management's Discussion and Analysis of Financial
Condition and Results of Operations and Notes A and Q to the Financial
Statements.

Financial Information About Foreign and Domestic Operations and Export Sales In 1994, the Company derived 50 percent of its sales and had 46 percent of its plant investment outside the United States. While the Company's international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, to carry any greater risk than its operations in the United States. Information on sales, operating income and identifiable assets by geographic area for each of the last three years appears in Note S to the Financial Statements.

Number of Products
Dow manufactures and supplies more than 2,500 product families and services and no single one accounted for more than 5 percent of the Company's consolidated sales in 1994. No significant portion of the business of any industry segment is dependent upon a single customer.

Employees
The personnel count at December 31, 1994 was 53,730 versus 55,436 at the end of 1993 and 61,353 at the end of 1992. The 12 percent reduction in personnel from the end of 1992 to the end of 1994 reflected rationalization and work process improvements throughout the
Company.
                                  7


ITEM 2.  PROPERTIES
The Company operates 130 manufacturing sites in 30 countries. The Company considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The Company's Chemicals and Plastics production facilities and plants operated at approximately 92 percent of capacity during 1994. On a global basis, Dow operates 14 major production plants, the locations of which are as follows:

  United States:    Midland, Michigan; Freeport, Texas; Pittsburg,
                    California; Plaquemine, Louisiana;
                    Cincinnati, Ohio; Kansas City, Missouri.
  Canada:           Sarnia, Ontario; Fort Saskatchewan, Alberta.
  Germany:          Stade; Rheinmuenster.
  France:           Drusenheim
  The Netherlands:  Terneuzen.
  Spain:            Tarragona.
  Brazil:           Aratu.

  Including the major production facilities, the Company has plants and holdings in the following geographic areas:

  United States:    50 manufacturing locations in 16 states and the
                       Commonwealth of Puerto Rico.
  Canada:            9 manufacturing locations in 3 provinces.
  Europe:           39 manufacturing locations in 14 countries.
  Latin America:    19 manufacturing locations in 6 countries.
  Pacific:          13 manufacturing locations in 7 countries.

  All of the above Dow plants are owned in fee, subject to certain easements of other persons which, in the opinion of Dow, do not substantially interfere with the continued use of such properties or materially affect their value.

  A summary of plant properties, classified by type, is contained in Note G to the Financial Statements.


ITEM 3. LEGAL PROCEEDINGS

Breast Implant Matters
The Company and Corning Incorporated ("Corning") are each 50 percent shareholders in Dow Corning Corporation ("Dow Corning"). Dow Corning, and in many cases the Company and Corning as well, have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain shareholders of the Company have filed separate consolidated class action complaints alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. The Company and one of its former officers have also been sued in two separate class action complaints alleging that the defendants violated duties imposed by the federal securities laws regarding disclosure of information material to a reasonable investor's assessment of the magnitude of the Company's exposure to direct liability in silicone breast implant litigation. In a separate action, a Corning shareholder has sued certain Dow Corning Directors (including three current Company Directors and two former Company Directors) alleging breaches of state law duties relating to the manufacture and marketing of silicone breast implants and seeking to recover unquantified money damages derivatively on Corning's behalf.
  Two separate derivative actions have been brought in the federal court, Southern District of New York, by Company shareholders purportedly on the Company's behalf. In Kas, et al. v. Butler, et al., two Company shareholders brought suit in 1992, naming as defendants all persons who were serving the Company as Directors on December 31, 1990, certain Dow Corning Directors, Dow Corning, Corning and certain Dow Corning officers, seeking derivatively on the Company's behalf unquantified money damages. In Rubinstein, et al. v. Ludington, et al., four Company shareholders brought suit in 1992, naming as defendants Dow Corning's Directors (Messrs. Falla, Popoff and Stavropoulos) who were also Company Directors and three former Company Directors, also seeking derivatively on the Company's behalf unquantified money damages. Plaintiffs in both cases subsequently made demands that the Company's Board bring suit on behalf of the Company. After the Board rejected those demands, the plaintiffs refiled their complaints alleging that the demands were wrongfully rejected.
  It is impossible to predict the outcome of each of the above described legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote, subject to the effects described below.

  In September 1993, Dow Corning announced the possibility of a global settlement concerning the silicone breast implant matter. In January 1994, Dow Corning announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on the Settlement Agreement (defined below);
litigation and claims outside the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million. As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to the Company. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
  On March 23, 1994, Dow Corning, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement was approved by Dow Corning's
Board of Directors on March 28, 1994. Under the Settlement Agreement, industry participants (the "Funding Participants") would contribute up to approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. The Company is not a Funding Participant and is not required to contribute to the settlement. The Settlement Agreement, if implemented, provides for a claims-based structured resolution of claims arising out of silicone breast implants and defines periods during which breast implant plaintiffs may "opt out" of the class subject to the settlement by electing not to settle their claims by way of the Settlement Agreement and instead continuing their individual breast implant litigation against manufacturers and other defendants, including the Company. In certain circumstances, if any defendant who is a Funding Participant considers the number of plaintiffs who have opted out and maintained lawsuits against such defendant to be excessive, such defendant may withdraw from participation in the Settlement Agreement. Pursuant to the Settlement Agreement, any plaintiff who participates in the settlement releases the Company from any breast implant related liability.
  On April 1, 1994, the U.S. District Court for the Northern District of Alabama (the "Court") preliminarily approved the Settlement
Agreement. A Court-supervised fairness review process of the Settlement Agreement was completed on August 22, 1994. The
Settlement Agreement received final approval by the Court on September 1, 1994. The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit.
  Various preliminary estimates of the aggregate number of plaintiffs who have indicated an intent to opt out of the settlement (the "Opt
Out Plaintiffs") have been made public. Dow Corning has reported that since July 1, 1994, many initial Opt Out Plaintiffs with claims against Dow Corning have rejoined the settlement. The Court is continuing to collect information relating to the number of Opt Out Plaintiffs. Dow Corning will continue to evaluate the nature and scope of the current or potential future claims of these Opt Out Plaintiffs. Opt Out Plaintiffs were able to rejoin the settlement until the March 1, 1995 date established by the Court.
  The date by which Dow Corning was required to decide whether to remain as a participant in or to exercise the first of its options to withdraw from the Settlement Agreement was extended to September 9, 1994. On September 8, 1994, Dow Corning's Board of Directors approved
Dow Corning's continued participation in the Settlement Agreement. Initial claims were required to be filed with the Court by September
16, 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will determine whether contributions to the settlement are sufficient to pay validated claims. The date by which this process will be completed is uncertain. If contributions are not sufficient, claimants with validated claims may have the ability to become Opt Out Plaintiffs during another specified period. In that event, if any defendant who is a Funding Participant considers the number of new Opt Out Plaintiffs to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the Settlement Agreement. There can be no assurance that Dow Corning will not withdraw from participation in the Settlement Agreement.
  Dow Corning has reported that, as additional facts and circumstances develop, the estimate of its potential liability may be revised, or provisions may be necessary to reflect any additional costs of resolving breast implant litigation and claims not covered by the settlement. Any future charge by Dow Corning resulting from a revision or provision, if required, could have a material adverse impact on the Company's net income for the period in which it is recorded by Dow Corning, but would not have a material adverse impact on the Company's consolidated cash flows or financial position.
  As to breast implant product liability claims that continue to be asserted against Dow Corning (as opposed to the Company), any loss to the Company would be limited to the diminution in the value of the Company's investment in Dow Corning, which totaled $337 million as of December 31, 1994, that would be caused by charges taken against income by Dow Corning in connection with these claims. The Company believes that Dow Corning is defending these claims vigorously.

  The Company is separately named as a defendant in a total of 12,395 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in fraud, aiding and abetting, conspiracy and negligence.
  On December 1, 1993, Federal District Court Judge Sam C. Pointer, Jr., dismissed the Company from more than 3,000 (4,945 as of February 28, 1995) federal product liability cases involving silicone breast implants. The Opt Out Plaintiffs who have sued in federal courts are bound by this decision unless it is later vacated. Judge Pointer had been appointed by the Federal Judicial Panel on Multidistrict
Litigation to oversee all of the silicone breast implant cases filed in the U.S. federal courts. In his ruling, Judge Pointer stated that the Company is a separate, independent company and has no legal responsibility for Dow Corning's breast implant business activities.
He further held that the Company is not liable for any actions allegedly taken independent of its role as a shareholder of Dow
Corning. Judge Pointer stated that there was "no evidence" to indicate the Company "had any special knowledge about the alleged risks and hazards of silicone" or that the Company did anything improper. Judge Pointer also held that he would reconsider his ruling if new facts emerge or if the law changes in one or more states. Certain new facts have emerged since Judge Pointer's ruling. Plaintiffs have asked the Court to vacate its ruling based on those facts. The Company does not believe these facts are material and has asked that the Court's
December 1, 1993 ruling be made final. In separate similar rulings, the Company has been dismissed from 4,076 cases brought in the state courts of California, Indiana, Michigan, New Jersey, New York and Pennsylvania as to all claims against it. The California ruling has been appealed. The Company remains a defendant in 3,374 product liability cases brought in state courts and continues to be named as a defendant as additional cases are filed in various courts.
  On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment.
Judge Schneider granted the Company's motion as to (i) all claims based on the Company's status as a shareholder of Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) the plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas
Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in 2,331 cases pending in Harris County litigation. In those cases, the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries caused by its product. In addition, the Company has filed claims with its insurance carriers to recover in the event it is held liable in the Harris County (or any other) breast implant litigation.
  The first of the Harris County cases went to trial in November 1994, and the jury returned a verdict on February 15, 1995. At the conclusion of the presentation of the evidence, plaintiffs voluntarily withdrew their fraud and Deceptive Trade Practices Act claims against the Company. The jury reached a verdict dismissing the Company from all liability with respect to one plaintiff. As to the second plaintiff, the jury found for the Company in plaintiff's conspiracy, concert of action and negligence counts. The jury also found the Company jointly and severally liable with Dow Corning in the amount of $5.23 million for having given Dow Corning "substantial encouragement or assistance" in marketing breast implants that had not been first adequately tested. The jury allocated the Company's responsibility for plaintiff's damages at 20%. The Company has filed a motion with Judge Schneider requesting a judgment notwithstanding the verdict and will appeal any unfavorable ruling. It is impossible to predict the outcome or to estimate the cost to the Company of resolving this action or any of the other cases in Harris County.
  In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, indicated that he had granted the Company's motion for summary judgment "on all causes of action other than conspiracy and strict liability as a component parts supplier." As a result, the Company remains a defendant as to such claims in 116 cases pending in Dallas County. It is impossible to predict the outcome or to estimate the cost to the Company of resolving these actions.
  It is the opinion of the Company's management that the possibility that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning is remote. It is further the opinion of the Company's management that the possibility that a resolution of plaintiffs' direct participation claims would materially impact the Company's consolidated financial statements is remote.
  The Company was informed by Dow Corning that it had received a request dated July 9, 1993, from the Boston Regional office of the Securities and Exchange Commission for certain documents and information related to silicone breast implants. The request states that the Boston Regional Office is conducting an informal investigation which "concerns Dow Corning, its subsidiary Dow Corning Wright ('DCW'), and parent corporations Dow Chemical Co. and Corning Inc."

Seldane
In July 1992, two class actions lawsuits were filed in the United States District Court for the Western District of Missouri alleging that Marion Merrell Dow Inc. ("MMD"), a subsidiary of the Company, violated the federal securities laws as a result of alleged false statements and omission regarding the drug Seldane. The suits, which were brought by purchasers of MMD stock and sought unquantified damages, also named the Company as a defendant, principally because of its status as an alleged "controlling person" of MMD. In addition to seeking recovery against MMD and the Company, the suits named as defendants a variety of entities and individuals including certain Directors of MMD (some of whom are also Directors of the Company) and certain underwriters of a 1992 offering of MMD stock. Subsequently, plaintiffs filed a consolidated amended class action complaint in the same court consolidating the two previously filed complaints and captioned In re Marion Merrell Dow Securities Litigation. The consolidated amended class action complaint does not name the Company as a defendant but reserves the right to name the Company in the future should discovery disclose a basis for doing so. In December 1992, plaintiffs and the Company entered into an agreement conditionally tolling the statute of limitations as to any action against the Company.
  In addition, in July 1992, a derivative suit captioned Harris J. Sklar v. Ewing M. Kauffman, et al. was filed in the Court of Chancery of the State of Delaware against MMD (as nominal defendant) and certain past and present Directors of MMD, including Messrs. Falla, Lyons, Popoff and Stavropoulos, who are also Directors of the Company. The suit sought unquantified damages allegedly suffered by MMD as a result of alleged breaches of fiduciary duty and waste of corporate assets by its Directors in connection with the marketing of Seldane and alleged disclosures and omissions regarding Seldane made to consumers and to the investing public. On February 28, 1993, the Court entered an order dismissing without prejudice the complaint as against all defendants.
  Management believes that the above actions are without merit. Furthermore, it is the opinion of the Company's management that the possibility that litigation of these claims would materially impact the Company's consolidated financial statements is remote.

Environmental Matters
The Company has agreed to participate in the Toxic Substances Control Act, Section 8(e) compliance audit program and expects to pay a civil penalty of $1 million sometime during the first half of 1995.
  On September 27, 1993, February 23, 1994, and October 31, 1994, the U.S. Environmental Protection Agency filed actions against the Company alleging violations of the boiler and industrial furnace regulations. The Company agreed to pay a total of $151,729 in settlement of $319,230 of proposed fines with respect to two Company sites. Proposed civil fines for three additional Company sites total $1,286,764.
  On May 31, 1994, the U.S. Environmental Protection Agency filed an action against the Company alleging violations of the Clean Water Act at the Company's Ludington, Michigan site. Proposed civil fines total $125,000.
  On July 1, 1994, the Louisiana Department of Environmental Quality served a Penalty Notice on the Company alleging three spills which violated the Louisiana Clean Water Act, seeking proposed civil fines totaling $120,740, including administrative expenses.
  DowElanco, a general partnership 60 percent owned by the Company, received a letter dated November 30, 1994 from the U.S. Environmental Protection Agency regarding incident reporting under Section 6(a)(2) of the Federal Insecticide, Fungicide and Rodenticide Act. Settlement negotiations have been initiated to resolve any possible fines which may exceed $100,000.
  On December 19, 1994, the Texas Natural Resource Conservation Commission sent a proposed order to the Company seeking administrative civil penalties of $519,350 for alleged violations of the Texas Clean Air Act.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company's executive officers as of March 13, 1995.

Enrique C. Falla, 55, Dow Executive Vice President and Chief Financial Officer. Director Since 1985.
Employee of Dow since 1967. Commercial Vice President of Dow Latin America 1979-80. President of Dow Latin America 1980-84. Dow Financial Vice President 1984-91. Treasurer 1986-87. Chief Financial Officer 1987 to date. Executive Vice President 1991 to date. Director of Dow Corning Corporation,* Marion Merrell Dow Inc.,* Kmart Corporation and the University of Miami. Mr. Falla is a cousin of Mr. Sosa's wife.

Frank P. Popoff, 59, Chairman of the Dow Board of Directors and Chief Executive Officer. Director since 1982.
Employee of Dow since 1959. Executive Vice President of Dow Europe S.A.* 1980-81. President of Dow Europe S.A.* 1981-85. Dow Executive Vice President 1985-87. President and Chief Operating Officer 1987. President 1987-93. Chief Executive Officer 1987 to date. Chairman of the Board December 1992 to date. Director of Dow Corning Corporation,* Marion Merrell Dow Inc.* and DowElanco.* Director of American Express Company, U S WEST, Inc. and Chemical Financial Corporation. Serves on the Policy Committee of The Business Roundtable, The Business Council and The Conference Board. Member of the American Chemical Society, the National LEAD Council and the Michigan Business Partnership.

Enrique J. Sosa, 54, Dow Senior Vice President and President of Dow North America. Director since 1990.
Employee of Dow since 1964. Director of Marketing for the Plastics Department 1980-82. General Manager of Dow Brazil 1982-84. President of Dow Brazil 1984-85. Commercial Vice President for Specialty
Chemicals 1985-87. Group Vice President for Chemicals and Performance Products 1987-90. Director of Corporate Product Department 1990-93. President of Dow North America 1993 to date. Dow Vice President 1990-91. Senior Vice President 1991 to date. Director of Destec Energy,
Inc.* and Dow Corning Corporation.* Director of the National
Association of Manufacturers and National Action Council for
Minorities in Engineering, Inc. Member, Board of Trustees, Northwood University, and Executive Committee, Michigan First, Inc. Mr. Sosa's wife is a cousin of Mr. Falla.

William S. Stavropoulos, 55, Dow President and Chief Operating
Officer. Director since 1990.
Employee of Dow since 1967. President of Dow Latin America 1984-85. Commercial Vice President for Dow U.S.A., Basics and Hydrocarbons 1985-87. Group Vice President for Plastics and Hydrocarbons 1987-90.
Chairman of Essex Specialty Products, Inc.* 1988-92. President of Dow U.S.A. 1990-93. Dow Vice President 1990-91. Senior Vice President 1991-93. Dow President and Chief Operating Officer 1993 to date. Director of Dow Corning Corporation* and Marion Merrell Dow Inc.* Chairman of the Board of the American Plastics Council. Board member of the Chemical Manufacturers Association, Citizens Research Council, U.S. Council for International Business and Midland Community Center.
Member of the Society of Chemical Industry, American Chemical Society, University of Notre Dame Science Advisory Council and Joint Automotive Suppliers Governmental Action Council. Director of Chemical Financial Corporation and Chemical Bank and Trust Company.

Each of these executive officers was elected by the Board of Directors to hold office until the next annual election of officers. As provided by the Bylaws of the Company, the Board of Directors elects the officers at its first meeting after each annual meeting of the stockholders.


* A number of Company entities are referred to in the biographies and are defined as follows. (Some of these entities have had various names over the years and the names and relationships to the Company, unless otherwise indicated, are stated as they existed as of March 13, 1995.) Dow Corning Corporation, a corporation 50 percent-owned by Dow; DowElanco, a general partnership 60 percent-owned by Dow; Destec Energy, Inc. and Marion Merrell Dow Inc., both majority-owned subsidiaries of Dow; Dow Europe S.A. and Essex Specialty Products, Inc., wholly owned subsidiaries of Dow. Ownership by Dow described above may be either direct or indirect.


                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The principal market for the Company's common stock is the New York Stock Exchange. On February 9, 1995, the Company declared a cash dividend of 65 cents per share, payable April 28, 1995, to stockholders of record on March 31, 1995. This will be the 333rd consecutive quarterly dividend since 1912. There were 96,697 common stockholders of record as of March 13, 1995.
  Quarterly market and dividend information can be found in Part II,
Item 8 (Supplementary Data) on page 50.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                             The Dow Chemical Company and Subsidiaries
Five-Year Summary of Selected Financial Data


In millions, except as noted            (Unaudited)                  1994       1993       1992       1991       1990
- ---------------------------------------------------------------------------------------------------------------------

Summary of Operations
   Net sales                                                      $20,015    $18,060    $18,971    $18,807    $19,773
   Cost of sales                                                   13,219     12,195     12,704     12,661     13,035
   Insurance and finance company operations, pretax
      (income) expense                                                (40)       (98)       (15)       (95)       (65)
   Research and development expenses                                1,261      1,256      1,289      1,159      1,136
   Promotion and advertising expenses                                 658        678        795        721        639
   Selling and administrative expenses                              2,403      2,230      2,328      2,181      2,084
   Amortization of intangibles                                        169        179        147        129        126
   Special charge                                                       -        180        433        370          -
   ------------------------------------------------------------------------------------------------------------------
   Operating income                                                 2,345      1,440      1,290      1,681      2,818
   Investment and sundry income                                       113        518        168        488        278
   Interest expense-net                                              (406)      (433)      (586)      (481)      (533)
   -------------------------------------------------------------------------------------------------------------------
   Income before provision for taxes on income and
      minority interests                                            2,052      1,525        872      1,688      2,563
   Provision (credit) for taxes on income                             779        606        274        510        978
   Minority interests' share in income                                335        275        322        236        201
   ------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of accounting change               938        644        276        942      1,384
   Cumulative effect of accounting change                               -          -       (765)         -          -
   Preferred stock dividends                                            7          7          7          7          6
   ------------------------------------------------------------------------------------------------------------------
   Net income (loss) available for common stockholders                931        637       (496)       935      1,378
   ------------------------------------------------------------------------------------------------------------------
   Per share of common stock (dollars):
      Income before cumulative effect of accounting change           3.37       2.33       0.99       3.46       5.10
      Cash dividends declared                                        2.60       2.60       2.60       2.60       2.60
      Cash dividends paid                                            2.60       2.60       2.60       2.60       2.60
   Average common shares outstanding (thousands)                  276,094    273,620    271,647    270,477    269,899
   Convertible preferred shares outstanding (thousands)             1,549      1,567      1,586      1,592      1,602
- ---------------------------------------------------------------------------------------------------------------------
Year-end Financial Position
   Total assets                                                   $26,545    $25,505    $25,360    $24,727    $23,953
   Working capital                                                  2,075      2,001      1,802      1,584      2,265
   Plant properties-gross                                          23,210     21,608     21,444     20,663     19,149
   Plant properties-net                                             8,726      8,580      8,801      8,775      8,249
   Long-term obligations and redeemable preferred stock             5,325      5,918      6,201      6,083      5,209
   Total debt                                                       6,578      6,944      7,469      7,652      6,642
   Net stockholders' equity                                         8,212      8,034      8,064      9,441      8,728
- ---------------------------------------------------------------------------------------------------------------------
Financial Ratios
   Research and development expenses as percent of net sales          6.3%       7.0%       6.8%       6.2%       5.7%
   Income before provision for taxes and minority interests
      as percent of net sales                                        10.3%       8.4%       4.6%       9.0%      13.0%
   Return on average stockholders' equity                            11.4%       7.9%       3.1%(1)   10.3%      16.5%
   Book value per share of common stock (dollars)                  $29.63     $29.36     $29.69     $34.90     $32.33
   Debt as percent of total capitalization excluding
      temporary equity                                               38.0%      39.9%      42.5%      42.3%      41.3%
- ----------------------------------------------------------------------------------------------------------------------
General
   Capital expenditures                                            $1,183     $1,397     $1,595     $1,908     $2,119
   Depreciation                                                     1,321      1,343      1,342      1,306      1,170
   Wages and salaries paid                                          3,239      3,332      3,263      3,101      3,104
   Cost of employee benefits                                          832        887        938        711        690
   Number of employees at year-end (thousands)                       53.7       55.4       61.4       62.2       62.1
   Number of stockholders of record at year-end (thousands)          98.0 (2)  102.5      105.9      108.4      109.4
- ---------------------------------------------------------------------------------------------------------------------

(1) Before cumulative effect of accounting change.
(2) Stockholders of record as reported by the transfer agent. The Company estimates that there are an additional 151,200 stockholders whose shares are held in nominee names, or in dividend reinvestment accounts without underlying registered shares.

                                                                     13


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Sales were $20.0, $18.1 and $19.0 billion for 1994, 1993 and 1992, respectively. Operating income for the same periods was $2.3, $1.4 and $1.3 billion, which included pretax special charges of $180 million in 1993 and $433 million in 1992 as discussed in Note B to the Financial Statements. The 1993 charge was taken by Marion Merrell Dow Inc.,
Dow's pharmaceutical subsidiary (71 percent owned), to cover expenses related to realignment of the company and other cost-management efforts to position the business for long-term success. Dow took a special charge in 1992 that reflected write-offs and write-downs, plant shutdowns, divestitures and the consolidation of a variety of business activities globally.
  Volume gains, price recovery and improved productivity contributed to higher operating income in 1994 compared to 1993 and 1992. Volume improved
8 percent in 1994 versus the previous year, and prices increased 2 percent after having declined since 1990. Through work process improvements, cost of sales adjusted for volume was down more than 2 percent despite an increase of almost 1 percent in the hydrocarbons and energy purchase price index.

CHEMICALS AND PERFORMANCE PRODUCTS
Chemicals and Performance Products had a 6 percent gain in sales in 1994 compared to the previous year, reporting $4.5 billion in sales versus $4.3 billion. In 1992, sales were $4.5 billion.
  Operating income continued to increase, rising to $592 million in 1994 from $350 million in 1993 and $269 million in 1992. The segment's operating income was affected by a special charge of $115 million in 1992.

Chemicals and Metals
Sales for Chemicals and Metals were up 5 percent in 1994 compared to the previous year and down 2 percent versus 1992. Sales were $2.8, $2.6 and $2.8 billion for 1994, 1993 and 1992, respectively.
  The sales gain in 1994 resulted from 4 percent increases in both prices and volume compared to the previous year. Besides price recovery, lower costs and expenses resulted in improved margins.
  Price increases and higher volume for vinyl chloride monomer made the greatest contribution to the sales gain in this business and helped offset lower prices for caustic soda. An upturn in construction activity led to the stronger demand. Ethylene glycol was also a significant contributor to the improved results, with higher prices and volume.
  Propylene oxide demand improved in 1994, resulting in very tight supply. Because demand is expected to continue growing, Dow is authorizing incremental expansions of propylene oxide capacity in the U.S., Germany and Brazil. Dow has identified more than 500 million pounds of incremental capacity that can be added beginning in late 1995 or early 1996 with little added capital. Capacity was also increased for Dow with the start-up of its Zhejiang Pacific Chemical Company joint venture propylene oxide plant in Ningbo, People's Republic of China.
  Following a dramatic volume decline for magnesium, Dow adjusted its capacity in 1994 by permanently closing a production facility in Freeport, Texas. The facility had previously been idled when product exported from Russia and China saturated world markets. As supply and demand balances have become more favorable, price recovery is underway.
  Prices for chlorinated organics remained steady while volume continued to decline. The phaseout is underway for methyl chloroform and other applications of chlorinated organics which are of environmental concern. This phaseout will not have a material impact on Chemicals and Performance Products.

Performance Products
In 1994, Performance Products had record sales of $1.8 billion, up 8 percent from the previous year. Sales were $1.6 and $1.7 billion in 1993 and 1992, respectively. Volume grew 8 percent in 1994 compared to 1993 while prices remained flat. In 1993, prices declined 6 percent compared to 1992, resulting in the sales decline that year.
  Improving economic conditions created greater demand for latex coated paper around the world, resulting in higher sales and profits for emulsion polymers. Demand and prices also improved for carpet and specialty applications. Dow responded to the increased demand for styrene butadiene latex by achieving an incremental increase in capacity from its existing facilities globally.
  Dow achieved higher sales for Methocel methyl cellulose as demand and prices strengthened. In anticipation of greater demand, Dow plans to add capacity in 1995 through debottlenecking.
  Sales declined for separation systems in 1994 due to the loss of patent protection for FilmTec membranes. The resulting increase in competition had little impact on volume, but prices were down significantly versus 1993. The loss of patent protection did not materially impact the results of Chemicals and Performance Products. Competitive pressures also resulted in a sales decline for ion exchange resins, but prices appear to have stabilized and volume is improving.
  Drytech superabsorbents experienced price attrition in 1994 in the face of new competition. However, volume remained strong. Sales of oxygenated solvents, chelants, antimicrobials, polyglycols, heat transfer fluids and other specialty chemicals continued to grow with gains in prices and volume.
                                  14


Outlook for Chemicals and Performance Products
Prices of caustic soda began to recover in the second half of 1994. This recovery is expected to accelerate in 1995 as contract renewals bring higher prices. The improvement for caustic, coupled with strong demand and higher prices for most products in Chemicals and Metals, should result in further growth in sales and operating income in 1995.
  Performance Products is likely to better the record sales it attained in 1994, as volume and prices are expected to rise. Leading the return to more attractive margins will be the emulsion polymers business, where price recovery is expected to continue as global economic conditions improve.

PLASTIC PRODUCTS
Plastics reported record sales in 1994 of $7.5 billion, an increase of 16 percent versus the previous year. Sales were $6.5 billion in 1993 and $6.7 billion in 1992. The higher sales resulted from volume and price gains of 11 percent and 3 percent, respectively.
  Operating income continued to improve in 1994 on the strength of price recovery and cost and expense reductions. Operating income in 1994 was $1.1 billion, up from $380 million in 1993 and $94 million in 1992. Operating income in 1992 included a special charge of $184 million.

Thermoplastics
Sales increased 21 percent to $3.9 billion in 1994 compared to $3.2 billion in 1993. Sales were $3.3 billion in 1992.
  Polyolefins and elastomers had significantly improved sales and margins due to the strong global pricing environment, higher volume in all geographic areas and continued cost reductions. As overall economic conditions improved, Dow's volume increased 11 percent, in line with industry growth rates. In meeting this strong demand, the business set production records for polyethylene and chlorinated polyethylene.
Start-up of a new plant for Dowlex polyethylene at Fort Saskatchewan, Alberta, was completed in a safe manner, within budget and ahead of schedule in September 1994.
  The global commercialization of Insite technology has accelerated as more than 25 commercial applications of Affinity plastomers and Engage elastomers have been developed. A second production unit was converted in late 1994 to satisfy growing demand for Insite technology polymers.
  In January 1995, Dow and DuPont signed a letter of intent to form an enterprise that would include a broad portfolio of general purpose and specialty elastomer products. Combined global elastomer sales for the two companies currently are about $1 billion. The new enterprise has the potential to grow at more than twice the industry rate, leading to total revenues of $2 billion within five years.
  Specialty polyolefins posted record profitability in 1994, resulting primarily from strong volume growth and lower costs.
  Price was the single largest contributor to sales and profit improvement for Styron polystyrene, with significant increases in all geographic areas. Coupled with double-digit reductions in cost, the sales gain brought a dramatic improvement in margins. Dow responded to high levels of demand by increasing the capacity of existing plants in the U.S. and Canada.
  In November 1994, Styron Asia Ltd., a Dow joint venture with Asahi
Chemical Industry Co., was formed. Based in Hong Kong, Styron Asia
Ltd. will engage in the marketing, sales and service for polystyrene to the consumer and business electronics industries outside of Japan.
  Engineering thermoplastics had significantly improved performance in 1994 due to cost reductions and volume gains. While prices were down 3 percent, volume increased, resulting in higher sales. Volume improved in the Pacific area as the result of general industrial growth and in North America due to increased demand from the automotive and construction industries. Magnum ABS, Calibre polycarbonate and Pulse polycarbonate blends had the strongest improvement.
  Start-up of the Sumitomo-Dow Ltd. joint venture polycarbonate compounding operation was completed in September 1994, with the polymerization step scheduled to start up in February 1995. Demand for polycarbonate accelerated worldwide in 1994 and was exceptionally strong in the Pacific.
  Dow, in cooperation with Idemitsu Petrochemical Ltd., has moved into the development phase of new, semi-crystalline engineering resins.

Thermosets
Thermosets had record sales of $2.7 billion in 1994, up from $2.4 billion the previous year and $2.5 billion in 1992. The sales increase in 1994 versus 1993 resulted from a 9 percent gain in volume, which offset a 1 percent decline in prices.
  Polyurethanes enjoyed record sales in 1994 based on strong demand. The global polyurethanes industry had exceptional growth rates in 1994, including a 12 percent increase in the U.S. Much of Dow's growth came from the Pacific, where the company has expanded its polyurethanes manufacturing presence in recent years.

                                  15


Thermosets (Continued)
  In 1994, Dow started up its joint venture polyol facility in Ningbo, People's Republic of China, and completed a 300 million pound capacity expansion for polyols at its facility in Freeport, Texas. In February 1995, Dow announced plans to construct a new world-scale toluene diisocyanate (TDI) plant in Freeport. Dow's capacity expansions for TDI, polyols and propylene oxide (discussed under Chemicals and Metals) will provide the feedstocks needed to continue meeting the growing demand for polyurethanes globally.
  Productivity improvements are helping the polyurethanes business retain its low-cost-to-serve position, which is of primary importance for this industry. In 1994, costs were reduced and production records set.
  For epoxy products, supply tightened globally, supporting an upward trend in prices. Volume improved in 1994 and cost reductions contributed to better margins than in 1993. Operating rates also improved and were at high levels.
  In 1994, Dow started up a 120 million pound per year incremental expansion of epichlorohydrin, one of the basic products in the epoxy products chain. The expansion came in response to growing global demand that has outpaced supply. Bisphenol, another raw material for epoxy products, moved from a balanced to a tight supply situation in 1994.

Fabricated Products
Fabricated Products had record sales of $910 million in 1994, up from $842 million in 1993 and $898 million in 1992. The business also achieved record profits in 1994 as a result of strong volume growth, price increases and cost reductions.
  Volume for Styrofoam brand products improved as economic conditions provided an increase in construction activity. In line with the company's plans to expand geographically, Dow will start up a new plant in Turkey for Styrofoam brand products in late 1995.
  Films and engineered laminates had higher sales due to the improvement in overall economic conditions and penetration of new applications. Price increases initiated across all of films during the last four months of 1994 will have their full effect in 1995 and demand is expected to remain strong.

Outlook for Plastic Products
Thermoplastics will benefit from strong demand and tight supply for ethylene- and styrene-based products. Dow's capacity expansions are well timed to capture this growth.
  The epoxy and polyurethanes businesses should continue to grow, although at a lesser rate than during the past few years. Dow believes that its Thermosets business will grow faster than the overall economy.
  The Fabricated Products business is expected to benefit from growing demand in the construction, electronics and telecommunications sectors, which are driven by expansion outside the U.S.

HYDROCARBONS AND ENERGY
Hydrocarbons and Energy had sales of $2.0 billion, up 14 percent from $1.8 billion in 1993 and 18 percent compared to $1.7 billion in 1992.
  Operating income increased 72 percent to $74 million in 1994 from $43 million in 1993. Hydrocarbons and Energy had an operating loss of $183 million in 1992, which included the unfavorable impact of a special charge of $113 million. Although operating income was not affected, Dow's 1994 earnings included a gain on its investment in Magma Power Company, primarily as a result of the merger agreement between Magma and California Energy Company, Inc. In 1993, earnings included gains from the sale of portions of the company's equity interests in Magma and Crestar Energy Inc. (see Note C to the Financial Statements).
  Ethylene production for Dow continued at high operating rates that were above the industry average. Ethylene market values rose substantially worldwide, driven by strong demand. This growth is expected to continue and capacity was expanded through the start-up of crackers in Fort Saskatchewan, Alberta, in the second half of 1994 and Freeport, Texas, in early 1995. Demand strengthened for styrene in the second half of 1994, leading to tight supply conditions and significant price increases.
  Feedstock costs for Hydrocarbons and Energy were up 1 percent in 1994 compared to the previous year.

Destec Energy, Inc.
Independent power producer Destec Energy, Inc., a publicly traded Dow subsidiary (76 percent owned), reported revenues for 1994 of $727 million, up from $674 million in 1993 and $508 million in 1992. The percentage of Destec's revenues sourced from Dow was 19 percent in 1994 and 1993, and 23 percent in 1992.
  Destec's results were favorably affected by an increase in equity earnings from the company's power facility partnerships, financing of the 123 megawatt Michigan Power CoGen project in Ludington, Michigan, and settlements concerning the development of two other projects. In 1994, Destec added 936 megawatts of new capacity and improved the operations and ownership structures at several existing facilities.
The company presently has seven projects in construction or advanced development, representing additional equivalent capacity of more than 1,200 megawatts.
                                  16


Outlook for Hydrocarbons and Energy
Ethylene and styrene will begin the year in a favorable supply and demand situation for Dow, but new ethylene capacity being added around the world could lead to a weaker market in the second half of 1995. Styrene demand is expected to remain strong throughout the year.
  Destec implemented a major corporate restructuring in 1994 aimed at realigning its development strategy, streamlining its organizational profile and reducing costs. In 1995, Destec plans to focus on its restructured business strategies.
  Two of Destec's Texas power marketing contracts expired during 1994 and the remaining contract expires in April 1995. As these contracts expire, Destec is selling its excess capacity at prevailing tariff prices and attempting to negotiate new contracts, but these expirations could substantially reduce Destec's revenues and gross margin in 1995 and beyond. In 1994, these contracts and operations from the related facilities accounted for 30 percent of Destec's total revenues and 78 percent of its gross margin.

CONSUMER SPECIALTIES
Consumer Specialties had sales of $5.9 billion in 1994, up 7 percent compared to 1993, but down 2 percent versus 1992. Operating income in 1994 was $762 million, a 1 percent decrease from $772 million in 1993 when excluding a Marion Merrell Dow Inc. special charge of $180 million that year. Including the impact of the charge, operating income in 1993 was $592 million.
  Operating income was $1.1 billion in 1992, which included the impact of an $11 million special charge. The declines in operating income, when excluding the charges, primarily reflect the shift to lower margin generic products for Pharmaceuticals.

Agricultural Products
Dow had a record $1.7 billion in sales of Agricultural Products through DowElanco, which is a global joint venture between Dow and Eli Lilly and Company, with Dow holding a 60 percent share. Sales for Agricultural Products were $1.6 billion in both 1993 and 1992.
  U.S. sales remained strong in specialty products, with notable increases in termite control, vegetation management and technical products. Lorsban 15G, the leading U.S. corn soil insecticide, yielded steady performance. Sales of other previously registered crop protection products were augmented by Broadstrike weed control systems in their first year of introduction.
  On a global basis, European sales stabilized despite government-sponsored farm acreage reduction programs and lack of financing for sales to the former Soviet Union. In Latin America and the Pacific, sales increased significantly, due to strong performance across product lines and added revenue from the introduction of flumetsulam, the active ingredient of Broadstrike.
  DowElanco also formed joint ventures with IPiCi to serve the global dinitroanaline market and with Nocil for the manufacture and sale of chlorpyrifos in India. Additionally, European operations were streamlined with new formulation and packaging operations.
  In 1995, DowElanco is commercializing the newly registered Sentricon system featuring Recruit termite bait. In 1997, pending EPA approvals, DowElanco plans to launch a new line of Naturalyte insecticides based on fermentation technology, initially targeted at the cotton and vegetable markets.

Pharmaceuticals
Sales for Pharmaceuticals were $3.3 billion in 1994, up from $3.0 billion in 1993 but down from $3.5 billion in 1992. This business includes Marion Merrell Dow Inc., a Dow subsidiary (71 percent owned), and Dow's wholly owned pharmaceutical subsidiaries in Latin America.
  Marion Merrell Dow Inc. reported higher sales in 1994. Sales were $3.1 billion in 1994, an increase of 9 percent from 1993 sales of $2.8 billion. The growth in sales resulted primarily from acquisitions in the U.S. and Japan, along with strong North American sales of Cardizem CD once-a-day treatment for hypertension and angina.
  Sales of the Cardizem (diltiazem HCl) family of cardiovascular medications were $933 million in 1994, an increase of 2 percent over 1993. Sales were aided by the strength of Cardizem CD, which posted record sales of $708 million in 1994, up 30 percent.
  The Seldane (terfenadine) family of anti-allergy products recorded 1994 sales of $698 million, down 7 percent. Sales in North America and Europe were lower due to competitive pressures, while the Pacific region continued to show solid growth. Included in global sales for the brand in 1994 were $563 million for Seldane tablets, down 7 percent, and $135 million for Seldane-D (terfenadine and pseudoephedrine HCl), down 5 percent.
  Carafate (sucralfate), a unique anti-ulcer medication, faced continued pressure in 1994, with sales of $147 million, down 17 percent.
                                  17


Consumer Products
Dow's Consumer Products affiliate, DowBrands, had sales of $845, $846 and $919 million in 1994, 1993 and 1992, respectively.
  In North America Household Products, a gain in sales for food protection products was offset by declines in the hard surface cleaner and laundry product businesses caused by aggressive competitive activity. Ziploc brand bags had a significant market share gain in 1994. Contributing to this gain were the recent new product introductions of Ziploc vegetable bags and Ziploc snack bags.
  The new manufacturing and distribution center in Urbana, Ohio, began shipping product in the fourth quarter. Brands such as Dow bathroom cleaner, Fantastik all purpose cleaner, Glass Plus multi-surface cleaner and Spray'N Wash tough laundry stain remover were reintroduced to the marketplace with new ergonomically designed bottles, more effective formulations and improved trigger sprayers that are intended to build consumer preference for the products.
  DowBrands also introduced Smart Scrub soft scouring cleaner with 100 percent water-soluble baking soda, which eliminates lengthy rinsing and gritty residue. Smart Scrub achieved a strong market share during its introduction, and will be followed by Smart Scrub with bleach in the first half of 1995.

Outlook for Consumer Specialties
DowElanco expects accelerating momentum from new product sales combined with steady earnings from older products to continue in the coming year.
  While two of Marion Merrell Dow's key products, Seldane and Seldane-D, face vigorous competition from other brands, the products have yet to experience generic competition in the U.S. Following the April 1994 expiration of one U.S. patent relating to Seldane, Marion Merrell Dow is defending the company's intellectual property rights related to certain other patents but cannot predict when, or if, U.S. generic competition might begin. In addition, the Cardizem brand faces increasing competition from generic and brand name products.
  DowBrands is likely to have improved profitability in 1995 as a result of the pending sale of its Personal Care business. This will allow the company to focus resources on the global expansion of its Home Food Management products, introduce new products and restore growth in cleaning and laundry products.

UNALLOCATED
The operating results of the consolidated insurance and finance subsidiaries, and Ventures businesses such as Dow Environmental and advanced electronics materials, are grouped in this segment together with activities and overhead cost variances not allocated to other business segments. This segment had an operating loss of $214 million in 1994 versus income of $75 million in 1993 and a loss of $6 million in 1992. The primary components of the 1994 operating loss were severance costs of $124 million, research and other expenses related to new developmental activities in the Ventures businesses of $91 million, and asset write-offs and provisions for environmental remediation not assigned to Dow's other industry segments of $38 million. These costs were partially offset by pretax income from the insurance and finance company operations of $40 million. This segment's 1993 operating income was comprised primarily of pretax income from the insurance and finance company operations of $98 million and favorable variances resulting from resource use reduction of $60 million which were partially offset by expenses related to new developmental activities in the Ventures businesses of $70 million.
  In 1992, casualty losses from Hurricane Andrew, a fire in Terneuzen, the Netherlands, and a decrease in investment income, all contributed to the lower operating results of the insurance and finance companies.

COMPANY SUMMARY
Net sales for 1994 of $20.0 billion were up 11 percent from $18.1 billion in 1993 and 6 percent from $19.0 billion in 1992. This result reflected improved economic conditions globally which led to higher selling prices and stronger volumes as illustrated in the Sales Price and Volume table on the following page. All geographic areas and all industry segments had higher sales versus 1993 with Rest of World sales up 21 percent. Plastic Products led Dow's industry segments with sales increasing 16 percent compared to a year ago. Volume was up 8 percent versus 1993 and up across all geographic areas. Volume was up 6 percent in the United States, 7 percent in Europe and 18 percent in Rest of World. Selling prices were up 2 percent globally with Europe and Rest of World recording increases of 3 percent and the United States an increase of 1 percent versus 1993. Sales in the United States accounted for 50 percent of the total sales in 1994, 51 percent in 1993 and 50 percent in 1992. Sales details by industry segment and geographic area are provided in Note S to the Financial Statements and in the Product Segment Sales Analysis on page 5.

                                  18


Sales Price and Volume
                               1994               1993               1992
Percentage changes      ------------------ ------------------ ------------------
  from prior year(1)    Price Volume Total Price Volume Total Price Volume Total
- --------------------------------------------------------------------------------
Geographic Areas:
United States             1%     6%    7%    -     (3)%   (3)% (1)%    6%    5%
Europe                    3      7    10   (13)%   (1)   (14)  (6)     1    (5)
Rest of World             3     18    21    (1)     4      3   (3)     3     -
- --------------------------------------------------------------------------------
Total                     2%     8%   11%   (4)%   (1)%   (5)% (3)%    4%    1%
- --------------------------------------------------------------------------------
Industry Segments:
Chemicals and Performance
 Products                 1%     5%    6%   (4)%   (1)%   (5)% (3)%    2%   (1)%
Plastic Products          4     12    16    (6)     2     (4)  (6)     4    (2)
Hydrocarbons and Energy   6      8    14    (5)     9      4   (7)    (3)  (10)
Consumer Specialties     (1)     8     7     -     (9)    (9)   3      6     9
- --------------------------------------------------------------------------------
Total                     2%     8%   11%   (4)%   (1)%   (5)% (3)%    4%    1%
- --------------------------------------------------------------------------------
(1)Not intended to add.

Operating Income
Operating income was $2.3 billion in 1994, up 63 percent from $1.4 billion in 1993 and 82 percent from $1.3 billion in 1992. As discussed in Note B to the Financial Statements, 1993 and 1992 included special charges against income of $180 million and $433 million, respectively. Gross margin improved $931 million versus 1993, primarily as a result of higher selling prices and increased sales volumes. Research and development, promotion and advertising, and selling and administrative expenses increased by a total of $158 million or 4 percent compared to 1993, primarily as a result of increased selling expenses and new product launch costs in the Consumer Specialties segment, and variable compensation expenses linked to improved company earnings. Management's continued focus on resource use reduction resulted in structural costs being reduced $174 million or 4 percent versus 1993 levels.
  The ratio of operating income to sales was 12 percent in 1994, versus 8 percent in 1993 and 7 percent in 1992. Price and volume increases in the Chemicals and Performance Products, Plastic Products, and Hydrocarbons and Energy segments coupled with the favorable impact of reduced structural costs led to the improved 1994 results. Operating income for Plastic Products nearly tripled to $1.1 billion compared to 1993, on the strength of both price and volume increases. Prices for the company began to show noticeable improvement in the latter half of 1994, contributing to the improved operating results. Higher prices are expected in 1995 versus 1994 with caustic prices improving significantly as contracts are renewed. Sales volumes are expected to be higher in 1995 as well. The United States contributed 55 percent of the total operating income in 1994 compared to 72 percent in 1993 and 90 percent in 1992. The United States portion of the total declined as a result of operating income improvements in Europe and Rest of World. Operating income in Europe was $273 million in 1994 versus a $1 million loss in 1993 and a $90 million loss in 1992. Operating income from Dow's other geographic areas continued to show improvement, increasing to $779 million in 1994 from $405 million in 1993 and $221 million in 1992.

Operating Costs and Expenses

Cost Components as a Percent of Total:         1994    1993    1992
- -------------------------------------------------------------------
Hydrocarbons and energy                         22%     21%     21%
Wages, salaries and employee benefits           23      25      24
Maintenance                                      6       6       7
Depreciation                                     7       8       7
Supplies, services and other raw materials      42      40      41
- -------------------------------------------------------------------
Total                                          100%    100%    100%
- -------------------------------------------------------------------

  Dow's global plant operating rate for its chemicals and plastics businesses was 92 percent of capacity in 1994 compared to 85 percent in 1993 and 84 percent in 1992. The higher operating rate is attributed to sales volume growth which increased 8 percent over 1993. Overall manufacturing costs for chemicals and plastics, after adjusting for volume and special charges, were down 4 percent from 1993. This reduction was primarily the result of a continued focus on cost and resource use reduction in manufacturing, including lower maintenance spending. Depreciation expense was $1.3 billion in 1994, 1993 and 1992.
  Research and Development expenses were $1.3 billion, flat with 1993 and down 2 percent from 1992.
                                  19


Operating Income (Continued)
  Promotion and Advertising expenses are of a discretionary nature and are most directly related to sales in Consumer Specialties. In 1994, Promotion and Advertising expenses were $658 million, down 3 percent from $678 million in 1993 and 17 percent from $795 million in 1992. These 1994 expenses were reduced primarily in Pharmaceuticals as a result of a product mix more heavily weighted by generics.
  Selling and Administrative expenses for 1994 were $2.4 billion, up 8 percent from $2.2 billion in 1993 and 3 percent from $2.3 billion in 1992. The increase in 1994 was primarily the result of variable compensation accruals based on improved company earnings and increased spending in Pharmaceuticals due to the inclusion of the full-year results of The Rugby Group, Inc. and Kodama Ltd. Rugby and Kodama, two Marion Merrell Dow Inc. pharmaceutical acquisitions, were consolidated for the first time in the fourth quarter of 1993 and first quarter of 1994, respectively. Selling and Administrative expenses represented 12 percent of sales in each of 1994, 1993 and 1992.
  The personnel count at December 31, 1994 was 53,730 versus 55,436 at the end of 1993 and 61,353 at the end of 1992. The 12 percent reduction in personnel from the end of 1992 to the end of 1994 reflected rationalization and work process improvements throughout the company. Excluding the acquisitions of Kodama in 1994 and Rugby in 1993, the personnel counts would have been 52,314 and 54,626 at the end of 1994 and 1993, respectively, a 15 percent reduction from year-end 1992 to year-end 1994.

Net Income
Net income available for common stockholders in 1994 of $931 million or $3.37 per share increased 46 percent compared to net income of $637 million or $2.33 per share in 1993. The increase is primarily attributable to stronger operating results in the company's chemicals and plastics businesses. A net loss of $496 million or $1.83 per share was recorded in 1992. Effective January 1, 1992, Dow adopted Statement of Financial Accounting Standards (SFAS) No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions) and SFAS No. 109 (Accounting for Income Taxes). The transition impact of the adoption of these two required accounting standards was a net cumulative charge against 1992 income of $765 million. Income before cumulative effect of accounting change was $276 million in 1992 or 99 cents per share.
  Dow's share of the earnings of 20%-50% owned companies amounted to $63 million in 1994 compared to a net loss of $111 million in 1993 and net earnings of $71 million in 1992. Dow Corning Corporation, in which the company is a 50 percent shareholder, reported net losses of $7 million in 1994, $287 million in 1993 and $72 million in 1992. Dow Corning's 1994 and 1993 losses reflected after tax charges against income related to breast implant litigation of $152 million and $415 million, respectively. The negative impact of the charges on Dow's net income was $70 million or 25 cents per share in 1994 and $192 million or 70 cents per share in 1993. See Note Q to the Financial Statements for further discussion of breast implant litigation. Dow Corning's 1992 net loss was largely due to the net cumulative effect charge of $100 million for implementation of SFAS Nos. 106 and 109 and to pretax special charges of $109 million related to restructuring costs, litigation and other costs for its discontinued breast implant business.
  In 1993, Dow's share of the earnings of 20%-50% owned companies was further reduced as a result of the sale of the company's 50 percent ownership in the Dowell Schlumberger group of companies in January 1993 (see Note C to the Financial Statements). In 1992, Dow's share of Dowell Schlumberger's net income was $36 million.
  Net interest expense, which is comprised of interest income, capitalized interest, interest expense and amortization of debt discount, was $406 million in 1994, down 6 percent from $433 million in 1993 and down 31 percent from $586 million in 1992. The decrease in 1994 was primarily due to lower average borrowings and lower interest rates versus 1993 and 1992. Foreign currency transaction gains for Dow and its consolidated subsidiaries amounted to $7 million in 1994 versus losses of $10 million in 1993 and gains of $11 million in 1992. For a discussion of the company's risk management program for both foreign currency and interest rate risk, see Note J to the Financial Statements.
  Dow recorded a net loss on investments of $60 million in 1994. The net loss was primarily due to a $132 million pretax charge in the fourth quarter of 1994 related to the pending sale of the Personal Care business of DowBrands. Partially offsetting this charge was a pretax gain of $90 million recorded by the company on its common shares of Magma Power Company, primarily as a result of the merger agreement between Magma and California Energy Company, Inc. In 1993, Dow recorded a net gain on investments of $592 million, primarily due to the sale of its interest in Dowell Schlumberger and portions of its interests in Magma and Crestar Energy Inc. (see Note C to the Financial Statements).
  The provision for taxes on income was $779 million in 1994 versus $606 million in 1993 and $274 million in 1992. Dow's overall effective tax rate for 1994 was 38.0 percent versus 39.7 percent for 1993 and
31.4 percent for 1992. The underlying factors affecting Dow's overall effective tax rates are discussed in Note D to the Financial Statements. U.S. and other tax law and rate changes during the year did not have a material impact on Dow.
  Minority interests' share of net income in 1994 was $335 million compared to $275 million in 1993 and $322 million in 1992. The current year increase reflected the improved profitability of Agricultural Products and Pharmaceuticals as well as the full-year impact of certain limited partnerships (see Note K to the Financial Statements). Profitability for Pharmaceuticals declined in 1993 as a result of the special charge recorded by Marion Merrell Dow Inc. (see Note B to the Financial Statements).
                                  20


Net Income (Continued)

  The following table summarizes the impact of special items on earnings per common share.

                                                       1994    1993    1992
- ---------------------------------------------------------------------------
Special charges against operating income                 -   $(.30)  $(1.02)
Impact of Dow Corning Corporation
 breast implant charges                               (.25)   (.70)       -
Net gain (loss) on investments                        (.29)   1.31        -
Accounting change: Transition to SFAS No. 106            -       -    (3.66)
                   Transition to SFAS No. 109            -       -      .84
Other earnings                                        3.91    2.02     2.01
- ---------------------------------------------------------------------------
Net earnings (loss) per common share                 $3.37   $2.33   $(1.83)
- ---------------------------------------------------------------------------

Dividends
The Board of Directors has announced a quarterly dividend of 65 cents per share, payable April 28, 1995, to stockholders of record March 31, 1995. This will be the 333rd consecutive quarterly dividend since
1912. Dow has maintained or increased the dividend throughout that time.

Environment
Dow's operations around the world are subject to increasingly stringent laws and government regulations related to environmental protection and remediation. Dow's environmental responsibilities and potential liabilities receive direct and ongoing scrutiny by management to ensure compliance with these laws and regulations.
  It has been Dow's policy to adhere to a waste management hierarchy that minimizes the impact of wastes on the environment. First, Dow works to eliminate or minimize the generation of waste at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or nonrecyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal (incineration) means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated and determined infeasible. Dow has specific requirements for wastes that are transferred to non-Dow facilities. Wastes that are recycled, treated or recovered for energy off-site represent less than 1 percent of the total amount of wastes reported as part of the Pollution Prevention Act. Dow's policy of treating its wastes on-site has resulted in only 12 percent of its total environmental liability being directed at remediation under federal or state "Superfund" statutes. As Dow develops advanced technology to improve its environmental performance, it disseminates that technology to operations around the world to be incorporated into new and existing plants. Environmental audits are used by management to continually measure and report Dow's progress against environmental expectations.
  The costs of site remediation are accrued as a part of the shutdown of a facility or, in the case of a landfill, over its useful life. The nature of such remediation includes the cleanup of soil contamination and the closure of landfills and waste treatment ponds. These practices have minimized the company's exposure to environmental liabilities. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available.
  Dow has been identified as a potentially responsible party (PRP) under federal or state "Superfund" statutes at approximately 90 sites. Dow readily cooperates in remediation at sites where its liability is clear, thereby minimizing legal and administrative costs. However, at several of these Superfund sites, Dow has had no known involvement and is contesting all liability; at many others, Dow disputes major liability, believing its responsibility to be de minimis. Because current law imposes joint and several liability upon each party at a Superfund site, Dow has evaluated its potential liability in light of the number of other companies which have also been named PRPs at each site, the estimated apportionment of costs among all PRPs and the financial ability and commitment of each to pay its expected share.
  Management has estimated that the company's probable liability for the remediation of Superfund sites at December 31, 1994 was $29 million, which has been accrued. In addition, receivables of $15 million for probable third-party recoveries have been recorded related to these sites. Other recoveries are possible since Dow has numerous insurance policies secured from many carriers at various times that may provide coverage at different levels for environmental liabilities. The company is currently involved in litigation to determine the scope and extent of such coverage. Dow has not recorded any receivables for these possible recoveries.

Environment (Continued)
  In addition to the Superfund related liability referenced above, Dow had an accrued liability of $205 million at December 31, 1994 representing the total probable costs that the company could incur related to the remediation of current or former Dow-owned sites. The company had not recorded as a receivable any third-party recovery related to these sites.
  In total, Dow's accrued liability for probable environmental remediation and restoration costs was $234 million at December 31, 1994, as compared to $226 million at the end of 1993. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to 50 percent higher.
  The amounts charged to income on a pretax basis related to environmental remediation totaled $64 million in 1994, $69 million in 1993 and $47 million in 1992. Capital expenditures for environmental protection were $106 million in 1994, $157 million in 1993 and $200 million in 1992. Capital expenditures for environmental protection in future years are currently projected at $100 million in 1995 and $100 million in 1996.
  It is the opinion of the company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the company's consolidated financial statements.

Capital Expenditures
Capital spending for the year was $1.2 billion, down 15 percent from $1.4 billion in 1993 and 26 percent from $1.6 billion in 1992. The decrease primarily reflected the completion of a number of major projects during 1994 and management's continued effort to reduce capital resource requirements. Approximately 43 percent of the company's capital expenditures was directed toward additional capacity for new and existing products, while about 12 percent was committed to projects related to environmental protection, safety and loss prevention, and industrial hygiene. The remaining capital was utilized to maintain the company's existing asset base including projects related to cost reduction, energy conservation and facilities support. Major projects underway during 1994 included a light hydrocarbons plant at Freeport, Texas, a linear low density polyethylene plant at Fort Saskatchewan, Alberta and a DowBrands household cleaners plant in Urbana, Ohio. Start-up on each of these plants has been completed and they are now operational. Because the company designs and builds most of its capital projects in-house, it does not have major capital commitments, other than for the purchase of materials from fabricators.

Liquidity and Capital Resources
Operating activities provided $2.6 billion in cash in 1994, as compared to $2.1 billion in 1993 and $2.0 billion in 1992 (see the Consolidated Statements of Cash Flows). The items affecting operating activities are discussed in the sales, operating income and net income analysis. Cash used in investing activities was $1.2 billion in 1994 versus $622 million in 1993 and $1.3 billion in 1992. The 1993 reduction was largely the result of the sale of the company's interest in Dowell Schlumberger which generated cash proceeds of $675 million (see Note C to the Financial Statements) and outside investors' participation in limited partnerships which generated cash proceeds of $380 million (see Note K to the Financial Statements). These proceeds were used for general corporate purposes and redemption of debt. During 1994, Marion Merrell Dow Inc. (MMDI) increased its ownership in Kodama Ltd. to 99.8 percent, requiring net cash outlays of $101 million (see Note C to the Financial Statements). Net cash of $271 million in 1993 and $14 million in 1994 was used by MMDI to acquire The Rugby Group, Inc., the generic drug business of Rugby-Darby Group Companies, Inc. (see Note C to the Financial Statements). In 1992, the company received cash proceeds of $855 million from outside investors' participation in DowBrands L.P. (see Note K to the Financial Statements).
  Total working capital at year-end was $2.1 billion versus $2.0 billion at the end of 1993. Cash, cash equivalents, marketable securities and interest-bearing deposits increased by $297 million. Inventories and trade receivables together increased $958 million in 1994 as a result of increased sales activity after consecutive declines in 1993 and 1992 of $238 million and $316 million, respectively. Days-sales-in-inventory was 80 days, 82 days and 91 days at the end of 1994, 1993 and 1992, respectively. Days-sales-outstanding-in-receivables was 52 days at the end of 1994, 1993 and 1992.
  Short-term borrowings at December 31, 1994 were $741 million, a decrease of $136 million from year-end 1993. Long-term debt due within one year increased $369 million to $534 million at the end of 1994 compared to $165 million at the end of 1993. Long-term debt due in 1995 will be funded by operating cash flows. Accounts payable increased by $318 million to $2.6 billion and income taxes payable increased $419 million during the year.
  Long-term debt was $5.3 billion, a decrease of $599 million from year-end 1993. During the year, $108 million of new long-term debt was incurred while $526 million of long-term debt was retired and $534 million was transferred to long-term debt due within one year.
  Total debt was $6.6, $6.9 and $7.5 billion at December 31, 1994, 1993 and 1992, respectively. Net debt, which equals total debt less cash, cash equivalents, marketable securities and interest-bearing deposits, was $5.4, $6.1 and $6.9 billion at December 31, 1994, 1993 and 1992, respectively. The debt to total capitalization ratio decreased to 38.0 percent at year-end 1994 from 39.9 percent at the end of 1993.
                                  22



Liquidity and Capital Resources (Continued)
  The company has unused and available credit facilities with various U.S. and foreign banks totaling $2.0 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $2.3 billion are available for use by foreign subsidiaries. Refer to Note I to the Financial Statements for further discussion on credit facilities.
  In February 1993, Dow effected a shelf registration for debt securities of 50.0 billion Japanese yen with Japan's Ministry of Finance. A total of 20.0 billion yen of this has been used. At December 31, 1994, there was a total of $1.4 billion in available SEC registered debt securities between Dow and Dow Capital B.V., a wholly owned subsidiary.
  Minority interest in subsidiary companies increased during the year from $2.4 to $2.5 billion at the end of 1994, largely as a result of outside investors' increased ownership in MMDI.
  Eli Lilly and Company (Lilly) is a 40 percent partner with the company in DowElanco, a global agricultural products joint venture. Lilly holds a put option requiring the company to purchase Lilly's interest in DowElanco at fair market value. Lilly notified the company in September 1994 that it did not plan to exercise the put option at that time. No subsequent notification has been received.
  During the third quarter of 1994, Dow Deutschland Inc., a subsidiary of the company, signed a letter of intent with the Treuhandanstalt in which Dow Deutschland Inc. agreed to study and evaluate the restructuring potential of several state-owned chemical assets in eastern Germany with the intention of acquiring a majority position. Facilities involved in the evaluation include a steam cracker at Saechsische Olefinwerke GmbH in Boehlen, electrochemical units and derivative operations at Buna GmbH in Schkopau, and polyolefin and intermediate chemical operations at Leuna-Werke GmbH in Merseburg and at Buna GmbH. The Treuhandanstalt is the German government agency charged with privatizing state-owned assets in the former East Germany.
  In August 1994, Dow announced that it had retained an investment banking firm for advice regarding possible strategic transactions involving Marion Merrell Dow Inc. At the same time, Marion Merrell Dow announced that it had also retained an investment banking firm for advice regarding its own strategic alternatives.

Subsequent Event
On February 28, 1995, The Hoechst Group, Marion Merrell Dow and The Dow Chemical Company announced that they are engaged in discussions concerning the possible negotiated acquisition of all of the outstanding shares of Marion Merrell Dow by the Hoechst Group at a price of $25.75 per share in cash. Dow presently owns approximately 197 million shares, or approximately 71 percent, of Marion Merrell Dow's outstanding common stock.
  Dow and the Hoechst Group are also discussing the possible acquisition of Dow's Latin American pharmaceuticals business for approximately $200 million.
  The companies stated that while discussions are ongoing, the boards of directors and supervisory boards of the respective companies have not yet met to consider the possible transactions, no agreements have been reached and there can be no assurance that any agreements will be reached or that any transactions will be consummated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Responsibility for Financial Statements and Independent Auditors' Report
- ---------------------------------------------------------------------------

Management Statement of Responsibility
The management of The Dow Chemical Company and its subsidiaries prepared the accompanying consolidated financial statements, and has responsibility for their integrity, objectivity and freedom from material misstatement or error. These statements were prepared in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the financial statements. The Board of Directors, through its Audit Committee, assumes an oversight role with respect to the preparation of the financial statements.
  Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. Management has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting.
  The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance.
The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements.
  Deloitte & Touche LLP, independent auditors, with direct access to the Board of Directors through its Audit Committee, has audited the consolidated financial statements prepared by the Company, and their report follows.
  Management has considered recommendations from the internal auditors and Deloitte & Touche LLP concerning the system of internal control and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management further believes the controls are adequate to accomplish the objectives discussed herein.

- ---------------------------------------------------------------------------
Independent Auditors' Report

To the Stockholders and Board of Directors of The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The
Dow Chemical Company and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
  As discussed in Note B to the financial statements, effective January 1, 1992, the Company changed its methods of accounting for other postretirement benefits and income taxes.

Deloitte & Touche LLP
- ---------------------
DELOITTE & TOUCHE LLP
Midland, Michigan
February 8, 1995

                                                                         The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income


In millions, except for share amounts                                                     1994      1993      1992
- ------------------------------------------------------------------------------------------------------------------

Net Sales                                                                              $20,015   $18,060   $18,971
- ------------------------------------------------------------------------------------------------------------------
Operating Costs and Expenses       Cost of sales                                        13,219    12,195    12,704
                                   Insurance and finance company
                                      operations, pretax income                            (40)      (98)      (15)
                                   Research and development expenses                     1,261     1,256     1,289
                                   Promotion and advertising expenses                      658       678       795
                                   Selling and administrative expenses                   2,403     2,230     2,328
                                   Amortization of intangibles                             169       179       147
                                   Special charge (Note B)                                   -       180       433
                                   -------------------------------------------------------------------------------
                                   Total operating costs and expenses                   17,670    16,620    17,681
- ------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         2,345     1,440     1,290
- ------------------------------------------------------------------------------------------------------------------
Other Income (Expense)             Equity in earnings (losses) of
                                       20%-50% owned companies (Note Q)                     63      (111)       71
                                   Interest income                                         131       167       109
                                   Capitalized interest                                     66        66        78
                                   Interest expense and amortization of debt discount     (603)     (666)     (773)
                                   Net gain (loss) on foreign currency transactions          7       (10)       11
                                   Net gain (loss) on investments (Note C)                 (60)      592         -
                                   Sundry income-net                                       103        47        86
                                   -------------------------------------------------------------------------------
                                   Total other income (expense)                           (293)       85      (418)
- ------------------------------------------------------------------------------------------------------------------
Income before Provision for Taxes on Income and Minority Interests                       2,052     1,525       872
- ------------------------------------------------------------------------------------------------------------------
Provision for Taxes on Income                                                              779       606       274
- ------------------------------------------------------------------------------------------------------------------
Minority Interests' Share in Income (Note K)                                               335       275       322
- ------------------------------------------------------------------------------------------------------------------
Income before Cumulative Effect of Accounting Change                                       938       644       276
- ------------------------------------------------------------------------------------------------------------------
Cumulative Effect of Accounting Change, Net of Taxes on Income (Note B)                      -         -      (765)
- ------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                          938       644      (489)
- ------------------------------------------------------------------------------------------------------------------
Preferred Stock Dividends                                                                    7         7         7
- ------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Available for Common Stockholders                                       $931      $637     ($496)
- ------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding                                                        276.1     273.6     271.6
- ------------------------------------------------------------------------------------------------------------------
Earnings (Loss)                    Before cumulative effect of accounting change         $3.37     $2.33     $0.99
per Common Share:                  Cumulative effect of accounting change (Note B)           -         -     (2.82)
                                   -------------------------------------------------------------------------------
                                   Net earnings (loss) per common share                  $3.37     $2.33    ($1.83)
- ------------------------------------------------------------------------------------------------------------------
Common Stock Dividends Declared per Share                                                $2.60     $2.60     $2.60
- ------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                                                                         The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

                                                                                                     December 31
In millions                                                                                         1994      1993


- ------------------------------------------------------------------------------------------------------------------
                                   Assets
- ------------------------------------------------------------------------------------------------------------------
Current Assets                     Cash and cash equivalents                                        $569      $407
                                   Marketable securities and interest-bearing deposits               565       430
                                   Accounts and notes receivable:
                                      Trade (less allowance for doubtful receivables-
                                              1994, $104; 1993, $93)                               3,359     2,587
                                      Other                                                        1,099     1,245
                                   Inventories:
                                      Finished and work in process                                 2,079     1,984
                                      Materials and supplies                                         633       542
                                   Deferred income taxes receivable-current                          389       457
                                   -------------------------------------------------------------------------------
                                   Total current assets                                            8,693     7,652
- ------------------------------------------------------------------------------------------------------------------
Investments                        Capital stock at cost plus equity in accumulated
                                      earnings of 20%-50% owned companies                            931     1,019
                                   Other investments                                               1,529     1,726
                                   Noncurrent receivables                                            330       369
                                   -------------------------------------------------------------------------------
                                   Total investments                                               2,790     3,114
- ------------------------------------------------------------------------------------------------------------------
Plant Properties                   Plant properties                                               23,210    21,608
                                   Less accumulated depreciation                                  14,484    13,028
                                   -------------------------------------------------------------------------------
                                   Net plant properties                                            8,726     8,580
- ------------------------------------------------------------------------------------------------------------------
Other Assets                       Goodwill (net of accumulated amortization-
                                              1994, $676; 1993, $563)                              4,365     4,434
                                   Deferred income taxes receivable-noncurrent                     1,132       933
                                   Deferred charges and other assets                                 839       792
                                   -------------------------------------------------------------------------------
                                   Total other assets                                              6,336     6,159
- ------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                     $26,545   $25,505
- ------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.


                                                                         The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

                                                                                                     December 31
In millions, except for share amounts                                                               1994      1993

- ------------------------------------------------------------------------------------------------------------------
                                   Liabilities and Stockholders' Equity
- ------------------------------------------------------------------------------------------------------------------
Current Liabilities                Notes payable                                                    $741      $877
                                   Long-term debt due within one year                                534       165
                                   Accounts payable:
                                      Trade                                                        1,928     1,479
                                      Other                                                          634       765
                                   Income taxes payable                                              664       245
                                   Deferred income taxes payable-current                              56       199
                                   Dividends payable                                                 202       200
                                   Accrued and other current liabilities                           1,859     1,721
                                   -------------------------------------------------------------------------------
                                   Total current liabilities                                       6,618     5,651
- ------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                                     5,303     5,902
- ------------------------------------------------------------------------------------------------------------------
Deferred Taxes and                 Deferred income taxes payable-noncurrent                          644       372
Other Liabilities                  Pension and other postretirement benefits-noncurrent            1,987     1,918
                                   Other noncurrent obligations                                    1,253     1,173
                                   -------------------------------------------------------------------------------
                                   Total deferred taxes and other liabilities                      3,884     3,463
- ------------------------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                                                          2,506     2,439
- ------------------------------------------------------------------------------------------------------------------
Temporary Equity                   Preferred stock (authorized 250,000,000 shares of $1.00 par value each; issued Series A-1994: 1,549,014; 1993: 1,566,677)
                                      at redemption value                                            133       135
                                   Less guaranteed ESOP obligation                                   111       119
                                   -------------------------------------------------------------------------------
                                   Total temporary equity                                             22        16
- ------------------------------------------------------------------------------------------------------------------
Stockholders' Equity               Common stock (authorized 500,000,000 shares of $2.50 par
                                      value each; issued 1994: 327,125,854; 1993: 327,125,854)       818       818
                                   Additional paid-in capital                                        326       366
                                   Retained earnings                                               8,857     8,645
                                   Unrealized gains (losses) on investments                          (21)      105
                                   Cumulative translation adjustments                               (330)     (304)
                                   Treasury stock, at cost (shares 1994: 50,002,967;
                                      1993: 52,640,015)                                           (1,438)   (1,596)
                                   -------------------------------------------------------------------------------
                                   Net stockholders' equity                                        8,212     8,034
- ------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                       $26,545   $25,505
- ------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                                                                         The Dow Chemical Company and Subsidiaries
Consolidated Statements of Stockholders' Equity


In millions                                                                               1994      1993      1992


- ------------------------------------------------------------------------------------------------------------------
Common Stock                       Balance at beginning and end of year                   $818      $818      $818
- ------------------------------------------------------------------------------------------------------------------
Additional Paid-in Capital         Balance at beginning of year                            366       350       346
                                   Tax benefit of contingent value rights                    -        34        45
                                   Issuance of treasury stock at less than cost            (40)      (18)      (41)
                                   -------------------------------------------------------------------------------
                                   Balance at end of year                                  326       366       350
- ------------------------------------------------------------------------------------------------------------------
Retained Earnings                  Balance at beginning of year                          8,645     8,720     9,920
                                   Net income (loss)                                       938       644      (489)
                                   Unfunded pension obligations                              -         -         3
                                   Preferred stock dividends declared                       (7)       (7)       (7)
                                   Common stock dividends declared                        (719)     (712)     (707)
                                   -------------------------------------------------------------------------------
                                   Balance at end of year                                8,857     8,645     8,720
- ------------------------------------------------------------------------------------------------------------------
Unrealized Gains (Losses)          Balance at beginning of year                            105        (2)       (2)
on Investments                     Unrealized gains (losses)                              (126)      107         -
                                   -------------------------------------------------------------------------------
                                   Balance at end of year                                  (21)      105        (2)
- ------------------------------------------------------------------------------------------------------------------
Cumulative Translation             Balance at beginning of year                           (304)     (107)      194
Adjustments                        Translation adjustments                                 (26)     (197)     (301)
                                   -------------------------------------------------------------------------------
                                   Balance at end of year                                 (330)     (304)     (107)
- ------------------------------------------------------------------------------------------------------------------
Treasury Stock                     Balance at beginning of year                         (1,596)   (1,715)   (1,835)
                                   Purchases                                               (38)      (17)      (10)
                                   Issuance to employees and employee plans                196       136       130
                                   -------------------------------------------------------------------------------
                                   Balance at end of year                               (1,438)   (1,596)   (1,715)
- ------------------------------------------------------------------------------------------------------------------
Net Stockholders' Equity                                                                $8,212    $8,034    $8,064
- ------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                                                                         The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows



In millions                                                                               1994      1993      1992
- ------------------------------------------------------------------------------------------------------------------
Operating Activities               Income before cumulative effect of                     $938      $644      $276
                                     accounting change
                                   Adjustments to reconcile net income to net cash
                                     provided by operating activities:
                                       Depreciation and amortization                     1,525     1,552     1,487
                                       Provision (credit) for deferred income tax           34        24      (295)
                                       Undistributed (earnings) losses of 20%-50%
                                         owned companies                                   (48)      147       (27)
                                       Minority interests' share in income                 335       275       322
                                       Net (gain) loss on investments (Note C)              60      (592)        -
                                       Net gain on sales of plant properties               (73)      (58)      (22)
                                       Net (gain) loss on foreign currency transaction      (7)       10       (11)
                                       Special charge (Note B)                               -       180       433
                                       Other                                                 6        13        10
                                   Changes in assets and liabilities that
                                     provided (used) cash:
                                       Accounts receivable                                (513)       (8)      (17)
                                       Inventories                                        (171)      207       195
                                       Accounts payable                                    238       139      (275)
                                       Other assets and liabilities (1)                    311      (440)      (45)
                                   -------------------------------------------------------------------------------
                                   Cash provided by operating activities                 2,635     2,093     2,031
- ------------------------------------------------------------------------------------------------------------------
Investing Activities               Purchases of plant properties                        (1,183)   (1,414)   (1,608)
                                   Investments in unconsolidated affiliates                (43)     (103)      (90)
                                   Purchases of consolidated companies
                                     (net of cash acquired) (Note C)                       (88)     (307)     (397)
                                   Proceeds from sales of plant properties                 111       100        62
                                   Proceeds from outside investors
                                     in limited partnerships (Note K)                        -       380       855
                                   Purchases of investments                             (1,171)     (237)     (127)
                                   Proceeds from sales of investments (Note C)           1,179       959         -
                                   -------------------------------------------------------------------------------
                                   Cash used in investing activities                    (1,195)     (622)   (1,305)
- ------------------------------------------------------------------------------------------------------------------
Financing Activities               Changes in short-term notes payable                     (62)      121      (248)
                                   Proceeds from issuance of long-term debt                108       969     1,231
                                   Payments on long-term debt                             (391)   (1,675)     (791)
                                   Purchases of treasury stock                             (38)      (17)      (10)
                                   Proceeds from sales of common stock                     110        82        82
                                   Distributions to minority interests                    (281)     (198)     (143)
                                   Dividends paid to stockholders                         (723)     (719)     (710)
                                   -------------------------------------------------------------------------------
                                   Cash used in financing activities                    (1,277)   (1,437)     (589)
- ------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                     (1)       (2)        2
- ------------------------------------------------------------------------------------------------------------------
Summary                            Increase in cash and cash equivalents                   162        32       139
                                   Cash and cash equivalents at beginning of year          407       375       236
                                   -------------------------------------------------------------------------------
                                   Cash and cash equivalents at end of year               $569      $407      $375
- ------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.
(1) Excludes cumulative effect of accounting change.

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

Table of Contents
                                                           Page
A    Summary of Significant Accounting Policies             30
B    Special Charge and Accounting Change                   32
C    Acquisitions and Divestitures                          33
D    Taxes on Income                                        33
E    Inventories                                            35
F    Related Company Transactions                           35
G    Plant Properties                                       35
H    Leased Properties                                      35
I    Notes Payable, Long-Term Debt and
      Available Credit Facilities                           36
J    Financial Instruments                                  38
K    Limited Partnerships                                   40
L    Stockholders' Equity                                   41
M    Stock Option Plans                                     41
N    Redeemable Preferred Stock                             42
O    Pension Plans                                          42
P    Other Postretirement Benefits                          43
Q    Commitments and Contingent Liabilities                 45
R    Supplementary Information                              47
S    Industry Segments and Geographic Areas                 48


A Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries (the Company) include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Investments in companies 20%-50% owned (related companies) are accounted for on the equity basis.

Reclassifications
Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 1994.

Foreign Currency Translation
The local currency has primarily been used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency, and the effects of exchange rate changes on transactions designated as hedges of net foreign investments, are included as a separate component of stockholders' equity. Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income currently.

Cash and Cash Equivalents
Cash and cash equivalents include time deposits and readily marketable securities with original maturities of three months or less.

Inventories
Inventories are stated at the lower of cost or market. The method of determining cost is used consistently from year to year at each subsidiary and varies among the last-in, first-out (LIFO) method; the first-in, first-out (FIFO) method; and the average cost method.

Plant Properties, Investments and Other Assets
Land, buildings and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is generally provided using the

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

A Summary of Significant Accounting Policies (Continued)

Plant Properties, Investments and Other Assets (Continued) declining balance method. Fully depreciated assets are retained in property and depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.
  The excess of the cost of investments in subsidiaries over the carrying value of assets acquired is shown as goodwill, which is amortized on a straight-line basis over its estimated useful life with a maximum of 40 years.
  The Company evaluates long-lived assets for impairment based on the recoverability of the asset's carrying amount. When it is probable that undiscounted future cash flows will not be sufficient to recover the asset's carrying amount, the asset is written down to its fair value.

Gain Recognition on Sale of Subsidiaries' Stock
Company policy is to record gains from the sale or other issuance of previously unissued stock by its subsidiaries.

Financial Instruments
Interest differentials on swaps and forward rate agreements designated as hedges of exposures to interest rate risk are recorded as adjustments to interest expense over the contract period. Premiums for early termination of derivatives designated as hedges are amortized as adjustments to interest expense over the original contract period. Interest derivatives not designated as hedges are marked-to-market at the end of each accounting period.
  The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows.
 Investments in debt and equity securities are classified as either Trading, Available-for-Sale or Held-to-Maturity. Investments classified as Trading are reported at fair value with unrealized gains and losses included in income. Investments classified as Available-for-Sale are reported at fair value with unrealized gains and losses recorded in a separate component of stockholders' equity. Investments classified as Held-to-Maturity are recorded at amortized cost.
  The cost of investments sold is determined by specific identification.

Environment
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are generally included in the balance sheet as "Other noncurrent obligations" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded when it is probable that a claim will be realized. Accruals for recoveries are included in the balance sheet as "Noncurrent receivables."
  Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and cleanup are charged to expense.

Taxes on Income
The Company accounts for taxes on income using the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.
  Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.
  Certain countries provide tax incentives which are granted to encourage new investment. Generally, such grants are credited to income as earned.

Earnings per Common Share
The calculation of earnings per share is based on the weighted average number of common shares outstanding during the applicable period.

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

B Special Charge and Accounting Change

The second quarter of 1993 included a special pretax charge of $180 by Marion Merrell Dow Inc. (MMDI). The special charge reflected the impact of a number of steps intended to reduce costs and position MMDI for the future, including work force reduction and U.S. business reorganization. The special charge has had total cash expenditures of $107 ($65 in 1994, $42 in 1993), all of which have been funded from operations. Asset write-downs have been $4. At December 31, 1994, the special charge liability was $69. Work force reduction efforts are expected to result in estimated payroll and benefit cost savings in 1995 of $127. The actions intended by the restructuring are expected to be substantially complete by December 1995. The Company owns 71 percent of MMDI.
  During the fourth quarter of 1992, opportunities were identified to streamline the Company and a special pretax charge of $433 was taken. This charge reflected asset write-offs and write-downs, plant shutdowns, divestitures and the consolidation of a variety of business activities globally. Included were costs related to work force reductions associated with these activities. The actions contemplated by the special charge were substantially complete at December 31, 1993, with no significant adjustments required to the estimates.
  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 (Employers' Accounting for Postemployment Benefits). The impact on net income for the year was not material.
  Effective January 1, 1992, the Company adopted SFAS No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions) and SFAS No. 109 (Accounting for Income Taxes). SFAS No. 106 requires employers to recognize the cost of certain health care and life insurance benefits provided to retirees and their dependents as a liability during the employees' active years of service. In making the transition to adopt this required accounting standard, a charge of $994 or $3.66 per share was made against 1992 net income. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. The favorable cumulative effect of its implementation was $229 or 84 cents per share in 1992. The net impact of adopting SFAS Nos. 106 and 109 was a cumulative charge of $765 against 1992 net income.
                                  32


                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

C Acquisitions and Divestitures

In 1994, the Company recognized a pretax gain of $90 on its common shares in Magma Power Company (Magma), primarily as a result of the merger agreement between Magma and California Energy Company, Inc.
  In the fourth quarter of 1994, the Company recorded a pretax charge of $132 related to the pending sale of the Personal Care business of DowBrands.
  During the third quarter of 1994, Dow Deutschland Inc., a subsidiary of the Company, signed a letter of intent to study and evaluate the restructuring potential of several state-owned chemical assets in eastern Germany with the intention of acquiring a majority position.
  During January and February of 1994, Marion Merrell Dow Inc. (MMDI) increased its ownership of Kodama Ltd. (Kodama), a Japanese pharmaceutical corporation, to 91 percent. By December 31, 1994, MMDI had further increased its ownership of Kodama to 99.8 percent. The net cash cost for 1994 was $101.
  In November 1993, Dow Chemical Canada Inc. (DCCI) sold shares of Crestar Energy Inc. (Crestar). The net proceeds to the Company were $172 and generated a pretax gain of $101. As a result of the sale, DCCI's common share holding in Crestar was reduced from 50 percent to
17.5 percent.
  In October 1993, MMDI acquired The Rugby Group, Inc., the U.S.'s largest generic drug company, from the privately held Rugby-Darby Group Companies, Inc. for $285.
  In June 1993, the Company sold 3.6 million shares of common stock in Magma for which it received gross proceeds of $116. The sale generated a pretax gain of $62 in 1993. In October 1993, the Company sold its option to purchase 2 million shares of Magma common stock to Magma and received consideration of 857,143 shares of Magma's common stock.
  In January 1993, the Company sold its 50 percent ownership in the Dowell Schlumberger group of companies to Schlumberger Limited. The selling price was $675 in cash and a warrant to purchase 7.5 million shares of Schlumberger stock with an exercise price of $59.95 per share. The warrant is fully vested and nontransferable, and expires in the year 2000. The sale generated a pretax gain of $450.
  The Company acquired an additional 2.1 million shares of MMDI common stock during 1993 and 1.4 million shares during 1992 at costs of $36 and $43, respectively. The increased interests were accounted for as purchases with increases to goodwill of $21 and $29, respectively.


D Taxes on Income

Operating loss carryforwards at December 31, 1994 amounted to $870 of which $108 is subject to expiration in 1995, $176 in 1996, $87 in 1997, $39 in 1998 and $5 in 1999. The remaining balances expire in years beyond 1999 or have an indefinite carryforward period.
  Tax credit carryforwards at December 31, 1994 amounted to $100 of which $3 is subject to expiration in 1995, $3 in 1996, $4 in 1997, $1 in 1998 and $2 in 1999. The remaining balances expire in years beyond 1999 or have an indefinite carryforward period.
  Undistributed earnings of subsidiaries and related companies which are deemed to be permanently invested amounted to $2,053, $1,782 and $1,989 at December 31, 1994, 1993 and 1992, respectively. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.
  The movement in the valuation allowance during 1994 was a net reduction of $37 due primarily to business improvement and an extension in the loss carryforward period in Spain.


Domestic and Foreign Components of Income before
Taxes on Income and Minority Interests

                               1994      1993      1992
- -------------------------------------------------------
Domestic                     $1,161    $1,099      $632
Foreign                         891       426       240
- -------------------------------------------------------
Total                        $2,052    $1,525      $872
- -------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

D Taxes on Income (Continued)

Reconciliation to U.S. Statutory Rate
- --------------------------------------------------------------------------
                                                  1994      1993      1992
- --------------------------------------------------------------------------
Taxes at U.S. statutory rate                      $718      $534      $296
Amortization of nondeductible intangibles           83        45        43
Taxes on foreign operations at rates different
 from U.S. statutory rate (including FSC)           (4)       29        37
Other-net                                          (18)       (2)     (102)
- --------------------------------------------------------------------------
Total tax provision                               $779      $606      $274
- --------------------------------------------------------------------------
Effective tax rate                                38.0%     39.7%     31.4%
- ---------------------------------------------------------------------------


Provision (Credit) for Taxes on Income

                   1994                    1993                    1992
         ----------------------  ----------------------  ----------------------
         Current Deferred Total  Current Deferred Total  Current Deferred Total
- -------------------------------------------------------------------------------
Federal     $457    $13    $470     $404    $(8)   $396     $381   $(158)  $223
State and
 local        23      2      25       63      -      63       39       -     39
Foreign      265     19     284      115     32     147      149    (137)    12
- -------------------------------------------------------------------------------
Total       $745    $34    $779     $582    $24    $606     $569   $(295)  $274
- -------------------------------------------------------------------------------

Deferred Tax Balances at December 31

                               1994                             1993
                        --------------------------    --------------------------
                        Deferred Tax  Deferred Tax    Deferred Tax  Deferred Tax
                           Assets     Liabilities        Assets     Liabilities
- --------------------------------------------------------------------------------
Property                     $83        $(799)             $94        $(732)
Inventory                    104         (102)             103          (95)
Accounts receivable           58          (55)              47          (29)
Pension and other
 compensation accruals       107          (49)             127          (47)
Tax loss and credit
 carryforwards               330            -              355            -
Long-term debt               131          (19)              66          (16)
Alternative minimum tax       80            -              102            -
Accrual for postretirement
 benefit obligations         624           (9)             625            -
Investments                   30          (93)              76          (96)
Amortization of intangibles   28           (1)              15          (37)
Other accruals and reserves  379           (9)             305          (10)
Other - net                  201         (175)             141         (115)
- --------------------------------------------------------------------------------
Subtotal                  $2,155      $(1,311)          $2,056      $(1,177)
Less: Valuation allowance     23            -               60            -
- --------------------------------------------------------------------------------
Total                     $2,132      $(1,311)          $1,996      $(1,177)
- --------------------------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

E Inventories

A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which increased pretax income by $16 in 1994 and decreased pretax income by $18 in 1993 and $6 in 1992.
  The amount of reserve required to reduce inventories from the first-in, first-out basis to the last-in, first-out basis at December 31, 1994 and 1993, was $119 and $106, respectively. The inventories that were valued on a LIFO basis represented 35 and 41 percent of the total inventories at December 31, 1994 and 1993, respectively.


F Related Company Transactions

The Company's investments in related companies accounted for by the equity method at December 31, 1994 and 1993 were $931 and $1,019, respectively, which approximated the Company's equity in the net assets of these companies.
  Dividends received from related companies were $15 in 1994, $36 in 1993 and $45 in 1992. All other transactions with related companies, and balances due to or from related companies, were not material in amount.


G Plant Properties

Plant Properties at December 31
                                                    1994           1993
- -----------------------------------------------------------------------
Land                                                $414           $359
Land and waterway improvements                       660            607
Buildings                                          2,337          2,177
Transportation and construction equipment            211            199
Machinery and equipment                           15,332         14,191
Utility and supply lines                           1,315          1,244
Office furniture and equipment                       836            757
Wells and mineral reserves                           355            240
Other                                                184            229
Construction in progress                           1,566          1,605
- -----------------------------------------------------------------------
Total                                            $23,210        $21,608
- -----------------------------------------------------------------------

Depreciation expense was $1,321 in 1994, $1,343 in 1993 and $1,342 in 1992. Maintenance and repair costs were $974 in 1994, $1,004 in 1993 and $1,152 in 1992.


H Leased Properties

The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment under operating leases. In addition, the Company leases a vinyl chloride plant and a Canadian subsidiary leases an ethylene plant. The Company has the option to purchase these plants and certain other leased equipment and buildings at the termination of the leases.
  Rental expenses under operating leases were $459, $482 and $554 for 1994, 1993 and 1992, respectively. The minimum future lease commitments for all operating leases are included below.

Minimum Operating Lease Commitments
- ------------------------------------------------
1995                                        $297
1996                                         272
1997                                         250
1998                                         402
1999                                         360
2000 and thereafter                        1,358
- ------------------------------------------------
Total minimum lease commitments           $2,939
- ------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

I Notes Payable, Long-Term Debt and Available Credit Facilities

Notes payable at December 31, 1994 and 1993 consisted of obligations due banks with a variety of interest rates and maturities. The notes payable outstanding at December 31, 1994 and 1993 were $741 and $877, respectively, on which the year-end weighted average interest rates were 4.80 percent and 4.20 percent, respectively, excluding the effects of short-term borrowings in highly inflationary countries. Included in notes payable at December 31, 1994 and 1993 was commercial paper of $191 and $225, respectively.
  The average interest rate on long-term debt was 6.64 percent in 1994 compared to 7.43 percent in 1993. Annual installments on long-term debt for the next five years are as follows: 1995, $534; 1996, $387; 1997, $649; 1998, $330; 1999, $230. During 1994, $526 of long-term debt was retired. Included in this amount was $135 of 5.75% subordinated exchangeable notes due in 2001 that were exchanged for shares of Magma Power Company.
  The Company had unused and available credit facilities at December 31, 1994, with various U.S. and foreign banks totaling $2,043, which required the payment of commitment fees. Additional unused credit facilities totaling $2,276 at December 31, 1994 were available for use by foreign subsidiaries. These facilities are available in support of commercial paper borrowings and working capital requirements.


Promissory Notes and Debentures at December 31

                             1994    1993
- -----------------------------------------
4.63%, final maturity 1995   $150    $150
8.25%, final maturity 1996    150     150
5.75%, final maturity 1997    200     200
5.75%, final maturity 2001     15     150
7.38%, final maturity 2002    150     150
9.35%, final maturity 2002    200     200
7.13%, final maturity 2003    150     150
8.63%, final maturity 2006    200     200
8.55%, final maturity 2009    150     150
9.00%, final maturity 2010    150     150
9.20%, final maturity 2010    200     200
6.85%, final maturity 2013    150     150
7.13%, final maturity 2015     24     150
9.00%, final maturity 2021    300     300
8.85%, final maturity 2021    200     200
8.70%, final maturity 2022    138     150
7.38%, final maturity 2023    150     150
- -----------------------------------------
Subtotal                   $2,677  $2,950
- -----------------------------------------


Guaranteed ESOP Obligations at December 31
                                                1994    1993
- ------------------------------------------------------------
9.42%, final maturity 2004, Dow ESOP            $111    $119
9.11%, final maturity 2005, MMDI ESOP             90      95
- ------------------------------------------------------------
Subtotal                                        $201    $214
- ------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

I Notes Payable, Long-Term Debt and Available Credit Facilities (Continued)


Foreign Bonds at December 31
                                                       1994    1993
- -------------------------------------------------------------------
6.75%, final maturity 1995, German mark                $194    $173
5.63%, final maturity 1996, German mark                 194     173
10.87%, final maturity 1997, British pound sterling     374     354
4.00%, final maturity 1998, Japanese yen                201     179
4.75%, final maturity 1999, Swiss franc                 152     135
4.63%, final maturity 2000, Swiss franc                 114     101
6.38%, final maturity 2001, Japanese yen                251     224
- -------------------------------------------------------------------
Subtotal                                             $1,480  $1,339
- -------------------------------------------------------------------



Other Facilities - Various Rates and Maturities at December 31

                                                1994    1993
- ------------------------------------------------------------
Foreign currency loans                          $255    $339
U.S. dollar loans                                  4      50
Medium-term notes, final maturity 2022           585     607
Pollution control/industrial revenue bonds,
 final maturity 2024                             707     684
Unexpended construction funds                    (20)    (50)
Capital lease obligations                         32      40
- ------------------------------------------------------------
Subtotal                                      $1,563  $1,670
- ------------------------------------------------------------



Long-Term Debt at December 31
                                             1994       1993
- ------------------------------------------------------------
Promissory notes and debentures            $2,677     $2,950
Guaranteed ESOP obligations                   201        214
Foreign bonds                               1,480      1,339
Other facilities                            1,563      1,670
Less unamortized debt discount                (84)      (106)
Less long-term debt due within one year      (534)      (165)
- ------------------------------------------------------------
Long-term debt                             $5,303     $5,902
- ------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------



J Financial Instruments



Fair Value of Financial Instruments at December 31

                                                     1994                             1993
- ------------------------------------------------------------------------------------------------------
                                         Cost  Gain  Loss  Fair Value     Cost  Gain  Loss  Fair Value
- ------------------------------------------------------------------------------------------------------
Nonderivatives:
 Interest-bearing deposits                $92     -     -      $92        $105     -     -      $105
 Marketable equity and debt securities:
  Trading                                 414   $20     -      434         433    $7     -       440
  Available-for-Sale:
   Debt securities                        824     3  $(22)     805         732    38   $(3)      767
   Equity securities                      454    64   (45)     473         489   205   (22)      672
  Held-to-Maturity                        408     1    (1)     408         177     3    (3)      177
 Other                                    337     -    (7)     330         357     -    (4)      353
- ------------------------------------------------------------------------------------------------------
 Total investments                     $2,529   $88  $(75)  $2,542      $2,293  $253  $(32)   $2,514
 -----------------------------------------------------------------------------------------------------
 Long-term debt                       $(5,303)  $33     -  $(5,270)    $(5,902)    - $(391)  $(6,293)
- ------------------------------------------------------------------------------------------------------
Derivatives relating to:
 Foreign currency                           -   $52  $(70)    $(18)          -    $9     -        $9
 Interest                                   -    37   (45)      (8)          -   176 $(130)       46
 Cross-currency swaps                       -    15   (93)     (78)          -     -     -         -
- ------------------------------------------------------------------------------------------------------
The cost approximates the fair value for all other financial instruments.

Investments
Total investments at December 31, 1994 and 1993 included cash equivalents of $455 and $362, marketable securities and interest-bearing deposits of $565 and $430, and other investments of $1,529 and $1,726, respectively.
  The proceeds from sales of Available-for-Sale securities were $981 for 1994. These sales resulted in gross realized gains of $55 and losses of $26.
  Maturities for most debt securities ranged from one to ten years for the Available-for-Sale classification and one to five years for the Held-to-Maturity classification at December 31, 1994.

Foreign Currency Risk Management
The Company's global operations require active participation in the foreign exchange markets. The Company enters into foreign exchange forward contracts and options to hedge various currency exposures or create desired exposures. Exposures primarily relate to (a) assets and liabilities denominated in foreign currency in Europe, Asia and Canada; (b) bonds denominated in foreign currency; and (c) economic exposure derived from the risk that currency fluctuations could affect the dollar value of future cash flows at the operating margin level. The primary business objective of the activity is to optimize the U.S. dollar value of the Company's assets, liabilities and future cash flows with respect to exchange rate fluctuations. Hedging is done on a net exposure basis. Namely, assets and liabilities denominated in the same currency are netted and only the balance is hedged.
  At December 31, 1994 and 1993, the Company had forward contracts outstanding with various expiration dates (primarily in January of the next year) to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $6,573 and $3,664, respectively. The unrealized gains or losses on these contracts, based on the foreign exchange rates at December 31, 1994 and 1993, were a loss of $18 and a gain of $9, respectively, and were included in income in "Net gain (loss) on foreign currency transactions."

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

J Financial Instruments (Continued)

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs, diversifying sources of funding or altering interest rate exposure. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed upon notional principal amount.
  The notional principal on all types of interest derivative contracts at December 31, 1994 and 1993 totaled $4,264 and $9,302, with a weighted average remaining life of 3.3 and 3.8 years, respectively. The $37 in gains and $45 in losses in 1994 related to interest derivatives were not recognized in income as they represented hedges of debt-related exposures. The $15 in gains and $93 in losses in 1994 related to cross-currency swaps were primarily recognized in income in "Net gain (loss) on foreign currency transactions" and offset the gains and losses from the assets and liabilities being hedged. In 1993, there were $176 in gains and $130 in losses related to cross-currency swaps and interest derivatives. Of these amounts, $142 in gains and $103 in losses had not been recognized in income as they represented hedges of debt-related exposures.


Interest Derivatives at December 31, 1994

                                                 Weighted Average Rate
                       Notional                  ---------------------
                        Amount      Maturities    Receive          Pay
- ----------------------------------------------------------------------
Cross-currency swaps    $1,427      1995-1999        -             -
Receive Fixed Hedge      1,630      1995-2005      6.1%          5.5%
Receive Floating Hedge   1,024      1996-2005      5.5%          6.8%
Other                      183      1995-1998        -             -
- ----------------------------------------------------------------------


  The Company's risk management program for both foreign currency and interest rate risk is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times. The Company uses portfolio sensitivities and stress tests to monitor risk. Because the counterparties to these contracts are major international financial institutions, credit risk arising from these contracts is not significant and the Company does not anticipate any such losses. The net cash requirements arising from risk management activities are not expected to be material. The Company's overall financial strategies and impacts from using derivatives in its risk management program are reviewed periodically with the Finance Committee of the Company's
Board of Directors and revised as market conditions dictate.
  The Company's global orientation in diverse businesses with a large number of diverse customers and suppliers minimizes concentrations of credit risk. No concentration of credit risk existed at December 31, 1994.

                                  The Dow Chemical Company and Subsidiaries

- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

K Limited Partnerships

In April 1993, three wholly owned subsidiaries of the Company contributed assets with an aggregate fair value of $977 to Chemtech Royalty Associates L.P. (Chemtech), a newly formed Delaware limited partnership. In August and October 1993, outside investors acquired limited partner interests in Chemtech totaling 20 percent in exchange for $200.
  In April 1993, two wholly owned subsidiaries of Marion Merrell Dow Inc. (MMDI) contributed assets with an aggregate fair value of approximately $1 billion to Carderm Capital L.P. (Carderm), a newly formed Delaware limited partnership. Outside investors made contributions of $180 in October 1993 in exchange for limited partner interests in Carderm totaling 15 percent.
  In December 1991, three wholly owned subsidiaries of the Company contributed assets with an aggregate market value of $2 billion to DowBrands L.P., a newly formed Delaware limited partnership. Outside investors made cash contributions of $45 in December 1991 and $855 in June 1992 in exchange for an aggregate 31 percent limited partner interest in DowBrands L.P.
  The three partnerships (Chemtech, Carderm and DowBrands L.P.) are separate and distinct legal entities from the Company and its affiliates and have separate assets, liabilities, businesses and operations. Each partnership has as a general partner a wholly owned subsidiary of either the Company or MMDI which directs the business activities of the partnership and has fiduciary responsibilities to the partnership and its other partners.
  The outside investors in each partnership will receive a cumulative annual priority return on their investments in the partnership and participate in residual earnings. The annual priority return is $14, $11 and $67 for Chemtech, Carderm and DowBrands L.P., respectively.
  The partnerships will not terminate unless a termination or liquidation event occurs. One such event, which is within the control of outside investors, occurs in the year 2000 for Chemtech and Carderm and 1996 for DowBrands L.P. In addition, the partnership agreements provide for various windup provisions wherein subsidiaries of the Company or MMDI may purchase at any time the limited partnership interests of the outside investors. Upon windup, liquidation or termination, the partners' capital accounts will be redeemed at current fair values.
  For financial reporting purposes, the assets (other than intercompany loans, which are eliminated), liabilities, results of operations and cash flows of the partnerships and subsidiaries are included in the Company's consolidated financial statements and outside investors' limited partnership interests are reflected as minority interests.
  Supplemental contractual disclosures required by the partnership agreements are contained within Note R of the December 31, 1993 Form 10-K of The Dow Chemical Company.

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

L Stockholders' Equity

The authorized capital stock consists of 250 million preferred shares with a par value of $1.00 per share, and 500 million shares of common stock with a par value of $2.50 per share. The only preferred shares issued are the convertible preferred shares discussed in Note N. The number of common shares issued has remained at 327,125,854 for the last three years.
  There are no significant restrictions limiting the Company's ability to pay dividends.
  Undistributed earnings of 20%-50% owned companies included in retained earnings were $269 and $290 at December 31, 1994 and 1993, respectively.
  In computing earnings per common share, no adjustment was made for common shares issuable under award, option and stock purchase plans, or conversion of preferred shares issued, because there would be no material dilutive effect.
  The Board of Directors has authorized, subject to certain business and market conditions, the purchase of up to 18,000,000 shares of the Company's common stock. At December 31, 1994, the number of shares purchased under this authorization was approximately 3,700,000.
  The number of treasury shares purchased was 591,000 in 1994, 300,000 in 1993 and 169,000 in 1992. The number of treasury shares issued to employees was 2,836,000 in 1994, 1,946,000 in 1993 and 2,051,000 in
1992. The number of treasury shares contributed to the pension plan for funding future retiree health care benefits through a 401(h) account was 391,000 in 1994 and 251,000 in 1993.


Reserved Treasury Stock at December 31

In thousands of shares                      1994    1993    1992
- ----------------------------------------------------------------
Stock option plans                        16,517  15,807  14,171
Employees' stock purchase plan               894   1,040   1,120
- ----------------------------------------------------------------
Total shares reserved                     17,411  16,847  15,291
- ----------------------------------------------------------------


M Stock Option Plans

The Company has various stock option plans. Options under all plans are granted at the market price of the shares on the date of the grants.


Option Plans

In thousands of shares               1994              1993              1992
- -----------------------------------------------------------------------------
Outstanding at January 1           14,059            11,657             9,986
Granted                             2,634             3,431             2,688
Exercised                          (1,862)             (567)             (801)
Expired                               (96)             (462)             (216)
- -----------------------------------------------------------------------------
Outstanding at December 31         14,735            14,059            11,657
Price Range                 $23.54-$74.63     $18.46-$60.88     $18.46-$60.88
- -----------------------------------------------------------------------------
Exercisable at December 31         12,189            10,776             8,869
Available for future grant            559               407             1,177
- -----------------------------------------------------------------------------


  Stock options were exercised at prices ranging from $18.46 to $65.06 in 1994, $18.46 to $59.75 in 1993 and $18.46 to $60.88 in 1992.
  The Company made offerings of common stock to its employees, excluding directors, in 1994, 1993 and 1992 at $54.50, $45.00 and $48.00 per share, respectively, payable generally through payroll deductions. Unfilled subscriptions, cancelable at the option of the employee, were 894,000, 1,040,000 and 1,120,000 shares at December 31, 1994, 1993 and 1992, respectively. Partial payments received on these subscriptions aggregating $32, $28 and $33 at December 31, 1994, 1993 and 1992, respectively, were included in current liabilities.

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

N Redeemable Preferred Stock

The Company has an employee stock ownership plan (the ESOP), which is an integral part of the Salaried Employees Savings Plan.
  The ESOP borrowed funds at a 9.42 percent interest rate with a final maturity in 2004, and used the proceeds to purchase convertible preferred stock from the Company. The preferred stock is convertible into approximately 1.5 million shares of the Company's common stock at $86.125 per common share. The dividend yield on the preferred stock is
7.75 percent of the $86.125 redemption value.
  In the event the Company consummates certain merger or consolidation transactions involving the Company's common stock, the preferred stock must be redeemed by the Company for cash at a redemption price equal to 105 percent of the $86.125 per share redemption value, plus accrued and unpaid dividends.
  The convertible preferred stock issued to the ESOP is reported as temporary equity in the Company's balance sheet. Since the Company has guaranteed the ESOP's borrowings, the principal amount of the ESOP loan has been reported as long-term debt and a reduction of temporary equity in the Company's balance sheet.


O Pension Plans

The Company has defined benefit pension plans which cover employees in the U.S. and a number of foreign countries. The Company's funding policy is to contribute annually, at a rate that is intended to approximate a level percentage of compensation for the covered employees, to those plans where pension laws and economics either require or encourage funding.
  The U.S. funded plan is the largest plan. Its benefits are based on length of service and the employee's three-highest consecutive years of compensation. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.75 and 5.5 percent, respectively, for 1994 and 7.25 and 5.5 percent, respectively, for 1993. The assumed long-term rate of return on assets was 9 percent for 1994 and 1993.
  All other pension plans used assumptions in determining the actuarial present value of the projected benefit obligations that are consistent with (but not identical to) those of the U.S. plan.
  Defined contribution plans cover employees in some subsidiaries in the U.S. and in other countries, including Australia, France, Spain, and the United Kingdom. In addition, employees in the U.S. are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation. The Company matches compensation deferrals, depending on Company profit levels. Contributions charged to income for defined contribution plans were $71 in 1994, $76 in 1993 and $83 in 1992.
  The net periodic pension cost for all significant defined benefit plans was as follows:

Net Periodic Pension Cost
                                                  1994      1993      1992
- --------------------------------------------------------------------------
Service cost-benefits earned during the period    $170      $152      $122
Interest cost on projected benefit obligation      347       333       306
Actual (return) on assets                          (93)     (494)     (341)
Amortization and deferred amounts                 (266)      153        47
Employee contributions to the plans                 (8)       (8)       (9)
- ---------------------------------------------------------------------------
Net periodic pension cost                         $150      $136       $125
- ---------------------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

O Pension Plans (Continued)

The funded status of significant defined benefit plans for the Company was as follows:

Defined Benefit Plans at December 31
                                                 Fully  Funded  Partially Funded
                                                 -------------  ----------------
                                                 1994     1993     1994    1993
- --------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
 Vested                                       $(3,287) $(3,173)   $(467)  $(361)
 Nonvested                                       (292)    (324)     (40)    (50)
- --------------------------------------------------------------------------------
Accumulated benefit obligation                 (3,579)  (3,497)    (507)   (411)
Effect of projected compensation increases       (826)    (838)    (125)   (164)
- --------------------------------------------------------------------------------
Projected benefit obligation for services
 rendered to date                              (4,405)  (4,335)    (632)   (575)
Plan assets at market value, primarily
 publicly traded stocks and bonds               4,439    4,534      221     208
- --------------------------------------------------------------------------------
Plan assets in excess of (less than)
 projected benefit obligation                      34      199     (411)   (367)
Unrecognized transition obligation                 28       29       45      35
Unrecognized net (gains) losses                    57      (84)      (1)     51
Unrecognized prior service cost                     9       (4)      39      48
Additional minimum liability                        -        -      (49)     (8)
- --------------------------------------------------------------------------------
Accrued pension asset (liability)                $128     $140    $(377)  $(241)
- --------------------------------------------------------------------------------


P Other Postretirement Benefits

The Company provides certain health care and life insurance benefits to retired employees. The Company funds most of the cost of these health care and life insurance benefits as incurred.
  The U.S. plan covering the parent company is the largest plan. The plan provides health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. The plan provides benefits supplemental to Medicare after retirees are eligible for these benefits, except for employees hired after December 31, 1992. The cost of these benefits is shared by the Company and the retiree, with the Company portion increasing as the retiree has increased years of credited service. The Company has the ability to change these benefits at any time.
  Effective October 1993, the Company amended its health care benefits plan in the U.S. to cap the cost absorbed by the Company at approximately twice the 1993 cost per person for employees who retire after December 31, 1993. Effective April 1994, the Company extended this amendment to cover all other retired employees. The effect of the October 1993 amendment was to reduce the net periodic postretirement cost by $21 for 1993 and the accumulated postretirement benefit obligation by $327 at December 31, 1993. The effect of the April 1994 amendment was to reduce the net periodic postretirement cost by $71 for 1994 and the accumulated postretirement benefit obligation by $101 at December 31, 1994.
  For 1994, a discount rate of 7.75 percent and weighted average medical cost trend rates starting at 9.47 percent and declining to 5.53 percent in 2004 were assumed. For 1993, the discount rate assumption was 7.25 percent and the medical cost trend rate assumption was 10.65 percent declining to
5.03 percent in 2004. The assumed long-term rate of return on assets was 9 percent for 1994 and 1993. Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1994 by $33 and the net periodic postretirement benefit cost for the year by $3.
  All other postretirement health care and other benefit plans used assumptions in determining the actuarial present value of accumulated postretirement benefit obligations that are consistent with (but not identical to) those of the U.S. parent company plan.

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

P Other Postretirement Benefits (Continued)


  The net periodic benefit cost of all significant plans was as follows:


Net Periodic Postretirement Cost
                                                       1994     1993    1992
- ----------------------------------------------------------------------------
Service cost - benefits earned during the period        $26      $35     $38
Interest cost on accumulated postretirement
 benefit obligation                                      89      122     127
Amortization and deferred amounts                       (43)      (9)      -
- ----------------------------------------------------------------------------
Net periodic postretirement cost                        $72     $148    $165
- ----------------------------------------------------------------------------


  The postretirement benefit obligations of all significant plans were as follows:


Partially Funded Postretirement Plans at December 31
                                                         1994      1993
- -----------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                              $(676)    $(792)
  Fully eligible active plan participants                (290)     (279)
  Other active plan participants                         (210)     (234)
- -----------------------------------------------------------------------
Total accumulated postretirement benefit obligation    (1,176)   (1,305)
Plan assets at market value, primarily publicly traded
 stocks and bonds                                          52        20
- -----------------------------------------------------------------------
Unfunded accumulated postretirement
 benefit obligation                                    (1,124)   (1,285)
Unrecognized gain from experience favorable
 to assumptions                                          (166)      (81)
Negative prior service costs                             (373)     (319)
- -----------------------------------------------------------------------
Accrued postretirement benefit liability              $(1,663)  $(1,685)
- -----------------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

Q Commitments and Contingent Liabilities

In January 1994, Dow Corning Corporation (Dow Corning), in which Dow is a 50 percent shareholder, announced a pretax charge of $640 ($415 after tax) for the fourth quarter of 1993. In January 1995, Dow
Corning announced a pretax charge of $241 ($152 after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on the settlement approved by Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama (the Court); litigation and claims outside of this breast implant settlement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 and $441, respectively, less expected insurance recoveries of $600 and $200, respectively. The 1993 amounts reported by Dow
Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 less expected insurance recoveries of $1,200.
  As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow.
The impact on the Company's net income was a charge of $192 for 1993 and a charge of $70 for 1994.
  In March 1994, Dow Corning signed a Breast Implant Litigation Settlement Agreement (the Settlement Agreement) which was preliminarily approved by the Court in April 1994. The Settlement Agreement received final approval by the Court on September 1, 1994. The Company is not a signatory to the Settlement Agreement and is not required to contribute to the settlement. In certain circumstances, if any defendant who is a signatory to the Settlement Agreement considers the number of plaintiffs who have opted out and maintained lawsuits against such defendant to be excessive, such defendant may withdraw from participation in the Settlement
Agreement.
  Various preliminary estimates of the aggregate number of plaintiffs who have indicated an intent to opt out of the settlement (the Opt Out Plaintiffs) have been made public. Dow Corning has reported that, since July 1, 1994, many former Opt Out Plaintiffs have rejoined the settlement. The Court is continuing to collect information relating to the number of Opt Out Plaintiffs. Dow Corning has stated that, as information is received from the Court, Dow Corning will continue to evaluate the nature and scope of the current or potential future claims of these Opt Out Plaintiffs. Opt Out Plaintiffs may continue to rejoin the settlement until the March 1, 1995 date established by the Court.
  The date by which Dow Corning was required to decide whether to remain as a participant in or to exercise the first of itsoptions to withdraw from the Settlement Agreement was extended to September 9, 1994. On September 8, 1994, Dow Corning's Board of Directors approved
Dow Corning's continued participation in the Settlement Agreement.
Initial claims were required to be filed with the Court by September
16, 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will determine whether contributions to the settlement are sufficient to pay validated claims. The date by which this process will be completed is uncertain. If contributions are not sufficient, claimants with validated claims may have the ability to become Opt Out Plaintiffs during another specified period. In that event, if any defendant who is a signatory to the Settlement Agreement considers the number of new Opt Out Plaintiffs to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the Settlement Agreement. There can be no assurance that Dow Corning will not withdraw from participation in the Settlement Agreement.
  Dow Corning has reported that, as additional facts and circumstances develop, the estimate of its potential liability may be revised, or provisions may be necessary to reflect any additional costs of resolving breast implant litigation and claims not covered by the settlement. Any future charge by Dow Corning resulting from a revision or provision, if required, could have a material adverse impact on the Company's net income for the period in which it is recorded by Dow
Corning, but would not have a material adverse impact on the Company's consolidated cash flows or financial position. The Company's maximum exposure for breast implant product liability claims against Dow
Corning is limited to its investment in Dow Corning which, at December
31, 1994, was $337.
  The Company is separately named as a defendant in many of the breast implant claims and lawsuits. It is the opinion of the Company's management that the possibility is remote that the litigation of these claims will have a material adverse impact on the Company's consolidated financial statements.

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

Q Commitments and Contingent Liabilities (Continued)

  Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  The Company has accrued $234 at December 31, 1994, for probable environmental remediation and restoration liabilities, including $29 for the remediation of Superfund sites. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to 50 percent higher. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
  In addition to the breast implant, DBCP and environmental remediation matters, the Company and its subsidiaries are parties to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liabilities, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
  Except for the possible effect on the Company's net income for charges which may be taken by Dow Corning for breast implant litigation, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  On behalf of Destec Energy, Inc. (Destec), a 76 percent owned subsidiary, the Company has guaranteed the lease payments of a Destec subsidiary which leases the Lyondell cogeneration facility near Houston, Texas. Minimum lease payments total $145 for the noncancelable portion of the lease which runs through March 31, 1995. The guarantee is cancelable upon proper notice on any anniversary date of the guarantee.
  Destec entered into an agreement with the U.S. Department of Energy, PSI Energy Inc. (PSI), and a third party owner to design, construct, and operate a 262 megawatt syngas facility which will repower an existing PSI turbine. Destec will provide coal gasification services under a 25-year contract. Associated with the above agreement, Destec assumed a construction performance obligation of $161 with project completion scheduled for third quarter 1995, at which time Destec will lease the plant. The lease commitments are included in Note H.
  Destec contracted to design, engineer, build and operate a cogeneration facility in central Florida for a partnership in which Destec owns approximately 50 percent. Commercial operations commenced in January 1995 as planned. Destec has guaranteed $33 to fund its equity contribution.
  Destec contracted to design, engineer and build a 424 megawatt cogeneration facility in Freeport, Texas and is a 50 percent partner in Oyster Creek Limited which owns the facility. The Company has agreed to purchase steam and power from the facility and estimates that its minimum annual obligation to outside parties is $20, increasing 3 percent annually through 2014.
  Eli Lilly and Company (Lilly) is a 40 percent partner with the Company in DowElanco, a global agricultural products joint venture. Lilly holds a put option requiring the Company to purchase Lilly's interest in DowElanco at fair market value. Lilly notified the Company in September 1994 that it did not plan to exercise the put option at that time. No subsequent notification has been received.
  A Canadian subsidiary has entered into two 20-year agreements to purchase 89 percent of the output of an ethylene plant (Plant No. 1) and 40 percent of the output of a second ethylene plant (Plant No. 2). The purchase price of the output is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the plants with a specified return on capital. Total purchases under the agreements were $252, $237 and $236 in 1994, 1993 and 1992, respectively. The contracts related to Plants No. 1 and No. 2 expire in 1998 and 2004, respectively.
  DCS Capital Corporation (the Corporation) is 100 percent owned by DCS Capital Partnership. The Corporation was organized to assist DCS Capital Partnership in raising funds to finance construction of an ethylene plant. DCS Capital Partnership is owned by Shell Canada, Union Carbide and Dow through its 100 percent owned subsidiary, Dofinco, Inc. As part of the ownership agreement, Dofinco indirectly guarantees approximately 52 percent of the debt of the Corporation. Dofinco's indirect guarantee amounted to $68 at December 31, 1994.
  At December 31, 1994, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's take or pay ethylene contract, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices. The table below shows the fixed and determinable portion of the take or pay and throughput obligations:
                                  46


                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

Q Commitments and Contingent Liabilities (Continued)

Fixed and Determinable Portion of Obligations
- ---------------------------------------------
1995                                     $200
1996                                      168
1997                                      155
1998                                      142
1999                                       73
2000 through expiration of contracts      197
- ---------------------------------------------
Total                                    $935
- ---------------------------------------------

  In addition to the take or pay and throughput obligations, the Company had other outstanding commitments at December 31, 1994, including ship charters, purchase commitments for materials and property, and other purchases used in the normal course of business. Total purchase obligations under the agreements were $244. In general, such commitments were at prices not in excess of current market prices.


R Supplementary Information


Accrued and Other Current Liabilities at December 31

                               1994   1993
- ------------------------------------------
Accrued vacations              $200   $196
Employees' retirement plans     163    135
Interest payable                124    126
Accrued payroll                 316    154
Accrued miscellaneous taxes     146    142
Insurance companies' reserves   168    155
Sundry                          742    813
- ------------------------------------------
Total                        $1,859 $1,721
- ------------------------------------------


Sundry Income  - Net
                               1994   1993    1992
- --------------------------------------------------
Royalty income                  $25    $26     $21
Gain (loss) on securities      (34)   (55)      24
Gain on sale of assets           73     57      22
Dividend income                  36     93      14
Other-net                         3   (74)       5
- --------------------------------------------------
Total                          $103    $47     $86
- --------------------------------------------------


Other Supplementary Information

                                       1994   1993    1992
- ----------------------------------------------------------
Cash payments for interest             $576   $611    $690
Cash payments for taxes on income       257    454     439
Provision for doubtful receivables       11     18       9
- ----------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

S Industry Segments and Geographic Areas

The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets.
  Aggregation of products is generally made on the basis of process technology, end-use markets and channels of distribution.
  Chemicals and Performance Products contains a wide range of products that are used primarily as raw materials in the manufacture of customer products, or which aid in the processing of customer products and services.
  Plastic Products consists of a broad range of thermoplastics, thermosets and plastic fabricated products used in a wide variety of applications in markets which include packaging, automotive, electronics, and construction among many others.
  Hydrocarbons and Energy encompasses procurement of fuels and petroleum-based raw materials as well as the production of olefins, aromatics, styrene and cogenerated power and steam for use in the Company's manufacturing operations. Income from the construction of power plants by Destec Energy, Inc. is also recorded in this segment.
  Consumer Specialties includes agricultural chemicals,
pharmaceuticals, and food care, home care, and personal care products.
  The Unallocated segment encompasses the Company's businesses that are not reported elsewhere, including the consolidated insurance and finance companies, and Ventures businesses such as Dow Environmental and advanced electronics materials. This segment also includes activities and overhead cost variances not allocated to other segments.
  Transfers between areas and industry segments are generally valued at cost except for movements between Consumer Specialties and the other industry segments. These movements are generally valued at market-based prices.
                                  48


                                  The Dow Chemical Company and Subsidiaries
- ---------------------------------------------------------------------------
Notes to Financial Statements
- ---------------------------------------------------------------------------

In millions, except for share amounts
- ---------------------------------------------------------------------------

S Industry Segments and Geographic Areas (Continued)


Industry Segment Results

                                    Chemicals                                                            Corporate
                                & Performance    Plastic   Hydrocarbons      Consumer                          and
                                     Products   Products       & Energy   Specialties   Unallocated   Eliminations   Consolidated
- ---------------------------------------------------------------------------------------------------------------------------------
1994
Sales to unaffiliated customers        $4,536     $7,476         $2,043        $5,854          $106                       $20,015
Intersegment transfers                    797         88          2,345             1             8        $(3,239)             -
Operating income (loss) (1)               592      1,131             74           762          (214)                        2,345
Identifiable assets                     4,051      5,782          3,455         7,582         1,015          4,660         26,545
Depreciation                              402        456            259           204             -                         1,321
Capital expenditures                      281        219            408           275             -                         1,183
- ---------------------------------------------------------------------------------------------------------------------------------
1993
Sales to unaffiliated customers        $4,268     $6,459         $1,797        $5,457           $79                       $18,060
Intersegment transfers                    746        108          2,237             -             6        $(3,097)             -
Special charge                              -          -              -           180             -                           180
Operating income (1)                      350        380             43           592            75                         1,440
Identifiable assets                     4,267      5,053          3,210         7,282         1,127          4,566         25,505
Depreciation                              400        447            298           178            20                         1,343
Capital expenditures                      342        297            436           322             -                         1,397
- ---------------------------------------------------------------------------------------------------------------------------------
1992
Sales to unaffiliated customers        $4,471     $6,715         $1,734        $5,977           $74                       $18,971
Intersegment transfers                    683        108          2,316             -             4        $(3,111)             -
Special charge                            115        184            113            11            10                           433
Operating income (loss) (1)               269         94           (183)        1,116            (6)                        1,290
Identifiable assets                     4,280      5,380          3,040         7,258           947          4,455         25,360
Depreciation                              439        424            279           183            17                         1,342
Capital expenditures                      479        409            415           292             -                         1,595
- ---------------------------------------------------------------------------------------------------------------------------------

Geographic Area Results
                                                                                            Rest of
                                                          United States        Europe         World   Eliminations   Consolidated
- ---------------------------------------------------------------------------------------------------------------------------------
1994
Sales to unaffiliated customers                                  $9,942        $5,320        $4,753                       $20,015
Transfers between areas                                           1,575           466           341     $(2,382)                -
Operating income (1)                                              1,293           273           779                         2,345
Identifiable assets                                              14,800         6,402         5,343                        26,545
Gross plant properties                                           12,554         7,103         3,553                        23,210
Capital expenditures                                                758           266           159                         1,183
- ---------------------------------------------------------------------------------------------------------------------------------
1993
Sales to unaffiliated customers                                  $9,285        $4,836        $3,939                       $18,060
Transfers between areas                                           1,047           325           311     $(1,683)                -
Special charge                                                      110            44            26                           180
Operating income (loss) (1)                                       1,036            (1)          405                         1,440
Identifiable assets                                              14,903         5,818         4,784                        25,505
Gross plant properties                                           12,004         6,235         3,369                        21,608
Capital expenditures                                                893           301           203                         1,397
- ---------------------------------------------------------------------------------------------------------------------------------
1992
Sales to unaffiliated customers                                  $9,538        $5,595        $3,838                       $18,971
Transfers between areas                                           1,219           432           396     $(2,047)                -
Special charge                                                      167           152           114                           433
Operating income (loss) (1)                                       1,159           (90)          221                         1,290
Identifiable assets                                              14,551         6,464         4,345                        25,360
Gross plant properties                                           11,581         6,568         3,295                        21,444
Capital expenditures                                                912           464           219                         1,595
- ---------------------------------------------------------------------------------------------------------------------------------

(1)  The reconciliation between "Operating Income" and "Income before
Provision for Taxes on Income and Minority Interests" consists of "Other Income (Expense)" items and can be found in the Consolidated
Statements of Income on  Page 25.

Quarterly Statistics

In millions, except for share amounts                    (Unaudited)
- -------------------------------------------------------------------------------
1994                                        1st     2nd    3rd     4th     Year
- -------------------------------------------------------------------------------
Net sales                                $4,541  $4,934 $5,046  $5,494  $20,015
Operating income                            527     602    579     637    2,345
Income before taxes on income
 and minority interests (Notes C and Q)     414     570    575    493     2,052
Net income available
   for common stockholders                  171     250    288     222      931
Earnings per common share                  0.62    0.91   1.04    0.80     3.37
Cash dividends paid per common share       0.65    0.65   0.65    0.65     2.60
Market price range of common stock:
 High                                     66.50   70.13  79.25   78.13    79.25
 Low                                      56.50   58.75  64.88   60.75    56.50
- -------------------------------------------------------------------------------

1993                                        1st     2nd    3rd     4th     Year
- -------------------------------------------------------------------------------
Net sales                                $4,363  $4,822 $4,370  $4,505  $18,060
Special charge (Note B)                       -     180      -       -      180
Operating income                            388     388    346     318    1,440
Income before taxes on income
 and minority interests (Notes C and Q)     751    364     300     110    1,525
Net income (loss) available
   for common stockholders                  400     148    137     (48)     637
Earnings (loss) per common share           1.47    0.54   0.50   (0.18)    2.33
Cash dividends paid per common share       0.65    0.65   0.65    0.65     2.60
Market price range of common stock:
 High                                     59.38   58.63  62.00   60.63    62.00
 Low                                      49.63   49.00  55.25   53.50    49.00
- -------------------------------------------------------------------------------
See Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 1994 with the Independent Auditors.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors and executive officers of the Company is contained in a definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held May 11, 1995, and is incorporated herein by reference. See also the information concerning executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation is contained in a definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held May 11, 1995, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to beneficial ownership of the common stock as of January 31, 1995, by each Director and all Directors and officers of the Company as a group is contained in definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held May 11, 1995, and is incorporated herein by reference.
  As of December 31, 1994, no person or entity was known to the Company to beneficially own 5 percent or more of the outstanding common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no such reportable relationships or related transactions in 1994.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:

       1. The Company's 1994 consolidated Financial Statements and Independent Auditors' Report are included in Item 8 of Part II.

       2.  Financial Statement Schedules.

           The following Financial Statement Schedule should be read in conjunction with the Financial Statements included in Item 8 of this Annual Report on Form 10-K .

                                                                Page
               Schedule II -  Valuation and Qualifying Accounts  52

           Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Financial Statements or Notes thereto.

                                                                                                                  SCHEDULE II
                                                     THE DOW CHEMICAL COMPANY AND SUBSIDIARIES
                                                     VALUATION AND QUALIFYING ACCOUNTS
                                                     For the Years Ended December 31
                                                     (In millions)
- -------------------------------------------------------------------------------------------------------------------------------
                            COLUMN A                                            COLUMN B     COLUMN C     COLUMN D     COLUMN E
                                                                                Balance                  Deductions    Balance
                                                                               at Beginning Additions to    from        at End
                           Description                                          of Year      Reserves     Reserves     of Year
- -------------------------------------------------------------------------------------------------------------------------------
1994
   RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
     For doubtful receivables                                                        $93          $33          $22 (b)     $104
     Other investments and noncurrent receivables                                    177           43 (a)       52          168
     Accumulated goodwill amortization                                               563          139           26          676
- -------------------------------------------------------------------------------------------------------------------------------
1993
   RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
     For doubtful receivables                                                        $95          $34          $36 (b)      $93
     Other investments and noncurrent receivables                                    147           43 (a)       13          177
     Accumulated goodwill amortization                                               429          136            2          563
- -------------------------------------------------------------------------------------------------------------------------------
1992
   RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
     For doubtful receivables                                                        $95          $33          $33 (b)      $95
     Other investments and noncurrent receivables                                     59          116 (a)       28          147
     Accumulated goodwill amortization                                               317          123           11          429
- -------------------------------------------------------------------------------------------------------------------------------

     (a) Additions to reserve represent:                                            1994         1993         1992
                                                                                    ------------------------------
               Charges to profit and loss                                            $43          $36          $96
               Miscellaneous other                                                     0            7           20
                                                                                    ------------------------------
                                                                                     $43          $43         $116
                                                                                     -----------------------------

     (b) Deductions represent:
               Notes and accounts receivable written off                             $12          $11          $12
               Credits to profit and loss                                              6           22           17
               Miscellaneous other                                                     4            3            4
                                                                                    ------------------------------
                                                                                     $22          $36          $33
                                                                                    ------------------------------

       3. Exhibits---See the Exhibit Index on pages 55 and 56 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

           The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired and upon receipt of payment of an amount equal to a charge of twenty-five cents for each exhibit page, with a minimum charge of two dollars per request. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company's principal executive offices.

           The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

             3(ii) A copy of the Bylaws of The Dow Chemical Company as amended effective as of July 14, 1994.

            10(f) A copy of The Dow Chemical Company Voluntary Deferred Compensation Plan for Outside Directors, as amended effective as of July 1, 1994.

            10(o) A copy of The Dow Chemical Company 1994 Non-Employee Directors' Stock Plan.

            11      Computation of Earnings per Common Share.

            21      Subsidiaries of The Dow Chemical Company.

            23      Independent Auditors' Consent.

            27      Financial Data Schedule.

  (b)  Reports on Form 8-K.

       A Current Report on Form 8-K dated January 20, 1995 was filed with the Securities and Exchange Commission. Attached to it was the Company's press release describing the impact on the Company's 1994 earnings resulting from a special charge taken by Dow Corning Corporation for breast implant litigation and related matters.

       A Current Report on Form 8-K dated January 25, 1995 was filed with the Securities and Exchange Commission. Attached to it were two
       (2) press releases (i) describing the impact on the Company of the pending sale of the Personal Care business of DowBrands; and (ii) constituting the Company's earnings release for the fourth quarter and full year of 1994.



The following trademarks of The Dow Chemical Company appear in this report: Affinity, Aim, Aspun, Attane, Calibre, Cyclotene, D.E.H., D.E.N., D.E.R., Derakane, Dowanol, Dowex, Dowfax, Dowflake, Dowfrost, Dowlex, Dowtherm, Drytech, Engage, Ethafoam, Ethocel, Insite, Invert, Isonate, Isoplast, Liquidow, Magnum, Methocel, Opticite, Papi,
Peladow, Pellethane, Prevail, Primacor, Pulse, Sabre, Saran,
Saran Wrap, Saranex, Specflex, Spectrim, Styrofoam, Styron, Tactix,
The Enhancer, Trycite, Trymer, Tyril, Tyrin, Versene, Voranate, Voranol and Zetabon.

The following trademarks of DowBrands or an international affiliate appear in this report: Apple Pectin, Fantastik, Glass Plus, Handi-Wrap, Nucleic A, PermaSoft, Scrubbing Bubbles, Smart Scrub, Spray 'N Wash, Style, Vivid, Yes and Ziploc.

The following trademark of Dow Corning Corporation appears in this report: Syltherm.

The following trademarks of DowElanco or its affiliates appear in this report: Beam, Broadstrike, Dursban, Garlon, Lontrel, Lorsban,
Naturalyte, N-Serve, Recruit, Rubigan, Sentricon, Sonalan, Starane, Telone, Tordon, Treflan, Trimidal and Vikane.

The following trademark of FilmTec Corporation appears in this report:
FilmTec.

The following trademarks of Marion Merrell Dow Inc. or its affiliates appear in this report: Carafate, Cardizem, Cardizem CD, Cardizem
Injectable, Cardizem SR, Cepastat, Citrucel, Debrox, Gaviscon,
Gly-Oxide, Nicoderm, Nicorette, Novahistine, OsCal, Sabril, Seldane, Seldane-D and Targocid.
                                  53



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1995.

                                        THE DOW CHEMICAL COMPANY

                                        By:       R. L. Kesseler
                                        -----------------------------
                                        R. L. Kesseler
                                        Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 13th day of March, 1995 by the following persons in the capacities indicated:


         F. P. Popoff                           J. L. Downey
- ------------------------------         ------------------------------
F. P. Popoff, Director,                J. L. Downey, Director and
Chairman of the Board and              Senior Consultant
Chief Executive Officer


         E. C. Falla                            B. H. Franklin
- ------------------------------         ------------------------------
E. C. Falla, Director,                 B. H. Franklin, Director
Executive Vice President and
Chief Financial Officer


         R. L. Kesseler                         F. W. Lyons, Jr.
- ------------------------------         ------------------------------
R. L. Kesseler, Vice President         F. W. Lyons, Jr., Director
and Controller


         J. K. Barton                           W. J. Neely
- ------------------------------         ------------------------------
J. K. Barton, Director                 W. J. Neely, Director


         A. J. Butler                           H. T. Shapiro
- ------------------------------         ------------------------------
A. J. Butler, Director and             H. T. Shapiro, Director
Senior Consultant


         D. T. Buzzelli                         E. J. Sosa
- ------------------------------         ------------------------------
D. T. Buzzelli, Director and           E. J. Sosa,  Director and
Vice President                         Senior Vice President


         F. P. Corson                           W. S. Stavropoulos
- ------------------------------         ------------------------------
F. P. Corson, Director and             W. S. Stavropoulos, Director,
Vice President                         President and Chief Operating Officer


         W. D. Davis                            P. G. Stern
- ------------------------------         ------------------------------
W. D. Davis, Director                  P. G. Stern, Director


         M. L. Dow
- ------------------------------
M. L. Dow, Director

                             EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION

  3(i)  Restated Certificate of Incorporation of The Dow Chemical
        Company, incorporated by reference to Exhibit 3(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  3(ii) A copy of the Bylaws of The Dow Chemical Company, as amended effective as of July 14, 1994.

 10(a)  The Dow Chemical Company Executive Supplemental Retirement
        Plan, incorporated by reference to Exhibit 10(a) to The
        Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

 10(b) The Dow Chemical Company 1969 Award Plan (included as part of and incorporated by reference to the Prospectus contained in The Dow Chemical Company's Registration Statement on Form S-7,
        File No. 2-32525, filed April 7, 1969), as amended on August 6, 1974 (incorporated by reference to Exhibit 41 to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1974), as amended on August 9, 1979 (incorporated by reference to Exhibit 4 to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1979), as amended on October 30, 1987 (incorporated by reference to Exhibit 10(j) to The Dow Chemical Company Annual
        Report on Form 10-K for the year ended December 31, 1987).

 10(c) The Dow Chemical Company 1972 Option Plan, as amended through December 31, 1982 (included as a part of and incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 13 to The Dow Chemical Company's Registration Statement on Form S-8, File No. 2-44789, filed June 23, 1983).

 10(d) The Dow Chemical Company 1976 Option Plan, as amended through December 31, 1982 (included as a part of and incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 8 to The Dow Chemical Company's Registration Statement on Form S-8, File No. 2-55837, filed June 23, 1983).

 10(e) The Dow Chemical Company 1979 Award and Option Plan, as amended through May, 1983 (included as part of and incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 4 to The Dow Chemical Company's Registration Statement on Form S-8,
        File No. 2-64560, filed June 23, 1983), as amended April 12, 1984 (incorporated by reference to Exhibit 10(ff) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31,
        1984), as amended April 18, 1985 (incorporated by reference to
        Exhibit 10(fff) to The Dow Chemical Company Annual Report on
        Form 10-K for the year ended December 31, 1985), as amended
        October 30, 1987 (incorporated by reference to Exhibit 10(j) to
        The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1987).

 10(f) A copy of The Dow Chemical Company Voluntary Deferred Compensation Plan for Outside Directors, as amended effective as of July 1, 1994.

 10(g) The Dow Chemical Company Executive Post Retirement Life Insurance Program, incorporated by reference to Exhibit 10(g) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

 10(h) The Dow Chemical Company Outside Directors' Pension Plan, incorporated by reference to Exhibit 10(h) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

 10(i) A written description of the Management Achievement Recognition System adopted on April 8, 1987 (incorporated by reference to Exhibit 10(k) to The Dow Chemical Company Annual Report on
        Form 10-K for the year ended December 31, 1987).

                       EXHIBIT INDEX (Continued)


EXHIBIT NO.         DESCRIPTION

 10(j) The Dow Chemical Company Dividend Unit Plan, incorporated by reference to Exhibit 10(j) to The Dow Chemical Company
        Annual Report on Form 10-K for the year ended December 31, 1992.

 10(k) The Dow Chemical Company 1988 Award and Option Plan (included as part of and incorporated by reference to the Prospectus contained in The Dow Chemical Company's Registration Statement on Form S-8, File No. 33-21748, filed May 16, 1988), as amended during 1991 (incorporated by reference to Exhibit 10(k) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31,
        1991).

 10(l) The Dow Chemical Company Executive Award Plan, incorporated by reference to Exhibit 10(l) to The Dow Chemical Company
        Annual Report on Form 10-K for the year ended December 31, 1992.

 10(m) The Dow Chemical Company Executive Split Dollar Life Insurance Plan Agreement, incorporated by reference to Exhibit 10(m) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

 10(n) The Dow Chemical Company 1994 Executive Performance Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 12, 1994.

 10(o)  A copy of The Dow Chemical Company 1994 Non-Employee Directors'
        Stock Plan.

 10(p) A written description of the one-time grant of shares of the common stock of The Dow Chemical Company to nonemployee Directors, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held May 11, 1995.

 11     Computation of Earnings Per Common Share.

 21     Subsidiaries of The Dow Chemical Company.

 23     Independent Auditors' Consent.

 27     Financial Data Schedule.

