Form 10-Q
period 1995-03-31
DOW CHEMICAL CO /DE/
filed 1995-05-15
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934



              FOR THE QUARTER ENDED MARCH 31, 1995

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



Not applicable
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes __X__      No ____



                                             Outstanding at
        Class                                March 31, 1995
  -----------------------------            ------------------
  Common Stock, $2.50 par value            275,634,060 shares


                    THE DOW CHEMICAL COMPANY

                        Table of Contents


                                                                      Page
Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Income                    3

                   Consolidated Balance Sheets                          4

                   Consolidated Statements of Cash Flows                6

                   Commitments and Contingent Liabilities               7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

                   First Quarter Earnings Announcement                 10

                   Acquisitions and Divestitures                       12

                   Changes in Financial Condition                      13

                   Results of Operations

                       First Quarter 1995 vs First Quarter 1994        14

Part II - Other Information

          Item 1.  Legal Proceedings                                   19

          Item 6.  Exhibits and Reports on Form 8-K                    23

          Signature                                                    24


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                          The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

                                                                                                Three Months Ended
In millions, except for share amounts    (Unaudited)                                 Mar. 31, 1995       Mar. 31, 1994
- ------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                               $5,962              $4,541
- ------------------------------------------------------------------------------------------------------------------------
Operating Costs and Expenses       Cost of sales                                         3,574               2,989
                                   Insurance and finance company
                                      operations, pretax income                            (13)                (27)
                                   Research and development expenses                       324                 305
                                   Promotion and advertising expenses                      161                 148
                                   Selling and administrative expenses                     670                 558
                                   -------------------------------------------------------------------------------------
                                   Amortization of intangibles                              92                  41
- ------------------------------------------------------------------------------------------------------------------------
                                   Total operating costs and expenses                    4,808               4,014
- ------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         1,154                 527
- ------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)             Equity in earnings of 20%-50% owned companies            30                  34
                                   Interest expense                                       (137)               (138)
                                   Interest income and foreign exchange                     42                  (8)
                                   Net gain (loss) on investments                            0                 (18)
                                   Sundry                                                   37                  17
                                   -------------------------------------------------------------------------------------
                                   Total other income (expense)                            (28)               (113)
- ------------------------------------------------------------------------------------------------------------------------
Income before Provision for Taxes on Income and Minority Interests                       1,126                 414
- ------------------------------------------------------------------------------------------------------------------------
Provision for Taxes on Income                                                              450                 157
- ------------------------------------------------------------------------------------------------------------------------
Minority Interests' Share in Income                                                         92                  84
- ------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                 584                 173
- ------------------------------------------------------------------------------------------------------------------------
Preferred Stock Dividends                                                                    2                   2
- ------------------------------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                                              $582                $171
- ------------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding                                                        276.9               274.8
- ------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share                                                                $2.10               $0.62
- ------------------------------------------------------------------------------------------------------------------------
Common Stock Dividends Declared per Share                                                $0.65               $0.65
- ------------------------------------------------------------------------------------------------------------------------
Depreciation                                                                              $359                $307
- ------------------------------------------------------------------------------------------------------------------------
Capital Expenditures                                                                      $203                $252
- ------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

Note A:  The unaudited financial statements reflect all adjustments (consisting of normal recurring accruals)
         which, in the opinion of management, are considered necessary for a fair presentation of the results for the period covered.  Certain reclassifications of prior year amounts have been made to conform to current year presentation.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

                                                                          The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

                                                                                                Mar. 31,  Dec. 31,
In millions    (Unaudited)                                                                         1995      1994
- ------------------------------------------------------------------------------------------------------------------------
                                   Assets
- ------------------------------------------------------------------------------------------------------------------------
Current Assets                     Cash and cash equivalents                                        $632      $569
                                   Marketable securities and interest-bearing deposits               549       565
                                   Accounts and notes receivable:
                                      Trade (less allowance for doubtful receivables-
                                              1995, $106; 1994, $104)                              3,747     3,359
                                      Other                                                        1,456     1,099
                                   Inventories:
                                      Finished and work in process                                 2,257     2,079
                                      Materials and supplies                                         620       633
                                   Deferred income taxes receivable-current                          482       389
                                   -------------------------------------------------------------------------------------
                                   Total current assets                                            9,743     8,693
- ------------------------------------------------------------------------------------------------------------------------
Investments                        Capital stock at cost plus equity in accumulated
                                      earnings of 20%-50% owned companies                            940       931
                                   Other investments                                               1,632     1,529
                                   Noncurrent receivables                                            344       330
                                   -------------------------------------------------------------------------------------
                                   Total investments                                               2,916     2,790
- ------------------------------------------------------------------------------------------------------------------------
Plant Properties                   Plant properties                                               24,133    23,210
                                   Less accumulated depreciation                                  15,311    14,484
                                   -------------------------------------------------------------------------------------
                                   Net plant properties                                            8,822     8,726
- ------------------------------------------------------------------------------------------------------------------------
Other Assets                       Goodwill (net of accumulated amortization-
                                              1995, $716; 1994, $676)                              4,380     4,365
                                   Deferred income taxes receivable-noncurrent                     1,172     1,132
                                   Deferred charges and other assets                                 986       839
                                   -------------------------------------------------------------------------------------
                                   Total other assets                                              6,538     6,336
- ------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                     $28,019   $26,545
- ------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                                                                          The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets


                                                                                                Mar. 31,  Dec. 31,
In millions    (Unaudited)                                                                         1995      1994
- ------------------------------------------------------------------------------------------------------------------------
                                   Liabilities and Stockholders' Equity
- ------------------------------------------------------------------------------------------------------------------------
Current Liabilities                Notes payable                                                    $845      $741
                                   Long-term debt due within one year                                665       534
                                   Accounts payable:
                                      Trade                                                        1,696     1,928
                                      Other                                                          897       634
                                   Income taxes payable                                              986       664
                                   Deferred income taxes payable-current                              94        56
                                   Dividends payable                                                 206       202
                                   Accrued and other current liabilities                           1,963     1,859
                                   -------------------------------------------------------------------------------------
                                   Total current liabilities                                       7,352     6,618
- ------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                                     5,429     5,303
- ------------------------------------------------------------------------------------------------------------------------
Deferred Taxes and                 Deferred income taxes payable-noncurrent                          776       644
Other Liabilities                  Pension and other postretirement benefits-noncurrent            2,028     1,987
                                   Other noncurrent obligations                                    1,301     1,253
                                   -------------------------------------------------------------------------------------
                                   Total deferred taxes and other liabilities                      4,105     3,884
- ------------------------------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                                                          2,586     2,506
- ------------------------------------------------------------------------------------------------------------------------
Temporary Equity                   Preferred stock at redemption value                               133       133
                                   Less guaranteed ESOP obligation                                   111       111
                                   -------------------------------------------------------------------------------------
                                   Total temporary equity                                             22        22
- ------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity               Common stock                                                      818       818
                                   Additional paid-in capital                                        316       326
                                   Retained earnings                                               9,259     8,857
                                   Unrealized gains (losses) on investments                           14       (21)
                                   Cumulative translation adjustments                               (342)     (330)
                                   Treasury stock, at cost                                        (1,540)   (1,438)
                                   -------------------------------------------------------------------------------------
                                   Net stockholders' equity                                        8,525     8,212
- ------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                       $28,019   $26,545
- ------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                                                                          The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                Three Months Ended
In millions   (Unaudited)                                                            Mar. 31, 1995       Mar. 31, 1994
- ------------------------------------------------------------------------------------------------------------------------
Operating Activities               Income before cumulative effect of                     $584                $173
                                     accounting change
                                   Adjustments to reconcile net income to net cash
                                     provided by operating activities:
                                       Depreciation and amortization                       461                 356
                                       Provision (credit) for deferred income tax           37                 (33)
                                       Undistributed earnings of 20%-50%
                                         owned companies                                    11                 (20)
                                       Minority interests' share in income                  92                  84
                                       Net gain on sales of plant properties                (1)                (17)
                                       Net loss on foreign currency transactions             9                   8
                                   Changes in assets and liabilities that
                                     provided (used) cash:
                                       Accounts receivable                                (645)               (246)
                                       Inventories                                        (159)                 36
                                       Accounts payable                                    (23)               (102)
                                       Other assets and liabilities                        167                 202
                                   -------------------------------------------------------------------------------------
                                   Cash provided by operating activities                   533                 441
- ------------------------------------------------------------------------------------------------------------------------
Investing Activities               Purchases of plant properties                          (203)               (252)
                                   Investments in unconsolidated affiliates                 (4)                  0
                                   Purchases of consolidated companies
                                     (net of cash acquired)                                (58)                (80)
                                   Proceeds from sales of plant properties                   1                  18
                                   Purchases of investments                               (603)               (133)
                                   Proceeds from sales of investments                      663                 188
                                   Cash used in investing activities                      (204)               (259)
- ------------------------------------------------------------------------------------------------------------------------
Financing Activities               Changes in short-term notes payable                      31                 238
                                   Proceeds from issuance of long-term debt                137                  90
                                   Payments on long-term debt                              (80)                (20)
                                   Purchases of treasury stock                            (149)                 (2)
                                   Proceeds from sales of common stock                      23                  31
                                   Distributions to minority interests                     (48)                (45)
                                   Dividends paid to stockholders                         (180)               (176)
                                   -------------------------------------------------------------------------------------
                                   Cash (used in) provided by financing activities        (266)                116
- ------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                      0                   0
- ------------------------------------------------------------------------------------------------------------------------
Summary                            Increase in cash and cash equivalents                    63                 298
                                   Cash and cash equivalents at beginning of year          569                 407
                                   -------------------------------------------------------------------------------------
                                   Cash and cash equivalents at end of period             $632                $705
- ------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

COMMITMENTS AND CONTINGENT LIABILITIES

In January 1994, Dow Corning Corporation (Dow Corning), in which Dow is a 50 percent shareholder, announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on the settlement approved by Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama (the Court); litigation and claims outside of this breast implant settlement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million.

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

Various preliminary estimates of the aggregate number of plaintiffs who have indicated an intent to opt out of the settlement (the Opt Out Plaintiffs) have been made public. Dow Corning has reported that, since July 1, 1994, many former Opt Out Plaintiffs have rejoined the settlement. The Court is continuing to collect information relating to the number of Opt Out Plaintiffs. Dow Corning will continue to evaluate the nature and scope of the current or potential future claims of these Opt Out Plaintiffs. Opt Out Plaintiffs were able to rejoin the settlement until the March 1, 1995 date established by the Court. The Court has indicated that Opt Out Plaintiffs may be allowed to rejoin the settlement even after March 1, 1995, on a case-by-case basis.

The date by which Dow Corning was required to decide whether to remain as a participant in or to exercise the first of its options to withdraw from the Settlement Agreement was extended to September 9, 1994. On September 8, 1994, Dow Corning's Board of Directors approved Dow Corning's continued participation in the Settlement Agreement. Initial claims were required to be filed with the Court by September 16, 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will determine whether contributions to the settlement are sufficient to pay validated claims. On May 1, 1995, the Court stated that its initial review of a sample of the claims indicated that the total amount of current claims likely to be approved for payment would substantially exceed the amount of contributions committed to pay such claims. If contributions are not sufficient, claimants with validated claims may become Opt Out Plaintiffs during another specified period. In that event, if any defendant who is a signatory to the Settlement Agreement considers the number of new Opt Out Plaintiffs to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the Settlement Agreement. There can be no assurance that Dow Corning will not withdraw from participation in the Settlement Agreement.

On May 15, 1995, Dow Corning announced that it had voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result of this action, the Company has decided to establish a reserve for the full amount of its investment of $374 million in Dow Corning and to discontinue recording any proportional share of future equity earnings. The charge will impact the Company's second quarter of 1995 earnings by approximately $1.25 per share.

The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge above, will be zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.


COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Company is separately named as a defendant in many of the breast implant claims and lawsuits. It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25 ruling (see Legal Proceedings), it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact. Finally, it is impossible to predict the impact of Dow Corning's Chapter 11 filing on the outcome of the direct participation claims against the Company.

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

The Company has accrued $236 million at March 31, 1995, for probable environmental remediation and restoration liabilities, including $29 million for the remediation of Superfund sites. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to 50 percent higher. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

Except for the effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.

On behalf of Destec Energy, Inc. (Destec), a 77 percent owned subsidiary, the Company has guaranteed the lease payments of a Destec subsidiary which leases the Lyondell cogeneration facility near Houston, Texas. The guarantee, which is cancelable upon proper notice on any anniversary date of the guarantee, amounted to $151 million at March 31, 1995.

Destec entered into an agreement with the U.S. Department of Energy, PSI Energy Inc. (PSI), and a third party owner to design, construct, and operate a 262 megawatt syngas facility which will repower an existing PSI turbine. Destec will provide coal gasification services under a 25-year contract. Associated with the above agreement, Destec assumed a construction performance obligation of $166 million with project completion scheduled for third quarter 1995, at which time Destec will lease the plant. The lease commitments are included in Note H to the Financial Statements of the Company's Form 10-K for the year ended
December 31, 1994.

Destec contracted to design, engineer, build and operate a cogeneration facility in central Florida for a partnership in which Destec owns approximately 50 percent. Commercial operations commenced in January 1995 as planned. Destec has guaranteed $33 million to fund its equity contribution.

Destec contracted to design, engineer and build a 424 megawatt cogeneration facility in Freeport, Texas and is a 50 percent partner in Oyster Creek Limited which owns the facility. Destec has guaranteed $36 million to fund its equity contribution. The Company has agreed to purchase steam and power from the facility and estimates that its minimum annual obligation to outside parties is $20 million, increasing 3 percent annually through 2014.

COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Eli Lilly and Company (Lilly) is a 40 percent partner with the Company in DowElanco, a global agricultural products joint venture. Lilly holds a put option requiring the Company to purchase Lilly's interest in DowElanco at fair market value. Lilly notified the Company in September 1994 that it did not plan to exercise the put option at that time. No subsequent notification has been received.

A Canadian subsidiary has entered into two 20-year agreements to purchase 89 percent of the output of an ethylene plant (Plant No. 1) and 40 percent of the output of a second ethylene plant (Plant No. 2). The purchase price of the output is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the plants with a specified return on capital. Total purchases under the agreements were $252 million, $237 million and $236 million in 1994, 1993 and 1992, respectively.
The contracts related to Plants No. 1 and No. 2 expire in 1998 and 2004, respectively.

DCS Capital Corporation (the Corporation) is 100 percent owned by DCS Capital Partnership. The Corporation was organized to assist DCS Capital Partnership in raising funds to finance construction of an ethylene plant. DCS Capital Partnership is owned by Shell Canada, Union Carbide and Dow through its 100 percent owned subsidiary, Dofinco, Inc. As part of the ownership agreement, Dofinco indirectly guarantees approximately 52 percent of the debt of the Corporation. Dofinco's indirect guarantee amounted to $65 million at March 31, 1995.

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

Fixed and Determinable Portion of Obligations (in millions)
- -----------------------------------------------------------
1995                                                    $200
1996                                                     168
1997                                                     155
1998                                                     142
1999                                                      73
2000 through expiration of contracts                     197
- ------------------------------------------------------------
Total                                                   $935


In addition to the take or pay and throughput obligations, the Company had other outstanding commitments at December 31, 1994, including ship charters, purchase commitments for materials and property, and other purchases used in the normal course of business. Total purchase obligations under the agreements were $244 million. In general, such commitments were at prices not in excess of current market prices.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND  RESULTS OF OPERATIONS

FIRST QUARTER EARNINGS ANNOUNCEMENT (April 27, 1995)

Dow Sets Quarterly Sales Record And Achieves Higher Earnings

First Quarter of 1995 Highlights

   -  Sales increased 31 percent to $6.0 billion.

   -  Sales in the quarter were the highest in Dow's history.

   -  Operating income improved 119 percent to $1.2 billion.

   -  Earnings were up 239 percent to $2.10 per share.


                                             Quarter Ended March 31
(In millions, except for share amounts)        1995           1994
- -------------------------------------------------------------------
Net Sales                                    $5,962         $4,541
Operating Income                              1,154            527
Net Income*                                     582            171
Earnings Per Common Share                      2.10           0.62
- ------------------------------------------------------------------
* Available For Common Stockholders


Review of Quarterly Results

The Dow Chemical Company today announced record sales for the second consecutive quarter, surpassing the previous quarterly record by almost $500 million. The company also more than tripled its earnings in the first quarter of 1995 compared to the same period a year ago.

Sales in the first quarter were up 31 percent to $6.0 billion due to improvements in prices and volume of 17 percent and 12 percent, respectively. Operating income improved to $1.2 billion in the first quarter of 1995 compared to $527 million a year ago. Earnings for the quarter were $2.10 per share versus 62 cents per share in 1994.

First quarter earnings in 1995 reflected the impact of a $49 million or 13 cents per share Marion Merrell Dow charge related to its acquisition of Selectide Corporation. Earnings in the first quarter of 1994 included a charge of 3 cents per share due to a Marion Merrell Dow short-term investment portfolio decline. Excluding these charges, earnings were $2.23 per share in the first quarter of 1995 compared to 65 cents per share in the same period the prior year.

"Improving global economic conditions, advances in margin restoration and the benefits of reengineering the company are producing strong results," said Frank Popoff, Dow chairman and chief executive officer. "We are also pleased to see Dow's European operations resuming their traditional contribution to our earnings growth."

Chemicals and Performance Products had first quarter sales of $1.5 billion, up 45 percent versus a year ago. Operating income was $400 million, an increase of 267 percent. The stronger results were primarily attributed to improved prices for chlor-alkali products.

Plastics had sales of $2.3 billion in the first quarter of 1995, a gain of 43 percent from the same period in 1994. Operating income increased by 289 percent to $626 million. Most of the improvement in sales and operating income came from Thermoplastics, which had a 62 percent sales increase and significantly higher operating income. Thermosets and Fabricated Products had sales increases of 26 percent and 15 percent, respectively, with improved profitability.

FIRST QUARTER EARNINGS ANNOUNCEMENT (April 27, 1995) (Continued)

Hydrocarbons and Energy experienced a 41 percent sales increase to $588 million with an operating loss of $12 million compared to a loss of $1 million in the same period a year ago.

Consumer Specialties had sales of $1.6 billion in first quarter of 1995, up 9 percent versus the same period in 1994. Agricultural Products provided most of the gain as sales improved 22 percent to a record $635 million with a significant increase in profitability. Sales were up slightly for Pharmaceuticals and flat for Consumer Products. Consumer Specialties generated $222 million in operating income, a 10 percent decline from the first quarter a year ago. The decline was due to Marion Merrell Dow's charge related to the acquisition of Selectide and continued competitive pressures on Consumer Products.

"We are optimistic that the earnings recovery we are experiencing will continue," Popoff said. "The current state of the global economy and strong industry fundamentals will benefit us well into the future."

ACQUISITIONS AND DIVESTITURES

In January 1995, Marion Merrell Dow Inc. (MMDI) acquired Selectide Corporation (Selectide) for $58 million as part of MMDI's strategy to accelerate research and development.
Selectide is a leader in the fields of combinatorial chemistry and rapid screening technologies for pharmaceutical research. MMDI recorded a one-time charge of $49 million in the first quarter of 1995 for the cost of acquired research. This charge reflects the amount of the acquisition price in excess of the net identifiable assets of Selectide.



On May 3, 1995, the Company, Hoechst and Marion Merrell Dow Inc.
(MMDI) signed the agreements under which Hoechst will acquire all of MMDI for $25.75 per share or about $7.1 billion. As part of the agreements, Hoechst will acquire approximately 197 million MMDI shares owned by the Company for about $5.1 billion. Subject to government regulatory approvals, the closing is expected to take place within 90 days of the signing.

In early May 1995, various Company affiliates signed an agreement with Roussel Uclaf to sell the pharmaceutical activities in Latin America based in three countries: Brazil, Mexico and Argentina. The purchase price will be $140 million, subject to an adjustment based on the book value of net assets at closing. Unlike what the parties initially contemplated, the transaction will exclude real estate properties which will remain with the local Company affiliates. The closing is expected to take place within 90 days of the signing.

If the sales of these two pharmaceutical businesses are completed as planned, they are estimated to result in a gain for the Company in the range of 50 to 70 cents per share.



On April 6, 1995, the Company announced that it signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany. The agreement completes negotiations between the two parties for the privatization of Buna GmbH in Schkopau. Buna GmbH operates electrochemical units and derivative operations and wholly owns Saechsische Olefinwerke GmbH, which operates a steam cracker in Boehlen, and LEUNA-Polyolefine GmbH, which has polyolefin operations in Leuna.

The agreement is subject to approval of the German Finance
Ministry and the European Commission. Economic transfer of business operations to the Company will be June 1, 1995, with legal closing anticipated by December 31, 1995.

Saechsische Olefinwerke GmbH and LEUNA-Polyolefine GmbH will be merged into Buna GmbH which will be renamed BSL Olefinwerke GmbH
(BSL). On closing, the Company will take an 80 percent stake in BSL for a cost of approximately $200 million. BvS will maintain a 20 percent stake in the operations during a Restructuring Period of five years. After the Restructuring Period, the Company will have a call option and the BvS a put option for the remaining 20 percent of BSL for a cost of approximately $167 million. BvS will provide certain incentives to BSL during the Restructuring Period to cover portions of reconstruction capital, cash flow shortfalls and certain long-term structural disadvantages.

The Company intends to build several new facilities at these sites including a Dowlex linear low density polyethylene plant and polypropylene, aniline and acrylic acid plants, and to upgrade the chlorine plant at Schkopau and the steam cracker at Boehlen.
A 16-inch multi-feedstock liquid pipeline will be constructed from the port of Rostock to the Boehlen site, as will harbor facilities, terminals and pump stations. As part of the restructuring of the three sites, several facilities will be closed and demolished.
The investment plan for the sites is approximately $2.7 billion.

CHANGES IN FINANCIAL CONDITION

The following table represents current assets, current liabilities and debt at March 31, 1995 versus December 31, 1994.

                                                    Mar. 31, Dec. 31, Increase
In millions                                           1995     1994  (Decrease)
- -------------------------------------------------------------------------------
Cash and cash equivalents                             $632     $569      $63
Marketable securities and interest-bearing deposits    549      565      (16)
Accounts and notes receivable - net                  5,203    4,458      745
Inventories:
   Finished and work in process                      2,257    2,079      178
   Materials and supplies                              620      633      (13)
Deferred income taxes                                  482      389       93
- -----------------------------------------------------------------------------
  Total current assets                               9,743    8,693    1,050
- -----------------------------------------------------------------------------
  Total current liabilities                          7,352    6,618      734
- -----------------------------------------------------------------------------
     Working capital                                 2,391    2,075      316
- -----------------------------------------------------------------------------
Notes payable                                          845      741      104
Long-term debt due within one year                     665      534      131
Long-term debt                                       5,429    5,303      126
- -----------------------------------------------------------------------------
     Total debt                                     $6,939   $6,578      361
- -----------------------------------------------------------------------------

During the first three months of 1995, cash and cash equivalents increased by $63 million. Accounts and notes receivable increased by $745 million to $5.2 billion at March 31, 1995, as a result of increased sales during the first quarter. Total debt increased by $361 million, or 5.5 percent, while net debt, which equals total debt less cash, cash equivalents, marketable securities and interest-bearing deposits, increased by $314 million, or 5.8 percent. Long-term debt increased by $126 million to $5.4 billion.

Operating activities provided $533 million in cash during the first three months of 1995, up $92 million from the corresponding period a year ago. Increases in net income and depreciation and amortization expense were largely offset by additional working capital requirements. Cash used in investing activities was $204 million versus $259 million in the first three months of 1994. Cash used in financing activities was $266 million versus $116 million provided by financing activities in the first quarter of 1994. This $382 million increase in the use of cash was largely due to a reduction in cash received from short-term notes payable as well as increased purchases of treasury stock.

As discussed in the Acquisitions and Divestitures section on page 12, the Company is planning to sell its ownership interest in
Marion Merrell Dow Inc. to Hoechst and its pharmaceutical
activities in Latin America to Roussel Uclaf.  Cash proceeds that would be realized by the Company from these two transactions
would be about $5.2 billion less applicable taxes.   The Company
is contemplating several alternatives for these cash proceeds including stock repurchase and debt reduction.

At March 31, 1995 the Company had unused and available credit facilities with various United States and foreign banks totaling $2.0 billion in support of commercial paper borrowings and working capital requirements. These arrangements are supplemented by a variety of other credit facilities available for use by foreign subsidiaries.

                                                       Mar. 31,  Dec. 31,
Balance Sheet Ratios                                      1995      1994
- ------------------------------------------------------------------------
Current assets over current liabilities                  1.3:1     1.3:1
Days-sales-outstanding-in-receivables                       55        54
Days-sales-in-inventory                                     84        80
Debt as a percentage of total capitalization              38.4      38.0

RESULTS OF OPERATIONS

First Quarter 1995 vs First Quarter 1994

The following table represents geographic sales and operating income for the three months ended March 31, 1995 and 1994.
Price and volume changes are presented for sales.


                        Three Months Ended                    Percentage
                        Mar. 31,   Mar. 31, 1995 vs 1994   Change* due to
In millions                1995       1994  Dollars    %   Price   Volume
- -----------             ------------------  ------------   --------------
Geographic sales

United States           $2,777      $2,343    $434    19%     13%     5%
Europe                   1,801       1,182     619    52%     23%    24%
Rest of world            1,384       1,016     368    36%     18%    15%

  Total                 $5,962      $4,541  $1,421    31%     17%    12%


Geographic operating income

United States             $395        $339     $56    17%
Europe                     366          94     272   289%
Rest of world              393          94     299   318%

  Total                 $1,154        $527    $627   119%


The following table represents industry segment sales and operating income for the three months ended March 31, 1995 and 1994. Price and volume changes are presented for sales.

                        Three Months Ended                    Percentage
                        Mar. 31,   Mar. 31, 1995 vs 1994   Change* due to
In millions                1995       1994  Dollars    %   Price   Volume
- -----------             ------------------  ------------   --------------

Industry segment sales

Chemicals & Performance
 Products               $1,462      $1,008    $454   45 %     25%    16%
Plastic Products         2,315       1,616     699   43 %     26%    13%
Hydrocarbons &
 Energy                    588         418     170   41 %     10%    28%
Consumer Specialties     1,588       1,463     125    9 %      3%     6%
Unallocated                  9          36     (27) (75)%     nm     nm

  Total                 $5,962      $4,541  $1,421   31 %     17%    12%


Industry segment operating income

Chemicals & Performance
 Products                 $400        $109    $291  267 %
Plastic Products           626         161     465  289 %
Hydrocarbons & Energy      (12)         (1)    (11)  nm
Consumer Specialties       222         246     (24) (10)%
Unallocated                (82)         12     (94)  nm

  Total                 $1,154        $527    $627  119 %

* not intended to add
  nm - not meaningful

First Quarter 1995 vs First Quarter 1994 (Continued)

The following are selected data for the three months ended March 31, 1995 and 1994.

                                      Three Months Ended
                                      Mar. 31,   Mar. 31,   1995 vs 1994
In millions                              1995       1994    Dollars    %
- ------------------------------------------------------------------------
Cost of Sales                          $3,574     $2,989    $585     20%
 % of Sales                                60%        66%            (6) points

Research and development, promotion
 and advertising, selling and
 administrative expenses                1,155      1,011     144     14%

Operating Income                        1,154        527     627    119%
 % of Sales                                19%        12%             7 points

Equity in earnings of 20%-50%
 owned companies                           30         34      (4)   (12)%

Effective Tax Rate Percentage            40.0%      38.0%             2 points

Net Income available for
 Common Stockholders                      582        171     411    240%

Net earnings per common share           $2.10      $0.62   $1.48    239%

Operating Rate Percentage                  95%        87%             8 points


Company Summary
Total sales for the first quarter of 1995 were $6.0 billion, up 31 percent from $4.5 billion in the same period last year. The result was due to increases of 17 percent in selling prices and 12 percent in volume. Generally, the U.S. dollar weakened versus foreign currencies compared to the first quarter of 1994. This resulted in a favorable impact on sales of approximately $90 million or 2 percentage points of the increase in selling prices. Sales in the United States of $2.8 billion were higher by $434 million or 19 percent when compared to the same period a year ago as selling prices increased 13 percent. Sales in Europe of $1.8 billion increased 52 percent versus the first quarter of 1994 as volume increased 24 percent and selling prices increased 23 percent. Sales in the rest of the world were up 36 percent to $1.4 billion as selling prices increased 18 percent and volume increased 15 percent.

Operating income of $1.2 billion was up 119 percent for the quarter versus $527 million in the first quarter of 1994. Operating income in the United States increased 17 percent to $395 million. Non-U.S. operating income showed dramatic improvement. In Europe, operating income increased to $366 million versus $94 million in the first quarter last year, up 289 percent. Operating income in the rest of the world was up 318 percent to $393 million from $94 million in the same period a year ago. These results reflect the impact of higher selling prices and stronger volume in all geographic areas. The impact of the weaker dollar on operating income versus the first quarter of 1994 was not significant.

Chemicals and Performance Products
Sales of Chemicals and Performance Products were $1.5 billion, an increase of 45 percent compared to the corresponding period a year ago, as selling prices were up 25 percent and volume increased 16 percent. Operating income of $400 million increased 267 percent versus $109 million in the first quarter of 1994. Chemicals and Metals sales of $950 million were up 61 percent versus the same period a year ago. Selling prices increased 39 percent with increases strong across all geographic areas. Selling prices for caustic soda improved substantially versus last year. Selling prices for ethylene glycol, phenol, acetone and vinyl chloride monomer also showed significant improvement. The largest volume gains were in ethylene dichloride and vinyl chloride monomer due to the start-up of a new facility in Texas in mid-1994. Sales increases and volume gains generated nearly a six-fold increase in operating income for Chemicals and Metals. Sales of Performance Products were up 23 percent versus

First Quarter 1995 vs First Quarter 1994 (Continued)

the first quarter of 1994. Volume increased 16 percent and selling prices 7 percent compared to the corresponding period a year ago. Volume increased in all geographic areas with Latin America and Pacific achieving the largest gains. The selling price increase of 13 percent in Europe was the largest among the geographic areas. Operating income increased 40 percent as a result of strong contributions from numerous businesses in Performance Products.

Plastic Products
Sales of Plastic Products were $2.3 billion, an increase of 43 percent compared to the first quarter of 1994. Selling prices were up 26 percent and volume increased 13 percent versus the corresponding period a year ago. Operating income for this segment improved 289 percent to $626 million from $161 million in the first quarter of 1994, primarily as the result of price and volume increases. Thermoplastics sales were $1.3 billion, up 62 percent from a year ago. Selling prices were up 46 percent with all geographic areas contributing to the increase. Price increases were the largest in Latin America, Canada and Europe. Volume was up 11 percent with Latin America and Europe showing the most strength. Polyethylene, polystyrene and engineering thermoplastics all showed substantial increases in profitability resulting in operating income for Thermoplastics being up over 850 percent versus the first quarter of 1994. Sales of Thermosets were $762 million, up 26 percent from the corresponding 1994 period as volume increased 15 percent. Strong economies, particularly outside the United States, are driving demand for both epoxies and polyurethanes. Sales of Fabricated Products were $221 million, an increase of 15 percent compared to the $192 million recorded in the first quarter of 1994 as volume and selling prices were each up 7 percent. Styrofoam sales in North America and Europe are significantly ahead of last year. While a United States economic slowdown may dampen Styrofoam sales later this year, the gains shown by many of the European countries are expected to continue.

Hydrocarbons and Energy
Sales in the Hydrocarbons and Energy segment were $588 million, an increase of 41 percent compared to the first quarter of 1994. Volume was up 28 percent and selling prices increased 10 percent versus the same period a year ago. An operating loss of $12 million was reported for this segment in the first quarter of 1995 compared to an operating loss of $1 million for the corresponding period a year ago. The lower results are primarily due to a decline in Destec's earnings as discussed below. Purchased hydrocarbon and energy costs were up more than 9 percent, as increases in purchased ethylene and styrene far outweighed declines in natural gas liquid feedstocks. The ethylene market was moderately tight, with contract prices about $.02 per pound higher than at year-end. Styrene was tight globally with price increases posted each month during the first quarter. The start-up of a new ethylene cracker in Freeport, Texas was completed ahead of schedule and with very few problems.

Destec Energy Inc. reported lower first quarter sales and substantially lower net income compared to the first quarter of 1994. Destec's first quarter 1995 results were impacted by the expiration of major power sales agreements last year with two of Texas' largest investor-owned utilities. Destec's remaining Texas power purchase contract expired on April 30, 1995. Destec is presently in various stages of discussion with several parties, including municipal and cooperative utilities, to place some 800 megawatts of available capacity. However, no assurances can be made that new contracts can be obtained or that the revenues generated from any new contracts will replace the revenue and gross margin generated by the expired agreements.

Manufacturing Costs
Dow's global plant operating rate for its Chemicals and Plastics businesses was 95 percent, up from 87 percent in the first quarter of 1994. Manufacturing costs for these businesses, adjusted for volume, were up 4 percent compared to the same period a year ago, primarily due to higher feedstock costs and new capacity having come on-line.

Consumer Specialties
Sales for Consumer Specialties were $1.6 billion, up 9 percent versus the same period last year. Volume increased 6 percent while selling prices were up 3 percent. Operating income was $222 million, a decrease of 10 percent from $246 million in the first quarter of 1994. Operating income this quarter was adversely affected by a $49 million charge taken by Marion
Merrell Dow Inc. related to the acquisition of Selectide Corporation.

Agricultural Products sales of $635 million were up 22 percent from the first quarter of 1994. Volume increased 16 percent and selling prices were up 5 percent for the quarter. Volume was up in all geographic areas but was especially strong in Canada, Latin America and the Pacific. Volume gains were apparent across almost all product lines resulting in an operating income increase of 23 percent for Agricultural Products versus the first quarter a year ago.

First Quarter 1995 vs First Quarter 1994 (Continued)

Pharmaceutical sales of $757 million were up 1 percent from the corresponding period a year ago. Marion Merrell Dow Inc.
("MMDI") reported sales of $712 million for the first quarter of 1995, an increase of 1 percent from $708 million a year earlier.
MMDI's net income for the quarter was $75 million, down from $86 million in the first quarter of 1994. MMDI's 1995 first quarter results included the impact of a $49 million charge, representing the cost of acquired research, related to the acquisition of Selectide Corporation, a research technology company. Excluding this charge, first quarter net income would have been $124 million, a 44 percent increase from a year ago.

The Cardizem family of cardiovascular products recorded first quarter 1995 sales of $242 million, 2 percent higher than a year earlier. First quarter sales of once-a-day Cardizem CD were $200 million, up 10 percent. Sales of Cardizem tablets and Cardizem SR continued to decline amid generic competition. Sales of the Seldane (terfenadine) family of antiallergy products were $158 million for the first quarter of 1995, an increase of 8 percent from a year earlier. While Seldane has not yet experienced generic competition in the United States, MMDI cannot predict when, or if, generic competition might begin. Sales of Carafate, MMDI's antiulcer drug, were $32 million, 3 percent lower than the first quarter of 1994 as a result of competitive pressure from several newer products. Sales of Nicoderm, the leading prescription smoking cessation aid in North America, were $23 million in the first quarter, 35 percent higher than a year ago.

MMDI recorded a special charge of $180 million in the second quarter of 1993. At March 31, 1995 the special charge liability was $44 million, which reflected the remaining obligations related to MMDI's continuing plan to reduce costs and to position itself for the future.

As discussed in the Acquisitions and Divestitures section on page 12, the Company is planning to sell its ownership interest in Marion Merrell Dow Inc. to Hoechst and its pharmaceutical activities in Latin America to Roussel Uclaf. If the sales are completed as planned, it is expected that the Company will no longer include these pharmaceutical operations in its consolidated financial statements from April 1, 1995. Although the pharmaceutical businesses will no longer be consolidated, it is expected that there will be no material impact on the Company's future earnings and cash flows due to the alternatives being contemplated for the net cash proceeds from the sale. In
1994, Pharmaceuticals accounted for $3.3 billion of the Company's $20.0 billion sales total.

DowBrands sales were $196 million, the same as the first quarter of 1994. Volume and selling prices were each flat compared to a year earlier. Sales of Ziploc bags, especially the new snack bags, were very strong in the quarter. Marketing support costs in Home Food Management were up in the first quarter to counteract new product introductions by competitors, resulting in a decline in operating income. Progress continues on the new liquid cleaners plant in Ohio. One of the older facilities has been shut down, with the second facility scheduled for shutdown in late 1995. Cost savings are expected to be realized in 1996 from the new Ohio plant. However, DowBrands continues to incur additional costs during this transition period.

Unallocated
In the first quarter of 1995, an operating loss of $82 million was reported for this segment compared to operating income of $12 million in the first quarter of 1994. Employee severance costs and lower earnings from the consolidated insurance and finance subsidiaries were the primary causes of the operating loss this year.

Other Income (Expense)
Equity in earnings of 20%-50% owned companies decreased $4 million compared to the corresponding period a year ago. The decrease is primarily due to the Company having divested its equity interest in Magma Power Company as a result of the merger agreement between Magma and California Energy Company, Inc.

Net financial expenses, which are the total of interest expense, interest income and foreign exchange, decreased to $95 million this quarter from $146 million recorded in the first quarter of 1994. Net financial expenses in the first quarter of 1994 were adversely impacted by losses incurred by trading and hedging activities which did not anticipate the increase in long-term European interest rates.

Provision for Taxes on Income
The effective tax rate for the first quarter was 40.0 percent as compared to an effective tax rate of 38.0 percent in the first quarter of 1994. The increase this quarter was due largely to the charge taken by MMDI related to the acquisition of Selectide Corporation.

First Quarter 1995 vs First Quarter 1994 (Continued)

Net Income Available for Common Stockholders
The first quarter's net income available for common stockholders was $582 million or $2.10 per share. This compares with net income for the corresponding period last year of $171 million or $0.62 per share. This 240 percent increase reflects improved operating results, primarily in the Company's chemicals and plastics businesses.

Expectations for the Remainder of 1995
As was expected, Europe is in the midst of a strong recovery. In the first quarter of 1995 volume was up 24 percent versus the first quarter of 1994 and 11 percent versus the fourth quarter of 1994. Demand is strong in most countries, driven by export sales and supported by growing local demand. These strong fundamentals in Europe are expected to continue through 1995 and beyond. The Pacific area is expected to remain strong for at least the balance of 1995. Volume in the United States is expected to continue at current levels for at least the balance of the first half of 1995. While certain economic indicators point to the start of a slowdown, the Company is currently showing little evidence of it in its businesses.

Fundamentals in the chemicals and thermoplastics businesses are strong, with many products in a balanced to tight position. Ethylene is expected to remain relatively tight through mid-1995. If demand in the United States slows later this year, some softness in ethylene and its derivatives is expected in the second half of 1995. However, because little new capacity is scheduled for 1996, it is expected that average demand growth will result in renewed tightness for the ethylene chain in the second half of 1996.

Industrial Specialties is expected to continue to improve as global economies provide opportunities for growth. Significantly lower structural costs in latex and Thermosets will leverage the price improvements provided by strong industry fundamentals.

Agricultural Products is expected to have another record year with gains in all geographic areas and most product lines. As discussed in the Acquisitions and Divestitures section on page 12, the Company is planning to sell its ownership interest in Marion Merrell Dow Inc. to Hoechst and its pharmaceutical activities in Latin America to Roussel Uclaf. If the sales are completed as planned, it is expected that the Company will no longer include these pharmaceutical operations in its consolidated financial statements from April 1, 1995. DowBrands continues to face competitive challenges, but is expected to maintain a leadership position in its key brands. Earnings contributions from DowBrands are expected to improve as their cost reduction initiatives are implemented.

General
In early May, the Board of Directors announced a quarterly dividend of 75 cents per share, payable July 28, 1995, to stockholders of record June 30, 1995. This dividend level reflects a quarterly increase of 10 cents per share. This will be the 334th consecutive quarterly dividend since 1912. Dow has maintained or increased the dividend throughout that time.

Subsequent Event
On May 15, 1995, the Company made the following announcement related to its investment in Dow Corning Corporation:

DOW CORNING ACTION TO RESULT IN CHARGE
AGAINST EARNINGS FOR DOW CHEMICAL

Dow Corning Corporation today announced that it has voluntarily filed for protection under Chapter 11 of the United States
Bankruptcy Code with the United States Bankruptcy Court in Bay
City, Michigan.

As a result of this action, The Dow Chemical Company, a 50 percent shareholder in Dow Corning, has decided to establish a reserve for the full amount of its investment of $374 million and to discontinue recording any proportional share of future equity earnings. The charge will impact Dow Chemical's second quarter of 1995 earnings by approximately $1.25 per share.

"As one of two shareholders in Dow Corning, it is our understanding that this was the only viable alternative under today's existing tort system to resolve the thousands of breast implant lawsuits pending against Dow Corning," said Enrique C. Falla, Dow Chemical, executive vice president. "We are disappointed that Dow Corning was required to take this action despite substantial research that has not shown a link between breast implants and the diseases alleged in lawsuits."

                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

It is impossible to predict the outcome of each of the above described legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote, except as described below.

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

Breast Implant Matters (Continued)

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

On April 1, 1994, the U.S. District Court for the Northern District of Alabama (the "Court") preliminarily approved the Settlement Agreement. A Court-supervised fairness review process of the Settlement Agreement was completed on August 22, 1994.
The Settlement Agreement received final approval by the Court on September 1, 1994. The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit primarily by certain providers of health care indemnity payments or services and by certain foreign claimants.

Various preliminary estimates of the aggregate number of plaintiffs who have indicated an intent to opt out of the settlement (the "Opt Out Plaintiffs") have been made public. Dow Corning has reported that since July 1, 1994, many initial Opt Out Plaintiffs with claims against Dow Corning have rejoined the settlement. The Court is continuing to collect information relating to the number of Opt Out Plaintiffs. Dow Corning will continue to evaluate the nature and scope of the current or potential future claims of these Opt Out Plaintiffs. Opt Out Plaintiffs were able to rejoin the settlement until the March 1, 1995 date established by the Court. The Court has indicated that Opt Out Plaintiffs may be allowed to rejoin the settlement even after March 1, 1995, on a case-by-case basis.

The date by which Dow Corning was required to decide whether to remain as a participant in or to exercise the first of its options to withdraw from the Settlement Agreement was extended to
September 9, 1994.  On   September 8, 1994, Dow Corning's Board
of Directors approved Dow Corning's continued participation in the Settlement Agreement. Initial claims were required to be filed with the Court by September 16, 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will determine whether contributions to the settlement are sufficient to pay validated claims. On May 1, 1995, the Court stated that its initial review of a sample of the claims indicated that the total amount of current claims likely to be approved for payment would substantially exceed the amount of contributions committed to pay such claims. If contributions are not sufficient, claimants with validated claims may become Opt Out Plaintiffs during another specified period. In that event, if any defendant who is a Funding Participant considers the number of new Opt Out Plaintiffs to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the Settlement Agreement. There can be no assurance that Dow Corning will not withdraw from participation in the Settlement Agreement.

On May 15, 1995, Dow Corning announced that it had voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code (with the United States Bankruptcy Court in Bay City, Michigan). As a result of this action, the Company has decided to establish a reserve for the full amount of its investment of $374 million in Dow Corning and to discontinue recording any proportional share of future equity earnings. The charge will impact the Company's second quarter of 1995 earnings by approximately $1.25 per share.

Breast Implant Matters (Continued)

The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge above, will be zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.

The Company is separately named as a defendant in 12,774 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy and negligence.

Federal District Court Judge Sam C. Pointer, Jr. has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. As of April 27, 1995, the Company was a defendant in 4,897 of such cases. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, however, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.

In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business.
However, Judge Pointer stated that under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a shareholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, corporate conspiracy, concert of action, aiding and abetting, fraud and fraudulent concealment. The Company intends to file a motion asking Judge Pointer to reconsider his decision. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with its insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.

After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in 3,934 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and 116 actions in Pennsylvania were dismissed. The California ruling has been appealed. The other rulings are not final decisions and are subject to reconsideration by the trial courts. The Company expects that motions to reconsider will be filed in those states as a result of Judge Pointer's April 25 decision. In addition, the Company remains a defendant in 3,827 breast implant product liability cases brought in state courts and continues to be named as a defendant as cases are filed in various courts. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the product liability cases pending in state courts.

The Company is also a defendant in five federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. The Company has asked Judge Magnuson to enter a final judgment in its favor based on his ruling. Plaintiffs are likely to ask Judge Magnuson to reconsider his ruling in light of Judge Pointer's ruling.
                                                    21


Breast Implant Matters (Continued)

On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's shareholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in 2,355 cases pending in Harris County litigation. In those cases (and in cases pending in other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries caused by its product. In certain other jurisdictions, the Company has also filed similar cross-claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County actions.

The first of the Harris County cases went to trial in November 1994, and the jury returned a verdict on February 15, 1995.
At the conclusion of the evidence, plaintiffs voluntarily withdrew their fraud and Deceptive Trade Practices Act claims against the Company. The jury reached a verdict exonerating the Company from all liability with respect to one plaintiff. As to the second plaintiff, the jury found for the Company on plaintiffs' conspiracy, concert of action and negligence counts. The jury also found the Company jointly and severally liable with Dow Corning in the amount of $5.23 million for having given Dow Corning "substantial encouragement or assistance" in marketing breast implants that had not been first adequately tested. The jury allocated the Company's responsibility for plaintiffs' damages at 20%. After the trial, Judge Schneider entered judgment against Dow Corning on the jury's verdict, but granted the Company's motion to disregard the one jury finding against the Company and entered judgment in favor of the Company. Thus, as it now stands, the Company has no responsibility for any portion of the jury verdict in this case. Plaintiffs have asked Judge Schneider to vacate the judgments and to order a new trial in both cases. Plaintiffs have also asked that the Company be severed from the cases to allow plaintiffs to pursue separate trials against the Company and Dow Corning.

In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in 119 cases pending in Dallas County litigation. It is impossible to predict the outcome or to estimate the cost to the Company of resolving these actions.

It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact. Finally, it is impossible to predict the impact of Dow Corning's Chapter 11 filing on the outcome of the direct participation claims against the Company.

Transaction with Hoechst A.G.

Between February 28 and April 7, 1995, following an announcement of discussions between the Company and Hoechst A.G. and its affiliates ("Hoechst") regarding the possible acquisition by Hoechst of Marion Merrell Dow Inc. ("MMD") for $25.75 per share and of the Company's Latin American pharmaceuticals business for $200 million, eleven class action complaints were filed in the Delaware Chancery Court for New Castle County against MMD, its directors (certain of whom are also the Company's directors) and the Company. Hoechst is also a defendant in one of those lawsuits. In general, the complaints allege that the Company violated its fiduciary duties to MMD's shareholders by failing to maximize the purchase price of MMD's shares in negotiating the transactions. Plaintiffs seek class certification, injunctive relief, compensation for an unspecified amount of losses and damages, and, in some cases, to have the Company ordered to evaluate alternatives, ensure no conflicts of interest, and appoint an independent special committee or shareholder committee to review all offers. It is impossible to predict the outcome or to estimate the cost to the Company of resolving these legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote.

Environmental Matters

DowElanco, a general partnership 60% owned by the Company, received a letter dated November 30, 1994 from the U.S. Environmental Protection Agency (the "EPA") regarding incident reporting under Section 6(a)(2) of the Federal Insecticide, Fungicide and Rodenticide Act. In that regard, DowElanco entered into a consent agreement with the EPA on May 1, 1995 and has agreed to pay $732,000 in civil fines.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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





The following trademarks of The Dow Chemical Company appear in this report: Dowlex and Styrofoam.

The following trademarks of Marion Merrell Dow Inc. or its subsidiaries appear in this report: Carafate, Cardizem, Cardizem
CD, Nicoderm, and Seldane.

The following trademark of DowBrands or its subsidiaries appears in this report: Ziploc.

                            SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    THE DOW CHEMICAL COMPANY
                           Registrant




Date:    May 15, 1995
- ---------------------





                                             Roger L. Kesseler
                                           ---------------------
                                             Roger L. Kesseler
                                        Vice President & Controller
                                         (Chief Accounting Officer)


