Form 10-Q
period 1995-06-30
DOW CHEMICAL CO /DE/
filed 1995-08-11
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934



               FOR THE QUARTER ENDED JUNE 30, 1995

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

          Indicate by check mark whether the registrant (1) has
          filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
          (2) has been subject to such filing requirements for the past
          90 days.    Yes X        No



                                             Outstanding at
        Class                                June 30, 1995
  -----------------------------              ------------------
  Common Stock, $2.50 par value              268,971,121 shares


                    THE DOW CHEMICAL COMPANY

                        Table of Contents


                                                                        Page

Part I -  Financial Information

     Item 1.Financial Statements

            Consolidated Statements of Income

            Consolidated Balance Sheets

            Consolidated Statements of Cash Flows

            Commitments and Contingent Liabilities

     Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Second Quarter Earnings Announcement

            Acquisitions and Divestitures

            Changes in Financial Condition

            Results of Operations

               Second Quarter 1995 vs Second Quarter 1994

               First Six Months 1995 vs First Six Months 1994

Part II - Other Information

     Item 1. Legal Proceedings

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits and Reports on Form 8-K

     Signature


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                                The Dow Chemical Company and Subsidiar
Consolidated Statements of Income
                                                                                Three Months End     Six Months Ended
                                                                            June 30,  June 30,  June 30,  June 30,
In millions, except for share amounts     (Unaudited)                           1995      1994      1995      1994

Net Sales                                                                     $5,517    $4,126   $10,722    $7,914

Operating Costs and Expenses       Cost of sales                               3,571     2,978     6,897     5,713
                                   Insurance and finance company
                                      operations, pretax income                   (9)      (14)      (22)      (41)
                                   Research and development expenses             193       190       406       386
                                   Promotion and advertising expenses            109       113       226       208
                                   Selling and administrative expenses           437       391       913       759
                                   Amortization of intangibles                     9        10        20        20

                                   Total operating costs and expenses          4,310     3,668     8,440     7,045

Operating Income                                                               1,207       458     2,282       869

Other Income (Expense)             Equity in earnings of 20%-50%
                                      owned companies (Note B)                    15        32        40        58
                                   Interest expense                              (98)     (113)     (199)     (208)
                                   Interest income and foreign exchange           35        50        73        40
                                   Net loss on investments (Note B)             (330)        0      (330)        0
                                   Sundry                                          3        30        14        33

                                   Total other income (expense)                 (375)       (1)     (402)      (77)

Income before Provision for Taxes on Income and Minority Interests               832       457     1,880       792
Provision for Taxes on Income                                                    420       174       834       306
Minority Interests' Share in Income                                               77        76       145       136
Preferred Stock Dividends                                                          1         1         3         3
Income from Continuing Operations                                               $334      $206      $898      $347
Discontinued Operations            Income from pharmaceutical business, net
(Note C):                             of taxes on income                           0        44        18        74
                                   Gain on sale of pharmaceutical business,
                                      net of taxes on income                     169         0       169         0
Net Income Available for Common Stockholders                                    $503      $250    $1,085      $421
Average Common Shares Outstanding                                              273.5     275.9     275.2     275.3
Earnings per Common Share from Continuing Operations                           $1.22     $0.75     $3.26     $1.26
Earnings per Common Share                                                      $1.84     $0.91     $3.94     $1.53
Common Stock Dividends Declared per Share                                      $0.75     $0.65     $1.40     $1.30
Depreciation                                                                    $309      $307      $668      $614
Capital Expenditures (Note D)                                                   $575      $271      $778      $523

See Notes to Financial Statements.

Note A:  The unaudited interim financial statements reflect all adjustments
         (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation.
         These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

Note B: On May 15, 1995, Dow Corning Corporation announced that it had filed for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in Bay City, Michigan. The
         Company is a 50 percent shareholder in Dow Corning Corporation.  The
         Company's investment in Dow Corning was $374 million at March 31, 1995.

         Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method for its contribution to a breast implant global settlement. The change in the method of accounting from a present value or discounted basis, to an undiscounted basis, resulted from uncertainties arising from Dow
         Corning's filing for protection under Chapter 11.

         As a result of Dow Corning's Chapter 11 filing and its 1995 second quarter loss, the Company has recognized a pretax charge against income of $330 million, has fully reserved its net investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11. The charge impacted the Company's second quarter of 1995 earnings by $1.24 per share.

Note C:  On June 28, 1995, the Company completed the sale of its approximately
         197 million shares of Marion Merrell Dow to Hoechst for about $5.1 billion or $25.75 per share. In addition, subsidiaries of the Company have completed the sale of the Company's Latin American pharmaceutical business based in Argentina, Brazil and Mexico to Roussel Uclaf S.A.
         for about $133 million. These two transactions, net of taxes on income of $382 million, increased the Company's second quarter of 1995 earnings by approximately $169 million or 62 cents per share.

         The Company's consolidated statements of income and cash flows have been restated to reflect the pharmaceutical business as a discounted operation. Net sales attributable to the pharmaceutical business for the three months ended March 31, 1994, June 30, 1994, and March 31,
         1995, were $753, $808 and $757 million, respectively. Taxes on income from the pharmaceutical business for the three months ended March 31, 1994, June 30, 1994, and March 31, 1995, were $25, $33 and $36 million, respectively.

Note D: Capital expenditures for the second quarter of 1995 increased $304 million compared to the second quarter of 1994 as a result of the Company investing $318 million in acquiring assets formerly leased.


                                                                                The Dow Chemical Company and Subsidiar

Consolidated Balance Sheets
                                                                                                June 30,  Dec. 31,
In millions     (Unaudited)                                                                         1995      1994

                                   Assets

Current Assets                     Cash and cash equivalents                                      $4,751      $569
                                   Marketable securities and interest-bearing deposits               522       565
                                   Accounts and notes receivable:
                                      Trade (less allowance for doubtful receivables-
                                              1995, $53; 1994, $104)                               3,145     3,359
                                      Other                                                        1,504     1,099
                                   Inventories:
                                      Finished and work in process                                 2,004     2,079
                                      Materials and supplies                                         602       633
                                   Deferred income taxes receivable-current                          400       389

                                   Total current assets                                           12,928     8,693

Investments                        Capital stock at cost plus equity in accumulated
                                      earnings of 20%-50% owned companies                            548       931
                                   Other investments                                               1,448     1,529
                                   Noncurrent receivables                                            254       330

                                   Total investments                                               2,250     2,790

Plant Properties                   Plant properties                                               23,271    23,210
                                   Less accumulated depreciation                                  14,884    14,484

                                   Net plant properties                                            8,387     8,726

Other Assets                       Goodwill (net of accumulated amortization-
                                              1995, $170; 1994, $676)                                678     4,365
                                   Deferred income taxes receivable-noncurrent                       956     1,132

                                   Deferred charges and other assets                                 770       839

                                   Total other assets                                              2,404     6,336

Total Assets                                                                                     $25,969   $26,545

See Notes to Financial Statements.


                                                                        The Dow Chemical Company and Subsidiar
Consolidated Balance Sheets
                                                                                                June 30,  Dec. 31,
In millions     (Unaudited)                                                                         1995      1994

                                   Liabilities and Stockholders' Equity

Current Liabilities                Notes payable                                                    $848      $741
                                   Long-term debt due within one year                                593       534
                                   Accounts payable:
                                      Trade                                                        1,470     1,928
                                      Other                                                          827       634
                                   Income taxes payable                                            1,125       664
                                   Deferred income taxes payable-current                              94        56
                                   Dividends payable                                                 206       202
                                   Accrued and other current liabilities                           1,652     1,859

                                   Total current liabilities                                       6,815     6,618

Long-Term Debt                                                                                     5,184     5,303

Deferred Taxes and                 Deferred income taxes payable-noncurrent                          697       644
Other Liabilities                  Pension and other postretirement benefits-noncurrent            1,938     1,987
                                   Other noncurrent obligations                                    1,109     1,253

                                   Total deferred taxes and other liabilities                      3,744     3,884

Minority Interest in Subsidiary Companies                                                          1,852     2,506

Temporary Equity                   Temporary equity-other                                            309         0
                                   ESOP held preferred stock at redemption value                     132       133
                                   Guaranteed ESOP obligation                                       (111)     (111)

                                   Total temporary equity                                            330        22

Stockholders' Equity               Common stock                                                      818       818
                                   Additional paid-in capital                                        289       326
                                   Retained earnings                                               9,559     8,857
                                   Unrealized gains (losses) on investments                           46       (21)
                                   Cumulative translation adjustments                               (348)     (330)
                                   Treasury stock, at cost                                        (2,320)   (1,438)

                                   Net stockholders' equity                                        8,044     8,212

                                   Total liabilities and stockholders' equity                    $25,969   $26,545

See Notes to Financial Statements.


                                                                                The Dow Chemical Company and Subsidiary

Consolidated Statements of Cash Flows
                                                                                                Six Months Ended
In millions     (Unaudited)                                                           June 30, 1995       June 30, 199

Operating Activities               Income from continuing operations                      $898                $347
                                   Adjustments to reconcile net income to net cash
                                     provided by operating activities:
                                       Depreciation and amortization                       679                 618
                                       Provision (credit) for deferred income tax           60                 (14)
                                       Undistributed earnings of 20%-50%
                                         owned companies                                   (14)                (55)
                                       Minority interests' share in income                 145                 134
                                       Net loss on investments                             330                   0
                                       Net gain on sales of sundry investments             (53)                  0
                                       Net gain on sales of plant properties               (12)                (16)
                                       Other                                                22                  (6)
                                   Changes in assets and liabilities that
                                     provided (used) cash:
                                       Accounts receivable                                (765)                 30
                                       Inventories                                        (225)                (78)
                                       Accounts payable                                    (20)                (27)
                                       Other assets and liabilities                        227                 (34)
                                   Operating activities related to discontinued operat      84                 245

                                   Cash provided by operating activities                 1,356               1,144

Investing Activities               Purchases of plant properties                          (770)               (504)
                                   Proceeds from sales of plant properties                  20                  21
                                   Investments in unconsolidated affiliates                 (5)                (20)
                                   Proceeds from sale of pharmaceutical business
                                     (net of cash divested)                              5,060                   0
                                   Purchases of investments                             (1,644)               (782)
                                   Proceeds from sales of investments                    1,285                 783
                                   Investing activities related to discontinued operat     (28)                (63)

                                   Cash used in investing activities                     3,918                (565)

Financing Activities               Changes in short-term notes payable                      88                 202
                                   Payments on long-term debt                             (262)                (81)
                                   Proceeds from issuance of long-term debt                100                  27
                                   Purchases of treasury stock                            (693)                 (2)
                                   Proceeds from sales of common stock                      72                  64
                                   Distributions to minority interests                     (51)                (49)
                                   Dividends paid to stockholders                         (363)               (359)
                                   Financing activities related to discontinued operat      17                  44

                                   Cash used by financing activities                    (1,092)               (154)

Effect of Exchange Rate Changes on Cash                                                      0                   0

Summary                            Increase in cash and cash equivalents                 4,182                 425
                                   Cash and cash equivalents at beginning of year          569                 407

                                   Cash and cash equivalents at end of period           $4,751                $832

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

Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code on May 15, 1995. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company has recognized a pretax charge against income of $330 million, has fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.

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

The date by which Dow Corning was required to decide whether to remain as a participant in or to exercise the first of its options to withdraw from the Settlement Agreement was extended to
September 9, 1994.  On    September 8, 1994, Dow Corning's Board
of Directors approved Dow Corning's continued participation in the Settlement Agreement. Initial claims were required to be filed with the Court by September 16, 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will determine whether contributions to the settlement are sufficient to pay validated claims. On May 1, 1995, the Court stated that its initial review of a sample of the claims indicated that the total amount of current claims likely to be approved for payment would substantially exceed the amount of contributions committed to pay such claims. If contributions are not sufficient, claimants with validated claims may choose to become Opt Out Plaintiffs during another specified period. In that event, if any defendant who is a signatory to the Settlement Agreement considers the number of new Opt Out Plaintiffs to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the Settlement Agreement. Although it has been reported that settlement discussions are continuing, there can be no assurance that Dow Corning will not withdraw from participation in the Settlement Agreement.

COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.

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

The Company has accrued $223 million at June 30, 1995, for probable environmental remediation and restoration liabilities, including $29 million for the remediation of Superfund sites. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to 50 percent higher. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.

On behalf of Destec Energy, Inc. (Destec), a 77 percent owned subsidiary, the Company has guaranteed the lease payments of a Destec subsidiary which leases the Lyondell cogeneration facility near Houston, Texas. The guarantee, which is cancelable upon proper notice on any anniversary date of the guarantee, amounted to $150 million at June 30, 1995.

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

Destec contracted to design, engineer, build and operate a cogeneration facility in central Florida for a partnership in which Destec owns approximately 50 percent. Commercial operations commenced in January 1995 as planned. Destec has guaranteed $33 million to fund its equity contribution. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Destec contracted to design, engineer and build a 424 megawatt cogeneration facility in Freeport, Texas and is a 50 percent partner in Oyster Creek Limited which owns the facility. Destec has guaranteed $36 million to fund its equity contribution. The Company has agreed to purchase steam and power from the facility and estimates that its minimum annual obligation to outside parties is $20 million, increasing 3 percent annually through 2014.

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

DCS Capital Corporation (the Corporation) is 100 percent owned by DCS Capital Partnership. The Corporation was organized to assist DCS Capital Partnership in raising funds to finance construction of an ethylene plant. DCS Capital Partnership is owned by Shell Canada, Union Carbide and Dow through its 100 percent owned subsidiary, Dofinco, Inc. As part of the ownership agreement, Dofinco indirectly guarantees approximately 52 percent of the debt of the Corporation. Dofinco's indirect guarantee amounted to $64 million at June 30, 1995.

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

Fixed and Determinable Portion of Obligations (in millions)

1995                                  $200
1996                                   168
1997                                   155
1998                                   142
1999                                    73
2000 through expiration of contracts   197
Total                                 $935

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND  RESULTS OF OPERATIONS

SECOND QUARTER EARNINGS ANNOUNCEMENT (July 27, 1995)

Dow Earnings, Excluding Dow Corning Charge and Gain on
Pharmaceutical Sale, Tripled To $2.46

Second Quarter of 1995 Highlights

   -  Sales were up 34 percent to $5.5 billion.

   -  Operating income increased by $749 million to $1.2 billion.

   - Earnings more than tripled to $2.46 per share, excluding a Dow Corning related charge of $1.24, and a gain of 62 cents on the divestment of the pharmaceutical business.


                                        Three Months Ended    Six Months Ended
                                             June 30               June 30
(In millions, except for share amounts)  1995       1994       1995       1994

Net Sales                              $5,517      $4126    $10,722     $7,914
Operating Income                        1,207        458      2,282        869
Income from Continuing Operations         334**      206        898        347
Net Income *                              503        250      1,085        421
Earnings per Common Share from
  Continuing Operations                  1.22**     0.75       3.26       1.26
Earnings Per Common Share                1.84       0.91       3.94       1.53

 *Available for Common Stockholders
**Includes impact of a Dow Corning related pretax charge of $330 million or $1.24 per share.

Note: Results for 1994 and first quarter 1995 have been restated to show Dow's pharmaceutical business as a discontinued operation after its sale in second quarter of 1995.

Review of Quarterly Results

The Dow Chemical Company today announced sales of $5.5 billion in the second quarter of 1995, up 34 percent versus the same period in 1994, reflecting a volume gain of 9 percent and a price increase of 23 percent. Operating income was $1.2 billion, almost tripling from $458 million in the second quarter of 1994. Results from second quarter 1994 have been restated to reflect the sale of Dow's pharmaceutical business in 1995.

Income from continuing operations, it is important to note, excludes the gain on the sale of the pharmaceutical business, as well as earnings from that business in prior periods. Income from continuing operations of $672 million was reduced to $334 million as a result of a pretax charge of $330 million related to Dow Corning's filing for protection under Chapter 11 of the United States Bankruptcy Code. Dow, a 50 percent shareholder in Dow Corning, has fully reserved its net investment in that company and will not record any proportional share of future equity earnings from Dow Corning. Excluding this charge, second quarter of 1995 earnings from continuing operations more than tripled to $2.46 per share, compared to 75 cents per share for the same period last year.

Net income available to common shareholders was $503 million, or $1.84 per share. This included an after tax gain on the sale of Dow's pharmaceutical business of 62 cents per share, as well as the Dow Corning charge of $1.24 per share.

Chemicals and Performance Products had strong second quarter sales of $1.5 billion, up 47 percent versus a year ago.
Operating income was $425 million, an increase of 338 percent from the second quarter of 1994. Improved prices for chlor-alkali products contributed to these strong results. Performance Products set a quarterly record for sales and profitability.

SECOND QUARTER EARNINGS ANNOUNCEMENT (July 27, 1995) (Continued)

Plastics had sales of $2.4 billion in the second quarter of 1995, up 37 percent compared to the same period in 1994. Operating income increased by 188 percent to $712 million. An improved pricing environment versus the second quarter of last year contributed to the strong performance of the plastics segment. Thermoplastics, Thermosets and Fabricated Products each posted record sales and profits for the quarter.

Hydrocarbons and Energy experienced a 37 percent sales increase to $697 million with an operating loss of $21 million versus a gain of $27 million in the same period in 1994. The decline in operating income was due in large part to the expiration of two major power contracts for Destec Energy Inc.

Consumer Specialties had $816 million in sales, an increase of 8 percent versus the same period a year ago. The 1994 results have been restated to reflect the sale of Dow's pharmaceutical business. Operating income increased to $152 million from $144 million in the second quarter of 1994, reflecting continued strength in Agricultural Products, as well as restructuring efforts in Consumer Products.

"We are very pleased with our second quarter results. Our businesses are strong. We experienced a significant turnaround in sales and profits in Europe, while the United States showed excellent performance in the quarter," said Enrique C. Falla, Dow executive vice president.

"As we approach the second half of 1995, we are anticipating continued improvements over last year. While there is softening in some markets, reflecting inventory adjustments, Dow will continue to enjoy strong results for the year as we remain focused on our strategy for value growth and our commitment to cost reduction."

ACQUISITIONS AND DIVESTITURES

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

The agreement is subject to approval of the German Finance
Ministry and the European Commission. Economic transfer of business operations to the Company occurred June 1, 1995, with legal closing anticipated by
December 31, 1995.

Saechsische Olefinwerke GmbH and LEUNA-Polyolefine GmbH have been merged into Buna GmbH which will be renamed BSL Olefinwerke GmbH
(BSL). On closing, the Company will take an 80 percent stake in BSL for a cost of approximately $200 million. BvS will maintain a 20 percent stake in the operations during a Restructuring Period of five years. After the Restructuring Period, the Company will have a call option and the BvS a put option for the remaining 20 percent of BSL for a cost of approximately $167 million. BvS will provide certain incentives to BSL during the Restructuring Period to cover portions of reconstruction capital, cash flow shortfalls and certain long-term structural disadvantages.

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



On June 28, 1995, the Company completed the sale of its approximately 197 million shares of Marion Merrell Dow to Hoechst for about $5.1 billion or $25.75 per share. In addition, subsidiaries of the Company have completed the sale of the Company's Latin American pharmaceutical business based in Argentina, Brazil and Mexico to Roussel Uclaf S.A. for about $133 million. These two transactions, net of taxes on income of $382 million, increased the Company's second quarter of 1995 earnings by approximately $169 million or 62 cents per share.

CHANGES IN FINANCIAL CONDITION

The following table represents current assets, current liabilities and debt at June 30, 1995 versus
December 31, 1994. The Company's pharmaceutical business was sold on June 28, 1995. The Company's consolidated balance sheet at December 31, 1994 has not been restated for the disposal of this business.

                                            June 30,     Dec. 31,   Increase
In millions                                    1995         1994   (Decrease)
Cash and cash equivalents                    $4,751         $569     $4,182
Marketable securities and
 interest-bearing deposits                      522          565        (43)
Accounts and notes receivable - net           4,649        4,458        191
Inventories:
   Finished and work in process               2,004        2,079        (75)
   Materials and supplies                       602          633        (31)
Deferred income taxes                           400          389         11
  Total current assets                       12,928        8,693      4,235
  Total current liabilities                   6,815        6,618        197
     Working capital                          6,113        2,075      4,038
Notes payable                                   848          741        107
Long-term debt due within one year              593          534         59
Long-term debt                                5,184        5,303       (119)
     Total debt                              $6,625       $6,578         47

During the first six months of 1995, cash and cash equivalents increased by $4.2 billion, primarily as a result of the proceeds received from the sale of the Company's pharmaceutical business on June 28. Total debt of $6.6 billion increased 1 percent compared to December 31, 1994, while net debt, which equals total debt less cash, cash equivalents, marketable securities and interest-bearing deposits, decreased from $5.4 billion to $1.4 billion at
June 30, 1995. Long-term debt decreased by $119 million to $5.2 billion.

The Consolidated Statements of Cash Flows have been restated to reflect the pharmaceutical business as a discontinued operation. Operating activities provided $1.4 billion in cash during the first six months of 1995, up $212 million from the corresponding period a year ago. Increased income from continuing operations, particularly when excluding a Dow Corning related noncash pretax charge of $330 million, was largely offset by additional working capital requirements. Accounts receivable increased primarily due to the Company's increased sales versus a year ago. As a result of the net cash proceeds from the sale of the pharmaceutical business, cash provided by investing activities was $3.9 billion this year versus cash used in investing activities of $565 million in the first six months of 1994. Purchases of plant properties of $770 million increased $266 million from the corresponding 1994 period, as a result of the Company investing $318 million in acquiring assets formerly leased. Cash used in financing activities was $1.1 billion versus $154 million in the first six months of 1994. This increase in the use of cash was largely due to increased purchases of treasury stock.

The Company is contemplating several alternatives for the cash proceeds realized from the sale of the pharmaceutical business including stock repurchase and debt reduction. On July 13, 1995, the Company announced that it will purchase 25 million shares of its own stock, which will be bought over a period of time on the open market or in private transactions. The Company has purchased 9.7 million shares during the first half of 1995 under a previously authorized program. At June 30, 1995, the Company had 269 million shares outstanding. The Company is also utilizing options as part of its overall stock repurchase program. The Company's potential repurchase obligation related to these options has been reclassified from stockholders' equity to temporary equity and amounted to $309 million at June 30, 1995.

In May, the Board of Directors announced a quarterly dividend of 75 cents per share, which was paid on July 28, 1995 to stockholders of record June 30, 1995. This dividend reflects a quarterly increase of 10 cents per share.

At June 30, 1995, the Company had unused and available credit facilities with various United States and foreign banks totaling $2.0 billion in support of commercial paper borrowings and working capital requirements. These arrangements are supplemented by a variety of other credit facilities available for use by foreign subsidiaries.

                                                June 30,        Dec. 31,
   Balance Sheet Ratios                            1995            1994
Current assets over current liabilities           1.9:1           1.3:1
Days-sales-outstanding-in-receivables                52              54
Days-sales-in-inventory                              80              80
Debt as a percentage of total capitalization       39.3            38.0


RESULTS OF OPERATIONS

As a result of the sale of the Company's pharmaceutical business, the amounts reported for prior periods have been restated to reflect the pharmaceutical business as discontinued operations.

Second Quarter 1995 vs Second Quarter 1994

The following table represents geographic sales and operating income for the three months ended June 30, 1995 and 1994. Price and volume changes are presented for sales.

                    Three Months Ended                      Percentage
                    June 30,   June 30,     1995 vs 1994  Change * due to
In millions            1995       1994      Dollars    %  Price    Volume

Geographic sales

United States        $2,443     $2,012       $431    21%   17%       4%
Europe                1,814      1,194        620    52%   30%      17%
Rest of world         1,260        920        340    37%   25%      10%

  Total              $5,517     $4,126     $1,391    34%   23%       9%


Geographic operating income

United States          $475       $272       $203    75%
Europe                  365         71        294   414%
Rest of world           367        115        252   219%

  Total              $1,207       $458       $749   164%


The following table represents industry segment sales and operating income for the three months ended June 30, 1995 and 1994. Price and volume changes are presented for sales.

                      Three Months Ended                      Percentage
                      June 30,   June 30,     1995 vs 1994  Change * due to
In millions              1995       1994      Dollars    %  Price    Volume

Industry segment sales

Chemicals &
 Performance Products  $1,536     $1,048       $488   47%    30%       13%
Plastic Products        2,440      1,787        653   37%    29%        6%
Hydrocarbons & Energy     697        507        190   37%    14%       21%
Consumer Specialties      816        754         62    8%     5%        3%
Unallocated                28         30         (2)  (7)    nm        nm

  Total                $5,517     $4,126     $1,391   34%    23%        9%


Industry segment operating income

Chemicals &
 Performance Products    $425        $97       $328   338%
Plastic Products          712        247        465   188 %
Hydrocarbons & Energy     (21)        27        (48) (178)%
Consumer Specialties      152        144          8     6%
Unallocated               (61)       (57)        (4)   nm

  Total                $1,207       $458       $749   164%


* not intended to add
   nm - not meaningful


Second Quarter 1995 vs Second Quarter 1994 (Continued)

The following are selected data for the three months ended June 30, 1995 and 1994.

                                  Three Months Ended
Dollars in millions,           June 30,    June 30,      1995 vs 1994
except for share amounts          1995        1994     Dollars      %

Cost of sales                   $3,571      $2,978        $593    20%
 % of sales                         65%         72%               (7) points

Research and development,
 promotion and advertising, selling
 and administrative expenses       739         694          45     6%

Operating income                 1,207         458         749   164%
 % of sales                         22%         11%               11 points

Equity in earnings of
 20%-50% owned companies            15          32         (17)  (53)%

Effective tax rate
 from continuing operations       50.5%       38.1%               12.4 points

Income from continuing operations  334         206         128    62%

Net income available
 for common stockholders           503         250         253   101%

Earnings per common share
 from continuing operations      $1.22       $0.75       $0.47    63%

Earnings per common share        $1.84       $0.91       $0.93   102%

Operating Rate Percentage           94%         91%                3 points


Company Summary
Sales for the second quarter of 1995 were $5.5 billion, up 34 percent from $4.1 billion in the same period last year. The result was due to increases of 23 percent in selling prices and 9 percent in volume. Generally, the U.S. dollar weakened versus foreign currencies compared to the second quarter of 1994. This resulted in a favorable impact on sales of approximately $120 million or 3 percentage points of the increase in selling prices. Sales in the United States of $2.4 billion were higher by $431 million or 21 percent when compared to the same period a year ago resulting primarily from a 17 percent increase in selling prices. Sales in Europe of $1.8 billion increased 52 percent versus the second quarter of 1994 as selling prices increased 30 percent and volume increased 17 percent. Sales in the rest of the world were up 37 percent to $1.3 billion as selling prices increased 25 percent and volume increased 10 percent.

Operating income of $1.2 billion was up 164 percent for the quarter versus $458 million in the second quarter of 1994. Operating income in the United States increased 75 percent to $475 million. Non-U.S. operating income showed dramatic improvement. In Europe, operating income increased to $365 million from $71 million in the second quarter last year, up 414 percent. Operating income in the rest of the world was up 219 percent to $367 million from $115 million in the same period a year ago. These results reflected the impact of higher selling prices and stronger volume in all geographic areas. The impact of the weaker dollar on operating income versus the second quarter of 1994 was not significant.

Chemicals and Performance Products
Sales of Chemicals and Performance Products were $1.5 billion, an increase of 47 percent compared to the corresponding period a year ago, as selling prices were up 30 percent and volume increased 13 percent. Operating income of $425 million increased 338 percent versus $97 million in the second quarter of 1994. Chemicals and Metals sales of $997 million were up 61 percent versus the same period a year ago. Selling prices increased 43 Second Quarter 1995 vs Second Quarter 1994 (Continued)

percent with increases strong across all geographic areas. Selling prices for caustic soda improved substantially versus last year's low levels. Selling prices for ethylene glycol, propylene glycol and vinyl chloride monomer also showed significant improvement. Volume was up 10 percent globally, with increases of over 20 percent in Europe, the Pacific area and Latin America. Price increases and volume gains generated more than an eight-fold increase in operating income for Chemicals and Metals. Sales of Performance Products were up 26 percent versus the second quarter of 1994. Volume increased 14 percent and selling prices 10 percent compared to the corresponding period a year ago. Volume increased in all geographic areas with Latin America and Europe achieving the largest gains. The selling price increase of 21 percent in Europe was the largest among the geographic areas. Operating income increased 51 percent as a result of strong contributions from numerous businesses in Performance Products, including latex and methocel. Start-up of a new plant in Indonesia and a joint venture plant in Saudi Arabia added needed latex capacity.

Plastic Products
Sales of Plastic Products were $2.4 billion, an increase of 37 percent compared to the second quarter of 1994. Selling prices were up 29 percent and volume increased 6 percent versus the corresponding period a year ago. Operating income for this segment improved 188 percent to $712 million from $247 million in the second quarter of 1994, primarily as the result of price increases. Thermoplastics sales were $1.3 billion, up 53 percent from a year ago. Selling prices were up 47 percent with all geographic areas contributing to the increase. Price increases were the largest in Europe and Latin America versus last year's difficult pricing environment. Volume was up 4 percent with the Pacific area and Europe showing the most strength. Polyethylene prices were up substantially from the second quarter of 1994 but flat with the first quarter of 1995 with some modest softening in North America at the end of the quarter. European polyolefin prices continued to rise during the quarter. Restrictions on trade with China have had a negative impact on the thermoplastics industry, particularly on polystyrene and some engineering thermoplastics. Operating income for Thermoplastics was up six-fold versus the second quarter of 1994. Sales of Thermosets were $836 million, up 24 percent from the corresponding 1994 period as volume increased 13 percent. While demand for polyols and TDI declined in North America because of slowdowns in automobile production and housing, global demand for these products outside North America continued very strong. Sales of Fabricated Products were $262 million, an increase of 12 percent compared to the $233 million recorded in the second quarter of 1994. Higher selling prices accounted for all of the sales increase. The anticipated slowdown in North American residential construction was mitigated by strong performance in the commercial sector. European results improved as a result of an excellent construction sector, particularly in Germany. Operating income for Fabricated Products increased 30 percent versus the second quarter of 1994.

Hydrocarbons and Energy
Sales in the Hydrocarbons and Energy segment were $697 million, an increase of 37 percent compared to the second quarter of 1994. Volume was up 21 percent and selling prices increased 14 percent versus the same period a year ago. An operating loss of $21 million was reported for this segment in the second quarter of 1995 compared to operating income of $27 million for the corresponding period a year ago. The lower results are primarily due to a decline in Destec's earnings as discussed below. Purchased hydrocarbon and energy costs were up more than 15 percent, as higher styrene costs in the Pacific area and higher crude oil and condensate costs in Europe outweighed declines in fuel gas and power in the United States. European feedstock prices have been trending down in recent months and the year-over-year increase is expected to moderate. Ethylene in North America has reached a more balanced situation as a result of new capacity and some inventory destocking by derivative purchasers.

Destec Energy Inc. reported higher second quarter sales but substantially lower net income compared to the second quarter of 1994. Destec's second quarter 1995 results were impacted by the expiration of two major Texas power purchase contracts during 1994. Destec's remaining Texas power purchase contract expired on April 30, 1995. Destec is attempting to negotiate new contracts to sell the available capacity from the CoGen Lyondell facility and from Dow's Freeport facility to industrials, utilities, municipalities and cooperatives. However, no assurances can be made that new contracts can be obtained or that the revenues generated from any new contracts will replace the revenue and gross margin generated by the recently expired contracts. Destec's net income for the second quarter of 1994 was favorably impacted by agreements on two of their development projects.

Manufacturing Costs
Dow's global plant operating rate for its Chemicals and Plastics businesses was 94 percent, up from 91 percent in the second quarter of 1994. Manufacturing costs for these businesses, adjusted for volume, were up 6 percent compared to the same period a year ago, primarily due to higher purchased costs for Hydrocarbons and Energy and a weaker U.S. dollar which increased costs outside the United States.
Second Quarter 1995 vs Second Quarter 1994 (Continued)

Consumer Specialties
Sales for Consumer Specialties were $816 million, up 8 percent versus the same period last year. Selling prices increased 5 percent while volume was up 3 percent. Operating income was $152 million, an increase of 6 percent from $144 million in the second quarter of 1994 with both Agricultural Products and Consumer Products contributing to the improvement.

Agricultural Products sales of $591 million were up 11 percent from the second quarter of 1994. Selling prices increased 6 percent and volume was up 5 percent for the quarter. Volume growth was strongest in Europe and the Pacific area, up nearly 15 percent. Latin American volume was down slightly due to some softening in Brazilian markets. Volume increased across a broad spectrum of product lines, from newer products such as Broadstrike and Sentricon, to core products like Dursban and Lorsban. Operating income for the second quarter of 1995 increased 4 percent from last year's high levels, moderated in part by higher planned expenses for selling, and research and development in support of DowElanco's new products.

Consumer Products sales were $225 million, up 5 percent from the second quarter of 1994. Volume and selling prices each increased about 2 percent compared to a year earlier. The North American Home Food Management group led by Ziploc storage bags remains the strongest business for Consumer Products. During the past twelve months, DowBrands has improved its leading position in this market despite the introduction of competitive products.
Consumer Products' operating income improved in the second quarter of 1995 compared to the same quarter last year despite increased employee severance costs related to cost reduction efforts.

Unallocated
In the second quarter of 1995, a loss of $61 million was reported for this segment compared to a loss of $57 million in the second quarter of 1994. The losses in both years are due primarily to expenses in the Ventures businesses and employee severance costs related to the Company's continued focus on cost reduction.

Other Income (Expense)
On May 15, 1995, Dow Corning Corporation announced that it had filed for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in Bay City, Michigan. The Company is a 50 percent shareholder in Dow Corning Corporation. The Company's investment in Dow Corning was $374 million at March 31, 1995.

Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method for its contribution to a breast implant global settlement. The change in the method of accounting from a present value or discounted basis, to an undiscounted basis, resulted from uncertainties arising from Dow Corning's filing for protection under Chapter 11.

As a result of Dow Corning's Chapter 11 filing and its 1995 second quarter loss, the Company has recognized a pretax charge against income of $330 million, has fully reserved its net investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11. The charge impacted the Company's second quarter of 1995 earnings by $1.24 per share.

Equity in earnings of 20%-50% owned companies decreased $17 million compared to the corresponding period a year ago, primarily due to reduced equity earnings from Dow Corning.

Net financial expenses, which are the total of interest expense, interest income and foreign exchange, amounted to $63 million this quarter, flat with the second quarter of 1994.

Provision for Taxes on Income
The effective tax rate from continuing operations for the second quarter was 50.5 percent compared to 38.1 percent in the second quarter of 1994. The increase this quarter was primarily due to the Company reserving the full amount of its net investment in Dow Corning Corporation with no related tax benefit. Excluding the impact of the charge related to Dow Corning , the tax rate would have been approximately 36 percent.
Second Quarter 1995 vs Second Quarter 1994 (Continued)

Income from Continuing Operations
The second quarter's income from continuing operations of $334 million or $1.22 per share, was reduced by $1.24 per share as a result of the Company reserving the full amount of its net investment in Dow Corning Corporation. Excluding this charge, earnings per share from continuing operations would have been $2.46 per share. In the second quarter of 1994 income from continuing operations was $206 million or 75 cents per share. This increase reflects improved operating results, primarily in the Company's chemicals and plastics businesses.

Discontinued Operations
On June 28, 1995, the Company completed the sale of its approximately 197 million shares of Marion Merrell Dow to Hoechst for about $5.1 billion or $25.75 per share. In addition, subsidiaries of the Company have completed the sale of the Company's Latin American pharmaceutical business based in Argentina, Brazil and Mexico to Roussel Uclaf S.A. for about 133 million. These two transactions, net of taxes on income of $382 million, increased the Company's second quarter of 1995 earnings by approximately $169 million or 62 cents per share.

Income from the pharmaceutical business in the second quarter of 1994 was $44 million. Net sales attributed to the pharmaceutical business for the three months ended March 31, 1994, June 30, 1994 and March 31, 1995 were $753, $808 and $757 million, respectively. Taxes on income from the pharmaceutical business for the three months ended March 31, 1994, June 30, 1994 and March 31, 1995 were $25, $33 and $36 million, respectively.

The sale of the pharmaceutical business is not expected to have a material impact on the Company's future earnings and cash flows due to the alternatives being contemplated for the net cash proceeds from the sale. In 1994, Pharmaceuticals accounted for $3.3 billion of the Company's $20.0 billion sales total.

Net Income Available for Common Stockholders
The second quarter's net income available for common stockholders was $503 million or $1.84 per share. This compares with net income for the corresponding period last year of $250 million or $0.91 per share.
First Six Months 1995 vs First Six Months 1994

The following table represents geographic sales and operating income for the six months ended June 30, 1995 and 1994. Price and volume changes are presented for sales.

                       Six Months Ended                      Percentage
                      June 30,   June 30,     1995 vs 1994  Change * due to
In millions              1995       1994      Dollars    %  Price    Volume

Geographic sales

United States          $4,802     $3,924       $878    22%    16%      5%
Europe                  3,487      2,251      1,236    55%    28%     21%
Rest of world           2,433      1,739        694    40%    23%     14%

  Total               $10,722     $7,914     $2,808    35%    22%     11%


Geographic operating income

United States            $876       $549       $327    60%
Europe                    705        140        565   404%
Rest of world             701        180        521   289%

  Total                 $2282       $869     $1,413   163%


The following table represents industry segment sales and operating income for the six months ended June 30, 1995 and 1994.
Price and volume changes are presented for sales.

                       Six Months Ended                      Percentage
                      June 30,   June 30,     1995 vs 1994  Change * due to
In millions              1995       1994      Dollars    %  Price    Volume

Industry segment sales

Chemicals &
 Performance Products  $2,998     $2,056       $942   46%    28%      14%
Plastic Products        4,755      3,403      1,352   40%    28%       9%
Hydrocarbons & Energy   1,285        925        360   39%    14%      22%
Consumer Specialties    1,647      1,464        183   13%     4%       9%
Unallocated                37         66        (29) (44)%   nm       nm

  Total               $10,722     $7,914     $2,808   35%    22%      11%


Industry segment operating income

Chemicals &
 Performance Products    $825       $206       $619  300%
Plastic Products        1,338        408        930  228%
Hydrocarbons & Energy     (33)        26        (59)(227)%
Consumer Specialties      295        274         21    8%
Unallocated              (143)       (45)       (98)   nm

  Total                $2,282       $869     $1,413  163%





* not intended to add
   nm - not meaningful

First Six Months 1995 vs First Six Months 1994 (Continued)

The following are selected data for the six months ended June 30, 1995 and 1994.

                                   Six Months Ended
Dollars in millions,           June 30,    June 30,      1995 vs 1994
except for share amounts          1995        1994     Dollars      %

Cost of sales                   $6,897      $5,713      $1,184    21%
 % of sales                         64%         72%               (8) points

Research and development,
 promotion and advertising, selling
 and administrative expenses     1,545       1,353         192    14%

Operating income                 2,282         869       1,413   163%
 % of sales                         21%         11%               10 points

Equity in earnings of
 20%-50% owned companies            40          58         (18)  (31)%

Effective tax rate
 from continuing operations       44.4%       38.6%                5.8 points

Income from continuing operations  898         347         551   159%

Net income available
 for common stockholders         1,085         421         664   158%

Earnings per common share
 from continuing operations      $3.26       $1.26       $2.00   159%

Earnings per common share        $3.94       $1.53       $2.41   158%

Operating Rate Percentage           94%         89%                5 points


Company Summary
Sales for the first six months of 1995 were $10.7 billion, up 35 percent from $7.9 billion in the same period last year. The result was due to increases of 22 percent in selling prices and 11 percent in volume. Generally, the U.S. dollar weakened versus foreign currencies compared to the first half of 1994. This resulted in a favorable impact on sales of approximately $200 million or 3 percentage points of the increase in selling prices. Sales in the United States of $4.8 billion were higher by $878 million or 22 percent when compared to the same period a year ago as selling prices increased 16 percent and volume was up 5 percent. Sales in Europe of $3.5 billion increased 55 percent versus the second quarter of 1994 as volume increased 21 percent and selling prices increased 28 percent. Sales in the rest of the world were up 40 percent to $2.4 billion as selling prices increased 23 percent and volume increased 14 percent.

Operating income of $2.3 billion was up 163 percent for the first six months of 1995 versus $869 million in the first six months of
1994.   Operating income in the United States increased 60
percent to $876 million. In Europe, operating income increased to $705 million from $140 million in the second quarter last year, up 404 percent. Operating income in the rest of the world was up 289 percent to $701 million from $180 million in the same period a year ago. These results reflected the impact of higher selling prices and stronger volume in all geographic areas. The impact of the weaker dollar on operating income versus the first six months of 1994 was not significant.

Chemicals and Performance Products
Sales of Chemicals and Performance Products were $3.0 billion, an increase of 46 percent compared to the corresponding period a year ago, as selling prices were up 28 percent and volume increased 14 percent. Operating income of $825 million increased 300 percent versus $206 million in the first six months of 1994. Chemicals and
First Six Months 1995 vs First Six Months 1994 (Continued)

Metals sales of $1.9 billion were up 61 percent versus the same period a year ago. Selling prices increased 41 percent with increases strong across all geographic areas. The improvement in selling prices coupled with a 14 percent increase in volume resulted in a seven-fold increase in operating income compared to the first half of 1994. Selling prices for caustic soda improved substantially versus last year. Sales of Performance Products were up 24 percent versus the first six months of 1994. Volume increased 15 percent and selling prices 8 percent compared to the corresponding period a year ago. Volume increased in all geographic areas with Latin America and Pacific achieving the largest gains. The selling price increase of 17 percent in Europe was the largest among the geographic areas. Operating income increased 47 percent as a result of strong contributions from various businesses in Performance Products during the first half of 1995.

Plastic Products
Sales of Plastic Products were $4.8 billion, an increase of 40 percent compared to the first six months of 1994. Selling prices were up 28 percent and volume increased 9 percent versus the corresponding period a year ago. Operating income for this segment improved 228 percent to $1.3 billion from $408 million in the first six months of 1994, primarily as the result of price and volume increases. Thermoplastics sales were $2.7 billion, up 57 percent from a year ago. Selling prices were up 47 percent with all geographic areas contributing to the increase. Price increases were the largest in Latin America and Europe. Volume was up 7 percent with Europe and the Pacific area showing the most strength. Polyethylene, polystyrene and engineering thermoplastics all showed substantial increases in profitability resulting in nearly an eight-fold increase in operating income for Thermoplastics versus the first six months of 1994. Sales of Thermosets were $1.6 billion, up 25 percent from the corresponding 1994 period as volume increased 14 percent and selling prices were up 10 percent. Operating income for Thermosets increased 34 percent over last year. Sales of Fabricated Products were $483 million, an increase of 14 percent compared to the $425 million recorded in the first six months of 1994 as selling prices increased 10 percent and volume was up 4 percent. Operating income for Fabricated Products increased 35 percent over the first half of 1994.

Hydrocarbons and Energy
Sales in the Hydrocarbons and Energy segment were $1.3 billion, an increase of 39 percent compared to the first six months of 1994. Volume was up 22 percent and selling prices increased 14 percent versus the same period a year ago. An operating loss of $33 million was reported for this segment in the first six months of 1995 compared to operating income of $26 million for the corresponding period a year ago. The lower results are primarily due to a decline in Destec's earnings as discussed below. Purchased hydrocarbon and energy costs were up more than 14 percent versus the first half of 1994.

Destec Energy Inc. reported higher first half sales but substantially lower net income compared to the first half of 1994. Destec's first half 1995 results were impacted by the expiration of two major Texas power purchase contracts during 1994. Destec's remaining Texas power purchase contract expired on April 30, 1995.

Manufacturing Costs
Dow's global plant operating rate for its Chemicals and Plastics businesses was 94 percent, up from 89 percent in the first half of 1994. Manufacturing costs for these businesses, adjusted for volume, were up 6 percent compared to the same period a year ago, primarily due to higher feedstock costs, new capacity and the impact of a weaker U.S. dollar.

Consumer Specialties
Sales for Consumer Specialties were $1.6 billion, up 13 percent versus the same period last year. Volume increased 9 percent while selling prices were up 4 percent compared to the first half of 1994. Operating income was $295 million, an increase of 8 percent from $274 million in the first six months of 1994.

Agricultural Products sales of $1.2 billion were up 16 percent from the first six months of 1994. Volume increased 11 percent and selling prices were up 5 percent for the for the first half of 1995. Volume was up in all geographic areas with the largest increase in Europe. Improved performance across many product lines resulted in operating income increasing 17 percent for Agricultural Products versus a year ago.



First Six Months 1995 vs First Six Months 1994 (Continued)

Consumer Products sales were $421 million, up 2 percent from the first half of 1994. Volume increased 3 percent while selling prices declined 1 percent compared to a year earlier. Operating income for the first half of 1995 declined from the first half of 1994 due largely to increased employee severance costs related to cost reduction efforts as well as transition costs related to the new liquids filling plant in Ohio and the shutdown of older facilities.

Unallocated
In the first half of 1995, a loss of $143 million was reported for this segment compared to a loss of $45 million in the same period a year ago. The larger loss in 1995 is due primarily to increased employee severance costs and lower earnings from the consolidated insurance and finance subsidiaries versus the first half of 1994.

Other Income (Expense)
On May 15, 1995, Dow Corning Corporation announced that it had filed for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in Bay City, Michigan. The Company is a 50 percent shareholder in Dow Corning Corporation. The Company's investment in Dow Corning was $374 million at March 31, 1995.

Dow Corning reported an after tax net loss of $117 million for the first half of 1995, including an after tax net loss of $167 million for the second quarter. Dow Corning's 1995 first half results were impacted by a $221 million after tax charge taken to reflect a change in accounting method for its contribution to a breast implant global settlement. The change in the method of accounting from a present value or discounted basis, to an undiscounted basis, resulted from uncertainties arising from Dow Corning's filing for protection under Chapter 11.

As a result of Dow Corning's Chapter 11 filing and its 1995 second quarter loss, the Company has recognized a pretax charge against income of $330 million, has fully reserved its net investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11. The charge impacted the Company's second half of 1995 earnings by $1.24 per share.

Equity in earnings of 20%-50% owned companies decreased $18 million compared to the first six months of 1994, primarily due to reduced equity earnings from Dow Corning.

Net financial expenses, which are the total of interest expense, interest income and foreign exchange, amounted to $126 million in the first six months of 1995 compared to $168 million a year ago. Net financial expenses in the first half of 1994 were adversely impacted by losses incurred by trading and hedging activities which did not anticipate the increase in long-term European interest rates.

Provision for Taxes on Income
The effective tax rate from continuing operations for the first six months was 44.4 percent compared to 38.6 percent in the first six months of 1994. The increase this year was due largely to the Company reserving the full amount of its investment in Dow Corning Corporation with no related tax benefit. Excluding the impact of the charge related to Dow Corning, the tax rate would have been approximately 37 percent.

Income from Continuing Operations
Income from continuing operations for the first half of 1995 of $898 million or $3.26 per share, was reduced by $1.24 per share as a result of the Company reserving the full amount of its net investment in Dow Corning Corporation. Excluding this charge, earnings per share from continuing operations would have been $4.50 per share. In the first half of 1994 income from continuing operations was $347 million or $1.26 cents per share. This increase reflects improved operating results, primarily in the Company's chemicals and plastics businesses.









First Six Months 1995 vs First Six Months 1994 (Continued)

Discontinued Operations
On June 28, 1995, the Company completed the sale of its approximately 197 million shares of Marion Merrell Dow to Hoechst for about $5.1 billion or $25.75 per share. In addition, subsidiaries of the Company have completed the sale of the Company's Latin American pharmaceutical business based in Argentina, Brazil and Mexico to Roussel Uclaf S.A. for about $133 million. These two transactions, net of taxes on income of $382 million, increased the Company's first half of 1995 earnings by approximately $169 million or 62 cents per share.

Income from the pharmaceutical business was $18 million in the first half of 1995 compared to $74 million in the first half of 1994.

Net Income Available for Common Stockholders
Net income available for common stockholders for the first half of 1995 was $1.1 billion or $3.94 per share. This compares with net income for the corresponding period last year of $421 million or $1.53 per share.

Expectations for the Remainder of 1995
As a result of the Company's geographic diversity (55 percent of first half sales were outside the United States) and the strength in the Company's major businesses, its is expected that the second half of 1995 will reflect improved performance compared to the second half of 1994. Due to the seasonality of both the Agricultural Products business and the European area, results for the second half of 1995 are expected to be down versus the first half of 1995. It is anticipated that the fourth quarter of 1995 will improve over the third quarter of 1995 as demand improves subsequent to inventory corrections by derivative purchasers and
chemicals and thermoplastics demand resumes in China.   Even with
some softening, global industry supply and demand is reasonably balanced in most major product areas. The Company continues to emphasize cost reduction and expects the second half of 1995 and beyond to benefit from the results of this effort. As a result of the Dow Corning bankruptcy filing, the Company has reserved the full amount of its net investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11. Any future charges, including those related to breast implants, that may be recognized by Dow Corning will not impact the Company's consolidated financial statements.

General
In early May, the Board of Directors announced a quarterly dividend of 75 cents per share that was paid July 28, 1995, to stockholders of record June 30, 1995. This dividend level reflects a quarterly increase of 10 cents per share. This was the 334th consecutive quarterly dividend since 1912. Dow has maintained or increased the dividend throughout that time.



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

On May 15, 1995, Dow Corning announced that it had voluntarily filed for protection under Chapter 11 of the United States
Bankruptcy Code.  Under Chapter 11, all claims against Dow
Corning (although not against its co-defendants) are automatically stayed.

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

Breast Implant Matters (Continued)

Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company has recognized a pretax charge against income of $330 million, has fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.

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

On April 1, 1994, the U.S. District Court for the Northern District of Alabama (the "Court") preliminarily approved the Settlement Agreement. A Court-supervised fairness review process of the Settlement Agreement was completed on August 22, 1994.
The Settlement Agreement received final approval by the Court on September 1, 1994. The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit primarily by certain providers of health care indemnity payments or services and by certain foreign claimants. That appeal has been stayed by virtue of Dow Corning's Chapter 11 filing.

Various preliminary estimates of the aggregate number of plaintiffs who have indicated an intent to opt out of the settlement (the "Opt Out Plaintiffs") have been made public. Dow Corning has reported that since July 1, 1994, many initial Opt Out Plaintiffs with claims against Dow Corning have rejoined the settlement. The Court is continuing to collect information relating to the number of Opt Out Plaintiffs. Dow Corning will continue to evaluate the nature and scope of the current or potential future claims of these Opt Out Plaintiffs. Opt Out Plaintiffs were able to rejoin the settlement until the March 1, 1995 date established by the Court. The Court has indicated that Opt Out Plaintiffs may be allowed to rejoin the settlement even after March 1, 1995, on a case-by- case basis.

The date by which Dow Corning was required to decide whether to remain as a participant in or to exercise the second of its options to withdraw from the Settlement Agreement was extended to
September 9, 1994.  On   September 8, 1994, Dow Corning's Board
of Directors approved Dow Corning's continued participation in the Settlement Agreement. Initial claims were required to be filed with the Court by September 16, 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will determine whether contributions to the settlement are sufficient to pay validated claims. On May 1, 1995, the Court stated that its initial review of a sample of the claims indicated that the total amount of current claims likely to be approved for payment would substantially exceed the amount of contributions committed to pay such claims. If contributions are not sufficient, claimants with validated claims may choose to become Opt Out Plaintiffs during another specified period. In that event, if any defendant who is a Funding Participant considers the number of new Opt Out Plaintiffs to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the Settlement Agreement. Although it has been reported that settlement discussions are continuing, there can be no assurance that Dow Corning will not withdraw from participation in the Settlement Agreement.

Breast Implant Matters (Continued)


The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.

The Company is separately named as a defendant in 12,988 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy and negligence.

Federal District Court Judge Sam C. Pointer, Jr. has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. As of August 8, 1995, the Company was a defendant in 5,156 of such cases. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, however, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.

In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business.
However, Judge Pointer stated that under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a shareholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, corporate conspiracy, concert of action, aiding and abetting, fraud and fraudulent concealment. The Company has filed a motion asking Judge Pointer to reconsider his decision. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with its insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.

After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in 4,058 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and 114 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and has been appealed. The New Jersey ruling has been reconsidered and all claims were again dismissed, except for a single claim of negligence. Plaintiffs in New York have filed a motion to reconsider which remains pending. Other rulings that are not final decisions are also subject to reconsideration by the trial courts. The Company expects that further motions to reconsider may be filed in those states as a result of Judge Pointer's April 25 decision. In addition, the Company remains a defendant in 3,660 breast implant product liability cases brought in state courts and continues to be named as a defendant as cases are filed in various courts. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the product liability cases pending in state courts.

The Company is also a defendant in five federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25 decision, and granted the Company's request to enter a final judgment in
its favor.   Plaintiffs have appealed the final judgment to the
U.S. Court of Appeals for the Eighth Circuit.
Breast Implant Matters (Continued)

On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's shareholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in 2,448 cases pending in Harris County litigation. In those cases (and in cases pending in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries caused by its product. In certain jurisdictions, the Company has also filed similar cross-claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County actions.

The first of the Harris County cases went to trial in November
1994, and the jury returned a verdict on       February 15, 1995.
At the conclusion of the evidence, plaintiffs voluntarily withdrew their fraud and Deceptive Trade Practices Act claims against the Company. The jury reached a verdict exonerating the Company from all liability with respect to one plaintiff. As to the second plaintiff, the jury found for the Company on plaintiffs' conspiracy, concert of action and negligence counts. The jury also found the Company jointly and severally liable with Dow Corning in the amount of $5.23 million for having given Dow Corning "substantial encouragement or assistance" in marketing breast implants that had not been first adequately tested. The jury allocated the Company's responsibility for plaintiffs' damages at 20%. After the trial, Judge Schneider entered judgment against Dow Corning on the jury's verdict, but granted the Company's motion to disregard the one jury finding against the Company and entered judgment in favor of the Company. Thus, as it now stands, the Company has no responsibility for any portion of the jury verdict in this case. Plaintiffs have asked Judge Schneider to vacate the judgments and to order a new trial in both cases. The Company has been severed from the cases to allow plaintiffs to pursue separate trials against the Company.

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

Environmental Matters

The Company has agreed to participate in the Toxic Substances
Control Act, Section 8(e) compliance audit program and expects to pay a civil penalty of $1 million sometime during the second half of 1995.

DowElanco, a general partnership 60% owned by the Company, received a letter dated November 30, 1994 from the U.S. Environmental Protection Agency (the "EPA") regarding incident reporting under Section 6(a)(2) of the Federal Insecticide, Fungicide and Rodenticide Act. In that regard, DowElanco entered into a consent agreement with the EPA on May 1, 1995, agreeing to pay $732,000 in civil fines. That consent agreement was subsequently rejected by a United States Environmental Appeals Board. DowElanco is continuing its discussions with the EPA in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of The Dow Chemical Company was held on May 11, 1995. At that meeting the following directors were elected: Enrique C. Falla, Fred W. Lyons, Jr., Frank P. Popoff, Enrique J. Sosa and William S. Stavropoulos. In addition, the terms of the following directors continued after that meeting: Jacqueline K. Barton, Andrew J. Butler, David T. Buzzelli, Fred P. Corson, Willie D. Davis, Michael L. Dow, Joseph
L. Downey, Barbara H. Franklin, William J. Neely, Harold T. Shapiro and Paul G. Stern.

Separately, Andrew J. Butler and Fred W. Lyons, Jr. resigned from the Board of Directors on May 11, 1995, and June 28, 1995, respectively. And on July 13, 1995, the Company elected three new directors: Anthony J. Carbone, group vice president of Dow Plastics; Allan D. Gilmour, retired vice chairman of the Ford Motor Company; and Michael D. Parker, Dow's group vice president of Chemicals & Performance Products and Hydrocarbons & Energy.

The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter                    Voting

                                                                     Broker
                             For       Against  Withheld Abstentions Nonvotes
1. Election of Directors:

   Enrique C. Falla        227,476,816   n/a   3,444,091     n/a       n/a
   Fred W. Lyons, Jr.      227,251,195   n/a   3,669,712     n/a       n/a
   Frank P. Popoff         227,723,318   n/a   3,197,589     n/a       n/a
   Enrique J. Sosa         227,557,146   n/a   3,363,761     n/a       n/a
   William S. Stavropoulos 227,495,107   n/a   3,425,800     n/a       n/a

2. Ratification of the
  Selection of Deloitte &
  Touche LLP as the Company's
  Independent Auditors for
  1995                     229,678,761  571,886   n/a     670,260      0.0

n/a - not applicable



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit No.                Description of Exhibit
      27                      Financial Data Schedule

(b)  Reports on Form 8-K

A Current Report on Form 8-K dated May 3, 1995, was filed with the Securities and Exchange Commission. Included within that report were two (2) press releases describing the signing of agreements providing for (i) the sale of the Company's shares of Marion Merrell Dow to Hoechst and (ii) the sale of the Company's Latin American pharmaceutical business to Roussel Uclaf S.A.

A Current Report on Form 8-K dated May 15, 1995, was filed with the Securities and Exchange Commission. Included within that report was the Company's press release describing the bankruptcy filing by Dow Corning Corporation and certain accounting actions taken by the Company in response thereto.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (continued)

A Current Report on Form 8-K dated June 28, 1995, was filed with the Securities and Exchange Commission. Included within that report were the Company's press release describing the sale of its shares of Marion Merrell Dow to Hoechst and pro forma financial information related to that transaction.




The following trademarks of DowElanco or its subsidiaries appear in this report: Broadstrike, Dursban, Lorsban and Sentricon.

The following trademark of DowBrands or its subsidiaries appears in this report: Ziploc.





                            SIGNATURE








               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    THE DOW CHEMICAL COMPANY
                           Registrant




Date:    August 11, 1995






                                                \s\E. C. Falla
                                                E. C. Falla
                                             Executive Vice President and
                                             Chief Financial Officer