Form 10-Q
period 1995-09-30
DOW CHEMICAL CO /DE/
filed 1995-11-14
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934



            FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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



                                             Outstanding at
        Class                                September 30, 1995

  Common Stock, $2.50 par value              261,784,373 shares


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

            Third Quarter Earnings Announcement

            Acquisitions and Divestitures

            Changes in Financial Condition

            Results of Operations

               Third Quarter 1995 vs Third Quarter 1994

               First Nine Months 1995 vs First Nine Months 1994


Part II - Other Information

     Item 1.      Legal Proceedings

     Item 6.      Exhibits and Reports on Form 8-K

     Signature

     Exhibit 27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
                                                                Three Months Ended      Nine Months Ended
                                                               Sept. 30,   Sept. 30, Sept. 30, Sept. 30,

In millions, except for share amounts     (Unaudited)               1995     1994     1995     1994
Net Sales                                                         $4,884   $4,216  $15,606  $12,130

Operating Costs and ExpenseCost of sales                           3,213    3,057   10,110    8,770
                           Insurance and finance company
                              operations, pretax income              (13)      (5)     (35)     (46)
                           Research and development expenses         203      202      609      588
                           Promotion and advertising expenses         87      102      313      310
                           Selling and administrative expenses       439      417    1,352    1,176
                           Amortization of intangibles                 9       10       29       30

                           Total operating costs and expenses      3,938    3,783   12,378   10,828

Operating Income                                                     946      433    3,228    1,302

Other Income (Expense)     Equity in earnings of 20%-50%
                              owned companies (Note B)                14       25       54       83
                           Interest expense                         (127)     (73)    (326)    (281)
                           Interest income and foreign exchange      120       29      193       69
                           Net loss on investments (Note B)            0        0     (330)       0
                           Sundry                                      2       40       16       73

                           Total other income (expense)                9       21     (393)     (56)

Income before Provision for Taxes on Income and Minority Interests   955      454    2,835    1,246
Provision for Taxes on Income                                        358      183     1192      489
Minority Interests' Share in Income                                   24       32      169      168
Preferred Stock Dividends                                              2        2        5        5
Income from Continuing Operations                                   $571     $237   $1,469     $584
Discontinued Operations    Income from pharmaceutical business, net
(Note C):                     of taxes on income                       0       51       18      125
                           Gain on sale of pharmaceutical business,
                              net of taxes on income                   0        0      169        0
Net Income Available for Common Stockholders                        $571     $288   $1,656     $709
Average Common Shares Outstanding                                  265.8    276.4    272.1    275.7
Earnings per Common Share from Continuing Operations               $2.15    $0.86    $5.41    $2.12
Earnings per Common Share                                          $2.15    $1.04    $6.09    $2.57
Common Stock Dividends Declared per Share                          $0.75    $0.65    $2.15    $1.95
Depreciation                                                        $335     $329   $1,003     $943
Capital Expenditures (Note D)                                       $299     $285   $1,077     $808



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

         The Company's consolidated statements of income and cash flows have been restated to reflect the pharmaceutical business as a discontinued operation. Net sales attributable to the pharmaceutical business for the three months ended March 31, 1994, June 30, 1994, September 30, 1994 and March 31, 1995, were $753, $808, $830 and
         $757 million, respectively. Taxes on income from the pharmaceutical business for the three months ended March 31, 1994, June 30, 1994, September 30, 1994 and March 31, 1995, were $25, $33, $30 and $36 million, respectively.

Note D: Capital expenditures for 1995 have increased $269 million compared to 1994 as a result of the Company investing $318 million, in the second quarter, for assets formerly leased.

                                                                     The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                                   Sept. 30,  Dec. 31,
In millions     (Unaudited)                                                           1995     1994
                           Assets

Current Assets             Cash and cash equivalents                                $4,105     $569
                           Marketable securities and interest-bearing deposits         533      565
                           Accounts and notes receivable:
                              Trade (less allowance for doubtful receivables-
                                      1995, $51; 1994, $104)                         2,937    3,359
                              Other                                                  1,439    1,099
                           Inventories:
                              Finished and work in process                           2,068    2,079
                              Materials and supplies                                   606      633
                           Deferred income taxes receivable-current                    461      389

                           Total current assets                                     12,149    8,693

Investments                Capital stock at cost plus equity in accumulated
                              earnings of 20%-50% owned companies                      597      931
                           Other investments                                         1,488    1,529
                           Noncurrent receivables                                      244      330

                           Total investments                                         2,329    2,790

Plant Properties           Plant properties                                         23,118   23,210
                           Less accumulated depreciation                            14,907   14,484

                           Net plant properties                                      8,211    8,726

Other Assets               Goodwill (net of accumulated amortization-
                                      1995, $170; 1994, $676)                          653    4,365
                           Deferred income taxes receivable-noncurrent                 787    1,132
                           Deferred charges and other assets                           811      839

                           Total other assets                                        2,251    6,336

Total Assets                                                                       $24,940  $26,545

See Notes to Financial Statements.

                                                                     The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                                   Sept. 30,  Dec. 31,
In millions     (Unaudited)                                                           1995     1994
                           Liabilities and Stockholders' Equity

Current Liabilities        Notes payable                                              $393     $741
                           Long-term debt due within one year                          544      534
                           Accounts payable:
                              Trade                                                  1,360    1,928
                              Other                                                    760      634
                           Income taxes payable                                        982      664
                           Deferred income taxes payable-current                        59       56
                           Dividends payable                                           201      202
                           Accrued and other current liabilities                     1,779    1,859

                           Total current liabilities                                 6,078    6,618

Long-Term Debt                                                                       5,026    5,303

Deferred Taxes and         Deferred income taxes payable-noncurrent                    698      644
Other Liabilities          Pension and other postretirement benefits-noncurrent      1,931    1,987
                           Other noncurrent obligations                              1,146    1,253

                           Total deferred taxes and other liabilities                3,775    3,884

Minority Interest in Subsidiary Companies                                            1,852    2,506

Temporary Equity           Temporary equity-other                                      444        0
                           ESOP held preferred stock at redemption value               131      133
                           Guaranteed ESOP obligation                                 (111)    (111)

                           Total temporary equity                                      464       22

Stockholders' Equity       Common stock                                                818      818
                           Additional paid-in capital                                  288      326
                           Retained earnings                                         9,934    8,857
                           Unrealized gains (losses) on investments                     58      (21)
                           Cumulative translation adjustments                         (353)    (330)
                           Treasury stock, at cost                                  (3,000)  (1,438)

                           Net stockholders' equity                                  7,745    8,212

                           Total liabilities and stockholders' equity              $24,940  $26,545

See Notes to Financial Statements.

                                                                     The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
                                                                                   Nine Months Ended
In millions     (Unaudited)                                               Sept. 30, 1995    Sept. 30,
Operating Activities       Income from continuing operations               $1,469              $584
                           Adjustments to reconcile net income to net cash
                             provided by operating activities:
                               Depreciation and amortization                1,033               949
                               Provision (credit) for deferred income tax     137                24
                               Undistributed earnings of 20%-50%
                                 owned companies                              (23)              (78)
                               Minority interests' share in income            169               168
                               Net loss on investments                        330                 0
                               Net gain on sales of sundry investments        (62)                0
                               Net gain on sales of plant properties          (24)              (36)
                               Other                                            8                (8)
                           Changes in assets and liabilities that
                             provided (used) cash:
                               Accounts receivable                           (555)             (212)
                               Inventories                                   (294)              (98)
                               Accounts payable                              (203)               33
                               Other assets and liabilities                   308               221
                           Operating activities related to discontinued
                             operations                                        84               442

                           Cash provided by operating activities            2,377             1,989

Investing Activities       Purchases of plant properties                   (1,068)             (752)
                           Proceeds from sales of plant properties             57                48
                           Investments in unconsolidated affiliates           (39)              (55)
                           Proceeds from sale of pharmaceutical business
                             (net of cash divested)                         5,060                 0
                           Purchases of investments                        (2,126)           (1,172)
                           Proceeds from sales of investments               1,731             1,118
                           Investing activities related to discontinued
                             operations                                       (28)             (324)

                           Cash used in investing activities                3,587            (1,137)

Financing Activities       Changes in short-term notes payable               (328)              117
                           Payments on long-term debt                        (399)             (217)
                           Proceeds from issuance of long-term debt            98                78
                           Purchases of treasury stock                     (1,294)               (4)
                           Proceeds from sales of common stock                121                83
                           Distributions to minority interests                (79)              (75)
                           Dividends paid to stockholders                    (564)             (539)
                           Financing activities related to discontinued
                             operations                                        17               (19)

                           Cash used by financing activities               (2,428)             (576)

Effect of Exchange Rate Changes on Cash                                         0                 0

Summary                    Increase in cash and cash equivalents            3,536               276
                           Cash and cash equivalents at beginning of year     569               407

                           Cash and cash equivalents at end of period      $4,105              $683

See Notes to Financial Statements.



COMMITMENTS AND CONTINGENT LIABILITIES

In January 1994, Dow Corning Corporation (Dow Corning), in which Dow is a 50 percent shareholder, announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of this breast implant settlement; and provisions for legal, administrative and research costs related to breast implants.
The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million.

As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.

Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code on May 15, 1995. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company has recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.

On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its present form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement may opt-out after November 30, 1995.

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



COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Company has accrued $213 million at September 30, 1995, for probable environmental remediation and restoration liabilities, including $29 million for the remediation of Superfund sites. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to 50 percent higher. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

On behalf of Destec Energy, Inc. (Destec), a 77 percent owned subsidiary, the Company has guaranteed a portion of the lease payments of a Destec subsidiary which leases the Lyondell cogeneration facility near Houston, Texas. The guarantee, which is cancelable upon proper notice on any anniversary date of the guarantee, amounted to $143 million at September 30, 1995.

Destec entered into an agreement with the U.S. Department of Energy, PSI Energy Inc. (PSI), and a third party owner to design, construct, and operate a 262 megawatt syngas facility which will repower an existing PSI turbine. Destec will provide coal gasification services under a 25-year contract. Associated with the above agreement, Destec assumed a construction performance obligation of $178 million with project completion scheduled for fourth quarter 1995, at which time Destec will lease the plant. The lease commitments are included in Note H to the Financial Statements of the Company's Form 10-K for the year ended December 31, 1994.

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

DCS Capital Corporation (the Corporation) is 100 percent owned by DCS Capital Partnership. The Corporation was organized to assist DCS Capital Partnership in raising funds to finance construction of an ethylene plant. DCS Capital Partnership is owned by Shell Canada, Union Carbide and Dow through its 100 percent owned subsidiary, Dofinco, Inc. As part of the ownership agreement, Dofinco indirectly guarantees approximately 52 percent of the debt of the Corporation. Dofinco's indirect guarantee amounted to $62 million at September 30, 1995.


COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

At December 31, 1994, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's take or pay ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices. The table below shows the fixed and determinable portion of the take or pay and throughput obligations:

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS

THIRD QUARTER EARNINGS ANNOUNCEMENT (October 26, 1995)

Dow's Third Quarter Earnings From Continuing Operations More Than
Doubled

Third Quarter of 1995 Highlights

   -  Sales increased 16  percent to $4.9 billion.

   -  Quarterly operating income approached  $1 billion.

   - Earnings from continuing operations were $2.15 per share, 250 percent of the third quarter of 1994.


                                       Three Months Ended    Nine Months Ended
                                             Sept. 30             Sept. 30
(In millions, except for share amounts)    1995     1994      1995      1994

Net Sales                                $4,884   $4,216   $15,606   $12,130
Operating Income                            946      433     3,228     1,302
Income from Continuing Operations           571      237     1,469       584
Earnings per Common Share from
  Continuing Operations                    2.15     0.86      5.41      2.12
Earnings Per Common Share                  2.15     1.04      6.09      2.57

Note: Results for 1994 and the first quarter of 1995 have been restated to present Dow's pharmaceutical businesses as discontinued operations after their sale in the second quarter of 1995.

Review of Quarterly Results

The Dow Chemical Company today announced substantially higher sales and earnings in the third quarter of 1995 compared to the same period a year ago. Sales in the quarter were up 16 percent to $4.9 billion compared to $4.2 billion in the third quarter of 1994, restated due to the sale of Dow's pharmaceutical businesses. The sales increase resulted from a 15 percent improvement in prices and a 1 percent gain in volume.

Operating income was $946 million, 218 percent of $433 million in the third quarter a year ago. Earnings from continuing operations in the third quarter of 1995 were $2.15 per share, 250 percent of restated earnings of 86 cents per share in 1994.

"We are pleased that the company's financial performance in 1995 continues to far exceed last year's," said J. Pedro Reinhard, Dow chief financial officer. "On the strength of margin restoration and ongoing cost reductions, we had one of our best third quarters."

Chemicals and Performance Products had third quarter sales of $1.4 billion, up 21 percent versus a year ago. Operating income was $422 million, 232 percent of the third quarter of 1994. Higher prices for large volume products, including caustic soda and latex, resulted in improved sales and operating income.


THIRD QUARTER EARNINGS ANNOUNCEMENT (October 26, 1995)
(Continued)

Sales for Plastics were $2.3 billion in the third quarter of 1995, a gain of 19 percent compared to the same period in 1994. Operating income was $671 million, 220 percent of a year ago. All of the major businesses within this segment outperformed the same period in 1994 and Thermosets achieved record sales and profits.

Hydrocarbons and Energy had sales of $527 million, up 1 percent compared to the third quarter of 1994, and an operating loss of $26 million versus operating income of $23 million a year ago.

Consumer Specialties had $574 million in sales, up 6 percent versus the same period a year ago. Operating income was higher, improving to $18 million compared to a break-even third quarter of 1994. Significant cost reductions by DowBrands contributed to the operating income growth.

"While prices for certain basic chemicals and plastics have softened since midyear, we still expect overall prices to be higher in the fourth quarter versus a year ago," Reinhard said. "Our continuing productivity improvements and the balance of our geographic and product mix are also contributing to an excellent year for Dow."

ACQUISITIONS AND DIVESTITURES

On April 6, 1995, the Company announced that it signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany. The agreement completed negotiations between the two parties for the privatization of Buna GmbH in Schkopau. Buna GmbH operates electrochemical units and derivative operations and wholly owns Saechsische Olefinwerke GmbH, which operates a steam cracker in Boehlen, and LEUNA-Polyolefine GmbH, which has polyolefin operations in Leuna.

Economic transfer of business operations to the Company occurred
June 1, 1995, with legal closing anticipated during the first half of 1996.

Saechsische Olefinwerke GmbH and LEUNA-Polyolefine GmbH have been merged into Buna GmbH which was renamed BSL Olefinwerke GmbH
(BSL). On closing, the Company will take an 80 percent stake in BSL for a cost of approximately $200 million. BvS will maintain a 20 percent stake in the operations during a Restructuring Period of five years. After the Restructuring Period, the Company will have a call option and the BvS a put option for the remaining 20 percent of BSL for a cost of approximately $167 million. BvS will provide certain incentives to BSL during the Restructuring Period to cover portions of the reconstruction program.

The Company intends to build several new facilities at these sites including a Dowlex linear low density polyethylene plant and polypropylene, aniline and acrylic acid plants, and to upgrade the chlorine plant at Schkopau and the steam cracker at Boehlen. A 16-inch multi-feedstock liquid pipeline will be constructed from the port of Rostock to the Boehlen site, as will harbor facilities, terminals and pump stations. As part of the restructuring of the three sites, several facilities will be closed and demolished. The investment plan for the sites is approximately $2.9 billion.

On June 28, 1995, the Company completed the sale of its approximately 197 million shares of Marion Merrell Dow to Hoechst for about $5.1 billion or $25.75 per share. In addition, subsidiaries of the Company completed the sale of the Company's Latin American pharmaceutical business based in Argentina, Brazil and Mexico to Roussel Uclaf S.A. for about $133 million. These two transactions, net of taxes on income of $382 million, increased the Company's second quarter of 1995 earnings by approximately $169 million or 62 cents per share.

CHANGES IN FINANCIAL CONDITION

The following table represents current assets, current liabilities and debt at September 30, 1995 versus
December 31, 1994. The Company's pharmaceutical business was sold on June 28, 1995. The Company's consolidated balance sheet at December 31, 1994 has not been restated for the disposal of this business.

                                        Sept. 30,       Dec. 31,      Increase
In millions                             1995            1994         (Decrease)
Cash and cash equivalents               $4,105          $569            $3,536
Marketable securities and
 interest-bearing deposits                 533           565               (32)
Accounts and notes receivable - net      4,376         4,458               (82)
Inventories:
   Finished and work in process          2,068         2,079               (11)
   Materials and supplies                  606           633               (27)
Deferred income taxes                      461           389                72
  Total current assets                  12,149         8,693             3,456
  Total current liabilities              6,078         6,618              (540)
     Working capital                     6,071         2,075             3,996
Notes payable                              393           741              (348)
Long-term debt due within one year         544           534                10
Long-term debt                           5,026         5,303              (277)
     Total debt                         $5,963        $6,578             $(615)

During the first nine months of 1995, cash and cash equivalents increased by $3.5 billion, primarily as a result of the proceeds received from the sale of the Company's pharmaceutical business on June 28. Total debt of $6.0 billion decreased 9 percent compared to December 31, 1994, while net debt, which equals total debt less cash, cash equivalents, marketable securities and interest-bearing deposits, decreased from $5.4 billion to $1.3 billion at
September 30, 1995. Long-term debt decreased by $277 million to $5.0 billion.

The Consolidated Statements of Cash Flows have been restated to reflect the pharmaceutical business as a discontinued operation. Operating activities provided $2.4 billion in cash during the first nine months of 1995, up $388 million from the corresponding period a year ago. Increased income from continuing operations, particularly when excluding a Dow Corning related noncash pretax charge of $330 million, was largely offset by additional working capital requirements. Accounts receivable increased primarily due to the Company's increased sales versus a year ago. As a result of the net cash proceeds from the sale of the pharmaceutical business, cash provided by investing activities was $3.6 billion this year versus cash used in investing activities of $1,1 billion in the first nine months of 1994. Purchases of plant properties of $1,068 million increased $316 million from the corresponding 1994 period, as a result of the Company investing $318 million in acquiring assets formerly leased. Cash used in financing activities was $2.4 billion versus $576 million in the first nine months of 1994. This increase in the use of cash was largely due to increased purchases of treasury stock and reduction of short-term notes payable.

The Company is contemplating several alternatives for the cash proceeds realized from the sale of the pharmaceutical business including stock repurchase and debt reduction. On July 13, 1995, the Company announced that it will purchase 25 million shares of its own stock, which would be bought over a period of time on the open market or in private transactions. The Company purchased
17.8 million shares during the first nine months of 1995 under a previously authorized program. At September 30, 1995, the Company had 262 million shares outstanding. The Company is also utilizing options as part of its overall stock repurchase program. The Company's potential repurchase obligation related to these options has been reclassified from stockholders' equity to temporary equity and amounted to $444 million at September 30, 1995.

In May, the Board of Directors announced a quarterly dividend increase from 65 cents to 75 cents per share. This increased dividend was paid for the second and third quarter dividends.

At September 30, 1995, the Company had unused and available credit facilities with various United States and foreign banks totaling $2.0 billion in support of commercial paper borrowings and working capital requirements. These arrangements are supplemented by a variety of other credit facilities available for use by foreign subsidiaries.

                                                Sept. 30,       Dec. 31,
   Balance Sheet Ratios                         1995            1994
Current assets over current liabilities         2:1             1.3:1
Days-sales-outstanding-in-receivables           57              54
Days-sales-in-inventory                         91              80
Debt as a percentage of total capitalization    38.3            38.0
RESULTS OF OPERATIONS

As a result of the sale of the Company's pharmaceutical business, the amounts reported for prior periods have been restated to reflect the pharmaceutical business as discontinued operations.

Third Quarter 1995 vs Third Quarter 1994

The following table represents geographic sales and operating income for the three months ended September 30, 1995 and 1994.
Price and volume changes are presented for sales.

                    Three Months Ended                          Percentage
                     Sept. 30,  Sept. 30,       1995 vs 1994    Change* due to
In millions          1995       1994            Dollars    %    Price   Volume

Geographic sales

United States        $2,140     $2,024           $116     6%     11%    (5)%
Europe                1,549      1,185            364    31%     24%     6%
Rest of world         1,195      1,007            188    19%     15%     7%

  Total              $4,884     $4,216           $668    16%     15%     1%


Geographic operating income

United States        $390       $253             $137    54%
Europe                261         29              232   800%
Rest of world         295        151              144    95%

  Total              $946       $433             $513   118%


The following table represents industry segment sales and operating income for the three months ended
September 30, 1995 and 1994. Price and volume changes are presented for sales.

                        Three Months Ended                          Percentage
                        Sept. 30,  Sept. 30,     1995 vs 1994    Change* due to
In millions             1995       1994          Dollars    %    Price   Volume

Industry segment sales

Chemicals &
 Performance Products   $1,434   $1,187          $247     21%     18%      3%
Plastic Products         2,313    1,948           365     19%     19%     (1)%
Hydrocarbons & Energy      527      520             7      1%      7%     (5)%
Consumer Specialties       574      542            32      6%      4%      2%
Unallocated                 36       19            17     89%      nm      nm

  Total                 $4,884   $4,216          $668     16%     15%      1%


Industry segment operating income

Chemicals &
 Performance Products     $422     $182          $240    132%
Plastic Products           671      305           366    120%
Hydrocarbons & Energy      (26)      23           (49)  (213)%
Consumer Specialties        18        0            18     nm
Unallocated               (139)     (77)          (62)   (80)%

  Total                   $946     $433          $513    118 %


* not intended to add
   nm - not meaningful
Third Quarter 1995 vs Third Quarter 1994 (Continued)

The following are selected data for the three months ended
September 30, 1995 and 1994.

                                Three Months Ended
Dollars in millions,            Sept. 30,       Sept. 30,    1995 vs 1994
except for share amounts        1995            1994        Dollars    %

Cost of sales                   $3,213          $3,057       $156     5%
 % of sales                         66%             73%              (7) points

Research and development,
 promotion and advertising, selling
 and administrative expenses       729             721          8     1%

Operating income                   946             433        513   118%
 % of sales                         19%             10%               9 points

Equity in earnings of
 20%-50% owned companies            14              25        (11)  (44)%

Effective tax rate
 from continuing operations       37.5%           40.3%             2.8 points

Income from continuing operations  571             237        334    141%

Net income available
 for common stockholders           571             288        283     98%

Earnings per common share
 from continuing operations      $2.15           $0.86      $1.29    150%

Earnings per common share        $2.15           $1.04      $1.11    107%

Operating Rate Percentage           92%             94%              (2) points


Company Summary
Sales for the third quarter of 1995 were $4.9 billion, up 16 percent from $4.2 billion in the same period last year. The result was due to increases of 15 percent in selling prices and 1 percent in volume. Generally, the U.S. dollar weakened versus foreign currencies compared to the third quarter of 1994. This resulted in a favorable impact on sales of approximately 1.9 percentage points of the increase in selling price. Sales in the United States of $2.1 billion were higher by $116 million or 6 percent when compared to the same period a year ago resulting primarily from a 11 percent increase in selling prices. Sales in Europe of $1.5 billion increased 31 percent versus the third quarter of 1994 as selling prices increased 24 percent and volume increased 6 percent. Sales in the rest of the world were up 19 percent to $1.2 billion as selling prices increased 15 percent and volume increased 7 percent.

Operating income of $946 million was up 118 percent for the quarter versus $433 million in the third quarter of 1994. Operating income in the United States increased 54 percent to $390 million. Non-U.S. operating income showed dramatic improvement. In Europe, operating income increased to $261 million from $29 million in the third quarter last year, up 800 percent. Operating income in the rest of the world was up 95 percent to $295 million from $151 million in the same period a year ago. These results reflected the impact of higher selling prices in all geographic areas and stronger volume in Europe and the Rest of the World. The impact of the weaker dollar on operating income versus the third quarter of 1994 was not significant.

Chemicals and Performance Products
Sales of Chemicals and Performance Products were $1.4 billion, an increase of 21 percent compared to the corresponding period a year ago, as selling prices were up 18 percent and volume increased 3 percent. Operating income of $422 million increased 132 percent versus $182 million in the third quarter of 1994. Chemicals and Metals sales of $895 million were up 21 percent versus the same period a year ago. Selling prices increased 23 Third Quarter 1995 vs Third Quarter 1994 (Continued)

percent with increases strong across all geographic areas. Selling prices for ethylene glycol, caustic soda and vinyl chloride monomer maintained their good performance. Volume was down 2 percent due mainly to North America. Volume was up in Europe and the Pacific area. Price increases more than doubled the operating income for Chemicals and Metals. Sales of Performance Products were up 21 percent versus the third quarter of 1994. Volume increased 11 percent and selling prices 9 percent compared to the corresponding period a year ago. Volume increased in all geographic areas with Pacific and Europe achieving the largest gains. Operating income increased 29 percent as a result of strong contributions from numerous businesses in Performance Products. Start-up of a new plant in Indonesia and a joint venture plant in Saudi Arabia added needed latex capacity.

Plastic Products
Sales of Plastic Products were $2.3 billion, an increase of 19 percent compared to the third quarter of 1994. Selling prices were up 19 percent and volume decreased 1 percent versus the corresponding period a year ago. Operating income for this segment improved 120 percent to $671 million from $305 million in the third quarter of 1994, primarily as the result of price increases. Thermoplastics sales were $1.2 billion, up 18 percent from a year ago. Selling prices were up 27 percent with all geographic areas contributing to the increase. Price increases were the largest in Europe and Latin America versus last year's difficult pricing environment. Volume was down 7 percent with the Pacific area impacted most by China's withdrawl from the polystyrene market and an exceptionally strong volume in the third quarter 1994. Operating income for Thermoplastics nearly tripled versus the third quarter 1994. Sales of Thermosets were $836 million, up 25 percent from the corresponding 1994 period as volume increased 10 percent and prices increased 14 percent. The isocyanates and urethanes businesses were particularly good performers. The industry balances for propylene oxide, isocyanates, urethanes and epoxy intermediates remain tight and pricing continues to be positive. Sales of Fabricated Products were $261 million, an increase of 5 percent compared to the $248 million recorded in the third quarter of 1994. Higher selling prices accounted for an 8 percent increase and volume was down 2 percent. The anticipated slowdown in North American residential construction was mitigated by strong performance in the commercial sector. Operating income for Fabricated Products increased 16 percent versus the third quarter of 1994.

Hydrocarbons and Energy
Sales in the Hydrocarbons and Energy segment were $527 million, an increase of 1 percent compared to the third quarter of 1994. Volume was down 5 percent and selling prices increased 7 percent versus the same period a year ago. An operating loss of $26 million was reported for this segment in the third quarter of 1995 compared to operating income of $23 million for the corresponding period a year ago. The lower results are primarily due to a decline in Destec's earnings as discussed below. Purchased hydrocarbon and energy costs were about 3 percent higher than a year ago, with increases in purchased hydrocarbons offsetting decline in energy costs in North America.

Destec Energy Inc. reported lower third quarter sales and substantially lower net income compared to the third quarter of 1994. This was mainly attributable to the expiration of their long term Texas power sales agreements. Destec is attempting to negotiate new contracts to sell the available capacity from the CoGen Lyondell facility and from Dow's Freeport facility to industrials, utilities, municipalities and cooperatives. Two long-term power sales agreements were signed with the Lower Colorado River Authority, a large Texas power system, and the Oakland, California Airport. However, no assurances can be made that other new contracts can be obtained or that the revenues generated from any new contracts will replace all of the revenue and gross margin generated by the recently expired contracts.

Manufacturing Costs
Dow's global plant operating rate for its Chemicals and Plastics businesses was 92 percent, down from 94 percent in the third quarter of 1994. Manufacturing costs for these businesses, adjusted for volume, were up 6 percent compared to the same period a year ago, primarily due to higher purchased costs for Hydrocarbons and Energy, higher fixed costs due to new plants and a weaker U.S. dollar which increased costs outside the United States.
Third Quarter 1995 vs Third Quarter 1994 (Continued)

Consumer Specialties
Sales for Consumer Specialties were $574 million, up 6 percent versus the same period last year. Selling prices increased 4 percent while volume was up 2 percent. Operating income was $18 million, an increase of over the break-even in the third quarter of 1994 with both Agricultural Products and Consumer Products contributing to the improvement.

Agricultural Products sales of $320 million were up 5 percent from the third quarter of 1994. Selling prices increased 4 percent and volume was up 1 percent for the quarter. Volume growth was strongest in Europe which was up nearly 16 percent. Volume increased across a broad spectrum of product lines, from newer products such as Broadstrike and Sentricon, to core products like Dursban and Lorsban. Operating income for the third quarter of 1995 improved modestly compared to the third quarter of 1994.

Consumer Products sales were $254 million, up 7 percent from the third quarter of 1994. Selling prices increased about 4 percent compared to a year earlier and volume grew 3 percent. The North American Home Food Management group led by Ziploc storage bags remains the strongest business for Consumer Products. During the past twelve months, DowBrands has improved its leading position in this market despite the introduction of competitive products. Consumer Products' operating income improved in the third quarter of 1995 compared to the same quarter last year by more than 200 percent.

Unallocated
In the third quarter of 1995, a loss of $139 million was reported for this segment compared to a loss of $77 million in the third quarter of 1994. The increase was mainly due to severance costs and a higher level of resources assigned to new businesses in the Ventures group.

Other Income (Expense)
Equity in earnings of 20%-50% owned companies decreased $11 million compared to the corresponding period a year ago, primarily due to no longer recognising equity earnings of Dow Corning. On May 15, 1995, Dow Corning Corporation announced that it had filed for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in Bay City, Michigan.

Net financial expenses, which are the total of interest expense, interest income and foreign exchange, amounted to $7 million this quarter, significantly below the $44 million in the third quarter of 1994. This was primarily due to the large cash position created by the sale of the Company's pharmaceutical business in the second quarter of 1995.

Provision for Taxes on Income
The effective tax rate from continuing operations for the third quarter was 37.5 percent compared to a restated 40.3 percent in the third quarter of 1994.

Income from Continuing Operations
The third quarter's income from continuing operations was $571 million or $2.15 per share. In the third quarter of 1994 income from continuing operations was $237 million or 86 cents per share. This increase reflected improved operating results, primarily in the Company's chemicals and plastics businesses.

Discontinued Operations
Income from the pharmaceutical business in the third quarter of 1994 was $51 million. Net sales attributed to the pharmaceutical business for the three months ended March 31, 1994, June 30, 1994, September 30, 1994, and March 31, 1995, were $753, $808,
$830 and $757 million, respectively. Taxes on income from the pharmaceutical business for the three months ended March 31, 1994, June 30, 1994, September 30, 1994 and March 31, 1995 were
$25, $33, $30 and $36 million, respectively.

Net Income Available for Common Stockholders
The third quarter's net income available for common stockholders was $571 million or $2.15 per share. This compared with net income for the corresponding period last year of $288 million or $1.04 per share.
First Nine Months 1995 vs First Nine Months 1994

The following table represents geographic sales and operating income for the nine months ended September 30, 1995 and 1994.
Price and volume changes are presented for sales.

                        Nine Months Ended                        Percentage
                        Sept. 30,  Sept 30,      1995 vs 1994    Change* due to
In millions             1995       1994         Dollars     %    Price   Volume

Geographic sales

United States         $6,942     $5,948           $994    17%     15%     1%
Europe                 5,036      3,436          1,600    47%     29%    14%
Rest of world          3,628      2,746            882    32%     22%    12%

  Total              $15,606    $12,130         $3,476    29%     20%     7%

Geographic operating income

United States         $1,266       $802           $464    58%
Europe                   966        169            797   472%
Rest of world            996        331            665   201%

  Total               $3,228     $1,302         $1,926   148%


The following table represents industry segment sales and operating income for the nine months ended
September, 30, 1995 and 1994. Price and volume changes are presented for sales.

                        Nine Months Ended                        Percentage
                        Sept. 30,  Sept. 30,    1995 vs 1994    Change* due to
In millions             1995       1994         Dollars     %    Price   Volume

Industry segment sales

Chemicals &
Performance Products  $4,432     $3,243         $1,189    37%     25%    10%
Plastic Products       7,068      5,351          1,717    32%     26%     5%
Hydrocarbons & Energy  1,812      1,445            367    25%     13%    11%
Consumer Specialties   2,221      2,006            215    11%      4%     7%
Unallocated               73         85            (12) (14)%     nm     nm

  Total              $15,606    $12,130         $3,476    29%     20%     7%

Industry segment operating income

Chemicals &
 Performance Products $1,247       $388           $859   221%
Plastic Products       2,009        713          1,296   182%
Hydrocarbons & Energy    (59)        49           (108) (220)%
Consumer Specialties     313        274             39    14%
Unallocated             (282)      (122)          (160)   nm

  Total               $3,228     $1,302         $1,926   148%

* not intended to add
   nm - not meaningful


First Nine Months 1995 vs First Nine Months 1994 (Continued)

The following are selected data for the nine months ended
September 30, 1995 and 1994.

                                Nine Months Ended
Dollars in millions,            Sept. 30,       Sept. 30,       1995 vs 1994
except for share amounts        1995            1994        Dollars    %

Cost of sales                   $10,110         $8,770      $1,340   15%
 % of sales                          65%            72%              (7) points

Research and development,
 promotion and advertising, selling
 and administrative expenses      2,274          2,074         200   10%

Operating income                  3,228          1,302       1,926  148%
 % of sales                          21%            11%              10 points

Equity in earnings of
 20%-50% owned companies             54             83         (29) (35)%

Effective tax rate
 from continuing operations        42.0%          39.2%             2.8 points

Income from continuing operations 1,469            584         885  152%

Net income available
 for common stockholders          1,656            709         947  134%

Earnings per common share
 from continuing operations       $5.41          $2.12       $3.29  155%

Earnings per common share         $6.09          $2.57       $3.52  137%

Operating Rate Percentage            94%            91%                3 points


Company Summary
Sales for the first nine months of 1995 were $15.6 billion, up 29 percent from $12.1 billion in the same period last year. The result was due to increases of 20 percent in selling prices and 7 percent in volume. Generally, the U.S. dollar weakened versus foreign currencies compared to the first nine months of 1994. This resulted in a favorable impact on sales of approximately 2.6 percentage points of the increase in selling prices. Sales in the United States of $6.9 billion were higher by $994 million or 17 percent when compared to the same period a year ago as selling prices increased 15 percent and volume was up 1 percent. Sales in Europe of $5.0 billion increased 47 percent versus the third quarter of 1994 as volume increased 14 percent and selling prices increased 29 percent. Sales in the rest of the world were up 32 percent to $3.6 billion as selling prices increased 22 percent and volume increased 12 percent.

Operating income of $3.2 billion was up 148 percent for the first nine months of 1995 versus $1.3 billion in the first nine months
of 1994.   Operating income in the United States increased 58
percent to $1.3 billion. In Europe, operating income increased to $966 million from $169 million in the third quarter last year, up 472 percent. Operating income in the rest of the world was up 201 percent to $996 million from $331 million in the same period a year ago. These results reflected the impact of higher selling prices and stronger volume in all geographic areas. The impact of the weaker dollar on operating income versus the first nine months of 1994 was not significant.

Chemicals and Performance Products
Sales of Chemicals and Performance Products were $4.4 billion, an increase of 37 percent compared to the corresponding period a year ago, as selling prices were up 25 percent and volume increased 10 percent. Operating income of $1.2 billion increased 221 percent versus $388 million in the first nine months of 1994. Chemicals and
First Nine Months 1995 vs First Nine Months 1994 (Continued)

Metals sales of $2.8 billion were up 46 percent versus the same period a year ago. Selling prices increased 36 percent with increases strong across all geographic areas. The improvement in selling prices coupled with a 7 percent increase in volume resulted in a 312 percent increase in operating income compared to the first nine months of 1994. Selling prices for caustic soda improved substantially versus last year. Sales of Performance Products were up 23 percent versus the first nine months of 1994. Volume increased 13 percent and selling prices
9 percent compared to the corresponding period a year ago. Volume increased in all geographic areas with Latin America and Europe achieving the largest gains. Operating income increased 41 percent as a result of strong contributions from various businesses in Performance Products during the first nine months of 1995. Latex was a strong contributor and was helped by the start-up of a new plant in Indonesia and joint venture plant in Saudi Arabia that added needed capacity.

Plastic Products
Sales of Plastic Products were $7.1 billion, an increase of 32 percent compared to the first nine months of 1994. Selling prices were up 26 percent and volume increased 5 percent versus the corresponding period a year ago. Operating income for this segment improved 182 percent to $2.0 billion from $713 million in the first nine months of 1994, as the result of both price and volume increases. Thermoplastics sales were $3.9 billion, up 43 percent from a year ago. Selling prices were up 40 percent with all geographic areas contributing to the increase. Price increases were the largest in Latin America and Europe. Volume was up 2 percent. Polyethylene, polystyrene and engineering thermoplastics all showed substantial increases in profitability resulting in a 410 percent increase in operating income for Thermoplastics versus the first nine months of 1994. Sales of Thermosets were $2.5 billion, up 25 percent from the corresponding 1994 period as volume increased 10 percent and selling prices were up 14 percent. Operating income for Thermosets increased 51 percent over last year. Sales of Fabricated Products were $745 million, an increase of 11 percent compared to the $673 million recorded in the first nine months of 1994 as selling prices increased 9 percent and volume was up 2 percent. Operating income for Fabricated Products increased 27 percent over the first nine months of 1994.

Hydrocarbons and Energy
Sales in the Hydrocarbons and Energy segment were $1.8 billion, an increase of 25 percent compared to the first nine months of 1994. Volume was up 11 percent and selling prices increased 13 percent versus the same period a year ago. An operating loss of $59 million was reported for this segment in the first nine months of 1995 compared to operating income of $49 million for the corresponding period a year ago. The lower results are primarily due to a decline in Destec's earnings as discussed below. Purchased hydrocarbon and energy costs were up more than 9 percent versus the first nine months of 1994.

Destec Energy Inc. reported lower first nine months sales and substantially lower net income compared to the first nine months of 1994. Destec's first nine months 1995 results were impacted by the expiration of two major Texas power purchase contracts during 1994. Destec's remaining Texas power purchase contract expired on April 30, 1995.

Manufacturing Costs
Dow's global plant operating rate for its Chemicals and Plastics businesses was 94 percent, up from 91 percent in the first nine months of 1994. Manufacturing costs for these businesses, adjusted for volume, were up 6 percent compared to the same period a year ago, primarily due to higher feedstock costs, new capacity and the impact of a weaker U.S. dollar.

Consumer Specialties
Sales for Consumer Specialties were $2.2 billion, up 11 percent versus the same period last year as restated. Volume increased 7 percent while selling prices were up 4 percent compared to the first nine months of 1994. Operating income was $313 million, an increase of 14 percent from $274 million in the first nine months of 1994.

Agricultural Products sales of $1.5 billion were up 14 percent from the first nine months of 1994. Volume increased 9 percent and selling prices were up 4 percent for the for the first nine months of 1995. Volume was up in all geographic areas with the largest increase in Europe. Improved performance across many product lines resulted in operating income increasing 15 percent for Agricultural Products versus a year ago.



First Nine Months 1995 vs First Nine Months 1994 (Continued)

Consumer Products sales were $675 million, up 4 percent from the first nine months of 1994. Volume increased 3 percent while selling prices increased 1 percent compared to a year earlier. Operating income for the first nine months of 1995 declined from the same period 1994 due largely to increased employee severance costs related to cost reduction efforts as well as transition costs related to the new liquids filling plant in Ohio and the shutdown of older facilities.

Unallocated
In the first nine months of 1995, a loss of $282 million was reported for this segment compared to a loss of $122 million in the same period a year ago. The larger loss in 1995, versus the first nine months of 1994, is due primarily to the increased employee severance costs, lower earnings from the consolidated insurance and finance subsidiaries and a higher level of resources assigned to new businesses in the Ventures group.

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

As a result of Dow Corning's Chapter 11 filing and its 1995 second quarter loss, the Company has recognized a pretax charge against income of $330 million, has fully reserved its net investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11. The charge impacted the Company's second quarter 1995 earnings by $1.24 per share.

Equity in earnings of 20%-50% owned companies decreased $29 million compared to the first nine months of 1994, primarily due to reduced equity earnings from Dow Corning.

Net financial expenses, which are the total of interest expense, interest income and foreign exchange, amounted to $133 million in the first nine months of 1995 compared to $212 million a year ago. Net financial expenses in the first nine months of 1995 were positively impacted primarily due to the large cash position created by the Company's sale of the pharmaceutical business in the second quarter of 1995.

Provision for Taxes on Income
The effective tax rate from continuing operations for the first nine months of 1995 was 42.0 percent compared to 39.2 percent in the first nine months of 1994. The increase this year was due largely to the Company reserving the full amount of its investment in Dow Corning Corporation with no related tax benefit. Excluding the impact of the charge related to Dow Corning, the tax rate would have been approximately 37 percent.

Income from Continuing Operations
Income from continuing operations for the first nine of 1995 of $1,469 million or $5.41 per share, was reduced by $1.24 per share as a result of the Company reserving the full amount of its net investment in Dow Corning Corporation. Excluding this charge, earnings per share from continuing operations was $6.65 per share. In the first nine months of 1994 income from continuing operations was $584 million or $2.12 cents per share. This increase reflects improved operating results, primarily in the Company's chemicals and plastics businesses.



First Nine Months 1995 vs First Nine Months 1994 (Continued)

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

The sale of the pharmaceutical business is not expected to have a material impact on the Company's future earnings and cash flow due to the alternatives being contemplated for the net cash proceeds from the sale. In 1994, Pharmaceuticals accounted for $3.3 billion of the Company's $20.0 billion sales total.

Net Income Available for Common Stockholders
Net income available for common stockholders for the first nine months of 1995 was $1.7 billion or $6.09 per share. This compares with net income for the corresponding period last year of $709 million or $2.57 per share.

Expectations for the Remainder of 1995
As a result of the Company's geographic diversity (55 percent of first half sales were outside the United States) and the strength in the Company's major businesses, it is expected that the fourth quarter of 1995 will improve compared to the fourth quarter of 1994. There has been some price softening in ethylene, polyethylene and VCM going into the fourth quarter of 1995. It is anticipated that the bulk of the inventory correction in basic plastics is over and that the rate of price decline is slowing. The third quarter of 1995 was better than expected and it is not anticipated that that fouth quarter will reach this level. The Company continues to emphasize cost reduction and expects the fourth quarter of 1995 and beyond to benefit from the results of this effort.

General
In early May 1995, the Board of Directors announced a quarterly dividend of 75 cents per share, reflecting a quarterly increase of 10 cents per share. This increased dividend was paid in the second and third quarters of 1995. The third quarter dividend was the 335th consecutive quarterly dividend since 1912. Dow has maintained or increased the dividend throughout that time.



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

In January 1994, Dow Corning announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"); litigation and claims outside the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million. As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to the Company. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.

Breast Implant Matters (Continued)

Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.

On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its present form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement may opt-out after November 30, 1995.

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

The Company is separately named as a defendant in a total of 13,132 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy and negligence.

Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, however, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.

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

After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in 4,110 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and 114 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and has been appealed. The New Jersey ruling has been reconsidered and all claims were again dismissed, except for a single claim of negligence. Plaintiffs in New York filed a motion to reconsider based on Judge Pointers' April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation,


Breast Implant Matters (Continued)

dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. Other rulings that are not final decisions are also subject to reconsideration by the trial courts. The Company expects that further motions to reconsider may be filed in those states as a result of Judge Pointer's April 25 decision. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the state product liability cases.

The Company is also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25 decision, and granted the Company's request to enter a final judgment in
its favor.   Plaintiffs have appealed the final judgment to the
U.S. Court of Appeals for the Eighth Circuit.

On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's shareholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries caused by its product. In certain jurisdictions, the Company has also filed similar cross-claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases..

In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.

Three breast implant product liability cases brought against the Company have now gone to trial. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $3,953,654 in compensatory damages and $10 million in punitive damages. The Company will file a motion before the trial judge to set that verdict aside and, if that motion is denied, will appeal the verdict. The Company will also file a claim in Dow Corning's bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the Nevada verdict.

With the principal exception of the cases filed in Michigan and approximately 150 cases filed in Texas, Dow Corning or the Company have removed virtually all cases originally filed in state courts across the country to various federal courts. Those cases have been, or are in the process of being, transferred to Judge Pointer. Plaintiffs have asked Judge Pointer to remand those cases back to their states of origin, and the Company has opposed that motion.

Breast Implant Matters (Continued)

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

Environmental Matters

On September 27, 1993, February 23, 1994, and October 31, 1994, the U.S. Environmental Protection Agency filed actions against the Company alleging violations of the boiler and industrial furnace regulations. The Company agreed to pay a total of $388,983 in settlement of $1,029,204 of proposed civil fines with respect to four Company sites. Proposed civil fines for one additional Company site total $576,790.

DowElanco, a general partnership 60% owned by the Company, received a letter dated November 30, 1994 from the U.S. Environmental Protection Agency (the "EPA") regarding incident reporting under Section 6(a)(2) of the Federal Insecticide, Fungicide and Rodenticide Act. On August 17, 1995, a United States Environmental Appeals Board approved a consent agreement between DowElanco and the EPA under which DowElanco paid a civil fine of $876,000 to resolve the matter.

On August 11, 1995, the U.S. Environmental Protection Agency filed an administrative enforcement action against the Company in connection with the Company's report of exceedences of its monthly average limit for phosphorus discharge to the Tittabawassee River for several months in 1994 and 1995. No demand for monetary sanctions was made. Based on the same facts, Michigan's Attorney General and the Michigan Department of Natural Resources filed an action against the Company on August 18, 1995 in the Circuit Court for Ingham County, Michigan, seeking "appropriate penalties" in excess of $50,000. A third action, also based on the same facts, was filed on August 15, 1995 in the U.S. District Court for the Eastern District of Michigan by PIRGIM Public Interest Lobby. That action seeks the payment of unspecified amounts, costs and attorney fees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit No.                Description of Exhibit
         27                        Financial Data Schedule

(b)  Reports on Form 8-K.

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





                            SIGNATURE








               Pursuant to the requirements of the Securities Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    THE DOW CHEMICAL COMPANY
                           Registrant




Date:    November 13, 1995






                                           Roger L. Kesseler
                                           Roger L. Kesseler
                                       Vice President & Controller
                                        (Chief Accounting Officer)