Form 10-K
period 1995-12-31
DOW CHEMICAL CO /DE/
filed 1996-03-15
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 [Fee Required]



                 FOR THE YEAR ENDED DECEMBER 31, 1995

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

      Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
  Title of each class                            on which registered


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

The aggregate market value of voting stock held by nonaffiliates as of January 31, 1996, (based upon the closing price of $74.50 per common share as quoted on the New York Stock Exchange) is approximately $18,507 million. For purposes of this computation, the shares of voting stock held by Directors, Officers and the Employees' Retirement Plan were deemed to be stock held by affiliates. Nonaffiliated common stock outstanding at January 31, 1996 numbered 248,412,902 shares.

                  Documents Incorporated by Reference

Part III: Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 1996.

                       THE DOW CHEMICAL COMPANY
                      ANNUAL REPORT ON FORM 10-K
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                           TABLE OF CONTENTS


                                PART I

                                                               Page
Item 1.   Business                                               3
Item 2.   Properties                                             6
Item 3.   Legal Proceedings                                      6
Item 4.   Submission of Matters to a Vote of Security Holders   10
          Executive Officers of the Registrant                  10


                                PART II

Item 5.   Market for Registrant's Common Equity and
           Related Stockholder Matters                           11
Item 6.   Selected Financial Data                                12
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   13
Item 8.   Financial Statements and Supplementary Data            22
Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                48


                               PART III

Item 10.   Directors and Executive Officers of the Registrant    48
Item 11.   Executive Compensation                                48
Item 12.   Security Ownership of Certain Beneficial Owners
            and Management                                       48
Item 13.   Certain Relationships and Related Transactions        48


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                   48
          Signatures                                             51

                                PART I

ITEM 1.  BUSINESS
                              THE COMPANY

The Dow Chemical Company was incorporated in 1947 under Delaware law and is the successor to a Michigan corporation, of the same name, organized in 1897. The Company is engaged in the manufacture and sale of chemicals, plastic materials, agricultural and consumer products and other specialized products and services.
Its principal executive offices are located at 2030 Dow Center, Midland, Michigan 48674, telephone 517-636-1000. Except as otherwise indicated by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

                         BUSINESS AND PRODUCTS

Products and Services
Dow was organized in 1897 to extract chemicals from the native brine deposits of central Michigan. From an initial concentration on products derived from these chemicals, the Company has expanded its activities into six industry segments. Aggregation of products is generally made on the basis of process technology, end-use markets and channels of distribution. Key products and services by segment follow:

   Chemicals & Metals
   This segment includes a wide range of products that are used primarily as raw materials in the manufacture of customers' products. Dow is the largest manufacturer of chlorine and
   caustic soda in the world, with about   twice as much capacity as
   the next largest producer.  Some uses of chlorine include
   pharmaceuticals, water   purification and the manufacture of
   plastics. Caustic soda is used in detergents, pulp and paper, petroleum refining and the manufacture of aluminum. Other important products include ethylene dichloride, ethylene glycol, ethylene oxide, magnesium, propylene glycol, propylene oxide and vinyl chloride monomer.

   Performance Chemicals
   The products within these businesses include ingredients in many formulated products and processing aids, as well as end-use products. Specialty Chemicals includes products like Drytech superabsorbent polymers, used to produce thinner, more absorbent disposable diapers; Methocel multifunctional food gums, used in formulations when there is a need to replace fat, fluids, used to control process temperature. The Emulsion Polymers business includes latex coatings and binders, which are used in the building and construction and the pulp and paper industries. Dow is the largest and most globally diverse of the styrene-butadiene latex suppliers and is the largest supplier of latex to the paper industry. DowElanco produces agricultural products like Broadstrike herbicides and Dursban and Lorsban insecticides, which are used in crop protection and production and for industrial pest control.

   Plastics
   Dow ranks among the world leaders in plastics production, with uses in such industries as electronics, food service, health care, packaging and recreation. Dow is the leading producer of polyethylene, such as low-density polyethylene and Dowlex linear low-density polyethylene, and polystyrene, such as Styron polystyrene and Aim advanced styrenic resins. The other businesses included in this segment are PET (polyethylene terephthalate polyester) and polypropylene.

   Performance Plastics
   Dow offers the broadest range of engineering thermoplastic and thermoset materials of any manufacturer. This segment consists of the following businesses: Polyurethanes; Epoxy Products & Intermediates; Engineering Plastics; Adhesives, Sealants & Coatings; Insite technology licensing; and Fabricated Products.
      Polyurethane products, like Voranol polyether polyols and isocyanates, are used by such industries as automotive, furniture, and building and construction. Dow is the leading producer of allyl chloride and epichlorohydrin globally, which are basic products for the epoxy product chain. Dow's epoxy products and intermediates are used in a variety of applications, including the protective coatings, electronics and personal care industries. Engineering Plastics, like
   Calibre polycarbonate resins, Magnum ABS resins and Pulse engineering resins, serve such industries as appliances, automotive and electronics. The Adhesives, Sealants &
   Coatings business manufactures products like Betaseal window adhesives. Insite technology enables Dow and Dow's customers to produce a range of plastics that perform better and are easier to process. Styrofoam brand plastic foam, used in the building and construction industry, is the key product for the Fabricated Products business.

   Hydrocarbons & Energy
   Dow is the world leader in olefins and styrene production. This segment encompasses procurement of fuels and crude oil-based raw materials as well as the production of olefins, aromatics, styrene and cogenerated power and steam for use in the Company's operations. Destec Energy, Inc., a Dow subsidiary, is one of the larger independent power producers in the world. It develops independent power projects and sells electrical and thermal energy.

   Diversified Businesses & Unallocated
   Diversified Businesses includes DowBrands, Radian International LLC, New Businesses, and Insurance & Finance. DowBrands produces household products such as Dow bathroom cleaner with Scrubbing Bubbles, Fantastik all-purpose cleaner, Glass Plus multi-surface cleaner, Saran Wrap plastic film and Ziploc plastic bags. Radian International LLC is a joint venture between Dow Environmental Inc. and Radian Corporation that will provide environmental, information technology and strategic chemical management services to industry and government. New
   Businesses consists of advanced electronic materials like Cyclotene advanced electronic resins, used for dielectric coatings, and aluminum nitride ceramic powder, used for thermal management of electronic device packaging; advanced structural materials such as tungsten carbide-based powders; technology licensing; catalysts and new developments. Insurance & Finance includes Dorinco Reinsurance Company, a wholly owned subsidiary of Dow, and all other Dow financial companies and holdings. Unallocated includes activities and overhead cost variances not allocated to other segments.

Industry Segments and Geographic Area Results
See Note S to the Financial Statements for a discussion of sales, operating income and identifiable assets by industry segment and geographic area.

Raw Materials
The Company operates in an integrated manufacturing environment. Basic raw materials are processed through many stages to produce a number of products that are sold as finished goods at various points in those processes.
  The two major raw material streams, that feed the integrated production of the Company's finished goods, are Chlor-Alkali and Hydrocarbon based raw materials.
  Salt, limestone and natural brine are the base raw materials used in the production of Chlor-Alkali products and derivatives. The Company owns salt deposits in Louisiana, Michigan and Texas; Alberta, Canada; Brazil; and Germany. The Company also owns natural brine deposits in Michigan and limestone deposits in Texas.
  Hydrocarbon raw materials include liquefied petroleum gases
(LPG), crude oil, naphtha, natural gas, benzene, fuel oil and coal. These raw materials are used in the production of both salable products and energy. Expenditures for these raw materials account for 25% of the Company's operating costs and expenses. These raw materials are purchased by the Company both on long-term contracts and as they become available on the global markets. The Company owns the rights to deposits of lignite in Texas and Louisiana, and natural gas deposits in Germany.
  Other significant raw materials include ammonia, acrylonitrile, aniline, bisphenol, cellulose, octene, organic acids, and toluene diamine. These raw materials are purchased by the Company both on long-term contracts and as they become available on the global markets.
  The Company has, and expects to continue to have, adequate supplies of raw materials during 1996 and subsequent years.

Method of Distribution
All products and services are marketed primarily through the Company's sales force, although in some foreign markets more emphasis is placed upon sale through distributors. No significant portion of the business of any industry segment is dependent upon a single customer.

Competition
The Company experiences substantial competition in each of its industry segments. During 1995, the Company was the second largest chemical company in the United States in terms of sales and in the top five in terms of sales worldwide. The chemical industry has been historically competitive and this condition is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the U.S. and abroad. The Company competes worldwide on the basis of price, quality and customer service.

Patents, Licenses and Trademarks
The Company consistently applies for and obtains United States and foreign patents. As of December 31, 1995 the Company and its consolidated subsidiaries owned approximately 4,000 active United States patents and approximately 9,200 active foreign patents, which can be classified as follows: Chemicals and Metals, 300
U.S. and 500 foreign; Performance Chemicals, 1,000 U.S. and 3,200 foreign; Plastics, 500 U.S. and 800 foreign; Performance
Plastics, 1,100 U.S. and 2,600 foreign; Hydrocarbons and Energy, 100 U.S. and 200 foreign; and Diversified Businesses/Unallocated, 1,000 U.S. and 1,900 foreign. Dow's primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had patent and technology royalty income of $23 million in 1995, $19 million in 1994 and $15 million in 1993, and paid royalties to others of $6 million in 1995, $8 million in 1994, and $7 million in 1993. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the "Dow in Diamond" trademark. Although the Company considers that, in the aggregate, its patents, licenses and trademarks constitute valuable assets, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Research and Development
The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $808 million in 1995 compared to $783 million in 1994 and $786 million in 1993. The Company employs approximately 5,500 people in various research and development activities.

Other Activities
Dow owns, through its Liana Limited subsidiary, 100 percent of the stock of Dorinco Reinsurance Company, a Michigan stock property and casualty company which engages in the insurance and reinsurance business. In addition, the Company effectively owns 100 percent of the stock of two Bermuda and one Irish insurance companies.

Principal Partly Owned Companies
Principal companies in which Dow owns a 50 percent interest include Dow-United Technologies Composite Products, Inc., a manufacturer of composite products; Gurit-Essex, A.G., a Swiss company, which supplies European automobile manufacturers with proprietary specialty products; and Dow Corning Corporation, a manufacturer of silicone and silicone products, which voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code (see Note Q to the Financial Statements). In addition, Dow has a 45 percent interest in Total Raffinaderij Nederland N.V., which provides feedstocks for Dow's major petrochemical site at Terneuzen, the Netherlands, and also services the Benelux and nearby markets.

Protection of the Environment
Matters pertaining to the environment are discussed in Legal
Proceedings, Management's Discussion and Analysis of Financial
Condition and Results of Operations and Notes A and Q to the Financial Statements.

Financial Information About Foreign and Domestic Operations and
 Export Sales

In 1995, the Company derived 55 percent of its sales and had 47 percent of its plant investment outside the United States. While the Company's international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, to carry any greater risk than its operations in the United States. Information on sales, operating income and identifiable assets by geographic area for each of the last three years appears in Note S to the Financial Statements and a discussion of the Company's risk management program for foreign exchange and interest rate risk management appears in Note J to the Financial Statements.

Number of Products
Dow manufactures and supplies more than 2,500 product families and services and no single one accounted for more than 5 percent of the Company's consolidated sales in 1995. No significant portion of the business of any industry segment is dependent upon a single customer.

Employees
The personnel count at December 31, 1995 was 39,537 versus 53,730 at the end of 1994, 55,436 at the end of 1993 and 61,353 at the end of 1992. Excluding the discontinued pharmaceutical businesses, the personnel count has been reduced by 21 percent over the last three years. This reduction in personnel reflects continuing rationalization and work process improvements throughout the company.

ITEM 2.  PROPERTIES
The Company operates 94 manufacturing sites in 30 countries. The Company considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The Company's Chemicals and Plastics production facilities and plants operated at approximately 92 percent of capacity during 1995. On a global basis, Dow operates 12 major production plants, the locations of which are as follows:

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

  Including the major production facilities, the Company has plants and holdings in the following geographic areas:

  United States:      36 manufacturing locations in 15 states
  Canada:              8 manufacturing locations in 3 provinces.
  Europe:             27 manufacturing locations in 15 countries.
  Latin America:      12 manufacturing locations in 6 countries.
  Pacific:            11 manufacturing locations in 7 countries.

  All of the above Dow plants are owned in fee, subject to certain easements of other persons which, in the opinion of Dow, do not substantially interfere with the continued use of such properties or materially affect their value.
  A summary of plant properties, classified by type, is contained in Note G to the Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

Breast Implant Matters
The Company and Corning Incorporated ("Corning") are each 50 percent shareholders in Dow Corning Corporation ("Dow Corning"). Dow Corning, and in many cases the Company and Corning as well, have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain shareholders of the Company have filed separate consolidated class action complaints alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. The Company and one of its former officers have also been sued in two separate class action complaints (now consolidated) alleging that the defendants violated duties imposed by the federal securities laws regarding disclosure of information material to a reasonable investor's assessment of the magnitude of the Company's exposure to direct liability in silicone breast implant litigation. In a separate action, a Corning shareholder has sued certain Dow Corning Directors (including three current Company Directors and two former Company Directors) alleging breaches of state law duties relating to the manufacture and marketing of silicone breast implants and seeking to recover unquantified money damages derivatively on Corning's behalf.
  Two separate derivative actions have been brought in the federal court, Southern District of New York, by Company shareholders purportedly on the Company's behalf. In Kas, et al. v. Butler, et al., two Company shareholders brought suit in 1992, naming as defendants all persons who were serving the Company as Directors on December 31, 1990, certain Dow Corning Directors, Dow Corning, Corning and certain Dow Corning officers, seeking derivatively on the Company's behalf unquantified money damages. In Rubinstein, et al. v. Ludington, et al., four Company shareholders brought suit in 1992, naming as defendants Dow Corning's Directors who were also Company Directors and three former Company Directors, also seeking derivatively on the Company's behalf unquantified money damages. Plaintiffs in both cases subsequently made demands that the Company's Board bring suit on behalf of the Company. After the Board rejected those demands, the plaintiffs refiled their complaints alleging that the demands were wrongfully rejected.
  On May 15, 1995, Dow Corning announced that it had voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, all claims against Dow Corning (although not against its co-defendants) are automatically stayed.

Breast Implant Matters (Continued)
  It is impossible to predict the outcome of each of the above described legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote, except as described below.
  In January 1994, Dow Corning announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"); litigation and claims outside the Settlement Agreement;
and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million. As a result of the Dow
Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to the Company. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
  Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.
  On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt-out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
  The Company is separately named as a defendant in a total of 13,141 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
  Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, however, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a shareholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with its insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.

Breast Implant Matters (Continued)
  After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in 4,006 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and 121 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and has been appealed. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. Plaintiffs have appealed Judge Lobis' ruling. Other rulings that are not final decisions are also subject to reconsideration by the trial courts. The Company expects that plaintiffs will file motions to reconsider in some states as a result of Judge Pointer's April 25 decision. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the state product liability cases.
  The Company is also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal
District Court Judge Paul A. Magnuson has been appointed by the
Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25 decision, and granted the Company's request to
enter a final judgment in its favor.   Plaintiffs have appealed the
final judgment to the U.S. Court of Appeals for the Eighth Circuit.
  On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's shareholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed similar cross-claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
  In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
  Three breast implant product liability cases brought against the Company have now gone to trial. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company.
On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. The Company intends to appeal the verdict. The Company will also file a claim in Dow Corning's bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the Nevada verdict.
  With the principal exception of the cases filed in Michigan and approximately 150 cases filed in Texas, Dow Corning or the Company have removed virtually all cases originally filed in state courts across the country to various federal courts. The removed cases have been, in most instances, transferred to Judge Pointer. Plaintiffs have asked Judge Pointer to remand those cases back to their states of origin, and the Company has opposed that motion.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

Seldane
In July 1992, two class actions lawsuits were filed in the United States District Court for the Western District of Missouri alleging that Marion Merrell Dow Inc. ("MMD"), then a subsidiary of the Company, violated the federal securities laws as a result of alleged false statements and omissions regarding the drug Seldane. The suits, which were brought by purchasers of MMD stock and sought unquantified damages, also named the Company as a defendant, principally because of its status as an alleged "controlling person" of MMD. In addition to seeking recovery against MMD and the Company, the suits named as defendants a variety of entities and individuals including certain Directors of MMD (some of whom are also Directors of the Company) and certain underwriters of a 1992 offering of MMD stock. Subsequently, plaintiffs filed a consolidated amended class action complaint in the same court consolidating the two previously filed complaints and captioned In re Marion Merrell Dow Securities Litigation. The consolidated amended class action complaint does not name the Company as a defendant but reserves the right to name the Company in the future should discovery disclose a basis for doing so. In December 1992, plaintiffs and the Company entered into an agreement conditionally tolling the statute of limitations as to any action against the Company.
  In addition, in July 1992, a derivative suit captioned Harris J. Sklar v. Ewing M. Kauffman, et al. was filed in the Court of Chancery of the State of Delaware against MMD (as nominal defendant) and certain past and present Directors of MMD, including Messrs. Falla, Popoff and Stavropoulos, who are also Directors of the Company. The suit sought unquantified damages allegedly suffered by MMD as a result of alleged breaches of fiduciary duty and waste of corporate assets by its Directors in connection with the marketing of Seldane and alleged disclosures and omissions regarding Seldane made to consumers and to the investing public. On February 28, 1993, the Court entered an order dismissing without prejudice the complaint as against all defendants.
  Management believes that the above actions are without merit. Furthermore, it is the opinion of the Company's management that the possibility that litigation of these claims would materially impact the Company's consolidated financial statements is remote.

Transaction with Hoechst A.G.
Between February 28 and April 7, 1995, following an announcement of discussions between the Company and Hoechst A.G. and its affiliates ("Hoechst") regarding the possible acquisition by Hoechst of Marion Merrell Dow Inc. ("MMD") for $25.75 per share and of the Company's Latin American pharmaceuticals business for $200 million, eleven class action complaints were filed in the Delaware Chancery Court for New Castle County against MMD, its Directors (certain of whom are also the Company's Directors) and the Company. Hoechst is also a defendant in one of those lawsuits. In general, the complaints allege that the Company violated its fiduciary duties to MMD's shareholders by failing to maximize the purchase price of MMD's shares in negotiating the transactions. Plaintiffs seek class certification, injunctive relief, compensation for an unspecified amount of losses and damages, and, in some cases, to have the Company ordered to evaluate alternatives, ensure no conflicts of interest, and appoint an independent special committee or shareholder committee to review all offers. (See page 31 of this Annual Report on Form 10-K for a description of the transaction between the Company and Hoechst as finally agreed and closed.) It is impossible to predict the outcome or to estimate the cost to the Company of resolving these legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote.

Environmental Matters
The Company has agreed to participate in the Toxic Substances Control Act, Section 8(e) compliance audit program and expects to pay a civil penalty of $1 million some time during 1996.
  On September 27, 1993, February 23, 1994, and October 31, 1994, the U.S. Environmental Protection Agency (the "EPA") filed actions against the Company alleging violations of the boiler and industrial furnace regulations. The Company agreed to pay a total of $388,983 in settlement of $1,029,204 of proposed civil fines with respect to four Company sites. Proposed civil fines for one additional Company site total $576,790.
  On May 31, 1994, the EPA filed an action against the Company alleging violations of the Clean Water Act at the Company's Ludington, Michigan site. Proposed civil fines total $125,000.
  On July 1, 1994, the Louisiana Department of Environmental Quality served a Penalty Notice on the Company alleging three spills which violated the Louisiana Clean Water Act, seeking proposed civil fines totaling $120,740, including administrative expenses.
  DowElanco, a general partnership 60% owned by the Company, received a letter dated November 30, 1994 from the EPA regarding incident reporting under Section 6(a)(2) of the Federal Insecticide, Fungicide and Rodenticide Act. On August 17, 1995, a United States Environmental Appeals Board approved a consent agreement between DowElanco and the EPA under which DowElanco paid a civil fine of $876,000 to resolve the matter.

Environmental Matters (Continued)
  On December 19, 1994, the Texas Natural Resource Conservation Commission sent a proposed order to the Company seeking administrative civil penalties of $519,350 for alleged violations of the Texas Clean Air Act.
  On August 11, 1995, the EPA filed an administrative enforcement action against the Company in connection with the Company's report of exceedances of its limits for the discharge of phosphorus and certain other chemicals to the Tittabawassee River for several months in 1994 and 1995. No demand for monetary sanctions was made. Based on the same facts, Michigan's Attorney General and the Michigan Department of Natural Resources filed an action against the Company on August 18, 1995 in the Circuit Court for Ingham County, Michigan, seeking "appropriate penalties" in excess of $50,000. A third action, also based on the same facts, was filed on August 15, 1995 in the U.S. District Court for the Eastern District of Michigan by PIRGIM Public Interest Lobby. That action seeks the payment of unspecified amounts, costs and attorney fees.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company's executive officers as of March 11, 1996.

Anthony J. Carbone, 55, Dow Group Vice President for Plastics, Hydrocarbons and Energy. Director since 1995.
Employee of Dow since 1962. Dow Latin America Marketing Director for Plastics 1974-76. Dow Business Manager for STYROFOAM 1976-80, Director of Marketing for Functional Products and Systems 1980-83.
Dow U.S.A. General Manager of the Coatings and Resins Department 1983-86, General Manager of Separation Systems 1986-87, Vice President Dow Plastics 1987-91. Dow North America Group Vice President for Plastics 1991-93. Group Vice President, Dow Plastics 1993-95. Group Vice President - Plastics, Hydrocarbons and Energy 1995 to date. Director, Dow-United Technologies Composite Products, Inc.* Board member of the Society of Plastics Industries and the American Plastics Council.

Michael D. Parker, 49, Dow Group Vice President, Vice President for Chemicals and Metals,and President of Dow North America. Director since 1995. Employee of Dow since 1968. Dow Europe S.A.* Product
Marketing Manager for Epoxy Resins 1977-79, Director of Marketing for Inorganic Chemicals 1979-82, Director of Marketing for Organic Chemicals 1982-83, Commercial Director for the Functional Products Department 1983-84. Dow U.S.A. General Manager of the Specialty Chemicals Department 1984-87. Dow Chemical Pacific Limited*
Commercial Vice President 1987-88, President 1988-93. Dow Group Vice President 1993 to date, Group Vice President - Chemicals and Hydrocarbons 1993-95, Vice President for Chemicals and Metals 1995 to date. President Dow North America 1995 to date. Director of Destec Energy, Inc.* and the National Association of Manufacturers.

Frank P. Popoff, 60, Chairman of the Dow Board of Directors. Director since 1982.
Employee of Dow since 1959.  Dow Europe S.A.* Executive
Vice President 1980-81, President 1981-85. Dow Executive Vice President 1985-87, President 1987-93, President and Chief Operating Officer 1987, Chief Executive Officer 1987-95. Chairman of the Board 1992 to date. Director of American Express Company, U S WEST, Inc. and Chemical Financial Corporation. Past Chairman of the Chemical Manufacturers Association. Member of The Business Council, The Conference Board, the American Chemical Society, the National LEAD Council and the Michigan Business Partnership.

J. Pedro Reinhard, 50, Dow Financial Vice President, Treasurer and Chief Financial Officer. Director since 1995.
Employee of Dow since 1970. Dow Brazil Area Finance Director 1978-81. Dow Europe S.A.* Finance Director 1981-85, Vice President 1985-88. Managing Director, Dow Italy 1985-88. Dow Assistant Treasurer 1984-85, Treasurer 1988 to date, Vice President 1990-95, Financial Vice President and Chief Financial Officer 1995 to date. Director of DowElanco* and Destec Energy, Inc.* Chairman of the Board of Liana Limited.* Member of the Financial Accounting Standards Advisory Council, National Association of Corporate Treasurers and the Financial Executives Institute.

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)
William S. Stavropoulos, 56, Dow President and Chief Executive Officer. Director since 1990. Employee of Dow since 1967. President of Dow Latin America 1984-85. Dow U.S.A. Commercial Vice President for Basics and Hydrocarbons 1985-87. Group Vice President for Plastics and Hydrocarbons 1987-90. President of Dow U.S.A. 1990-93. Dow Vice President 1990-91, Senior Vice President 1991-93, President 1993 to date, Chief Operating Officer 1993-95, Chief Executive Officer 1995 to date. Director of Dow Corning Corporation,* Chemical Financial Corporation, and Chemical Bank and Trust Company. Member of the American Chemical Society, The Business Roundtable, and the Society of Chemical Industry (Executive Committee). Serves on the Joint Automotive Suppliers Governmental Action Council and the University of Notre Dame Advisory Council for the College of Science. Board member of the American Plastics Council (Executive Committee), Chemical Manufacturers Association (Executive Committee), University of Washington Foundation, American Enterprise Institute for Public Policy Research, Midland Community Center, and U.S. Council for International Business (Executive Committee).

Each of these executive officers was elected by the Board of Directors to hold office until the next annual election of officers. As provided by the Bylaws of the Company, the Board of Directors elects the officers at its first meeting after each annual meeting of the stockholders.

* A number of Company entities are referred to in the biographies and are defined as follows. (Some of these entities have had various names over the years and the names and relationships to the Company, unless otherwise indicated, are stated as they exist today.) Dow Corning Corporation and Dow-United Technologies Composite Products, Inc., corporations 50 percent-owned by Dow; DowElanco, a general partnership 60 percent-owned by Dow; Destec Energy, Inc., a majority-owned subsidiary of Dow; Dow Chemical Pacific Limited, Dow Europe
  S.A. and Liana Limited, all ultimately wholly-owned subsidiaries of Dow. Ownership by Dow described above may be either direct or indirect.


                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The principal market for the Company's common stock is the New York Stock Exchange. On February 8, 1996, the Company declared a cash dividend of 75 cents per share, payable April 30, 1996, to stockholders of record on March 29, 1996. This will be the 337th consecutive quarterly dividend since 1912. There were 130,156 common stockholders of record as of March 11, 1996.
  Quarterly market and dividend information can be found in Part II,
Item 8 (Supplementary Data) on page 47.


    ITEM 6.  SELECTED FINANCIAL DATA


The Dow Chemical Company and Subsidiaries
Five-year Summary of Selected Financial Data


In millions, except as noted         (Unaudited)                       1995     1994     1993     1992     1991
----------------------------------------------------------------------------------------------------------------
    Summary of Operations (Restated)
       Net sales                                                     20,200   16,742   15,052   15,493   15,822
       Cost of sales                                                 13,337   12,131   11,370   11,862   11,874
       Insurance and finance company operations, pretax (income)        (61)     (40)     (98)     (15)     (95)
       Research and development expenses                                808      783      786      799      773
       Promotion and advertising expenses                               416      411      367      381      366
       Selling and administrative expenses                            1,771    1,594    1,485    1,583    1,551
       Amortization of intangibles                                       38       43       68       45       44
       Special charge                                                     0        0        0      433      370
       ---------------------------------------------------------------------------------------------------------
       Operating income                                               3,891    1,820    1,074      405      939
       Investment and sundry income (expense)                          (222)      77      462      145      450
       Interest expense-net                                            (140)    (271)    (278)    (443)    (368)
       ---------------------------------------------------------------------------------------------------------
       Income before provision for taxes on income and
         minority interests                                           3,529    1,626    1,258      107    1,021
       Provision for taxes on income                                  1,442      654      514       67      269
       Minority interests' share in income                              196      200      171      120       56
       Preferred stock dividends                                          7        7        7        7        7
       ---------------------------------------------------------------------------------------------------------
       Income (loss) from continuing operations                       1,884      765      566      (87)     689
       Cumulative effect of accounting change                             -        -        -     (765)       -
       Discontinued operations net of taxes on income                   187      166       71      356      246
       ---------------------------------------------------------------------------------------------------------
       Net income (loss) available for common stockholders            2,071      931      637     (496)     935
       ---------------------------------------------------------------------------------------------------------
       Per share of common stock (dollars) :
          Income (loss) from continuing operations                     7.03     2.77     2.07    (0.32)    2.55
          Net income available for common stockholders (1)             7.72     3.37     2.33     0.99     3.46
          Cash dividends declared                                      2.90     2.60     2.60     2.60     2.60
          Cash dividends paid                                          2.80     2.60     2.60     2.60     2.60
       Average common shares outstanding (thousands)                268,243  276,094  273,620  271,647  270,477
       Convertible preferred shares outstanding (thousands)           1,521    1,549    1,567    1,586    1,592
    ------------------------------------------------------------------------------------------------------------
    Year-end Financial Position
       Total assets                                                 $23,582  $26,545  $25,505  $25,360  $24,727
       Working capital                                                4,953    2,075    2,001    1,802    1,584
       Plant properties-gross                                        23,218   23,210   21,608   21,444   20,663
       Plant properties-net                                           8,113    8,726    8,580    8,801    8,775
       Long-term obligations and redeemable preferred stock           4,733    5,325    5,918    6,201    6,083
       Total debt                                                     5,403    6,578    6,944    7,469    7,652
       Net stockholders' equity                                       7,361    8,212    8,034    8,064    9,441
    -------------------------------------------------------------------------------------------------------------
    Financial Ratios
       Research and development expenses
         as percent of net sales (restated)                             4.0%     4.7%     5.2%     5.2%     4.9%
       Income before provision for taxes and minority interests
         as percent of net sales (restated)                            17.5%     9.7%     8.4%     0.7%     6.5%
       Return on average stockholders' equity (1)                      26.9%    11.3%     7.9%     3.3%     9.9%
       Book value per common share                                   $30.69   $29.63   $29.36   $29.69   $34.90
       Debt as a percentage of total capitalization                    36.3%    38.0%    39.9%    42.5%    42.3%
    ------------------------------------------------------------------------------------------------------------
    General
       Capital expenditures                                          $1,417   $1,183   $1,397   $1,595   $1,908
       Depreciation (restated)                                        1,369    1,224    1,252    1,260    1,228
       Wages and salaries paid                                        2,734    3,239    3,332    3,263    3,101
       Cost of employee benefits                                        696      832      887      938      711
       Number of employees at year-end (thousands)                     39.5     53.7     55.4     61.4     62.2
       Number of stockholders of record at year-end (thousands) (2)   111.1    114.5    102.5    105.9    108.4
    ------------------------------------------------------------------------------------------------------------
    (1) Before cumulative effect of accounting change in 1992.
    (2) Stockholders of record as reported by the transfer agent. The Company estimates that there are an additional
    132.000 stockholders whose shares are held in nominee names, or in dividend reinvestment accounts without underlying registered shares.
                                                                12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The company's consolidated statements of income and cash flows for 1994 and 1993 have been restated to present Dow's pharmaceutical businesses as discontinued operations due to their sale in the second quarter of 1995.

   To improve stockholders' ability to evaluate Dow's performance, external industry segments have been revised to reflect the company's reorganization around 15 global businesses. All segment information for 1994 and 1993 has been restated to align with the new reporting segments.

   The discussions in this annual report contain both historical information and forward-looking statements. The forward-looking statements involve risks and uncertainties that affect the company's operations, markets, products, services, prices and other factors as discussed in the company's filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors.

Results of Operations
Net sales for 1995 of $20.2 billion increased 21 percent from $16.7 billion in 1994 and 34 percent from $15.1 billion in 1993. Improved economic conditions globally led to higher selling prices and an increase in volume, as illustrated in the Sales Price and Volume table on Page 17. All geographic areas and all industry segments had higher sales versus 1994 with Europe showing particularly strong growth of 33 percent. Selling prices increased 17 percent versus 1994 and were up across all geographic areas and segments. Volume increased 4 percent versus 1994 with the gains occurring outside the United States. Sales in the United States accounted for 45 percent of the total sales in 1995, 48 percent in 1994 and 50 percent in 1993. Sales and other data by industry segment and geographic area are provided in Note S to the Financial Statements.
  Operating income more than doubled from $1.8 billion in 1994 to $3.9 billion in 1995 due to the stronger selling prices and a moderate volume increase. Operating income for 1993 was $1.1 billion.

CHEMICALS AND METALS
Chemicals and Metals had a 34 percent gain in sales in 1995 compared to 1994, reporting $3.3 billion in sales versus $2.5 billion. The sales gain in 1995 represented a 1 percent increase in volume and a 33 percent increase in price versus 1994. In 1993, sales were $2.3 billion.
  Operating income rose 237 percent to $1.1 billion from $337 million in 1994. Operating income in 1993 was $154 million.
  During 1995, caustic soda prices recovered, more than doubling from 1994 levels, as sales contracts were renewed at higher prices. Vinyl chloride monomer (VCM) saw significant price gains in the first half of the year. After mid-year, however, VCM prices weakened due to the impact of inventory correction, particularly in the U.S. and western Europe.
  During the year, Dow announced a number of capacity expansions in its Chemicals and Metals business. In order to supply growing internal derivative demands, the company plans to add 750 million pounds of chlor-alkali capacity over the next two years with expansions at its Freeport, Texas, and Stade, Germany, manufacturing sites.
  To keep pace with the long-term growth in the global polyvinyl chloride market, Dow intends to bring an additional 350 million pounds of VCM capacity on line at its Fort Saskatchewan, Alberta, manufacturing site by 1997. The company also plans to expand capacity further on the U.S. Gulf Coast.
  As a result of continued growth in the propylene oxide and derivatives market, especially polyurethanes, Dow plans to add 500 million pounds of capacity by the end of 1998, with capacity coming on line as driven by demand. This capacity increase is in addition to the 500 million pounds of propylene oxide capacity Dow previously announced it would add at its manufacturing sites in Texas, Louisiana, Germany and Brazil by the end of 1996.
  In the spring of 1996, Dow will start up new technology at its Texas facility to manage by-products of the propylene oxide manufacturing process. The technology will recover raw materials in the waste stream, which will result in lower waste management costs.
  Chlorinated organics started up a new plant in Stade, Germany, to convert perchloroethylene to trichlorethylene in order to meet the growing demand for that product. At year-end, Dow exited the methyl chloroform business, following guidelines established by the Montreal Protocol. This exit did not have a material impact on the Chemicals and Metals segment.
  A new cogeneration facility, constructed and partially owned by Destec Energy, Inc., is now supplying the steam and power requirements for Dow's cal/mag business in Ludington, Michigan. The facility will be a key factor in the future competitiveness of the business as it lowers manufacturing costs.

Outlook for Chemicals and Metals
In 1996, it is expected that prices for ethylene dichloride and VCM will rise from the low base of the fourth quarter of 1995. This, coupled with anticipated stable pricing for caustic soda, magnesium, propylene oxide and many of the chlorinated organics, should result in a favorable pricing environment for Chemicals and Metals in 1996.
  In the first two quarters of 1996, Chemicals and Metals volume is expected to remain flat with the second half of 1995, consistent with the global market cycle for these products. Volume is expected to rise in the last half of the year.

PERFORMANCE CHEMICALS
Sales for Performance Chemicals were up 15 percent in 1995 compared to the previous year and up 25 percent versus 1993. Sales were $4.2 billion, $3.7 billion, and $3.4 billion for 1995, 1994 and 1993, respectively. Volume gains of 9 percent and price increases of 6 percent contributed to higher sales in 1995 versus 1994.
  Operating income was $670 million, up 30 percent from $514 million in 1994. In 1993, operating income was $403 million.
  During the year, emulsion polymers experienced higher sales and profits as a result of favorable styrene pricing and growing demand in the U.S. and Europe. Toward the end of the year, a weakening in demand in the pulp and paper industry led to some price softening, which is expected to continue into 1996.
  To meet growing demand in the emerging markets of southeast Asia and the Middle East, Dow brought on line about 50 million pounds of latex capacity in Indonesia and Saudi Arabia. The company divested its latex interests in Sumitomo Dow Limited as part of a restructuring of that joint venture.
  Dow's Specialty Chemicals business had a very strong year with many products setting new global records for sales and volume. GAS/SPEC solvents and services set its third consecutive record for sales and profitability as the result of solid price and demand. Polyglycols, Ethocel ethylcellulose resins, Versene chelants, Methocel cellulose ethers, oxygenated solvents, Dowfax surfactants, and diphenyl oxide
(DPO) all achieved record profits.
  Dow added polyglycol capacity in Europe and butylene oxide capacity in North America to meet growing global demand for these products. New DPO production technology is being installed in Texas, allowing phenol to be integrated as a raw material. This technology will be brought on line in the first half of 1996 and will replace an older unit in Michigan, which will be shut down.
  Volume growth for liquid separations was strong during the year, but prices softened. As part of a global restructuring of its liquid membranes business, the company is closing a manufacturing unit in Nakskov, Denmark.
  Drytech superabsorbents saw substantial price weakening in 1995 as a result of new capacity added to the industry.
  In 1995, Dow sold its aspirin business and Generon Systems as the company made strategic shifts in its business portfolio to focus its resources on core businesses. None of the divestitures undertaken during the year will have a material impact on the Performance Chemicals segment.
  Dow had record sales of agricultural products through DowElanco, which is a global joint venture between Dow and Eli Lilly, with Dow holding a 60 percent share. The record sales and profits were due to price increases of 4 percent and volume gains of 9 percent. Strong growth in demand in the Pacific and higher sales in Europe, driven by improved conditions in the cereal grain market, contributed to the record performance.
  In 1995, DowElanco introduced the Sentricon termite colony elimination system. Sentricon uses new technology to eliminate entire colonies of termites. DowElanco expects U.S. registration in late 1996 for a new line of Naturalyte insecticides based on fermentation technology, initially targeted at the cotton and vegetable markets.
  DowElanco announced in January 1996 that it would form a strategic alliance with Mycogen Corporation, a diversified agricultural biotechnology company. This new alliance will increase the company's participation in this exciting new technology.

Outlook for Performance Chemicals
The Performance Chemicals segment is expected to experience another good year in 1996 based on the strength of demand and pricing for many of the specialty chemicals. Prices for emulsion polymers are expected to soften in 1996. DowElanco sees opportunities for continued growth in 1996, especially in Europe and the Pacific.

PLASTICS
Plastics reported sales of $3.9 billion in 1995, an increase of 28 percent versus the previous year. Sales were $3.1 billion in 1994 and $2.5 billion in 1993. Prices rose 29 percent, compared to 1994, while volume declined 1 percent.
  Operating income rose 178 percent to $1.5 billion, versus $531 million in 1994. Operating income in 1993 was $89 million.
  Plastics had a record 1995, with solid price and volume increases in the first half of the year resulting in record sales in the first and second quarters. In the third quarter, demand weakened as the result of inventory correction in the U.S. and Europe and actions taken by China to cut off imports of plastics.
  Polyethylene experienced record sales and profits in 1995 on the strength of increased prices, notably in the first half of the year.

  Polystyrene had another outstanding year. Results were driven by significant price increases supported by increased industry pricing for styrene monomer. Dow was also able to retain the significant volume increases achieved in 1994.
  Dow's polystyrene business added the equivalent of two world scale plants in 1995: a joint venture with Siam Cement resulted in a new 200 million pound grassroots plant in Map Ta Phut, Thailand, and proprietary manufacturing technology yielded an additional 165 million pounds around the world.
  During the year, a number of significant acquisitions were undertaken in the pursuit of value-growth opportunities.
  The company received European Union approval for the acquisition of three formerly state-owned chemical companies in eastern Germany
(BSL). As part of this acquisition, Dow plans to build a linear low density polyethylene plant, as well as upgrade an existing low density polyethylene plant.
  During 1995, the company announced its intention to enter the polypropylene and purified terephthalic acid (PTA)/poly-ethylene terephthalate (PET) markets. Dow plans to construct a polypropylene unit at BSL to come on line in 1998. In January 1996, Dow acquired EniChem's INCA International SpA, providing the company with PTA/PET production capability.
  The company also led a consortium that acquired Petroquimica Bahia Blanca (PBB) in Argentina, giving the company a strong polyolefins position in the important four-nation Mercosur trading bloc of Argentina, Brazil, Paraguay and Uruguay.

Outlook for Plastics
During the first half of 1996, the Plastics segment is expected to see greater pricing stability and a modest increase in demand. During the second half of the year, pricing is expected to trend upward as demand again approximates supply in large volume plastics markets.

PERFORMANCE PLASTICS
Sales for Performance Plastics were $5.4 billion in 1995, an increase of 18 percent versus $4.5 billion in 1994. In 1993, sales were $4.1 billion. Increases of 13 percent in price and 5 percent in volume contributed to the sales gains in 1995 versus 1994.
  Operating income rose 73 percent to a record $1.1 billion in 1995. Operating income was $611 million and $304 million for 1994 and 1993, respectively.
  In 1995, polyurethanes and epoxies had record sales and profitability. Prices for these products increased steadily during the year, showing less quarter-to-quarter volatility than the Plastics segment. Engineering thermoplastics (ETPs) sales increased versus a year ago as higher prices offset lower demand from the auto industry.
  Dow divested its ABS interests in Sumitomo Dow, leaving the joint venture to focus on polycarbonate applications. In the first half of the year, Sumitomo Dow added 50 million pounds of additional polycarbonate capacity to meet the demands of the small appliance, computer and automotive markets. The ABS divestiture will not have a material impact on the Performance Plastics segment.
  Lower manufacturing costs and reduced expenses contributed to record profitability for Fabricated Products. Prices were up slightly and volume held steady with growth in Europe offsetting a modest volume decline in the U.S. A new production facility for Styrofoam brand products was brought on line mid-year in Turkey to supply the European market.
  The global commercialization of Insite technology continues. Sales of polymers produced via Insite technology are exceeding expectations. These product families are gaining rapid acceptance by customers globally because of their unique functionality and cost performance. To meet growing demand, Dow has converted two production units in Texas to produce polymers based on Insite technology and has announced that another conversion will take place at its operations in Spain, with an expected start-up date of April 1996.

Outlook for Performance Plastics
Demand is expected to continue to grow for Performance Plastics, although at a slightly lower rate than in 1995. Prices are expected to increase modestly.
  DuPont Dow Elastomers L.L.C., a planned 50-50 joint venture between Dow and DuPont which will produce a broad portfolio of general purpose and specialty elastomers, announced the formation of a leadership team for the new company in September 1995. The official start-up of the enterprise is planned in the first quarter of 1996. Combined global elastomer sales for the two companies currently are about $1 billion. The new enterprise has the potential to grow at more than twice the industry rate, leading to total revenues of $2 billion within five years. This growth will be led by application development programs for Insite technology.

HYDROCARBONS AND ENERGY
Hydrocarbons and Energy reported sales of $2.4 billion in 1995, up 16 percent from $2 billion in 1994 and 31 percent compared to $1.8 billion in 1993. This segment saw price gains of 9 percent and volume gains of 7 percent compared to the previous year.

  Hydrocarbons and Energy reported an operating loss of $83 million, compared to operating income of $74 million in 1994 and $46 million in 1993.
  Operating rates in the industry were high during the first half of the year due to strong derivatives demand, coupled with the need to rebuild ethylene inventories that were critically low at the end of 1994. As a result, incremental capacity expansions were brought on line within the industry. In the second half of the year, there was a slowdown in ethylene demand as derivatives were in a destocking mode. This led to lower operating rates and price decreases that bottomed at the end of the year.
  Ethylene and styrene production for Dow continued at high operating rates that were above the industry average.
  Overall, yearly average unit feedstock costs for Hydrocarbons and Energy were up 8 percent in 1995 compared to the previous year, in line with crude oil increases for liquid feedstocks, although energy and light feedstocks were down about 3 percent. In December 1994, an ethylene plant in Texas, with an annual capacity of 1.5 billion pounds, was brought on line, and the associated aromatics integration was successfully completed. Preliminary engineering work was undertaken for a staged expansion of the ethylene cracker in Alberta, Canada. The initial phase of the expansion is expected to be completed by mid-1998, and will increase plant capability to between 1.8 and 2 billion pounds. Future expansion will occur as ethylene is required to meet demand. Capacity is planned ultimately to be increased to 2.3 billion pounds per year.
  The acquisition of Petroquimica Bahia Blanca (PBB) gives Dow access to ethane-based ethylene in Argentina. PBB currently has a production capacity of 539 million pounds of ethylene per year. It is the only regional producer using ethane as its principal raw material, providing a cost advantage to the company.
  A cogeneration project for the Terneuzen site was approved and is due to start up in 1997. The new cogeneration plant, which will replace less efficient facilities, will be built by Destec Energy, Inc., under a joint venture with local utility companies.
  Independent power producer Destec Energy, Inc., a publicly traded Dow subsidiary (77 percent owned), reported revenues for 1995 of $641 million, compared with $727 million in 1994 and $674 million in 1993.
  Operating results were down substantially, reflecting the losses experienced by its Texas cogeneration facilities following the expiration of major utility power sales contracts in 1995 and 1994. In 1995, Destec placed some of its available Texas capacity and will place additional amounts in 1996.
  Destec has increased activity in international markets with the announcement of power project developments in England and Taiwan, which were added to an international portfolio of developing projects that includes Canada and the Netherlands. Destec acquired interests in a fifth international project in the Dominican Republic, and the Crockett cogeneration project near San Francisco. Destec also successfully completed and started up the Wabash River Coal Gasification Repowering Project in Terre Haute, Indiana.
  In 1995, Destec put the equivalent of 768 megawatts of new generating capacity into operation. At year-end, Destec had seven projects in construction or advanced development, representing additional capacity of more than 1,700 megawatts.

Outlook for Hydrocarbons and Energy
As derivative demand trends upward in 1996, ethylene operating rates are expected to increase, leading to a stronger market in the second half of the year. No major expansions are being added in 1996.
  Dow's joint venture styrene plant with Siam Cement in Thailand is expected to be brought on line at the end of the year to capture growth in southeast Asia countries.
  In 1996, Destec plans to pursue aggressively additional opportunities to place its available Texas power. With regard to international markets, Destec plans to continue to proceed toward finalization of its power purchase agreement for the Taiwan project, finance the project in the Netherlands, and finance and begin operations of the projects in the United Kingdom and the Dominican Republic. Destec also plans to begin operations of its project in Ontario, Canada, in late 1996.

DIVERSIFIED BUSINESSES AND UNALLOCATED
The operating results of DowBrands, New Businesses, including Dow Environmental Inc., and consolidated insurance and finance subsidiaries are grouped in this segment together with activities and overhead cost variances not allocated to other segments.
  Sales for this segment were $966 million, $953 million and $927 million, in 1995, 1994 and 1993, respectively.
  This segment reported an operating loss of $363 million in 1995, versus an operating loss of $247 million in 1994. In 1993, this segment had an operating income of $78 million.
  DowBrands, Dow's consumer products affiliate, had sales of $866 million, up from $845 million in 1994 and $846 in 1993.
  DowBrands restructured its organization in the third quarter, reducing the U.S. workforce by 4 percent and lowering administrative costs. The sale of the Personal Care Business was completed in November.
  The Home Food Management value center had a strong year with sales in North America up 11 percent versus the prior year. Ziploc brand bags had record sales despite new competition introduced in the U.S. early in 1995. Sales in the rest of the world were down 2 percent. In early 1996, a letter of intent was signed between DowBrands Europe and The Melitta Group of Germany to form a joint venture that combines both food care businesses in the European area.

  Sales for the Home Care value center remained flat. Volume growth for Dow bathroom cleaner with Scrubbing Bubbles, Spray'N Wash tough stain remover and Smart Cleanser soft scouring cleanser, which earned a 21 percent market share after its first full year on the market, was offset by declines in laundry products.
  The New Businesses unit performs research aimed at developing new high-value products. New product development has been targeted on two key market segments: advanced structural materials and advanced electronic materials. These businesses represent significant value-growth opportunities that would allow Dow to leverage its existing strength in polymer chemistry. Dow's goal is to have all these research and development projects cash neutral in the fifth year of development. To achieve this goal, the company has set strict project milestones.
  In 1995, Dow ended its collaboration with Ballard Power Systems Inc. to develop fuel cell technology, sold its Advanced Cleaning Systems business, and announced it would sell Boride Products Inc., as the company worked to focus its resources on high-value businesses. These divestitures will not have a material impact on the company.
  The primary components of the 1995 operating loss in this segment were severance costs of $181 million, research and other expenses of $109 million related to new developmental activities in New Businesses, and overhead cost variances not allocated to other segments of $119 million. These costs were partially offset by pretax income from the insurance and finance company operations of $61 million. The 1994 operating loss was related to severance costs of $124 million, activities in New Businesses of $91 million, and asset write-offs and provisions for environmental remediation of $38 million not assigned to Dow's other industry segments. These costs were partially offset by pretax income from the insurance and finance company operations of $40 million. The 1993 operating income of this segment was comprised primarily of pretax income from the insurance and finance company operations of $98 million and favorable variances resulting from resource use reduction of $60 million, which were partially offset by expenses related to new developmental activities in the New Businesses of $70 million.

Outlook for Diversified Businesses
In January 1996, Dow Environmental Inc. formed a joint venture with the Radian subsidiary of The Hartford Steam Boiler Inspection and Insurance Company to provide environmental, information technology, and strategic chemical management services. The joint venture, named Radian International LLC, is expected to have sales of nearly $400 million in 1996.
  Overall performance for DowBrands is expected to improve, in part through the introduction of several product improvements and line extensions. Manufacturing costs are expected to decrease with the improved productivity at the Urbana, Ohio, facility and the closing of the Mauldin, South Carolina, plant.

COMPANY SUMMARY

Operating Income
Operating income was $3.9 billion in 1995, up 114 percent from $1.8 billion in 1994 and 263 percent from $1.1 billion in 1993. Gross margin improved by $2.3 billion versus 1994, primarily as a result of higher selling prices.



Sales Price and Volume

                                        1995                    1994                    1993
------------------------------------------------------------------------------------------------------
Percentage changes              Price  Volume  Total    Price  Volume  Total    Price  Volume  Total
 from prior year
------------------------------------------------------------------------------------------------------
Geographic Areas:
  United States                  12%     -       12%      1%     7%      8%       -      3%       3%
  Europe                         25      8%      33       4      8      12      (12)%   (2)     (14)
  Rest of World                  16      8       24       3     15      18       (3)     4        1
  All Areas                      17      4       21       3      8      11       (5)     2       (3)
------------------------------------------------------------------------------------------------------
Industry Segments:
  Chemicals and Metals           33%     1%      34%      4%     3%      7%      (6)%    -       (6)%
  Performance Chemicals           6      9       15      (1)     9       8       (2)     2%       -
  Plastics                       29     (1)      28      12     10      22       (8)     2       (6)
  Performance Plastics           13      5       18      (1)    11      10       (4)     2       (2)
  Hydrocarbons and Energy         9      7       16       6      7      13       (6)     9        3
  Diversified Businesses          -      1        1      (2)     5       3        2     (9)      (7)
   and Unallocated
  All Segments                   17      4       21       3      8      11       (5)     2       (3)

                                  17

Operating Income (Continued)
  The ratio of operating income to sales was 19 percent in 1995, versus 11 percent in 1994 and 7 percent in 1993. Sales price increases across all segments and volume increases in Performance Chemicals and Performance Plastics led to the improved 1995 results. Operating income substantially improved in most segments. Prices began to show noticeable improvement in the latter half of 1994 and this continued until late 1995. The United States contributed 41 percent of the total operating income in 1995 compared to 56 percent in 1994 and 74 percent in 1993. The United States portion of the total decreased as a result of operating income improvements in Europe and the rest of the world. Operating income in Europe was $1.1 billion in 1995 versus $237 million in 1994 and a $23 million loss in 1993. Operating income from Rest of World showed continued improvement, increasing to $1.2 billion in 1995 from $559 million in 1994 and $302 million in 1993.


Operating Costs and Expenses

                                                           1994      1993
Cost Components as a Percent of Total:          1995   Restated  Restated
--------------------------------------------------------------------------
Hydrocarbons and energy                           25%        26%       25%
Wages, salaries and employee benefits             21         22        25
Maintenance                                        5          6         7
Depreciation                                       8          8         9
Supplies, services and other raw materials        41         38        34
--------------------------------------------------------------------------
Total                                            100%       100%      100%
--------------------------------------------------------------------------

  Dow's global plant operating rates for its chemicals and plastics businesses were 92 percent of capacity in 1995 and 1994 and 85 percent in 1993. The 1995 sales volume growth of 4 percent over 1994 was primarily achieved by new capacity while the 1994 growth of 8 percent over 1993 was primarily achieved by higher plant operating rates. Depreciation expense was $1.4 billion in 1995, $1.2 billion in 1994 and $1.3 billion in 1993.
  Research and development, promotion and advertising, and selling and administrative expenses increased by $207 million or 7 percent compared to 1994.
  Research and development expenses were $808 million for 1995, up 3 percent compared to 1994 while 1994 was flat compared to 1993.
  Promotion and advertising expenses of $416 million were flat against $411 million in 1994; 1993 costs were $367 million.
  Selling and administrative expenses for 1995 were $1.8 billion, up 11 percent from $1.6 billion in 1994 which was up 7 percent from $1.5 billion in 1993. The increase in 1995 was primarily the result of variable compensation accruals based on improved company earnings and the negative impact of exchange rate changes on expenses incurred outside the U.S. Selling and administrative expenses represented 9 percent of sales in 1995 and 10 percent in 1994 and 1993.
  The personnel count at December 31, 1995 was 39,537 versus 53,730 at the end of 1994, 55,436 at the end of 1993 and 61,353 at the end of 1992. Excluding the discontinued pharmaceutical businesses, the personnel count has been reduced by 21 percent over the last three years. This reduction in personnel reflects continuing rationalization and work process improvements throughout the company.

Net Income
Net income available for common stockholders in 1995 was $2.1 billion or $7.72 per share, an increase of 122 percent compared to net income of $931 million or $3.37 per share in 1994. The increase is primarily attributable to increased sales prices. The increase of 46 percent in 1994, compared to 1993 net income of $637 million or $2.33 per share, was primarily due to stronger operating results.
  The following table summarizes the impact of special items on earnings per common share.


                                                        1994           1993
                                         1995       Restated       Restated
---------------------------------------------------------------------------
Impact of Dow Corning Corporation
  breast implant charges                    -         $(.25)         $(.70)
Net gain (loss) on investments        $(1.24)          (.26)          1.31
Discontinued operations                   69            .60            .26
Other earnings                          8.27           3.28           1.46
---------------------------------------------------------------------------
Net earnings per common share         $ 7.72          $3.37          $2.33
---------------------------------------------------------------------------

  Dow's share of the earnings of 20%-50% owned companies amounted to $70 million compared to $29 million in 1994 and a loss of $127 million in 1993. The major impact on this was from Dow Corning Corporation in which the company is a 50 percent shareholder. Excluding Dow Corning, Dow's shares of 20%-50% company earnings were $44 million, $26 million and $16 million for 1995, 1994 and 1993, respectively. Dow Corning reported net losses of $7 million in 1994 and $287 million in 1993. In 1995 the company did not record its share of equity earnings in Dow Corning after the first quarter due to Dow Corning's filing for protection under Chapter 11 and the company's write-down of its investment as discussed below. Dow Corning's 1994 and 1993 losses reflected after tax charges against income related to breast implant litigation of $152 million and $415 million, respectively. The negative impact of these charges on Dow's net income was $70 million or 25 cents per share in 1994 and $192 million or 70 cents per share in 1993. See Note Q to the Financial Statements for further discussion of breast implant litigation.
  Interest expense (including capitalized interest) and amortization of debt discount increased $72 million to $434 million in 1995, up 20 percent from $362 million in 1994 and up 5 percent from $413 million in 1993. The apparent increase in 1995 was primarily due to the apportionment of interest to discontinued operations in the restatement of 1994 results (see Note C to the Financial Statements).
  Interest income and foreign exchange-net improved $191 million to $289 million in 1995 versus $98 million in 1994. The gain was primarily attributable to the investment of the cash received from the sale of the pharmaceutical businesses. For a discussion of the company's risk management program for both foreign currency and interest rate risk, see Note J to the Financial Statements.
  The loss on investments of $330 million in 1995 was due to the company's write-down of its investment in Dow Corning as a result of Dow Corning's decision to file for Chapter 11 (see Note Q to the Financial Statements). In 1994, Dow recorded a loss on investments of $42 million. The loss was due to a $132 million pretax charge related to the pending sale of the Personal Care Business of DowBrands. Partially offsetting this charge was a pretax gain of $90 million recorded by the company on the sale of its common shares of Magma Power Company, primarily as a result of the merger agreement between Magma and California Energy Company, Inc. In 1993, Dow recorded a net gain on investments of $592 million, primarily due to the sale of its interest in Dowell Schlumberger and portions of its interests in Magma and Crestar Energy Inc. Acquisitions and divestitures are discussed in Note C to the Financial Statements.
  The provision for taxes on income was $1.4 billion in 1995 versus $654 million in 1994 and $514 million in 1993. Dow's overall effective tax rate for 1995 was 40.9 percent versus 40.2 percent for 1994 and
40.9 percent for 1993. The underlying factors affecting Dow's overall effective tax rates are discussed in Note D to the Financial Statements. U.S. and other tax law and rate changes during the year did not have a material impact on Dow.
  Minority interests' share of net income in 1995 was $196 million compared to $200 million in 1994 and $171 million in 1993. The 1994 increase reflected the improved profitability of DowElanco, which is 60 percent owned, as well as the full-year impact of certain limited partnerships (see Note K to the Financial Statements).
  Discontinued operations accounted for an after tax gain of $187 million in 1995, $169 million of which resulted from the sale of Dow's shares of Marion Merrell Dow to Hoechst A.G. for $5.1 billion and the sale of the company's Latin American pharmaceutical businesses to Roussel Uclaf S.A. for $133 million in the second quarter 1995. A further $18 million income after tax was earned from the operations of the pharmaceutical businesses in the first quarter 1995. Provision for taxes was $418 million, $382 million on the sale and $36 million from operations. The income, net of taxes, from operations in 1994 and 1993 was $166 million and $71 million with provision for taxes of $125 million and $92 million, respectively (see Note C to the Financial Statements).

Dividends
The Board of Directors has announced a quarterly dividend of 75 cents per share, payable April 30, 1996, to stockholders of record on March 29, 1996. This will be the 337th consecutive quarterly dividend since 1912. Dow has maintained or increased the dividend throughout that time. In 1995, the company increased declared dividends to $2.90 per common share from $2.60 in 1994 and 1993.

Environment
Dow's global operations are subject to increasingly stringent laws and government regulations related to environmental protection and remediation. Dow's environmental responsibilities and potential liabilities receive direct and ongoing scrutiny by management to ensure compliance with these laws and regulations. Dow's Environmental Management Standard clearly defines the overall environmental management system, performance objectives and design requirements needed to minimize the long term cost of environmental protection as well as to comply with these laws and regulations. This standard was reviewed, revised and re-communicated throughout the organization in 1995. It is Dow's stated policy that all global operations and products meet Dow's Environmental Management Standard or their country's laws and regulations, whichever is more stringent. Assessments are used by management to measure continually and report Dow's progress against this standard and its performance objectives.

  It has been Dow's policy to adhere to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. First, Dow works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal (incineration) means.
Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated and determined infeasible. Dow has specific requirements for wastes that are transferred to non-Dow facilities. Wastes that are recycled, treated or recovered for energy off-site represent less than 1 percent of the total amount of wastes reported as part of the Pollution Prevention Act.
  Dow's policy of treating its wastes on-site has resulted in less than 10 percent of its total environmental liability being directed at remediation under federal or state "Superfund" statutes. Dow's focused approach to waste and emission reduction resulted in achieving its public commitment to reduce global emissions of 17 priority compounds (as defined by the U.S. Environmental Protection Agency's 33/50 program) and emissions of an expanded list of compounds (defined by each geographic area) by 50 percent by 1995 (1988 base year). Global reductions of 65 percent and 53 percent, respectively, were achieved one year ahead of schedule in 1994. Dow is in the process of developing new environmental, health and safety performance improvement goals for the year 2005. These goals, as well as other performance data, will be made available in May 1996 with the publication of Dow's EH&S Progress Report.
  The costs of site remediation are accrued as a part of the shutdown of a facility or, in the case of a landfill, over its useful life. The nature of such remediation includes the cleanup of soil contamination and the closure of landfills and other waste management facilities.
The policies adopted to reflect properly the monetary impacts of environmental matters are discussed in Note A to the Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available.
  Dow has been named as a potentially responsible party (PRP) under federal or state Superfund statutes at approxi-mately 85 sites. Dow readily cooperates in remediation at sites where its liability is clear, thereby minimizing legal and administrative costs. However, at several of these Superfund sites, Dow has had no known involvement and is contesting all liability; at many others, Dow disputes major liability, believing its responsibility to be de minimis. Because current law imposes joint and several liability upon each party at a Superfund site, Dow has evaluated its potential liability in light of the number of other companies which have also been named PRPs at each site, the estimated apportionment of costs among all PRPs and the financial ability and commitment of each to pay its expected share.
  Management has estimated that the company's probable liability for the remediation of Superfund sites at December 31, 1995 was $17 million, which has been accrued. In addition, receivables of $14 million for probable third-party recoveries have been recorded related to these sites. Other recoveries are possible since Dow has numerous insurance policies secured from many carriers at various times that may provide coverage at different levels for environmental liabilities. The company is currently involved in litigation to determine the scope and extent of such coverage. Dow has not recorded any receivables for these possible recoveries.
  In addition to the Superfund-related liability referenced above, Dow had an accrued liability of $258 million at December 31, 1995 representing the total probable costs that the company could incur related to the remediation of current or former Dow-owned sites. The company had not recorded as a receivable any third-party recovery related to these sites.
  In total, Dow's accrued liability for probable environmental remediation and restoration costs was $275 million at December 31, 1995, as compared to $234 million at the end of 1994. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to 50 percent higher.
  The amounts charged to income on a pretax basis related to environmental remediation totaled $89 million in 1995, $64 million in 1994 and $69 million in 1993. Capital expenditures for environmental protection were $80 million in 1995, $103 million in 1994 and $149 million in 1993. Capital expenditures for environmental protection are currently projected at $76 million in 1996 and $82 million in 1997.
  It is the opinion of the company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the company's consolidated financial statements.

Capital Expenditures
Capital spending for the year was $1.4 billion, up 21 percent from $1.2 billion in 1994 and flat with $1.4 billion in 1993. Capital spending in 1994 and 1993 includes spending in pharmaceuticals of $109 million and $193 million, respectively. The increase of $245 million in 1995 was the direct result of the company's investment of $318 million to purchase assets formerly leased. Approximately 40 percent of the company's capital expenditures was directed toward additional capacity for new and existing products, while about 10 percent was committed to projects related to environmental protection, safety and loss prevention, and industrial hygiene. The remaining capital was utilized to maintain the company's existing asset base, including projects related to cost reduction, energy conservation and facilities support. Major projects underway during 1995 included an s/b latex plant at Menak, Indonesia; an expansion of waste treatment facilities in Terneuzen, the Netherlands; an upgrade of the MDI facilities in La Porte, Texas; and a new parabis and bisphenol-A plant and an allyl chloride/epichlorohydrin rehabilitation in Stade, Germany. Start-up on each of these plants has been completed and they are now operational. Because the company designs and builds most of its capital projects in-house, it had no major capital commitments, other than for the purchase of materials from fabricators.

Liquidity and Capital Resources
The sale of Marion Merrell Dow Inc. (MMDI) to Hoechst A.G. for $5.1 billion had a very positive effect on the liquidity and capital resources of the company. The impact can be seen in the improvement in working capital, decreased short-term borrowings, decreased long-term debt and increased purchase of treasury shares.
  Operating activities provided $3.3 billion in cash in 1995, as compared to $2.7 billion in 1994 and $2.1 billion in 1993 (see the Consolidated Statements of Cash Flows). The items affecting operating activities are discussed in the operating income and net income analyses. Cash provided by investing activities was $2.9 billion in 1995, due to the MMDI sale, versus cash used in investment activities of $1.3 billion in 1994 and $615 million in 1993.
  Total working capital at year-end was $5.0 billion versus $2.1 billion at the end of 1994. Cash, cash equivalents, marketable securities and interest-bearing deposits increased by $2.3 billion. Inventories and trade receivables together decreased $680 million in 1995, primarily as a result of the sale of the pharmaceutical businesses. Days-sales-in-inventory were 90 days, 80 days and 82 days at the end of 1995, 1994 and 1993, respectively. Days-sales-outstanding-in-receivables were 56 days at the end of 1995 and 52 days for 1994 and 1993.
  Short-term borrowings at December 31, 1995 were $323 million, a decrease of $418 million from year-end 1994. Long-term debt due within one year decreased $159 million to $375 million at the end of 1995 compared to $534 million at the end of 1994. Long-term debt due in 1996 will be funded by operating cash flows. Accounts payable decreased by $316 million to $2.2 billion and income taxes payable increased $127 million during the year.
  Long-term debt was $4.7 billion, a decrease of $598 million from year-end 1994. During the year, $247 million of new long-term debt was incurred while $951 million of long-term debt was retired and $375 million was transferred to long-term debt due within one year.
  Total debt was $5.4, $6.6 and $6.9 billion at December 31, 1995, 1994 and 1993, respectively. Net debt, which equals total debt less cash, cash equivalents, marketable securities and interest-bearing deposits, was $2.0, $5.4 and $6.1 billion at December 31, 1995, 1994 and 1993, respectively. The debt to total capitalization ratio decreased to 36 percent at year-end 1995 from 38 percent at the end of 1994.
  In 1989 and 1995, the Board of Directors authorized, subject to certain business and market conditions, the purchase of the company's common stock. Due to the favorable cash flow created by the sale of the pharmaceutical businesses, $2.1 billion worth of common stock was purchased in 1995 versus $38 million in 1994 and $17 million in 1993 (see Note L to the Financial Statements).
  The company has unused and available credit facilities with various U.S. and foreign banks totaling $1.9 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.3 billion are available for use by foreign subsidiaries.
  At December 31, 1995, there was a total of $1.4 billion in available SEC registered debt securities between Dow and Dow Capital plc., a wholly owned subsidiary, and 30 billion in available Japanese yen (approximately $291 million) registered with Japan's Ministry of Finance.
  Minority interest in subsidiary companies decreased during the year from $2.5 to $1.8 billion at the end of 1995, as a result of the sale of MMDI.
  The company's strong position of $2.8 billion in cash and cash equivalents will support its involvement in new acquisitions and joint ventures as discussed in Note C to the Financial Statements. There are two other possibilities for substantial cash requirements. Eli Lilly and Company (Lilly) holds a put option which could require the company to purchase Lilly's 40 percent interest in DowElanco at fair market value (see Note Q to the Financial Statements). And, in 1996, the outside investors in DowBrands L.P. could liquidate or terminate the limited partnership which would cause the partners' capital accounts to be redeemed at current fair value (see Note K to the Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Responsibility for Financial Statements and Independent Auditors' Report
---------------------------------------------------------------------------

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

To the Stockholders and Board of Directors of The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Midland, Michigan
February 7, 1996

                                  22

                                                                     The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

                                                                                                1994      1993
In millions, except for per share amounts                                             1995  Restated  Restated
--------------------------------------------------------------------------------------------------------------
Net Sales                                                                          $20,200   $16,742   $15,052
--------------------------------------------------------------------------------------------------------------
Operating Costs and Expenses  Cost of sales                                         13,337    12,131    11,370
                              Insurance and finance company
                                 operations, pretax income                             (61)      (40)      (98)
                              Research and development expenses                        808       783       786
                              Promotion and advertising expenses                       416       411       367
                              Selling and administrative expenses                    1,771     1,594     1,485
                              Amortization of intangibles                               38        43        68
                              --------------------------------------------------------------------------------
                              Total operating costs and expenses                    16,309    14,922    13,978
--------------------------------------------------------------------------------------------------------------
Operating Income                                                                     3,891     1,820     1,074
Other Income (Expense)        Equity in earnings (losses) of
                                  20%-50% owned companies                               70        29      (127)
                              Interest expense and amortization of debt discount      (434)     (362)     (413)
                              Interest income and foreign exchange-net                 289        98       140
                              Net gain (loss) on investments                          (330)      (42)      592
                              Sundry income (expense)-net                               43        83        (8)
                              ---------------------------------------------------------------------------------
                              Total other income (expense)                            (362)     (194)      184
---------------------------------------------------------------------------------------------------------------
Income before Provision for Taxes on Income and Minority Interests                   3,529     1,626     1,258
Provision for Taxes on Income                                                        1,442       654       514
Minority Interests' Share in Income                                                    196       200       171
Preferred Stock Dividends                                                                7         7         7
---------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                    1,884       765       566
Discontinued Operations       Income from pharmaceutical businesses,
                               net of taxes on income                                   18       166        71
                              Gain on sale of pharmaceutical businesses,
                               net of taxes on income                                  169         -         -
---------------------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                                        $2,071      $931      $637
---------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding                                                    268.2     276.1     273.6
---------------------------------------------------------------------------------------------------------------
Earnings per Common Share from Continuing Operations                                 $7.03     $2.77     $2.07
Earnings per Common Share                                                            $7.72     $3.37     $2.33
Common Stock Dividends Declared per Share                                            $2.90     $2.60     $2.60
---------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                                                                        23

                                                                     The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                                                 December 31
In millions                                                                                     1995      1994
--------------------------------------------------------------------------------------------------------------
                              Assets
-------------------------------------------------------------------------------------------------------------
Current Assets                Cash and cash equivalents                                       $2,839      $569
                              Marketable securities and interest-bearing deposits                611       565
                              Accounts and notes receivable:
                                 Trade (less allowance for doubtful receivables-
                                         1995, $53; 1994, $104)                                2,729     3,359
                                 Other                                                         1,380     1,099
                              Inventories:
                                 Finished and work in process                                  2,197     2,079
                                 Materials and supplies                                          551       633
                              Deferred income tax assets-current                                 247       389
                              ---------------------------------------------------------------------------------
                              Total current assets                                            10,554     8,693
---------------------------------------------------------------------------------------------------------------
Investments                   Capital stock at cost plus equity in accumulated
                                 earnings of 20%-50% owned companies                             848       931
                              Other investments                                                1,558     1,529
                              Noncurrent receivables                                             314       330
                              ---------------------------------------------------------------------------------
                              Total investments                                                2,720     2,790
---------------------------------------------------------------------------------------------------------------
Plant Properties              Plant properties                                                23,218    23,210
                              Less accumulated depreciation                                   15,105    14,484
                              ---------------------------------------------------------------------------------
                              Net plant properties                                             8,113     8,726
---------------------------------------------------------------------------------------------------------------
Other Assets                  Goodwill (net of accumulated amortization-
                                         1995, $177; 1994, $676)                                 658     4,365
                              Deferred income tax assets-noncurrent                              779     1,132
                              Deferred charges and other assets                                  758       839
                              ---------------------------------------------------------------------------------
                              Total other assets                                               2,195     6,336
---------------------------------------------------------------------------------------------------------------
Total Assets                                                                                 $23,582   $26,545
---------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.


                                                                        24

                                                                   The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                                                 December 31
In millions, except for share amounts                                                           1995      1994
---------------------------------------------------------------------------------------------------------------
                              Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------
Current Liabilities           Notes payable                                                     $323      $741
                              Long-term debt due within one year                                 375       534
                              Accounts payable:
                                 Trade                                                         1,529     1,928
                                 Other                                                           717       634
                              Income taxes payable                                               791       664
                              Deferred income tax liabilities-current                             55        56
                              Dividends payable                                                  192       202
                              Accrued and other current liabilities                            1,619     1,859
                              ---------------------------------------------------------------------------------
                              Total current liabilities                                        5,601     6,618
---------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                                 4,705     5,303
Other Noncurrent              Deferred income tax liabilities-noncurrent                         659       644
Liabilities                   Pension and other postretirement benefits-noncurrent             1,880     1,987
                              Other noncurrent obligations                                     1,260     1,253
                              ---------------------------------------------------------------------------------
                              Total other liabilities                                          3,799     3,884
---------------------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                                                      1,775     2,506
---------------------------------------------------------------------------------------------------------------
Temporary Equity              Temporary equity-other                                             313         -
                              Preferred stock (authorized 250,000,000 shares of $1.00 par value each; issued Series A-1995: 1,521,175; 1994: 1,549,014)
                                 at redemption value                                             131       133
                              Guaranteed ESOP obligation                                        (103)     (111)
                              ---------------------------------------------------------------------------------
                              Total temporary equity                                             341        22
---------------------------------------------------------------------------------------------------------------
Stockholders' Equity          Common stock (authorized 500,000,000 shares of $2.50 par
                                 value each; issued 1995 and 1994: 327,125,854)                  818       818
                              Additional paid-in capital                                         315       326
                              Retained earnings                                               10,159     8,857
                              Unrealized gains (losses) on investments                            62       (21)
                              Cumulative translation adjustments                                (349)     (330)
                              Treasury stock, at cost (shares 1995: 76,168,614;
                                 1994: 50,002,967)                                            (3,644)   (1,438)
                              ---------------------------------------------------------------------------------
                              Net stockholders' equity                                         7,361     8,212
---------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                   $23,582   $26,545
---------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.
                                                                        25

                                                                     The Dow Chemical Company and Subsidiaries
Consolidated Statements of Stockholders' Equity

In millions                                                                           1995      1994      1993
--------------------------------------------------------------------------------------------------------------
Common Stock                  Balance at beginning and end of year                    $818      $818      $818
--------------------------------------------------------------------------------------------------------------
Additional Paid-in Capital    Balance at beginning of year                             326       366       350
                              Tax benefit of contingent value rights                     -         -        34
                              Issuance of treasury stock at less than cost             (11)      (40)      (18)
                              --------------------------------------------------------------------------------
                              Balance at end of year                                   315       326       366
---------------------------------------------------------------------------------------------------------------
Retained Earnings             Balance at beginning of year                           8,857     8,645     8,720
                              Net income                                             2,078       938       644
                              Preferred stock dividends declared                        (7)       (7)       (7)
                              Common stock dividends declared                         (769)     (719)     (712)
                              ---------------------------------------------------------------------------------
                              Balance at end of year                                10,159     8,857     8,645
----------------------------------------------------------------------------------------------------------------
Unrealized Gains (Losses)     Balance at beginning of year                             (21)      105        (2)
on Investments                Unrealized gains (losses)                                 83      (126)      107
                              ---------------------------------------------------------------------------------
                              Balance at end of year                                    62       (21)      105
---------------------------------------------------------------------------------------------------------------
Cumulative Translation        Balance at beginning of year                            (330)     (304)     (107)
Adjustments                   Translation adjustments                                  (19)      (26)     (197)
                              ---------------------------------------------------------------------------------
                              Balance at end of year                                  (349)     (330)     (304)
---------------------------------------------------------------------------------------------------------------
Treasury Stock                Balance at beginning of year                          (1,438)   (1,596)   (1,715)
                              Purchases                                             (2,115)      (38)      (17)
                              Reclassification to Temporary Equity                    (313)        -         -
                              Issuance to employees and employee plans                 222       196       136
                              ---------------------------------------------------------------------------------
                              Balance at end of year                                (3,644)   (1,438)   (1,596)
---------------------------------------------------------------------------------------------------------------
Net Stockholders' Equity                                                            $7,361    $8,212    $8,034
---------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.
                                                                        26

                                                                     The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
                                                                                      1995      1994      1993
In millions                                                                                 Restated  Restated
---------------------------------------------------------------------------------------------------------------
Operating Activities          Income from Continuing Operations                     $1,884      $765      $566
                              Adjustments to reconcile net income to net cash
                                provided by operating activities:
                                  Depreciation and amortization                      1,442     1,302     1,352
                                  Provision for deferred income tax                    268        41        47
                                  Undistributed (earnings) losses of 20%-50%
                                    owned companies                                    (35)      (17)      162
                                  Minority interests' share in income                  196       200       171
                                  Net (gain) loss on investments                       330        42      (592)
                                  Net gain on sale of plant properties                 (24)      (73)      (48)
                                  Other net                                            (99)      (69)       52
                              Changes in assets and liabilities that
                                provided (used) cash:
                                  Accounts receivable                                 (311)     (612)      (78)
                                  Inventories                                         (369)     (245)      176
                                  Accounts payable                                      15       456        78
                                  Other assets and liabilities                         (40)      689      (354)
                              Operating activities related to
                                 discontinued operations                                84       250       554
                              ---------------------------------------------------------------------------------
                              Cash provided by operating activities                  3,341     2,729     2,086
---------------------------------------------------------------------------------------------------------------
Investing Activities          Purchases of plant properties                         (1,417)   (1,074)   (1,204)
                              Investments in unconsolidated affiliates                (325)      (43)      (27)
                              Purchases of consolidated companies
                                (net of cash acquired)                                 (10)        -         -
                              Proceeds from sales of plant properties                  107       108        77
                              Proceeds from outside investors
                                in limited partnerships                                  -         -       200
                              Proceeds from sale of pharmaceutical businesses
                               (net of cash divested)                                5,060         -         -
                              Purchases of investments                              (2,260)   (1,419)     (237)
                              Proceeds from sales of investments                     1,751     1,358       952
                              Investing activities related to
                                 discontinued operations                               (28)     (219)     (376)
                              ---------------------------------------------------------------------------------
                              Cash provided by (used in) investing activities        2,878    (1,289)     (615)
---------------------------------------------------------------------------------------------------------------
Financing Activities          Changes in short-term notes payable                     (390)      (29)      121
                              Proceeds from issuance of long-term debt                 247       100     1,056
                              Payments on long-term debt                              (951)     (340)   (1,598)
                              Purchases of treasury stock                           (2,115)      (38)      (17)
                              Proceeds from sales of common stock                      158       110        82
                              Distributions to minority interests                     (155)     (187)     (111)
                              Dividends paid to stockholders                          (766)     (723)     (719)
                              Financing activities related to
                                 discontinued operations                                16      (170)     (251)
                              ---------------------------------------------------------------------------------
                              Cash used in financing activities                     (3,956)   (1,277)   (1,437)
---------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                  7        (1)       (2)
Summary                       Increase in cash and cash equivalents                  2,270       162        32
                              Cash and cash equivalents at beginning of year           569       407       375
                              ---------------------------------------------------------------------------------
                              Cash and cash equivalents at end of year              $2,839      $569      $407
---------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------
Table of Contents
                                                           Page
A    Summary of Significant Accounting Policies             28
B    Accounting Change                                      30
C    Acquisitions and Divestitures                          30
D    Taxes on Income                                        32
E    Inventories                                            33
F    Related Company Transactions                           33
G    Plant Properties                                       33
H    Leased Properties                                      33
I    Notes Payable, Long-Term Debt and
      Available Credit Facilities                           34
J    Financial Instruments                                  36
K    Limited Partnerships                                   38
L    Stockholders' Equity                                   38
M    Stock Option Plans                                     39
N    Redeemable Preferred Stock                             39
O    Pension Plans                                          40
P    Other Postretirement Benefits                          41
Q    Commitments and Contingent Liabilities                 42
R    Supplementary Information                              44
S    Industry Segments and Geographic Areas                 45


A Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries (the Company) include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Investments in companies 20%-50% owned (related companies) are accounted for on the equity basis.
  The Company's consolidated statements of income and cash flows have been restated to reflect the pharmaceutical businesses as discontinued operations (See Note C). Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 1995.

Use of Estimates in Financial Statement Preparation
The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

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

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

A Summary of Significant Accounting Policies (Continued)

Inventories
Inventories are stated at the lower of cost or market. The method of determining cost is used consistently from year to year at each subsidiary and varies among the last-in, first-out (LIFO) method; the first-in, first-out (FIFO) method; and the average cost method.

Plant Properties, Investments and Other Assets
Land, buildings and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is generally provided using the declining balance method. Fully depreciated assets are retained in property and depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.
  The excess of the cost of investments in subsidiaries over the carrying value of assets acquired is shown as goodwill, which is amortized on a straight-line basis over its estimated useful life with a maximum of 40 years.
  The Company evaluates long-lived assets for impairment based on the recoverability of the asset's carrying amount. When it is probable that undiscounted future cash flows will not be sufficient to recover the asset's carrying amount, the asset is written down to its fair value.

Gain Recognition on Sale of Subsidiaries' Stock
Company policy is to record gains from the sale or other issuance of previously unissued stock by its subsidiaries.

Financial Instruments
Interest differentials on swaps and forward rate agreements designated as hedges of exposures to interest rate risk are recorded as adjustments to interest expense over the contract period. Premiums for early termination of derivatives designated as hedges are amortized as adjustments to interest expense over the original contract period. Interest derivatives not designated as hedges are marked-to-market at the end of each accounting period.
  The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forwards, options, swaps, etc.) which take into account the present value of estimated future cash flows. Investments in debt and marketable equity securities are classified as either Trading, Available-for-Sale or Held-to-Maturity. Investments classified as Trading are reported at fair value with unrealized gains and losses included in income. Investments classified as Available-for-Sale are reported at fair value with unrealized gains and losses recorded in a separate component of stockholders' equity. Investments classified as Held-to-Maturity are recorded at amortized cost.
  The cost of investments sold is determined by specific identification.

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

                                  The Dow Chemical Company and Subsidiaries
--------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

A Summary of Significant Accounting Policies (Continued)

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


B Accounting Change

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (Accounting for Stock-Based Compensation) in October 1995. Under SFAS No. 123, companies are permitted to either adopt this new standard and record expense for stock options and other stock-based employee compensation plans based on their fair value at date of grant, or continue to apply Accounting Principles Board (APB) Opinion No. 25 and increase its footnote disclosure. The Company has decided to continue to apply APB Opinion No. 25 and, in 1996, to increase footnote disclosures to include the pro forma impact on net income and earnings per share of the application of the fair value based method of accounting.
  SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 in 1996 and has not yet determined what impact, if any, adoption of the new standard will have on the Company's financial statements.


C Acquisitions and Divestitures

In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (referred to herein as BSL). Economic transfer of business operations to the Company, through management consulting and service agreements, occurred in June 1995 with legal closing anticipated in mid-1996. The Company will consolidate BSL effective with the legal closing date.
  On closing, the Company will take an 80 percent stake in BSL for an investment of approximately $200. BvS will maintain a 20 percent stake in the operations during a restructuring period of five years. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $167. BvS is providing certain incentives to BSL during the restructuring period to cover portions of the reconstruction program and has retained all environmental cleanup obligations for operations through the legal closing date.

                                  The Dow Chemical Company and Subsidiaries
--------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

C Acquisitions and Divestitures (Continued)

  The Company intends to build several new facilities at the BSL sites including a Dowlex linear low density polyethylene plant and polypropylene, aniline and acrylic acid plants, and to upgrade the chlorine plant and steam cracker. A 16-inch multi-feedstock liquid pipeline will be constructed from the port of Rostock to the Boehlen site, as well as harbor facilities, terminals and pump stations. As part of the restructuring of the acquired sites, several facilities will be closed and demolished.
  In December 1995, a Company-controlled consortium acquired the shares of Petroquimica Bahia Blanca (PBB) and Indupa owned by the Argentine Government for $358. The investment by the Company was $289. This privatization resulted in the consortium owning a controlling interest in and operating PBB, the leading ethylene producer in Argentina, and Indupa. The consortium subsequently agreed, in 1996, to sell Indupa and purchase Polisur, a polyethylene manufacturer. The additional net investment by the Company is expected to be $85.
  In January 1995, the Company and E.I. duPont de Nemours and Company announced their intention to form a 50:50 joint venture to be named DuPont Dow Elastomers L.L.C. The new company will focus on the discovery, development, production and sale of thermoset and thermoplastic elastomer products. The joint venture will be formed by both partners transferring net assets. The estimated book value of assets transferred by the Company will be approximately $500. The combined annual sales of the existing businesses exceed $1 billion. Closing of this transaction is expected in the first quarter of 1996.
  In January 1996, the Company and The Hartford Steam Boiler Inspection and Insurance Company formed a 60:40 joint venture named Radian International LLC. The new company will provide environmental, information technology and strategic chemical management services to industries and governments worldwide. The joint venture was formed by both partners transferring net assets. The value of assets transferred by the Company was approximately $32. Radian International LLC is expected to have annual revenues of nearly $400.
  In January 1996, the Company acquired an 80 percent share in EniChem's INCA International SpA subsidiary, a producer of polyethylene terephthalate (PET) resin and its major precursor, purified terephthalic acid (PTA). The investment by the Company was $161.
  In January 1996, DowElanco, a 60 percent joint venture, announced agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $152, will take approximately a 46 percent equity stake in Mycogen and Mycogen will acquire DowElanco's United Agriseeds subsidiary.
  In June 1995, the Company completed the sale of its 197 million shares of Marion Merrell Dow to Hoechst A.G. for $5.1 billion or $25.75 per share. In addition, subsidiaries of the Company completed the sale of the Company's Latin American pharmaceutical businesses based in Argentina, Brazil and Mexico to Roussel Uclaf S.A. for $133. These two transactions, net of taxes on income of $382, increased the Company's second quarter of 1995 earnings by $169 or 62 cents per share. Net sales of the pharmaceutical businesses were $757 for the period January 1, 1995 through March 31, 1995 and $3.3 billion and $3.0 billion for the years 1994 and 1993, respectively. Provisions for taxes on income were $36, $125 and $92 for the same periods. Discontinued operations included interest expense of $77, $159 and $150 for the periods 1995, 1994 and 1993, respectively, allocated based on net assets employed in the businesses.
  In the fourth quarter of 1994, the Company recorded a pretax charge of $132 related to the pending sale of the Personal Care Business of DowBrands. The sale was completed in November 1995 to Electronic Hair Styling Inc. for $22.
  In separate transactions in 1994 and 1993, the Company sold its ownership in Magma Power Company and recognized pretax gains of $90 and $62, respectively.
  In November 1993, Dow Chemical Canada Inc. (DCCI) sold shares of Crestar Energy Inc. (Crestar). The net proceeds to the Company were $172 and generated a pretax gain of $101. As a result of the sale, DCCI's common share holding in Crestar was reduced from 50 percent to
17.5 percent.
  In January 1993, the Company sold its 50 percent ownership in the Dowell Schlumberger group of companies to Schlumberger Limited. The selling price was $675 in cash and a warrant to purchase 7.5 million shares of Schlumberger stock with an exercise price of $59.95 per share. The warrant is fully vested and nontransferable, and expires in the year 2000. The sale generated a pretax gain of $450.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

D Taxes on Income

Operating loss carryforwards at December 31, 1995 amounted to $609 of which $240 is subject to expiration in the years 1996 through 2000. The remaining balances expire in years beyond 2000 or have an indefinite carryforward period.
  Tax credit carryforwards at December 31, 1995 amounted to $18 of which $12 is subject to expiration in the years 1996 through 2000. The remaining balances expire in years beyond 2000 or have an indefinite carryforward period.
  Undistributed earnings of foreign subsidiaries and related companies which are deemed to be permanently invested amounted to $3,026, $2,053, and $1,782 at December 31, 1995, 1994 and 1993, respectively.
It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

Domestic and Foreign Components of Income before
Taxes on Income and Minority Interests

                                    1995      1994      1993
-------------------------------------------------------------
Domestic                          $1,513      $773      $761
Foreign                            2,016       853       497
-------------------------------------------------------------
Total                             $3,529    $1,626    $1,258
-------------------------------------------------------------

Reconciliation to U.S. Statutory Rate

                                    1995      1994      1993
-------------------------------------------------------------
Taxes at U.S. statutory rate      $1,235      $569      $440
Write-down of investment             124         -         -
Amortization of nondeductible
 intangibles                           2        52        17
Foreign rates other than 35%          15        28        48
Other-net                             66         5         9
-------------------------------------------------------------
Total tax provision               $1,442      $654      $514
-------------------------------------------------------------
Effective tax rate                  40.9%     40.2%     40.9%
-------------------------------------------------------------

Provision for Taxes on Income

                   1995                    1994                  1993
------------------------------------------------------------------------------
         Current Deferred  Total Current Deferred Total Current Deferred Total
------------------------------------------------------------------------------
Federal   $  535     $112   $647    $329      $23  $352    $279      $10  $289
State and
 local       132        -    132      13        3    16      48        2    50

Foreign      507      156    663     271       15   286     140       35   175
------------------------------------------------------------------------------
Total     $1,174     $268 $1,442    $613      $41  $654    $467      $47  $514
-------------------------------------------------------------------------------

Deferred Tax Balances at December 31
                                        1995         1994
---------------------------------------------------------
Property                              $(801)       $(716)
Tax loss and credit carryforwards       204          330
Long-term debt                          177          112
Postretirement benefit obligations      596          673
Other accruals and reserves              75          370
Other - Net                              77           75
---------------------------------------------------------
Subtotal                               $328         $844
Less: Valuation allowance                16           23
---------------------------------------------------------
Total                                  $312         $821
---------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

E Inventories
The amounts of reserve required to reduce inventories from the first-in, first-out (FIFO) basis to the last-in, first-out (LIFO) basis at December 31, 1995 and 1994, were $66 and $119, respectively. The inventories that were valued on a LIFO basis represented 34 and 35 percent of the total inventories at December 31, 1995 and 1994, respectively.
  A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which increased pretax income by $8 in 1995 and $16 in 1994, and decreased pretax income by $18 in 1993.

F Related Company Transactions
In May 1995, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result the Company fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11 (see Note Q).
  The Company's investments in other related companies, accounted for by the equity method, approximate the Company's equity in the net assets of these companies.
  Dividends received from related companies were $33 in 1995, $15 in 1994 and $36 in 1993. All other transactions with related companies, and balances due to or from related companies, were not material in amount.

G Plant Properties

Plant Properties at December 31

                                                 1995           1994
--------------------------------------------------------------------
Land                                          $   371        $   414
Land and waterway improvements                    678            660
Buildings                                       2,043          2,337
Transportation and construction equipment         236            211
Machinery and equipment                        16,452         15,332
Utility and supply lines                        1,340          1,315
Office furniture and equipment                    749            836
Wells and mineral reserves                        383            355
Other                                              74            184
Construction in progress                          892          1,566
--------------------------------------------------------------------
Total                                         $23,218        $23,210
--------------------------------------------------------------------

Depreciation expenses were $1,369 in 1995, $1,224 in 1994 and $1,252 in 1993. Maintenance and repair costs were $895 in 1995, $941 in 1994 and $964 in 1993. Capitalized interest was $28 in 1995, $66 in 1994 and $65 in 1993.

H Leased Properties
The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment under operating leases. In addition, a 77% owned U.S. subsidiary leases a 262 megawatt syngas facility and a Canadian subsidiary leases an ethylene plant. The Company has the option to purchase the ethylene plant and certain other leased equipment and buildings at the termination of the leases. During 1995, the company purchased approximately $318 of leased assets.
  Rental expenses under operating leases were $433, $371 and $427 for 1995, 1994 and 1993, respectively. The minimum future lease commitments for all operating leases follow:

Minimum Operating Lease Commitments
------------------------------------------------
1996                                     $   262
1997                                         253
1998                                         404
1999                                         196
2000                                         148
2001 and thereafter                        1,050
------------------------------------------------
Total minimum lease commitments           $2,313
------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

I Notes Payable, Long-Term Debt and Available Credit Facilities

Notes payable consists of obligations due to banks with a variety of interest rates and maturities. The notes payable outstanding at December 31, 1995 and 1994 were $323 and $741, respectively, on which the year-end weighted average interest rates were 4.29 percent and
4.80 percent, respectively, excluding the effects of short-term borrowings in highly inflationary countries. Included in notes payable at December 31, 1995 and 1994 were commercial paper amounts of $4 and $191, respectively.
  The average interest rate on long-term debt was 6.73 percent in 1995 compared to 6.64 percent in 1994. Annual installments on long-term debt for the next five years are as follows: 1996, $375; 1997, $610; 1998, $308; 1999, $201; 2000, $175.
  The Company had unused and available credit facilities at December 31, 1995, with various U.S. and foreign banks totaling $1.9 billion, which required the payment of commitment fees. Additional unused credit facilities totaling $1.3 billion at December 31, 1995 were available for use by foreign subsidiaries. These facilities are available in support of commercial paper borrowings and working capital requirements.


Promissory Notes and Debentures at December 31

                                        1995        1994
--------------------------------------------------------
4.63%, final maturity 1995                 -      $  150
8.25%, final maturity 1996            $  150         150
5.75%, final maturity 1997               197         200
5.75%, final maturity 2001                 -          15
7.38%, final maturity 2002               145         150
9.35%, final maturity 2002               194         200
7.13%, final maturity 2003               148         150
8.63%, final maturity 2006               187         200
8.55%, final maturity 2009               140         150
9.00%, final maturity 2010               125         150
9.20%, final maturity 2010               193         200
6.85%, final maturity 2013               138         150
7.13%, final maturity 2015                 -          24
9.00%, final maturity 2021               219         300
8.85%, final maturity 2021               188         200
8.70%, final maturity 2022                96         138
7.38%, final maturity 2023               150         150
--------------------------------------------------------
Subtotal                              $2,270      $2,677
--------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

I Notes Payable, Long-Term Debt and Available Credit Facilities
(Continued)


Foreign Bonds at December 31
                                                      1995    1994
------------------------------------------------------------------
6.75%, final maturity 1995, German mark                  -  $  194
5.63%, final maturity 1996, German mark             $  209     194
10.87%, final maturity 1997, British pound sterling    345     374
4.00%, final maturity 1998, Japanese yen               194     201
4.75%, final maturity 1999, Swiss franc                173     152
4.63%, final maturity 2000, Swiss franc                130     114
6.38%, final maturity 2001, Japanese yen               242     251
------------------------------------------------------------------
Subtotal                                            $1,293  $1,480
------------------------------------------------------------------


Other Facilities - Various Rates and Maturities at December 31

                                                      1995    1994
------------------------------------------------------------------
U.S. dollar loans                                   $  126  $    4
Foreign currency loans                                 168     255
9.42%, final maturity 2004, Dow ESOP                   103     111
9.11%, final maturity 2005, MMDI ESOP                    -      90
Medium-term notes, final maturity 2022                 380     585
Pollution control/industrial revenue bonds,
 final maturity 2024                                   781     707
Unexpended construction funds                           (4)    (20)
Capital lease obligations                               11      32
------------------------------------------------------------------
Subtotal                                            $1,565  $1,764
-------------------------------------------------------------------


Long-Term Debt at December 31
                                                      1995    1994
------------------------------------------------------------------
Promissory notes and debentures                     $2,270  $2,677
Foreign bonds                                        1,293   1,480
Other facilities                                     1,565   1,764
Less unamortized debt discount                         (48)    (84)
Less long-term debt due within one year               (375)   (534)
------------------------------------------------------------------
Long-term debt                                      $4,705  $5,303
------------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

J Financial Instruments


Fair Value of Financial Instruments at December 31
                                         1995                                1994
---------------------------------------------------------------------------------------------------
                              Cost   Gain   Loss   Fair Value     Cost   Gain   Loss   Fair Value
---------------------------------------------------------------------------------------------------
Nonderivatives:
 Interest-bearing deposits $   571      -      -      $   571  $    92      -      -     $     92
 Marketable equity and
  debt securities:
  Trading                    2,293      -      -        2,293      414    $20      -          434
  Available-for-Sale:
  Debt securities            1,256  $  38  $  (1)       1,293      824      3   $(22)         805
  Equity securities            367    100    (33)         434      454     64    (45)         473
  Held-to-Maturity              54      -      -           54      408      1     (1)         408
 Other                         262     26      -          288      337      -     (7)         330
---------------------------------------------------------------------------------------------------
 Total investments         $ 4,803  $ 164  $ (34)     $ 4,933  $ 2,529    $88   $(75)     $ 2,542
---------------------------------------------------------------------------------------------------
 Long-term debt            $(4,705)     -  $(442)     $(5,147) $(5,303)   $33      -      $(5,270)
---------------------------------------------------------------------------------------------------
Derivatives relating to:
 Foreign currency                -  $  48  $ (46)     $     2        -    $52   $(70)     $   (18)
 Interest                        -     23    (53)         (30)       -     37    (45)          (8)
 Cross-currency swaps            -      1   (161)        (160)       -     15    (93)         (78)
---------------------------------------------------------------------------------------------------

The cost approximates the fair value for all other financial instruments.


Investments
Total investments at December 31, 1995 and 1994 included cash equivalents of $2,738 and $455, marketable securities and interest-bearing deposits of $611 and $565, and other investments of $1,558 and $1,529, respectively.
  The proceeds from sales of Available-for-Sale securities were $1,292 and $981 and the sales resulted in gross realized gains of $61 and $55 and losses of $20 and $26 in 1995 and 1994, respectively.
  Maturities for most debt securities ranged from one to ten years for the Available-for-Sale classification and one to five years for the Held-to-Maturity classification at December 31, 1995 and 1994.

Foreign Currency Risk Management
The Company's global operations require active participation in the foreign exchange markets. The Company enters into foreign exchange forward contracts and options to hedge various currency exposures or create desired exposures. Exposures primarily relate to (a) assets and liabilities denominated in foreign currency in Europe, Asia and Canada; (b) bonds denominated in foreign currency; and (c) economic exposure derived from the risk that currency fluctuations could affect the dollar value of future cash flows at the operating income level. The primary business objective of the activity is to optimize the U.S. dollar value of the Company's assets, liabilities and future cash flows with respect to exchange rate fluctuations. Hedging is done on a net exposure basis. Namely, assets and liabilities denominated in the same currency are netted and only the balance is hedged.
  At December 31, 1995 and 1994, the Company had forward contracts outstanding with various expiration dates (primarily in January of the next year) to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $5,805 and $6,573, respectively. The unrealized gains or losses on these contracts, based on the foreign exchange rates at December 31, 1995 and 1994, were a gain of $2 and a loss of $18, respectively, and were included in income in "Interest income and foreign exchange-net."
  At December 31, 1995 and 1994, the Company had cross-currency swaps outstanding with a notional principal amount of $2,247 and $1,427, respectively. The $1 in gains and $161 in losses in 1995 and the $15 in gains and $93 in losses in 1994 related to cross-currency swaps were primarily recognized in income in "Interest income and foreign exchange-net" and offset the gains and losses from the assets and liabilities being hedged.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

J Financial Instruments (Continued)

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs, diversifying sources of funding or altering interest rate exposure. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed upon notional principal amount.
  The notional principal on all types of interest derivative contracts at December 31, 1995 and 1994 totaled $3,455 and $2,837, with a weighted average remaining life of 2.7 and 3.3 years, respectively. The $23 in gains and $53 in losses in 1995 and the $37 in gains and $45 in losses in 1994 related to interest derivatives were not recognized in income as they represented hedges of debt-related exposures.

Interest Derivatives at December 31, 1995

                                Notional                Weighted Average Rate
                                                        ---------------------
                                  Amount   Maturities   Receive          Pay
-----------------------------------------------------------------------------
Receive fixed hedge                1,282    1996-2003      6.5%          5.9%
Receive floating hedge             1,507    1996-2004      5.9%          7.0%
Other                                666    1996-2005        -             -
-----------------------------------------------------------------------------


Interest Derivatives at December 31, 1994

                                Notional                Weighted Average Rate
                                                        ---------------------
                                Amount      Maturities  Receive          Pay
-----------------------------------------------------------------------------
Receive fixed hedge             1,630       1995-2005       6.1%         5.5%
Receive floating hedge          1,024       1996-2005       5.5%         6.8%
Other                             183       1995-1998         -            -
-----------------------------------------------------------------------------

  The Company's risk management program for both foreign currency and interest rate risk is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times. The Company uses value at risk and stress tests to monitor risk. Because the counterparties to these contracts are major international financial institutions, credit risk arising from these contracts is not significant and the Company does not anticipate any such losses. The net cash requirements arising from risk management activities are not expected to be material. The Company's overall financial strategies and impacts from using derivatives in its risk management program are reviewed periodically with the Finance Committee of the Company's Board of Directors and revised as market conditions dictate.
  The Company's global orientation in diverse businesses with a large number of diverse customers and suppliers minimizes concentrations of credit risk. No concentration of credit risk existed at December 31, 1995.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

K Limited Partnerships


In April 1993, three wholly owned subsidiaries of the Company contributed assets with an aggregate fair value of $977 to Chemtech Royalty Associates L.P. (Chemtech), a newly formed Delaware limited partnership. In August and October 1993, outside investors acquired limited partner interests in Chemtech totaling 20 percent in exchange for $200.
  In December 1991, three wholly owned subsidiaries of the Company contributed assets with an aggregate market value of $2 billion to DowBrands L.P., a newly formed Delaware limited partnership. Outside investors made cash contributions of $45 in December 1991 and $855 in June 1992 in exchange for an aggregate 31 percent limited partner interest in DowBrands L.P.
  The two partnerships (Chemtech and DowBrands L.P.) are separate and distinct legal entities from the Company and its affiliates and have separate assets, liabilities, businesses and operations. Each partnership has as a general partner a wholly owned subsidiary of the Company which directs the business activities of the partnership and has fiduciary responsibilities to the partnership and its other partners.
  The outside investors in each partnership will receive a cumulative annual priority return on their investments in the partnership and participate in residual earnings. The annual priority return is $14 and $67 for Chemtech and DowBrands L.P., respectively.
  The partnerships will not terminate unless a termination or liquidation event occurs. One such event, which is within the control of outside investors, occurs in the year 2000 for Chemtech and 1996 for DowBrands L.P. In addition, the partnership agreements provide for various windup provisions wherein subsidiaries of the Company may purchase at any time the limited partnership interests of the outside investors. Upon windup, liquidation or termination, the partners' capital accounts will be redeemed at current fair values.
  For financial reporting purposes, the assets (other than intercompany loans, which are eliminated), liabilities, results of operations and cash flows of the partnerships and subsidiaries are included in the Company's consolidated financial statements and outside investors' limited partnership interests are reflected as minority interests.
  Supplemental contractual disclosures required by the partnership agreements are contained within Note R to the Financial Statements of the December 31, 1993 Form 10-K of The Dow Chemical Company.

L Stockholders' Equity

In 1989, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 18,000,000 shares of the Company's common stock. In August 1995, the purchases under this authorization were completed.
  In 1995, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 25,000,000 shares of the Company's common stock. At December 31, 1995, the number of shares purchased under this authorization was 14,888,000. The Company is utilizing options as part of its stock repurchase program. The Company's potential repurchase obligation related to these options has been reclassified from stockholders' equity to temporary equity and amounted to $313 at December 31, 1995.
  The number of treasury shares purchased was 29,188,000 in 1995, 591,000 in 1994, and 300,000 in 1993. The number of treasury shares issued to employees under option and purchase programs was 3,022,000 in 1995, 2,836,000 in 1994, and 1,946,000 in 1993. The number of treasury shares contributed to the U.S. pension plan for funding future retiree health care benefits through a 401(h) account was 391,000 in 1994 and 251,000 in 1993.
  There are no significant restrictions limiting the Company's ability to pay dividends.
  Gross undistributed earnings of 20%-50% owned companies included in retained earnings were $95 and $428 at December 31, 1995 and 1994, respectively.
  In computing earnings per common share, no adjustment was made for common shares issuable under award, option and stock purchase plans, or conversion of preferred shares issued, because there would be no material dilution.

Reserved Treasury Stock at December 31

In thousands of shares                  1995     1994     1993
--------------------------------------------------------------
Stock option plans                    16,735   16,517   15,807
Employees' stock purchase plan         1,080      894    1,040
--------------------------------------------------------------
Total shares reserved                 17,815   17,411   16,847
--------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

M Stock Option Plans

The Company has various stock option plans. Options under all plans are granted at the market price of the shares on the date of the grants. The Company follows APB Opinion No. 25 in accounting for these plans.
  Stock options were exercised at prices ranging from $23.54 to $67.75 in 1995, $18.46 to $65.06 in 1994 and $18.46 to $59.75 in 1993.
  The Company made offerings of common stock to its employees, excluding directors, in 1995, 1994 and 1993 at $55.00, $54.50 and $45.00 per share, respectively, payable generally through payroll deductions. Unfilled subscriptions, cancelable at the option of the employee, were 1,080,000, 894,000 and 1,040,000 shares at December 31, 1995, 1994 and 1993, respectively. Partial payments received on these subscriptions aggregating $39, $32 and $28 at December 31, 1995, 1994 and 1993, respectively, were included in current liabilities.

Option Plans

In thousands of shares            1995           1994           1993
------------------------------------------------------------------------
Outstanding at January 1        14,735         14,059         11,657
Granted                          2,682          2,634          3,431
Exercised                       (2,355)        (1,862)          (567)
Expired                            (42)           (96)          (462)
------------------------------------------------------------------------
Outstanding at December 31      15,020         14,735         14,059
Price Range                 $36.04-$74.63  $23.54-$74.63   $18.46-$60.88
------------------------------------------------------------------------
Exercisable at December 31      12,373         12,189         10,776
Available for future grant         523            559            407
-----------------------------------------------------------------------

N  Redeemable Preferred Stock

The Company has an employee stock ownership plan (the ESOP), which is an integral part of the Salaried Employees Savings Plan.
  The ESOP borrowed funds at a 9.42 percent interest rate with a final maturity in 2004, and used the proceeds to purchase convertible preferred stock from the Company. The preferred stock is convertible into approximately 1.5 million shares of the Company's common stock at $86.125 per common share. The dividend yield on the preferred stock is
7.75 percent of the $86.125 redemption value.
  In the event the Company consummates certain merger or consolidation transactions involving the Company's common stock, the preferred stock must be redeemed by the Company for cash at a redemption price equal to 105 percent of the $86.125 per share redemption value, plus accrued and unpaid dividends.
  The convertible preferred stock issued to the ESOP is reported as temporary equity in the Company's balance sheet. Since the Company has guaranteed the ESOP's borrowings, the principal amount of the ESOP loan is reported as long-term debt and a reduction of temporary equity in the Company's balance sheet.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

O Pension Plans

The Company has defined benefit pension plans which cover employees in the U.S. and a number of foreign countries. The Company's funding policy is to contribute annually, at a rate that is intended to approximate a level percentage of compensation for the covered employees, to those plans where pension laws and economics either require or encourage funding.
  The U.S. funded plan is the largest plan. Its benefits are based on length of service and the employee's three-highest consecutive years of compensation. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.25 and 5.5 percent, respectively, for 1995 and 7.75 and 5.5 percent, respectively, for 1994. The assumed long-term rate of return on assets was 9 percent for 1995 and 1994.
  All other pension plans used assumptions in determining the actuarial present value of the projected benefit obligations that are consistent with (but not identical to) those of the U.S. plan.
  Defined contribution plans cover employees in some subsidiaries in the U.S. and in other countries, including Australia, France, Spain, and the United Kingdom. In addition, employees in the U.S. are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation which is then matched by the Company. Contributions charged to income for defined contribution plans were $75 in 1995, $49 in 1994, and $50 in 1993.
  The net periodic pension cost for all significant defined benefit plans was as follows:

Net Periodic Pension Cost
                                                     1995      1994      1993
------------------------------------------------------------------------------
Service cost-benefits earned during the period     $  146    $  150    $  133
Interest cost on projected benefit obligation         374       334       322
Actual (return) on assets                          (1,062)      (94)     (485)
Amortization and deferred amounts                     686      (256)       151
Employee contributions to the plans                    (8)       (8)       (8)
------------------------------------------------------------------------------
Net periodic pension cost                          $  136    $  126    $  113
------------------------------------------------------------------------------

The funded status of significant defined benefit plans for the Company was as follows:

Defined Benefit Plans at December 31
                                        Fully Funded        Partially Funded
                                       --------------       ----------------
                                       1995         1994     1995        1994
------------------------------------------------------------------------------
Actuarial present value of
 benefit obligation:
 Vested                             $(4,098)    $(3,287)   $(372)      $(467)
 Nonvested                             (310)       (292)     (39)        (40)
------------------------------------------------------------------------------
Accumulated benefit obligation       (4,408)     (3,579)    (411)       (507)
Effect of projected compensation
 increases                             (787)       (826)    (101)       (125)
------------------------------------------------------------------------------
Projected benefit obligation
 for services rendered to date       (5,195)     (4,405)    (512)       (632)
Plan assets at market value, primarily
 publicly traded stocks and bonds     5,321       4,439       56         221
------------------------------------------------------------------------------
Plan assets in excess of (less than)
 projected benefit obligation           126          34     (456)       (411)
Unrecognized transition obligation       34          28       27          45
Unrecognized net (gains) losses        (154)         57       19          (1)
Unrecognized prior service cost         193           9       35          39
Additional minimum liability              -           -      (65)        (49)
------------------------------------------------------------------------------
Accrued pension asset (liability)   $   199     $   128    $(440)      $(377)
------------------------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

P Other Postretirement Benefits

The Company provides certain health care and life insurance benefits to retired employees. The Company funds most of the cost of these health care and life insurance benefits as incurred.
  The U.S. plan covering the parent company is the largest plan. The plan provides health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. The plan provides benefits supplemental to Medicare after retirees are eligible for these benefits for employees hired before January 1, 1993. The cost of these benefits is shared by the Company and the retiree, with the Company portion increasing as the retiree has increased years of credited service. The Company has the ability to change these benefits at any time.
  Effective October 1993, the Company amended its health care benefits plan in the U.S. to cap the cost absorbed by the Company at approximately twice the 1993 cost per person for employees who retire after December 31, 1993. Effective April 1994, the Company extended this amendment to cover all other retired employees. The effect of the October 1993 amendment was to reduce the net periodic postretirement cost by $21 for 1993 and the accumulated postretirement benefit obligation by $327 at December 31, 1993. The effect of the April 1994 amendment was to reduce the net periodic postretirement cost by $71 for 1994 and the accumulated postretirement benefit obligation by $101 at December 31, 1994.
        For 1995, a discount rate of 7.25 percent and weighted average medical cost trend rates starting at 7.52 percent and declining to
4.60 percent in 2004 were assumed. For 1994, the discount rate assumption was 7.75 percent and the medical cost trend rate assumption was 9.47 percent declining to 5.53 percent in 2004. The assumed long-term rate of return on assets was 9 percent for 1995 and 1994. Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1995 by $48 and the net periodic postretirement benefit cost for the year by $3.
  All other postretirement health care and other benefit plans used assumptions in determining the actuarial present value of accumulated postretirement benefit obligations that are consistent with (but not identical to) those of the U.S. parent company plan.

  The net periodic benefit cost of all significant plans was as follows:

Net Periodic Postretirement Cost
                                                     1995      1994      1993
------------------------------------------------------------------------------
Service cost - benefits earned during the period     $ 21      $ 24      $ 34
Interest cost on accumulated postretirement
 benefit obligation                                    86        88       122
Actual (return) on assets                             (16)        -         -
Amortization and deferred amounts                     (36)      (42)       (9)
------------------------------------------------------------------------------
Net periodic postretirement cost                     $ 55      $ 70      $147
------------------------------------------------------------------------------

  The postretirement benefit obligations of all significant plans were as follows:

Partially Funded Postretirement Plans at December 31
-----------------------------------------------------------------------------
                                                        1995            1994
Accumulated postretirement benefit obligation:
  Retirees                                           $  (697)        $  (676)
  Fully eligible active plan participants               (199)           (290)
  Other active plan participants                        (214)           (210)
-----------------------------------------------------------------------------
Total accumulated postretirement benefit obligation   (1,110)         (1,176)
Plan assets at market value, primarily publicly traded
 stocks and bonds                                        103              52
 ----------------------------------------------------------------------------
Unfunded accumulated postretirement
 benefit obligation                                   (1,007)         (1,124)
Unrecognized gain from experience favorable
 to assumptions                                         (224)           (166)
Negative prior service costs                            (312)           (373)
-----------------------------------------------------------------------------
Accrued postretirement benefit liability             $(1,543)        $(1,663)
-----------------------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

Q Commitments and Contingent Liabilities
In January 1994, Dow Corning Corporation (Dow Corning), in which Dow is a 50 percent shareholder, announced a pretax charge of $640 ($415 after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 ($152 after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 and $441, respectively, less expected insurance recoveries of $600 and $200, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 less expected insurance recoveries of $1,200.
  As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on the Company's net income was a charge of $192 for 1993 and a charge of $70 for 1994.
  Dow Corning reported an after tax net loss of $167 for the second quarter of 1995, of which the Company's share amounted to $83. Dow Corning's second quarter loss was a result of a $221 after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code on May 15, 1995. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 for the second quarter of 1995, fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.
  On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 9, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
  The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
  Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgement, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, however, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

Q Commitments and Contingent Liabilities (Continued)

  Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  The Company has accrued $275 at December 31, 1995, for probable environmental remediation and restoration liabilities, including $17 for the remediation of Superfund sites. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to 50 percent higher. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
  In addition to the breast implant, DBCP and environmental remediation matters, the Company and its subsidiaries are parties to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liabilities, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
  Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
  Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  Eli Lilly and Company (Lilly) is a 40 percent partner with the Company in DowElanco, a global agricultural products joint venture. Lilly holds a put option requiring the Company to purchase Lilly's interest in DowElanco at fair market value. Lilly notified the company in September 1994 that it did not plan to exercise the put option at that time. No subsequent notification has been received.
  A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $204, $252 and $237 in 1995, 1994 and 1993, respectively.
  At December 31, 1995, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices. The table below shows the fixed and determinable portion of the take or pay and throughput obligations:

Fixed and Determinable Portion of Obligations
---------------------------------------------

1996                                    $248
1997                                     204
1998                                     185
1999                                     102
2000                                      73
2001 through expiration of contracts     174
---------------------------------------------
Total                                   $986
---------------------------------------------

  In addition to the take or pay obligations at December 31, 1995, the Company had outstanding purchase commitments which range from one to eighteen years for steam, electrical power, materials, property, and other items used in the normal course of business of approximately $588. In general, such commitments were at prices not in excess of current market prices. In addition, the Company had other outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of approximately $423.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

R Supplementary Information


Accrued and Other Current Liabilities at December 31

                                        1995         1994
---------------------------------------------------------
Accrued vacations                     $  178       $  200
Employees' retirement plans              152          163
Interest payable                         125          124
Accrued payroll                          288          316
Accrued miscellaneous taxes              123          146
Insurance companies' reserves            192          168
Sundry                                   561          742
---------------------------------------------------------
Total                                 $1,619       $1,859
---------------------------------------------------------


Sundry Income (Expense)  - Net
                                        1995         1994         1993
-----------------------------------------------------------------------
Royalty income                          $ 23        $  21       $   14
Gain (loss) on securities                 79          (15)         (55)
Gain on sale of assets                    24           73           48
Dividend income                            8           32           86
Other-net                                (91)         (28)        (101)
-----------------------------------------------------------------------
Total                                   $ 43        $  83       $   (8)
-----------------------------------------------------------------------


Other Supplementary Information
                                        1995          1994        1993
-----------------------------------------------------------------------
Cash payments for interest            $  501          $568        $603
Cash payments for taxes on income      1,203           334         494
Provision for doubtful receivables        18             7          18
-----------------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

S Industry Segments and Geographic Areas

The Company is a diversified, worldwide manufacturer and supplier of more than 2,500 product families, which are grouped into the following industry segments: Chemicals and Metals, Performance Chemicals, Plastics, Performance Plastics, Hydrocarbons and Energy, and Diversified Businesses and Unallocated. The Company's wide range of products are used primarily as raw materials in the manufacture of customer products and services. Industries served by the Company include aerospace, appliances, automotive, agriculture, building and construction, chemical processing, consumer products, electronics, environmental services, furniture, housewares, insurance and finance, metalworking, oil and gas, packaging, processed foods, pulp and paper, utilities and water treatment.
  The Company operates 94 manufacturing sites in 30 countries. The Company conducts its worldwide operations through 15 global businesses which represent the aggregation of products on the basis of process technology, end-use markets and channels of distribution. To improve stockholders' ability to evaluate the Company's performance, external industry segments have been revised to better reflect market conditions and the Company's business strategies. Results have been restated to align with the new reporting segments.
  Chemicals and Metals contains a wide range of products that are used primarily as raw materials in the manufacture of customer products, or which aid in the processing of customer products and services.
  Performance Chemicals includes ingredients in many formulated products and processing aids, as well as end-use products. This segment covers the Company's specialty chemicals, emulsion polymers and agricultural chemicals.
  Plastics encompasses the product ranges of polyethylene, polystyrene, polypropylene and polyethylene terephthalate polyester
(PET). These are used in a wide variety of applications in markets which include electronics, food service, health care, packaging and recreation.
  Performance Plastics consists of a broad range of engineering thermoplastic and thermoset materials. The product ranges are polyurethanes; epoxy products and intermediates; engineering plastics; adhesives, sealants and coatings; Insite technology licensing; and fabricated products.
  Hydrocarbons and Energy encompasses procurement of fuels and petroleum-based raw materials as well as the production of olefins, aromatics, styrene and cogenerated power and steam for use in the Company's manufacturing operations. Destec Energy, Inc. is also recorded in this segment.
  Diversified Businesses and Unallocated includes household consumer products; a joint venture providing environmental, information technology and strategic chemical management services to industry and government; New Businesses such as advanced electronics materials, advanced structural materials, technology licensing, and catalysts; and the consolidated insurance and finance companies. Unallocated includes activities and overhead cost variances not allocated to other segments.
  Transfers between area and industry segments are generally valued at cost. The exception is that movements between the agricultural chemicals and consumer products businesses and the other businesses are generally valued at market-based prices.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------

S Industry Segments and Geographic Areas (Continued)


Industry Segment Results
                                                                                            Diversified   Corporate,
                                  Chemicals  Performance         Performance  Hydrocarbons     Bus. and      Elim. &
                                   & Metals    Chemicals  Plastics  Plastics      & Energy  Unallocated  Disc. Oper. Consolidated
---------------------------------------------------------------------------------------------------------------------------------
1995
Sales to unaffiliated customers     $3,322        $4,240    $3,932    $5,369        $2,371        $ 966            -      $20,200
Intersegment transfers                 710            26       106        19         2,247            -      $(3,108)           -
Operating income (loss) (1)          1,136           670     1,475     1,056           (83)        (363)           -        3,891
Identifiable assets                  2,660         4,066     3,422     3,962         2,743          717        6,012       23,582
Depreciation                           280           320       327       294           104           44            -        1,369
Capital expenditures                   516           274        81       175           342           29            -        1,417
---------------------------------------------------------------------------------------------------------------------------------
1994
Sales to unaffiliated customers     $2,471        $3,672    $3,064    $4,538        $2,044        $ 953            -      $16,742
Intersegment transfers                 680            28       104        18         2,365            -      $(3,195)           -
Operating income (loss) (1)            337           514       531       611            74         (247)           -        1,820
Identifiable assets                  2,705         3,842     3,785     3,834         2,108          699        9,572       26,545
Depreciation                           241           273       311       263            92           44            -        1,224
Capital expenditures                   152           253        83       134           388           64          109        1,183
---------------------------------------------------------------------------------------------------------------------------------
1993
Sales to unaffiliated customers     $2,301        $3,390    $2,510    $4,116        $1,808        $ 927            -      $15,052
Intersegment transfers                 683            42        85        17         2,338            -      $(3,165)           -
Operating income (1)                   154           403        89       304            46           78            -        1,074
Identifiable assets                  2,519         3,631     3,525     3,570         1,933          692        9,635       25,505
Depreciation                           246           279       318       269            94           46            -        1,252
Capital expenditures                   215           204       126       173            426          60          193        1,397
---------------------------------------------------------------------------------------------------------------------------------

Geographic Area Results                                                    Discontinued
                                                                Rest of    Operations &
                              United States        Europe        World     Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------
1995
Sales to unaffiliated customers     $ 9,035        $6,411       $4,754                -          $20,200
Intersegment transfers                1,728           515          454          $(2,697)               -
Operating Income (1)                  1,603         1,112        1,176                -            3,891
Identifiable assets                  10,127         6,914        6,541                -           23,582
Gross plant properties               12,416         7,466        3,336                -           23,218
Capital expenditures                  1,008           295          114                -            1,417
---------------------------------------------------------------------------------------------------------
1994
Sales to unaffiliated customers     $ 8,093        $4,809       $3,840                -          $16,742
Intersegment transfers                1,424           447          341          $(2,212)               -
Operating income (1)                  1,024           237          559                -            1,820
Identifiable assets                   9,399         5,516        4,867            6,763           26,545
Gross plant properties               11,729         6,725        3,337            1,419           23,210
Capital expenditures                    692           234          148              109            1,183
---------------------------------------------------------------------------------------------------------
1993
Sales to unaffiliated customers     $ 7,486        $4,299       $3,267                -          $15,052
Intersegment transfers                1,042           325          304          $(1,671)               -
Operating income (loss) (1)             795           (23)         302                -            1,074
Identifiable assets                   9,475         5,010        4,034            6,986           25,505
Gross plant properties               11,326         5,901        3,165            1,216           21,608
Capital expenditures                    762           266          176              193            1,397
----------------------------------------------------------------------------------------------------------

(1)The reconciliation between "Operating Income" and "Income before Provision for Taxes on Income and
Minority Interests" consists of "Other Income (Expense)" items and can be found in the Consolidated
Statements of Income on Page 23.

Quarterly Statistics
(Unaudited)

In millions, except for share amounts
------------------------------------------------------------------------------
                                       1st
1995                              Restated      2nd      3rd     4th      Year
------------------------------------------------------------------------------
Net sales                           $5,205   $5,517   $4,884  $4,594   $20,200
Operating income                     1,075    1,207      946     663     3,891
Income before taxes on
 income and minority interests       1,048      832      955     694     3,529
Income from continuing operations 564 334 571 415 1,884 Net income available for common
 stockholders                          582      503      571     415     2,071
Earnings per common share from
 continuing operations                2.03     1.22     2.15    1.36      7.03
Earnings per common share             2.10     1.84     2.15    1.63      7.72
Common stock dividends declared
 per share                            0.65     0.75     0.75    0.75      2.90
Market price range of common stock:
  High                               74.63    75.00    78.00   74.38     78.00
  Low                                61.38    68.00    71.63   65.50     61.38
------------------------------------------------------------------------------

1994 (Restated)                        1st      2nd      3rd     4th      Year
------------------------------------------------------------------------------
Net sales                           $3,788   $4,126   $4,216  $4,612   $16,742
Operating income                       411      458      433     518     1,820
Income before taxes on
 inccome and minority interests        335      457      454     380     1,626
Income from continuing operations      141      206      237     181       765
Net income available for common
 stockholders                          171      250      288     222       931
Earnings per common share from
 continuing operations                0.51     0.75     0.86    0.65      2.77
Earnings per common share             0.62     0.91     1.04    0.80      3.37
Common stock dividends declared
 per share                            0.65     0.65     0.65    0.65      2.60
Market price range of common stock:
  High                               66.50    70.13    79.25   78.13     79.25
  Low                                56.50    58.75    64.88   60.75     56.50
------------------------------------------------------------------------------

See Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 1995 with the Independent Auditors.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 9, 1996, and is incorporated herein by reference. See also the information concerning executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 9, 1996, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information with respect to beneficial ownership of the common stock as of January 31, 1996, by each Director and all Directors and officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 9, 1996, and is incorporated herein by reference.
  Neither the Company nor any of its Directors or officers is aware of any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director John C. Danforth is a partner of Bryan Cave LLP, a law firm that was retained by a subsidiary of the Company for legal services in 1995.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:

       1. The Company's 1995 consolidated Financial Statements and Independent Auditors' Report are included in Item 8 of Part II.

       2.   Financial Statement Schedules.

            The following Financial Statement Schedule should be read in conjunction with the Financial Statements included in Item 8 of this Annual Report on Form 10-K.

                                                                    Page
              Schedule II -  Valuation and Qualifying Accounts       49

            Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Financial Statements or Notes thereto.

                                                           SCHEDULE II

THE DOW CHEMICAL COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31
(In millions)
-----------------------------------------------------------------------------------------------------------------------
                        COLUMN A                                           COLUMN B    COLUMN C    COLUMN D    COLUMN E
                                                                           Balance at  Additions   Deductions   Balance
                                                                           Beginning   to          from         at End
                       Description                                         of Year     Reserves    Reserves     of Year
-----------------------------------------------------------------------------------------------------------------------
 1995
   RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
      For doubtful receivables                                                 $104         $23         $74 (b)     $53
      Other investments and noncurrent receivables                              168         322 (a)     158         332
      Accumulated goodwill amortization                                         676          52         551 (c)     177

 1994
   RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
      For doubtful receivables                                                  $93         $33         $22 (b)    $104
      Other investments and noncurrent receivables                              177          43 (a)      52         168
      Accumulated goodwill amortization                                         563         139          26         676

 1993
   RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
      For doubtful receivables                                                  $95         $34         $36 (b)     $93
      Other investments and noncurrent receivables                              147          43 (a)      13         177
      Accumulated goodwill amortization                                         429         136           2         563


(a) Additions to reserve represent:                     1995     1994     1993
          Charges to profit and loss                    $263      $43      $36
          Miscellaneous other                             59        0        7
                                                        ----------------------
                                                        $322      $43      $43
                                                        ----------------------
(b) Deductions represent:
          Notes and accounts receivable written off      $16      $12      $11
          Credits to profit and loss                       2        6       22
          Miscellaneous other                              1        4        3
          Sale of Pharmaceutical Businesses               55        0        0
                                                         ---------------------
                                                         $74      $22      $36
                                                         ---------------------
(c) Includes deduction of $551 due to sale of Pharmaceutical Businesses





     3. Exhibits---See the Exhibit Index on pages 52 and 53 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

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

       The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

        3(ii) A copy of the Bylaws of The Dow Chemical Company, as re-adopted in full on February 8, 1996.

       10(m)  A copy of The Dow Chemical Company Executive Split Dollar Life
         Insurance Plan Agreement, as amended effective as of December 19,1994.

       11  Computation of Earnings per Common Share.

       21  Subsidiaries of The Dow Chemical Company.

       23  Independent Auditors' Consent.

       27  Financial Data Schedule.

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the fourth quarter of 1995.


The following trademarks of The Dow Chemical Company appear in this report: Affinity, Aim, Calibre, Cyclotene, Derakane, Dowlex, Dowtherm, Dowfax, Drytech, Engage, Ethocel, GAS/SPEC, Insite, Isoplast, Magnum, Methocel, Pulse, Saran Wrap, Styrofoam, Styron, Trymer, Versene and Voranol.

The following trademarks of DowBrands or an international affiliate appear in this report: Fantastik, Glass Plus, Scrubbing Bubbles,
Smart Cleanser, Spray'N Wash and Ziploc.

The following trademarks of DowElanco or its affiliates appear in this report: Broadstrike, Dursban, Lorsban, Sentricon, Tracer naturalyte.

The following trademark of Essex Specialty Products, Inc. appears in this report: Betaseal.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 1996.

                                   THE DOW CHEMICAL COMPANY

                              By:       R. L. Kesseler
                                 ------------------------------------
                                        R. L. Kesseler
                                        Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 14th day of March, 1996 by the following persons in the capacities indicated:


  F. P. Popoff                               M. L. Dow
---------------------------------            ------------------------------
 F. P. Popoff, Director, Chairman            M. L. Dow, Director
 of the Board


  W. S. Stavropoulos                         J. L. Downey
---------------------------------            ------------------------------
W. S. Stavropoulos, Director,                J. L. Downey, Director
President and Chief
Executive Officer


  R. L. Kesseler                             E. C. Falla
---------------------------------            ------------------------------
R. L. Kesseler, Vice President               E. C. Falla, Director and
and Controller                               Executive Vice President


  J. K. Barton                               B. H. Franklin
---------------------------------            ------------------------------
J. K. Barton, Director                       B. H. Franklin, Director


  D. T. Buzzelli                             A. D. Gilmour
---------------------------------            ------------------------------
D. T. Buzzelli, Director and                 A. D. Gilmour, Director
Vice President


  A. J. Carbone                              W. J. Neely
---------------------------------            ------------------------------
A. J. Carbone, Director and                  W. J. Neely,  Director
Vice President


  F. P. Corson                               M. D. Parker
---------------------------------           -------------------------------
F. P. Corson,  Director and                  M. D. Parker, Director and
Vice President                               Vice President


  J. C. Danforth                             J. P. Reinhard
---------------------------------           ------------------------------
J. C. Danforth, Director                     J. P. Reinhard, Director,
                                             Financial Vice President,
                                             Treasurer and Chief Financial
                                             Officer



  W. D. Davis                                H. T. Shapiro
---------------------------------           ------------------------------
W. D. Davis, Director                        H. T. Shapiro, Director



                                             P. G. Stern
                                             -----------------------------
                                             P. G. Stern, Director


                             EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION

  3(i)   Restated Certificate of Incorporation of The Dow Chemical
         Company, incorporated by reference to Exhibit 3(a) to The
         Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  3(ii) A copy of the Bylaws of The Dow Chemical Company, as re-adopted in full on February 8, 1996.

  10(a) The Dow Chemical Company Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10(a) to The Dow
         Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  10(b) The Dow Chemical Company 1969 Award Plan (included as part of and incorporated by reference to the Prospectus contained in The Dow Chemical Company's Registration Statement on Form S-7, File,
         No. 2-32525, filed April 7, 1969), as amended on August 6, 1974 (incorporated by reference to Exhibit 41 to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1974), as amended on August 9, 1979 (incorporated by reference to Exhibit 4 to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1979), as amended on October 30, 1987 (incorporated by reference to Exhibit 10(j) to The Dow Chemical Company Annual Report on Form 10-K for the year ended
         December 31, 1987).

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

  10(e) The Dow Chemical Company 1979 Award and Option Plan, as amended through May 1983 (included as part of and incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 4 to The Dow Chemical Company's Registration Statement on Form S-8, File No. 2-64560, filed June 23, 1983), as amended
         April 12, 1984 (incorporated by reference to Exhibit 10(ff) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1984), as amended April 18, 1985
         (incorporated by reference to Exhibit 10(fff) to The Dow Chemical Company Annual Report on Form 10-K for the year ended
         December 31, 1985), as amended October 30, 1987 (incorporated by reference to Exhibit 10(j) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1987).

  10(f) The Dow Chemical Company Voluntary Deferred Compensation Plan for Outside Directors, as amended effective as of July 1, 1994, incorporated by reference to Exhibit 10(f) to The Dow Chemical Company Annual Report on Form 10-K for the year ended
         December 31, 1994.

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

  10(m) A copy of The Dow Chemical Company Executive Split Dollar Life Insurance Plan Agreement, as amended effective as of December 19, 1994.

  10(n) The Dow Chemical Company 1994 Executive Performance Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 12, 1994.

  10(o) The Dow Chemical Company 1994 Non-Employee Directors' Stock Plan, incorporated by reference to Exhibit 10(o) to The Dow
         Chemical Company Annual Report on Form 10-K for the year ended December 31, 1994.

  10(p) A written description of the one-time grant of shares of the common stock of The Dow Chemical Company to nonemployee
         Directors, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 11, 1995.

  11     Computation of Earnings Per Common Share.

  21     Subsidiaries of The Dow Chemical Company.

  23     Independent Auditors' Consent.

  27     Financial Data Schedule.

