Form 10-K/A
period 1995-12-31
DOW CHEMICAL CO /DE/
filed 1996-03-22
CIK 29915

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
W. D. Davis, Director                        H. T. Shapiro, Director



                                             P. G. Stern
                                             -----------------------------
                                             P. G. Stern, Director


                                  51

                                                                EXHIBIT 11

COMPUTATION OF EARNINGS PER COMMON SHARE
(In thousands except for per share amounts)

Correction - Incorrect File Transmission

  1.  Primary: Average common shares outstanding 1995 figure 268,243 replacing 368,243.
  2.  Fully Diluted: Total 1994 figure 281,001 replacing 278,527.


                                                        Year ended December 31
                                                       ------------------------
                                                       1995      1994      1993
Primary:
  Average common shares outstanding                 268,243   276,094   273,620
                                                    -------   -------   -------
  Net income available for common stockholders   $2,071,000  $931,000  $637,000
                                                 ----------  --------  --------
  Net earnings per common share                       $7.72     $3.37     $2.33
                                                      ------    -----     -----

Note:In computing primary earnings per common share, no adjustment was made for the net effect of dilutive stock options. The aggregate dilution produced by common stock equivalents, based on the treasury stock method, is not material.


Fully Diluted:

     Average common shares outstanding              268,243   276,094   273,620

     Net effect of dilutive stock options - based on
       treasury stock method using the ending
       market price, if higher than average
       market price                                   4,975     4,907     5,085
                                                    -------   -------   -------
           Total                                    273,218   281,001   278,705
                                                    =======   =======   =======
     Net income available for common
     stockholders                                $2,071,000  $931,000  $637,000
                                                 ==========  ========  ========
     Net earnings per common share                    $7.58     $3.31     $2.29
                                                      =====     =====     =====

Note:The aggregate dilution produced by common share equivalents is not material and accordingly the fully diluted earnings per common share need not be reported in the Company's Financial Statements as of December 31, 1995.

                                  70