Form 10-Q
period 1996-03-31
DOW CHEMICAL CO /DE/
filed 1996-05-10
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934



              FOR THE QUARTER ENDED MARCH 31, 1996

                  Commission file number 1-3433



                    THE DOW CHEMICAL COMPANY
     (Exact name of registrant as specified in its charter)



       Delaware                                   38-1285128
  (State or other jurisdiction of     (I.R.S. EmployerIdentification No.)
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


                                               Outstanding at
          Class                                March 31, 1996

Common Stock, $2.50 par value                250,016,182 shares






                              THE DOW CHEMICAL COMPANY

                                  Table of Contents



                                                                         Page
 Part I - Financial Information

          Item 1.  Financial Statements

                        Consolidated Statements of Income                  3

                        Consolidated Balance Sheets                        4

                        Consolidated Statements of Cash Flows              6

                        Commitments and Contingent Liabilities             7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

                        First Quarter Earnings Announcement                9

                        Acquisitions and Divestitures                     11

                        Changes in Financial Condition                    12

                        Results of Operations

                        First Quarter 1996 versus First Quarter 1995      13



 Part II - Other Information

          Item 1.  Legal Proceedings                                      18


          Item 6.  Exhibits and Reports on Form 8-K                       21


          Signature                                                       22

          Exhibit 27                                                      23




The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
(Unaudited)
- ---------------------------------------------------------------------
In millions, except for                     Three Months Ended
   per share amounts                   Mar.31, 1996      Mar.31, 1995
- ---------------------------------------------------------------------
Net Sales                                $4,982            $5,205
- ------------------------------------------------------------------
Operating Costs and Expenses
     Cost of sales                        3,384             3,326
     Insurance and finance company
        operations, pretax income           (22)              (13)
     Research and development expenses      191               213
     Promotion and advertising expenses      85               117
     Selling and administrative expense     467               476
     Amortization of intangibles              9                11
     -------------------------------------------------------------
     Total operating costs and expenses   4,114             4,130
- ------------------------------------------------------------------
Operating Income                            868             1,075
- ------------------------------------------------------------------
Other Income (Expense)
     Equity in earnings of 20%-50%
        owned companies                      16                25
     Interest expense and amortization
        of debt discount                   (124)             (101)
     Interest income and foreign
        exchange-net                         75                38
     Sundry income -net                      48                11
     -------------------------------------------------------------
     Total other income (expense)            15               (27)
- ------------------------------------------------------------------
Income before Provision for Taxes
  on Income and Minority Interests          883             1,048
- ------------------------------------------------------------------
Provision for Taxes on Income               326               414
- ------------------------------------------------------------------
Minority Interests' Share in Income          79                68
- ------------------------------------------------------------------
Preferred Stock Dividends                     2                 2
- ------------------------------------------------------------------
Income from Continuing Operations           476               564
- ------------------------------------------------------------------
Discontinued Operations
     Income from pharmaceutical busines
      net of taxes on income                  -                18
- ------------------------------------------------------------------
Net Income Available for
   Common Stockholders                     $476              $582
- ------------------------------------------------------------------
Average Common Shares Outstanding         251.0             276.9
Earnings per Common Share from
   Continuing Operations                  $1.90             $2.03
Earnings per Common Share                 $1.90             $2.10
Common Stock Dividends
   Declared per Share                     $0.75             $0.65
Depreciation                               $308              $334
Capital Expenditure                        $264              $203
- ------------------------------------------------------------------

Note A: The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
- ------------------------------------------------------------------
                                                Mar.31,  Dec. 31,
In millions                                         1996     1995
- ------------------------------------------------------------------
     Assets
- ------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                    $3,529   $2,839
     Marketable securities and interest-bearing      576      611
     Accounts and notes receivable:
        Trade (less allowance for doubtful
        receivables-  1996, $52; 1995, $53)        3,052    2,729
        Other                                      1,433    1,380
     Inventories:
        Finished and work in process               2,091    2,197
        Materials and supplies                       518      551
     Deferred income tax assets-current              191      247
     -------------------------------------------------------------
     Total current assets                         11,390   10,554
- ------------------------------------------------------------------
Investments
     Capital stock at cost plus equity in accumulated
        earnings of 20%-50% owned companies        1,261      848
     Other investments                             1,546    1,558
     Noncurrent receivables                          478      314
     -------------------------------------------------------------
     Total investments                             3,285    2,720
- ------------------------------------------------------------------
Plant Properties
     Plant properties                             23,330   23,218
     Less accumulated depreciation                15,262   15,105
     -------------------------------------------------------------
     Net plant properties                          8,068    8,113
- ------------------------------------------------------------------
Other Assets
     Goodwill (net of accumulated amortization-
     1996, $160; 1995, $177)                         723      658
     Deferred income tax assets-noncurrent           757      779
     Deferred charges and other assets               840      758
     -------------------------------------------------------------
     Total other assets                            2,320    2,195
- ------------------------------------------------------------------
Total Assets                                     $25,063  $23,582
- ------------------------------------------------------------------
See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
- ------------------------------------------------------------------
                                                Mar.31,  Dec. 31,
In millions, except for share amounts               1996     1995
- ------------------------------------------------------------------
     Liabilities and Stockholders' Equity
- ------------------------------------------------------------------
Current Liabilities
     Notes payable                                $1,853     $323
     Long-term debt due within one year              388      375
     Accounts payable:
        Trade                                      1,457    1,529
        Other                                        662      717
     Income taxes payable                            758      791
     Deferred income tax liabilities-current          41       55
     Dividends payable                               196      192
     Accrued and other current liabilities         1,436    1,619
     -------------------------------------------------------------
     Total current liabilities                     6,791    5,601
- ------------------------------------------------------------------
Long-Term Debt                                     4,492    4,705
- ------------------------------------------------------------------
Other Noncurrent Liabilities
     Deferred income tax liabilities-noncurrent      722      659
     Pension and other postretirement benefits-n   1,934    1,880
     Other noncurrent obligations                  1,480    1,260
     -------------------------------------------------------------
     Total other liabilities                       4,136    3,799
- ------------------------------------------------------------------
Minority Interest in Subsidiary Companies          1,915    1,775
- ------------------------------------------------------------------
Temporary Equity
     Temporary equity-other                          207      313
     Preferred stock at redemption value             130      131
     Guaranteed ESOP obligation                     (103)    (103)
     -------------------------------------------------------------
     Total temporary equity                          234      341
- ------------------------------------------------------------------
Stockholders' Equity
     Common stock                                    818      818
     Additional paid-in capital                      171      315
     Retained earnings                            10,410   10,159
     Unrealized gains (losses) on investments         51       62
     Cumulative translation adjustments             (345)    (349)
     Treasury stock, at cost                      (3,610)  (3,644)
     -------------------------------------------------------------
     Net stockholders' equity                      7,495    7,361
- ------------------------------------------------------------------
Total Liabilities and Stockholders' Equity       $25,063  $23,582
- ------------------------------------------------------------------
See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
- ---------------------------------------------------------------------
                                                   Three Months Ended
In millions                                          Mar.31   Mar.31
                                                       1996     1995
- ---------------------------------------------------------------------
Operating Activities
   Income from Continuing Operations                   $476     $564
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                    326      355
       Provision for deferred income tax                328       49
       Undistributed (earnings) losses of 20%-50%
         owned companies                                (14)     (12)
       Minority interests' share in income               79       68
       Net (gain) or loss other                         (15)       8
   Changes in assets and liabilities that
     provided (used) cash:
       Accounts receivable                             (291)    (621)
       Inventories                                      173     (158)
       Accounts payable                                (125)      40
       Other assets and liabilities                    (295)     132
   Operating activities related to
      discontinued operations                             0       84
   ------------------------------------------------------------------
   Cash provided by operating activities                642      509
- ---------------------------------------------------------------------
Investing Activities
   Purchases of plant properties                       (264)    (194)
   Investments in unconsolidated affiliates            (323)      (4)
   Purchases of consolidated companies
     (net of cash acquired)                            (160)       0
   Proceeds from sales of plant properties               12        1
   Purchases of investments                            (535)    (394)
   Proceeds from sales of investments                   534      439
   Investing activities related to
      discontinued operations                             0      (28)
   ------------------------------------------------------------------
   Cash used in investing activities                   (736)    (180)
- ---------------------------------------------------------------------
Financing Activities
   Changes in short-term notes payable                1,401       31
   Proceeds from issuance of long-term debt               0       93
   Payments on long-term debt                          (229)     (74)
   Purchases of treasury stock                         (342)    (149)
   Proceeds from sales of common stock                  166       23
   Distributions to minority interests                  (21)     (27)
   Dividends paid to stockholders                      (188)    (180)
   Financing activities related to
      discontinued operations                             0       17
   ------------------------------------------------------------------
   Cash provided by (used in) financing activities      787     (266)
- ---------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                  (3)       0
- ---------------------------------------------------------------------
Summary

   Increase in cash and cash equivalents                690       63
   Cash and cash equivalents at beginning of year     2,839      569
   ------------------------------------------------------------------
   Cash and cash equivalents at end of period        $3,529     $632
- ---------------------------------------------------------------------

See Notes to Financial Statements.

COMMITMENTS AND CONTINGENT LIABILITIES

In January 1994, Dow Corning Corporation (Dow Corning), in which Dow is a 50 percent shareholder, announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million.
   As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
   Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under
 Chapter 11 of the United States Bankruptcy Code on May 15, 1995. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.
   On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 9, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
   The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in 12,549 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
   Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, however, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
   It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.



Commitments and Contingent Liabilities (Continued)

   Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   The Company has accrued $260 million at March 31, 1996, for probable environmental remediation and restoration liabilities, including $17 million for the remediation of Superfund sites. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to 50 percent higher. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
   In addition to the breast implant, DBCP and environmental remediation matters, the Company and its subsidiaries are parties to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liabilities, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
   Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
   Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   Eli Lilly and Company (Lilly) is a 40 percent partner with the Company in DowElanco, a global agricultural products joint venture. Lilly holds a put option requiring the Company to purchase Lilly's interest in DowElanco at fair market value. Lilly notified the company in September 1994 that it did not plan to exercise the put option at that time. No subsequent notification has been received.
   A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $204 million, $252 million and $237 million in 1995, 1994 and 1993, respectively.
   At December 31, 1995, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices. The table below shows the fixed and determinable portion of the take or pay and throughput obligations:

Fixed and Determinable Portion of Obligations (in millions)

1996                                     $248
1997                                      204
1998                                      185
1999                                      102
2000                                       73
2001 through expiration of contracts      174
                                        ------
Total                                    $986

  In addition to the take or pay obligations at December 31, 1995, the Company had outstanding purchase commitments which range from one to eighteen years for steam, electrical power, materials, property, and other items used in the normal course of business of approximately $588 million. In general, such commitments were at prices not in excess of current market prices. In addition, the Company had other outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of approximately $423 million.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND  RESULTS OF OPERATIONS

FIRST QUARTER EARNINGS ANNOUNCEMENT (April 25, 1996)

Dow Announces Quarterly Earnings of $1.90 per share

First Quarter of 1996 Highlights

    Sales for the first quarter of 1996 were $5.0 billion.

    Earnings from continuing operations were $1.90 per share, down 6 percent from $2.03 for the same period last year.

    A balanced product portfolio and continued productivity improvements contributed to a strong first quarter.
- -----------------------------------------------------------------
                                                 3 Months Ended
                                                     Mar. 31
(In millions, except for share amounts)         1996         1995
- -----------------------------------------------------------------

Net Sales                                     $4,982       $5,205
Operating Income                                 868        1,075
Income from Continuing Operations                476          564
Earnings per Common Share
    from Continuing Operations                  1.90         2.03
Earnings Per Common Share                       1.90         2.10
- -----------------------------------------------------------------
Note: Results for the first quarter of 1995 have been restated to present Dow's pharmaceutical businesses as discontinued operations after their sale in the second quarter of 1995.

Review of Quarterly Results
The Dow Chemical Company today announced sales of $5.0 billion for the first quarter of 1996. Net income from continuing operations was $476 million, and earnings from continuing operations were $1.90 per share, down 6 percent from $2.03 a year ago. Sales were off 4 percent from $5.2 billion for the same period a year ago. A 7 percent decline in prices was partially offset by a 3 percent increase in volume. Operating income was $868 million, down 19 percent from $1.1 billion a year ago. Total earnings, which include the results from discontinued pharmaceutical operations, were $1.90 per share versus $2.10 for the first quarter of 1995.

"We are very pleased with our first quarter results, " said
J. Pedro Reinhard, Dow's financial vice-president and chief financial officer. "Our balanced product portfolio and the realization of our on-going productivity improvements buffered the decline in commodity prices which occurred over the last six months."

Chemicals and Metals recorded sales of $752 million, off 13 percent from $861 million a year ago. Operating income was $190 million compared to $304 million in the first quarter of 1995. Lower prices for vinyl chloride monomer (VCM), coupled with a slowdown in the pulp and paper industry, impacted this segment's results.

Performance Chemicals sales declined 6 percent to $1.1 billion, while operating income at $247 million was basically
flat compared to a year ago.   The Specialty Chemicals
business remained strong, posting higher sales and earnings compared to the first quarter of 1995. This offset lower results for Agricultural Chemicals which were impacted by a delayed planting season in North America caused by the extremely cold weather. It is expected that the second quarter will benefit from these delayed sales.

Plastics sales were down 15 percent to $928 million. Operating income was $170 million compared to $451 million in the first quarter of 1995. Prices were down 27 percent, compared to the same period last year. However, by quarter's end, prices began trending upward due to increased demand in all geographic markets.

Performance Plastics experienced a strong quarter with sales of $1.3 billion, up 6 percent from the same period a year ago. Operating income increased 72 percent to $317 million compared to $184 million during the first quarter of 1995. All businesses in this segment posted very strong gains.



FIRST QUARTER EARNINGS ANNOUNCEMENT (April 25, 1996)
(Continued)

Hydrocarbons and Energy sales were $553 million, down 6 percent from $588 million in the first quarter of 1995. The segment posted an operating loss of $9 million versus an operating loss of $12 million a year ago.

The Diversified Businesses and Unallocated segment achieved sales of $273 million, up 33 percent versus $205 million a year ago. Sales from Radian International LLC, Dow's environmental management subsidiary, contributed to the revenue increase. This segment posted an operating loss of $47 million, a $58 million improvement compared to an operating loss of $105 million in the first quarter of 1995. Substantially better performance at DowBrands contributed to the stronger results.

"Our long-term strategy for success is beginning to create results. Our value-growth initiatives are positively contributing to our earnings and we continue to make productivity gains. Indeed, we are on-target to meet our cost reduction goals for 1996. Our efforts, along with the current favorable supply and demand balances, should result in another good year," said Reinhard.



ACQUISITIONS AND DIVESTITURES

In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (referred to herein as BSL). Economic transfer of business operations to the Company, through management consulting and service agreements, occurred in June 1995 with legal closing anticipated in mid-1996. The Company will include the financial results of BSL effective with the legal closing date.
   On closing, the Company will acquire 80 percent ownership in BSL for an investment of approximately $200 million. BvS will maintain a 20 percent ownership until the end of the restructuring period of five years. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $170 million. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained all environmental cleanup obligations for operations through the legal closing date.
   The Company intends to build several new facilities at the BSL sites including a Dowlex linear low density polyethylene plant and polypropylene, aniline and acrylic acid plants, and to upgrade the chlorine plant and steam cracker. A 16-inch multi-feedstock liquid pipeline will be constructed from the port of Rostock to the Boehlen site, as well as harbor facilities, terminals and pump stations. As part of the restructuring of the acquired sites, several facilities will be closed and demolished.

   In December 1995, a Company-controlled consortium acquired the shares of Petroquimica Bahia Blanca (PBB) and Indupa owned by the Argentine Government for $358 million. The consortium subsequently agreed, in 1996, to sell Indupa and purchase Polisur S.A. This series of transactions will result in the consortium owning PBB, a leading ethylene producer, and Polisur, a polyethylene manufacturer, in Argentina. The net investment by the Company is expected to be $376 million.

   In April 1996, the Company and E.I. duPont de Nemours and Company formed a 50:50 joint venture named DuPont Dow Elastomers L.L.C. The new company focuses on the discovery, development, production and sale of thermoset and thermoplastic elastomer products. The joint venture has been formed by both parents transferring assets and existing businesses. The estimated book value of the net assets transferred by the Company will be approximately $500 million. The combined annual sales of the existing businesses exceed $1 billion.

   In January 1996, the Company and The Hartford Steam Boiler Inspection and Insurance Company formed a 60:40 joint venture named Radian International LLC. The new company provides environmental, information technology and strategic chemical management services to industries and governments worldwide. The joint venture was formed by both parents transferring net assets. The value of the net assets transferred by the Company will be approximately $32 million. Radian International LLC is expected to have annual revenues of nearly $400 million.

   In January 1996, the Company acquired an 80 percent share in EniChem's INCA International SpA subsidiary, a producer of polyethylene terephthalate (PET) resin and its major precursor, purified terephthalic acid (PTA). The investment by the Company was $160 million.

   In January 1996, DowElanco, a 60 percent joint venture, entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $156 million, acquired approximately a 46 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary.

   In June 1995, the Company completed the sale of its 197 million shares of Marion Merrell Dow to Hoechst A.G. for $5.1 billion or $25.75 per share. In addition, subsidiaries of the Company completed the sale of the Company's Latin American pharmaceutical businesses based in Argentina, Brazil and Mexico to Roussel Uclaf S.A. for $133 million. These two transactions, net of taxes on income of $382 million, increased the Company's second quarter of 1995 earnings by $169 million or 62 cents per share.



CHANGES IN FINANCIAL CONDITION

The following tables represent total debt, current assets and current liabilities at March 31, 1996 versus
December 31, 1995.

                                     Mar. 31,     Dec. 31,  Increase
In millions                            1996        1995    (Decrease)
- ----------------------------------------------------------------------
Notes payable                         $1,853     $  323      $1,530
Long-term debt due within one year       388        375          13
Long-term debt                         4,492      4,705        (213)
- ----------------------------------------------------------------------
   Total debt                         $6,733     $5,403      $1,330
- ----------------------------------------------------------------------

   The notes payable increase of $1.5 billion was due mainly to excess BSL funds being managed by the Company. These excess funds are advance receipts of reconstruction funding from BvS. These funds are recorded both as current assets and current liabilities by the Company.

                                     Mar. 31,     Dec. 31,  Increase
In millions                            1996        1995    (Decrease)
- ---------------------------------------------------------------------
Cash and cash equivalents           $ 3,529     $ 2,839      $  690
Marketable securities and
 interest-bearing deposits              576         611         (35)
Accounts and notes receivable - net   4,485       4,109         376
Inventories:
   Finished and work in process       2,091       2,197        (106)
   Materials and supplies               518         551         (33)
Deferred income taxes                   191         247         (56)
- ---------------------------------------------------------------------
  Total current assets               11,390      10,554         836
- ---------------------------------------------------------------------
  Total current liabilities           6,791       5,601       1,190
- ---------------------------------------------------------------------
   Working capital                  $ 4,599     $ 4,953      $ (354)
- ---------------------------------------------------------------------

  Excluding the funds managed for BSL as mentioned above, cash and cash equivalents were reduced by $580 million. These cash resources were used in the repayment of long-term debt and the investments in Mycogen, INCA and PBB/Polisur as discussed in the Acquisitions and Divestitures section of this report. In addition, the Company purchased 4.1 million shares of common stock during the first quarter of 1996 as part of its overall stock repurchase program. The Company's average shares outstanding for the quarter were 251 million, a decrease of 10 percent from the first quarter of 1995. There were 6 million shares left to repurchase at the end of the first quarter 1996 within the current authorization, which is expected to be completed by the end of the second quarter.

  At March 31, 1996, the Company had unused and available credit facilities with various United States and foreign banks totaling $2.0 billion in support of commercial paper borrowings and working capital requirements. Additional unused credit facilities totaling $1.2 billion are available for use by foreign subsidiaries.

                                            Mar. 31,   Dec. 31,
Balance Sheet Ratios                          1996       1995
- ---------------------------------------------------------------
Current assets over current liabilities      1.7:1      1.9:1
Days-sales-outstanding-in-receivables           52         56
Days-sales-in-inventory                         85         90
Debt as a percentage of total capitalization  41.7       36.3


The increase of 5.4 percentage points in the debt as a percentage of total capitalization was primarily attributable to the funds received from BSL (as discussed above) which increased the total debt.



RESULTS OF OPERATIONS

As a result of the sale of the Company's pharmaceutical businesses, the amounts reported for prior periods have been restated to reflect the pharmaceutical businesses as discontinued operations.

First Quarter 1996 versus First Quarter 1995

The following table represents geographic segment sales and operating income for the three months ended
March 31, 1996 and 1995. Price and volume changes are presented for sales.

                     Three Months Ended                      Percentage
                     Mar. 31,    Mar. 31,   1996 vs 1995   Change* due to
In millions           1996        1995      Dollars    %   Price    Volume
                      ----        ----      -------    -   -----    ------
Geographic sales

United States       $2,175      $2,359       $(184)   (8)%   (7)%    (1)%
Europe               1,679       1,673           6     0 %   (7)%     7 %
Rest of world        1,128       1,173         (45)   (4)%   (8)%     4 %
                    ------      ------       ------

  Total            $4,982       $5,205       $(223)   (4)%   (7)%     3 %


Geographic operating income

United States        $346       $  401       $ (55)  (14)%
Europe                263          340         (77)  (23)%
Rest of world         259          334         (75)  (22)%
                     ----         ----        -----

  Total              $868       $1,075       $(207)  (19)%


The following table represents industry segment sales and operating income for the three months ended March 31, 1996 and 1995. Price and volume changes are presented for sales.


                      Three Months Ended                      Percentage
                      Mar. 31,    Mar. 31,   1996 vs 1995   Change* due to
In millions             1996        1995     Dollars    %   Price    Volume
                        ----        ----     -------    -   -----    ------

Industry segment sales

Chemicals & Metals    $  752       $ 861     $(109)  (13)%   (10)%   (3)%
Performance Chemicals  1,131       1,197       (66)   (6)%    (1)%   (5)%
Plastics                 928       1,091      (163)  (15 %   (27)%   12 %
Performance Plastics   1,345       1,263        82     6 %     5 %    1 %
Hydrocarbons & Energy    553         588       (35)   (6)%   (11)%    5 %
Diversified Businesses
 & Unallocated           273         205        68      nm      nm     nm
                      ------      ------     ------

  Total               $4,982      $5,205     $(223)   (4)%    (7)%    3 %


Industry segment operating income

Chemicals & Metals      $190      $  304     $(114)  (38)%
Performance Chemicals    247         253        (6)   (2)%
Plastics                 170         451      (281)  (62)%
Performance Plastics     317         184       133    72 %
Hydrocarbons & Energy     (9)        (12)        3    25 %
Diversified Businesses
 & Unallocated           (47)       (105)       58    55 %
                        -----     -------    ------

  Total                 $868      $1,075     $(207)  (19)%


( )  -  unfavorable
*    -  not intended to add
nm   - not meaningful



First Quarter 1996 vs First Quarter 1995 (Continued)

The following are selected data for the three months ended
March 31, 1996 and 1995.

                                 Three Months Ended
Dollars in millions,             Mar. 31,  Mar. 31,        1996 vs1995
except for share amounts          1996      1995         Dollars     %
                                  ----      ----         -------     -

Cost of sales                   $3,384    $3,326            $58     2 %
 % of sales                         68%       64%                   4  points

Research and development,
 promotion and advertising,
 selling and administrative
 expenses                          743       806            (63)   (8)%

Operating income                   868     1,075           (207)  (19)%
 % of sales                         17%       21%                  (4) points

Equity in earnings of
 20%-50% owned companies            16        25             (9)  (36)%

Effective tax rate
 from continuing operations         37%       39%                  (2) points

Income from continuing operations  476       564            (88)  (16)%

Net income available
 for common stockholders           476       582           (106)  (18)%

Earnings per common share
 from continuing operations      $1.90     $2.03         $(0.13)   (6)%

Earnings per common share        $1.90     $2.10         $(0.20)   (9)%

Operating rate percentage           87%       95%                  (8) points



Results of Operations

Net sales for the first quarter of 1996 were $5 billion, a decline of 4 percent from $5.2 billion in the same period last year. The result was due to a price decrease of 7 percent and a volume increase of 3 percent. All geographic and industry segments, with the exception of Performance Plastics business, showed a price decline. The Plastics business had the largest sales price decline of 27 percent, against the first quarter 1995's strong level.
   Volume was mixed in the industry segments with Plastics business showing a 12 percent improvement. Sales in the United States accounted for 44 percent of the total sales in this quarter and 45 percent in the same period last year.
   Operating income of $868 million was 19 percent lower for this quarter versus $1,075 million in the first quarter of 1995. All geographic segments contributed to the decline caused mainly by sales price erosion. The effect of cost control which lowered expenses helped mitigate the impact of lower sales prices. The impact of the dollar, weakening against the European currencies and strengthening against the Rest of World currencies, was not significant.

CHEMICALS AND METALS
Chemicals and Metals sales for the first quarter of 1996 were $752 million, a 13 percent decline from $861 million in the first quarter 1995. Sales prices and volume declined 10 percent and 3 percent respectively. Operating income for the segment fell 38 percent from $304 million in this quarter compared to the same period last year. A substantial drop in the price of ethylene dichloride (EDC) and vinyl chloride monomer (VCM) compared to a year ago, was the major reason for the lower sales and operating income for this business. Prices for EDC and VCM began to show improvement late in the first quarter 1996. Sales and operating income of chlorinated organics were lower than last year because of the phase-out of 1,1,1-trichloroethane sales due to the Montreal Protocol. Price and volume were slightly below last year for caustic soda. Propylene glycol performance was better than last year due to lower manufacturing costs and expenses, combined with sales price and volume gains to unsaturated polyester resin and personal care manufacturers.



PERFORMANCE CHEMICALS
Sales for Performance Chemicals were $1,131 million, down about 6 percent from $1,197 million compared to the previous year. Sales prices were down slightly and volume was down about 5 percent. The volume in Europe, however, was stronger, up about 4 percent. Operating income for the segment was $247 million, down 2 percent from $253 million a year ago.
   Specialty chemicals posted a 2 percent increase in sales, due to a volume increase of 4 percent and a 2 percent price decline. Volume was particularly strong in the United States with strong demand for superabsorbents, oxygenated solvents and polyglycols. The construction industry's slow start due to colder than normal weather conditions adversely affected sales of Methocel. Lower manufacturing costs and expenses combined with higher volume were instrumental in producing a 23 percent increase in operating income over the first quarter last year.
   Sales prices were up slightly in emulsion polymers, but volume was down versus a year ago due to inventory reduction in the coated paper industry. After a slow start in January and February, demand improved in March, particularly in North America, Europe and the Pacific. Lower manufacturing costs helped mitigate the effect of reduced demand, resulting in the operating income for these products being about flat with last year.
   Cold weather in North America and a late spring slowed this quarter's agricultural products sales. Also, the delay in the farm bill in the United States caused some herbicide decisions to be postponed until crop selection was determined. It is expected that the delayed sales will take place in the second quarter. Agricultural sales in Europe for this quarter were well ahead of the first quarter last year. Sales of new products, Broadstrike and Sentricon, are on track with expectations. Cost control efforts resulted in lower expenses, which helped offset some of the reduction in sales.

PLASTICS
Plastics reported sales of $928 million in the first quarter of 1996, a decrease of 15 percent from $1,091 million in the previous year's first quarter. Sales prices fell 27 percent from last year's strong levels, but volume rose 12 percent due to increased polyethylene demand. Operating income declined 62 percent from $451 million to $170 million which reflected the lower sales prices.
   While sales prices fell sharply in polyethylene, volume was up substantially versus the first quarter of 1995. Polyethylene was sold out globally on all major products. Exports to the Far East were strong as volume in the Pacific doubled that of a year-ago. It is believed that some of the volume increase was due to pre-price increase inventory building. Sales price increases were implemented in Europe during the quarter and in North America at the end of the quarter.
   Polyethylene terephthalate (PET) operations were consolidated in the first quarter of 1996 with positive contributions to sales and operating income.
   Polystyrene sales were 26 percent below the first quarter of 1995 on a price decline of 20 percent and a volume decline of 6 percent. Prices are expected to turn around with price increases in Europe in February and the implementation of price increases in North America at the start of the second quarter.

PERFORMANCE PLASTICS
Performance Plastics sales of $1,345 million were up 6 percent from $1,263 million in the first quarter of 1995. Prices were up 5 percent and volume rose 1 percent, with gains in almost all business areas. Lower expenses resulting from cost control efforts, along with lower raw material costs and higher prices, increased operating income for this segment to $317 million, 72 percent above the first quarter of 1995 of $184 million.
   Polyurethanes sales were up 10 percent over the first quarter of 1995 on higher prices, as volumes were about flat. Reduced demand for durables, which accounts for a large portion of the polyurethanes sales, dampened sales in the quarter, but March sales showed improvement in North America.
   Sales of epoxies and intermediates were up almost 5 percent over the first quarter of 1995 with gains in both selling price and volume. Sales volume gains were strongest in the intermediates. Resin sales volume was reduced somewhat by a sluggish demand for personal computers. Operating income was boosted 29 percent over the first quarter of 1995 by the combination of higher sales volumes, increased selling prices and lower expenses.
   Higher sales prices and stable volumes for polycarbonates improved engineering thermoplastic sales by 5 percent versus the first quarter of 1995. Industry supply and demand balance is good and the Company's polycarbonate plants are running at capacity.
   Adhesives, sealants and coatings sales were up 22 percent and operating income more than doubled the first quarter of 1995.
   Fabricated products sales were down 3 percent from last year as the cold weather in North America and Europe slowed the sales of Styrofoam to the construction industry. Lower expenses and good performance by the business resulted in an overall increase in operating income of 15 percent.



HYDROCARBONS AND ENERGY
Hydrocarbons and Energy sales of $553 million in the first quarter of 1996, down 6 percent from $588 million in the same quarter of 1995, reflected significant declines in ethylene, propylene and styrene prices. Operating loss for the quarter was $9 million, versus a loss of $12 million in the first quarter of 1995.

DIVERSIFIED BUSINESSES AND UNALLOCATED
Diversified Businesses and Unallocated sales were $273 million, an increase of 33 percent from $205 million in the first quarter of 1995. The operating loss for this segment was $47 million, an improvement from a loss of $105 million for the same period last year.
   DowBrands sales were flat with last year as price improvements offset sales lost due to the divestiture of the Personal Care business in the fourth quarter of 1995. Lower manufacturing costs and significantly reduced promotion and advertising expenses contributed to a modest profit for the business this quarter, compared to a loss in the same quarter a year-ago.
   New Businesses sales rose sharply with the inclusion of Radian International LLC, the Company's environmental services joint venture with The Hartford Steam Boiler Inspection and Insurance Company. Operating income for the other new businesses was negative, reflecting the expenses related to these developmental activities.
   Miscellaneous costs which are not allocated to the other business segments remained relatively flat versus the first quarter 1995, with the exception of severance costs which were reduced considerably.

Manufacturing Costs
Dow's global plant operating rate for its chemicals and plastics businesses was 87 percent, down from 95 percent in the first quarter of 1995. Manufacturing costs for these businesses, adjusted for volume, were down 3 percent compared to the same period a year ago.

Other Income (Expense)
Equity in earnings of 20%-50% owned companies decreased $9 million compared to the corresponding period a year ago, primarily due to no longer recognizing equity earnings of Dow Corning. On May 15, 1995, Dow Corning Corporation announced that it had filed for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in Bay City, Michigan.
   Net financial expenses, which are the total of interest expense, interest income and foreign exchange, amounted to $49 million this quarter, below the $63 million in the first quarter of 1995. This was due to the cash position created by the sale of the Company's pharmaceutical business in the second quarter of 1995 plus a positive operating cash flow.

Provision for Taxes on Income
The effective tax rate from continuing operations for the first quarter was 37 percent compared to 39 percent in the first quarter of 1995, after restatement for classification of discontinued operations.

Income from Continuing Operations
The first quarter's income from continuing operations was $476 million or $1.90 per share. In the first quarter of 1995, income from continuing operations was $564 million or $2.03 cents per share. This decrease reflected a general sales price decline across all industry segments with the exception of the Performance Plastics business.

Discontinued Operations
Net sales attributed to the pharmaceutical business for the three months ended March 31, 1995, was $757 million and taxes on income from the pharmaceutical business for the three months ended March 31, 1995 was $36 million.

Net Income Available for Common Stockholders
The first quarter's net income available for common stockholders was $476 million or $1.90 per share. This compared with net income for the corresponding period last year of $582 million or $2.10 per share. The Company's average shares outstanding for the quarter were 251 million, a decrease of 10 percent from the first quarter of 1995.



Expectations for the Remainder of 1996
Economic conditions are improving, and there seems to be demand growth. Currently there is a favorable supply/demand scenario, the inventory correction cycle is generally complete, and prices appear to have bottomed out and are moving up for most products. The Company is monitoring the overall economic situation around the globe, because demand levels are dynamic and industry operating rates and available capacity can change. Business conditions should remain positive as long as the industry fundamentals stay as they are now. It appears that earlier expectations for a stronger economy in the second half of the year may be realized. With the cost reduction plans and the benefits that are beginning to show from the Company's value-growth initiatives, the Company is well positioned for the remainder of the year.


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



Breast Implant Matters (Continued)
   On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt-out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in a total of 12,549 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
   Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, however, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a shareholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
   After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in 3,996 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and 130 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and has been appealed. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. Plaintiffs have appealed Judge Lobis' ruling. Other rulings that are not final decisions are also subject to reconsideration by the trial courts. The Company expects that plaintiffs will file motions to reconsider in some states as a result of Judge Pointer's April 25 decision. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the state product liability cases.
  The Company is also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25 decision, and granted the Company's request to enter a final
judgment in its favor.   Plaintiffs have appealed the final
judgment to the U.S. Court of Appeals for the Eighth Circuit.



Breast Implant Matters (Continued)
   On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's shareholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim.
Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed similar cross-claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
   In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
   Three breast implant product liability cases brought against the Company have now gone to trial. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. The Company has appealed the verdict. The Company will also file a claim in Dow Corning's bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the Nevada verdict.
   With the principal exception of the cases filed in Michigan and approximately 150 cases filed in Texas, Dow Corning or the Company have removed virtually all cases originally filed in state courts across the country to various federal courts. The removed cases have been, in most instances, transferred to Judge Pointer. Plaintiffs have asked Judge Pointer to remand those cases back to their states of origin, and the Company has opposed that motion. On April 9, 1996, the United States Court of Appeals for the Sixth Circuit ruled that because silicone gel breast implant claims against the Company (and certain other parties) were "related to" Dow Corning's bankruptcy, the federal District Court for the Eastern District of Michigan had the power to transfer such claims, including claims currently pending before Judge Pointer, to itself and ordered that Court to decide whether to make such a transfer. Plaintiffs have asked for reconsideration of the Sixth Circuit's ruling.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows.
Nevertheless, in light of Judge Pointer's April 25 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

Environmental Matters
On December 19, 1994, the Texas Natural Resource Conservation Commission sent a proposed order to the Company seeking administrative civil penalties of $519,350 for alleged violations of the Texas Clean Air Act. That action was settled on March 18, 1996 and the Company paid a civil penalty of $96,125 and made a $100,000 contribution to the Nature Conservancy of Texas.
  In February 1996, the Michigan Department of Environmental Quality demanded payment of $258,000 in civil penalties associated with a notice of Violation and Proposed Consent Order issued on November 16, 1995, for alleged violations of hazardous waste regulations.
  Dow Chemical Canada Inc., a wholly owned subsidiary of the Company, has been investigated by Alberta Environment Protection with respect to two violations of the Ozone-Depleting Substances Regulation alleged to have occurred on May 31, 1995, and March 26, 1996. The Crown is seeking a civil penalty of $200,000 (Canadian) in respect of the May 31, 1995 incident.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit No.                Description of Exhibit
   -----------                ----------------------
       27                        Financial Data Schedule

(b)  Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Company during the first quarter 1996.






The following trademarks of DowElanco or its subsidiaries appear in this report: Broadstrike and Sentricon.

The following trademarks of The Dow Chemical Company or its subsidiaries appear in this report: Methocel and Styrofoam.




                            SIGNATURE








               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           THE DOW CHEMICAL COMPANY
                           ------------------------
                                   Registrant




Date:    May 10, 1996
- ---------------------





                                                     Roger L. Kesseler
                                                     -----------------
                                                     Roger L. Kesseler
                                                 Vice President & Controller
                                                  (Chief Accounting Officer)