Form 10-Q
period 1996-06-30
DOW CHEMICAL CO /DE/
filed 1996-08-08
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934



               FOR THE QUARTER ENDED JUNE 30, 1996

                  Commission file number 1-3433



                    THE DOW CHEMICAL COMPANY
     (Exact name of registrant as specified in its charter)



          Delaware                              38-1285128
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

            2030 DOW CENTER, MIDLAND, MICHIGAN  48674
     (Address of principal executive offices      (Zip Code)
Registrant's telephone number, including area code:  517-636-1000



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



                                                Outstanding at
             Class                              June 30, 1996

 Common Stock, $2.50 par value                245,298,221 shares



                      THE DOW CHEMICAL COMPANY

                          Table of Contents


                                                                   Page

Part I - Financial Information

     Item 1.  Financial Statements

                 Consolidated Statements of Income                   3

                 Consolidated Balance Sheets                         4

                 Consolidated Statements of Cash Flows               6

                 Commitments and Contingent Liabilities              7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    9

                 Second Quarter Earnings Announcement                9

                 Acquisitions and Divestitures                      11

                 Changes in Financial Condition                     12

                 Results of Operations                              13


Part II - Other Information

     Item 1.  Legal Proceedings                                     19

     Item 4.  Submission of Matters to a Vote of Security Holders   23

     Item 6.  Exhibits and Reports on Form 8-K                      23

     Signature                                                      24

     Exhibit 27                                                     25

PART 1. FINANCIAL INFORMATION
- -----------------------------
ITEM 1. FINANCIAL STATEMENTS
- ----------------------------
The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
- -------------------------------------------------------------------------------
                                           Three Months Ended  Six Months Ended
                                             June 30  June 30  June 30  June 30
In millions, except for share amounts           1996     1995     1996     1995

- -------------------------------------------------------------------------------
Net Sales                                     $5,176   $5,517  $10,158  $10,722
- -------------------------------------------------------------------------------
Operating Costs and Expenses
  Cost of sales                                3,539    3,571    6,923    6,897
  Insurance and finance company
     operations, pretax income                   (14)      (9)     (36)     (22)
  Research and development expenses              194      193      385      406
  Promotion and advertising expenses             102      109      187      226
  Selling and administrative expenses            446      437      913      913
  Amortization of intangibles                     13        9       22       20
  -----------------------------------------------------------------------------
  Total operating costs and expenses           4,280    4,310    8,394    8,440
- -------------------------------------------------------------------------------
Operating Income                                 896    1,207    1,764    2,282
- -------------------------------------------------------------------------------
Other Income (Expense)
  Equity in earnings of 20%-50%
    owned companies                               24       15       40       40
  Interest expense and amortization of debt     (118)     (98)    (242)    (199)
  Interest income and foreign exchange-net        75       35      150       73
  Net loss on investment  (Note B)                 0     (330)       0     (330)
  Sundry income - net                             62        3      110       14
  -----------------------------------------------------------------------------
  Total other income (expense)                    43     (375)      58     (402)
- --------------------------------------------------------------------------------
Income before Provision for Taxes on Income      939      832    1,822    1,880
- --------------------------------------------------------------------------------
Provision for Taxes on Income                    344      420      670      834
- --------------------------------------------------------------------------------
Minority Interests' Share in Income               48       77      127      145
- --------------------------------------------------------------------------------
Preferred Stock Dividends                          1        1        3        3
- --------------------------------------------------------------------------------
Income from Continuing Operations               $546     $334   $1,022     $898
- --------------------------------------------------------------------------------
Discontinued Operations
  Income from pharmaceutical business, net
     of taxes on income                            0        0        0       18
  Gain on sale of pharmaceutical business,
     net of taxes on income (Note C)               0      169        0      169
- --------------------------------------------------------------------------------
Net Income Available for Common Stockholders    $546     $503   $1,022   $1,085
- --------------------------------------------------------------------------------
Average Common Shares Outstanding              247.7    273.5    249.3    275.2
Earnings per Common Share from
   Continuing Operations                       $2.20    $1.22    $4.10    $3.25
Earnings per Common Share                      $2.20    $1.84    $4.10    $3.94
Common Stock Dividends Declared per Share      $0.75    $0.75    $1.50    $1.40
Depreciation                                    $308     $309     $616     $668
Capital Expenditures                            $341     $575     $605     $778

Notes to the Financial Statements
- ---------------------------------
Note A: The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in with the financial statements and notes thereto included in the Company's
Form 10-K for the year ended December 31, 1995.

Note B: In May 1995, Dow Corning Corporation filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company is a 50 percent shareholder in Dow Corning Corporation. As a result of Dow Corning's Chapter 11 filing and its 1995 second quarter loss, the Company recognized a pretax charge against income of $330 million, fully reserved its net investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11. The charge impacted the Company's second quarter of 1995 earnings by $1.24 per share.

Note C: In June 1995, the Company sold its 197 million shares of Marion Merrell Dow to Hoechst for $5.1 billion or $25.75 per share. In addition, subsidiaries of the Company sold the Company's Latin American pharmaceutical business based in Argentina, Brazil and Mexico to Roussel Uclaf S.A. for $133 million. These two transactions, net of taxes on income of $382 million, increased the Company's second quarter of 1995 earnings by $169 million or 62 cents per share.



The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheet
- -------------------------------------------------------------------------------
                                                              June 30, Dec. 31,
In millions                          (Unaudited)                  1996     1995
- -------------------------------------------------------------------------------
  Assets
Current Assets
  Cash and cash equivalents                                     $2,573   $2,839
  Marketable securities and interest-bearing deposits              550      611
  Accounts and notes receivable:
     Trade (less allowance for doubtful receivables-
             1996, $63; 1995, $53)                               3,095    2,729
     Other                                                       1,363    1,380
  Inventories:
     Finished and work in process                                2,069    2,197
     Materials and supplies                                        610      551
  Deferred income tax assets-current                               235      247
  -----------------------------------------------------------------------------
  Total current assets                                          10,495   10,554
- -------------------------------------------------------------------------------
Investments
  Capital stock at cost plus equity in accumulated
     earnings of 20%-50% owned companies                         1,425      848
  Other investments                                              1,675    1,558
  Noncurrent receivables                                           320      314
  -----------------------------------------------------------------------------
  Total investments                                              3,420    2,720
- -------------------------------------------------------------------------------
Plant Properties
  Plant properties                                              23,273   23,218
  Less accumulated depreciation                                 15,002   15,105
  -----------------------------------------------------------------------------
  Net plant properties                                           8,271    8,113
- -------------------------------------------------------------------------------
Other Assets
  Goodwill (net of accumulated amortization-
             1996, $159; 1995, $177)                               681      658
  Deferred income tax assets-noncurrent                            736      779
  Deferred charges and other assets                                831      758
  -----------------------------------------------------------------------------
  Total other assets                                             2,248    2,195
- -------------------------------------------------------------------------------
Total Assets                                                   $24,434  $23,582
- -------------------------------------------------------------------------------

See Notes to Financial Statements.



The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
- -------------------------------------------------------------------------------
                                                              June 30, Dec. 31,
In millions                       (Unaudited)                     1996     1995
- -------------------------------------------------------------------------------
  Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable                                                 $1,711     $323
  Long-term debt due within one year                               401      375
  Accounts payable:
     Trade                                                       1,435    1,529
     Other                                                         608      717
  Income taxes payable                                             875      791
  Deferred income tax liabilities-current                           40       55
  Dividends payable                                                186      192
  Accrued and other current liabilities                          1,535    1,619
  -----------------------------------------------------------------------------
  Total current liabilities                                      6,791    5,601
- -------------------------------------------------------------------------------
Long-Term Debt                                                   4,100    4,705
- -------------------------------------------------------------------------------
Other Noncurrent Liabilities
  Deferred income tax liabilities-noncurrent                       632      659
  Pension and other postretirement benefits-noncurrent           1,909    1,880
  Other noncurrent obligations                                   1,302    1,260
  -----------------------------------------------------------------------------
  Total other liabilities                                        3,843    3,799
- -------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                        2,006    1,775
- -------------------------------------------------------------------------------
Temporary Equity
  Temporary equity-other                                             0      313
  Preferred stock at redemption value                              129      131
  Guaranteed ESOP obligation                                      (103)    (103)
  -----------------------------------------------------------------------------
  Total temporary equity                                            26      341
- -------------------------------------------------------------------------------
Stockholders' Equity
  Common stock                                                     818      818
  Additional paid-in capital                                       226      315
  Retained earnings                                             10,786   10,159
  Unrealized gains (losses) on investments                         103       62
  Cumulative translation adjustments                              (348)    (349)
  Treasury stock, at cost                                       (3,917)  (3,644)
  -----------------------------------------------------------------------------
  Net stockholders' equity                                       7,668    7,361
- -------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                     $24,434  $23,582
- -------------------------------------------------------------------------------

See Notes to Financial Statements.



The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
- -------------------------------------------------------------------------------
                                                              Six Months Ended
                                                            June 30,  June 30,
In millions                       (Unaudited)                   1996      1995
- -------------------------------------------------------------------------------

Operating Activities
     Income from Continuing Operations                        $1,022      $898
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                           655       679
         Provision for deferred income tax                        14        60
         Undistributed earnings of 20%-50%
           owned companies                                       (21)      (14)
         Minority interests' share in income                     127       145
         Net loss on investment                                    0       330
         Net gain other                                           (6)      (43)
     Changes in assets and liabilities that
       provided (used) cash:
         Accounts receivable                                    (254)     (765)
         Inventories                                             156      (225)
         Accounts payable                                       (263)      (20)
         Other assets and liabilities                             61       227
     Operating activities related to discontinued operation        0        84
     -------------------------------------------------------------------------
     Cash provided by operating activities                     1,491     1,356
     -------------------------------------------------------------------------
Investing Activities
     Purchases of plant properties                              (605)     (770)
     Proceeds from sales of plant properties                      71        20
     Purchases of consolidated companies                        (223)        0
     Investments in unconsolidated affiliates                   (618)       (5)
     Proceeds from sale of pharmaceutical businesses
       (net of cash divested)                                      0     5,060
     Purchases of investments                                 (1,042)   (1,644)
     Proceeds from sales of investments                        1,140     1,285
     Investing activities related to discontinued operation        0       (28)
     -------------------------------------------------------------------------
     Cash provided (used) by investing activities             (1,277)    3,918
     -------------------------------------------------------------------------
Financing Activities
     Changes in short-term notes payable                       1,244        88
     Payments on long-term debt                                 (672)     (262)
     Proceeds from issuance of long-term debt                     39       100
     Purchases of treasury stock                                (866)     (693)
     Proceeds from sales of common stock                         210        72
     Distributions to minority interests                         (49)      (51)
     Dividends paid to stockholders                             (381)     (363)
     Financing activities related to discontinued operation        0        17
     -------------------------------------------------------------------------
     Cash used in financing activities                          (475)   (1,092)
     -------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                           (5)        0
     -------------------------------------------------------------------------

Summary
     Increase (decrease) in cash and cash equivalents           (266)    4,182
     Cash and cash equivalents at beginning of year            2,839       569
     -------------------------------------------------------------------------
     Cash and cash equivalents at end of period               $2,573    $4,751
     -------------------------------------------------------------------------

See Notes to Financial Statements.


COMMITMENTS AND CONTINGENT LIABILITIES

In January 1994, Dow Corning Corporation (Dow Corning), in which Dow is a 50 percent shareholder, announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million.
   As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
   Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code on May 15, 1995. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.
   On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 9, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
   The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the 1995 second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
   Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, however, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
   It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, will have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.


Commitments and Contingent Liabilities (Continued)

   Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   The Company has accrued $242 million at June 30, 1996, for probable environmental remediation and restoration liabilities, including $17 million for the remediation of Superfund sites. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to 50 percent higher. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
   In addition to the breast implant, DBCP and environmental remediation matters, the Company and its subsidiaries are parties to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liabilities, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
   Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
   Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   Eli Lilly and Company (Lilly) is a 40 percent partner with the Company in DowElanco, a global agricultural products joint venture. Lilly holds a put option requiring the Company to purchase Lilly's interest in DowElanco at fair market value. Lilly notified the company in September 1994 that it did not plan to exercise the put option at that time. No subsequent notification has been received.
   A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $204 million, $252 million and $237 million in 1995, 1994 and 1993, respectively.
   At December 31, 1995, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices. The table below shows the fixed and determinable portion of the take or pay and throughput obligations:

Fixed and Determinable Portion of Obligations (in millions)
- ------------------------------------------
1996                                  $248
1997                                   204
1998                                   185
1999                                   102
2000                                    73
2001 through expiration of contracts   174
- ------------------------------------------
Total                                 $986
- ------------------------------------------

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND  RESULTS OF OPERATIONS

The discussions in this quarterly report contains both historical information and forward-looking statements. The forward-looking statements involve risks and uncertainties that affect the Company's operations, markets, products, services, prices and factors as discussed in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors. Accordingly, there is no assurance that the Company's expectations will be realized.

SECOND QUARTER EARNINGS ANNOUNCEMENT (July 25, 1996)

Dow Announces Quarterly Earnings of $2.20 per share

Second Quarter of 1996 Highlights

    Earnings per share reached a seven year high.

    The strong quarter was due to volume growth, productivity improvements, and strong results in Performance Chemicals and Performance Plastics.

    Sales for the second quarter of 1996 were $5.2 billion compared to $5.5 billion for the same period last year.

_________________________________________________________________________

                                         3 Months Ended    6 Months Ended
                                             June 30           June 30
(In millions, except for
 per share amounts)                     1996      1995     1996      1995
- -------------------------------------------------------------------------
Net Sales                             $5,176    $5,517  $10,158   $10,722
Operating Income                         896     1,207    1,764     2,282
Income from Continuing Operations        546       334    1,022       898
Earnings per Common Share
    from Continuing Operations           2.20     1.22     4.10      3.25
Earnings Per Common Share                2.20     1.84     4.10      3.94
_________________________________________________________________________

Note: Results for 1995 have been restated to show Dow's pharmaceutical businesses as discontinued operations after their sale in second quarter of 1995.

Review of Quarterly Results
The Dow Chemical Company today announced sales of $5.2 billion and operating income of $896 million for the second quarter of 1996. Total earnings were $2.20 per share, the highest since 1989.

"This was a strong quarter and we are on track for another good year," said J. Pedro Reinhard, financial vice president and chief financial officer. "Volume was up and we benefited from our continued productivity improvements. We are particularly pleased with the continued growth in our Performance Chemicals and Performance Plastics segments, which now account for over half of the company's operating income."

Sales for the quarter of $5.2 billion were off 6 percent from $5.5 billion during the same period a year ago. Operating income was $896 million compared to $1.2 billion in the second quarter of 1995. Despite a 10 percent decrease from very high pricing levels a year ago, operating income as a percent of sales declined by only 4.6 percentage points reflecting the impact of volume gains, growth in the Performance Chemicals and Performance Plastics segments, and continued productivity improvements.

Total earnings were $2.20 per share compared to $1.84 per share for the same period last year. In the second quarter of 1995, Dow's earnings were impacted by a gain on the sale of Dow's pharmaceutical businesses of 62 cents per share and a charge of $1.24 per share related to Dow Corning's filing for protection under Chapter 11 of the United States Bankruptcy Code. Excluding these items, Dow's earnings per share in the second quarter of 1995 were $2.46.


Second Quarter Earnings Announcement (July 25, 1996)
(Continued)

Chemicals and Metals posted sales of $790 million and operating income of $205 million, compared to sales of $899 million and operating income of $313 million in the second quarter of 1995. Lower prices were the primary reason for the sales and earnings declines in this segment.

Performance Chemicals sales were $1.2 billion, flat with a year ago. Operating income was $237 million compared to $259 million in the second quarter of 1995. Both the Specialty Chemicals and Emulsion Polymers businesses had strong quarters posting higher earnings compared to the same period last year. This is the tenth consecutive quarter that Specialty Chemicals has posted a sales increase versus the previous year. Unfavorable climatic conditions, primarily in North America, negatively impacted sales and earnings for Agricultural Chemicals.

Plastics sales were $966 million down 12 percent from $1.1 billion in the second quarter of 1995. Operating income was $223 million, down from $467 million for the same period last year. The strong volume growth experienced in this segment was not enough to offset the substantial price declines versus a year ago. Polyethylene prices globally have been trending upward since the beginning of the year and polystyrene prices have risen in Europe, reversing the general pricing decline for Plastics.

Performance Plastics posted sales of $1.4 billion, down slightly from the same period a year ago, reflecting the transfer of Dow's elastomers business to DuPont Dow
Elastomers L.L.C.. However, operating income was up 25 percent to $325 million from $261 million in the second quarter of 1995. Polyurethanes, Epoxies, Engineering
Plastics, Fabricated Products and the Adhesives, Sealants and Coatings businesses all reported higher earnings than a year ago. These results demonstrate the value of the company's continued focus on these businesses.

Hydrocarbons and Energy sales were $595 million, down 15 percent from $697 million in the second quarter of 1995.
The segment experienced an operating loss of $20 million, about flat with a year ago.

The Diversified Businesses and Unallocated segment posted sales of $276 million, up 10 percent from $252 million a year ago. The segment recorded a loss of $74 million, about equal to the second quarter of 1995. DowBrands experienced its fourth consecutive profitable quarter reflecting successful restructuring efforts.

In the second quarter of 1996, Dow repurchased 6 million shares, bringing the year-to-date total to 10 million shares. This completed the repurchase program of 25 million shares initiated in July 1995. In July 1996, the company authorized an additional program to repurchase a further 20 million shares. Since the beginning of 1995, Dow has bought back 39 million shares, or about 15 percent of its outstanding shares.

"The overall global economic scenario is improving. Growth in North America is stable, economic activity is increasing in Japan, and we have seen the first indicators of an upward move in Europe," said Reinhard. "The inventory correction is over and the pricing environment for many of our key products has improved. These factors, combined with our on-going productivity initiatives and business portfolio restructuring, should result in another good year for Dow."


ACQUISITIONS AND DIVESTITURES

In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (referred to herein as BSL). Economic transfer of business operations to the Company, through management consulting and service agreements, occurred in June 1995 with legal closing anticipated by the end of 1996. The Company will include the financial results of BSL effective with the legal closing date.
   On closing, the Company will acquire 80 percent ownership in BSL for an investment of approximately $200 million. BvS will maintain a 20 percent ownership until the end of the restructuring period of five years. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $170 million. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities.
   The Company intends to build several new facilities at the BSL sites including a Dowlex linear low density polyethylene plant and polypropylene, aniline and acrylic acid plants, and to upgrade the chlorine plant and steam cracker. A multi-feedstock liquid pipeline will be constructed from the port of Rostock to the Boehlen site, as well as harbor facilities, terminals and pump stations. As part of the restructuring of the acquired sites, several facilities will be closed and demolished.

   In December 1995, a Company-controlled consortium acquired the shares of Petroquimica Bahia Blanca (PBB) and Indupa owned by the Argentine government for $358 million. The consortium subsequently agreed, in 1996, to sell Indupa and purchase Polisur S.A. This series of transactions will result in the consortium owning, in Argentina, PBB (a leading ethylene producer) and Polisur (a polyethylene manufacturer). The net investment by the Company is expected to be $376 million.

   In April 1996, the Company and E.I. duPont de Nemours and Company formed, through the transfer of net assets and existing businesses, a 50:50 joint venture named DuPont Dow Elastomers L.L.C. The new company focuses on the discovery, development, production and sale of thermoset and thermoplastic elastomer products. The book value of the net assets transferred by the Company was $529 million.

   In January 1996, the Company and The Hartford Steam
Boiler Inspection and Insurance Company formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC. The new company provides environmental, information technology and strategic chemical management services to industries and governments worldwide. The value of the net assets transferred by the Company will be approximately $32 million.

   In January 1996, the Company acquired an 80 percent share in EniChem's INCA International SpA subsidiary, a producer of polyethylene terephthalate (PET) resin and its major precursor, purified terephthalic acid (PTA). The investment by the Company was $155 million.

   In January 1996, DowElanco, a 60 percent joint venture, entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158 million, acquired approximately a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary.

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


CHANGES IN FINANCIAL CONDITION

The following tables represent total debt and working capital at June 30, 1996 versus December 31, 1995.

                                    June 30,        Dec. 31,     Increase
In millions                             1996            1995    (Decrease)
- --------------------------------------------------------------------------
Notes payable                         $1,711        $    323      $1,388
Long-term debt due within one year       401             375          26
Long-term debt                         4,100           4,705        (605)
- -------------------------------------------------------------------------
   Total debt                         $6,212          $5,403        $809
- -------------------------------------------------------------------------

   The notes payable increase of $1.4 billion was due mainly to excess BSL funds being managed by the Company. The funds are advance receipts of reconstruction funding from BvS, as discussed in the Acquisitions and Divestitures section of this report. These funds are recorded as both current assets and current liabilities by the Company.

                                    June 30,        Dec. 31,     Increase
In millions                             1996            1995    (Decrease)
- --------------------------------------------------------------------------
Cash and cash equivalents            $ 2,573         $ 2,839      $ (266)
Marketable securities and
 interesting-bearing deposits            550             611         (61)
Accounts and notes receivable - net    4,458           4,109         349
Inventories:
   Finished and work in process        2,069           2,197        (128)
   Materials and supplies                610             551          59
Deferred income tax assets-current       235             247         (12)
- --------------------------------------------------------------------------
  Total current assets                10,495          10,554         (59)
- --------------------------------------------------------------------------
  Total current liabilities            6,791           5,601       1,190
- --------------------------------------------------------------------------
  Working capital                    $ 3,704         $ 4,953     $(1,249)
- --------------------------------------------------------------------------

  Working capital was reduced by $1.2 billion. These resources were used in the repayment of long-term debt and the investments in Mycogen, INCA, PBB/Polisur and DuPont Dow Elastomers L.L.C. as discussed in the Acquisitions and Divestitures section of this report. In addition, the Company purchased 10 million shares of common stock during the first half of 1996 as part of its overall stock repurchase program. The Company's average shares outstanding for the half year was 249 million, a decrease of 9 percent from the first half of 1995. Since the beginning of 1995, Dow has repurchased 39 million shares. By June 30, 1996, Dow completed the repurchase of 25 million shares under a buy-back program authorized in July 1995. On July 11, 1996, the Company authorized a stock repurchase program to buy back a further 20 million shares.
  At June 30, 1996, the Company had unused and available credit facilities with various United States and foreign banks totaling $1.9 billion in support of commercial paper borrowings and working capital requirements. Additional unused credit facilities totaling $1.1 billion are available for use by foreign subsidiaries.

                                             June 30,   Dec. 31,
Balance Sheet Ratios                             1996       1995
- ----------------------------------------------------------------
Current assets over current liabilities         1.5:1      1.9:1
Days-sales-outstanding-in-receivables              45         47
Days-sales-in-inventory                            81         90
Debt as a percentage of total capitalization     39.0       36.3


The increase of 2.7 percentage points in the debt as a percentage of total capitalization was primarily attributable to the funds received from BSL (as discussed above) which increased the total debt.


RESULTS OF OPERATIONS
- ----------------------

The Dow Chemical Company and Subsidiaries
GEOGRAPHIC AND INDUSTRY SEGMENTS
- -------------------------------------------------------------------------------
In millons             (Unaudited)
- -------------------------------------------------------------------------------
                                           Three Months Ended  Six Months Ended
                                            June 30, June 30, June 30, June 30,
In millions                                     1996     1995     1996     1995
- -------------------------------------------------------------------------------
Geographic sales
     United States                            $2,287   $2,443   $4,462   $4,802
     Europe                                    1,655    1,814    3,334    3,487
     Rest of World                             1,234    1,260    2,362    2,433
     Total                                    $5,176   $5,517  $10,158  $10,722
Geographic operating income
     United States                              $346     $475     $692     $876
     Europe                                      275      365      538      705
     Rest of World                               275      367      534      701
     Total                                      $896   $1,207   $1,764   $2,282
- -------------------------------------------------------------------------------
Industry segment sales
     Chemicals & Metals                         $790     $899   $1,542   $1,760
     Performance Chemicals                     1,176    1,178    2,307    2,375
     Plastics                                    966    1,092    1,894    2,183
     Performance Plastics                      1,373    1,399    2,718    2,662
     Hydrocarbons and Energy                     595      697    1,148    1,285
     Diversified Businesses and Unallocated      276      252      549      457
     Total                                    $5,176   $5,517  $10,158  $10,722
Industry segment operating income
     Chemicals & Metals                         $205     $313     $394     $618
     Performance Chemicals                       237      259      485      512
     Plastics                                    223      467      394      918
     Performance Plastics                        325      261      642      445
     Hydrocarbons and Energy                     (20)     (21)     (29)     (33)
     Diversified Businesses and Unallocated      (74)     (72)    (122)    (178)
     Total                                      $896   $1,207   $1,764   $2,282

- --------------------------------------------------------------------------------
Industry segment sales volume and price        Three Months Ended  June 30, 1996
Percentage change from prior year                       Volume    Price    Total
- --------------------------------------------------------------------------------
     Chemicals & Metals                                    -1%     -11%     -12%
     Performance Chemicals                                  5%      -5%      -0%
     Plastics                                              15%     -27%     -12%
     Performance Plastics                                   2%      -4%      -2%
     Hydrocarbons and Energy                               -5%     -10%     -15%
     Diversified Businesses and Unallocated                nm       nm       nm
     Total                                                  4%     -10%      -6%
- --------------------------------------------------------------------------------
Industry segment sales volume and price          Six Months Ended  June 30, 1996
Percentage change from prior year                       Volume    Price    Total
- --------------------------------------------------------------------------------
     Chemicals & Metals                                    -2%     -10%     -12%
     Performance Chemicals                                  0%      -3%      -3%
     Plastics                                              14%     -27%     -13%
     Performance Plastics                                   2%       0%       2%
     Hydrocarbons and Energy                                0%     -11%     -11%
     Diversified Businesses and Unallocated                nm       nm       nm
     Total                                                  4%      -9%      -5%
- --------------------------------------------------------------------------------
nm=Not Meaningful


Results of Operations (Continued)

The following are selected data for the three months and six months ended June 30, 1996 and 1995.

                                Three Months Ended        Six Months Ended
Dollars in millions,         June 30,       June 30,   June 30,     June 30,
except for share amounts         1996           1995       1996         1995

Cost of sales                  $3,539         $3,571     $6,923       $6,897
% of sales                         68%            65%        68%          64%

Research and development,
 promotion and advertising,
   selling and administrative
   expenses                       742            739      1,485        1,545

Operating income                  896          1,207      1,764        2,282
% of sales                         17%            22%        17%          21%

Equity in earnings of
 20%-50% owned companies           24             15         40           40

Effective tax rate
 from continuing operations      36.6%          50.5%      36.8%        44.4%

Income from continuing operations 546            334      1,022          898

Net income available
 for common stockholders          546            503      1,022        1,085

Earnings per common share
   from continuing operations   $2.20          $1.22      $4.10        $3.25

Earnings per common share       $2.20          $1.84      $4.10        $3.94

Operating rate percentage          89%            93%        88%          94%


Net sales for the second quarter of 1996 were $5.2 billion, a decline of 6 percent from $5.5 billion in the same period last year. The decrease was primarily due to a price decrease of 10 percent, which was partially offset by a volume increase of 4 percent. The Plastics business had the largest sales price decline of 27 percent, against the very high price level in the second quarter of 1995.
   Volume was mixed in the industry segments with the Plastics business showing a 15 percent improvement in the quarter. Sales in the United States accounted for 44 percent of the total sales, both in this quarter and in the same quarter last year.
   Operating income of $896 million was 26 percent lower for this quarter versus $1,207 million in the second quarter of 1995. As a percent of sales, operating income was 17 percent versus 22 percent in the same quarter last year. This 5 percentage point decline was a result of a 10 percent price decline from a strong pricing level of a year ago, which was partly offset by volume gains, growth in the Performance Plastics segment and continued productivity improvements. The impact of the stronger dollar, most notably against the North European and Pacific currencies, versus the second quarter last year was not significant to the Company's profitability.
   Sales for the first six months of 1996 were $10.2 billion, down 5 percent from $10.7 billion in the same period last year. The decrease was due to a 9 percent price decline and a 4 percent volume growth. Operating costs were flat and expenses were down 4 percent versus the first half of last year despite the 4 percent volume growth. This demonstrated the Company's continued attention to expense control. Included in the first six months of this year's costs were wage increases and the addition of new businesses, such as PBB/Polisur, INCA and Radian International LLC. The Operating Income for the first six months of this year was $1.8 billion, down 23 percent versus $2.3 billion for the first six months of last year. Most of this decline is attributable to the 9 percent sales price decline as discussed above.


Results of Operations (Continued)

CHEMICALS AND METALS
Chemicals and Metals sales for the second quarter of 1996 were $790 million, a 12 percent decline from $899 million in the second quarter of 1995. Sales prices and volume declined 11 percent and 1 percent respectively. Operating income for the segment fell 35 percent from $313 million in the second quarter of 1995 to $205 million for the same period this year.
   Substantial drops in the prices of ethylene dichloride (EDC), vinyl chloride monomer (VCM) and caustic, compared to a year ago, were the major reasons for the lower sales and operating income for this business. Prices for EDC and VCM began to show improvement late in the first quarter and into the second quarter of 1996 but were still well below the 1995 levels. Both of the key caustic markets of pulp and paper and alumina were weaker than last year. Chlorinated organics volume was up versus a year ago despite the discontinued sales of 1,1,1-trichloroethane as a result of the Montreal Protocol.
   Sales for the first six months of 1996 were $1,542 million, a 12 percent decline from $1,760 million for the first six months of 1995. Sales prices and volume declined 10 percent and 2 percent respectively. Operating income for the segment fell 36 percent to $394 million in this half year compared to the same period last year.

PERFORMANCE CHEMICALS
Sales for Performance Chemicals in the second quarter were $1,176 million, level with $1,178 million in the same quarter last year. Sales prices were down 5 percent and volume was up 5 percent. Despite continued strong performance in specialty chemicals and emulsion polymers, the operating income for the segment declined about 8 percent to $237 million for the second quarter of 1996 from $259 million a year ago.
   Specialty chemicals continued to show good results. Sales have increased for ten consecutive quarters versus the prior year. Compared to the second quarter of 1995, prices were down 5 percent and volume was up 8 percent. Demand was strong for superabsorbents, oxygenated solvents and polyglycols. Operating income benefited from the disposal of some businesses which were not adding value. These include aspirin, Cynara and Generon gas separation, and the membranes operations in Denmark. Portfolio restructuring continued with the completion of technology sale and manufacturing agreements for the acrylamides business at the end of June. Overall operating income for specialty chemicals improved more than 20 percent versus the second quarter of 1995.
   Emulsion polymers lower prices were partially offset by a 5 percent volume increase. Volume improved substantially in all geographic areas with the exception of Europe where paper demand remained sluggish. North America volume gains reflected improvements in both coated paper and carpet markets, and prices in this geography have stabilized. Lower costs and expenses combined with higher volume produced a 10 percent gain in operating income in this quarter versus the second quarter of 1995.
   Agricultural products had a disappointing quarter as poor weather continued to affect sales, primarily in North America. The wet, cold spring weather slowed dinitroanaline sales, while the excessive dryness in the Southwest U.S. impacted sales of phenoxy herbicides. Sales in the second quarter were about flat with last year with little change in either price or volume. Sales of new products continued to meet expectations. Manufacturing costs were higher than a year ago due to lower operating rates plus some pre-startup expenses at the Harbor Beach facility. Operating income declined about 20 percent from the same quarter last year.
   Sales for the first six months of 1996 for Performance Chemicals were $2,307 million, down 3 percent from $2,375 million for the same period last year. Higher sales in specialty chemicals were partially offset by lower sales in emulsion polymers and agricultural products. Sales prices were down 3 percent and volume was unchanged. Operating income for the first six months of 1996 was $485 million, down 5 percent from $512 million a year ago.

PLASTICS
Plastics sales for the second quarter of 1996 were $966 million, a 12 percent decline from $1,092 million in the second quarter of 1995. Sales prices declined 27 percent and volume increased 15 percent. Prices for polyethylene and polystyrene were sharply lower from last year's very strong levels. Volume rose due to increases in polyethylene and the addition of polyethylene terephthalate (PET) sales. Operating income for the segment fell 52 percent from $467 million in the second quarter of 1995 to $223 million for the same period this year.
   Polystyrene sales volume was strong in North America. Prices were lower in all areas, particularly in the Pacific, with the largest decrease in China. The prices in China appear to have bottomed out and are starting to move up.
   Polyethylene prices, while substantially below the second quarter of 1995, strengthened in the second quarter versus the first quarter of this year. Supply and demand balance was still tight with industry operating rates in the 90 percent range, especially in North America where the industry was still operating at a sold-out rate. The Company had additional volume with the acquisition of PBB/Polisur in Argentina.


Results of Operations (Continued)

   PET operations in Italy were consolidated in the first quarter of 1996 with positive contributions to sales and operating income in both first and second quarters.
   Plastics sales for the six months of 1996 were $1,894 million, down 13 percent from $2,183 million a year ago. Prices were lower by 27 percent and volume increased by 14 percent. Operating income for the first half year was $394 million, down 57 percent from $918 million for the same period last year. Again, price was the predominant reason for the large reduction in operating income.

PERFORMANCE PLASTICS
Performance Plastics sales of $1,373 million were down 2 percent from $1,399 million in the second quarter of 1995 due mainly to the transfer of the Company's elastomer products to DuPont Dow Elastomers L.L.C. On a comparable basis Performance Plastics sales were slightly ahead of the second quarter of 1995. Volume was up 2 percent, as all geographies outside of the Pacific showed gains, and prices were down 4 percent. Operating income for this segment increased 25 percent to $325 million, from $261 million in the second quarter of 1995. Lower raw material costs and cost control efforts combined to increase the operating income.
   Polyurethanes sales were flat over the second quarter of 1995 on slightly lower prices that were offset by higher volume. Volume was down sharply in the Pacific because of lack of buying in China. This was balanced with higher volume in all other geographies. Lower raw material costs and cost control efforts combined to increase the operating income by 40 percent compared to the second quarter of 1995.
   Sales of epoxies and intermediates were flat over the second quarter of 1995 with a 4 percent volume gain being offset by a similar sales price decline. Results were particularly strong in North America while Europe and the Pacific were adversely impacted by a slower demand for personal computers. Operating income was boosted 20 percent over the second quarter of 1995 by the combination of lower unit costs and reduced expenses.
   Engineering plastics sales were slightly ahead of last year's level with volume up 5 percent and prices about 3 percent lower. Improved manufacturing costs, primarily in polycarbonate, contributed to a 30 percent gain in operating margin in the second quarter of 1996 versus the second quarter of 1995.
   Adhesives, sealants and coatings sales were up 20 percent and operating income improved 40 percent in the second quarter of 1996 versus the second quarter of 1995. This is seasonally their strongest quarter.
   Fabricated products sales were down 5 percent from last year despite modest volume gains in Europe and the Pacific, and stable volumes in North America. The construction industry improved versus last year, but competitive activity and weaker currencies adversely affected pricing. Lower manufacturing costs and expenses resulted in an overall increase in operating income of 10 percent versus the second quarter of last year.
   For the first six months of 1996, sales in Performance Plastics were $2,718 million which was 2 percent higher than $2,662 million in the first six months of 1995. This improvement was the result of a 2 percent increase in volume. Operating income was $642 million, up 44 percent from $445 million for the first half of 1995. Volume increases, lower raw material costs and cost control efforts combined to increase the operating income for this segment.

HYDROCARBONS AND ENERGY
Hydrocarbons and Energy sales of $595 million in the second quarter of 1996 were down 15 percent from $697 million in the same quarter of 1995, reflecting a selling price decrease of 10 percent, mainly in ethylene, propylene and styrene prices. The demand for ethylene strengthened in the quarter in North America and Europe with several outages in Europe and inventories at low levels. Feedstock costs continue to be at high levels, but there appears to be some expansion in cracker margins due to monomer price improvements.
   Destec's second quarter revenue decreased $76 million versus the second quarter of 1995. This decrease resulted primarily from a reduction in engineering revenue recognition on construction projects. The related decrease in Destec's operating costs and expenses more than compensated for the revenue reduction. This resulted in an operating profit in 1996, compared to an operating loss in 1995, for both the three and the six months periods. As of June 1996, as a result of Destec's stock repurchase programs, Dow's ownership of Destec exceeds 80 percent.
   Operating loss for Hydrocarbons and Energy in the quarter was $20 million, versus a loss of $21 million in the second quarter of 1995.
   The first six months of 1996 sales were $1,148 million, down 11 percent from $1,285 million for the same period last year. This decline was due to price changes on a flat volume despite the reduction in Destec revenue as discussed above. The first half year of 1996 operating loss of $29 million was slightly improved over the operating loss of $33 million for the first half year of 1995.


Results of Operations (Continued)

DIVERSIFIED BUSINESSES AND UNALLOCATED
Diversified Businesses and Unallocated sales were $276 million in the second quarter of 1996, an increase of 10 percent from $252 million in the second quarter of 1995. The operating loss for this segment was $74 million, flat from a loss of $72 million for the same period last year.
   DowBrands sales were down about 5 percent in the second quarter of 1996 over the second quarter of 1995. The personal care business, which accounted for about 10 percent of the second quarter of 1995 sales, was sold in the fourth quarter of 1995. Lower manufacturing costs and expenses and a focus on key businesses contributed to DowBrands achieving its fourth consecutive profitable quarter.
   New businesses sales rose sharply with the inclusion of Radian International LLC, the Company's environmental services joint venture. Operating income for new businesses was negative, reflecting the expenses related to these developmental activities.
   Miscellaneous costs which are not allocated to the other business segments were about $40 million more negative in the second quarter of 1996 than in the second quarter of 1995.
   Sales for the first six months of 1996 were $549 million, a 20 percent increase from $457 million for the first six months of 1995. The sales increase was mainly due to the inclusion of Radian International LLC. Operating loss for the segment improved $56 million, to a loss of $122 million in the first half of 1996, compared to a loss of $178 million for the same period last year. This improvement was primarily due to DowBrands' positive contribution.

COMPANY SUMMARY

Manufacturing Costs
Dow's global plant operating rate for its chemicals and plastics businesses was 89 percent, down from 93 percent in the second quarter of 1995. For the first six months of 1996 the operating rate was 88 percent versus last year's high rate of 94 percent for the same period.
   Manufacturing costs for these businesses, adjusted for volume, were down 3 percent compared to the second quarter of 1995. While sales volume in this quarter increased by 4 percent, cost of sales decreased by 1 percent over the second quarter last year. This good performance is attributable to continued productivity improvements and slightly reduced feedstock costs.

Other Income (Expense)
Equity in earnings of 20%-50% owned companies increased $9 million in the second quarter of 1996 compared to the corresponding period a year ago. Earnings in this quarter were up due to the addition of Mycogen and DuPont Dow Elastomers L.L.C., continued strong performance from Gurit-Essex, and advantages from the restructuring of Sumitomo Dow Ltd. Earnings for the first half year of 1996 were flat at $40 million versus the first half of 1995. The Company is fully reserving the equity earnings of Dow Corning Corporation after Dow Corning filed for protection under Chapter 11 of the United States Bankruptcy Code in May 1995.
   Net financial expenses, which are the total of interest expense, interest income and foreign exchange, were reduced to $43 million this quarter, compared to $63 million in the second quarter of 1995. For the first six months of 1996, net financial expenses have been reduced by $34 million from $126 million in 1995 to $92 million in 1996. This reduction was due to the positive cash position created by the sale of the Company's pharmaceutical businesses in the second quarter of 1995 and continued positive cash provided by operating activities.
   Sundry income includes a variety of both income and expense items including royalty income, dividends from investments, and gains or losses on sales of investments and assets. The second quarter of 1996 sundry income benefited from the sale of part of the Company's investment in Oasis Pipeline, the sale of a Ziploc license in Japan and the disposition of the acrylamide monomer product group and other smaller product lines.

Provision for Taxes on Income
The effective tax rate from continuing operations for the second quarter was 37 percent compared to a 36 percent adjusted rate in the second quarter of 1995. The adjustment to the second quarter of 1995 excludes the impact of the charge related to Dow Corning in which the Company reserved the full amount of its net investment with no related tax benefit. Without this adjustment the second quarter of 1995 effective tax rate from continuing operations was 51 percent.
  The effective tax rate for the six months of 1996 was 37 percent compared to an adjusted rate of 38 percent for the same period last year. The unadjusted rate equaled 44 percent.


Results of Operations (Continued)

Income from Continuing Operations
The second quarter's income from continuing operations was $546 million or $2.20 per share. In the second quarter of 1995, income from continuing operations was $334 million or $1.22 per share which included a $1.24 per share charge for the write-down of Dow Corning. Comparable earnings per share from continuing operations, excluding the Dow Corning charge, were down 10 percent. This decrease reflected the general sales price decline from the strong prices in the first half of 1995.

Discontinued Operations
In June 1995, the Company completed the sale of its 197 million shares of Marion Merrell Dow to Hoechst A.G. for $5.1 billion or $25.75 per share. In addition, subsidiaries of the Company completed the sale of the Company's Latin American pharmaceutical business based in Argentina, Brazil and Mexico to Roussel Uclaf S.A. for $133 million. These two transactions, net of taxes on income of $382 million, increased the Company's second quarter of 1995 earnings by $169 million or 62 cents per share.
   Net sales attributed to the pharmaceutical businesses for the three months ended March 31, 1995, were $757 million and taxes on income from the pharmaceutical businesses for the three months ended March 31, 1995 were $36 million.

Minority Interest
The reduction of minority interest from $77 million in the second quarter of 1995, to $48 million for the same period 1996, was primarily due to the lower earnings in DowElanco and its subsidiaries, as discussed under Performance Chemicals in this section.

Expectations for the Remainder of 1996
Management is optimistic that the volume growth seen in most of the Company's businesses in the first half of 1996 will continue. While the Company expects that the third quarter will exhibit some typical seasonal slowness, particularly in agricultural products, the underlying economic factors are positive. Some key industries for the Company's products - pulp for caustic, coated paper for latex - are improving, growth in North America is expected to continue at or near the current rate, economic activity is increasing in Japan, and Dow has seen the first indicators of an upward move in Europe. Prices for most products are expected to be stable, although there are expectations of further improvements in polyethylene in the third quarter. Industry fundamentals are sound for most of Dow's businesses, with little new industry capacity being added in the near term. The Company results will continue to show the impact of it's on-going attention to productivity improvement and portfolio restructuring, which will partially offset the effects of this year's lower prices for some products. And, even with seasonal slowdown of agricultural products in the second half of the year, Performance Chemicals and Performance Plastics segments are expected to be strong contributors to another good year for Dow.


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


Legal Proceedings (Continued)
   On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
   Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, however, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a shareholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
   After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and has been appealed. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. Plaintiffs have moved to reconsider the Appellate Division's affirmance. Other rulings that are not final decisions are also subject to reconsideration by the trial courts. The Company expects that plaintiffs will file motions to reconsider in some states as a result of Judge Pointer's April 25 decision. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the state product liability cases.
  The Company is also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25 decision, and granted the Company's request
to enter a final judgment in its favor.   Plaintiffs have appealed
the final judgment to the U.S. Court of Appeals for the Eighth
Circuit.


Legal Proceedings (Continued)
   On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's shareholder status in Dow Corning,
(ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed similar cross-claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
   In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
   Three breast implant product liability cases brought against the Company have now gone to trial. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. The Company has appealed the verdict. The Company will also file a claim in Dow Corning's bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the Nevada verdict.
   With the principal exception of the cases filed in Michigan and approximately 150 cases filed in Texas, Dow Corning or the Company have removed virtually all cases originally filed in state courts across the country to various federal courts. The removed cases have been, in most instances, transferred to Judge Pointer for pre-trial proceedings. Plaintiffs have asked Judge Pointer to remand those cases back to their states of origin, and the Company has opposed that motion. On April 9, 1996, the United States Court of Appeals for the Sixth Circuit ruled that because silicone gel breast implant claims against the Company (and certain other parties) were "related to" Dow Corning's bankruptcy, the federal District Court for the Eastern District of Michigan had the power to transfer such claims, including claims currently pending before Judge Pointer, to itself and ordered that Court to decide whether to make such a transfer. On July 30, 1996, the District Court declined to order such a transfer. The Company has appealed that decision.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, will have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.


Legal Proceedings (Continued)

Transaction with Hoechst A.G.
Between February 28 and April 7, 1995, following an announcement of discussions between the Company and Hoechst A.G. and its affiliates ("Hoechst") regarding the possible acquisition by Hoechst of Marion Merrell Dow Inc. ("MMD") for $25.75 per share and of the Company's Latin American pharmaceuticals business for $200 million, eleven class action complaints were filed in the Delaware Chancery Court for New Castle County (the "Court") against MMD, its Directors (certain of whom are also the Company's Directors) and the Company. Hoechst is also a defendant in one of those lawsuits. In general, the complaints allege that the Company violated its fiduciary duties to MMD's shareholders by failing to maximize the purchase price of MMD's shares in negotiating the transactions. Plaintiffs seek class certification, injunctive relief, compensation for an unspecified amount of losses and damages, and, in some cases, to have the Company ordered to evaluate alternatives, ensure no conflicts of interest, and appoint an independent special committee or shareholder committee to review all offers. (See page 11 of this Quarterly Report on Form 10-Q for a description of the transaction between the Company and Hoechst as finally agreed and closed.)
   In June of 1995, all eleven lawsuits were consolidated into a single action and on June 3, 1996, the Court entered an order dismissing without prejudice that action as against all defendants. Although plaintiffs could refile their lawsuit, it is the opinion of the Company's management that the possibility that such action will have a material adverse impact on the Company's consolidated financial statements is remote.

Environmental Matters
On July 1, 1994, the Louisiana Department of Environmental Quality (the "DEQ") served a Penalty Notice on the Company alleging three spills which violated the Louisiana Clean Water Act, seeking proposed civil fines totaling $120,740, including administrative expenses. In settlement of the proposed fines, the Company donated two early warning devices to the DEQ having a total value of approximately $77,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of The Dow Chemical Company was held on May 9, 1996. At that meeting the following directors were elected: Jacqueline K. Barton, David T. Buzzelli, Anthony J. Carbone, John C. Danforth, Joseph L. Downey, Barbara Hackman Franklin, Allan D. Gilmour, Michael D. Parker, J. Pedro Reinhard and Harold T. Shapiro. In addition, the terms of the following directors continued after that meeting: Fred P. Corson, Willie D. Davis, Michael L. Dow, Enrique C. Falla, William J. Neely, Frank P. Popoff, Paul G. Stern and William S. Stavropoulos.

Separately, William J. Neely resigned from the Board of Directors on June 1, 1996. And on July 11, 1996, the Company elected Arnold A. Allemang, Vice President and Director of Manufacturing and
Engineering, as a new director.

The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter
                                                                   Broker
                         For   Against   Withheld    Abstentions  Nonvotes
- ---------------------------------------------------------------------------
1.  Election of Directors:

    Class 1
Jacqueline K.
Barton              209,845,189  n/a    5,716,756        n/a         n/a

David T.
Buzzelli            208,644,855  n/a    6,917,090        n/a         n/a

Anthony J.
Carbone             208,416,354  n/a    7,145,591        n/a         n/a

Joseph L.
Downey              208,399,070  n/a    7,162,875        n/a         n/a

Barbara Hackman
Franklin            209,642,465  n/a    5,919,480        n/a         n/a

Harold T.
Shapiro             209,844,118  n/a    5,677,827        n/a         n/a

   Class II
Michael D.
Parker              208,562,202  n/a    6,999,743        n/a         n/a

J. Pedro
Reinhard            208,609,475  n/a    6,952,470        n/a         n/a

   Class III
John C.
Danforth            208,561,372  n/a    7,000,573        n/a         n/a

Allan D.
Gilmour             209,652,932  n/a    5,909,013        n/a         n/a


2.
Ratification of
the Selection
of Deloitte &
Touch LLP as
the Company's
Independent
Auditors for
1996.               213,868,241  457,926    n/a       1,235,778      n/a

n/a - not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit No.                Description of Exhibit
   -----------                -----------------------
       27                     Financial Data Schedule

(b)  Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Company during the second quarter 1996.














                            SIGNATURE








               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE DOW CHEMICAL COMPANY
                        ------------------------
                                 Registrant




Date:    August 8, 1996
- -----------------------






                                           Roger L. Kesseler
                                           -----------------
                                           Roger L. Kesseler
                                           Vice President & Controller
                                           (Chief Accounting Officer)