Form 10-Q
period 1996-09-30
DOW CHEMICAL CO /DE/
filed 1996-11-07
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934



            FOR THE QUARTER ENDED September 30, 1996

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



     Not applicable
     --------------
     (Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X    No
     -------    -------

                                                         Outstanding at
        Class                                            September 30, 1996
        -----                                            ------------------

  Common Stock, $2.50 par value                          242,992,633 shares
  -----------------------------                          ------------------

                               ---- Page 1 ----

                            THE DOW CHEMICAL COMPANY

                               Table of Contents



                                                                       Page
                                                                       ----
 Part I - Financial Information

     Item 1.   Financial Statements

                 Consolidated Statements of Income                       3

                 Consolidated Balance Sheets                             4

                 Consolidated Statements of Cash Flows                   6

                 Commitments and Contingent Liabilities                  7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9

                 Third Quarter Earnings Announcement                     9

                 Acquisitions and Divestitures                          11

                 Changes in Financial Condition                         12

                 Results of Operations                                  13


Part II - Other Information

     Item 1.  Legal Proceedings                                         18

     Item 6.  Exhibits and Reports on Form 8-K                          21

     Signature                                                          22

     Exhibit 27                                                         23

                               ---- Page 2 ----


PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
---------------------------------------------------------------------------------------------------
                                                            Three Months Ended   Nine Months Ended
(Unaudited)                                                  Sept.30,  Sept.30,  Sept.30,  Sept.30,
In millions, except for share amounts                           1996      1995      1996      1995
---------------------------------------------------------------------------------------------------
Net Sales                                                     $4,992    $4,884   $15,150   $15,606
---------------------------------------------------------------------------------------------------
Operating Costs and Expenses
  Cost of sales                                                3,552     3,213    10,475    10,110
  Insurance and finance company
     operations, pretax income                                   (14)      (13)      (50)      (35)
  Research and development expenses                              182       203       567       609
  Promotion and advertising expenses                              94        87       281       313
  Selling and administrative expenses                            418       439     1,331     1,352
  Amortization of intangibles                                     14         9        36        29
  -------------------------------------------------------------------------------------------------
  Total operating costs and expenses                           4,246     3,938    12,640    12,378
---------------------------------------------------------------------------------------------------
Operating Income                                                 746       946     2,510     3,228
---------------------------------------------------------------------------------------------------
Other Income (Expense)
  Equity in earnings of 20%-50% owned companies                   25        14        65        54
  Interest expense and amortization of debt discount            (112)     (127)     (354)     (326)
  Interest income and foreign exchange-net                        72       120       222       193
  Net loss on investment (Note B)                                  0         0         0      (330)
  Sundry income - net                                             56         2       166        16
  -------------------------------------------------------------------------------------------------
  Total other income (expense)                                    41         9        99      (393)
---------------------------------------------------------------------------------------------------
Income before Provision for Taxes on Income                      787       955     2,609     2,835
  and Minority Interests
---------------------------------------------------------------------------------------------------
Provision for Taxes on Income                                    283       358       953     1,192
---------------------------------------------------------------------------------------------------
Minority Interests' Share in Income                               33        24       160       169
---------------------------------------------------------------------------------------------------
Preferred Stock Dividends                                          2         2         5         5
---------------------------------------------------------------------------------------------------
Income from Continuing Operations                               $469      $571    $1,491    $1,469
---------------------------------------------------------------------------------------------------
Discontinued Operations
  Income from pharmaceutical businesses,
     net of taxes on income                                        0         0         0        18
  Gain on sale of pharmaceutical businesses,
     net of taxes on income (Note C)                               0         0         0       169
---------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                    $469      $571    $1,491    $1,656
---------------------------------------------------------------------------------------------------
Average Common Shares Outstanding                              244.4     265.8     247.7     272.1
---------------------------------------------------------------------------------------------------
Earnings per Common Share from Continuing Operations           $1.92     $2.15     $6.02     $5.40
Earnings per Common Share                                      $1.92     $2.15     $6.02     $6.09
---------------------------------------------------------------------------------------------------
Common Stock Dividends Declared per Share                      $0.75     $0.75     $2.25     $2.15
---------------------------------------------------------------------------------------------------
Depreciation                                                    $332      $335      $948    $1,003
Capital Expenditures                                            $311      $299      $916    $1,077
---------------------------------------------------------------------------------------------------

Notes to Financial Statements
-----------------------------
Note A: The unaudited interim financial statements reflect all adjustments
        (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

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

                               ---- Page3 ----



The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
---------------------------------------------------------------------------------------------------
                                                                                Sept. 30,  Dec. 31,
In millions                          (Unaudited)                                    1996      1995
---------------------------------------------------------------------------------------------------
  Assets
---------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                       $2,712    $2,839
  Marketable securities and interest-bearing deposits                                496       611
  Accounts and notes receivable:
     Trade (less allowance for doubtful receivables-1996, $60; 1995, $53)          2,989     2,729
     Other                                                                         1,416     1,380
  Inventories:
     Finished and work in process                                                  2,190     2,197
     Materials and supplies                                                          591       551
  Deferred income tax assets-current                                                 308       247
  -------------------------------------------------------------------------------------------------
  Total current assets                                                            10,702    10,554
---------------------------------------------------------------------------------------------------
Investments
  Capital stock at cost plus equity in accumulated
     earnings of 20%-50% owned companies                                           1,593       848
  Other investments                                                                1,770     1,558
  Noncurrent receivables                                                             376       314
  -------------------------------------------------------------------------------------------------
  Total investments                                                                3,739     2,720
---------------------------------------------------------------------------------------------------
Plant Properties
  Plant properties                                                                23,323    23,218
  Less accumulated depreciation                                                   15,073    15,105
  -------------------------------------------------------------------------------------------------
  Net plant properties                                                             8,250     8,113
---------------------------------------------------------------------------------------------------
Other Assets
  Goodwill (net of accumulated amortization-1996, $167; 1995, $177)                  763       658
  Deferred income tax assets-noncurrent                                              733       779
  Deferred charges and other assets                                                  797       758
  -------------------------------------------------------------------------------------------------
  Total other assets                                                               2,293     2,195
---------------------------------------------------------------------------------------------------
Total Assets                                                                     $24,984   $23,582
---------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                               ---- Page 4 ----



The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
---------------------------------------------------------------------------------------------------
                                                                                Sept. 30,  Dec. 31,
In millions                       (Unaudited)                                       1996      1995
---------------------------------------------------------------------------------------------------
  Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                                   $1,339      $323
  Long-term debt due within one year                                                 566       375
  Accounts payable:
     Trade                                                                         1,423     1,529
     Other                                                                           687       717
  Income taxes payable                                                               821       791
  Deferred income tax liabilities-current                                             40        55
  Dividends payable                                                                  187       192
  Accrued and other current liabilities                                            1,610     1,619
  -------------------------------------------------------------------------------------------------
  Total current liabilities                                                        6,673     5,601
---------------------------------------------------------------------------------------------------
Long-Term Debt                                                                     4,180     4,705
---------------------------------------------------------------------------------------------------
Other Noncurrent Liabilities
  Deferred income tax liabilities-noncurrent                                         850       659
  Pension and other postretirement benefits-noncurrent                             1,909     1,880
  Other noncurrent obligations                                                     1,412     1,260
  -------------------------------------------------------------------------------------------------
  Total other liabilities                                                          4,171     3,799
---------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                                          2,064     1,775
---------------------------------------------------------------------------------------------------
Temporary Equity
  Temporary equity-other                                                             110       313
  Preferred stock at redemption value                                                128       131
  Guaranteed ESOP obligation                                                        (103)     (103)
  -------------------------------------------------------------------------------------------------
  Total temporary equity                                                             135       341
---------------------------------------------------------------------------------------------------
Stockholders' Equity
  Common stock                                                                       818       818
  Additional paid-in capital                                                         260       315
  Retained earnings                                                               11,072    10,159
  Unrealized gains (losses) on investments                                           184        62
  Cumulative translation adjustments                                                (352)     (349)
  Treasury stock, at cost                                                         (4,221)   (3,644)
  -------------------------------------------------------------------------------------------------
  Net stockholders' equity                                                         7,761     7,361
---------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                       $24,984   $23,582
---------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                               ---- Page 5 ----


The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------------------
                                                                            Nine Months Ended
                                                                       Sept.30,            Sept.30,
In millions                       (Unaudited)                             1996                1995
---------------------------------------------------------------------------------------------------
Operating Activities
  Income from Continuing Operations                                     $1,491              $1,469
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                                        984               1,033
      Provision for deferred income tax                                    161                 137
      Undistributed earnings of 20%-50% owned companies                    (34)                (23)
      Minority interests' share in income                                  160                 169
      Net loss on investment                                                 0                 330
      Net gain other                                                       (16)                (78)
  Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                                 (180)               (555)
      Inventories                                                           55                (294)
      Accounts payable                                                    (253)               (203)
      Other assets and liabilities                                         223                 308
  Operating activities related to discontinued operations                    0                  84
  -------------------------------------------------------------------------------------------------
  Cash provided by operating activities                                  2,591               2,377
---------------------------------------------------------------------------------------------------
Investing Activities
  Purchases of plant properties                                           (916)             (1,068)
  Proceeds from sales of plant properties                                   90                  57
  Purchases of consolidated companies                                     (224)                  0
  Investments in unconsolidated affiliates                                (824)                (39)
  Proceeds from sale of unconsolidated affiliates                          151                   0
  Proceeds from sale of pharmaceutical businesses                            0               5,060
  (net of cash divested)
  Purchases of investments                                              (1,571)             (2,126)
  Proceeds from sales of investments                                     1,563               1,731
  Investing activities related to discontinued operations                    0                 (28)
  -------------------------------------------------------------------------------------------------
  Cash provided (used) by investing activities                          (1,731)              3,587
---------------------------------------------------------------------------------------------------
Financing Activities
  Changes in short-term notes payable                                      893                (328)
  Payments on long-term debt                                              (681)               (399)
  Proceeds from issuance of long-term debt                                 281                  98
  Purchases of treasury stock                                           (1,061)             (1,294)
  Proceeds from sales of common stock                                      221                 121
  Distributions to minority interests                                      (71)                (79)
  Dividends paid to stockholders                                          (564)               (564)
  Financing activities related to discontinued operations                    0                  17
  -------------------------------------------------------------------------------------------------
  Cash used in financing activities                                       (982)             (2,428)
---------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                     (5)                  0
---------------------------------------------------------------------------------------------------
Summary
  Increase (decrease) in cash and cash equivalents                        (127)              3,536
  Cash and cash equivalents at beginning of year                         2,839                 569
  -------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                            $2,712              $4,105
---------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                               ---- Page 6 ----


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

                               ---- Page 7 ----

   Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   The Company has accrued $229 million at September 30, 1996, for probable environmental remediation and restoration liabilities, including $17 million for the remediation of Superfund sites. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to 50 percent higher. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
   In addition to the breast implant, DBCP and environmental remediation matters, the Company and its subsidiaries are parties to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
   Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
   Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   Eli Lilly and Company (Lilly) is a 40 percent partner with the Company in DowElanco, a global agricultural products joint venture. Lilly holds a put option requiring the Company to purchase Lilly's interest in DowElanco at fair market value. Lilly notified the company in September 1994 that it did not plan to exercise the put option at that time. No subsequent notification has been received.
   A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $204 million, $252 million and $237 million in 1995, 1994 and 1993, respectively.
   At December 31, 1995, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices. The table below shows the fixed and determinable portion of the take or pay and throughput obligations:

Fixed and Determinable Portion of Obligations (in millions)

----------------------------------------------------
1996                            	      	$248
1997                              		     204
1998                              		     185
1999                              		     102
2000                              		      73
2001 through expiration of contracts		   174
----------------------------------------------------
Total                           	 	     $986
----------------------------------------------------

In addition to the take or pay obligations at December 31,1995, the Company had outstanding purchase commitments which range from one to eighteen years for steam, electrical power, materials, property, and other items used in the normal course of business of approximately $588 million. In general, such commitments were at prices not in excess of current market prices. In addition, the Company had other outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of approximately $423 million.

                               ---- Page 8 ----


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

THIRD QUARTER EARNINGS ANNOUNCEMENT (October 24, 1996)

Dow Chemical reports third quarter earnings of $1.92 per share

Third Quarter of 1996 Highlights

       Sales of $5.0 billion set a third quarter record for continuing operations.

       Earnings per share were $1.92, down 11 percent from $2.15 a year ago.

       Continued productivity improvements, including a 5 percent drop in expenses, and volume growth of 11 percent versus a year ago, contributed to a strong quarter.

-----------------------------------------------------------------------
                                     3 Months Ended      9 Months Ended
                                         Sept. 30            Sept. 30
(In millions, except for
per share amounts)                  1996        1995      1996     1995
                                    ----        ----      ----     ----
Net Sales                         $4,992      $4,884   $15,150  $15,606
Operating Income                     746         946     2,510    3,228
Income from Continuing Operations    469         571     1,491    1,469
Earnings Per Common Share
  from Continuing Operations        1.92        2.15      6.02     5.40
Earnings Per Common Share           1.92        2.15      6.02     6.09
------------------------------------------------------------------------


Note: Results for 1995 have been restated to present Dow's pharmaceutical businesses as discontinued operations after their sale in the second quarter of 1995.

Review of Quarterly Results
The Dow Chemical Company today announced sales of $5 billion, operating income of $746 million and earnings per share of $1.92 for the third quarter of 1996.

"This was another good quarter for Dow," said J. Pedro
Reinhard, financial vice president and chief financial
officer.   "Our strategy of continuously improving
productivity while focusing on value growth enabled us to turn in a strong performance despite year-over-year price declines and feedstock cost increases. Solid results from Performance Chemicals and Performance Plastics helped to buffer declines in other segments."

Sales for the quarter of $5 billion were up 2 percent from the same period a year ago, reflecting a 9 percent decline
in prices and an 11 percent increase in volume.   Despite
the $433 million erosion in prices and a $100 million increase in feedstock and energy costs, operating income was down only $200 million to $746 million from $946 million in the third quarter of 1995. The lower prices and higher costs were offset by volume gains and improved productivity. Earnings for the quarter were $1.92 per share versus $2.15 per share for the same period last year.

 "We are particularly pleased with this quarter's reduction in expenses that occurred even while we were absorbing our value-growth acquisitions in Argentina, Europe and the U.S.," said Reinhard. "We are well positioned to not only meet but exceed our expense reduction target for the year."

                               ---- Page 9 ----



Third Quarter Earnings Announcement (October 24, 1996)
(Continued)

Chemicals and Metals reported sales of $794 million and operating income of $203 million compared to sales of $816 million and operating income of $324 million for the third quarter of 1995. Higher energy costs and lower prices for caustic soda and vinyl chloride monomer (VCM) versus a year ago contributed to this segment's declines in revenue and earnings. Prices for VCM, however, have trended upward from the second quarter of this year.

Performance Chemicals posted sales of $919 million up slightly from $902 million a year ago. Operating income was $100 million, up 11 percent from $90 million in the third quarter of 1995. Specialty Chemicals posted another good quarter and recorded higher year-over-year profits for the eleventh consecutive quarter demonstrating volume growth and the value of the strategic portfolio restructuring undertaken by that business. Lower prices for Emulsion Polymers, especially in Europe, were partially offset by higher volume. Agricultural Chemicals faced its typical seasonal slowdown.

Plastics sales were $999 million up 5 percent from $952 million in the third quarter of 1995. Operating income was $253 million down from $361 million a year ago mainly as the result of overall price declines from last year's very high levels, especially for polystyrene. During the quarter, the Polystyrene business experienced solid volume growth.
Prices for polyethylene terephthalate (PET) continued to soften. Polyethylene posted higher sales than a year ago as strong volume offset lower prices. Prices for polyethylene continued the upward trend that began earlier in the year and high demand has resulted in our product being sold out worldwide.

Performance Plastics posted sales of $1.3 billion and
operating income of $275 million compared to sales of  $1.4
billion and operating income of $320 million for the same period a year ago. Strong performance in North America for polyurethanes was partially offset by lower prices and volume in Europe and the impact of a significant plant turnaround. The Epoxy Products business posted lower sales than a year ago as a result of price declines primarily in Intermediates and weaker computer industry fundamentals.
Fabricated Products posted higher earnings than a year ago, due to a global increase in construction and lower manufacturing costs.

Hydrocarbons and Energy recorded sales of $646 million up 23 percent from $527 million a year ago. The segment posted an operating loss of $18 million, a $7 million improvement from the third quarter of 1995, primarily due to improved profitability at Destec.

The Diversified Businesses and Unallocated segment posted sales of $297 million up slightly from $291 million for the same period last year. The segment experienced a loss of $67 million, $57 million better than the third quarter of 1995. DowBrands continues to contribute to the improvement in this segment's results.

"The global economic outlook remains positive," said Reinhard. "Our September sales were particularly strong, creating good momentum for the fourth quarter. While higher feedstock costs in the U.S. will continue to dampen results somewhat, we expect to see higher comparisons for the fourth quarter versus last year. Our strategy is on track and 1996 should be another good year for Dow."

                               ---- Page 10 ----


ACQUISITIONS AND DIVESTITURES

In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (referred to herein as BSL). Economic transfer of business operations to the Company, through management consulting and service agreements, occurred in June 1995 with legal closing anticipated during the first half of 1997. The Company will include the financial results of BSL effective with the legal closing date.
   On closing, the Company will acquire 80 percent ownership in BSL for an investment of approximately $195 million. BvS will maintain a 20 percent ownership until the end of the restructuring period of five years. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $165 million. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities.
   The Company intends to build several new facilities at the BSL sites including a Dowlex linear low density polyethylene plant and polypropylene, aniline and acrylic acid plants, and to upgrade the chlorine plant and steam cracker. A multi-feedstock liquid pipeline will be constructed from the port of Rostock to the Boehlen site, as well as harbor facilities, terminals and pump stations. As part of the restructuring of the acquired sites, several facilities will be closed and demolished.

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

   In January 1996, the Company and The Hartford Steam
Boiler Inspection and Insurance Company formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC. The new company provides environmental, information technology and strategic chemical management services to industries and governments worldwide. The book value of the net assets transferred by the Company was $33 million.

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

   In September 1996, a consortium which includes a subsidiary of Destec Energy, Inc. (Destec) completed the acquisition of the Hazelwood Power Station, a large coal-fired power generation facility, and the adjacent Hazelwood
Mine from the State of Victoria, Australia. The Destec subsidiary holds a 20 percent interest in the consortium.
The investment by Destec was $164 million. Dow's ownership of Destec exceeds 80 percent.

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

                               ---- Page 11----


CHANGES IN FINANCIAL CONDITION

The following tables represent total debt and working capital at September 30, 1996 versus
December 31, 1995.

                                 Sept 30,        Dec. 31,     Increase
In millions                         1996            1995     (Decrease)
-----------------------------------------------------------------------
Notes payable                      $1,339          $  323       $1,016
Long-term debt
 within one year                      566             375          191
Long-term debt                      4,180           4,705         (525)
-----------------------------------------------------------------------
   Total debt                      $6,085          $5,403       $  682
-----------------------------------------------------------------------

   The notes payable increase of $1 billion was due mainly to excess BSL funds being managed by the Company. The funds are advance receipts of reconstruction funding from BvS, as discussed in the Acquisitions and Divestitures section of this report. These funds are recorded as both current assets and current liabilities by the Company.


                                 Sept 30,        Dec. 31,     Increase
In millions                         1996            1995     (Decrease)
-----------------------------------------------------------------------
Cash and cash equivalents          $2,712         $ 2,839       $(127)
Marketable securities and
 interest-bearing deposits            496             611        (115)
Accounts and notes receivable-net   4,405           4,109         296
Inventories:
   Finished and work in process     2,190           2,197          (7)
   Materials and supplies             591             551          40
Deferred income tax assets-current    308             247          61
----------------------------------------------------------------------
   Total current assets            10,702          10,554         148
----------------------------------------------------------------------
   Total current liabilities        6,673           5,601       1,072
----------------------------------------------------------------------
   Working capital                 $4,029         $ 4,953       $(924)
----------------------------------------------------------------------

  Working capital this year has been reduced by $924 million. The reduction in working capital together with the very positive cash flow from continuing operations was used in the investments in Mycogen, INCA, PBB/Polisur and DuPont Dow Elastomers L.L.C. as discussed in the Acquisitions and Divestitures section of this report and the repayment of long-term debt. In addition, the Company purchased 12.5 million shares of common stock during the nine months of 1996 as part of its overall stock repurchase program. The Company's average shares outstanding for the nine months was 248 million, a decrease of 9 percent from the average shares outstanding for the nine months of 1995. Since the beginning of 1995, Dow has repurchased 41.7 million shares. By June 30, 1996, Dow completed the repurchase of 25 million shares under a buy-back program authorized in July 1995. On July 11, 1996, the Company authorized a stock repurchase program to buy back a further 20 million shares.
  At September 30, 1996, the Company had unused and available credit facilities with various United States and foreign banks totaling $1.9 billion in support of commercial paper borrowings and working capital requirements. Additional unused credit facilities totaling $1.1 billion are available for use by foreign subsidiaries.

                                                  Sept. 30,   Dec. 31,
Balance Sheet Ratios                                  1996       1995
----------------------------------------------------------------------
Current assets over current liabilities              1.6:1      1.9:1
Days-sales-outstanding-in-receivables                   46         47
Days-sales-in-inventory                                 84         90
Debt as a percentage of total capitalization          37.9       36.3


The increase of 1.6 percentage points in the debt as a percentage of total capitalization was primarily attributable to the funds received from BSL (as discussed above) which increased the total debt.

                               ---- Page 12 ----


RESULTS OF OPERATIONS
---------------------
The Dow Chemical Company and Subsidiaries

Geographic and Industry Segments
-------------------------------------------------------------------------------------
                                               Three Months Ended   Nine Months Ended
                                               Sept. 30, Sept. 30, Sept. 30, Sept. 30,
In millons          (Unautited)                    1996      1995      1996      1995
-------------------------------------------------------------------------------------
Geographic sales
     United States                               $2,205    $2,140    $6,667    $6,942
     Europe                                       1,545     1,549     4,879     5,036
     Rest of World                                1,242     1,195     3,604     3,628
                                                 ------    ------   -------   -------
     Total                                       $4,992    $4,884   $15,150   $15,606
Geographic operating income
     United States                                 $287      $390      $979    $1,266
     Europe                                         179       261       717       966
     Rest of World                                  280       295       814       996
                                                   ----      ----    ------    ------
     Total                                         $746      $946    $2,510    $3,228
Industry segment sales
     Chemicals and Metals                          $794      $816    $2,335    $2,576
     Performance Chemicals                          919       902     3,226     3,277
     Plastics                                       999       952     2,893     3,135
     Performance Plastics                         1,337     1,396     4,055     4,058
     Hydrocarbons and Energy                        646       527     1,794     1,812
     Diversified Businesses and Unallocated         297       291       847       748
                                                 ------    ------   -------   -------
     Total                                       $4,992    $4,884   $15,150   $15,606
Industry segment operating income
     Chemicals and Metals                          $203      $324      $597      $942
     Performance Chemicals                          100        90       584       602
     Plastics                                       253       361       647     1,280
     Performance Plastics                           275       320       918       766
     Hydrocarbons and Energy                        (18)      (25)      (47)      (59)
     Diversified Businesses and Unallocated         (67)     (124)     (189)     (303)
                                                   ----      -----   -------   -------
     Total                                         $746      $946    $2,510    $3,228



Industry Segment Sales Volume and Price
--------------------------------------------------------------------------------------
                                                    Three Months Ended  Sept. 30, 1996
Percentage change from prior year                          Volume     Price     Total
--------------------------------------------------------------------------------------

     Chemicals and Metals                                     10%      (13)%      (3)%
     Performance Chemicals                                     9%       (7)%       2%
     Plastics                                                 22%      (17)%       5%
     Performance Plastics                                      2%       (6)%      (4)%
     Hydrocarbons and Energy                                  26%       (3)%      23%
     Diversified Businesses and Unallocated                    nm        nm        nm
                                                            -----      -----     -----
     Total                                                    11%       (9)%       2%

--------------------------------------------------------------------------------------
                                                     Nine Months Ended  Sept. 30, 1996
Percentage change from prior year                          Volume     Price     Total
--------------------------------------------------------------------------------------
     Chemicals and Metals                                      2%      (11)%      (9)%
     Performance Chemicals                                     2%       (4)%      (2)%
     Plastics                                                 17%      (25)%      (8)%
     Performance Plastics                                      2%       (2)%      (0)%
     Hydrocarbons and Energy                                   8%       (9)%      (1)%
     Diversified Businesses and Unallocated                    nm        nm        nm
                                                            -----      -----     -----
     Total                                                     6%       (9)%      (3)%

nm=not meaningful

                               ---- Page 13 ----
Results of Operations (Continued)

The following are selected data for the three months and nine months ended September 30, 1996 and 1995.

                               Three Months Ended         Nine Months Ended
Dollars in millions,        Sept. 30,      Sept. 30,   Sept. 30,     Sept 30,
except for share amounts        1996           1995        1996         1995
------------------------        ----           ----        ----         ----

Cost of sales                 $3,552         $3,213     $10,475      $10,110
% of sales                        71%            66%         69%          65%

Research and development,
 promotion and advertising,
 selling and administrative
 expenses                        694            729       2,179        2,274

Operating income                 746            946       2,510        3,228
% of sales                        15%            19%         17%          21%

Equity in earnings of
 20%-50% owned companies          25             14          65           54

Effective tax rate
 from continuing operations     36.0%          37.5%        36.5%       42.0%

Income from continuing
 operations                      469            571        1,491       1,469

Net income available
 for common stockholders         469            571        1,491       1,656

Earnings per common share
   from continuing operations  $1.92          $2.15        $6.02       $5.40

Earnings per common share      $1.92          $2.15        $6.02       $6.09

Operating rate percentage         91%            92%          89%         93%


Net sales for the third quarter of 1996 were $5.0 billion, an increase of 2 percent from $4.9 billion in the same period last year. The increase was primarily due to a volume increase of 11 percent, which was partially offset by a price decrease of 9 percent. Prices were down in all industry and geographic segments, with major declines in polystyrene across the globe and polyethylene in Europe.
   Volume, in contrast to price, was up in all industry and geographic segments for the quarter compared to the same quarter last year. Volume was particularly strong in polyethylene, polystyrene and hydrocarbons.
   Operating income of $746 million was 21 percent lower for this quarter versus $946 million in the third quarter of 1995. As a percent of sales, operating income was 15 percent versus 19 percent in the same quarter last year, a decline of only 4 percentage points despite a 9 percent sales price decline from a strong pricing level of a year ago coupled with a substantial increase in hydrocarbons purchase cost. These elements were partly offset by volume gains and continued productivity improvements. The impact of the stronger dollar, most notably against the North European and Pacific currencies, versus the third quarter of last year was not significant to the Company's profitability.
   Sales for the nine months of 1996 were $15.2 billion, down 3 percent from $15.6 billion in the same period last year. The decrease was due to a 9 percent price decline and a 6 percent volume growth. Operating costs and expenses were up only 2 percent versus the nine months of last year despite the 6 percent volume growth. This demonstrates the Company's continuing attention to expense control. Included in the nine months of this year's costs were wage increases and the addition of new businesses such as PBB/Polisur, INCA and Radian International LLC. The Operating Income for the nine months of this year was $2.5 billion, down 22 percent versus $3.2 billion for the nine months of last year. Most of this decline was attributable to the 9 percent sales price decline and increased hydrocarbons purchase cost as discussed above.

                               ---- Page 14 ----

CHEMICALS AND METALS
Chemicals and Metals sales for the third quarter of 1996 were $794 million, a 3 percent decline from $816 million in the third quarter of 1995. Sales prices declined 13 percent and volume increased 10 percent. Operating income for the segment fell 37 percent from $324 million in the third quarter of 1995 to $203 million for the same period this year.
   Substantial drops in the prices of ethylene glycol (EG), vinyl chloride monomer (VCM) and caustic, compared to a year ago, were the major reasons for the lower sales and operating income for this business. Prices for EG began to show improvement late in the quarter due to an increase in demand for antifreeze and fibers. Although VCM prices were well below those of a year ago, they were up versus the second quarter of 1996. Expenses were about 10 percent below last year due to continued efforts on cost reduction, and manufacturing costs were up 10 percent due primarily to higher energy costs. Businesses in this segment, such as chlor-alkali, are particularly sensitive to power costs.
   Sales for the nine months of 1996 were $2,335 million, a 9 percent decline from $2,576 million for the nine months of 1995. Sales prices declined 11 percent and volume increased 2 percent. Operating income for the segment fell 37 percent, to $597 million from $942 million for the same period last year.

PERFORMANCE CHEMICALS
Sales for Performance Chemicals in the third quarter were $919 million, an increase of 2 percent from $902 million in the same quarter last year. Sales prices were down 7 percent and volume was up 9 percent. Due to the continued strong performance in specialty chemicals, the operating income for the segment increased 11 percent to $100 million for the third quarter of 1996 from $90 million a year ago.
   Specialty chemicals continued to show good results. While sales were flat with last year, operating income benefited from volume growth, reduction of costs, the addition of a new Contract Manufacturing business and the rationalization of some businesses which were not adding value. The rationalization included the disposals of aspirin, Cynara and Generon gas separation, and the write down of the membranes operations in Denmark.
   Emulsion polymers sales were about flat with last year as volume increased by 12 percent and prices decreased by about the same amount. The largest price decrease was in Europe. Unit conversion cost reductions have helped offset some of the price decline. The reduction in styrene monomer pricing is keeping pressure on latex prices, especially in the carpet market. Operating income for the business was about a third below last year's record level.
   Agricultural products sales for the third quarter increased 6 percent versus the same period last year. Manufacturing costs were higher than a year ago due to pre-startup expenses of the Harbor Beach facility. Operating income was flat from the same quarter last year.
   Sales for the nine months of 1996 for Performance Chemicals were $3,226 million, down 2 percent from $3,277 million for the same period last year. Higher sales in specialty chemicals were partially offset by lower sales in emulsion polymers and agricultural products. Sales prices declined 4 percent and volume increased 2 percent. Operating income for the nine months of 1996 was $584 million, down 3 percent from $602 million a year ago.

PLASTICS
Plastics sales for the second quarter of 1996 were $999 million, a 5 percent increase from $952 million in the third quarter of 1995. Sales prices declined 17 percent and volume increased 22 percent. Prices for polyethylene and polystyrene were sharply lower from last year's very strong levels. Volume increased across all businesses and was further enhanced by the addition of polyethylene terephthalate (PET). Operating income for the segment fell 30 percent from $361 million in the third quarter of 1995 to $253 million for the same period this year.
   Polystyrene sales volume improved substantially versus last year when China was absent from the market and there were inventory corrections in other regions. Prices for polystyrene showed a modest improvement in the U.S. versus the second quarter of 1996 but continued to decline in other areas.
   Polyethylene had an excellent third quarter as most of Dow's products continued to be sold out worldwide. Volume was up substantially in all geographic areas and prices were up year-over-year in North America. Price levels in Europe are still substantially below last year but showed signs of improvement at the end of the quarter. PET prices fell sharply during the quarter, but the impact on the overall results in Plastics was small.
   Plastics sales for the nine months of 1996 were $2,893 million, down 8 percent from $3,135 million a year ago. Prices were lower by 25 percent and volume increased by 17 percent. Operating income for the nine months was $647 million, down 49 percent from $1,280 million for the same period last year. Again, price was the predominant reason for the large reduction in operating income.

                               ---- Page 15 ----

PERFORMANCE PLASTICS
Performance Plastics sales of $1,337 million were down 4 percent from $1,396 million in the third quarter of 1995 due to a 6 percent decrease in price. Volume was up 2 percent despite the transfer of the Company's elastomer products to DuPont Dow Elastomers L.L.C., which is reported as a 20%-50% owned company. Operating income for this segment decreased 14 percent to $275 million, from $320 million in the third quarter of 1995.
   Polyurethanes sales were down versus the third quarter of 1995 on lower prices and volume. Prices and volume were up in North America and Latin America, but down in Europe and the Pacific. Polyurethanes results were also impacted by an extended turnaround of the methylene diphenyl diisocyanate (MDI) plant in Germany, for maintenance and incremental expansion, and an unplanned outage in the U.S.
   Sales of epoxies and intermediates were down about 5 percent versus third quarter of 1995. Prices were down almost 10 percent as a slowdown in the electronics industry affected the demand for epoxy resin and the greater availability of intermediates products has loosened last year's very tight supply and demand balance.
   Engineering plastics third quarter of 1996 results were about even with third quarter of 1995. Volume improved in North America and Latin America, but was down in Europe where slower economies have also had a negative impact on price.
   Adhesives, sealants and coatings experienced another excellent quarter with a sales increase of over 10 percent in the third quarter of 1996 versus the same period last year. Operating income for this quarter was double the third quarter of 1995.
   Fabricated products sales for the third quarter of 1996 were up about 2 percent from the same period last year in what is typically its seasonally strongest quarter. Volume gains in all areas offset a modest price decline. Operating income for this business increased over 10 percent this quarter versus the third quarter of 1995.
   For the nine months of 1996, sales in Performance Plastics were $4,055 million, flat with $4,058 million in the nine months of 1995. Operating income was $918 million for the nine months of 1996, up 20 percent from $766 million for the same period last year. Volume increases, lower raw material costs and cost control efforts combined to increase the operating income for this segment.

HYDROCARBONS AND ENERGY
Hydrocarbons and Energy sales of $646 million in the third quarter of 1996 were up 23 percent from $527 million in the same quarter of 1995. Feedstock costs were significantly higher this quarter. These cost increases were buffered by managing the Company's hydrocarbons exposure through increased cracker margins due to monomer price improvements (ethylene, propylene), improvement in refinery margins in Europe, the Company's purchasing and trading activities and optimizing based on Dow's cracker feedstock flexibility.
   Destec's third quarter revenue increased 48 percent versus the third quarter of 1995, and was flat for the nine months ended September 30, 1996, compared to the nine months of 1995. This resulted in an operating profit in 1996, compared to an operating loss in 1995, both for the quarter and the nine months. Since June 1996, as a result of Destec's stock repurchase programs, Dow's ownership of Destec exceeds 80 percent. In October 1996, Destec's Board of Directors announced that it would retain the investment banking firm of Morgan Stanley & Co. Incorporated to assist Destec in exploring strategic alternatives to maximize shareholder value, including a possible sale of Destec. However, no decision has been made at this time to pursue any particular course of action.
   The operating loss for Hydrocarbons and Energy in the quarter was $18 million, versus a loss of $25 million in the third quarter of 1995.
   The nine months of 1996 sales were $1,794 million, down 1 percent from $1,812 million for the same period last year. The operating loss of $47 million for the nine months of 1996, was a slight improvement over the operating loss of $59 million for the nine months of 1995.

DIVERSIFIED BUSINESSES AND UNALLOCATED
Diversified Businesses and Unallocated sales were $297 million in the third quarter of 1996, an increase of 2 percent from $291 million in the third quarter of 1995. The operating loss for this segment was $67 million versus a loss of $124 million for the same period last year.
   DowBrands sales were down about 10 percent in the third quarter of 1996 compared to the third quarter of 1995 due to the sale of the personal care business in the fourth quarter of 1995. Lower manufacturing costs and expenses and a focus on key businesses contributed to DowBrands achieving a 20 percent improvement in operating profit in the third quarter of 1996 versus the third quarter of 1995.
   New businesses sales rose sharply with the inclusion of Radian International LLC, the Company's environmental services joint venture. Operating income for new businesses was negative, reflecting the expenses related to developmental activities across a range of new business opportunities.

                               ---- Page 16 ----

  Unallocated costs which are not allocated to the other business segments showed a $55 million improvement in the third quarter of 1996 compared to the third quarter of 1995. The improvement was due to lower severance expenses and lower net variances.
   Sales for the nine months of 1996 were $847 million, a 13 percent increase from $748 million for the nine months of 1995. The sales increase was mainly due to the inclusion of Radian International LLC. The operating loss for the segment improved $114 million, to a loss of $189 million in the nine months of 1996, compared to a loss of $303 million for the same period last year.

COMPANY SUMMARY

Manufacturing Costs
Dow's global plant operating rate for its chemicals and plastics businesses was 91 percent, down from 92 percent in the third quarter of 1995. For the nine months of 1996 the operating rate was 89 percent versus last year's high rate of 93 percent for the same period. Unit manufacturing costs for these businesses, adjusted for volume but not mix, were up 1 percent compared to the third quarter of 1995. This increase was primarily due to feedstock and energy cost increases.

Other Income (Expense)
Equity in earnings of 20%-50% owned companies increased $11 million in the third quarter of 1996 compared to the corresponding period a year ago. Earnings in this quarter were up due mainly to the addition of DuPont Dow Elastomers L.L.C., continued strong performance from Gurit-Essex, and advantages from the restructuring of Sumitomo Dow Ltd. Earnings for the nine months of 1996 were $65 million, an increase of $11 million versus the nine months of 1995. The Company is fully reserving the equity earnings of Dow Corning Corporation after Dow Corning filed for protection under Chapter 11 of the United States Bankruptcy Code in May 1995.
   Net financial expenses, which are the total of interest expense, interest income and foreign exchange, increased to $40 million this quarter, compared to $7 million in the third quarter of 1995. For the nine months of 1996, net financial expenses of $132 million were flat compared to $133 million for the nine months of 1995.
   Sundry income includes a variety of both income and expense items including royalty income, dividends from investments, and gains or losses on sales of investments and assets. For the nine months of 1996, sundry income benefited from the sale of part of the Company's investment in Oasis Pipeline, the sale of a Ziploc license in Japan, the disposition of the acrylamide monomer product group, and the sale of a part of Promix systems and other smaller product lines.

Provision for Taxes on Income
The effective tax rate from continuing operations for the third quarter was 36.0 percent compared to 37.5 percent in the third quarter of 1995.
  The effective tax rate for the nine months of 1996 was 36.5 percent compared to an adjusted rate of 37.7 percent for the same period last year. The adjustment was to the second quarter of 1995 to exclude the impact of the charge related to Dow Corning in which the Company reserved the full amount of its net investment with no related tax benefit. The unadjusted rate equaled 42.0 percent.

Income from Continuing Operations
The third quarter 1996 income from continuing operations was $469 million or $1.92 per share. The third quarter of 1995 income from continuing operations was $571 million or $2.15 per share. For the nine months of 1996, the income from continuing operations was $1,491 million or $6.02 per share compared to $1,469 million or $5.40 per share for the same period of 1995. The nine months of 1995 income from continuing operations included a $1.24 per share charge for the write-down of Dow Corning. Comparable earnings per share from continuing operations, excluding the Dow Corning charge, was down 9 percent. This decrease reflected the general sales price decline from the strong prices in the nine months of 1995, which was partly offset by volume gains and continued productivity improvements.

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

                               ---- Page 17----

   Net sales attributed to the pharmaceutical businesses for the three months ended March 31, 1995, were $757 million and taxes on income from the pharmaceutical businesses for the three months ended March 31, 1995 were $36 million.

Minority Interest
Minority interest increased from $24 million in the third quarter of 1995 to $33 million for the same period of 1996. The 5 percent reduction in minority interest, from $169 million for the nine months of 1995 to $160 million for the same period this year, was primarily due to the earnings in DowElanco and its subsidiaries.

Expectations for the Remainder of 1996 and Outlook for 1997
Dow's September and early October sales were strong, which should give some momentum for a good fourth quarter. The expectation is for continued good volumes in North America and Latin America, and perhaps some improvement in Europe and Pacific, but price pressure is also expected to continue in caustic, polystyrene, and some epoxy products. Polyethylene prices should be stable or higher in Europe, but it is unlikely that there will be further increases in North America this year. In many of Dow's businesses, conversion cost and expense reductions will help offset price declines, although the Company expects to feel more of an impact from higher feedstock costs in the fourth quarter of 1996 if the current price levels are sustained. Management projections indicate hydrocarbon costs could peak in the fourth quarter and begin to come down as early as the first quarter of 1997.
   Most of Dow's businesses expect 1997 to look a lot like 1996. Supply/demand should continue relatively balanced, perhaps through the first three quarters of the year, with continued volume growth since the Company does not have a recession in its forecast. In fact, Dow expects Europe, the Pacific and the emerging markets to have higher growth than this year. Price is a big question mark, especially for the commodity products. As new capacity comes on towards the end of 1997, it will require discipline on the part of the industry to avoid pressure on price. That is why it is so critical that the Company maintains its cost reduction emphasis and goals. On the plus side, Dow expects some of the new businesses to begin contributing positively to the bottom line in 1997.

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

                               ---- Page 18 ----

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

                               ---- Page 19 ----

   After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeals for the 4th District affirmed the trial court's order granting summary judgment to the Company. On November 4, 1996, plaintiffs filed a petition for a hearing before the California Supreme Court seeking review of that order. The Company will oppose that petition. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. After the Appellate Division denied plaintiffs' motion to reconsider, the plaintiffs sought leave to appeal to New York's highest court. The Company has opposed that action. Other rulings that are not final decisions are also subject to reconsideration by the trial courts. The Company expects that plaintiffs will file motions to reconsider in some states as a result of Judge Pointer's April 25 decision. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. The Company has appealed the order certifying the class. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the state product liability cases.
  The Company is also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25 decision, and granted the Company's request to enter a final judgment in
its favor.   Plaintiffs have appealed the final judgment to the
U.S. Court of Appeals for the Eighth Circuit.
   On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's shareholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed similar cross-claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
   In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
   Three breast implant product liability cases brought against the Company have now gone to trial. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. The Company has appealed the verdict. The Company will also file a claim in Dow Corning's

                               ---- Page 20 ----
bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the Nevada verdict.
   With the principal exception of the cases filed in Michigan and approximately 500 cases filed in Texas, Dow Corning or the Company have removed virtually all cases originally filed in state courts across the country to various federal courts. The removed cases have been, in most instances, transferred to Judge Pointer for pre-trial proceedings. Plaintiffs have asked Judge Pointer to remand those cases back to their states of origin, and the Company has opposed that motion. On April 9, 1996, the United States Court of Appeals for the Sixth Circuit ruled that because silicone gel breast implant claims against the Company (and certain other parties) were "related to" Dow Corning's bankruptcy, the federal District Court for the Eastern District of Michigan had the power to transfer such claims, including claims currently pending before Judge Pointer, to itself and ordered that Court to decide whether to make such a transfer. On July 30, 1996, the District Court declined to order such a transfer. The Company has appealed that decision.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, will have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

Environmental Matters
The Company agreed to participate in the Toxic Substances Control
Act, Section 8(e) compliance audit program and paid a civil penalty of $1 million on November 4, 1996.

On September 27, 1993, February 23, 1994, and October 31, 1994, the U.S. Environmental Protection Agency (the "EPA") filed actions against the Company alleging violations of the boiler and industrial furnace regulations. The Company agreed to pay a total of $538,622 in settlement of $1,605,994 of proposed civil fines with respect to five Company sites. In addition, with respect to one site, the Company has agreed to complete a supplemental environmental project valued at $119,262. This project was undertaken in connection with the settlement of an enforcement action taken by the U.S. Environmental Protection Agency alleging violations of the Resource Conservation and Recovery Act, as amended.

On August 11, 1995, the EPA filed an administrative enforcement action against the Company in connection with the Company's report of exceedances of its limits for the discharge of phosphorus and certain other chemicals to the Tittabawassee River for several months in 1994 and 1995. No demand for monetary sanctions was made. Based on the same facts, Michigan's Attorney General and the Michigan Department of Natural Resources filed an action against the Company on August 18, 1995 in the Circuit Court for Ingham County, Michigan and on September 23, 1996, the company paid a court ordered civil penalty of $100,000. A third action, also based on the same facts, was filed on August 15, 1995 in the U.S. District Court for the Eastern District of Michigan by PIRGIM Public Interest Lobby. That action seeks the payment of a $10,775,000 civil penalty plus costs and attorney fees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit No.                     Description of Exhibit
         27                        Financial Data Schedule

(b)  Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Company during the third quarter of 1996.

                               ---- Page 21 ----



                               SIGNATURE






               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       THE DOW CHEMICAL COMPANY
                       ------------------------
                                Registrant




Date:    November 7, 1996
-------------------------





                                           Roger L. Kesseler
                                           -----------------
                                           Roger L. Kesseler
                                           Vice President & Controller
                                           (Chief Accounting Officer)

                               ---- Page 22 ----