Form 10-K
period 1996-12-31
DOW CHEMICAL CO /DE/
filed 1997-03-25
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the

            Securities Exchange Act of 1934 [Fee Required]



                 FOR THE YEAR ENDED DECEMBER 31, 1996

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

The aggregate market value of voting stock held by nonaffiliates as of January 31, 1997, (based upon the closing price of $77.125 per common share as quoted on the New York Stock Exchange) is approximately $18,437 million. For purposes of this computation, the shares of voting stock held by Directors, Officers and the Employees' Retirement Plan were deemed to be stock held by affiliates. Nonaffiliated common stock outstanding at January 31, 1997 numbered 239,055,246 shares.

                  Documents Incorporated by Reference
                  -----------------------------------

Part III: Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1997.

                       THE DOW CHEMICAL COMPANY
                      ANNUAL REPORT ON FORM 10-K
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                           TABLE OF CONTENTS


                                PART I

                                                                     Page
Item 1.   Business                                                     3
Item 2.   Properties                                                   7
Item 3.   Legal Proceedings                                            7
Item 4.   Submission of Matters to a Vote of Security Holders         11


                                PART II

Item 5.   Market for Registrant's Common Equity and
              Related Stockholder Matters                             11
Item 6.   Selected Financial Data                                     12
Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     13
Item 8.   Financial Statements and Supplementary Data                 24
Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                  50

                               PART III

Item 10.  Directors and Executive Officers of the Registrant          50
Item 11.  Executive Compensation                                      50
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                          50
Item 13.  Certain Relationships and Related Transactions              50


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                     50
          Signatures                                                  53

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

                         BUSINESS AND PRODUCTS

Corporate Profile
The Corporate Profile is an integral part of Note S to the Financial Statements.
 Dow is a diversified, worldwide manufacturer and supplier of chemicals, plastics, energy, agricultural products, consumer goods and environmental services.
 Performance Plastics
     Global Businesses:
       Adhesives, Sealants and Coatings
       Engineering Plastics
       Epoxy Products and Intermediates
       Fabricated Products
       Insite Technology Licensing
       Polyurethanes
 Dow's Performance Plastics businesses provide customers with high-performance polymers and products to meet specialized needs. The company offers the broadest range of engineering thermoplastic and thermoset materials of any manufacturer. Polyurethane products, like Voranol polyether polyols and isocyanates, are used by such industries as automotive, furniture, and building and construction. Dow is the leading producer globally of allyl chloride and epichlorohydrin, which are basic products for the epoxy product chain. Dow's epoxy products and intermediates are used in a variety of applications, including the protective coatings, electronics and personal care industries. Engineering plastics products, like Calibre polycarbonate resins, Magnum ABS resins and Pulse engineering resins, serve such industries as appliance, automotive and electronics. The Adhesives, Sealants and Coatings business manufactures products like Betaseal window adhesives. Insite technology enables Dow and Dow's customers to produce a range of plastics that perform better and are easier to process. Styrofoam brand plastic foam, used in the building and construction industry, is the flagship brand for the Fabricated Products business.
 Performance Chemicals
     Global Businesses:
       Specialty Chemicals
       Emulsion Polymers
       DowElanco
 Dow's Performance Chemicals businesses provide specialized products used by customers in a variety of industries, including automotive, consumer products, food processing, pulp and paper, and crop protection. The Specialty Chemicals business includes products like Drytech superabsorbent polymers, used to produce thinner, more absorbent disposable diapers; Methocel multifunctional food gums, used in formulations where there is a need to replace fat, retain moisture and contribute to pleasing texture; and Dowtherm fluids, heat fluids used to control process temperature. The Emulsion Polymers business includes latex coatings and binders, which are used in the building and construction and the pulp and paper industries. Dow is the largest and most globally diverse of the styrene butadiene latex suppliers and is the largest supplier of latex to the paper industry. Dow produces acrylic latex for use in paints and other architectural coatings. DowElanco produces agricultural products like Broadstrike herbicides and Dursban and Lorsban insecticides, which are used in crop protection and production and for industrial pest control. The company is also a front-runner in the development of natural insect control techniques.

 Plastics
     Global Businesses:
        Polyethylene
          Polyethylene Terephthalate (PET)
        Polystyrene
        Polypropylene
 Dow ranks among the largest plastics producers in the world. The company supplies products to a variety of industries, including electronics, durable goods, food service, health care, packaging and recreation. Dow is the leading producer of polyethylene, such as low-density polyethylene and Dowlex linear low-density polyethylene, and polystyrene, such as Styron polystyrene and Aim advanced styrenic resins. The company has recently entered both the polypropylene and polyethylene terephthalate (PET) markets, the two fastest growing polymers in the world, supplying the automotive and packaging industries, respectively.
 Chemicals and Metals
     Global Businesses:
        Chemicals and Metals
 Dow's Chemicals and Metals products are sold to a wide variety of industries, ranging from food processing to automotive, that use them as either processing aids or raw materials. Dow is the world's largest chlorine and caustic soda manufacturer, with about twice as much capacity as the next largest producer. Some uses of chlorine include pharmaceuticals, water purification and the manufacture of plastics. Caustic soda is used in detergents, pulp and paper, petroleum refining and the manufacture of aluminum. Other important products include chloromethanes, ethylene dichloride, ethylene glycol, ethylene oxide, magnesium, perchloroethylene, propylene glycol, propylene oxide, trichloroethylene and vinyl chloride monomer.
 Hydrocarbons and Energy
     Global Businesses:
        Hydrocarbons and Energy
 Dow is the world leader in olefins and styrene production. This segment encompasses procurement of fuels and crude oil-based raw materials as well as the production of olefins, aromatics, styrene and cogenerated power and steam for use in the Company's operations. Destec Energy, Inc., a Dow subsidiary, is one of the larger independent power producers in the world. It develops independent power projects and sells electrical and thermal energy.
 Diversified Businesses and Unallocated
     Global Businesses:
        DowBrands
        New Businesses
 DowBrands produces household products such as Dow bathroom cleaner with Scrubbing Bubbles, Fantastik all-purpose cleaner, Spray'N Wash tough stain remover, Glass Plus multi-surface cleaner, Saran Wrap plastic film and Ziploc plastic bags. New Businesses consists of Radian International LLC, Advanced Materials, technology licensing and new developments. Radian International LLC provides a broad array of environmental and chemical management services. Advanced Materials develops and markets electronic and structural materials such as Cyclotene dielectric resins, tungsten carbide and aluminum nitride powders. Insurance and Finance, including Dorinco Reinsurance Company, and other Dow financial companies and holdings, are reported in this segment. Activities and overhead cost variances not allocated to other segments are included in Unallocated.
 Industry Segments and Geographic Area Results
  See Note S to the Financial Statements for a discussion of sales, operating income and identifiable assets by industry segment and geographic area.

Raw Materials
The Company operates in an integrated manufacturing environment. Basic raw materials are processed through many stages to produce a number of products that are sold as finished goods at various points in those processes.
  The two major raw material streams that feed the integrated production of the Company's finished goods are Chlor-Alkali and Hydrocarbon based raw materials.
  Salt, limestone and natural brine are the base raw materials used in the production of Chlor-Alkali products and derivatives. The Company owns salt deposits in Louisiana, Michigan and Texas; Alberta, Canada; Brazil; and Germany. The Company also owns natural brine deposits in Michigan and limestone deposits in Texas.
  Hydrocarbon raw materials include liquefied petroleum gases
(LPG), crude oil, naphtha, natural gas, benzene, fuel oil and coal. These raw materials are used in the production of both saleable products and energy. Expenditures for these raw materials accounted for 28% of the Company's operating costs and expenses for the year ended December 31, 1996. These raw materials are purchased by the Company both on long-term contracts and as they become available on global markets. The Company owns the rights to deposits of lignite in Texas and Louisiana, and natural gas deposits in Germany.
  Other significant raw materials include ammonia, acrylonitrile, aniline, bisphenol, cellulose, octene, organic acids, and toluene diamine. These raw materials are purchased by the Company both on long-term contracts and as they become available on global markets.
  The Company has, and expects to continue to have, adequate supplies of raw materials during 1997 and subsequent years.

Method of Distribution
All products and services are marketed primarily through the Company's sales force, although in some markets more emphasis is placed upon sale through distributors. No significant portion of the business of any industry segment is dependent upon a single customer.

Competition
The Company experiences substantial competition in each of its industry segments. During 1996, the Company was the second largest chemical company in the United States in terms of sales and in the top five worldwide in terms of sales. The chemical industry has been historically competitive and this condition is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad. The Company competes worldwide on the basis of quality, price and customer service.

Patents, Licenses and Trademarks
The Company consistently applies for and obtains United States and foreign patents. At December 31, 1996 the Company owned approximately 3,300 active United States patents and approximately 6,900 active foreign patents, which can be classified as follows: chemicals, 900 United States and 1,500 foreign; plastics, 1,300 United States and 2,700 foreign; fabricated products, 400 United States and 1,000 foreign; and new businesses, 700 United States and 1,600 foreign. Dow's primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had patent and technology royalty income of $26 million in 1996, $23 million in 1995 and $21 million in 1994, and incurred royalties to others of $5 million in 1996, $6 million in 1995, and $8 million in 1994. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the "Dow in Diamond" trademark. Although the Company considers that, in the aggregate, its patents, licenses and trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Research and Development
The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $761 million in 1996 compared to $808 million in 1995 and $783 million in 1994. The Company employs approximately 5,200 people in various research and development activities.

Other Activities
Dow engages in the property and casualty insurance and reinsurance business through its Liana Limited subsidiaries.

Principal Partly Owned Companies
Principal companies in which Dow owns a 50 percent interest include DuPont Dow Elastomers L.L.C., which manufactures and markets thermoset and thermoplastic elastomer products; Dow-United Technologies Composite Products, Inc., a manufacturer of composite products; Gurit-Essex, A.G., a Swiss company, which supplies European automobile manufacturers with proprietary specialty products; and Dow Corning Corporation, a manufacturer of silicone and silicone products, which voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code (see Note Q to the Financial Statements). In addition, Dow has a 45 percent interest in Total Raffinaderij Nederland N.V., which provides feedstocks for Dow's major petrochemical site at Terneuzen, the Netherlands, and also services the Benelux and nearby markets.

Protection of the Environment
Matters pertaining to the environment are discussed in Legal
Proceedings, Management's Discussion and Analysis of Financial
Condition and Results of Operations and Notes A and Q to the Financial Statements.

Financial Information About Foreign and Domestic Operations and
  Export Sales
In 1996, the Company derived 56 percent of its sales and had 47 percent of its property investment outside the United States. While the Company's international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales, operating income and identifiable assets by geographic area for each of the last three years appears in Note S to the Financial Statements and a discussion of the Company's risk management program for foreign exchange and interest rate risk management appears in Note J to the Financial Statements.

Number of Products
Dow manufactures and supplies more than 2,400 product families and services and no single one accounted for more than 5 percent of the Company's consolidated sales in 1996. No significant portion of the business of any industry segment is dependent upon a single customer.

Employees
The personnel count at December 31, 1996 was 40,289 versus 39,537 at the end of 1995, and 53,730 at the end of 1994. The large reduction from 1994 reflected the sale of Dow's pharmaceutical businesses. The increase in 1996 over 1995 included the impact of new acquisitions which increased the personnel census by approximately 3,100. Taking these two factors into account, the personnel count has shown a substantial reduction in each year due to continuing rationalization and work process improvements throughout the company.

ITEM 2.  PROPERTIES

The Company operates 115 manufacturing sites in 37 countries. The Company considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The Company's Chemicals and Plastics production facilities and plants operated at approximately 89 percent of capacity during 1996. The following are the major production sites:

  United States:    Midland, Michigan; Freeport, Texas; Pittsburg,
                    California; Plaquemine, Louisiana.
  Canada:           Sarnia, Ontario; Fort Saskatchewan, Alberta.
  Germany:          Stade; Rheinmuenster.
  France:           Drusenheim.
  The Netherlands:  Terneuzen.
  Spain:            Tarragona.
  Argentina:        Bahia Blanca.
  Brazil:           Aratu.

  Including the major production facilities, the Company has plants and holdings in the following geographic areas:

  United States:    40 manufacturing locations in 16 states.
  Canada:            7 manufacturing locations in 3 provinces.
  Europe:           28 manufacturing locations in 15 countries.
  Latin America:    16 manufacturing locations in 8 countries.
  Pacific:          24 manufacturing locations in 12 countries.

  All of the above Dow plants are owned in fee, subject to certain easements of other persons which, in the opinion of Management, do not substantially interfere with the continued use of such properties or materially affect their value.
  A summary of plant properties, classified by type, is contained in Note G to the Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

Breast Implant Matters
The Company and Corning Incorporated ("Corning") are each 50 percent stockholders in Dow Corning Corporation ("Dow Corning"). Dow Corning, and in many cases the Company and Corning as well, have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain stockholders of the Company have filed separate consolidated class action complaints alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. The Company and one of its former officers have also been sued in two separate class action complaints (now consolidated) alleging that the defendants violated duties imposed by the federal securities laws regarding disclosure of information material to a reasonable investor's assessment of the magnitude of the Company's exposure to direct liability in silicone breast implant litigation. In a separate action, a Corning stockholder has sued certain Dow Corning Directors (including certain former and current Company Directors) alleging breaches of state law duties relating to the manufacture and marketing of silicone breast implants and seeking to recover unquantified money damages derivatively on Corning's behalf.
  Two separate derivative actions have been brought in the federal court, Southern District of New York, by Company stockholders purportedly on the Company's behalf. In Kas, et al. v. Butler, et al., two Company stockholders brought suit in 1992, naming as defendants all persons who were serving the Company as Directors on December 31, 1990, certain Dow Corning Directors, Dow Corning, Corning and certain Dow Corning officers, seeking derivatively on the Company's behalf unquantified money damages. In Rubinstein, et al. v. Ludington, et al., four Company stockholders brought suit in 1992, naming as defendants Dow Corning's Directors who were also Company Directors and certain former Company Directors, also seeking derivatively on the Company's behalf unquantified money damages. Plaintiffs in both cases subsequently made demands that the Company's Board bring suit on behalf of the Company. After the Board rejected those demands, the plaintiffs refiled their complaints alleging that the demands were wrongfully rejected.
  On May 15, 1995, Dow Corning announced that it had voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, all claims against Dow Corning (although not against its co-defendants) are automatically stayed.
  It is impossible to predict the outcome of each of the above described legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote, except as described below.

  In January 1994, Dow Corning announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million
($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast
Implant Litigation Settlement Agreement (the "Settlement Agreement"); litigation and claims outside the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million. As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to the Company. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
  Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter
11.
  On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement
Agreement nor was it required to contribute to the settlement.  On
October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
  The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
  Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, however, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that, under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a stockholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
  After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in
Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California
Court of Appeals for the 4th District affirmed the trial court's order granting summary judgment to the Company. On January 15, 1997, the California Supreme Court granted plaintiffs' petition for a review of that order. The Michigan ruling was made final on March 20, 1997. This decision may be appealed by plaintiffs. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in

New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. New York's highest court subsequently denied plaintiffs' petition for review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration by the trial courts. The Company expects that plaintiffs will file motions to reconsider in some states as a result of Judge Pointer's April 25 decision. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana,
(ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. The trial of the first phase of this case commenced on March 17, 1997. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the state product liability cases.
  The Company is also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25 decision, and granted the Company's request to
enter a final judgment in its favor.   Plaintiffs have appealed the
final judgment to the U.S. Court of Appeals for the Eighth Circuit.
  On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's stockholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed similar cross-claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
  In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
  Three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company.
On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. The Company has appealed the verdict. The Company has filed a claim in Dow Corning's bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the Nevada verdict.
  With the principal exception of the cases filed in Michigan and approximately 500 cases filed in Texas, Dow Corning or the Company have removed virtually all cases originally filed in state courts across the country to various federal courts. The removed cases have been, in most instances, transferred to Judge Pointer for pre-trial proceedings. Plaintiffs have asked Judge Pointer to remand those cases back to their states of origin, and the Company has opposed that motion. On April 9, 1996, the United States Court of Appeals for the Sixth Circuit ruled that because silicone gel breast implant claims against the Company (and certain other parties) were "related to" Dow Corning's bankruptcy, the federal District Court for the Eastern District of Michigan had the power to transfer such claims, including claims currently pending before Judge Pointer, to itself and ordered that Court to decide whether to make such a transfer. On July 30, 1996, the District Court declined to order such a transfer. The Company has appealed that decision.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its stockholder relationship with Dow Corning. The

Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, will have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

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

Environmental Matters
On May 31, 1994, the EPA filed an action against the Company alleging violations of the Clean Water Act at the Company's Ludington, Michigan site. Proposed civil fines total $125,000.
  On August 11, 1995, the EPA filed an administrative enforcement action against the Company in connection with the Company's report of exceedances of its limits for the discharge of phosphorus and certain other chemicals to the Tittabawassee River for several months in 1994 and 1995. No demand for monetary sanctions was made. Based on the same facts, Michigan's Attorney General and the Michigan Department of Natural Resources filed an action against the Company on August 18, 1995 in the Circuit Court for Ingham County, Michigan and on September 23, 1996, the Company paid a court ordered civil penalty of $100,000. A third action, also based on the same facts, was filed on August 15, 1995 in the U.S. District Court for the Eastern District of Michigan by PIRGIM Public Interest Lobby. That action seeks the payment of a $10,775,000 civil penalty plus costs and attorney fees.
  In February 1996, the Michigan Department of Environmental Quality demanded payment of $258,000 in civil penalties associated with a notice of Violation and Proposed Consent Order issued on November 16, 1995, for alleged violations of hazardous waste regulations. Pursuant to a Consent Order entered into on November 8, 1996, the Company paid a civil penalty of $25,000 plus $7,000 in compensation for the costs of surveillance and enforcement.
  Dow Chemical Canada Inc. ("Dow Canada"), a wholly owned subsidiary of the Company, has been investigated by Alberta Environment Protection with respect to two violations of the Ozone-Depleting Substances Regulation alleged to have occurred on May 31, 1995, and March 26, 1996. On November 18, 1996, Dow Canada paid a fine of $150,000 (Canadian) in addition to alternative sentencing payments of $75,000 (Canadian) paid in trust to each of The University of Alberta and the Environmental Law Committee.
  The Company entered into a Consent Order on February 11, 1997, with respect to Notices of Violation issued by the Michigan Department of Environmental Quality alleging that failure of the Company's groundwater intercept system had resulted in the release of contaminated groundwater to the Tittabawasse River. In addition to system upgrades and other work, the Company agreed to pay a civil fine of $800,000 and $133,000 in compensation for the costs of surveillance and enforcement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1996.


                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The principal market for the Company's common stock is the New York Stock Exchange. On February 13, 1997, the Company declared a cash dividend of 75 cents per share, payable April 30, 1997, to stockholders of record on March 31, 1997. This will be the 341st consecutive quarterly dividend since 1912. There were 103,753 common stockholders of record as of March 17, 1997. The Company estimates that there are an additional 130,000 stockholders whose shares are held in nominee names, or in dividend reinvestment accounts without underlying registered shares.
  Quarterly market and dividend information can be found in Part II,
Item 8 (Supplementary Data) on page 49.

ITEM 6. SELECTED FINANCIAL DATA

The Dow Chemical Company and Subsidiaries
Five-year Summary of Selected Financial Data
In millions, except as noted   Unaudited                   1996    1995    1994    1993    1992
Summary of Operations (3)
 Net sales                                              $20,053 $20,200 $16,742 $15,052 $15,493
 Cost of sales                                           14,108  13,337  12,131  11,370  11,862
 Insurance and finance company operations,
   pretax (income)                                          (78)    (61)    (40)    (98)    (15)
 Research and development expenses                          761     808     783     786     799
 Promotion and advertising expenses                         370     416     411     367     381
 Selling and administrative expenses                      1,766   1,771   1,594   1,485   1,583
 Amortization of intangibles                                 39      38      43      68      45
 Special charge                                               0       0       0       0     433
                                                          --------------------------------------
 Operating income                                         3,087   3,891   1,820   1,074     405
 Investment and sundry income                               405    (222)     77     462     145
 Interest expense-net                                      (204)   (140)   (271)   (278)   (443)
                                                          --------------------------------------
 Income before provision for taxes on
   income and minority interests                          3,288   3,529   1,626   1,258     107
 Provision for taxes on income                            1,187   1,442     654     514      67
 Minority interests' share in income                        194     196     200     171     120
 Preferred stock dividends                                    7       7       7       7       7
                                                          --------------------------------------
 Income from continuing operations                        1,900   1,884     765     566     (87)
 Cumulative effect of accounting change                       -       -       -       -    (765)
 Discontinued operations net of taxes on income               -     187     166      71     356
------------------------------------------------------------------------------------------------
 Net income (loss) available for common stockholders      1,900   2,071     931     637    (496)
------------------------------------------------------------------------------------------------
 Per share of common stock (dollars):
    Income from continuing operations                     $7.71   $7.03   $2.77   $2.07  ($0.32)
    Net income available for common stockholde            $7.71   $7.72   $3.37   $2.33   $0.99
    Cash dividends declared                               $3.00   $2.90   $2.60   $2.60   $2.60
    Cash dividends paid                                   $3.00   $2.80   $2.60   $2.60   $2.60
 Average common shares outstanding (thousands)          246,329 268,243 276,094 273,620 271,647
 Convertible preferred shares outstanding (thousands)     1,482   1,521   1,549   1,567   1,586
-----------------------------------------------------------------------------------------------
Year-end Financial Position
 Total assets                                           $24,673 $23,582 $26,545 $25,505 $25,360
 Working capital                                          3,826   4,953   2,075   2,001   1,802
 Property-gross                                          23,737  23,218  23,210  21,608  21,444
 Property-net                                             8,484   8,113   8,726   8,580   8,801
 Long-term obligations and redeemable preferred stock     4,230   4,733   5,325   5,918   6,201
 Total debt                                               5,468   5,403   6,578   6,944   7,469
 Net stockholders' equity                                 7,954   7,361   8,212   8,034   8,064
-----------------------------------------------------------------------------------------------
Financial Ratios
 Research and development expenses as percent              3.8%    4.0%    4.7%    5.2%    5.2%
 Income before provision for taxes and minority
    interests as percent of net sales (3)                 16.4%   17.5%    9.7%    8.4%    0.7%
 Return on stockholders' equity (1)                       23.8%   26.9%   11.3%    7.9%    3.3%
 Book value per common stock (dollars)                   $33.13  $30.69  $29.71  $29.33  $29.62
 Debt as a percentage of total capitalization             35.2%   36.3%   38.0%   39.8%   42.5%
-----------------------------------------------------------------------------------------------
General
 Capital expenditures                                    $1,344  $1,417  $1,183  $1,397  $1,595
 Depreciation (3)                                         1,259   1,369   1,224   1,252   1,260
 Wages and salaries paid                                  2,944   2,734   3,239   3,332   3,263
 Cost of employee benefits                                  700     696     832     887     938
 Number of employees at year-end (thousands)               40.3    39.5    53.7    55.4    61.4
 Number of stockholders of record at year-end             104.6   111.1   114.5   102.5   105.9
-----------------------------------------------------------------------------------------------
(1) Before cumulative effect of accounting change in 1992.
(2) Stockholders of record as reported by the transfer agent. The Company estimates that there are an additional 130,000 stockholders whose shares are held in nominee names, or in dividend reinvestment accounts without underlying registered shares.
(3) Restated for the sale of the pharmaceutical businesses in 1995.

                                  -12-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Dow's 1996 sales were $20.1 billion, nearing the record sales of $20.2 billion achieved in 1995 and up 20 percent from 1994's sales of $16.7 billion. Dow's 1996 sales reflected a 7 percent volume gain which largely offset an 8 percent price decline (see Sales Price and Volume table on page 18). The company experienced steady demand growth throughout the year with volume up across all segments and geographies. Volume growth was particularly strong in Latin America as a result of strategic acquisitions. Selling prices were down in all segments with the exception of Diversified Businesses.
  Sales in the United States (U.S.) accounted for 44 percent of the total sales in 1996, 45 percent in 1995 and 48 percent in 1994. Sales and other data by industry segment and geographic area are provided in Note S to the Financial Statements.
  The following paragraphs discuss the current performance and outlook of each of the company's business segments. The forward-looking statements contained therein involve risks and uncertainties that affect the company's operations, markets, products, services, prices and other factors as discussed in filings with the Securities and Exchange Commission (SEC). These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors.

PERFORMANCE PLASTICS
Sales for Performance Plastics were $5.3 billion compared with $5.4 billion in 1995 and $4.5 billion in 1994. A volume gain of 3 percent partially offset a price decline of 4 percent compared with the previous year.
  Operating income rose 11 percent to a record $1.2 billion in 1996. Operating income was $1.1 billion and $611 million for 1995 and 1994, respectively.
  During 1996, Polyurethanes experienced record sales and profits, fueled in part by strong demand in Latin America. To meet increasing global demand, Dow's polyol facilities in Freeport, Texas and Terneuzen, the Netherlands added 150 million pounds (68,000 metric tons) of capacity through low-capital debottlenecking projects. The business also added 100 million pounds (45,000 metric tons) of diphenylmethane diisocyanate (MDI) capacity to meet demand which is predicted to grow at about 6 percent per year.
  Sales of Epoxy and Intermediate products were about flat with 1995 levels. Higher volume offset price declines caused by competitive pressures in key markets. Improved productivity and lower manufacturing costs yielded savings to the business and contributed to record profitability despite pricing pressures.
  Engineering Plastics experienced flat sales but higher operating income in 1996 compared with the previous year. Prices softened for ABS and polycarbonate in response to customer inventory reductions and in anticipation of additional capacity coming on line in 1997. Polycarbonate demand is forecasted to grow at above 5 percent per annum in the coming years. To meet this growth, Dow will build a second Calibre polycarbonate plant in Stade, Germany. The plant is scheduled to start up in the first quarter of 1999. The company also entered into a long-term agreement to supply DSM Engineering Plastics with polycarbonate. By the first quarter of 1998, Dow will almost double its production capacity at LaPorte, Texas for thermoplastic polyurethane to meet growing demand in North America and Europe.
  DuPont Dow Elastomers L.L.C. successfully started operations in April 1996, combining Dow's Insite technology with DuPont's elastomer business to form a $1 billion corporation. Dow also announced an agreement with BP Chemicals to develop and make available for licensing a combination of BP's Innovene gas-phase polyethylene process and Dow's Insite technology.
  The Adhesives, Sealants and Coatings business achieved record sales and profits in 1996 on the strength of geographic expansion and alignment with strategic customers. Rapid global expansion is occurring in the Systems House polyurethane formulation business. Operations were established in 1996 in Mexico, Poland and Egypt. In 1997, operations will begin in Brazil and China.
  To capture growth in emerging economies, Essex Specialty Products, a wholly owned subsidiary of Dow, began new commercial activities in China and Korea in 1996. In 1997, expansion into Latin America, India and Thailand will occur.
  Fabricated Products posted record profits in 1996 on the strength of volume increases which offset modest price declines. The price declines were fueled by the entry of local competitors into regional markets and the globalization of some competing manufacturers. Europe had a particularly strong year, partially the result of successful expansion into Eastern Europe and the Middle East. In Europe, two Styrofoam brand housing insulation production plants were converted to use a carbon dioxide blowing agent, making available a new line of insulation material. In North America, first year sales of Duramate insulation exceeded expectations.

Outlook for 1997
The Performance Plastics segment is expected to continue to generate significant economic profit in the coming year.
  Polyurethanes volume is anticipated to grow by about 6 percent in 1997; however, pricing pressure will be greater compared with the previous year.
  The Epoxy and Intermediates business is expected to grow at a slightly higher rate than world GDP in 1997. Global competition will likely lead to increased pricing pressures. However, prices in key product areas such as epichlorohydrin should stabilize. The business will continue its activities to secure a strong platform for future growth in Asia Pacific and expand its position in Latin America.
  Engineering Plastics anticipates another strong year with solid volume growth. Pricing will continue to be a challenge for the business, especially for polycarbonate and ABS resin.
  The Adhesives, Sealants and Coatings business expects to experience double-digit growth in 1997. The business will continue to explore value-creating opportunities to leverage Dow's material science and process capabilities with customers who wish to improve their manufacturing and assembly activities.
  Sales volume for Fabricated Products should increase as a result of continued geographic expansion, especially into emerging markets. The competitive market environment experienced in 1996 is expected to continue into 1997, which will likely result in a slight price decline.

PERFORMANCE CHEMICALS
Sales for Performance Chemicals were $4.2 billion in 1996, flat with $4.2 billion a year ago. Sales for 1994 were $3.7 billion. The segment experienced a volume gain of 4 percent and a price decline of 4 percent in 1996 compared with a year ago.
  Operating income was up 8 percent to a record-setting $721 million from $670 million in 1995. In 1994, operating income was $514 million.
  Emulsion Polymers posted flat sales and profits in 1996 compared with the previous year, as higher volume was offset by lower prices. The business continued its productivity drive in 1996, successfully lowering manufacturing costs for the fifth consecutive year. Demand for styrene butadiene (S/B) latex was soft in the first half of 1996 due to the paper industry's high inventories of coated paper, but recovered in the latter half of the year with increased market penetration. With some regional exceptions, global growth in the carpet industry was flat. Pricing for S/B latex weakened primarily due to declines in the prices of key raw materials.
  Dow acrylic latex volumes grew in both North America and Europe, based on broadening product acceptance in selected coatings and adhesives applications.
  Specialty Chemicals set records for sales and operating income. Volume was up due to strong demand for superabsorbents, polyglycols and oxygenated solvents. Prices softened somewhat due to competitive pressures in superabsorbents and oxygenated solvents.
  Many of the individual businesses within Specialty Chemicals recorded sales and operating income records. These included: Methocel cellulose ethers, oxygenated solvents, polyglycols, Versene chelants, Gas/Spec solvents and services, quaternaries and divinylbenzene/vinylbenzyl chloride (DVB/VBC).
  Specialty Chemicals made a number of capacity additions and portfolio changes during the year as the business continued to pursue its goal of doubling its value by the year 2000. In March 1996, diphenyl oxide (DPO) production technology was installed in Freeport, Texas, yielding dramatic cost reductions. The new technology replaced an older plant in Michigan which was shut down in the second quarter of 1996. Plant capacity for DVB, which supplies the ion exchange industry, was increased in response to global contracts. Methocel cellulose ethers capacity was added in Europe and North America. The Liquid Separations business underwent considerable restructuring resulting in the consolidation of operations. The Gas Separation business was sold in the first half of 1996 and the Acrylamide Monomers business was restructured in the second quarter through a technology transfer and contract manufacturing agreement with SNF Floerger.
  DowElanco, a global agricultural chemicals joint venture between Dow and Eli Lilly, experienced its fifth consecutive year of record profits. Increased competition in older products was offset by growth in new technology products. During 1996, DowElanco took a major strategic step by purchasing controlling equity interest in Mycogen, a world leader in the development of Bt (Bacillus thuringiensis) insect-resistant seed technology, thus increasing its participation in the biotechnology sector.
  Sales of DowElanco's Sentricon termite colony elimination system, first commercially sold in 1995, achieved a seven-fold increase in 1996. The revolutionary system uses small amounts of chemical bait only when termites are detected. It has been proven to eliminate entire termite colonies and provides protection for structures around the world.
  The past year also saw the launch in Japan of Clincher, DowElanco's new grass herbicide for rice, with extensions into other Asian countries planned for 1997.

Outlook for 1997
Performance Chemicals is expected to have another good year in 1997 with higher volume growth in each of its businesses.
  Emulsion Polymers should experience above average volume growth because of its low-cost position, success in supplying several new coated paper machine start-ups and customers' increased acceptance of Dow's acrylic latex family of products. The competitive environment will remain challenging and prices are expected to soften.
  Specialty Chemicals anticipates another good year based on increased sales demand combined with ongoing productivity improvements and business portfolio restructuring. The business will continue to look for value-creating acquisitions that will help meet its growth targets.
  In 1997, DowElanco plans to launch its new Tracer insect control product into the U.S. cotton industry, subject to Environmental Protection Agency (EPA) registration. The first of a class of chemicals derived from naturally occurring organisms, Tracer provides effective control of caterpillars without harming beneficial insects, making it an excellent fit for integrated pest management programs. DowElanco expects to increase capacity for Tracer in 1997 to support a global launch of the product.

PLASTICS
Plastics reported sales of $3.9 billion in 1996, down 2 percent from the previous year. In 1994, sales were $3.1 billion. Volume increased 17 percent versus last year, largely offsetting a price decline of 19 percent. Sales were up in 1995 over 1994 due to a 29 percent increase in prices. Strategic acquisitions in Latin America contributed to the significant volume growth in 1996.
  Operating income was $794 million versus $1.5 billion in 1995. In 1994, operating income was $531 million.
  Dow's Polyethylene business saw significant volume growth in 1996. Both the industry's and Dow's supply capabilities were balanced due to a combination of high demand and planned and unscheduled plant outages. Prices were down compared to the prior year. However, in the fourth quarter of 1996 year-over-year price comparisons were favorable, reflecting both the balanced supply situation as well as higher feedstock costs.
  The business continues to expand and upgrade existing assets to meet global demand for products made via Dow's value-adding Insite technology. A new 145-million-pound (66,000 metric ton) polyethylene train came on line in June 1996, at Dow's Tarragona, Spain facility. The train is dedicated to the production of materials made via Insite technology and will manufacture Dow's new enhanced polyethylene (EPE) when that product is launched in 1997. Additionally, Dow converted one of its world scale trains in Plaquemine, Louisiana to be capable of producing Insite technology based polyethylene resins.
  Leveraging its low-cost feedstock position in Alberta, Canada, the Polyethylene business announced that it will add a 550-million-pound (250,000 metric ton) train to its manufacturing facility in Fort Saskatchewan, Alberta. The expansion will bring the facility's total capacity to more than 1.4 billion pounds (636,000 metric tons) per year and will help Dow meet the projected annual global demand growth for polyethylene of 6 percent. The new train will start production in 1998 or 1999.
  As part of its strategy for capturing growth in emerging markets, Dow will build its first Asian polyethylene production facility in Thailand through a joint venture with the Siam Cement Group. The plant will have a 660-million-pound (300,000 metric ton) capacity and is expected to begin operations in 1999. The plant will be capable of producing both traditional Dowlex as well as resins made via Insite technology.
  In 1996, Dow's Polystyrene business faced downward pricing pressure, especially in Asia Pacific. This followed the 1995 peak of the price cycle for polystyrene and styrene monomer. By year-end, pricing had stabilized in most geographies, with most areas announcing price increases in December for 1997 implementation. The business experienced solid volume growth during 1996.
  In September 1996, Dow acquired controlling interest in Estireno do Nordeste (EDN). This makes Dow the largest polystyrene producer in Latin America.
  In Asia Pacific, Dow's joint venture with Asahi Chemical, Styron Asia Limited, plans to build a world-scale polystyrene plant in China at Zhangjiagang. The plant is expected to be operational by the year 2000.
  Dow entered the polypropylene business in 1996 with the intent of becoming a leading global supplier within ten years. The business believes that product differentiation will be the key to its long-term success and profitability and therefore has made a commitment to apply Insite technology to the manufacture of polypropylene. Dow's entry strategy includes the licensing of Spheripol process technology from Technipol, a subsidiary of Montell Polyolefins, and supply agreements with Montell. Dow's first polypropylene plant, with a 440-million-pound (200,000 metric ton) capacity, will be built in Schkopau, Germany at the BSL site and is expected to come on line in 1998. A second plant will be built in Tarragona, Spain by the year 2000.
  Global demand for PET remained strong during the year, although the typical summer peak in demand did not materialize. In Europe, where Dow is involved via its INCA subsidiary, PET industry demand increased by 11 percent versus 1995. Despite the healthy demand, prices decreased throughout the second and third quarter due to industry overbuilding, imports from Asia, and customer de-stocking. INCA had a successful year in PTA technology licensing.

Outlook for 1997
The economic indicators for 1997 point to continued strong demand for polyethylene. Pricing is expected to be relatively stable against a background of low customer inventories, higher feedstock prices and new industry capacity additions scheduled for late in the year.
  Increased demand and additional sales in Latin America through the EDN privatization are expected to result in double-digit volume growth for polystyrene in 1997.
  Anticipated global demand growth for polypropylene in 1997 is forecasted to exceed 1996 by 8 percent with steady growth in traditional market applications as well as new development opportunities.
  Global demand for PET is expected to increase more than 10 percent in 1997. The oversupply situation is not forecasted to improve significantly. However, with demand picking up toward the end of 1996 and with low customer inventories, there are indications that prices may improve during the first half of 1997. It is also expected that the oversupply situation will lead to rationalization of PET capacities and realignment within the industry.
  Capacity additions in ethylene and styrene by year-end may create a more challenging pricing environment for Plastics.

CHEMICALS AND METALS
Chemicals and Metals posted sales of $3.1 billion in 1996 compared to $3.3 billion in 1995 and $2.5 billion in 1994. Prices declined 10 percent and volume rose 4 percent during the year.
  Operating income was $737 million compared to $1.1 billion in 1995 and $337 million in 1994.
  Stronger than expected volume growth for vinyl chloride monomer
(VCM) and solid growth for other chlorine derivatives pushed global chlor-alkali industry operating rates to high levels. This resulted in significant increases in chlorine values during 1996. Increasing chlorine values, sustained ethylene values and robust demand led to a rebound in vinyl chloride volumes and price from the last half of 1995. High global chlor-alkali operating rates, along with somewhat reduced demand for caustic soda by the global pulp and paper industry, led to declining caustic soda prices during 1996.
  In the last quarter of 1996, Dow brought on line 440 million pounds (200,000 metric tons) of chlorine capacity in Freeport, Texas and 260 million pounds (118,000 metric tons) in Stade, Germany. The Stade expansion represents Dow's first commercial use of membrane cell technology. The additional capacity meets Dow's increased internal chlorine demand, supporting derivative businesses.
  Dow's VCM capacity was increased by 440 million pounds (200,000 metric tons) in 1996 through an incremental expansion in Texas and technology improvements at other locations. This increase allows Dow to grow with the total market and satisfy increasing customer demand.
  Propylene Oxide (PO) and Derivatives experienced significant volume growth in North America, aided by a continued strong economy. Propylene prices for the year were lower than in 1995. This lower raw material cost, along with balanced supply and demand and stable market prices for propylene glycol, enhanced the profitability of the business. An additional 300 million pounds (136,000 metric tons) of PO capacity was added at Freeport, Texas and Stade, Germany during 1996 to support strong derivative demand driven by growth in durable goods.
  Chlorinated Organics saw pricing firm up for its chloromethane products. Supply/demand began to move toward a better balance for perchloroethylene and carbon tetrachloride late in 1996.
  Magnesium and Fabricated Metals faced new competition from Israel, China and Russia which continued to put downward pressure on prices.
  The Cal/Mag business saw strong demand for Peladow calcium chloride as users replenished inventories that were depleted during the harsh winter last season. Prices have been strong.

Outlook for 1997
VCM and other chlorine derivatives are expected to continue to grow significantly in the first half of 1997. Values for chlorine, ethylene and vinyl chloride should remain stable during that same period. Caustic soda prices will be significantly lower in the first half of 1997 than in 1996.
  PO and Derivatives will face a difficult year with rising propylene prices. However, continued cost and expense reductions will mitigate these market factors. An additional 100 million pounds (45,000 metric tons) of PO capacity will be added in Aratu, Brazil in the first quarter of 1997.
  Leveraging Dow's low cost Canadian ethylene position, Ethylene
Oxide (EO) and Derivatives plans to add 85 million pounds (39,000 metric tons) of EO and 125 million pounds (57,000 metric tons) of ethylene glycol capacity in Fort Saskatchewan, Alberta in the fourth quarter of 1997.

HYDROCARBONS AND ENERGY
Hydrocarbons and Energy sales were up 3 percent to $2.4 billion compared to 1995 and up 20 percent from $2 billion in 1994. This segment experienced volume gains of 9 percent and price declines of 6 percent versus the previous year.
  Hydrocarbons and Energy reported an operating loss of $57 million, compared to an operating loss of $83 million in 1995. In 1994, the segment posted operating income of $74 million.
  The average crude oil price increased 17 percent over 1995, with the increase taking place in the second half of 1996. As a result, the cost of liquid feedstocks increased approximately 26 percent. Low inventories and cold winter weather caused natural gas prices in the U.S. Gulf Coast to rise. The combination of these factors caused prices for light feedstocks (e.g., propane and ethane) to reach record highs.
  Dow's feedstock flexibility and global sourcing, including maximizing its low-cost position in Canada, allowed the company to optimize feedstock acquisition costs.
  Ethylene markets recovered from a low at the end of 1995 with improving industry operating rates which supported significant price recovery through the year.
  Spot styrene prices rose from their low position of the second half of 1995. Global demand supported average industry operating rates of around 90 percent. Capacity added in 1996 was readily absorbed by the market, but the average pricing over the year reflected planned capacity additions for 1997 and beyond.
  In 1996, Dow finalized its acquisition of 63 percent of Petroquimica Bahia Blanca (PBB) in Argentina. The acquisition includes a 540-million-pound (245,000 metric ton) ethylene plant. In 1996, the plant ran very well posting a new production record.
  To optimize Dow's low-cost position in Canada, the ethylene unit in Fort Saskatchewan, Alberta will be expanded to meet increased downstream derivative demand. The additional capacity will come on line in the fourth quarter of 1998.
  During the year, Dow added 110 million pounds (50,000 metric tons) of styrene capacity at its manufacturing facility in Terneuzen, the Netherlands. In Thailand, the Dow/Siam Cement joint venture styrene unit entered its start-up phase in December. The capacity of the unit is in excess of 440 million pounds (200,000 metric tons). In addition, Dow acquired a 330-million-pound (150,000 metric ton) styrene plant through its purchase of controlling interest in Brazil's EDN.
  In 1996, the company sold a portion of its stake in Oasis Pipeline as part of its active portfolio management.
  Independent power producer Destec Energy, Inc., a publicly traded Dow subsidiary (about 80 percent owned), reported revenues for 1996 of $578 million, compared with $641 million in 1995 and $727 million in 1994. Destec's 1996 earnings were up 23 percent, and cash flows from operating activities and equity distributions increased 56 percent compared to 1995.
  Destec's 1996 results reflected the successful repositioning of its business from a domestic-based power project developer to a global developer, producer and marketer of power. Approximately one-third of Destec's 1996 gross margin was contributed by its international business. The operating facilities in which Destec owns an interest also contributed greatly to increased earnings, as evidenced by a 57 percent increase in equity earnings for the year compared with 1995.
  In October 1996, Destec announced that its Board of Directors had retained Morgan Stanley & Co. to explore strategic alternatives to maximize stockholder value, including a possible sale of Destec.

Outlook for 1997
Crude oil, energy and feedstock prices are expected to plateau in the first half of 1997 and then begin to move down.
  Ethylene demand is expected to grow steadily causing operating rates to rise. This will lead to significant price increases and improved margins. However, new ethylene capacity additions during the latter part of 1997 may negatively affect operating rates and exert downward pressure on prices.
  The styrene industry is currently operating at high rates. Capacity additions in Asia Pacific during 1997 are expected to lead to a reduction in average industry operating rates, keeping global styrene pricing near its present low level.
  Dow's net global purchase positions in ethylene and styrene will likely allow continuous full utilization of Dow's available capacity, thus improving the relative cost position versus the industry averages.

DIVERSIFIED BUSINESSES AND UNALLOCATED
Sales for this segment were $1.1 billion, $966 million, and $953 million in 1996, 1995 and 1994, respectively.
  The segment posted an operating loss of $275 million, an $88 million improvement from the prior year. The operating loss in 1994 was $247 million. The operating results of this segment were comprised primarily of research and other expenses related to new developmental activities in New Businesses, severance cost and overhead cost variances not allocated to other segments. The company's total severance cost was $139 million of which $127 million was assigned to this segment for 1996 compared with $181 million in 1995 and $124 million in 1994. Segment costs were partially offset by pretax income from insurance and finance company operations and DowBrands.
  DowBrands, Dow's consumer products affiliate, registered a significant profit improvement. Sales in 1996 showed a decline due primarily to the sale of the Personal Care business in November 1995.
  The core North American Home Food Management business grew 9 percent versus the previous year. Improved capacity utilization and reduced manufacturing costs had a positive profit impact.
  In the Home Care products value center profitability improved substantially due primarily to the re-launch of all specialty cleaners under the Dow mega-brand strategy, the introduction of several new products, the consolidation to the new Urbana, Ohio manufacturing site and an aggressive cost control program.
  Cofresco, a joint venture between DowBrands and Melitta Bentz KG, was finalized in October, creating a leadership position in Home Food Management across Europe. DowBrands also began an affiliation with Asahi Chemical Industry Co., Ltd. in Japan. Asahi will import, market and sell Ziploc brand plastic bags in Japan.
  Radian International LLC, Dow's environmental services joint venture, faced significant pricing pressure in 1996 which negatively impacted its performance.
  The New Businesses unit introduced new products for the electronics industry including SCAN silica coated aluminum nitride and a ceramic material for use in computer hard drives.

Outlook for 1997
DowBrands performance should continue to improve as a result of restructuring which has created a leaner, more focused organization with a clear growth strategy.
  The environmental services industry will continue to operate in a very competitive climate.

COMPANY SUMMARY

Operating Income
Operating income was $3.1 billion in 1996, down 20 percent from $3.9 billion in 1995 and increased 70 percent from $1.8 billion in 1994. Gross margin decreased by $918 million versus 1995, primarily as a result of lower selling prices and higher feedstock and energy costs.


Sales Price and Volume

                                    1996                   1995                   1994
-----------------------------------------------------------------------------------------------
Percentage changes          Price  Volume  Total   Price  Volume  Total   Price  Volume  Total
  from prior year
-----------------------------------------------------------------------------------------------
Geographic Areas:
  United States              (6)%     3%    (3)%     12%      -     12%      1%      7%     8%
  Europe                    (11)     10     (1)      25       8%    33       4       8     12
  Rest of World              (8)     11      3       16       8     24       3      15     18
  All Areas                  (8)%     7%    (1)%     17%      4%    21%      3%      8%    11%

-----------------------------------------------------------------------------------------------

Industry Segments:
  Performance Plastics       (4)%     3%    (1)%     13%      5%    18%     (1)%    11%    10%
  Performance Chemicals      (4)      4      -        6       9     15      (1)      9      8
  Plastics                  (19)     17     (2)      29      (1)    28      12      10     22
  Chemicals and Metals      (10)      4     (6)      33       1     34       4       3      7
  Hydrocarbons and Energy    (6)      9      3        9       7     16       6       7     13
  Diversified Businesses
    and Unallocated           5       5     10        -       1      1      (2)      5      3
  All Segments               (8)%     7%    (1)%     17%      4%    21%      3%      8%    11%


  The ratio of operating income to sales was 15 percent in 1996, versus 19 percent in 1995 and 11 percent in 1994. The decrease of $804 million in operating income for 1996 versus 1995 was due mainly to approximately $2 billion in lower sales prices and higher feedstock and energy costs that was partially offset by $1.2 billion impact of volume growth, improved productivity, business portfolio restructuring and lower costs. Operating income was reduced across all geographic segments because the sales price decline was global. The United States contributed 40 percent of the total operating income in 1996 compared to 41 percent in 1995 and 56 percent in 1994. Operating income in Europe was $783 million in 1996 versus $1.1 billion in 1995 and $237 million in 1994. Operating income from Rest of World was $1.1 billion in 1996, down from $1.2 billion in 1995 and up from $559 million in 1994.

Operating Costs and Expenses

Cost Components as a Percent of Total           1996     1995     1994
------------------------------------------------------------------------
Hydrocarbons and energy                           28%      25%      26%
Wages, salaries and employee benefits             21       21       22
Maintenance                                        4        5        6
Depreciation                                       7        8        8
Supplies, services and other raw materials        40       41       38
------------------------------------------------------------------------
Total                                            100%     100%     100%

  Dow's global plant operating rate was 89 percent of capacity, down from 92 percent in 1995 and 1994. The 1996 sales volume growth of 7 percent over 1995 was achieved through a mixture of new capacity and sustained growth across all segments. Depreciation expense was $1.3 billion in 1996, $1.4 billion in 1995 and $1.2 billion in 1994.
  Research and development, promotion and advertising, and selling and administrative expenses of $2.9 billion in 1996 decreased $98 million from $3.0 billion in 1995 and increased $109 million from $2.8 billion in 1994. The decrease of 1996 from 1995 reflected Dow's ongoing drive to improve productivity.
  Research and development expenses were $761 million for 1996, down
6 percent compared with 1995 and down 3 percent compared with 1994.
  Promotion and advertising expenses of $370 million were down 11 percent from $416 million in 1995 and down 10 percent from $411 million in 1994.
  Selling and administrative expenses for 1996 were $1.8 billion, flat with 1995 and up 11 percent from $1.6 billion in 1994. The increase in 1995 over 1994 was primarily the result of variable compensation increase based on the improved company earnings and the negative impact of exchange rate changes on expenses incurred outside the U.S. Selling and administrative expenses represented 9 percent of sales in 1996 and 1995 versus 10 percent in 1994.
  The personnel count was 40,289 at December 31, 1996, 39,537 at the end of 1995 and 53,730 at the end of 1994. The large reduction from 1994 reflected the sale of Dow's pharmaceutical businesses. The increase in 1996 over 1995 included the impacts of new acquisitions which increased the personnel census by approximately 3,100. Taking these two factors into account, the personnel count has shown a substantial reduction in each year due to continuing rationalization and work process improvements throughout the company.

Net Income
Net income available for common stockholders in 1996 was $1.9 billion or $7.71 per share compared with $2.1 billion or $7.72 per share in 1995, and $931 million or $3.37 per share in 1994.
  The following table summarizes the impact of special items on earnings per common share:

                                                1996     1995     1994
-----------------------------------------------------------------------
Impact of Dow Corning Corporation
   related charges                                 -   $(1.24)  $ (.25)
Discontinued operations                            -      .69       60
Other earnings                               $  7.71     8.27     3.02
------------------------------------------------------------------------
Net earnings per common share                $  7.71   $ 7.72   $ 3.37
------------------------------------------------------------------------

   Dow's share of the earnings of 20%-50% owned companies amounted to $66 million compared with $70 million in 1995 and $29 million in 1994. The company has not recorded its share of equity earnings in Dow Corning since the first quarter of 1995 due to Dow Corning's filing for protection under Chapter 11 and the company's write-down of its investment as discussed below. Dow Corning reported net losses of $7 million in 1994 which reflected after tax charges against income related to breast implant litigation of $152 million. The negative impact of these charges on Dow's net income was $70 million or 25 cents per share in 1994. See Note Q to the Financial Statements for further discussion of breast implant litigation.
  Interest expense (including capitalized interest) and amortization of debt discount increased $60 million to $494 million in 1996, up 14 percent from $434 million in 1995 and up 36 percent from $362 million in 1994. The apparent increase in 1996 compared with 1995 and 1994 was primarily due to the apportionment of interest to discontinued operations in the 1995 and 1994 results (see Note C to the Financial Statements).
  Interest income and foreign exchange-net in 1996 was flat at $286 million in 1996 compared to $289 million in 1995, an increase of $188 million versus $98 million in 1994. The gain in 1996 and 1995 versus 1994 was primarily attributable to the investment of the cash received from the sale of the pharmaceutical businesses. For a discussion of the company's risk management program for both foreign currency and interest rate risk, see Note J to the Financial Statements.
  The loss on investments of $330 million in 1995 was due to the company's write-down of its investment in Dow Corning as a result of Dow Corning's decision to file for Chapter 11 (see Note Q to the Financial Statements). In 1994, Dow recorded a loss on investments of $42 million. The loss was due to a $132 million pretax charge related to the pending sale of the Personal Care business of DowBrands. Partially offsetting this charge was a pretax gain of $90 million recorded by the company on the sale of its common shares of Magma Power Company, primarily as a result of the merger agreement between Magma and California Energy Company, Inc. Acquisitions and divestitures are discussed in Note C to the Financial Statements.
  Sundry income increased to $343 million in 1996 versus $43 million in 1995 and $83 million in 1994. During 1996, Dow sold or restructured its interest in a number of businesses, including Boride Products, Crestar Energy, and Cynara. In addition, the company realized a pretax gain of $120 million for the year through the sale of a portion of its ownership in Oasis Pipeline.
  The provision for taxes on income was $1.2 billion in 1996 versus $1.4 billion in 1995 and $654 million in 1994. Dow's overall effective tax rate for 1996 was 36.1 percent versus 40.9 percent for 1995 and
40.2 percent for 1994. The underlying factors affecting Dow's overall effective tax rates are discussed in Note D to the Financial Statements. U.S. and other tax law and rate changes during the year did not have a material impact on Dow.
  Minority interests' share of net income in 1996 was $194 million compared with $196 million in 1995 and $200 million in 1994 (see Note K to the Financial Statements).
  Discontinued operations accounted for an after tax gain of $187 million in 1995, $169 million of which resulted from the sale of Dow's shares of Marion Merrell Dow Inc. to Hoechst A.G. for $5.1 billion and the sale of the company's Latin American pharmaceutical businesses to Roussel Uclaf S.A. for $133 million in the second quarter of 1995. A further $18 million income after tax was earned from the operations of the pharmaceutical businesses in the first quarter of 1995. Provision for taxes related to discontinued operations was $418 million, $382 million on the sale and $36 million from operations. The income, net of taxes, from discontinued operations in 1994 was $166 million with provision for taxes of $125 million (see Note C to the Financial Statements).

Dividends
The Board of Directors has announced a quarterly dividend of 75 cents per share, payable April 30, 1997 to stockholders of record on March 31, 1997. This will be the 341st consecutive quarterly dividend since 1912. Dow has maintained or increased the dividend throughout that time. The company declared dividends of $3.00 per share in 1996, $2.90 per share in 1995 and $2.60 per share in 1994.

Environment
Dow's global operations are subject to increasingly stringent laws and government regulations related to environmental protection and remediation. Dow's environmental responsibilities and potential liabilities receive direct and ongoing scrutiny by management to ensure compliance with these laws and regulations. Dow's Environmental Management Standard clearly defines the overall environmental management system, performance objectives and design requirements needed to minimize the long-term cost of environmental protection as well as to comply with these laws and regulations. This standard was reviewed, revised and re-communicated throughout the organization in 1995. It is Dow's stated policy that all global operations and products meet Dow's Environmental Management Standard or their country's laws and regulations, which-ever is more stringent. Assessments are used by management to continually measure and report Dow's progress against this standard and its performance objectives.
  It has been Dow's policy to adhere to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. First, Dow works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal (incineration) means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. Dow has specific requirements for wastes that are transferred to non-Dow facilities. Wastes that are recycled, treated or recovered for energy off-site represent less than 1 percent of the total amount of wastes reported as part of the Pollution Prevention Act.
  Dow's policy of treating its wastes on-site has resulted in less than 10 percent of its total environmental liability being directed at remediation under federal or state "Superfund" statutes. Dow's focused approach to waste and emission reduction resulted in achieving its public commitment to reduce global emissions of 17 priority compounds (as defined by the U.S. Environmental Protection Agency's 33/50 program) and emissions of an expanded list of compounds (defined by each geographic area) by 50 percent by 1995 (1988 base year). Global reductions of 65 percent and 53 percent, respectively, were achieved one year ahead of schedule in 1994. In 1996, Dow announced a number of voluntary global environment, health and safety (EH&S) goals for the year 2005. Included are goals to reduce emissions and wastes by 50 percent (1994 base year) and EH&S incidents by 90 percent. After two years, the company appears to be on track to achieving these goals. All of the goals, as well as other performance data, can be found in Dow's 1996 EH&S progress report.
   In December 1996, Raven Group Ltd. (Raven) was formed to manage certain of the company's environmental remediation projects. Dow owns 85 percent of the joint venture and The EOP Group, Inc., an environmental consulting firm, owns the remaining 15 percent. Raven will be responsible for providing strategic management to identify cost-effective remediation solutions at Dow's U.S. manufacturing facilities.
  The costs of site remediation are accrued as a part of the shutdown of a facility or, in the case of a landfill, over its useful life. The nature of such remediation includes the cleanup of soil contamination and the closure of landfills and other waste management facilities. The policies adopted to reflect properly the monetary impacts of environmental matters are discussed in Note A to the Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available.
  Dow has been named as a potentially responsible party (PRP) under federal or state Superfund statutes at approximately 55 sites. Dow readily cooperates in remediation at sites where its liability is clear, thereby minimizing legal and administrative costs. However, at several of these Superfund sites, Dow has had no known involvement and is contesting all liability; at many others, Dow disputes major liability, believing its responsibility to be de minimis. Because current law imposes joint and several liability upon each party at a Superfund site, Dow has evaluated its potential liability in light of the number of other companies which have also been named PRPs at each site, the estimated apportionment of costs among all PRPs and the financial ability and commitment of each to pay its expected share.
  Management has estimated that the company's probable liability for the remediation of Superfund sites at December 31, 1996 was $15 million, which has been accrued. In addition, receivables of $17 million for probable third-party recoveries have been recorded related to these sites. Other recoveries for past expenditures are possible since Dow has numerous insurance policies secured from many carriers at various times that may provide coverage at different levels for environmental liabilities. The company is currently involved in litigation to determine the scope and extent of such coverage. Dow has not recorded any receivables for these possible recoveries.
  In addition to the Superfund-related liability referenced above, Dow had an accrued liability of $250 million at December 31, 1996 representing the total probable costs that the company could incur related to the remediation of current or former Dow-owned sites. The company had not recorded as a receivable any third-party recovery related to these sites.

  In total, Dow's accrued liability for probable environmental remediation and restoration costs was $265 million at December 31, 1996, as compared with $275 million at the end of 1995. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to twice that amount.
  The amounts charged to income on a pretax basis related to environmental remediation totaled $60 million in 1996, $89 million in 1995 and $64 million in 1994. Capital expenditures for environmental protection were $80 million in 1996, $80 million in 1995 and $103 million in 1994 and they are currently projected at $100 million in 1997 and $100 million in 1998.
  It is the opinion of the company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the company's consolidated financial statements.

Capital Expenditures
Capital spending for the year was $1.3 billion, down 5 percent from $1.4 billion in 1995 and up 14 percent from $1.2 billion in 1994. Capital spending in 1994 included spending in pharmaceuticals of $109 million. In 1996, approximately 34 percent of the company's capital expenditures was directed toward additional capacity for new and existing products, while about 8 percent was committed to projects related to environmental protection, safety and loss prevention, and industrial hygiene. The remaining capital was utilized to maintain the company's existing asset base, including projects related to productivity improvements, energy conservation and facilities support. Major projects underway during 1996 included a new facility in Harbor Beach in the U.S. to produce Tracer insect control product; tie-ins to a new energy co-generation facility in Terneuzen, the Netherlands; a new aniline facility in Boehlen, Germany; an expansion of the VCM facilities in Fort Saskatchewan, Canada; and a membrane chlorine expansion in Stade, Germany. Because the company designs and builds most of its capital projects in-house, it had no major capital commitments, other than for the purchase of materials from fabricators.

Liquidity and Capital Resources
Operating activities provided $3.4 billion in cash in 1996, as compared with $3.3 billion in 1995 and $2.7 billion in 1994 (see the Consolidated Statements of Cash Flows). The items affecting operating activities are discussed in the operating income and net income analyses. Investing activities used $2.2 billion cash in 1996, provided $2.9 billion in 1995 and used $1.3 billion in 1994. The difference of $5.1 billion cash between 1995 and 1996 was due to the sale of the pharmaceutical businesses in 1995. This sale of Marion Merrell Dow Inc. (MMDI) to Hoechst A.G. in 1995 for $5.1 billion had a very positive effect on the liquidity and capital resources of the company.
  Total working capital at year-end was $3.8 billion versus $5.0 billion at the end of 1995. Cash, cash equivalents, marketable securities and interest-bearing deposits decreased by $1.1 billion, which can be attributed to the company's ongoing share repurchase program. Inventories and trade receivables increased $323 million in 1996. Days-sales-in-inventory, however, were down 3 days to 87 days, versus 90 days in 1995 and increased 7 days versus 80 days in 1994. Days-sales-outstanding-in-receivables were 45 days, 47 days and 52 days for 1996, 1995 and 1994, respectively.
  Short-term borrowings at December 31, 1996 were $665 million, an increase of $342 million from year-end 1995. Long-term debt due within one year increased $232 million to $607 million at the end of 1996 compared with $375 million at the end of 1995. Long-term debt due in 1997 will be funded by operating cash flows. Accounts payable increased by $74 million to $2.3 billion and income taxes payable decreased $224 million during the year.
  Long-term debt was $4.2 billion, a decrease of $509 million from year-end 1995. During the year, $298 million of new long-term debt was incurred while $733 million was transferred to long-term debt due within one year. $586 million of long-term debt was retired during 1996.
  Total debt was $5.5, $5.4 and $6.6 billion at December 31, 1996, 1995 and 1994, respectively. Net debt, which equals total debt less cash, cash equivalents, marketable securities and interest-bearing deposits, was $3.2, $2.0 and $5.4 billion at December 31, 1996, 1995 and 1994, respectively. The debt to total capitalization ratio decreased to 35 percent at year-end 1996 from 36 percent at the end of 1995 and 38 percent at the end of 1994.
  In 1995 and 1996, the Board of Directors authorized the repurchase of the company's common stock. Due to the cash received from the sale of the pharmaceutical businesses and the continued strong cash flow provided by operating activities, $1.2 billion worth of common stock was purchased in 1996 and $2.1 billion in 1995 versus $38 million in 1994 (see Note L to the Financial Statements).
  The company has unused and available credit facilities with various U.S. and foreign banks totaling $1.9 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.4 billion are available for use by foreign subsidiaries.
  At December 31, 1996, there was a total of $1.4 billion in available SEC registered debt securities between Dow and Dow Capital plc., a wholly owned subsidiary, and 50 billion in available Japanese yen (approximately $430 million) registered with Japan's Ministry of Finance.

  Minority interest in subsidiary companies increased during the year from $1.8 billion in 1995 to $2.1 billion at the end of 1996, mainly as a result of acquisitions as discussed in Note C to the Financial Statements.
  The company's strong position of $2.3 billion in cash, cash equivalents, marketable securities and interest-bearing deposits, will support its involvement in new acquisitions and joint ventures (see Note C to the Financial Statements). Cash may also be required to redeem the partners' capital accounts in DowBrands L.P.; either the company or the outside investors can make this event occur (see Note K to the Financial Statements). In addition, Eli Lilly holds a put option which could require the company to purchase Eli Lilly's 40 percent interest in DowElanco (see Note Q to the Financial Statements).

Subsequent Event
Dow announced on February 18, 1997 that it has agreed, subject to regulatory approvals, to the merger of Destec Energy, Inc. and NGC Corporation. More than 80 percent of Destec's shares (45 million) are currently held by Dow. Under the agreement, NGC will acquire Destec for $21.65 in cash for each outstanding share of Destec common stock. Following the merger, Destec will become a wholly owned subsidiary of NGC.
  This action is consistent with Dow's strategy to maximize shareholder value through the divestment of assets that do not fit its long-term strategic objectives. Destec is a major, worldwide independent power developer, producer, and marketer which will fit strategically with NGC's existing energy focus. Dow plans to use the majority of the proceeds from this sale for continued stock repurchases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Responsibility for Financial Statements and Independent Auditors' Report

---------------------------------------------------------------------------
Management Statement of Responsibility
The management of The Dow Chemical Company and its subsidiaries prepared the accompanying consolidated financial statements, and has responsibility for their integrity, objectivity and freedom from material misstatement or error. These statements were prepared in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the financial statements. The Board of Directors, through its Audit Committee, assumes an oversight role with respect to the preparation of the financial statements.
   Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. Management has established and maintains an internal control structure that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting.
  The internal control structure provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors internal controls for compliance. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements.
  Deloitte & Touche LLP, independent auditors, with direct access to the Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company, and their report follows.
  Management has considered recommendations from the internal auditors and Deloitte & Touche LLP concerning the internal control structure and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management further believes the controls are adequate to accomplish the objectives discussed herein.
---------------------------------------------------------------------------
Independent Auditors' Report

To the Stockholders and Board of Directors of The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Midland, Michigan
February 12, 1997


                                  -24-

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

In millions, except for per share amounts               1996    1995    1994
----------------------------------------------------------------------------
Net Sales                                            $20,053 $20,200 $16,742
Operating Costs and Expenses
   Cost of sales                                      14,108  13,337  12,131
   Insurance and finance company
      operations, pretax income                          (78)    (61)    (40)
   Research and development expenses                     761     808     783
   Promotion and advertising expenses                    370     416     411
   Selling and administrative expenses                 1,766   1,771   1,594
   Amortization of intangibles                            39      38      43
   -------------------------------------------------------------------------
   Total operating costs and expenses                 16,966  16,309  14,922
----------------------------------------------------------------------------
Operating Income                                       3,087   3,891   1,820
----------------------------------------------------------------------------
Other Income (Expense)
   Equity in earnings of
       20%-50% owned companies                            66      70      29
   Interest expense and amortization of debt discount   (494)   (434)   (362)
   Interest income and foreign exchange-net              286     289      98
   Net loss on investments                                 -    (330)    (42)
   Sundry income-net                                     343      43      83
   -------------------------------------------------------------------------
   Total other income (expense)                          201    (362)   (194)
----------------------------------------------------------------------------
Income before Provision for Taxes
 on Income and Minority Interests                      3,288   3,529   1,626
----------------------------------------------------------------------------
Provision for Taxes on Income                          1,187   1,442     654
----------------------------------------------------------------------------
Minority Interests' Share in Income                      194     196     200
----------------------------------------------------------------------------
Preferred Stock Dividends                                  7       7       7
----------------------------------------------------------------------------
Income from Continuing Operations                      1,900   1,884     765
Discontinued Operations
   Income from pharmaceutical businesses,
    net of taxes on income                                 -      18     166
   Gain on sale of pharmaceutical businesses,
    net of taxes on income                                 -     169       -
----------------------------------------------------------------------------
Net Income Available for Common Stockholders          $1,900  $2,071    $931
----------------------------------------------------------------------------
Average Common Shares Outstanding                      246.3   268.2   276.1
----------------------------------------------------------------------------
Earnings per Common Share from Continuing Operations   $7.71   $7.03   $2.77
Earnings per Common Share                              $7.71   $7.72   $3.37
Common Stock Dividends Declared per Share              $3.00   $2.90   $2.60
----------------------------------------------------------------------------

See Notes to Financial Statements.

                                  -25-


The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                 December 31
In millions                                                     1996    1995
----------------------------------------------------------------------------
   Assets
----------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                  $1,903  $2,839
   Marketable securities and interest-bearing deposits           399     611
   Accounts and notes receivable:
      Trade (less allowance for doubtful receivables-
              1996, $71; 1995, $53)                            2,985   2,729
      Other                                                    1,411   1,380
   Inventories:
      Finished and work in process                             2,267   2,197
      Materials and supplies                                     548     551
   Deferred income tax assets-current                            317     247
   -------------------------------------------------------------------------
   Total current assets                                        9,830  10,554
----------------------------------------------------------------------------
Investments
   Capital stock at cost plus equity in accumulated
      earnings of 20%-50% owned companies                      1,387     848
   Other investments                                           2,060   1,558
   Noncurrent receivables                                        437     314
   -------------------------------------------------------------------------
   Total investments                                           3,884   2,720
----------------------------------------------------------------------------
Property
   Property                                                   23,737  23,218
   Less accumulated depreciation                              15,253  15,105
   -------------------------------------------------------------------------
   Net property                                                8,484   8,113
----------------------------------------------------------------------------
Other Assets
   Goodwill (net of accumulated amortization-
              1996, $177; 1995, $177)                            899     658
   Deferred income tax assets-noncurrent                         669     779
   Deferred charges and other assets                             907     758
   -------------------------------------------------------------------------
   Total other assets                                          2,475   2,195
----------------------------------------------------------------------------
Total Assets                                                 $24,673 $23,582
----------------------------------------------------------------------------

See Notes to Financial Statements.
                                  -26-



The Dow Chemical Company and Subsidiaries

                                                                December 31
In millions, except for share amounts                           1996    1995
----------------------------------------------------------------------------
   Liabilities and Stockholders' Equity
----------------------------------------------------------------------------
Current Liabilities
   Notes payable                                                $665    $323
   Long-term debt due within one year                            607     375
   Accounts payable:
      Trade                                                    1,596   1,529
      Other                                                      724     717
   Income taxes payable                                          567     791
   Deferred income tax liabilities-current                        64      55
   Dividends payable                                             184     192
   Accrued and other current liabilities                       1,597   1,619
   -------------------------------------------------------------------------
   Total current liabilities                                   6,004   5,601
----------------------------------------------------------------------------
Long-Term Debt                                                 4,196   4,705
----------------------------------------------------------------------------
Other Noncurrent Liabilities
   Deferred income tax liabilities-noncurrent                  1,005     659
   Pension and other postretirement benefits-noncurrent        1,896   1,880
   Other noncurrent obligations                                1,493   1,260
   -------------------------------------------------------------------------
   Total other noncurrent liabilities                          4,394   3,799
----------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                      2,091   1,775
----------------------------------------------------------------------------
Temporary Equity
   Temporary equity-other                                          -     313
   Preferred stock (authorized 250,000,000 shares of $1.00 par value each; issued Series A-1996: 1,482,309; 1995:
     1,521,175) at redemption value                              128     131
   Guaranteed ESOP obligation                                    (94)   (103)
   -------------------------------------------------------------------------
   Total temporary equity                                         34     341
----------------------------------------------------------------------------
Stockholders' Equity
   Common stock (authorized 500,000,000 shares of $2.50 par
      value each; issued 1996 and 1995: 327,125,854)             818     818
   Additional paid-in capital                                    307     315
   Retained earnings                                          11,323  10,159
   Unrealized gains on investments                               192      62
   Cumulative translation                                       (363)   (349)
   Minimum pension liability                                     (22)      -
   Treasury stock, at cost (shares 1996: 85,986,616;
      1995: 76,168,614)                                       (4,301) (3,644)
   -------------------------------------------------------------------------
   Net stockholders' equity                                    7,954   7,361
----------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                   $24,673 $23,582
----------------------------------------------------------------------------

See Notes to Financial Statements.
                                  -27-


The Dow Chemical Company and Subsidiaries
Consolidated Statements of Stockholders' Equity

In millions                                             1996    1995    1994
----------------------------------------------------------------------------
Common Stock
   Balance at beginning and end of year                 $818    $818    $818
----------------------------------------------------------------------------
Additional Paid-in Capital
   Balance at beginning of year                          315     326     366
   Issuance of treasury stock at less than cost          (21)    (27)    (40)
   Proceeds from sales of put options                     13      16       -
   -------------------------------------------------------------------------
   Balance at end of year                                307     315     326
----------------------------------------------------------------------------
Retained Earnings
   Balance at beginning of year                       10,159   8,857   8,645
   Net income                                          1,907   2,078     938
   Common stock dividends declared                      (736)   (769)   (719)
   Preferred stock dividends declared                     (7)     (7)     (7)
   -------------------------------------------------------------------------
   Balance at end of year                             11,323  10,159   8,857
----------------------------------------------------------------------------
Unrealized Gains (Losses) on Investments
   Balance at beginning of year                           62     (21)    105
   Unrealized gains (losses)                             130      83    (126)
   -------------------------------------------------------------------------
   Balance at end of year                                192      62     (21)
----------------------------------------------------------------------------
Cumulative Translation
   Balance at beginning of year                         (349)   (330)   (304)
   Translation adjustments                               (14)    (19)    (26)
   -------------------------------------------------------------------------
   Balance at end of year                               (363)   (349)   (330)
----------------------------------------------------------------------------
Minimum Pension Liability
   Balance at beginning of year                            -       -       -
   Adjustments                                           (22)      -       -
   -------------------------------------------------------------------------
   Balance at end of year                                (22)      -       -
----------------------------------------------------------------------------
Treasury Stock
   Balance at beginning of year                       (3,644) (1,438) (1,596)
   Purchases                                          (1,243) (2,115)    (38)
   Reclassification related to put options               313    (313)      -
   Issuance to employees and employee plans              273     222     196
   -------------------------------------------------------------------------
   Balance at end of year                             (4,301) (3,644) (1,438)
----------------------------------------------------------------------------
Net Stockholders' Equity                              $7,954  $7,361  $8,212
----------------------------------------------------------------------------

See Notes to Financial Statements.
                                  -28-


The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
In millions                                              1996   1995    1994
----------------------------------------------------------------------------
Operating Activities
   Income from Continuing Operations                  $1,900  $1,884    $765
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                   1,298   1,442   1,302
       Provision for deferred income tax                 306     268      41
       Undistributed earnings of 20%-50%
         owned companies                                 (29)    (35)    (17)
       Minority interests' share in income               194     196     200
       Net loss on investments                             -     330      42
       Net gain on sales of property                     (11)    (24)    (73)
       Other net                                         (67)    (99)    (69)
   Changes in assets and liabilities that
     provided (used) cash:
       Accounts receivable                               (53)   (311)   (612)
       Inventories                                       123    (369)   (245)
       Accounts payable                                  (54)     15     456
       Other assets and liabilities                     (208)    (40)    689
   Operating activities related to
      discontinued operations                              -      84     250
   -------------------------------------------------------------------------
   Cash provided by operating activities               3,399   3,341   2,729
----------------------------------------------------------------------------
Investing Activities
   Purchases of property                              (1,344) (1,417) (1,074)
   Proceeds from sales of property                       126     107     108
   Purchases of consolidated companies                  (409)    (10)      -
   Proceeds from sale of pharmaceutical businesses-net     -   5,060       -
   Investments in unconsolidated affiliates             (652)   (325)    (43)
   Proceeds from sales of unconsolidated affiliates      209       -     135
   Purchases of investments                           (2,289) (2,260) (1,419)
   Proceeds from sales of investments                  2,160   1,751   1,223
   Investing activities related to
      discontinued operations                              -     (28)   (219)
   -------------------------------------------------------------------------
   Cash provided by (used in) investing activities    (2,199)  2,878  (1,289)
----------------------------------------------------------------------------
Financing Activities
   Changes in short-term notes payable                    50    (390)    (29)
   Proceeds from issuance of long-term debt              298     247     100
   Payments on long-term debt                           (586)   (951)   (340)
   Purchases of treasury stock                        (1,243) (2,115)    (38)
   Proceeds from sales of common stock                   255     158     110
   Distributions to minority interests                  (155)   (155)   (187)
   Dividends paid to stockholders                       (749)   (766)   (723)
   Financing activities related to
      discontinued operations                              -      16    (170)
   -------------------------------------------------------------------------
   Cash used in financing activities                  (2,130) (3,956) (1,277)
----------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                   (6)      7      (1)
----------------------------------------------------------------------------
Summary
   Increase (decrease) in cash and cash equivalents     (936)  2,270     162
   Cash and cash equivalents at beginning of year      2,839     569     407
   -------------------------------------------------------------------------
   Cash and cash equivalents at end of year           $1,903  $2,839    $569
----------------------------------------------------------------------------
See Notes to Financial Statements.
                                  -29-


                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------


In millions, except for share amounts
---------------------------------------------------------------------------

Table of Contents
                                                                       Page
A    Summary of Significant Accounting Policies                         30
B    Accounting Change                                                  32
C    Acquisitions and Divestitures                                      32
D    Taxes on Income                                                    34
E    Inventories                                                        35
F    Related Company Transactions                                       35
G    Property                                                           35
H    Leased Properties                                                  35
I    Notes Payable, Long-Term Debt and Available Credit Facilities      36
J    Financial Instruments                                              38
K    Limited Partnerships                                               40
L    Stockholders' Equity                                               40
M    Stock Compensation Plans                                           41
N    Redeemable Preferred Stock                                         42
O    Pension Plans                                                      43
P    Other Postretirement Benefits                                      44
Q    Commitments and Contingent Liabilities                             45
R    Supplementary Information                                          47
S    Industry Segments and Geographic Areas                             47


A  Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries (the Company) include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. Investments in companies 20%-50% owned (related companies) are accounted for on the equity basis.
  Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 1996.

Use of Estimates in Financial Statement Preparation
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

Earnings per Common Share
The calculation of earnings per share is based on the weighted average number of common shares outstanding during the applicable period.

Cash and Cash Equivalents
Cash and cash equivalents include time deposits and readily marketable securities with original maturities of three months or less.

Foreign Currency Translation
The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency, and the effects of exchange rate changes on transactions designated as hedges of net foreign investments, are included as a separate component of stockholders' equity. Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income currently.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------

A  Summary of Significant Accounting Policies (Continued)

Financial Instruments
Interest differentials on swaps and forward rate agreements designated as hedges of exposures to interest rate risk are recorded as adjustments to expense over the contract periods. Premiums for early termination of interest derivatives designated as hedges are amortized as adjustments to expense over the original contract periods. Interest derivatives not designated as hedges are marked-to-market at the end of each accounting period.
  Forward points on foreign exchange forward contracts designated as hedges of foreign exchange risk are amortized over the lives of the contracts. Foreign exchange contracts not designated as hedges are marked-to-market at the end of each accounting period.
  The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options, swaps, etc.), the Company uses standard pricing models which take into account the present value of estimated future cash flows. Investments in debt and marketable equity securities are classified as either Trading, Available-for-Sale or Held-to-Maturity. Investments classified as Trading are reported at fair value with unrealized gains and losses included in income. Investments classified as Available-for-Sale are reported at fair value with unrealized gains and losses recorded in a separate component of stockholders' equity. Investments classified as Held-to-Maturity are recorded at amortized cost.
  The cost of investments sold is determined by specific identification.

Property, Investments and Other Assets
Land, buildings and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is generally provided using the declining balance method. Fully depreciated assets are retained in property and depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts and the net amounts, less proceeds from disposal, are charged or credited to income.
  The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities acquired is shown as goodwill, which is amortized on a straight-line basis over its estimated useful life with a maximum of 40 years.
  The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Inventories
Inventories are stated at the lower of cost or market. The method of determining cost is used consistently from year to year at each subsidiary and varies among the last-in, first-out (LIFO) method; the first-in, first-out (FIFO) method; and the average cost method.

Environment
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are generally included in the balance sheet as "Other noncurrent obligations" at undiscounted amounts. Accruals for related insurance or other third party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized, and are included in the balance sheet as "Noncurrent receivables."
  Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and cleanup are charged to expense.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------

A  Summary of Significant Accounting Policies (Continued)

Taxes on Income
The Company accounts for taxes on income using the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.
  Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.
  Certain countries provide tax incentives which are granted to encourage new investment. Generally, such tax incentives are credited to income as earned.

B  Accounting Change

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123 (Accounting for Stock-Based Compensation), the Company has continued to apply Accounting Principles Board (APB) Opinion No. 25 (Accounting for Stock Issued to Employees) and has included disclosures of the pro forma impact on net income of the application of the fair value based method of accounting (see Note M).
  In 1996, the Company adopted SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of), which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this new standard had no material impact on the Company's financial statements.
  In May 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 96-11 (Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by SFAS No. 115). As a result, the Company began to account for its warrants to purchase 7.5 million shares of Schlumberger Limited stock at fair value as available-for-sale securities. The impact of adopting this consensus was to increase the carrying value of the warrants by $136, in the quarter of adoption, with a corresponding increase in "Unrealized gains on investments" in Stockholders Equity (net of deferred taxes of $52).

C  Acquisitions and Divestitures

In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (referred to herein as BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995 with legal closing anticipated during the first half of 1997. The Company will include the financial results of BSL effective with the legal closing date.
  On closing, the Company will acquire 80 percent ownership in BSL for an investment of approximately $200. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $160. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities.
  The Company intends to build several new facilities at the BSL sites including Dowlex linear low density polyethylene, polypropylene, aniline and acrylic acid plants, and to upgrade the chlorine plant and steam cracker. A multi-feedstock liquid pipeline is being constructed from the port of Rostock to the Boehlen site, as well as harbor facilities, terminals and pump stations. As part of the restructuring, several facilities at BSL are being closed and demolished.
  In December 1995, a Company-controlled consortium acquired the shares owned by the Argentine government of Petroquimica Bahia Blanca
(PBB) and Indupa for $358. The consortium, in 1996, sold Indupa and purchased Polisur S.A. This series of transactions resulted in the consortium owning PBB (a leading ethylene producer) and Polisur (a polyethylene manufacturer). The net investment by the Company was approximately $382.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------

C  Acquisitions and Divestitures (Continued)

  In January 1996, the Company and The Hartford Steam Boiler
Inspection and Insurance Company (HSB) formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC. The new company provides environmental, information technology and strategic chemical management services to industries and governments worldwide. The book value of the net assets transferred by the Company was $33. HSB holds a put option requiring the Company to purchase HSB's interest in Radian International LLC during 1998 for approximately $150.
  In January 1996, the Company acquired an 80 percent share in EniChem's INCA International SpA subsidiary, a producer of polyethylene terephthalate (PET) resin and its major precursor, purified terephthalic acid (PTA). The investment by the Company was $155.
  In January 1996, DowElanco, a 60 percent owned joint venture, entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158, acquired approximately a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to over 50 percent.
  In April 1996, the Company and E.I. duPont de Nemours and Company formed, through the transfer of net assets and existing businesses, a 50:50 joint venture named DuPont Dow Elastomers L.L.C. The new company focuses on the discovery, development, production and sale of thermoset and thermoplastic elastomer products. The book value of the net assets transferred by the Company was $527.
  In September 1996, a consortium which includes a subsidiary of Destec Energy, Inc. (Destec) completed the acquisition of the Hazelwood Power Station, a large coal-fired power generation facility, and the adjacent Hazelwood Mine from the State of Victoria, Australia. The Destec subsidiary holds a 20 percent interest in the consortium. The investment by Destec was $164. Dow's ownership of Destec is approximately 80 percent.
  Through the sales of shares in Oasis Pipeline in June and November 1996, the Company reduced its ownership from 70 percent to 30 percent, recognizing pretax gains of $43 and $77, respectively.
  In October 1996, DowBrands Inc., a wholly owned subsidiary of the Company, and Melitta Bentz KG formed, through the transfer of net assets and existing businesses, a 35:65 joint venture named Cofresco Frischhalteprodukte GmbH & Co. KG. The new company focuses on the sale of food care products in Western Europe. The book value of the net assets transferred by the Company was $29.
  In June 1995, the Company completed the sale of its 197 million shares of Marion Merrell Dow Inc. to Hoechst A.G. for $5,069 or $25.75 per share. In addition, subsidiaries of the Company completed the sale of the Company's Latin American pharmaceutical business based in Argentina, Brazil and Mexico to Roussel Uclaf S.A. for $133. These two transactions, net of taxes on income of $382, increased the Company's second quarter of 1995 earnings by $169 or 62 cents per share. The Company's consolidated statements of income and cash flows reflect the pharmaceutical businesses as discontinued operations. Net sales of the pharmaceutical businesses were $757 for the period January 1, 1995 through March 31, 1995 and $3,273 for the year 1994. Provisions for taxes and interest expense were $36 and $77, respectively, for the 1995 period and $125 and $159 for 1994.
  In the fourth quarter of 1994, the Company recorded a pretax charge of $132 related to the pending sale of the Personal Care Business of DowBrands. The sale was completed in November 1995 to Electronic Hair Styling Inc. for $22.
  In separate transactions in 1994 and 1993, the Company sold its ownership in Magma Power Company and recognized pretax gains of $90 and $62, respectively.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------

D  Taxes on Income

Operating loss carryforwards at December 31, 1996 amounted to $697 of which $253 is subject to expiration in the years 1997 through 2001.
The remaining balances expire in years beyond 2001 or have an indefinite carryforward period.
  Tax credit carryforwards at December 31, 1996 amounted to $23 of which $14 is subject to expiration in the years 1997 through 2001. The remaining balances expire in years beyond 2001 or have an indefinite carryforward period.
  Undistributed earnings of foreign subsidiaries and related companies which are deemed to be permanently invested amounted to $3,338, $3,026 and $2,053 at December 31, 1996, 1995 and 1994, respectively. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.
  The valuation allowance increased by $77 in 1996 due primarily to the acquisition of Mycogen Corporation and an increase in the valuation allowance in Spain.

Domestic and Foreign Components of Income before Provision for
Taxes on Income and Minority Interests
                                                    1996      1995      1994
-----------------------------------------------------------------------------
Domestic                                          $1,996    $1,513   $   773
Foreign                                            1,292     2,016       853
-----------------------------------------------------------------------------
Total                                             $3,288    $3,529    $1,626
-----------------------------------------------------------------------------

Reconciliation to U.S. Statutory Rate
                                                    1996      1995      1994
-----------------------------------------------------------------------------
Taxes at U.S. statutory rate                      $1,151    $1,235      $569
Write-down of investment                               -       124         -
Adjustment of deferred taxes on basis differences     64         -         -
Amortization of nondeductible intangibles             17         2        52
Foreign rates other than 35%                          45        15       (26)
U.S. tax effect of foreign earnings and dividends    (75)        -        54
Other-net                                            (15)       66         5
-----------------------------------------------------------------------------
Total tax provision                               $1,187    $1,442      $654
-----------------------------------------------------------------------------
Effective tax rate                                  36.1%     40.9%     40.2%
-----------------------------------------------------------------------------


Provision for Taxes on Income
                              1996                      1995                       1994
----------------------------------------------------------------------------------------------------------
                   Current   Deferred   Total    Current   Deferred   Total    Current   Deferred   Total
----------------------------------------------------------------------------------------------------------
Federal               $499       $127  $  626     $  535       $112  $  647       $329        $23    $352
State and local         35         11      46        132          -     132         13          3     16
Foreign                347        168     515        507        156     663        271         15     286
----------------------------------------------------------------------------------------------------------
Total                 $881       $306  $1,187     $1,174       $268  $1,442       $613        $41    $654
----------------------------------------------------------------------------------------------------------

Deferred Tax Balances at December 31

                                                    1996       1995
--------------------------------------------------------------------
Property                                          $ (939)     $(801)
Tax loss and credit carryforwards                    220        204
Long-term debt                                       103        177
Postretirement benefit obligations                   527        596
Other accruals and reserves                          341         75
Investments                                          (77)       (75)
Inventory                                            (71)        32
Other-net                                            (94)       120
--------------------------------------------------------------------
Subtotal                                          $   10      $ 328
Less: Valuation allowance                             93         16
--------------------------------------------------------------------
Total                                             $  (83)     $ 312
--------------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
E  Inventories

The reserves required to reduce inventories from the first-in, first-out (FIFO) basis to the last-in, first-out (LIFO) basis at December 31, 1996 and 1995, amounted to $163 and $66, respectively. The inventories that were valued on a LIFO basis, principally hydrocarbon and United States (U.S.) chemical and plastics product inventories, represented 37 and 34 percent of the total inventories at December 31, 1996 and 1995, respectively.
  A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which increased pretax income by $40 in 1996, $8 in 1995 and $16 in 1994.

F  Related Company Transactions

In May 1995, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11 (see Note Q).
  The Company's investments in related companies accounted for by the equity method at December 31, 1996 and 1995 were $1,387 and $848 and exceeded the Company's equity in the net assets of these companies by $295 and $130, respectively. The excess of the Company's investments over its share of the investees' net assets is considered goodwill and is amortized over the estimated useful lives.
  Dividends received from related companies were $95 in 1996, $33 in 1995 and $15 in 1994. All other transactions with related companies, and balances due to or from related companies, were not material.
  As discussed in Note C, the Company has agreed to acquire BSL with legal closing anticipated in 1997. Economic transfer of the business operations to the Company took place in June 1995 through the privatization and various service agreements. These include a contract to manage the operations of the sites and direct the reconstruction efforts and the construction of new facilities; licensing and technological assistance agreements to provide the Company's expertise to the operations; and a marketing and sales agreement to market most of the output of BSL's operations on a commission basis.

G  Property
                                        Estimated
Property at December 31               Useful Lives
                                         (Years)        1996         1995
--------------------------------------------------------------------------
Land                                         --      $   363      $   371
Land and waterway improvements            20-25          670          678
Buildings                                 20-50        2,198        2,043
Transportation and
  construction equipment                   3-18          252          236
Machinery and equipment                    5-20       16,837       16,452
Utility and supply lines                   5-20        1,357        1,340
Office furniture and equipment             3-20          641          749
Wells and mineral reserves                10-20          416          383
Other                                      5-20           79           74
Construction in progress                     --          924          892
--------------------------------------------------------------------------
Total                                                $23,737      $23,218
--------------------------------------------------------------------------


Depreciation expense was $1,259 in 1996, $1,369 in 1995, and $1,224 in 1994. Manufacturing maintenance and repair costs were $695 in 1996, $824 in 1995, and $865 in 1994. Capitalized interest was $35 in 1996, $28 in 1995, and $66 in 1994.

H  Leased Properties

The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment under operating leases. Gas turbines at two U.S. locations are leased. In addition, an 80 percent owned U.S. subsidiary leases a 262 megawatt syngas facility and a Canadian subsidiary leases an ethylene plant. The Company has the option to purchase the ethylene plant and certain other leased equipment and buildings at the termination of the leases.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
H  Leased Properties (Continued)

  Rental expenses under operating leases were $414, $433, and $371 for 1996, 1995 and 1994, respectively. The minimum future lease commitments for all operating leases follow:

Minimum Operating Lease Commitments
------------------------------------------------
1997                                     $   279
1998                                         255
1999                                         229
2000                                         443
2001                                         298
2002 and thereafter                          691
------------------------------------------------
Total minimum lease requirements          $2,195
------------------------------------------------

I  Notes Payable, Long-Term Debt and Available Credit Facilities

Notes payable consists primarily of obligations due to banks with a variety of interest rates and maturities. The notes payable outstanding at December 31, 1996 and 1995 were $665 and $323, respectively, on which the year-end weighted average interest rates were 4.69 percent and 4.29 percent, respectively. This excludes the effects of short-term borrowings in highly inflationary countries. Included in notes payable at December 31, 1996 and 1995 were commercial paper amounts of $48 and $4, respectively.
  The average interest rate on long-term debt was 6.80 percent in 1996 compared to 6.73 percent in 1995. Annual installments on long-term debt for the next five years are as follows: 1997, $607; 1998, $316; 1999, $292; 2000, $181; 2001, $255.
  The Company had unused and available credit facilities at December 31, 1996 with various U.S. and foreign banks totaling $1,913 which required the payment of commitment fees. Additional unused credit facilities totaling $1,364 at December 31, 1996 were available for use by foreign subsidiaries. These facilities are available in support of commercial paper borrowings and working capital requirements.

Promissory Notes and Debentures at December 31

                                              1996          1995
----------------------------------------------------------------
8.25%, final maturity 1996                       -        $  150
5.75%, final maturity 1997                  $  197           197
7.38%, final maturity 2002                     145           145
9.35%, final maturity 2002                     194           194
7.13%, final maturity 2003                     148           148
8.63%, final maturity 2006                     187           187
8.55%, final maturity 2009                     139           140
9.00%, final maturity 2010                      91           125
9.20%, final maturity 2010                     181           193
6.85%, final maturity 2013                     138           138
9.00%, final maturity 2021                     219           219
8.85%, final maturity 2021                     188           188
8.70%, final maturity 2022                      95            96
7.38%, final maturity 2023                     150           150
----------------------------------------------------------------
Subtotal                                    $2,072        $2,270
----------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------
I  Notes Payable, Long-Term Debt and Available Credit Facilities (Continued)


Foreign Bonds at December 31
                                                           1996        1995
---------------------------------------------------------------------------
5.63%, final maturity 1996, German mark                       -      $  209
10.87%, final maturity 1997, British pound sterling      $  378         345
4.00%, final maturity 1998, Japanese yen                    172         194
4.75%, final maturity 1999, Swiss franc                       -         173
5.00%, final maturity 1999, German mark                     193           -
4.63%, final maturity 2000, Swiss franc                     111         130
6.38%, final maturity 2001, Japanese yen                    215         242
---------------------------------------------------------------------------
Subtotal                                                 $1,069      $1,293
---------------------------------------------------------------------------


Other Facilities - Various Rates and Maturities at December 31

                                                           1996        1995
---------------------------------------------------------------------------
U.S. dollar loans                                        $  164      $  126
Foreign currency loans                                      240         168
9.42%, final maturity 2004, Dow ESOP                         94         103
Medium-term notes, final maturity 2022                      370         380
Pollution control/industrial revenue bonds,
 final maturity 2024                                        806         781
Unexpended construction funds                                (4)         (4)
Capital lease obligations                                     7          11
---------------------------------------------------------------------------
Subtotal                                                 $1,677      $1,565
---------------------------------------------------------------------------


Long-Term Debt at December 31
                                                           1996        1995
---------------------------------------------------------------------------
Promissory notes and debentures                          $2,072      $2,270
Foreign bonds                                             1,069       1,293
Other facilities                                          1,677       1,565
Less unamortized debt discount                              (15)        (48)
Less long-term debt due within one year                    (607)       (375)
---------------------------------------------------------------------------
Long-term debt                                           $4,196      $4,705
---------------------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
J  Financial Instruments


Fair Value of Financial Instruments at December 31

                                          1996                               1995
------------------------------------------------------------------------------------------------
                               Cost   Gain   Loss Fair Value      Cost   Gain   Loss Fair Value
------------------------------------------------------------------------------------------------
Investments:
 Interest-bearing deposits  $   250      -      -    $   250   $   571      -       -   $   571
 Marketable securities:
   Debt securities            3,012   $ 20  $  (5)     3,027     3,603  $  38   $  (1)    3,640
   Equity securities            319    129    (12)       436       367    100     (33)      434
   Other                        280    236      -        516       262     26       -       288
   Total investments        $ 3,861   $385  $ (17)   $ 4,229   $ 4,803  $ 164     (34)  $ 4,933
------------------------------------------------------------------------------------------------
Long-term debt              $(4,196)     -  $(369)   $(4,565)  $(4,705)     -   $(442)  $(5,147)
------------------------------------------------------------------------------------------------
Derivatives relating to:
 Foreign currency                 -   $113  $ (71)   $    42         -  $  48   $ (46)  $     2
 Interest rates                   -      8    (26)       (18)        -     23     (53)      (30)
 Cross-currency swaps             -      3    (29)       (26)        -      1    (161)     (160)
------------------------------------------------------------------------------------------------
The cost approximates the fair value for all other financial instruments.


Investments
Total investments at December 31, 1996 and 1995 included cash equivalents of $1,770 and $2,738, marketable securities and interest-bearing deposits of $399 and $611, and other investments of $2,060 and $1,558, respectively.
  The proceeds from sales of available-for-sale securities were $2,085 and $1,292 and the sales resulted in gross realized gains of $129 and $61 and losses of $33 and $20 in 1996 and 1995, respectively.
  The Company's investments in marketable securities are primarily classified as available-for-sale. Maturities for the substantial majority of debt securities were less than five years at December 31, 1996 and 1995.

Foreign Currency Risk Management
The Company's global operations require active participation in the foreign exchange markets. The Company enters into foreign exchange forward contracts and options to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets and liabilities denominated in foreign currency in Europe, Asia Pacific and Canada; bonds denominated in foreign currency; and economic exposure derived from the risk that currency fluctuations could affect the dollar value of future cash flows at the operating income level. The primary business objective of the activity is to optimize the U.S. dollar value of the Company's assets, liabilities and future cash flows with respect to exchange rate fluctuations. Hedging is done on a net exposure basis. Namely, assets and liabilities denominated in the same currency are netted and only the net balance is hedged.
  At December 31, 1996 and 1995, the Company had forward contracts outstanding with various expiration dates (primarily in January of the next year) to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $7,442 and $5,805, respectively. The unrealized gains or losses on these contracts, based on the foreign exchange rates at December 31, 1996 and 1995, were gains of $42 and $2, respectively.
  At December 31, 1996 and 1995, the Company had cross-currency swaps outstanding with notional principal amounts of $1,356 and $2,247, respectively. The $3 in gains and $29 in losses in 1996 and the $1 in gains and $161 in losses in 1995 related to cross-currency swaps. These were primarily recognized in income in "Interest income and foreign exchange-net" and offset the gains and losses from the assets and liabilities being hedged.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
J  Financial Instruments (Continued)

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs, diversifying sources of funding or altering interest rate exposure. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed upon notional principal amount.
  The notional principal amounts on all types of interest derivative contracts at December 31, 1996 and 1995 totaled $3,469 and $3,455 with a weighted average remaining life of 3.0 and 2.7 years, respectively. Interest rate derivatives representing hedges of debt-related exposures resulted in unrealized gains of $7 and $19 and losses of $23 and $50 in 1996 and 1995, respectively.

Interest Derivatives at December 31, 1996

                             Notional                  Weighted Average Rate
                                                       ---------------------
                              Amount     Maturities    Receive           Pay
----------------------------------------------------------------------------
Receive fixed hedge           $1,175     1997-2004       6.5%           5.3%
Receive floating hedge         1,426     1997-2009       5.7%           7.2%
Other                            868     1997-2003         -              -
----------------------------------------------------------------------------


Interest Derivatives at December 31, 1995

                             Notional                  Weighted Average Rate
                                                       ---------------------
                              Amount     Maturities    Receive           Pay
----------------------------------------------------------------------------
Receive fixed hedge           $1,282     1996-2003       6.5%           5.9%
Receive floating hedge         1,507     1996-2004       5.9%           7.0%
Other                            666     1996-2005         -              -
----------------------------------------------------------------------------

  The Company's risk management program for both foreign currency and interest rate risk is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times. The Company uses value at risk and stress tests to monitor risk. Because the counterparties to these contracts are major international financial institutions, credit risk arising from these contracts is not significant and the Company does not anticipate any such losses. The net cash requirements arising from risk management activities are not expected to be material. The Company's overall financial strategies and impacts from using derivatives in its risk management program are reviewed periodically with the Finance Committee of the Company's Board of Directors and revised as market conditions dictate.
  The Company's global orientation in diverse businesses with a large number of diverse customers and suppliers minimizes concentrations of credit risk. No concentration of credit risk existed at December 31, 1996.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
K  Limited Partnerships

In December 1991, three wholly owned subsidiaries of the Company contributed assets with an aggregate market value of $2 billion to DowBrands L.P., a newly formed Delaware limited partnership. Outside investors made cash contributions of $45 in December 1991 and $855 in June 1992 in exchange for an aggregate 31 percent limited partner interest in DowBrands L.P.
  In April 1993, three wholly owned subsidiaries of the Company contributed assets with an aggregate fair value of $977 to Chemtech Royalty
Associates L.P. (Chemtech), a newly formed Delaware limited partnership. In August and October 1993, outside investors acquired limited partner interests in Chemtech totaling 20 percent in exchange for $200.
  The two partnerships (DowBrands L.P. and Chemtech) are separate and distinct legal entities from the Company and its affiliates and have separate assets, liabilities, businesses and operations. Each partnership has as a general partner, a wholly owned subsidiary of the Company, which directs business activities and has fiduciary responsibilities to the partnership and its other members.
  The outside investors in each partnership receive a cumulative annual priority return on their investments and participate in residual earnings. The annual priority return is $68 and $14 for DowBrands L.P.
and Chemtech, respectively.
  The partnerships will not terminate unless a termination or liquidation event occurs. The DowBrands L.P. outside investors may cause such an event to occur at any time. The Chemtech outside investors may cause such an event to occur in the year 2000. In addition, the partnership agreements provide for various windup provisions wherein subsidiaries of the Company may purchase at any time the limited partnership interests of the outside investors. Upon windup, liquidation or termination, the partners' capital accounts will be redeemed at current fair values.
  For financial reporting purposes, the assets (other than intercompany loans, which are eliminated), liabilities, results of operations and cash flows of the partnerships and subsidiaries are included in the Company's consolidated financial statements and outside investors' limited partnership interests are reflected as minority interests.
  Supplemental contractual disclosures required by the partnership agreements are contained within Note R to the Financial Statements of the December 31, 1993 Form 10-K of The Dow Chemical Company.

L  Stockholders' Equity

In 1989, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 18,000,000 shares of the Company's common stock. In August 1995, the purchases under this authorization were completed.
  In 1995, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 25,000,000 shares of the Company's common stock. In July 1996, the purchases under this authorization were completed.
  In 1996, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 20,000,000 shares of the Company's common stock. At December 31, 1996, the number of shares purchased under this authorization was 4,814,159. From time to time, the Company utilizes options as part of its stock repurchase program. The Company's potential repurchase obligation related to these options is reclassified from stockholders' equity to temporary equity.
  The number of treasury shares purchased was 14,926,000 in 1996, 29,188,000 in 1995, and 591,000 in 1994. The number of treasury shares issued to employees under option and purchase programs was 5,108,000 in 1996, 3,022,000 in 1995, and 2,836,000 in 1994. The number of treasury shares contributed to the U.S. pension plan for funding future retiree health care benefits, through a 401(h) account, was 391,000 in 1994.
  There are no significant restrictions limiting the Company's ability to pay dividends.
  Gross undistributed earnings of 20%-50% owned companies included in retained earnings were $123 and $95 at December 31, 1996 and 1995, respectively.
  In calculating earnings per common share, no adjustment was made for common shares issuable under award, option and stock purchase plans, or conversion of preferred shares issued, because there would be no material dilution.

Reserved Treasury Stock at December 31

Shares (000)                      1996      1995      1994
----------------------------------------------------------
Stock option plans              14,162    16,735    16,517
Employees' stock purchase plan     878     1,083       894
----------------------------------------------------------
Total shares reserved           15,040    17,818    17,411
----------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
M  Stock Compensation Plans

At December 31, 1996 the Company had Board authorized stock-based compensation plans under which shares or options could be granted to employees and outside directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 ( Accounting for Stock Issued to Employees). Given the terms of the Company's plans, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.
  The Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123 (Accounting for Stock-Based Compensation). For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a binomial option-pricing model using the following weighted average assumptions: dividend yield of 4 percent; expected volatility of 16.12 percent; risk-free interest rate of 6.35 percent; and expected lives of seven years for the fixed stock option plans and
0.83 years for the Stock Purchase Plan. The effects of using the fair value method of accounting are indicated in the pro forma amounts below:

                                            1996       1995       1994
                                          ----------------------------
Net Income available for    As reported   $1,900     $2,071       $931
Common Stockholders         Pro forma      1,873      2,039        902

Earnings per Common Share   As reported    $7.71      $7.72      $3.37
                            Pro forma       7.61       7.60       3.27


Fixed Stock Option Plans
Under the 1988 Award and Option Plan, the Company may grant options or shares of common stock to its employees subject to certain annual restrictions. Under the 1994 Option Plan, the Company may grant up to 100,000 options or shares of common stock to outside directors. Under both plans, the terms are fixed at the grant date. At December 31, 1996 there were 871,892 shares available for grant under the 1988 Plan and 90,700 shares available for grant under the 1994 Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options under the 1988 Plan vest after one year; those under the 1994 Plan vest after three years.


                               1996              1995              1994
----------------------------------------------------------------------------
                          Share Exercise    Share Exercise    Share Exercise
                           (000)   Price     (000)   Price     (000)   Price
----------------------------------------------------------------------------
Outstanding at
  beginning of year      15,020   $59.13    14,735  $56.42    14,063  $53.68
Granted                   1,859    75.38     2,681   67.75     2,634   65.10
Exercised                (4,682)   57.25    (2,354)  51.93    (1,865)  47.84
Forfeited/Expired          (213)   42.45       (42)  61.21       (97)  59.70
Outstanding at end
  of year                11,984   $62.69    15,020  $59.13    14,735  $56.42
----------------------------------------------------------------------------
Exercisable at end
  of year                10,151   $60.42    12,373  $57.31    12,189  $54.55
Weighted average fair
  value of options
  granted during the year         $14.19            $12.88            $12.13

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
M  Stock Compensation Plans (Continued)


Fixed options outstanding at December 31, 1996:

                                     Options Outstanding                   Options Exercisable
----------------------------------------------------------------------------------------------

              Range of       Number         Remaining     Exercise        Number     Exerecise
        Exercise Price  Outstanding  Contractual Life        Price   Exercisable         Price
                              (000)                                        (000)
----------------------------------------------------------------------------------------------
      $41.00 to $53.00        1,892        5.33 years       $49.51         1,892        $49.51
      $53.01 to $60.00        2,924        4.64 years        57.94         2,924         57.94
      $60.01 to $67.00        2,967        5.78 years        63.86         2,953         63.85
      $67.01 to $76.00        4,201        8.51 years        71.11         2,382         67.89
----------------------------------------------------------------------------------------------
Total $41.00 to $76.00       11,984        6.39 years       $62.69        10,151        $60.42
---------------------------------------------------------------------------------------------

Stock Purchase Plan
Annually the Board authorizes the Employees' Stock Purchase Plan. Most employees are eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value is determined using the plan price times the number of shares subscribed to by the employee. The plan price of the stock is approximately 85 percent of the market price. Approximately 39 to 46 percent of eligible employees have participated in the plan in the last three years.

                            1996               1995               1994
----------------------------------------------------------------------------
                       Shares Exercise    Shares Exercise    Shares Exercise
                        (000)    Price     (000)    Price     (000)    Price
----------------------------------------------------------------------------
Outstanding at
  beginning of year     1,083   $55.00       894   $54.50     1,040   $45.00
Granted                 1,229    67.75     1,543    55.00     1,297    54.50
Exercised              (1,387)   57.79    (1,317)   54.67    (1,420)   47.54
Forfeited/Expired         (47)   67.75       (37)   55.00       (23)   54.50
----------------------------------------------------------------------------
Outstanding & exercisable
  at end of year          878   $67.75     1,083   $55.00       894   $54.50
----------------------------------------------------------------------------
Weighted average fair value
  of options granted
  during the year               $13.53             $10.99             $10.88


Deferred Stock Plan
The Company grants deferred stock to certain key employees. The vesting period for such grants is generally five years. After the vesting period, the shares are issued to the employee. Compensation expense equal to the fair market value of the shares on the date of the grant is generally recognized in the period of the grant. This amounted to $8, $7, and $6 for 1996, 1995, and 1994, respectively. The number of deferred shares outstanding were 1,216,000; 1,193,000 and 1,224,000 for 1996, 1995, and 1994, respectively.

N  Redeemable Preferred Stock

The Company has an employee stock ownership plan (the ESOP), which is an integral part of the Salaried Employees Savings Plan.
  The ESOP borrowed funds at a 9.42 percent interest rate with a final maturity in 2004, and used the proceeds to purchase convertible preferred stock from the Company. The preferred stock is convertible into the Company's common stock at $86.125 per common share. The dividend yield on the preferred stock is 7.75 percent of the $86.125 redemption value.
  In the event the Company consummates certain merger or consolidation transactions involving the Company's common stock, the preferred stock must be redeemed by the Company for cash at a redemption price equal to 105 percent of the $86.125 per share redemption value, plus accrued and unpaid dividends.
  The convertible preferred stock issued to the ESOP is reported as temporary equity in the Company's balance sheet. Since the Company has guaranteed the ESOP's borrowings, the principal amount of the ESOP loan is reported as long-term debt and a reduction of temporary equity in the Company's balance sheet.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
O  Pension Plans

The Company has defined benefit pension plans which cover employees in the U.S. and a number of foreign countries. The Company's funding policy is to contribute annually, at a rate that is intended to approximate a level percentage of compensation for the covered employees, to those plans where pension laws and economics either require or encourage funding.
  The U.S. funded plan covering the parent company is the largest plan. Its benefits are based on length of service and the employee's three-highest consecutive years of compensation. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.25 and 5.5 percent, respectively, for 1996 and 1995. The assumed long-term rate of return on assets was 9 percent for 1996 and 1995.
  All other pension plans used assumptions in determining the actuarial present value of the projected benefit obligations that are consistent with (but not identical to) those of the U.S. plan.
  Defined contribution plans cover employees in some subsidiaries in the U.S. and in other countries, including Australia, France, Spain, and the United Kingdom. In addition, employees in the U.S. are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation which is then matched by the Company. Contributions charged to income for defined contribution plans were $77 in 1996, $75 in 1995, and $49 in 1994.
  The net periodic pension cost for all significant defined benefit plans was as follows:

Net Periodic Pension Cost
                                                     1996      1995      1994
------------------------------------------------------------------------------
Service cost-benefits earned during the period     $  168   $   146    $  150
Interest cost on projected benefit obligation         388       374       334
Actual (return) on assets                            (864)   (1,062)      (94)
Amortization and deferred amounts                     480       686      (256)
Employee contributions to the plans                    (8)       (8)       (8)
------------------------------------------------------------------------------
Net periodic pension cost                          $  164   $   136    $  126
------------------------------------------------------------------------------

The funded status for all significant defined benefit plans was as follows:

Defined Benefit Plans at December 31

                                                 Fully Funded  Partially Funded
-------------------------------------------------------------------------------
                                                1996     1995    1996     1995
-------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
 Vested                                       $(4,406) $(4,098)  $(400)  $(372)
 Nonvested                                       (165)    (310)    (29)    (39)
-------------------------------------------------------------------------------
Accumulated benefit obligation                 (4,571)  (4,408)   (429)   (411)
Effect of projected compensation increases       (793)    (787)   (116)   (101)
-------------------------------------------------------------------------------
Projected benefit obligation for services
  rendered to date                             (5,364)  (5,195)   (545)   (512)
Plan assets at market value, primarily publicly
  traded stocks and bonds                       5,985    5,321      54      56
-------------------------------------------------------------------------------
Plan assets in excess of (less than) projected
benefit obligation                                621      126    (491)   (456)
Unrecognized transition obligation                 18       34      23      27
Unrecognized net (gains) losses                  (511)    (154)     54      19
Unrecognized prior service cost                   178      193      32      35
Additional minimum liability                        -        -     (61)    (65)
-------------------------------------------------------------------------------
Accrued pension asset (liability)             $   306  $   199   $(443)  $(440)
-------------------------------------------------------------------------------


                                  -44-


                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
---------------------------------------------------------------------------
P  Other Postretirement Benefits

The Company provides certain health care and life insurance benefits to retired employees. The Company funds most of the cost of these health care and life insurance benefits as incurred.
  The U.S. plan covering the parent company is the largest plan. The plan provides health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. For employees hired before January 1, 1993, the plan provides benefits supplemental to Medicare when retirees are eligible for these benefits. The cost of these benefits is shared by the Company and the retiree, with the Company portion increasing as the retiree has increased years of credited service. The Company portion is capped at approximately twice the 1993 cost per person. The Company has the ability to change these benefits at any time.
  For 1996, a discount rate of 7.25 percent and weighted average medical cost trend rates starting at 7.20 percent and declining to 4.60 percent in 2004 were assumed. For 1995, the discount rate assumption was 7.25 percent and the medical cost trend rate assumption was 7.52 percent declining to 4.60 percent in 2004. The assumed long-term rate of return on assets was 9 percent for 1996 and 1995. Increasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1996 by $45 and the net periodic postretirement benefit cost for the year by $4.
  All other postretirement health care and other benefit plans used assumptions in determining the actuarial present value of accumulated postretirement benefit obligations that are consistent with (but not identical to) those of the U.S. parent company plan.
  The net periodic benefit cost for all significant plans was as follows:

Net Periodic Postretirement Cost

                                                 1996      1995      1994
--------------------------------------------------------------------------
Service cost - benefits earned during the period $ 19      $ 21      $ 24
Interest cost on accumulated postretirement
  benefit obligation                               79        86        88
Actual (return) on assets                         (15)      (16)        -
Amortization and deferred amounts                 (43)      (36)      (42)
--------------------------------------------------------------------------
Net periodic postretirement cost                 $ 40      $ 55     $  70
--------------------------------------------------------------------------

  The postretirement benefit obligations for all significant plans were as follows:

Partially Funded Postretirement Plans at December 31

                                                           1996      1995
--------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                              $  (680)  $  (697)
  Fully eligible active plan participants                  (210)     (199)
  Other active plan participants                           (248)     (214)
--------------------------------------------------------------------------
Total accumulated postretirement benefit obligation (1,138) (1,110) Plan assets at market value, primarily publicly traded
  stocks and bonds                                          123       103
--------------------------------------------------------------------------
Unfunded accumulated postretirement
  benefit obligation                                     (1,015)   (1,007)
Unrecognized gain from experience favorable
  to assumptions                                           (213)     (224)
Negative prior service costs                               (279)     (312)
--------------------------------------------------------------------------
Accrued postretirement benefit liability                $(1,507)  $(1,543)
--------------------------------------------------------------------------

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
Q  Commitments and Contingent Liabilities

In January 1994, Dow Corning Corporation (Dow Corning), in which Dow is a 50 percent shareholder, announced a pretax charge of $640 ($415 after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 ($152 after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 and $441, respectively, less expected insurance recoveries of $600 and $200, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 less expected insurance recoveries of $1,200.
  As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on the Company's net income was a charge of $192 for 1993 and a charge of $70 for 1994.
  Dow Corning reported an after tax net loss of $167 for the second quarter of 1995, of which the Company's share amounted to $83. Dow Corning's second quarter loss was a result of a $221 after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code on May 15, 1995. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 for the second quarter of 1995, fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.
  On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
  The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
  Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, however, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
Q  Commitments and Contingent Liabilities (Continued)

  Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  The Company has accrued $265 at December 31, 1996, for probable environmental remediation and restoration liabilities, including $15 for the remediation of Superfund sites. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to twice that amount. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
  In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
  Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
  Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  Eli Lilly and Company (Lilly) is a 40 percent partner with the Company in DowElanco. Lilly holds a put option requiring the Company to purchase Lilly's interest in DowElanco. Lilly notified the company in September 1994 that it did not plan to exercise the put option at that time. No subsequent notification has been received.
  A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $221, $204 and $252 in 1996, 1995 and 1994, respectively.
  At December 31, 1996, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to twenty years. In general, such commitments were at prices not in excess of current market prices. The table below shows the fixed and determinable portion of the take or pay and throughput obligations:

Fixed and Determinable Portion of Obligations
--------------------------------------------------------
1997                                             $   223
1998                                                 191
1999                                                 121
2000                                                  95
2001                                                  69
2002 through expiration of contracts                 726
--------------------------------------------------------
Total                                             $1,425
--------------------------------------------------------

  In addition to the take or pay obligations at December 31, 1996, the Company had outstanding purchase commitments which range from one to eighteen years for steam, electrical power, materials, property, and other items used in the normal course of business of approximately $200. In general, such commitments were at prices not in excess of current market prices. The Company also had commitments for loan guarantees, related to Destec, of $1,282 and outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $310.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
R  Supplementary Information


Accrued and Other Current Liabilities at December 31

                                         1996     1995
------------------------------------------------------
Accrued vacations                      $  180   $  178
Employees' retirement plans               147      152
Interest payable                          123      125
Accrued payroll                           329      288
Accrued miscellaneous taxes               136      123
Insurance companies' reserves             196      192
Sundry                                    486      561
------------------------------------------------------
Total                                  $1,597   $1,619
------------------------------------------------------


Sundry Income (Expense)  - Net

                                         1996     1995     1994
----------------------------------------------------------------
Royalty income                         $   26    $  23    $  21
Gain on sales of assets and securities    249      103       58
Dividend income                            25        8       32
Other-net                                  43      (91)     (28)
----------------------------------------------------------------
Total                                  $  343    $  43    $  83
----------------------------------------------------------------


Other Supplementary Information

                                         1996     1995     1994
----------------------------------------------------------------
Cash payments for interest             $  496   $  501     $568
Cash payments for taxes on income       1,364    1,210      541
Provision for doubtful receivables         29       18        7
----------------------------------------------------------------

S  Industry Segments and Geographic Areas

The Company is a diversified, worldwide manufacturer and supplier of more than 2,400 product families, which are grouped into the following industry segments: Performance Plastics, Performance Chemicals, Plastics, Chemicals and Metals, Hydrocarbons and Energy, and Diversified Businesses and Unallocated. (For a description of the Industry Segments, see the Corporate Profile beginning on page 4, which forms an integral part of the Financial Statements.)
  The Company's wide range of products are used primarily as raw materials in the manufacture of customer products and services. Industries served by the Company include aerospace, appliance, automotive, agriculture, building and construction, chemical processing, consumer products, electronics, environmental services, furniture, housewares, insurance and finance, metalworking, oil and gas, packaging, processed foods, pulp and paper, utilities and water treatment.
  The Company operates 115 manufacturing sites in 37 countries. The Company conducts its worldwide operations through 15 global businesses which represent the aggregation of products on the basis of process technology, end-use markets and channels of distribution.
  Transfers between area and industry segments are generally valued at cost. The exception is that movements between the agricultural chemicals and consumer products businesses and the other businesses are generally valued at market-based prices.

                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Notes to Financial Statements

In millions, except for share amounts
---------------------------------------------------------------------------
S  Industry Segments and Geographic Areas (Continued)


Industry Segment Results

                                                                                                             Corporate,
                                                                                              Diversified  Discontinued
                               Performance  Performance              Chemicals  Hydrocarbons   Businesses  Operations &   Consoli-
                                  Plastics    Chemicals  Plastics   and Metals    and Energy  Unallocated  Eliminations      dated
----------------------------------------------------------------------------------------------------------------------------------
1996
Sales to unaffiliated customers     $5,337       $4,224    $3,862      $ 3,123        $2,442       $1,065            -     $20,053
Intersegment transfers                  23           15       136          766         2,703            1      $(3,644)          -
Operating income (loss)(1)           1,167          721       794          737           (57)        (275)           -       3,087
Identifiable assets                  5,212        4,173     3,437        2,878         3,308        1,474        4,191      24,673
Depreciation                           294          284       255          227           153           46            -       1,259
Capital expenditures                   266          241       114          319           362           42            -       1,344
----------------------------------------------------------------------------------------------------------------------------------
1995
Sales to unaffiliated customers     $5,369       $4,240    $3,932      $ 3,322        $2,371       $  966            -     $20,200
Intersegment transfers                  19           26       106          710         2,247            -      $(3,108)          -
Operating income (loss)(1)           1,056          670     1,475        1,136           (83)        (363)           -       3,891
Identifiable assets                  4,930        4,049     2,789        2,780         2,517        1,428        5,089      23,582
Depreciation                           294          320       327          280           104           44            -       1,369
Capital expenditures                   175          274        81          516           342           29            -       1,417
----------------------------------------------------------------------------------------------------------------------------------
1994
Sales to unaffiliated customers     $4,538       $3,672    $3,064      $ 2,471        $2,044       $  953            -     $16,742
Intersegment transfers                  18           28       104          680         2,365            -      $(3,195)          -
Operating income (loss)(1)             611          514       531          337            74         (247)           -       1,820
Identifiable assets                  4,754        3,697     3,008        2,756         2,084        1,675        8,571      26,545
Depreciation                           263          273       311          241            92           44            -       1,224
Capital expenditures                   134          253        83          152           388           64          109       1,183
----------------------------------------------------------------------------------------------------------------------------------


Geographic Area Results                                                                                   Discontinued
                                                                                                  Rest of  Operations &   Consoli-
                                                                 United States        Europe        World  Eliminations      dated
----------------------------------------------------------------------------------------------------------------------------------
1996
Sales to unaffiliated customers                                        $ 8,789        $6,351       $4,913            -     $20,053
Intersegment transfers                                                   1,790           421          547      $(2,758)          -
Operating income(1)                                                      1,234           783        1,070            -       3,087
Identifiable assets                                                     10,626         6,547        7,500            -      24,673
Gross plant properties                                                  12,667         7,236        3,834            -      23,737
Capital expenditures                                                       785           392          167            -       1,344
----------------------------------------------------------------------------------------------------------------------------------
1995
Sales to unaffiliated customers                                        $ 9,035        $6,411       $4,754            -     $20,200
Intersegment transfers                                                   1,728           515          454      $(2,697)          -
Operating Income(1)                                                      1,603         1,112        1,176            -       3,891
Identifiable assets                                                     10,127         6,914        6,541            -      23,582
Gross plant properties                                                  12,416         7,466        3,336            -      23,218
Capital expenditures                                                     1,008           295          114            -       1,417
----------------------------------------------------------------------------------------------------------------------------------
1994
Sales to unaffiliated customers                                        $ 8,093        $4,809       $3,840            -     $16,742
Intersegment transfers                                                   1,424           447          341      $(2,212)          -
Operating income(1)                                                      1,024           237          559            -       1,820
Identifiable assets                                                      9,399         5,516        4,867        6,763      26,545
Gross plant properties                                                  11,729         6,725        3,33         1,419      23,210
Capital expenditures                                                       692           234          148          109       1,183
----------------------------------------------------------------------------------------------------------------------------------

(1) The reconciliation between "Operating Income" and "Income before Provision for Taxes on Income and Minority Interests" consists of Other Income Expense)" items and can be found in the Consolidated Statements of Income on Page 25.


Quarterly Statistics


In millions, except for per share amounts      (Unaudited)
-----------------------------------------------------------------------------
1996                                1st      2nd      3rd      4th       Year
-----------------------------------------------------------------------------
Net sales                        $4,982   $5,176   $4,992   $4,903    $20,053
Operating income                    868      896      746      577      3,087
Income before taxes on income       883      939 (1)  787     679 (1)   3,288
and minority interests
Income from continuing
  operations                        476      546      469     409       1,900
Net income available for common
  stockholders                      476      546      469     409       1,900
Earnings per common share from
  continuing operations             1.92    1.69     7.71    1.90        2.20
Earnings per common share           1.92    1.69     7.71    1.90        2.20
Common stock dividends declared
  per share                         0.75    0.75     3.00    0.75        0.75

Market price range of common stock:
     High                          90.00   92.50    82.75   85.75       92.50

     Low                           68.25   76.00    69.75   77.25       68.25
-----------------------------------------------------------------------------
1995                                1st       2nd     3rd      4th       Year
-----------------------------------------------------------------------------
Net sales                        $5,205    $5,517  $4,884   $4,594    $20,200
Operating income                  1,075     1,207     946      663      3,891
Income before taxes on income
  and minority interests          1,048       832     955      694      3,529
Income from continuing
  operations                        564       334     571      415      1,884
Net income available for common
  stockholders                      582       503     571      415      2,071
Earnings per common share from
  continuing operations            2.03      1.22    2.15     1.63       7.03
Earnings per common share          2.10      1.84    2.15     1.63       7.72
Common stock dividends declared
  per share                        0.65      0.75    0.75     0.75       2.90

Market price range of common stock:
     High                         74.63     75.00   78.00    74.38      78.00

     Low                          61.38     68.00   71.63    65.50      61.38
-----------------------------------------------------------------------------
(1) Includes the sale of part of Oasis Pipeline as discussed in Note C to the Financial Statements.

See Notes to Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 1996 with the Independent Auditors.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 15, 1997, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 15, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to beneficial ownership of the common stock as of January 31, 1997, by each Director and all Directors and officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 15, 1997, and is incorporated herein by reference.
  Neither the Company nor any of its Directors or officers is aware of any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no such reportable relationships or related transactions in 1996.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)   The following documents are filed as part of this report:

          1. The Company's 1996 Consolidated Financial Statements and the Independent Auditors' Report are included in Item 8 of Part II.

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


          3. Exhibits---See the Exhibit Index on pages 54 and 55 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

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

              The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

                 3(ii) A copy of the Bylaws of The Dow Chemical Company, as re-adopted in full on February 13, 1997.

                11  Computation of Earnings per Common Share.

                21  Subsidiaries of The Dow Chemical Company.

                23  Independent Auditors' Consent.

                27  Financial Data Schedule.

       (b) Reports on Form 8-K.

           No reports on Form 8-K were filed during the fourth quarter of 1996.



The following trademarks of The Dow Chemical Company appear in this report: Affinity, Aim, Calibre, Cyclotene, Derakane, Dowlex, Dowtherm, Drytech, Duramate, Elite, Ethocel, GAS/SPEC, Insite, Magnum, Methocel, Pulse, Questra, Saran, Saran Wrap, Scan, Styrofoam, Styron, Versene, Voranol and Zetabon.

The following trademarks of DowBrands or an international affiliate appear in this report: Fantastik, Glass Plus, Scrubbing Bubbles, Spray'N Wash and Ziploc.

The following trademarks of DowElanco or its affiliates appear in this report: Broadstrike, Clincher, Dursban, Lorsban and Tracer.

The following trademark of Essex Specialty Products, Inc.
appears in this report:  Betaseal.

The following trademark of Technipol appears in this report:
Spheripol.

The following trademark of BP Chemical appears in this report:
Innovene.


SCHEDULE II                                                                                                             SCHEDULE II
                        THE DOW CHEMICAL COMPANY AND SUBSIDIARIES
                            VALUATION AND QUALIFYING ACCOUNTS
                             For the Years Ended December 31
                                    (In millions)
---------------------------------------------------------------------------------------------------------------
                        COLUMN A                            COLUMN B       COLUMN C       COLUMN D     COLUMN E
                                                            Balance at     Additions      Deductions   Balance
                                                            Beginning         to            from       at End
                       Description                          of Year        Reserves       Reserves     of Year
---------------------------------------------------------------------------------------------------------------
1996
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
   For doubtful receivables                                   $53          $37            $19(b)        $71
   Other investments and noncurrent receivables               332          190(a)          14           508
   Accumulated goodwill amortization                          177           28             28           177
---------------------------------------------------------------------------------------------------------------
1995
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
   For doubtful receivables                                  $104          $23            $74(b)        $53
   Other investments and noncurrent receivables               168          322(a)         158           332
   Accumulated goodwill amortization                          676           52            551(c)        177
---------------------------------------------------------------------------------------------------------------
1994
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
   For doubtful receivables                                   $93          $33            $22(b)       $104
   Other investments and noncurrent receivables               177           43(a)          52           168
   Accumulated goodwill amortization                          563          139             26           676
---------------------------------------------------------------------------------------------------------------


                                                             1996         1995            1994
                                                             ---------------------------------
(a) Additions to reserve represent:
   Charges to profit and loss                                $116         $263            $43
   Miscellaneous other                                         74           59              0
                                                             ---------------------------------
                                                              190          322             43
                                                             ---------------------------------
(b) Deductions represent:
   Notes and accounts receivable written off                    9           16             12
   Credits to profit and loss                                   3            2              6
   Miscellaneous other                                          7            1              4
   Sale of Pharmaceutical Businesses                            0           55              0
                                                             ---------------------------------
                                                              $19          $74            $22
                                                             ---------------------------------

(c) Includes deduction of $551 due to sale of Pharmaceutical Businesses

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.

                                          THE DOW CHEMICAL COMPANY

                                          By:     G. M. Lynch
                                          ----------------------------------
                                          G. M. Lynch, Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 25th day of March, 1997 by the following persons in the capacities indicated:


     F. P. Popoff                                 W. D. Davis
-------------------------------------     ----------------------------------
F. P. Popoff, Director, Chairman          W. D. Davis,  Director
of the Board


     W. S. Stavropoulos                           M. L. Dow
-------------------------------------     ----------------------------------
W. S. Stavropoulos, Director,             M. L. Dow, Director
President and Chief Executive Officer



     J. P. Reinhard                               J. L. Downey
-----------------------------------       ----------------------------------
J. P. Reinhard, Director, Executive       J. L. Downey, Director
Vice President, Chief Financial
Officer


     G. M. Lynch                                  E. C. Falla
-----------------------------------       ----------------------------------
G. M. Lynch, Controller                   E. C. Falla, Director



     A. A. Allemang                               B. H. Franklin
-----------------------------------       ----------------------------------
A. A. Allemang, Director                  B. H. Franklin, Director



     J. K. Barton                                 A. D. Gilmour
-----------------------------------       ----------------------------------
J. K. Barton, Director                    A. D. Gilmour, Director



     D. T. Buzzelli                               M. D. Parker
-----------------------------------       ----------------------------------
D. T. Buzzelli, Director                  M. D. Parker, Director


     A. J. Carbone                                H. T. Shapiro
-----------------------------------       ----------------------------------
A. J. Carbone, Director                   H. T. Shapiro, Director



     F. P. Corson                                 P. G. Stern
-----------------------------------       ----------------------------------
F. P. Corson,  Director                   P. G. Stern, Director



     J. C. Danforth
-----------------------------------
J.C. Danforth, Director

                              EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION

  3(i) Restated Certificate of Incorporation of The Dow Chemical Company, incorporated by reference to Exhibit 3(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  3(ii) A copy of the Bylaws of The Dow Chemical Company, as re-adopted in full on February 13, 1997.

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

  10(e) The Dow Chemical Company 1979 Award and Option Plan, as amended through May 1983 (included as part of and incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 4 to The Dow Chemical Company's Registration Statement on
            Form S-8, File No. 2-64560, filed June 23, 1983), as amended
            April 12, 1984 (incorporated by reference to Exhibit 10(ff) to
            The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1984), as amended April 18, 1985 (incorporated by reference to Exhibit 10(fff) to The Dow Chemical Company Annual Report Form 10-K for the year ended December 31, 1985), as amended October 30, 1987 (incorporated by reference to Exhibit 10(j) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1987).

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

  10(k) The Dow Chemical Company 1988 Award and Option Plan (included as part of and incorporated by reference to the Prospectus contained in The Dow Chemical Company's Registration Statement on Form S-8, File No. 33-21748, filed May 16, 1988), as amended during 1991 (incorporated by reference to Exhibit 10(k) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1991), as amended effective as of January 1, 1997 (subject to stockholder approval and incorporated by reference to Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 15, 1997).

  10(l) The Dow Chemical Company Executive Award Plan, incorporated by reference to Exhibit 10(l) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  10(m) The Dow Chemical Company Executive Split Dollar Life Insurance Plan Agreement, as amended effective as of December 19, 1994, incorporated by reference to Exhibit 10(m) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1995.

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

  10(p) A written description of the one-time grant of shares of the common stock of The Dow Chemical Company to non-employee Directors, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 11, 1995.

  11        Computation of Earnings Per Common Share.

  21        Subsidiaries of The Dow Chemical Company.

  23        Independent Auditors' Consent.

  27        Financial Data Schedule.