Form 10-Q
period 1997-03-31
DOW CHEMICAL CO /DE/
filed 1997-05-15
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934



              FOR THE QUARTER ENDED March 31, 1997

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

          Indicate by check mark whether the registrant (1) has
          filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
          12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
          such filing requirements for the past 90 days. Yes  X    No
                                                         ------    ------


                                             Outstanding at
          Class                              March  31, 1997
          -----                              ---------------

  Common Stock, $2.50 par value              233,302,881 shares
  -----------------------------              ------------------

                               --- Page 1 ---


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

                               --- Page 2 ---

FINANCIAL STATEMENTS
====================
The Dow Chemical Company and Subsidiaries
-----------------------------------------
Consolidated Statements of Income
----------------------------------
---------------------------------------------------------------
In millions, except for                  Three Months Ended
 per share amount                       Mar. 31         Mar. 31
(Unaudited)                                1997            1996
---------------------------------------------------------------
Net Sales                                $4,992          $4,982
---------------------------------------------------------------
Operating Costs and Expenses
   Cost of sales                          3,615           3,384
   Insurance and finance company
      operations, pretax income             (28)            (22)
   Research and development expenses        187             191
   Promotion and advertising expenses        71              85
   Selling and administrative expenses      369             467
   Amortization of intangibles               13               9
   -----------------------------------------------------------
   Total operating costs and expenses     4,227           4,114
--------------------------------------------------------------
Operating Income                            765             868
--------------------------------------------------------------
Other Income (Expense)
   Equity in earnings of 20%-50% owned
      companies                              14              16
   Interest expense and amortization
      of debt discount                     (122)           (124)
   Interest income and foreign exchange-net  84              75
   Sundry income -net                        63              48
   ------------------------------------------------------------
   Total other income (expense)              39              15
---------------------------------------------------------------
Income before Provision for Taxes
   on Income and Minority Interests         804             883
---------------------------------------------------------------
Provision for Taxes on Income               289             326
---------------------------------------------------------------
Minority Interests' Share in Income          61              79
---------------------------------------------------------------
Preferred Stock Dividends                     2               2
---------------------------------------------------------------
Net Income Available for Common             452             476
   Stockholders
---------------------------------------------------------------
Average Common Shares Outstanding         237.8           251.0
---------------------------------------------------------------
Earnings per Common Share                 $1.90           $1.90
---------------------------------------------------------------
Common Stock Dividends Declared per Share $0.75           $0.75
---------------------------------------------------------------
Depreciation                               $294            $308
---------------------------------------------------------------
Capital Expenditures                       $245            $264
---------------------------------------------------------------

Note A: The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

                               --- Page 3 ---


The Dow Chemical Company and Subsidiaries
------------------------------------------
Consolidated Balance Sheets
===========================
                                                       Mar. 31   Dec. 31
In millions        (Unaudited)                            1997      1996
-------------------------------------------------------------------------
  Assets
-------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                             $1,881   $1,903
  Marketable securities and interest-bearing deposits      357      399
  Accounts and notes receivable:
     Trade (less allowance for doubtful receivables-
             1997, $71; 1996, $71)                       3,112    2,985
     Other                                               1,581    1,411
  Inventories:
     Finished and work in process                        2,262    2,267
     Materials and supplies                                515      548
  Deferred income tax assets-current                       232      317
  -----------------------------------------------------------------------
  Total current assets                                   9,940    9,830
-------------------------------------------------------------------------
Investments
  Capital stock at cost plus equity in accumulated
     earnings of 20%-50% owned companies                 1,375    1,387
  Other investments                                      2,063    2,060
  Noncurrent receivables                                   437      437
  -----------------------------------------------------------------------
  Total investments                                      3,875    3,884
-------------------------------------------------------------------------
Property
  Property                                              23,356   23,737
  Less accumulated depreciation                         15,157   15,253
  -----------------------------------------------------------------------
  Net property                                           8,199    8,484
-------------------------------------------------------------------------
Other Assets
  Goodwill (net of accumulated amortization-
             1997, $184; 1996, $177)                       905      899
  Deferred income tax assets-noncurrent                    516      669
  Deferred charges and other assets                        951      907
  -----------------------------------------------------------------------
  Total other assets                                     2,372    2,475
-------------------------------------------------------------------------
Total Assets                                           $24,386  $24,673
-------------------------------------------------------------------------
See Notes to Financial Statements.

                               --- Page 4 ---


The Dow Chemical Company and Subsidiaries
-----------------------------------------
Consolidated Balance Sheets
---------------------------
                                                       Mar. 31  Dec. 31
In millions  (Unaudited)                                  1997     1996
-------------------------------------------------------------------------
  Liabilities and Stockholders' Equity
-------------------------------------------------------------------------
Current Liabilities
  Notes payable                                         $1,012     $665
  Long-term debt due within one year                       616      607
  Accounts payable:
     Trade                                               1,350    1,596
     Other                                                 915      724
  Income taxes payable                                     633      567
  Deferred income tax liabilities-current                   48       64
  Dividends payable                                        180      184
  Accrued and other current liabilities                  1,442    1,597
  -----------------------------------------------------------------------
  Total current liabilities                              6,196    6,004
-------------------------------------------------------------------------
Long-Term Debt                                           4,156    4,196
-------------------------------------------------------------------------
Other Noncurrent Liabilities
  Deferred income tax liabilities-noncurrent               796    1,005
  Pension and other postretirement benefits-noncurrent   1,874    1,896
  Other noncurrent obligations                           1,560    1,493
  -----------------------------------------------------------------------
  Total other liabilities                                4,230    4,394
-------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                2,231    2,091
-------------------------------------------------------------------------
Temporary Equity
  Temporary equity-other                                    61        0
  Preferred stock at redemption value                      127      128
  Guaranteed ESOP obligation                               (94)     (94)
  -----------------------------------------------------------------------
  Total temporary equity                                    94       34
-------------------------------------------------------------------------
Stockholders' Equity
  Common stock                                             818      818
  Additional paid-in capital                               362      307
  Retained earnings                                     11,600   11,323
  Unrealized gains on investments                          168      192
  Cumulative translation adjustments                      (375)    (363)
  Minimum pension liability                                (22)     (22)
  Treasury stock, at cost                               (5,072)  (4,301)
  -----------------------------------------------------------------------
  Net stockholders' equity                               7,479    7,954
-------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity             $24,386  $24,673
-------------------------------------------------------------------------

See Notes to Financial Statements.

                               --- Page 5 ---


The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
---------------------------------------------------------------------
                                              Three Months Ended
                                               Mar 31      Mar 31
In millions    (Unaudited)                      1997        1996
---------------------------------------------------------------------
Operating Activities
 Income from Continuing Operations              $452        $476
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization               320         326
     Provision for deferred income taxes          26         328
     Undistributed earnings of 20%-50%
       owned companies                           (12)        (14)
     Minority interests' share in income          61          79
     Other - net                                  16         (15)
 Changes in assets and liabilities that
   provided (used) cash:
     Accounts receivable                        (317)       (291)
     Inventories                                  42         173
     Accounts payable                           (155)       (125)
     Other assets and liabilities                272        (295)
 --------------------------------------------------------------------
 Cash provided by operating activities           705         642
---------------------------------------------------------------------
Investing Activities
 Purchases of property                          (245)       (264)
 Proceeds from sales of property                   5          12
 Purchases of consolidated companies               0        (160)
 Investments in unconsolidated affiliates          2        (323)
 Purchases of investments                       (537)       (535)
 Proceeds from sales of investments              583         534
 --------------------------------------------------------------------
 Cash used in investing activities              (192)       (736)
---------------------------------------------------------------------
Financing Activities
 Changes in short-term notes payable             376       1,401
 Proceeds from issuance of long-term debt          7           -
 Payments on long-term debt                      (46)       (229)
 Purchases of treasury stock                    (712)       (342)
 Proceeds from sales of common stock              51         166
 Distributions to minority interests             (25)        (21)
 Dividends paid to stockholders                 (182)       (188)
 --------------------------------------------------------------------
 Cash provided by (used in) financing activies  (531)        787
---------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash           (4)         (3)
---------------------------------------------------------------------
Summary
Increase in cash and cash equivalents            (22)        690
Cash and cash equivalents at beginning of year 1,903       2,839
---------------------------------------------------------------------
 Cash and cash equivalents at end of period   $1,881      $3,529
---------------------------------------------------------------------

See Notes to Financial Statements.

                               --- Page 6 ---


COMMITMENTS AND CONTINGENT LIABILITIES

In January 1994, Dow Corning Corporation (Dow Corning), in which Dow is a 50 percent shareholder, announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million.
   As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
   Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code on May 15, 1995. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reversed its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.
   On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
   The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
   Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
   It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

                               --- Page 7 ---

   Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   The Company has accrued $293 million at March 31, 1997, for probable environmental remediation and restoration liabilities, including $13 million for the remediation of Superfund sites. This is management's best estimate of these liabilities, although possible costs for environmental remediation and restoration could range up to twice that amount. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
   In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
   Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
   Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $221 million, $204 million and $252 million in 1996, 1995 and 1994, respectively.
   At December 31, 1996, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to twenty years. In general, such commitments were at prices not in excess of current market prices. The table below shows the fixed and determinable portion of the take or pay and throughput obligations:

Fixed and Determinable Portion of Obligations (in millions)
-----------------------------------------------

1997                                     $  223
1998                                        191
1999                                        121
2000                                         95
2001                                         69
-----------------------------------------------
2002 through expiration of contracts        726
-----------------------------------------------
Total                                    $1,425
-----------------------------------------------

   In addition to the take or pay obligations at December 31, 1996, the Company had outstanding purchase commitments which range from one to eighteen years for steam, electrical power, materials, property, and other items used in the normal course of business of approximately $200 million. In general, such commitments were at prices not in excess of current market prices. The Company also had commitments for loan guarantees, related to Destec, of $1,282 million and outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $310 million.

                               --- Page 8 ---


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND  RESULTS OF OPERATIONS

The discussions in this quarterly report contain both historical information and forward-looking statements. The forward-looking statements involve risks and uncertainties that affect the Company's operations, markets, products, services, prices and factors as discussed in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors. Accordingly, there is no assurance that the Company's expectations will be realized.

   For new property released to operations after December 31, 1996, the Company has changed from an accelerated method to the straight line method of depreciation. The change reflects improvements in the Company's engineering and maintenance practices which result in property not being subject to high maintenance costs or substantially reduced productivity in the later years of its useful life. In addition, the change to the straight-line method conforms to predominant industry practice. This change had minimal effect on the Company's first quarter 1997 results and is not expected to have a material impact on full year 1997 results.

FIRST QUARTER EARNINGS ANNOUNCEMENT (April 24, 1997)

DOW CHEMICAL ANNOUNCES EARNINGS OF $1.90 PER SHARE
__________________________________________________________________

                First Quarter of 1997 Highlights
                --------------------------------

  First quarter sales of $5.0 billion represent the second highest first quarter sales ever posted, despite a negative currency impact of about $100 million.

  Earnings were $1.90 per share, equal to the first quarter of 1996.

  On-going productivity improvements and a globally balanced product portfolio recovered over two-thirds of the impact of higher feedstock costs and the unfavorable impact of currency on sales.
__________________________________________________________________
(In millions, except for per share amounts)

                                                 3 Months Ended
                                                    Mar. 31
                                                 1997      1996
                                                 ----      ----

Net Sales                                      $4,992    $4,982
Operating Income                                  765       868
Net Income Available for Common Stockholders      452       476
Avg. Common Shares Outstanding                  237.8     251.0
Earnings Per Common Share                        1.90      1.90
___________________________________________________________________
Review of Quarterly Results

The Dow Chemical Company today announced sales of $5.0 billion, operating income of $765 million, net income of $452 million and earnings per share of $1.90 for the first quarter of 1997.

"Our first quarter results once again demonstrate the value of our strategic initiatives," said William S. Stavropoulos, Dow's president and CEO. "Strategic portfolio restructuring and significant productivity improvements continue to buffer the negative impact of unfavorable year-over-year feedstock cost comparisons and unfavorable currency impact on sales."

                               --- Page 9 ---

Dow's first quarter sales of $5.0 billion represent the second highest first quarter sales ever posted by the Company and match those for the same period last year. Sales volume grew 2 percent while selling prices declined by 2 percent due to a negative currency impact of approximately $100 million. Volume was up in all of Dow's core businesses. During the quarter, the company experienced a mixed pricing scenario. Prices in some key products, notably polyethylene and vinyl chloride monomer, were up substantially from a year ago. Other products, such as caustic soda and polystyrene faced price declines.

"The strong U.S. dollar played a significant role in the price decline we experienced in the first quarter," said Stavropoulos. "However, when we adjust for this currency impact, we actually see positive pricing trends in many of our key products from both a year ago and the previous quarter."

Productivity, value growth initiatives, business portfolio restructuring and lower costs combined to offset approximately $200 million of the more than $300 million impact of higher feedstock costs and the unfavorable currency impact on sales. As a result, operating income for the quarter was down only $103 million to $765 million from $868 million a year ago.

Operating expenses for the quarter were down 16 percent to $627 million compared to $743 million for same period a year ago. The reduction was achieved primarily through a combination of on-going productivity gains, lower costs, and the overall impact of currency on costs.

Earnings were $1.90 per share, equal to the first quarter of 1996 and up 12 percent from the previous quarter.

Dow's Performance segments contributed approximately half of Dow's sales and operating income for the quarter. The Performance Chemicals segment posted higher sales than a year ago, with strong volume increases in each of its businesses, but recorded lower operating income due primarily to a decline in profitability of the Agricultural Chemicals business. The decline in Agricultural Chemicals was due to the impact of currency on sales prices along with increased costs associated with strategic growth initiatives, including the launch of Tracer insect control and the new manufacturing facility in Harbor Beach, Michigan. This business posted a double-digit volume
increase with the acquisition of Mycogen.   Specialty Chemicals
posted a strong quarter based on a combination of volume gains and substantial productivity improvements. As a result, the business recorded its sixth consecutive year-over-year increase in operating income.

Performance Plastics posted lower sales and operating income in the first quarter of 1997 versus a year ago. Volume growth was strong for the majority of the businesses in the segment, led by Engineering Plastics and Polyurethanes. The declines in year-over-year results can be largely attributed to the following key factors: the unfavorable impact of currency on selling prices; a tough competitive environment particularly in Europe and Asia; higher propylene costs which reduced the margin for the Epoxy Resins and Polyurethanes businesses; and slowdowns in key market segments, such as the automotive and housing industries.

Strong polyethylene prices led to higher sales and operating
income for the Plastics segment compared to a year ago.   In the
Diversified Businesses and Unallocated segment, DowBrands posted its seventh consecutive quarter of improved year-over-year profits, continuing its productivity drive.

Dow continued its aggressive stock repurchase program in the
first quarter of 1997, buying back 8.8 million shares.    Since
January 1995, Dow has repurchased 53 million shares.

"As we head into the second quarter, favorable global economic conditions will support solid volume growth in our businesses. Lower feedstock costs and price stability in some key products, coupled with the on-going implementation of our productivity and value-growth initiatives, should result in a strong quarter for Dow," said Stavropoulos.

                               --- Page 10 ---


ACQUISITIONS AND DIVESTITURES

In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (referred to herein as BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995 with legal closing anticipated during the summer of 1997. The Company will include the financial results of BSL effective with the legal closing date.
   On closing, the Company will acquire 80 percent ownership in BSL for an investment of approximately $180 million. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $150 million. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities.
   The Company intends to build several new facilities at the BSL sites including Dowlex linear low density polyethylene, polypropylene, aniline and acrylic acid plants, and to upgrade the chlorine plant and steam cracker. A multi-feedstock liquid pipeline is being constructed from the port of Rostock to the Boehlen site, as well as harbor facilities, terminals and pump stations. As part of the restructuring, several facilities at BSL are being closed and demolished.
   In January 1996, the Company and The Hartford Steam Boiler Inspection and Insurance Company (HSB) formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC. The new company provides environmental, information technology and strategic chemical management services to industries and governments worldwide. The book value of the net assets transferred by the Company was $33 million. HSB holds a put option requiring the Company to purchase HSB's interest in Radian International LLC during 1998 for approximately $150 million.
   In January 1996, the Company acquired an 80 percent share in EniChem's INCA International SpA subsidiary, a producer of polyethylene terephthalate (PET) resin and its major precursor, purified terephthalic acid (PTA). The investment by the Company was $155 million.
   In January 1996, DowElanco, a 60 percent owned joint venture, entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158 million, acquired approximately a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to over 50 percent.
   In April 1996, the Company and E.I. duPont de Nemours and Company formed, through the transfer of net assets and existing businesses, a 50:50 joint venture named DuPont Dow Elastomers L.L.C. The new company focuses on the discovery, development, production and sale of thermoset and thermoplastic elastomer products. The book value of the net assets transferred by the Company was $527 million.
   In September 1996, a consortium which includes a subsidiary of Destec Energy, Inc. (Destec) completed the acquisition of the Hazelwood Power Station, a large coal-fired power generation facility, and the adjacent Hazelwood Mine from the State of Victoria, Australia. The Destec subsidiary holds a 20 percent interest in the consortium. The investment by Destec was $164 million. Dow's ownership of Destec is approximately 80 percent.
   Through the sales of shares in Oasis Pipeline in June and November 1996, the Company reduced its ownership from 70 percent to 30 percent, recognizing pretax gains of $43 million and $77 million, respectively.
   In October 1996, DowBrands Inc., a wholly owned subsidiary of the Company, and Melitta Bentz KG formed, through the transfer of net assets and existing businesses, a 35:65 joint venture named Cofresco Frischhalteprodukte GmbH & Co. KG. The new company focuses on the sale of food care products in Western Europe. The book value of the net assets transferred by the Company was $29 million.
   Dow announced on February 18, 1997 that it has agreed, subject to regulatory approvals, to the merger of Destec Energy, Inc. and NGC Corporation. More than 80 percent of Destec's shares (45 million) are currently held by Dow. Under the agreement, NGC will acquire Destec for $21.65 in cash for each outstanding share of Destec common stock. Following the merger, Destec will become a wholly owned subsidiary of NGC. Regulatory approval is expected to be completed in the summer of 1997.
   On May 15, 1997, the Company and Eli Lilly jointly announced that Dow will acquire Lilly's 40 percent interest in DowElanco, as a result of Lilly's exercise of its option, for $900 million plus approximately $300 million of undistributed earnings.
Dow currently owns 60 percent of DowElanco and will become the sole owner.

                               --- Page 11 ---


CHANGES IN FINANCIAL CONDITION

The following tables represent total debt and working capital at March 31, 1997 versus December 31, 1996.

                                      Mar. 31,   Dec. 31,   Increase
In millions                               1997       1996  (Decrease)
---------------------------------------------------------------------
Notes payable                           $1,012      $ 665     $347
Long-term debt due within one year         616        607        9
Long-term debt                           4,156      4,196      (40)
---------------------------------------------------------------------
   Total debt                           $5,784     $5,468     $316
---------------------------------------------------------------------

  The increase in total debt together with the very positive cash flow from continuing operations was used by the Company to purchase 8.8 million shares of common stock during the first quarter of 1997 as part of its overall stock repurchase program. The Company's average shares outstanding for the first three months of 1997 was 238 million, a decrease of 5 percent from the average shares outstanding for the first three months of 1996. Since the beginning of 1995, Dow has repurchased 53 million shares (approximately 19 percent). In July 1996, the Company authorized a stock repurchase program to buy back 20 million shares, of which about 14 million shares had been acquired by the end of the first quarter.

                                      Mar. 31,   Dec. 31,   Increase
In millions                               1997       1996  (Decrease)
---------------------------------------------------------------------
Cash and cash equivalents               $1,881    $ 1,903  $   (22)
Marketable securities and
 interest-bearing deposits                 357        399      (42)
Accounts and notes receivable-net        4,693      4,396      297
Inventories:
   Finished and work in process          2,262      2,267       (5)
   Materials and supplies                  515        548      (33)
Deferred income tax assets-current         232        317      (85)
---------------------------------------------------------------------
  Total current assets                   9,940      9,830      110
---------------------------------------------------------------------
  Total current liabilities              6,196      6,004      192
---------------------------------------------------------------------
  Working capital                       $3,744    $ 3,826     $(82)
---------------------------------------------------------------------

  Working capital this quarter was reduced by $82 million.
  The company has a strong position of $2.2 billion in cash, cash equivalents, marketable securities and interest-bearing deposits, together with the positive cash flow from operations and the pending sale of Destec. This will support the acquisition of Lilly's 40 percent interest in DowElanco as well as any cash that may be required to redeem the partners' capital account in DowBrands L.P.
  At March 31, 1997, the Company had unused and available credit facilities with various United States and foreign banks totaling $1.9 billion in support of commercial paper borrowings and working capital requirements. Additional unused credit facilities totaling $1.4 billion are available for use by foreign subsidiaries.

                                      Mar. 31,   Dec. 31,
Balance Sheet Ratios                      1997       1996
---------------------------------------------------------
Current assets over current liabilities  1.6:1      1.6:1
Days-sales-outstanding-in-receivables       46         45
Days-sales-in-inventory                     85         87
Debt as a percentage of total
 capitalization                           37.1       35.2

The increase of 1.9 percentage points in the debt as a percentage of total capitalization was primarily attributable to the increase in total debt used to purchase shares of common stock in the Company during the first quarter of 1997.

                               --- Page 12 ---

RESULTS OF OPERATIONS
=====================
The Dow Chemical Company and Subsidiaries
-------------------------------------------
Geographic and Industry Segments   (Unaudited)
                                                           Three Months Ended
                                                           Mar. 31,  Mar. 31,
In millons                                                   1997      1996
Geographic sales
     United States                                          $2,208   $2,215
     Europe                                                  1,587    1,679
     Rest of World                                           1,197    1,088
     Total                                                  $4,992   $4,982
Geographic operating income
     United States                                            $331     $346
     Europe                                                    231      263
     Rest of World                                             203      259
     Total                                                    $765     $868
Industry segment sales
     Performance Plastics                                   $1,265   $1,345
     Performance Chemicals                                   1,212    1,152
     Plastics                                                1,010      928
     Chemicals and Metals                                      707      731
     Hydrocarbons and Energy                                   577      553
     Diversified Businesses and Unallocated                    221      273
     Total                                                  $4,992   $4,982
Industry segment operating income
     Performance Plastics                                     $211     $317
     Performance Chemicals                                     212      247
     Plastics                                                  221      170
     Chemicals and Metals                                      161      190
     Hydrocarbons and Energy                                    (6)      (9)
     Diversified Businesses and Unallocated                    (34)     (47)
     Total                                                    $765     $868



Geographic and Industry Segment Sales Volume and Price
-------------------------------------------------------
                                                      Three Months Ended
                                                        Mar. 31, 1997
Percentage change from prior year                     Volume   Price   Total

Geographic segment
     United States                                        0 %     0 %     0 %
     Europe                                              (1)%    (4)%    (5)%
     Rest of World                                       10 %     0 %    10 %
     Total                                                2 %    (2)%     0 %

Industry segment
     Performance Plastics                                 2 %    (8)%    (6)%
     Performance Chemicals                               11 %    (6)%     5 %
     Plastics                                             5 %     4 %     9 %
     Chemicals and Metals                                (1)%    (2)%    (3)%
     Hydrocarbons and Energy                             (8)%    12 %     4 %
     Diversified Businesses and Unallocated             (18)%    (1)%   (19)%
     Total                                                2 %    (2)%     0 %

                               --- Page 13 ---
Results of Operations (Continued)

The following are selected data for the three months ended March
31, 1997 and 1996.


                                             Three Months Ended
Dollars in millions,                        Mar. 31,     Mar. 31,
except for share amounts                        1997         1996
------------------------                        ----         ----

Cost of sales                                 $3,615       $3,384
% of sales                                        72%          68%

Research and development,
 promotion and advertising,
   selling and administrative
   expenses                                      627          743

Operating income                                 765          868
% of sales                                        15%          17%

Equity in earnings of
 20%-50% owned companies                          14           16

Effective tax rate                                36%          37%

Net income available
 for common stockholders                         452          476

Earnings per common share                      $1.90        $1.90

Operating rate percentage                         91%          87%


Net sales for the first quarter of 1997 were $5.0 billion, equal to the same period last year. Volume increased 2 percent, which was offset by a price decrease of 2 percent. Prices, particularly in Europe, were negatively impacted by currency due to the strengthening of the dollar. The approximately $100 million currency decline on total sales was partially offset by local currency price increases in North America, Latin America and Europe. Pacific Area sales were negatively impacted by both currency changes and local currency prices.
   Volume remained strong in all industry and geographic segments for the quarter compared to the same quarter last year. The addition of the acquisitions in Latin America, higher agricultural product sales in Latin America and good overall growth in Asia Pacific led to a volume increase in the Rest of World.
   Expenses, which include research and development, promotion and advertising, and selling and administrative expenses, were $627 million down $116 million versus the first quarter of 1996. The reduction was achieved by continued productivity gains, favorable currency effect on expenses incurred outside of the United States and lower costs generally.
   Operating income of $765 million was 12 percent lower for this quarter versus $868 million in the first quarter of 1996. As a percent of sales, operating income was 15 percent versus 17 percent in the same quarter last year, a decline of only 2 percentage points. A substantial increase in hydrocarbons purchase cost coupled with, a 2 percent sales price decline from currency impact of a stronger dollar, were partly offset by volume gains, continued productivity improvements, business portfolio restructuring, and a decline in costs and expenses incurred outside the United States because of the stronger dollar.

                               --- Page 14 ---

PERFORMANCE PLASTICS
Performance Plastics sales of $1,265 million were down 6 percent from $1,345 million in the first quarter of 1996 due to a 8 percent decrease in price including currency impact and a 2 percent increase in volume. Volume growth would have been 4 percent when excluding the transfer of the Company's elastomer products to DuPont Dow Elastomers L.L.C., which is now reported as a 20%-50% owned company. The stronger dollar accounted for 32 percent of the price decline. Operating income for this segment decreased $106 million to $211 million, from $317 million in the first quarter of 1996. The reduction in operating income in this segment was predominantly due to the price declines and propylene cost increases.
   Polyurethanes sales were down 2 percent versus the first quarter of 1996 on lower prices but increased volume. Prices were down in all geographies with the exception of the United States. Volume was up in all geographies but down in the United States.
Volume growth in Europe and Asia Pacific was particularly strong, coming back from a slow quarter in 1996. Operating income was down substantially from a year ago due mainly to lower selling prices, as well as higher propylene costs.
   Sales of epoxies and intermediates were down about 4 percent versus the first quarter of 1996. Prices were down almost 8 percent as most local currency price declines took place in the second half of 1996 and stabilized in this quarter. Increased volume partially offset the price decline with strong volume in Europe as our strategic customers outperformed their industries. Operating income was down from a year ago due mainly to lower selling prices, as well as higher raw material costs.
   Engineering plastics first quarter of 1997 sales were down 7 percent, with volume up 7 percent and price down 14 percent, compared to the first quarter of 1996. Industry demand for polycarbonate was up versus the first quarter of 1996, but there is price pressure as the market anticipates new capacity in late
1997. ABS volume growth was due to the Company's strong performance in the North American automotive and the European distribution industries. Operating income was down from a year ago due mainly to lower selling prices.
   Adhesives, sealants and coatings experienced another good quarter with a sales increase of 2 percent in the first quarter of 1997 versus the same period last year. Operating income as a percent of sales continued to be above the Company's average.
   Fabricated products sales for the first quarter of 1997 were down 7 percent from the same period last year. Volume and price declined 2 and 5 percent, respectively. Operating income for this business decreased this quarter versus the first quarter of 1996 due to both local selling price decreases and the impact of the stronger dollar.

PERFORMANCE CHEMICALS
Sales for Performance Chemicals in the first quarter were $1,212 million, an increase of 5 percent from $1,152 million in the same quarter last year. Sales prices were down 6 percent and volume was up 11 percent. The volume increase included the consolidation of Mycogen Corporation in the first quarter of 1997. Operating income for this segment decreased $35 million to $212 million, from $247 million in the first quarter of 1996. This reduction in operating income was predominantly caused by price declines in emulsion polymers and increased costs in agricultural products.
   Specialty chemicals volume increased 6 percent with good gains in almost all businesses and in all geographies. Substantial volume contributions came from the new contract manufacturing operations, as well as polyglycols and Methocel. A difficult competitive environment in superabsorbents, oxygenated solvents and polyglycols reduced segment local currency prices by about 2 percent, while the stronger U.S. dollar reduced specialty chemicals prices by a further 2 percent. Despite the price declines, the combination of volume gains and substantial productivity improvements resulted in the sixth consecutive quarterly improvement in year-over-year operating income for specialty chemicals.
   Emulsion polymers volume increased nearly 20 percent in all geographies versus first quarter of 1996 reflecting both improved industry conditions and the success of Dow's strategy to capture a majority of the polymer supply to the new coated paper capacity. This volume increase helped offset about half of the negative impact of lower prices. Prices declined throughout 1996 and into 1997 in line with styrene monomer prices.
   Agricultural products sales increased 8 percent versus first quarter of 1996, primarily because of the consolidation of Mycogen in which DowElanco now holds a majority position. Excluding the added Mycogen sales, agricultural products volume was about flat while prices declined about 3 percent. Most of the price change was due to currency. The negative currency impact reduced operating income by close to 9 percent since most of DowElanco's costs are in the United States. Business was strong in Latin America with both price and volume up close to 8 percent versus last year. Europe sales were down because of the reduction in sales in Eastern Europe compared to the first quarter of 1996 and because of the unseasonably cold and dry European spring. Tracer, a fermentation based insecticide, was approved by the Environmental Protection Agency in first quarter of 1997, and sales will begin in the second quarter. Pre-launch costs, the inclusion of costs at the Tracer production facility, and the negative currency effect, resulted in a 22 percent decline in operating income.

                               --- Page 15 ---

PLASTICS
Plastics sales in the first quarter of 1997 were $1,010 million, up 9 percent from a year ago, with volume up 5 percent and prices up 4 percent. The price gain was due almost entirely to the improvement in polyethylene prices, while volume improved the most in polystyrene versus a year ago. Plastics operating income for first quarter of 1997 was $221 million, up 30 percent from last year's $170 million.
   Polyethylene operating income improved strongly in first quarter of 1997 versus first quarter of 1996. Polyethylene prices were up 14 percent versus first quarter of 1996, with increases in all geographies even though there was a delay in price implementation until March in North America. Polyethylene volume, including acquisition, was up about 3 percent versus last year's very strong quarter. Polyethylene remains in a sold-out mode. Operating income for polyethylene increased over 60 percent compared to the first quarter of 1996.
   Polystyrene pricing continues to be under pressure, and prices were down substantially versus a year ago. About one third of the price decline in Europe was due to currency. Prices stabilized from fourth quarter of 1996 to first quarter of 1997, but, due to the styrene monomer capacity additions, near term price improvement is not expected. Volume was up about 8 percent versus first quarter of 1996, primarily due to renewed sales in China and the addition of the acquisition of Estireno do Nordeste SA, in Latin America.
   PET prices were down substantially from first quarter of 1996, but sharply improved from the low level of fourth quarter of 1996. These selling price decreases together with the increased costs of raw materials, such as ethylene glycol and paraxylene, have put operating margins under pressure. Volume was up versus a year ago.

CHEMICALS AND METALS
Chemical and Metals sales in first quarter of 1997 were $707 million, down 3 percent from $731 million in the first quarter of 1996. Volume declined about 1 percent due in part to the impact on chlorine derivatives caused by the Freeport plant's rectifier outage. Propylene glycol volume was up substantially because of the strong aircraft deicing season in North America and Europe and increased sales to the unsaturated polyester resin industry in Asia Pacific. Prices were reduced about 2 percent, split evenly between currency impact and local currency price declines. Caustic prices were substantially lower in first quarter of 1997 versus the first quarter of 1996. This decrease was offset by higher prices for EDC and VCM. Modest price and volume declines and significantly higher energy costs were partially offset by productivity improvements. Operating income for this segment declined from $190 million in first quarter of 1996 to $161 million in first quarter of 1997.

HYDROCARBONS AND ENERGY
Sales for Hydrocarbons and Energy in first quarter of 1997 were $577 million, up 4 percent from $553 million a year ago. Prices were up 12 percent, while volume was down 8 percent. Operating loss for the quarter was $6 million, an improvement from an operating loss of $9 million in first quarter of 1996. Demand was strong, and Dow had record production volume in first quarter of 1997 in North America. In addition, ethylene remained in short supply in Europe. Destec's first quarter of 1997 revenue was down from a year ago due to reduced development and engineering activities. Operating income for Destec was down from the first quarter of 1996 due in part to nonrecurring expenses associated with the pending merger with NGC Corporation.

DIVERSIFIED BUSINESSES AND UNALLOCATED
Diversified Businesses sales were $221 million, down 19 percent from $273 million in first quarter of 1996. Operating income for this segment improved from a loss of $47 million in the first quarter of 1996 to an operating loss of $34 million in first quarter of 1997.
   Consumers products sales were reduced due, in part, to the fact that the DowBrands European sales are now part of a joint venture with Melitta and are no longer consolidated, which accounted for about half of the segment sales decline. Excluding the European business, DowBrands sales were down about 13 percent versus first quarter of 1996. Reduced promotion and advertising expenses and improved manufacturing costs contributed to a substantial improvement in the operating income, the seventh consecutive quarter to show a year-over-year increase.
   New Business sales were about flat with first quarter of 1996. Operating loss improved over the first quarter of 1996.
   The operating income of Unallocated was slightly more negative than in first quarter of 1996, primarily because of increased severance costs.

                               --- Page 16 ---

COMPANY SUMMARY

Manufacturing Costs
Dow's global plant operating rate for its chemicals and plastics businesses was 91 percent, up from 87 percent in the first quarter of 1996. Unit manufacturing costs for these businesses, adjusted for volume but not mix, was up 5 percent compared to the first quarter of 1996. This increase was primarily due to feedstock and energy cost increases.

Other Income (Expense)
Equity in earnings of 20%-50% owned companies decreased $2 million in the first quarter of 1997 compared to the corresponding period a year ago.
   Net financial expenses, which are the total of interest expense, interest income and foreign exchange, decreased to $38 million this quarter, compared to $49 million in the first quarter of 1996. Interest expenses remained relatively flat this quarter compared to the first quarter of 1996, but Dow's currency risk management program resulted in foreign exchange gains. These foreign exchange gains partially offset Dow's economic exposure created by the strengthening of the dollar against the major foreign currencies.
   Sundry income includes a variety of both income and expense items including royalty income, dividends from investments, and gains or losses on sales of investments and assets. For the three months of 1997, sundry income benefited from the sale of part of the Company's investment in Crestar Energy Inc.

Provision for Taxes on Income
The effective tax rate from continuing operations for the first quarter was 35.9 percent compared to 36.9 percent in the first quarter of 1996.

Net Income Available for Common Stockholders
The first quarter of 1997 net income was $452 million or $1.90 per share. The first quarter of 1996 net income was $476 million or $1.90 per share. While these results appear similar, the first three months of 1997 include a negative currency effect of more than $100 million on sales and increased hydrocarbons costs of more than $200 million, balanced by continued productivity improvement, value growth initiatives, business portfolio restructuring, a positive currency effect on expenses in foreign currencies and the repurchase of Dow stock.

Minority Interest
Minority interest decreased $18 million from $79 million in the first quarter of 1996 to $61 million for the same period this year, which was primarily due to lower earnings in DowElanco and its subsidiaries.

Expectations for the Remainder of 1997
On a macro basis, management continues to expect stronger GDP growth in 1997 than in 1996, particularly in the first half of the year. North America and Western Europe are expected to grow between two and a half and three percent, while Latin America, Eastern Europe, and Asia Pacific will show faster economic growth. Also, it appears that inflation will remain under control. With favorable global economic conditions, indications suggest that our businesses will experience solid volume growth.
   Feedstock costs started to decline from very high levels around the middle of the first quarter, and it is expected that pressure from high feedstocks costs will continue to abate. For the full year, these costs should average about the same level as in 1996. Pricing in many of Dow's key products have stabilized in the first quarter, and, while the pricing scenario is somewhat mixed, some product prices will increase in the second quarter. Pricing outlook for later in the year is more questionable because of expected capacity increases in the industry.
   The second quarter should bring expanding margins compared to the first quarter of 1997 in some of our businesses with stable pricing and declining feedstock costs, although hydrocarbons and energy costs are expected to remain in line with a year-ago. It is expected that volume will continue at a good level in the Company's existing businesses, with added value growth from the addition of polypropylene and Elite, Dow's new enhanced polyethylene based on Insite. DowElanco expects second quarter results to show significant improvement versus first quarter of 1997, primarily due to seasonality and growth in new products.

                               --- Page 17 ---


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters
The Company and Corning Incorporated ("Corning") are each 50 percent stockholders in Dow Corning Corporation ("Dow Corning"). Dow Corning, and in many cases the Company and Corning as well, have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain stockholders of the Company have filed separate consolidated class action complaints alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. The Company and one of its former officers have also been sued in two separate class action complaints (now consolidated) alleging that the defendants violated duties imposed by the federal securities laws regarding disclosure of information material to a reasonable investor's assessment of the magnitude of the Company's exposure to direct liability in silicone breast implant litigation. In a separate action, a Corning stockholder has sued certain Dow Corning Directors (including certain former and current Company Directors) alleging breaches of state law duties relating to the manufacture and marketing of silicone breast implants and seeking to recover unquantified money damages derivatively on Corning's behalf. On April 24, 1997, plaintiffs in this latter action voluntarily dismissed all of their claims against all defendants without prejudice.
   Two separate derivative actions have been brought in the federal court, Southern District of New York, by Company stockholders purportedly on the Company's behalf. In Kas, et al.
v. Butler, et al., two Company stockholders brought suit in 1992, naming as defendants all persons who were serving the Company as Directors on December 31, 1990, certain Dow Corning Directors, Dow Corning, Corning and certain Dow Corning officers, seeking derivatively on the Company's behalf unquantified money damages. In Rubinstein, et al. v. Ludington, et al., four Company stockholders brought suit in 1992, naming as defendants Dow Corning's Directors who were also Company Directors and certain former Company Directors, also seeking derivatively on the Company's behalf unquantified money damages. Plaintiffs in both cases subsequently made demands that the Company's Board bring suit on behalf of the Company. After the Board rejected those demands, the plaintiffs refiled their complaints alleging that the demands were wrongfully rejected. On April 24 and April 30, 1997, plaintiffs in both cases voluntarily dismissed all of their claims against all defendants without prejudice.
   On May 15, 1995, Dow Corning announced that it had voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, all claims against Dow Corning (although not against its co-defendants) are automatically stayed.
   It is impossible to predict the outcome of each of the above described legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote, except as described below.
   In January 1994, Dow Corning announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"); litigation and claims outside the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million. As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to the Company. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
   Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reversed its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.

                               --- Page 18 ---

   On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
   Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December
1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
   In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow
Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that, under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a stockholder in Dow
Corning could give rise to liability under a negligence theory.
Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
   After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeals for the 4th District affirmed the trial court's order granting summary judgment to the Company. On January 15, 1997, the California Supreme Court granted plaintiffs' petition for a review of that order. The Michigan ruling was made final on March 20, 1997. This decision may be appealed by plaintiffs. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated
New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. New York's highest court subsequently denied plaintiffs' petition for review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration by the trial courts. The Company expects that plaintiffs will file motions to reconsider in some states as a result of Judge Pointer's April 25 decision. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997,
(i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased.
The trial of the first phase of this case commenced on March 17, 1997. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the state product liability cases.

                               --- Page 19 ---

   The Company is also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning.
Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to
oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995,
Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company.
On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25 decision, and granted the Company's request to enter a final judgment in
its favor.   Plaintiffs have appealed the final judgment to the
U.S. Court of Appeals for the Eighth Circuit.
   On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's stockholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices
Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed similar cross-claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris
County product liability cases.
   In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas
County, Texas, granted the Company's motion for summary judgment
"in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
   Three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. The Company has appealed the verdict. The Company has filed a claim in Dow Corning's bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the Nevada verdict.
   With the principal exception of the cases filed in Michigan and approximately 500 cases filed in Texas, Dow Corning or the Company have removed virtually all cases originally filed in state courts across the country to various federal courts. The removed cases have been, in most instances, transferred to Judge Pointer for pre-trial proceedings. Plaintiffs have asked Judge Pointer to remand those cases back to their states of origin, and the Company has opposed that motion. On April 9, 1996, the United States Court of Appeals for the Sixth Circuit ruled that because silicone gel breast implant claims against the Company (and certain other parties) were "related to" Dow Corning's bankruptcy, the federal District Court for the Eastern District of Michigan had the power to transfer such claims, including claims currently pending before Judge Pointer, to itself and ordered that Court to decide whether to make such a transfer. On
July 30, 1996, the District Court declined to order such a transfer. The Company appealed that decision and on May 8, 1997, the United States Court of Appeals for the Sixth Circuit ordered the Federal District Court for the Eastern District of Michigan to transfer the claims against the Company to the Eastern District of Michigan. In its order, the Sixth Circuit went on to state that once transfer had been accomplished, that the District Court should index and cross reference the transferred claims so that "in any proceeding in which a motion for abstention is filed, the District Court may make the required abstention determinations and adequately state its reasoning as to each such proceeding." On May 13, 1997, United States District Court Judge Denise Page Hood ordered that all breast implant claims currently pending against the Company as to which judgment has not been entered, whether pending in state or federal courts, are transferred to the United States District Court, Eastern District of Michigan. Judge Hood set June 27, 1997 as the date for a status conference to address the transfer order and any motions for abstention.
   Judge Hood's May 13 order transferred the Louisiana state court breast implant case, Spitzfaden v. Dow Corning, et al., to the United States District Court, Eastern District of Michigan.
The plaintiffs in that case filed an emergency motion to transfer, or abstain and remand, the case back to the Louisiana state court. Plaintiffs' motion will be heard by Judge Hood on May 19, 1997.

                               --- Page 20 ---

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

Seldane
In July 1992, two class action lawsuits were filed in the United States District Court for the Western District of Missouri alleging that Marion Merrell Dow Inc. ("MMD"), then a subsidiary of the Company, violated the federal securities laws as a result of alleged false statements and omissions regarding the drug Seldane. The suits, which were brought by purchasers of MMD stock and sought unquantified damages, also named the Company as a defendant, principally because of its status as an alleged "controlling person" of MMD. In addition to seeking recovery against MMD and the Company, the suits named as defendants a variety of entities and individuals including certain Directors of MMD (some of whom are also Directors of the Company) and certain underwriters of a 1992 offering of MMD stock. Subsequently, plaintiffs filed a consolidated amended class action complaint in the same court consolidating the two previously filed complaints and captioned In re Marion Merrell Dow Securities Litigation (the "Seldane Securities Litigation"). The consolidated amended class action complaint does not name the Company as a defendant but reserves the right to name the Company in the future should discovery disclose a basis for doing so. In December 1992, plaintiffs and the Company entered into an agreement conditionally tolling the statute of limitations as to any action against the Company.
  On May 2, 1997, Judge Howard F. Sachs of the United States District Court for the Western District of Missouri entered an order approving a January 24, 1997 stipulation of settlement entered into by the parties to the Seldane Securities Litigation. The stipulation of settlement provides, among other things, that, as of the effective date of the settlement, each of the defendants, including certain Directors of the Company, and each past or present controlling shareholder and affiliated entity of MMD, which includes the Company, shall be released from any and all claims that were, or might have been, asserted in or related to the matters referred to in the Seldane Securities Litigation.

Environmental Matters
On May 31, 1994, the EPA filed an action against the Company alleging violations of the Clean Water Act at the Company's Ludington, Michigan site. Proposed civil fines totaled $125,000. On March 19, 1997, the Company paid an $80,000 civil fine in this matter pursuant to a Consent Agreement and Final Order.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit No.                Description of Exhibit
       -----------                -----------------------
           27                     Financial Data Schedule

(b)  Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Company during the first quarter of 1997.


The following trademarks of The Dow Chemical Company appear in this report: Elite, Insite and Methocel.

The following trademark of DowElanco or its affiliates appears in this report: Tracer.

                               --- Page 21 ---



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




                             THE DOW CHEMICAL COMPANY
                             ------------------------
                                    Registrant




Date:    May 15, 1997
---------------------





                                                        G. Michael Lynch
                                                        ----------------
                                                        G. Michael Lynch
                                                  Vice President & Controller
                                                   (Chief Accounting Officer)

                               --- Page 22 ---