Form 10-Q
period 1997-06-30
DOW CHEMICAL CO /DE/
filed 1997-08-08
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934



                      FOR THE QUARTER ENDED June 30, 1997

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



       Not applicable
       --------------
       (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
       requirements for the past 90 days. Yes    X        No
                                          --------        --------


                                                      Outstanding at
                 Class                                 June 30, 1997
                                                      --------------

     Common Stock, $2.50 par value                  227,973,479 shares
     -----------------------------                  ------------------

                             --- Page 1 ---



                         THE DOW CHEMICAL COMPANY

                             Table of Contents



                                                                      Page
                                                                      ----
Part I - Financial Information

         Item 1. Financial Statements

                    Consolidated Statements of Income                   3

                    Consolidated Balance Sheets                         4

                    Consolidated Statements of Cash Flows               6

                    Commitments and Contingent Liabilities              7

                    Accounting Policies                                 9

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   10

                    Second Quarter Earnings Announcement               10

                    Acquisitions and Divestitures                      12

                    Changes in Financial Condition                     13

                    Results of Operations                              14


Part II - Other Information

         Item 1. Legal Proceedings                                     20

         Item 4. Submission of Matters to a Vote of Security Holders   24

         Item 6. Exhibits and Reports on Form 8-K                      24

         Signature                                                     25

         Exhibit 27                                                    26

                             --- Page 2 ---




PART I. FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
------------------------------
The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
-------------------------------------------------------------------------------------
                                             Three Months Ended    Six Months Ended
(Unaudited)                                   June 30,  June 30,   June 30, June 30,
In millions, except for share amounts            1997      1996       1997     1996
-------------------------------------------------------------------------------------
Net Sales                                      $5,366    $5,176    $10,358  $10,158
-------------------------------------------------------------------------------------
Operating Costs and Expenses
  Cost of sales                                 3,836     3,539      7,451    6,923
  Insurance and finance company
     operations, pretax income                     (8)      (14)       (36)     (36)
  Research and development expenses               199       194        386      385
  Promotion and advertising expenses              111       102        182      187
  Selling and administrative expenses             405       446        774      913
  Amortization of intangibles                      11        13         24       22
  -----------------------------------------------------------------------------------
  Total operating costs and expenses            4,554     4,280      8,781    8,394
-------------------------------------------------------------------------------------
Operating Income                                  812       896      1,577    1,764
-------------------------------------------------------------------------------------
Other Income (Expense)
  Equity in earnings of 20%-50% owned companies    25        24         39       40
  Interest expense and amortization of debt      (124)     (118)      (246)    (242)
  Interest income and foreign exchange-net         60        75        144      150
  Sundry income - net (Note B)                    217        62        280      110
  -----------------------------------------------------------------------------------
  Total other income (expense)                    178        43        217       58
-------------------------------------------------------------------------------------
Income before Provision for Taxes on Income
   and Minority Interests                         990       939      1,794    1,822
-------------------------------------------------------------------------------------
Provision for Taxes on Income                     370       344        659      670
-------------------------------------------------------------------------------------
Minority Interests' Share in Income                48        48        109      127
-------------------------------------------------------------------------------------
Preferred Stock Dividends                           1         1          3        3
-------------------------------------------------------------------------------------
Net Income Available for Common Stockholders      571       546      1,023    1,022
-------------------------------------------------------------------------------------
Average Common Shares Outstanding               229.9     247.7      233.8    249.3
-------------------------------------------------------------------------------------
Earnings per Common Share                       $2.48     $2.20      $4.38    $4.10
-------------------------------------------------------------------------------------
Common Stock Dividends Declared per Share       $0.87     $0.75      $1.62    $1.50
-------------------------------------------------------------------------------------
Depreciation                                     $309      $308       $603     $616
-------------------------------------------------------------------------------------
Capital Expenditures                             $247      $341       $492     $605
-------------------------------------------------------------------------------------


Notes to Financial Statements
-----------------------------
Note A: The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended
 December 31, 1996.
Note B: In June 1997, the Company completed the sale of 45 million shares of Destec Energy, Inc. to NGC Acquisition Corporation for $21.65 per share.This transaction resulted in a profit before tax of approximately $186 million reflected in Other Income - Sundry on the Consolidated Statement of Income.
 The impact on the Company's after tax earnings was $0.43 per share. Note C: In June 1997, the Company purchased the outstanding
 40 percent share in DowElanco from Eli Lilly and Company for an amount of $900 million plus Lilly's share of undistributed earnings. This transaction resulted in the Company owning 100 percent of DowElanco.

                             --- Page 3 ---



The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------
                                                        June 30,  Dec. 31,
In millions                          (Unaudited)           1997     1996
--------------------------------------------------------------------------
  Assets
--------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                             $1,186   $1,903
  Marketable securities and interest-bearing deposits      194      399
  Accounts and notes receivable:
     Trade (less allowance for doubtful receivables-
             1997, $70; 1996, $63)                       3,125    2,985
     Other                                               1,435    1,411
  Inventories:
     Finished and work in process                        2,117    2,267
     Materials and supplies                                532      548
  Deferred income tax assets-current                       296      317
  ------------------------------------------------------------------------
  Total current assets                                   8,885    9,830
--------------------------------------------------------------------------
Investments
  Capital stock at cost plus equity in accumulated
     earnings of 20%-50% owned companies                 1,062    1,387
  Other investments                                      2,277    2,060
  Noncurrent receivables                                   344      437
  ------------------------------------------------------------------------
  Total investments                                      3,683    3,884
--------------------------------------------------------------------------
Property
  Property                                              22,954   23,737
  Less accumulated depreciation                         15,196   15,253
  ------------------------------------------------------------------------
  Net property                                           7,758    8,484
--------------------------------------------------------------------------
Other Assets
  Goodwill (net of accumulated amortization-
             1997, $172; 1996, $159)                     1,499      899
  Deferred income tax assets-noncurrent                    673      669
  Deferred charges and other assets                        823      907
  ------------------------------------------------------------------------
  Total other assets                                     2,995    2,475
--------------------------------------------------------------------------
Total Assets                                           $23,321  $24,673
--------------------------------------------------------------------------
See Notes to Financial Statements.

                             --- Page 4 ---



The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

--------------------------------------------------------------------------
                                                      June 30,  Dec. 31,
In millions                       (Unaudited)             1997     1996
--------------------------------------------------------------------------
  Liabilities and Stockholders' Equity
--------------------------------------------------------------------------
Current Liabilities
  Notes payable                                        $   658  $   665
  Long-term debt due within one year                       242      607
  Accounts payable:
     Trade                                               1,345    1,596
     Other                                                 790      724
  Income taxes payable                                     928      567
  Deferred income tax liabilities-current                   78       64
  Dividends payable                                        203      184
  Accrued and other current liabilities                  1,504    1,597
  ------------------------------------------------------------------------
  Total current liabilities                              5,748    6,004
--------------------------------------------------------------------------
Long-Term Debt                                           4,141    4,196
--------------------------------------------------------------------------
Other Noncurrent Liabilities
  Deferred income tax liabilities-noncurrent               832    1,005
  Pension and other postretirement benefits-noncurren    1,868    1,896
  Other noncurrent obligations                           1,611    1,493
  ------------------------------------------------------------------------
  Total other liabilities                                4,311    4,394
--------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                1,568    2,091
--------------------------------------------------------------------------
Temporary Equity
  Temporary equity-other                                    17        0
  Preferred stock at redemption value                      126      128
  Guaranteed ESOP obligation                               (94)     (94)
  ------------------------------------------------------------------------
  Total temporary equity                                    49       34
--------------------------------------------------------------------------
Stockholders' Equity
  Common stock                                             818      818
  Additional paid-in capital                               431      307
  Retained earnings                                     11,973   11,323
  Unrealized gains on investments                          264      192
  Cumulative translation adjustments                      (406)    (363)
  Minimum pension liability                                (22)     (22)
  Treasury stock, at cost                               (5,554)  (4,301)
  ------------------------------------------------------------------------
  Net stockholders' equity                               7,504    7,954
--------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity             $23,321  $24,673
--------------------------------------------------------------------------

See Notes to Financial Statements.

                             --- Page 5 ---



The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------
                                                      Six Months Ended
                                                       June 30, June 30,
In millions                       (Unaudited)             1996     1996
-------------------------------------------------------------------------
Operating Activities
  Income from Continuing Operations                     $1,023   $1,022
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        644      655
      Provision for deferred income tax                    (48)      14
      Undistributed earnings of 20%-50%
        owned companies                                    (24)     (21)
      Minority interests' share in income                  109      127
      Net gain on sales of consolidated companies         (186)       -
      Net gain on sales of property                        (15)       -
      Other-net                                             16       (6)
  Changes in assets and liabilities that
    provided (used) cash:
      Accounts receivable                                 (217)    (254)
      Inventories                                          149      156
      Accounts payable                                    (206)    (263)
      Other assets and liabilities                         718       61
  -----------------------------------------------------------------------
  Cash provided by operating activities                  1,963    1,491
-------------------------------------------------------------------------
Investing Activities
  Purchases of property                                   (492)    (605)
  Proceeds from sales of property                           31       71
  Purchases of consolidated companies                   (1,257)    (223)
  Proceeds from sale of consolidated companies             907        -
  Investments in unconsolidated affiliates                 (12)    (618)
  Purchases of investments                              (1,251)  (1,042)
  Proceeds from sales of investments                     1,302    1,140
  -----------------------------------------------------------------------
  Cash used by investing activities                       (772)  (1,277)
-------------------------------------------------------------------------
Financing Activities
  Changes in short-term notes payable                       13    1,244
  Payments on long-term debt                              (388)    (672)
  Proceeds from issuance of long-term debt                  29       39
  Purchases of treasury stock                           (1,253)    (866)
  Proceeds from sales of common stock                      111      210
  Distributions to minority interests                      (55)     (49)
  Dividends paid to stockholders                          (359)    (381)
-------------------------------------------------------------------------
  Cash used in financing activities                     (1,902)    (475)
-------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                     (6)      (5)
-------------------------------------------------------------------------
Summary
  Decrease in cash and cash equivalents                   (717)    (266)
  Cash and cash equivalents at beginning of year         1,903    2,839
-------------------------------------------------------------------------
  Cash and cash equivalents at end of period            $1,186   $2,573
-------------------------------------------------------------------------

See Notes to Financial Statements.

                             --- Page 6 ---


COMMITMENTS AND CONTINGENT LIABILITIES

In January 1994, Dow Corning Corporation (Dow Corning), in which Dow is a 50 percent shareholder, announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million.
   As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
   Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code on May 15, 1995. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.
   On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
   The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
   Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
   It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

                             --- Page 7 ---

   Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company has accrued $310 million at June 30, 1997, for environmental matters including $13 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
   In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
   Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
   Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $221 million, $204 million and $252 million in 1996, 1995 and 1994, respectively.
   At December 31, 1996, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to twenty years. In general, such commitments were at prices not in excess of current market prices. The table below shows the fixed and determinable portion of the take or pay and throughput obligations:

Fixed and Determinable Portion of Obligations (in millions)

-----------------------------------------------
1997                                    $   223
1998                                        191
1999                                        121
2000                                         95
2001                                         69
2002 through expiration of contracts        726
-----------------------------------------------
Total                                    $1,425
-----------------------------------------------

   In addition to the take or pay obligations at December 31, 1996, the Company had outstanding purchase commitments which range from one to eighteen years for steam, electrical power, materials, property, and other items used in the normal course of business of approximately $200 million. In general, such commitments were at prices not in excess of current market prices. Prior to the sale of Destec the Company also had commitments as of December 31, 1996 for loan guarantees, related to Destec, of $1,282 million and outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $310 million.

                             --- Page 8 ---


ACCOUNTING POLICIES

For new property released to operations after December 31, 1996, the Company has changed from an accelerated method to the straight line method of depreciation. The change reflects improvements in the Company's engineering and maintenance practices which result in property not being subject to high maintenance costs or substantially reduced productivity in the later years of its useful life. In addition, the change to the straight-line method conforms to predominant industry practice. This change is not expected to have a material impact on 1997 results.
   The following accounting policy relating to commodity derivative contracts supplements Note A to the Financial Statements, and is provided in accordance with the provisions of Rule 210.4-08(n) of Regulation S-X, which became effective in the Company's second quarter:
   The Company enters into various commodity contracts, including futures, options and swap agreements to hedge its purchase of commodity products used in the Company's business. These contracts are predominantly settled in cash. For those contracts which are designated as and effective as hedges, gains and losses are accounted for as part of the basis of the related commodity purchases. For contracts accounted for as hedges that are terminated before their maturity date, the gain or loss is deferred and included in the basis of the related commodity purchases. Commodity contracts not accounted for as hedges are marked-to-market at the end of each accounting period with the related gains and losses recognized in income currently.

                             --- Page 9 ---


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


SECOND QUARTER EARNINGS ANNOUNCEMENT (JULY 24, 1997)

DOW ANNOUNCES INCREASED SECOND QUARTER EARNINGS
_________________________________________________________________________

                     Second Quarter of 1997 Highlights
                     ---------------------------------

      Earnings per share were $2.48 versus $2.20 for the same period last year. Excluding one-time events, earnings per share for the quarter were $2.25.

      Sales were $5.4 billion, up 4 percent from a year ago based on strong volume growth.

      Operating income, excluding one-time charges, was $900 million versus $896 million for the same period in 1996.
      Including these charges, operating income was $812 million.

      Net income rose 5 percent to $571 million from $546 million a year ago.

---------------------------------------------------------------------------
(In millions, except for per share amounts)
                                        3 Months Ended       6 Months Ended
                                            June 30              June 30
                                        1997      1996       1997      1996
                                        ----      ----       ----      ----

Net Sales                             $ 5,366  $ 5,176    $10,358   $10,158
Net Income Available for Common
  Stockholders                        $   571  $   546    $ 1,023   $ 1,022
Average Common Shares Outstanding       229.9    247.7      233.8     249.3

Earnings Per Common Share             $  2.48  $  2.20    $  4.38   $  4.10
---------------------------------------------------------------------------

Review of Quarterly Results
The Dow Chemical Company today announced sales of $5.4 billion, net income of $571 million, and earnings of $2.48 per share for the second quarter of 1997. Excluding one-time events, earnings were $2.25 per share, an improvement over the same quarter in 1996.

"Dow's second quarter earnings improvement reflects the effect of the company's strategically balanced product portfolio, the impact of above average volume growth, and continued expense control. The improvement was achieved despite unfavorable currency effects and mixed prices," said J. Pedro Reinhard, executive vice president and chief financial officer. "We are extremely pleased with how our strategy has allowed us to sustain this high-level earnings performance over two and a half years."

                             --- Page 10 ---

Sales for the quarter were $5.4 billion, up 4 percent from the same period a year ago. Volume gains of 8 percent were partially offset by a 4 percent decline in prices, mostly from currency.

Earnings per share for the quarter were up 13 percent from the same period a year ago. Dow Chemical's second quarter earnings were impacted by a number of one-time events that contributed a net of 23 cents to the company's earnings per share of $2.48. These events included a gain on the sale of Dow's majority stake in Destec, Inc., and charges related to insurance restructuring, the shutdown of an ethylene cracker in Texas, and charges DowElanco made at the time of the purchase of Eli Lilly and Co.'s
40 percent stake in this joint venture.   Excluding these one-
time events, Dow's second quarter earnings per share were $2.25.

Dow's operating income was $900 million, excluding one-time charges, a slight improvement from last year's level. Including the nonrecurring charges, operating income was $812 million.

Dow continued to experience strong worldwide volume growth, with each of its core businesses recording gains. This growth, combined with reduced operating expenses and the favorable impact of currency on costs, offset a price decline of $200 million from the second quarter of 1996. Prices were down in all geographies and all core business segments versus a year ago with the exception of Plastics. Since the first quarter of 1997, however, price declines in most businesses have either slowed or stabilized.

Dow's combined Performance segments posted sales of $2.7 billion, 3 percent higher than the second quarter of 1996. Performance Chemicals posted a 10 percent increase in sales due to volume growth in the Emulsion Polymers and Specialty Chemicals businesses and DowElanco's acquisition of controlling interest in Mycogen, a biotechnology company. Price declines from last year's high levels, one-time events, and an unfavorable currency impact on sales resulted in lower year-over-year operating income for both the Performance segments. However, operating income for these segments was higher than the first quarter of 1997 and they contributed about 60 percent of Dow's total operating income.

Plastics recorded sales of $1.1 billion, up 9 percent from a year ago. Operating income for the segment was equal to the second quarter of 1996. Polystyrene prices were down significantly from the same period a year ago, offsetting volume gains in the emerging economies. The Polyethylene business is experiencing continued strong volume and improved pricing in North America and Europe.

Chemicals and Metals had higher sales due to strong volume gains and equaled their earnings performance of a year ago. Prices for ethylene glycol, ethylene dichloride and vinyl chloride monomer were up versus the second quarter of 1996. Caustic prices, which have declined steadily for the past five quarters, appear to have stabilized since the first quarter of 1997.

Dow continued its share repurchase program, buying back over 6 million shares, reducing its overall outstanding shares by 7 percent versus a year ago.

                             --- Page 11 ---


ACQUISITIONS AND DIVESTITURES

In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (referred to herein as BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995 with legal closing anticipated during 1997. The Company will include the financial results of BSL effective with the legal closing date.
   On closing, the Company will acquire 80 percent ownership in BSL for an investment of approximately $180 million. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $150 million. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities.
   The Company is building several new facilities at the BSL sites including Dowlex linear low density polyethylene, polypropylene, aniline and acrylic acid plants, and is upgrading the chlorine plant and steam cracker. A multi-feedstock liquid pipeline is being constructed from the port of Rostock to the Boehlen site, as well as harbor facilities, terminals and pump stations. As part of the restructuring, several facilities at BSL are being closed and demolished.
   In January 1996, the Company and The Hartford Steam Boiler Inspection and Insurance Company (HSB) formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC. The new company provides environmental, information technology and strategic chemical management services to industries and governments worldwide. The book value of the net assets transferred by the Company was $33 million. HSB holds a put option requiring the Company to purchase HSB's interest in Radian International LLC during 1998 for approximately $150 million.
   In January 1996, the Company acquired an 80 percent share in EniChem's INCA International SpA subsidiary, a producer of polyethylene terephthalate (PET) resin and its major precursor, purified terephthalic acid (PTA). The investment by the Company was $155 million.
   In April 1996, the Company and E.I. duPont de Nemours and Company formed, through the transfer of net assets and existing businesses, a 50:50 joint venture named DuPont Dow Elastomers L.L.C. The new company focuses on the discovery, development, production and sale of thermoset and thermoplastic elastomer products. The book value of the net assets transferred by the Company was $527 million.
   Through the sales of shares in Oasis Pipeline in June and November 1996, the Company reduced its ownership from 70 percent to 30 percent, recognizing pretax gains of $43 million and $77 million, respectively.
   In October 1996, DowBrands Inc., a wholly owned subsidiary of the Company, and Melitta Bentz KG formed, through the transfer of net assets and existing businesses, a 35:65 joint venture named Cofresco Frischhalteprodukte GmbH & Co. KG. The new company focuses on the sale of food care products in Western Europe. The book value of the net assets transferred by the Company was $29 million.
   In January 1996, DowElanco, a then 60 percent owned joint venture, entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158 million, acquired approximately a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to over 50 percent.
   In June 1997, the Company purchased the outstanding 40 percent share in DowElanco, an agricultural chemicals joint venture, from Eli Lilly and Company for an amount of $900 million plus Lilly's share of undistributed earnings. This transaction resulted in the Company owning 100 percent of DowElanco.
   Dow announced in February 1997 that it had agreed, subject to regulatory approvals, to the merger of Destec Energy, Inc. and NGC Corporation. In June 1997, the Company completed the sale of all of its 45 million shares of Destec Energy, Inc to NGC Acquisition Corporation for $21.65 per share. This transaction resulted in a pretax gain of $186 million for the Company, or $0.43 per share on an after tax basis.
   In August 1997, Dow made a public tender offer to acquire all of the shares of Sentrachem Limited, a South African global chemical company for approximately $425 million. Sentrachem has annual sales of about 5 billion South African Rand (approximately $1 billion). Its main businesses are specialty chemicals and agricultural chemicals.

                             --- Page 12 ---


CHANGES IN FINANCIAL CONDITION

The following tables represent total debt and working capital at June 30, 1997 versus December 31, 1996.

                                        June 30,     Dec. 31,     Increase
In millions                                 1997         1996    (Decrease)
---------------------------------------------------------------------------
Notes payable                            $   658      $   665     $    (7)
Long-term debt due within one year           242          607        (365)
Long-term debt                             4,141        4,196         (55)
---------------------------------------------------------------------------
   Total debt                            $ 5,041      $ 5,468     $  (427)
---------------------------------------------------------------------------

  At June 30, 1997, the Company had unused and available credit facilities with various United States and foreign banks totaling
$1.9 billion in support of commercial paper borrowings and working capital requirements. Additional unused credit facilities totaling $1.3 billion are available for use by foreign subsidiaries.

                                        June 30,     Dec. 31,     Increase
In millions                                 1997         1996    (Decrease)
---------------------------------------------------------------------------
Cash and cash equivalents                 $1,186       $1,903      $(717)
Marketable securities and
 interest-bearing deposits                   194          399       (205)
Accounts and notes receivable - net        4,560        4,396        164
Inventories:
   Finished and work in process            2,117        2,267       (150)
   Materials and supplies                    532          548        (16)
Deferred income tax assets-current           296          317        (21)
---------------------------------------------------------------------------
  Total current assets                     8,885        9,830       (945)
---------------------------------------------------------------------------
  Total current liabilities                5,748        6,004       (256)
---------------------------------------------------------------------------
  Working capital                         $3,137       $3,826      $(689)
---------------------------------------------------------------------------

  This has been a very active second quarter and first half year for Dow in terms of cash flow. Cash provided by operating activities was in excess of $2 billion for the six months ended June 1997 and the sale of Destec provided a further $974 million. This cash was used to purchase the outstanding 40 percent of DowElanco for $1.2 billion, to repurchase Dow stock for $1.3 billion, reduce net debt by $427 million and other normal activities. This resulted in a decrease in cash and cash equivalents and marketable securities and interest-bearing deposits of $922 million. (See the Consolidated Statements of Cash Flows and Acquisitions and Divestitures sections for more detail).
  The Company had a strong position at June 30, 1997 of $1.4 billion in cash, cash equivalents, marketable securities and interest-bearing deposits and a sound positive cash flow from operations. This position supported the redemption in July 1997 for approximately $900 million of the outstanding limited partners' capital accounts (minority interest) in DowBrands L.P. In addition to this financial restructuring, Goldman, Sachs & Co. has been retained to explore strategic options with regard to DowBrands.


                                           June 30,     Dec. 31,
Balance Sheet Ratios                           1997         1996
-----------------------------------------------------------------
Current assets over current liabilities       1.5:1        1.6:1
Days-sales-outstanding-in-receivables            45           45
Days-sales-in-inventory                          79           87
Debt as a percentage of total capitalization   35.6         35.2


  The Company purchased 6.4 million shares of common stock during the second quarter of 1997 or 15.2 million shares for the six months ended June 30, 1997 as part of its overall stock repurchase program. The Company's average shares outstanding for the first half of 1997 was 234 million, a decrease of 6 percent from the average shares outstanding for the first half of 1996.
   In May 1997, the Board of Directors announced a quarterly dividend of 87 cents per share, which was paid on July 30, 1997 to shareholders of record on June 30, 1997. The announced dividend reflects an increase of 16 percent, or 12 cents per share. This was the 342nd consecutive quarterly dividend and in each instance Dow has maintained or increased the dividend.

                             --- Page 13 ---

RESULTS OF OPERATIONS
---------------------
(Unaudited)
The Dow Chemical Company and Subsidiaries
-----------------------------------------

Industry and Geographic Segments
-------------------------------------------------------------------------
                                    Three Months Ended  Six Months Ended
                                      June 30, June 30, June 30, June 30,
In millons                                1997     1996     1997     1996
-------------------------------------------------------------------------
Industry segment sales
     Performance Plastics               $1,340   $1,373   $2,605   $2,718
     Performance Chemicals               1,316    1,198    2,528    2,349
     Plastics                            1,056      966    2,066    1,894
     Chemicals and Metals                  788      768    1,495    1,500
     Hydrocarbons and Energy               616      595    1,193    1,148
     Diversified Businesses
      and Unallocated                      250      276      471      549
     --------------------------------------------------------------------
     Total                              $5,366   $5,176  $10,358  $10,158
-------------------------------------------------------------------------
Industry segment operating income (loss)
     Performance Plastics                  257      325      468      642
     Performance Chemicals                 233      237      445      485
     Plastics                              222      223      443      394
     Chemicals and Metals                  207      205      368      394
     Hydrocarbons and Energy                 0      (20)      (6)     (29)
     Diversified Businesses
      and Unallocated                     (107)     (74)    (141)    (122)
     ---------------------------------------------------------------------
     Total                                $812     $896   $1,577   $1,764
--------------------------------------------------------------------------
Geographic sales
     United States                      $2,416   $2,287   $4,624   $4,462
     Europe                              1,629    1,655    3,216    3,334
     Rest of World                       1,321    1,234    2,518    2,362
     ---------------------------------------------------------------------
     Total                              $5,366   $5,176  $10,358  $10,158
--------------------------------------------------------------------------
Geographic operating income
     United States                        $305     $346     $636     $692
     Europe                                225      275      456      538
     Rest of World                         282      275      485      534
     ---------------------------------------------------------------------
     Total                                $812     $896   $1,577   $1,764
--------------------------------------------------------------------------


Industry and Geographic Segment Sales Volume and Price
------------------------------------------------------------------
                                           Three Months Ended
                                             June 30, 1997
Percentage change from prior year       Volume    Price    Total
------------------------------------------------------------------
Industry segment
     Performance Plastics                   6%      (8)%     (2)%
     Performance Chemicals                 16%      (6)%     10%
     Plastics                               8%       1%       9%
     Chemicals and Metals                   9%      (6)%      3%
     Hydrocarbons and Energy               (1)%      5%       4%
     Diversified Businesses
      and Unallocated                      (9)%      0%      (9)%
     -------------------------------------------------------------
     Total                                  8%      (4)%      4%
------------------------------------------------------------------
Geographic segment
     United States                           6%      0%       6%
     Europe                                  9%    (11)%     (2)%
     Rest of World                           8%     (1)%      7%
     -------------------------------------------------------------
     Total                                   8%     (4)%      4%
------------------------------------------------------------------






------------------------------------------------------------------
                                           Six Months Ended
                                             June 30, 1997
Percentage change from prior year       Volume    Price    Total
------------------------------------------------------------------
Industry segment
     Performance Plastics                   4%      (8)%     (4)%
     Performance Chemicals                 14%      (6)%      8%
     Plastics                               7%       2%       9%
     Chemicals and Metals                   5%      (5)%      0%
     Hydrocarbons and Energy               (4)%      8%       4%
     Diversified Businesses
      and Unallocated                     (15)%      1%     (14)%
     -------------------------------------------------------------
     Total                                  5%      (3)%      2%
------------------------------------------------------------------
Geographic segment
     United States                           3%      1%       4%
     Europe                                  5%     (9)%     (4)%
     Rest of World                          11%     (4)%      7%
     -------------------------------------------------------------
     Total                                   5%     (3)%      2%
------------------------------------------------------------------

                             --- Page 14 ---

The following are selected data for the three months and six months ended June 30, 1997 and 1996.

                                      Three Months Ended      Six Months Ended
Dollars in millions,               June 30,     June 30,    June 30,  June 30,
except for share amounts              1997          1996       1997      1996
------------------------              ----          ----       ----      ----

Cost of sales                      $3,836         $3,539     $7,451    $6,923
% of sales                             71%            68%        72%       68%

Research and development,
 promotion and advertising,
 selling and administrative
 expenses                             715            742      1,342     1,485

Operating income                      812            896      1,577     1,764
% of sales                             15%            17%        15%       17%

Equity in earnings of
 20%-50% owned companies               25             24         39        40

Effective tax rate                   37.4%          36.6%      36.7%     36.8%

Net income available
 for common stockholders              571            546      1,023     1,022

Earnings per common share           $2.48          $2.20      $4.38     $4.10

Operating rate percentage              91%            89%        92%       88%


Net sales for the second quarter of 1997 were $5.4 billion, an increase of 4 percent from $5.2 billion in the same period last year. The increase was primarily due to a volume increase of 8 percent, which was partially offset by a price decrease of 4 percent. Of the 4 percent price decline in the quarter, unfavorable currency impact accounted for 3 percent and local prices declined by only 1 percent. Prices were up in Plastics (polyethylene) and Hydrocarbons and Energy, but declined in all other industry segments. Sales for the six months of 1997 were $10.4 billion and $10.2 billion for the same period last year. Price declined 3 percent for this period versus the same period last year, with the strengthening dollar accounting for 2.5 percent.
   Volume in the second quarter of 1997 was up 8 percent due to good volume growth in all major industry and geographic segments for the quarter compared to the same quarter last year. For the six months ended June 1997 versus the six months ended June 1996 volume has increased 5 percent. The volume growth has been maintained by higher capacity utilization of 92 percent versus 88 percent for the six months ending June 1997 and 1996, respectively, as well as volume from acquisitions that were not in the 1996 base.
   Net income was $571 million or $2.48 a share for the three
months ended June 1997 versus $546 million or    $2.20 a share
for the same period last year. This improvement in net income included a positive impact of $0.23 per share from one time events: the sale of Destec and charges for insurance restructuring, DowElanco charges made at the time of the purchase of Eli Lilly and Company's 40 percent ownership in this joint venture, the Centennial deferred stock program and the shutdown of an ethylene cracker in Texas. Of this, the Destec sale contributed $0.43 a share. For the six months ended June 1997 the net income was $1,023 million compared to $1,022 million for the same period 1996. The impact of the stronger dollar, most notably against the North European and Pacific currencies, on the three and six months ended June 1997 compared to the same periods last year, was not significant to the Company's profitability.

                             --- Page 15 ---

PERFORMANCE PLASTICS
Performance Plastics sales of $1,340 million were down 2 percent from $1,373 million in the second quarter of 1996 due to an 8 percent decrease in price. Volume was up 6 percent reflecting solid growth in all businesses. Operating income for this segment decreased 21 percent to $257 million, from $325 million in the second quarter of 1996.
   Polyurethanes sales were slightly down versus the second quarter of 1996 on lower prices partly offset by higher volume. Prices, though still lower than last year's elevated levels, have stabilized and are showing some strength going forward. The polyol and methylene diphenyl diisocyanate (MDI) supply situation has tightened in Europe and in North America due to strong demand. Operating income was down substantially from a year ago due mainly to lower selling prices, as well as higher propylene costs.
   Sales of epoxies and intermediates were down about 1 percent versus second quarter of 1996. Prices declined 7 percent but price increases have been implemented in the United States, Europe and Latin America reversing a 12 month downward trend. Demand remains strong and it is expected that the operating rates will remain at capacity for the foreseeable future. Operating income for this business was down 25 percent largely due to price and the cost of planned plant maintenance shutdowns.
   Engineering plastics sales for the quarter declined 8 percent versus the second quarter of 1996. Volume grew 7 percent against a 15 percent price decline. Price was adversely affected by excess industry capacity in both ABS and polycarbonate which pushed prices lower. Operating income, however, improved versus the second quarter of 1996 due to volume gains and improved manufacturing costs.
   Adhesives, sealants and coatings experienced another good quarter with sales increasing in the second quarter of 1997 versus the same period last year due to volume growth. Operating income for this quarter increased 7 percent compared to the second quarter of 1996.
   Fabricated products sales for the second quarter of 1997 declined 7 percent from the same period last year despite a 2 percent volume gain. This caused the operating income for this business to decline 42 percent this quarter versus the second quarter of 1996.
   For the six months of 1997, sales in Performance Plastics were $2,605 million, down 4 percent against $2,718 million in the first six months of 1996. Operating income was $468 million for the first half of 1997, down from $642 million for the same period last year. Price decline was the major factor contributing to the reduced operating income for this segment.

PERFORMANCE CHEMICALS
Sales for Performance Chemicals in the second quarter were $1,316 million, an increase of 10 percent from $1,198 million in the same quarter last year. Volume was up 16 percent with a portion of this due to the Mycogen sales that were not in the 1996 comparative numbers. Sales prices were down 6 percent. Operating income for the segment decreased 2 percent to $233 million for the second quarter of 1997 from $237 million a year ago.
   Specialty chemicals continued to show good sales results. While sales were up versus last year, operating income declined, primarily due to lower prices and currency effect. Most products in this segment recovered volume in Europe from a slow 1996 and sales continue to grow quite well in the Pacific.
   Emulsion polymers sales were up 3 percent compared to last year as volume increased by 16 percent and prices decreased by 13 percent. Volume growth was due to particular success in capturing polymer sales to new coated paper facilities globally, while maintaining share in existing applications. Competitors are active outside of North America thereby creating price pressure. Styrene selling prices remain low. Operating income for the business was virtually flat with the second quarter of 1996.
   Agricultural products sales for the second quarter of 1997 increased 18 percent versus the same period last year, with much of that gain coming from the inclusion of Mycogen. Operating income was flat from the same quarter last year due to one time charges DowElanco made at the time of the purchase of Lilly's 40 percent share in DowElanco, costs related to the launch of Tracer, and severance and litigation costs incurred in Mycogen.
   Sales for the six months of 1997 for Performance Chemicals were $2,528 million, up 8 percent from $2,349 million for the same period last year. Volume grew 14 percent and prices declined 6 percent. Mycogen sales in the first six months of 1997 was the major contributor in the volume growth. Operating income for the period was $445 million, a decline from $485 million for the same period last year.

                             --- Page 16 ---

PLASTICS
Plastics sales in the second quarter of 1997 were $1,056 million, up 9 percent from $966 million a year ago, with volume up 8 percent and prices up 1 percent. The price gain was due to the improvement in polyethylene prices, while volume improved across all businesses in this segment versus a year ago. Plastics operating income for the first six months of 1997 was $222 million, flat with last year's $223 million.
   Polyethylene sales improved 15 percent in the second quarter versus the same period last year. This business benefited from increased volume and improved prices when measured against the same period last year, particularly in North America and Europe. Polyethylene remains in a sold-out mode. Operating income for polyethylene increased over the second quarter of 1996 due to improved volume and price.
   Polystyrene pricing continues to be under pressure. Prices were down substantially versus a year ago, but this was offset by good volume resulting in sales being flat. Volume was up primarily due to demand in Eastern Europe, Asia Pacific and the addition of the acquisition of Estireno do Nordeste SA in Latin America. As a result of polystyrene industry capacity additions, near term price improvement is not expected. Operating income was significantly down over the second quarter of 1996 due to price declines.
   Sales for the six months of 1997 for Plastics were $2,066 million, up 9 percent from $1,894 million for the same period last year. Volume grew 7 percent and prices increased 2 percent. These improvements were both attributable to the improvement in polyethylene. Operating income for the period was $443 million, an improvement from $394 million for the same period last year.

CHEMICALS AND METALS
Chemical and Metals sales in the second quarter of 1997 were $788 million, up 3 percent from $768 million in the second quarter of 1996. Volume for the segment grew 9 percent, while prices declined 6 percent. Ethylene dichloride (EDC), vinyl chloride monomer (VCM) and ethylene glycol (EG) sales reflected strong volume growth in this quarter versus the same quarter last year. Volume was particularly strong in caustic sales, but prices showed a major decline when compared to the same quarter last year. Prices for caustic appear to have stabilized towards the end of the quarter, with North America showing modest increases. Operating income for this segment remained flat from $205 million in the second quarter of 1996 to $207 million in the second quarter of 1997. Higher volume and prices for EDC, VCM and EG offset the lower caustic pricing.
   Sales for the six months of 1997 for Chemical and Metals were $1,495 million, down slightly from $1,500 million for the same period last year. Volume grew 5 percent and prices decreased 5 percent. Operating income for the period was $368 million, a decrease from $394 million for the same period last year.

HYDROCARBONS AND ENERGY
Sales for Hydrocarbons and Energy in the second quarter of 1997 were $616 million, up 4 percent from $595 million a year ago. Prices were up 5 percent, while volume was down 1 percent. Ethylene prices have stabilized at higher levels than last year. Styrene prices remain depressed, particularly in Asia Pacific. The Company shut down an ethylene cracker in Texas which created a one time charge. Feedstock costs were about flat with the second quarter of last year but substantially down from the first quarter of this year. Operating income for the quarter was break-even, an improvement from an operating loss of $20 million in the second quarter of 1996.
   Sales for the first half of 1997 were $1,193 million an increase from $1,148 million for the first half of last year. The increase was due to a price increase of 8 percent partially offset by a volume decline of 4 percent. Operating income improved from a loss of $29 million for the six months ended June 1996 to a loss of $6 million for the same period this year.

DIVERSIFIED BUSINESSES AND UNALLOCATED
Diversified Businesses sales were $250 million, down 9 percent from $276 million in the second quarter of 1996. Operating income for this segment declined from a loss of $74 million in the second quarter of 1996 to an operating loss of $107 million in the second quarter of 1997. The major factors contributing to the increased loss were the charges relating to insurance restructuring and the deferred stock award program offered to all employees, as part of the Company's centennial celebration.
   Consumers products sales were reduced due, in part, to the fact that the DowBrands European sales are now part of the Cofresco joint venture and are no longer consolidated. Operating income increased in the second quarter 1997 compared to the same period last year.
   New Business sales were lower than the second quarter of 1996 while the operating loss improved over the same period.

                             --- Page 17 ---

   Sales for the first half of 1997 were $471 million, a decrease from $549 million for the first half of last year. The decrease was due, in the main, to the fact that the DowBrands European sales are now part of the Cofresco joint venture with Melitta and are no longer consolidated. Operating income declined from a loss of $122 million for the six months ended June 1996 to a loss of $141 million for the same period this year. The major factors contributing to the increased loss were the charges relating to insurance restructuring and the deferred stock awards related to the Company's centennial celebration.

COMPANY SUMMARY

Manufacturing Costs
Dow's global plant operating rate for its chemicals and plastics businesses was 91 percent, up from 89 percent in the second quarter of 1996. Unit manufacturing costs for these businesses, adjusted for volume but not mix, were up 1 percent compared to the second quarter of 1996.

Other Income (Expense)
Equity in earnings of 20%-50% owned companies increased $1 million in the second quarter of 1997 compared to the corresponding period a year ago.
   Net financial expenses, which are the total of interest expense, interest income and foreign exchange, increased to $64 million this quarter, compared to $43 million in the second quarter of 1996. The increased financial expense was attributable to all the above mentioned categories with interest income decrease being the largest contributor.
   Sundry income includes a variety of both income and expense items including royalty income, dividends from investments, and gains or losses on sales of investments and assets. For the three months ended June 1997, sundry income included a $186 million favorable impact related to the sale of Destec.

Provision for Taxes on Income
The effective tax rate for the second quarter was 37.4 percent an increase compared to 36.6 percent in the second quarter of 1996.
The increase was primarily due to the sale of Destec.

Net Income Available for Common Stockholders
The second quarter of 1997 net income was $571 million or $2.48 per share. The second quarter of 1996 net income was $546 million or $2.20 per share. The improvement in net income included some one time events with a net impact of $0.23 per share: the profit on the sale of Destec, charges for insurance restructuring, the DowElanco charges made at the time of the purchase of Eli Lilly and Company's 40 percent ownership in this joint venture, the Centennial deferred stock program and the shutdown of an ethylene cracker in Texas. Excluding these one-time charges, the earnings per share would have been $2.25 per share. For the six months ended June 1997 the net income was $1,023 million compared to $1,022 million for the same period 1996. The impact of the stronger dollar, most notably against the North European and Pacific currencies, on the three and six months ended June 1997 compared to the same periods last year, was not significant to the Company's profitability.

Minority Interest
Minority interest of $48 million for the three months ended June 1997 was flat versus the same period last year. Minority interest will reduce substantially after this quarter due to the fact that DowElanco, Destec and DowBrands L.P. no longer impact this line item. The DowElanco and Destec transactions were completed in June 1997 and DowBrands L.P. minority interest was repurchased in July 1997.

Expectations for the Remainder of 1997
Dow has completed two very successful quarters in 1997, during which the Company has absorbed over $300 million in lower prices and almost $250 million in higher hydrocarbon and energy costs compared to the same period last year, but operating income has dropped by only $187 million. The Company sustained the high level of earnings longer than many predicted.
    Dow is now benefiting from the volume and cost productivity measures enacted over the past few years. The outlook for volume growth in most businesses is optimistic, with much of this growth supplied from incremental expansions with low capital expenditures and minimal increase in fixed costs. Hydrocarbon feedstock costs have come back down from elevated fourth quarter of 1996 levels and have the potential to be slightly lower in the third quarter of 1997. It is expected that hydrocarbon feedstock costs for the year 1997 will be roughly equal to those of 1996.

                             --- Page 18 ---

    On a macro-economic basis, the global economy continues to grow at a respectable rate. The United States has increased growth projections and Europe's GDP is improving. There have been changes in the robust rates in some parts of Asia Pacific, but that is to be expected as these new economies work through their national issues. Latin America and Asia Pacific overall still provide good growth opportunities.
    From an industry perspective, volume growth is strong. Supply/demand issues will be key, and there has been some extension of current ethylene prices due to industry outages, the Company's shutdown of an ethylene cracker in Texas, and the delay/cancellation of some other crackers. It is expected that ethylene prices will be stable through the third quarter 1997, but will be more uncertain in the fourth quarter of 1997 as the industry awaits the eventual trade-off of effects from the timing on industry outages and announced industry expansions.
   More specifically for Dow, prices have stabilized in several businesses including polyurethanes, epoxy and caustic, with some potential for improvement in the third quarter of 1997. Overall, demand is strong and the Company's plants are running at high operating rates. Dow is continuing its emphasis on cost containment and expense reduction. Based on these factors, 1997 is expected to be another good year.

                             --- Page 19 ---


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters
The Company and Corning Incorporated ("Corning") are each 50 percent stockholders in Dow Corning Corporation ("Dow Corning"). Dow Corning, and in many cases the Company and Corning as well, have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain stockholders of the Company have filed separate consolidated class action complaints alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. All individual defendants in this case have been dismissed without prejudice.
The Company and one of its former officers have also been sued in two separate class action complaints (now consolidated) alleging that the defendants violated duties imposed by the federal securities laws regarding disclosure of information material to a reasonable investor's assessment of the magnitude of the Company's exposure to direct liability in silicone breast implant litigation.
     On May 15, 1995, Dow Corning announced that it had voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, all claims against Dow Corning (although not against its co-defendants) are automatically stayed.
   It is impossible to predict the outcome of each of the above described legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote, except as described below.
   In January 1994, Dow Corning announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"); litigation and claims outside the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million. As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to the Company. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
   Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and will not recognize its 50 percent share of future equity earnings while Dow Corning remains in Chapter 11.
   On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims asserted against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.

                             --- Page 20 ---

   Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December
1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
   In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow
Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that, under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a stockholder in Dow
Corning could give rise to liability under a negligence theory.
Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
   After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeals for the 4th District affirmed the trial court's order granting summary judgment to the Company. On January 15, 1997, the California Supreme Court granted plaintiffs' petition for a review of that order. The Michigan ruling was made final on March 20, 1997. This decision may be appealed by plaintiffs. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated
New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. New York's highest court subsequently denied plaintiffs' petition for review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration by the trial courts. The Company expects that plaintiffs will file motions to reconsider in some states as a result of Judge Pointer's April 25, 1995 decision. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. The trial of the first phase of this case commenced on March 17, 1997. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the state product liability cases.
   The Company is also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning.
Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company.
On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25, 1995 decision, and granted the Company's request to enter a final judgment in its favor. The United States Court of Appeals for the Eighth Circuit affirmed the summary judgment in favor of the Company on May 16, 1997.

                             --- Page 21 ---

   On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's stockholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices
Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed similar cross-claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris
County product liability cases.
   In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas
County, Texas, granted the Company's motion for summary judgment
"in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
   Three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. The Company has appealed the verdict. The Company has filed a claim in Dow Corning's bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the Nevada verdict.
   With the principal exception of the cases filed in Michigan and approximately 500 cases filed in Texas, Dow Corning or the Company have removed virtually all cases originally filed in state courts across the country to various federal courts. The removed cases have been, in most instances, transferred to Judge Pointer for pre-trial proceedings. Plaintiffs have asked Judge Pointer to remand those cases back to their states of origin, and the Company has opposed that motion. On April 9, 1996, the United States Court of Appeals for the Sixth Circuit ruled that because silicone gel breast implant claims against the Company (and certain other parties) were "related to" Dow Corning's bankruptcy, the federal District Court for the Eastern District of Michigan had the power to transfer such claims, including claims currently pending before Judge Pointer, to itself and ordered that Court to decide whether to make such a transfer. On
July 30, 1996, the District Court declined to order such a transfer. The Company appealed that decision and on May 8, 1997, the United States Court of Appeals for the Sixth Circuit ordered the Federal District Court for the Eastern District of Michigan to transfer the claims against the Company to the Eastern District of Michigan. In its order, the Sixth Circuit went on to state that once transfer had been accomplished, that the District Court should index and cross reference the transferred claims so that "in any proceeding in which a motion for abstention is filed, the District Court may make the required abstention determinations and adequately state its reasoning as to each such proceeding." On May 13, 1997, United States District Court Judge Denise Page Hood ordered that all breast implant claims currently pending against the Company as to which judgment has not been entered, whether pending in state or federal courts, are transferred to the United States District Court, Eastern District of Michigan. On August 1, 1997, Judge Hood issued her case management order with respect to the transferred claims, and ordered that all implant claims later filed in federal or state courts against the Company should likewise be transferred. On
August 5, 1997, the Tort Committee in Dow Corning's bankruptcy case filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the May 8, 1997 decision of the Sixth Circuit.
   Judge Hood's May 13 order transferred the Louisiana state court breast implant case, Spitzfaden v. Dow Corning, et al., to the United States District Court, Eastern District of Michigan.
The plaintiffs in that case filed an emergency motion to transfer, or abstain and remand, the case back to the Louisiana state court. On May 21, 1997, Judge Hood "abstain(ed) from the claims involved in Phases I and II" of that case resulting in its return to the Louisiana state court and the resumption of the trial. The Company has sought review of Judge Hood's May 21 decision by the United States Court of Appeals for the Sixth
Circuit.

                             --- Page 22 ---

   It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its stockholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, will have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

                             --- Page 23 ---


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of The Dow Chemical Company was held on May 15, 1997. At that meeting the following directors were elected: Arnold A. Allemang, Fred P. Corson, Willie D. Davis, Michael L. Dow, Michael D. Parker, J. Pedro Reinhard and Paul G. Stern. In addition, the terms of the following directors continued after that meeting: Jacqueline K. Barton, David T. Buzzelli, Anthony J. Carbone, John C. Danforth, Joseph L. Downey, Enrique C. Falla, Barbara Hackman Franklin, Allan D. Gilmour, Frank P. Popoff, Harold T. Shapiro and William S. Stavropoulos.

The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter
---------------------

                                                                                 Broker

                                 For      Against      Withheld   Abstentions   Nonvotes
                             -----------------------------------------------------------
1.  Election of Directors:
      Class II
Fred P. Corson               193,591,833     n/a       4,915,121       n/a         n/a
Willie D. Davis              193,950,769     n/a       4,556,185       n/a         n/a
Michael L. Dow               194,197,988     n/a       4,308,965       n/a         n/a
Michael D. Parker            193,564,785     n/a       4,942,169       n/a         n/a
J. Pedro Reinhard            193,613,486     n/a       4,893,468       n/a         n/a
Paul G. Stern                194,095,972     n/a       4,410,982       n/a         n/a

      Class III
Arnold A. Allemang           194,413,893     n/a       5,093,060       n/a         n/a

2.  Ratification of the
Selection of Deloitte &
Touche LLP as the
Company's Independent
Auditors for 1997            196,913,318    684,762       n/a        908,873        0

3.  Authorization of the
Amendment of the 1988
Award and Option Plan        174,491,608   20,950,523     n/a       3,064,822       0

n/a - not applicable



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        Exhibit No.                Description of Exhibit
        -----------                ----------------------
             27                    Financial Data Schedule

(b)  Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Company during the second quarter of 1997.



The following trademark of DowElanco or its affiliates appears in this report: Tracer.

                             --- Page 24 ---







                                SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          THE DOW CHEMICAL COMPANY
                          ------------------------
                                  Registrant




Date:    August 8, 1997
-----------------------





                                               G. Michael Lynch
                                         ---------------------------
                                               G. Michael Lynch
                                         Vice President & Controller
                                         (Chief Accounting Officer)

                             --- Page 25 ---