Form 10-Q
period 1997-09-30
DOW CHEMICAL CO /DE/
filed 1997-11-12
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934



              FOR THE QUARTER ENDED September 30, 1997

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



   Not applicable
   --------------
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No X
                                                             ------   -----


                                                   Outstanding at
               Class                             September 30, 1997
               -----                             ------------------

     Common Stock, $2.50 par value               226,755,739 shares
     -----------------------------               -----------------

                        --- Page 1 ---


                      THE DOW CHEMICAL COMPANY

                          Table of Contents



                                                                     Page
                                                                     ____
Part I - Financial Information

         Item 1.  Financial Statements

                     Consolidated Statements of Income                 3

                     Consolidated Balance Sheets                       4

                     Consolidated Statements of Cash Flows             6

                     Commitments and Contingent Liabilities            7

                     Accounting Policies                               9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 10

                     Third Quarter Earnings Announcement              10

                     Acquisitions and Divestitures                    12

                     Changes in Financial Condition                   13

                     Results of Operations                            14


Part II - Other Information

         Item 1.  Legal Proceedings                                   19

         Item 6.  Exhibits and Reports on Form 8-K                    22

         Signature                                                    23

         Exhibit 27                                                   24

                        --- Page 2 ---



PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
-----------------------------
The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
------------------------------------------------------------------------------

                                     Three Months Ended   Nine Months Ended
                                     Sept. 30, Sept. 30, Sept. 30,  Sept. 30,
In millions, except for share amounts     1997      1996      1997       1996
------------------------------------------------------------------------------
Net Sales                               $4,857    $4,992   $15,215    $15,150
------------------------------------------------------------------------------
Operating Costs and Expenses
Cost of sales                             3,530    3,552    10,981     10,475
  Insurance and finance company
   operations, pretax income                (35)     (14)      (71)       (50)
  Research and development expenses          197     182       583        567
  Promotion and advertising expenses         101      94       283        281
  Selling and administrative expenses        377     418     1,151      1,331
  Amortization of intangibles                 17      14        41         36
------------------------------------------------------------------------------
  Total operating costs and expenses       4,187   4,246    12,968     12,640
 -----------------------------------------------------------------------------
Operating Income                             670     746     2,247      2,510
------------------------------------------------------------------------------
Other Income (Expense)
  Equity in earnings of nonconsolidated
   companies                                 (18)     25        21         65
  Interest expense and amortization of
   debt discount                            (113)   (112)     (359)      (354)
  Interest income and foreign exchange-net    23      72       167        222
  Sundry income - net (Note B)                98      56       378        166
------------------------------------------------------------------------------
  Total other income (expense)               (10)     41       207         99
------------------------------------------------------------------------------
Income before Provision for Taxes on Income
  and Minority Interests                     660     787     2,454      2,609
------------------------------------------------------------------------------
Provision for Taxes on Income                236     283       895        953
------------------------------------------------------------------------------
Minority Interests' Share in Income            -      33       109        160
------------------------------------------------------------------------------
Preferred Stock Dividends                      2       2         5          5
------------------------------------------------------------------------------
Net Income Available for Common Stockholders 422     469     1,445      1,491
------------------------------------------------------------------------------
Average Common Shares Outstanding          227.9   244.4     231.9      247.7
------------------------------------------------------------------------------
Earnings per Common Share                  $1.85   $1.92     $6.23      $6.02
------------------------------------------------------------------------------
Common Stock Dividends Declared per Share  $0.87   $0.75     $2.49      $2.25
------------------------------------------------------------------------------
Depreciation                                $287    $332      $890       $948
------------------------------------------------------------------------------
Capital Expenditures                        $310    $311      $802       $916
------------------------------------------------------------------------------

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

Note B: In June 1997, the Company completed the sale of 45 million shares of Destec Energy, Inc. to NGC Acquisition Corporation for $21.65 per share. This transaction resulted in a profit before tax of approximately $186 million reflected in Other Income - Sundry on the Consolidated Statement of Income. The impact on the Company's after tax earnings was $0.43 per share.

Note C: In June 1997, the Company purchased the outstanding 40 percent share in DowElanco from Eli Lilly and Company for an amount of $900 million plus Lilly's share of undistributed earnings. This transaction resulted in the Company owning 100 percent of DowElanco.

Note D: In September 1997, the Company finalized the purchase of 80 percent of the shares in BSL Olefinverbund GmbH (BSL) from the German Government in a privatization agreement, for an amount of $206 million. BSL will be recorded as a nonconsolidated company until the end of the restructuring period in the year 2000.

                        --- Page 3 ---


The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
------------------------------------------------------------------------------
                                                         Sept. 30,   Dec. 31,
In millions      (Unaudited)                                  1997       1996
------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                $   277    $ 1,903
  Marketable securities and interest-bearing deposits          194        399
  Accounts and notes receivable:
     Trade (less allowance for doubtful receivables-
           1997, $70; 1996, $60)                             2,887      2,985
     Other                                                   1,722      1,411
  Inventories:
     Finished and work in process                            2,158      2,267
     Materials and supplies                                    527        548
  Deferred income tax assets-current                           184        317
------------------------------------------------------------------------------
  Total current assets                                       7,949      9,830
------------------------------------------------------------------------------
Investments
  Capital stock at cost plus equity in accumulated
    earnings of nonconsolidated companies                    1,222      1,387
  Other investments                                          2,625      2,060
  Noncurrent receivables                                       364        437
------------------------------------------------------------------------------
  Total investments                                          4,211      3,884
------------------------------------------------------------------------------
Property
  Property                                                  22,960     23,737
  Less accumulated depreciation                             15,243     15,253
------------------------------------------------------------------------------
  Net property                                               7,717      8,484
------------------------------------------------------------------------------
Other Assets
  Goodwill (net of accumulated amortization-
           1997, $191; 1996, $167)                           1,507        899
  Deferred income tax assets-noncurrent                        498        669
  Deferred charges and other assets                            863        907
------------------------------------------------------------------------------
  Total other assets                                         2,868      2,475
------------------------------------------------------------------------------
Total Assets                                               $22,745    $24,673
------------------------------------------------------------------------------
See Notes to Financial Statements.

                        --- Page 4 ---


The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
------------------------------------------------------------------------------
                                                         Sept. 30,   Dec. 31,
In millions      (Unaudited)                                  1997       1996
------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                            $   880    $   665
  Long-term debt due within one year                            47        607
  Accounts payable:
     Trade                                                   1,344      1,596
     Other                                                     971        724
  Income taxes payable                                         502        567
  Deferred income tax liabilities-current                       88         64
  Dividends payable                                            204        184
  Accrued and other current liabilities                      1,668      1,597
------------------------------------------------------------------------------
  Total current liabilities                                  5,704      6,004
------------------------------------------------------------------------------
Long-Term Debt                                               4,318      4,196
------------------------------------------------------------------------------
Other Noncurrent Liabilities
  Deferred income tax liabilities-noncurrent                   785      1,005
  Pension and other postretirement benefits-noncurrent       1,847      1,896
  Other noncurrent obligations                               1,701      1,493
------------------------------------------------------------------------------
  Total other liabilities                                    4,333      4,394
------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                      645      2,091
------------------------------------------------------------------------------
Temporary Equity
  Temporary equity-other                                                    0
  Preferred stock at redemption value                          125        128
  Guaranteed ESOP obligation                                   (94)       (94)
------------------------------------------------------------------------------
  Total temporary equity                                        49         34
------------------------------------------------------------------------------
Stockholders' Equity
  Common stock                                                 818        818
  Additional paid-in capital                                   483        307
  Retained earnings                                         12,197     11,323
  Unrealized gains on investments                              355        192
  Cumulative translation adjustments                          (396)      (363)
  Minimum pension liability                                    (22)       (22)
  Treasury stock, at cost                                   (5,739)    (4,301)
------------------------------------------------------------------------------
  Net stockholders' equity                                   7,696      7,954
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 $22,745    $24,673
------------------------------------------------------------------------------
See Notes to Financial Statements.

                        --- Page 5 ---



The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
---------------------------------------------------------------------
                                                   Nine Months Ended
                                                   Sept. 30  Sept. 30
In millions                       (Unaudited)          1997     1996
---------------------------------------------------------------------
Operating Activities
  Net Income Available for Common Stockholders     $ 1,445  $ 1,491
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    948      984
      Provision for deferred income tax                130      161
      Undistributed earnings of
        nonconsolidated companies                        4      (34)
      Minority interests' share in income              109      160
      Net gain on sales of consolidated companies     (186)       -
      Net gain on sales of property                    (33)       -
      Other-net                                        (39)     (16)
  Changes in assets and liabilities that
    provided (used) cash:
      Accounts receivable                             (213)    (180)
      Inventories                                      111       55
      Accounts payable                                 (88)    (253)
      Other assets and liabilities                     598      223
  -------------------------------------------------------------------
  Cash provided by operating activities              2,786    2,591
---------------------------------------------------------------------
Investing Activities
  Purchases of property                               (802)    (916)
  Proceeds from sales of property                       51       90
  Purchases of consolidated companies               (1,270)    (224)
  Proceeds from sale of consolidated companies         907        -
  Purchases from outside investors in limited par     (909)       -
  Investments in unconsolidated affiliates            (201)    (824)
  Proceeds from sale of unconsolidated affiliates        -      151
  Purchases of investments                          (1,977)  (1,571)
  Proceeds from sales of investments                 1,805    1,563
  -------------------------------------------------------------------
  Cash used by investing activities                 (2,396)  (1,731)
---------------------------------------------------------------------
Financing Activities
  Changes in short-term notes payable                  283      893
  Payments on long-term debt                          (621)    (681)
  Proceeds from issuance of long-term debt             244      281
  Purchases of treasury stock                       (1,444)  (1,061)
  Proceeds from sales of common stock                  146      221
  Distributions to minority interests                  (64)     (71)
  Dividends paid to stockholders                      (553)    (564)
  -------------------------------------------------------------------
  Cash used in financing activities                 (2,009)    (982)
---------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                 (7)      (5)
---------------------------------------------------------------------
Summary
  Decrease in cash and cash equivalents             (1,626)    (127)
  Cash and cash equivalents at beginning of year     1,903    2,839
  -------------------------------------------------------------------
  Cash and cash equivalents at end of period       $   277  $ 2,712
---------------------------------------------------------------------

See Notes to Financial Statements.

                        --- Page 6 ---


COMMITMENTS AND CONTINGENT LIABILITIES

In January 1994, Dow Corning Corporation (Dow Corning), in which Dow is a 50 percent shareholder, announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million.
    As  a  result  of the Dow Corning actions,  the  Company
recorded  its 50 percent share of the charges,  net  of  tax benefits available to Dow. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
    Dow  Corning  reported an after tax  net  loss  of  $167
million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code on May 15, 1995. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
    On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
   The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
    The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
    Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
    It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

                        --- Page 7 ---

    Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company has accrued $289 million at September 30, 1997 for environmental matters, including $12 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
   In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
    Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
    Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
    A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $221 million, $204 million and $252 million in 1996, 1995 and 1994, respectively.
   At December 31, 1996, the Company had various outstanding commitments for take-or-pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices. The table below shows the fixed and determinable portion of the take-or-pay and throughput obligations:

Fixed and Determinable Portion of Obligations (in millions)

-----------------------------------------------------
1997                                          $   223
1998                                              191
1999                                              121
2000                                               95
2001                                               69
2002 through expiration of contracts              726
-----------------------------------------------------
Total                                          $1,425
-----------------------------------------------------

    In addition to the take-or-pay obligations at December 31, 1996, the Company had outstanding purchase commitments which range from one to 18 years for steam, electrical power, materials, property, and other items used in the normal course of business of approximately $200 million. In general, such commitments were at prices not in excess of current market prices. Prior to the sale of Destec, the
Company also had commitments as of December 31, 1996, for loan guarantees related to Destec of $1,282 million, and outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $310 million.

                        --- Page 8 ---


ACCOUNTING POLICIES

For new property released to operations after December 31, 1996, the Company has changed from an accelerated method to the straight line method of depreciation. The change reflects improvements in the Company's engineering and maintenance practices which result in property not being subject to high maintenance costs or substantially reduced productivity in the later years of its useful life. In addition, the change to the straight-line method conforms to predominant industry practice. This change is not expected to have a material impact on 1997 results.
    The following accounting policy relating to commodity derivative contracts supplements Note A in the Company's
Form 10-K for the year ended December 31, 1996, and is provided in accordance with the provisions of Rule 210.4-08(n) of Regulation S-X, which became effective in the Company's second quarter of 1997.
    The Company enters into various commodity contracts, including futures, options and swap agreements to hedge its purchase of commodity products used in the Company's business. These contracts are predominantly settled in cash. For those contracts which are designated as and effective as hedges, gains and losses are accounted for as part of the basis of the related commodity purchases. For contracts accounted for as hedges that are terminated before their maturity date, the gains or losses are deferred and included in the basis of the related commodity purchases. Commodity contracts not accounted for as hedges are marked-to-market at the end of each accounting period with the related gains and losses recognized in income currently.

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


THIRD QUARTER EARNINGS ANNOUNCEMENT (OCTOBER 23, 1997)

DOW REPORTS THIRD QUARTER EARNINGS OF $1.85
---------------------------------------------------------------------------

Third Quarter of 1997 Highlights
--------------------------------

   Earnings per share were $1.85, continuing Dow's high level of earnings performance for the third consecutive year.

   Dow's  improved  product  mix  and  strategic  focus   on
   performance  businesses  contributed  to  strong   volume
   gains   and  helped  offset  currency  impacts,  yielding
   operating income of $670 million.

   Third  quarter  sales were $4.9 billion compared  to  $5
   billion a year ago.
---------------------------------------------------------------------------

(In millions, except for per share amounts)

                                    3 Months Ended        9 Months Ended
                                      September 30         September 30
                                     1997      1996       1997       1996
                                     ----      ----       ----       ----

Net Sales                          $4,857     $4,992   $15,215    $15,150
Operating Income                   $  670     $  746   $ 2,247    $ 2,510
Net  Income Available for Common   $  422     $  469   $ 1,445    $ 1,491
  Stockholders
Average Common Shares Outstanding   227.9      244.4     231.9      247.7

Earnings Per Common Share          $ 1.85     $ 1.92   $  6.23    $  6.02
---------------------------------------------------------------------------

Review of Quarterly Results
The  Dow  Chemical  Company today announced  sales  of  $4.9 billion, operating income of $670 million, and earnings per share of $1.85 for the third quarter of 1997.

"We're pleased to see that our strategic initiatives supported by continuing economic growth have sustained a high level of earnings for a third consecutive year," said
J. Pedro Reinhard, executive vice president and chief financial officer. "Dow performed very well in the third quarter in the face of a stronger U.S. dollar, particularly affecting Europe, and currency volatility in Southeast Asia. Our strong performance was due to robust volume growth and our focused efforts to manage Dow's business portfolio for more consistent earnings growth going forward."

                        --- Page 10 ---


Third  Quarter  Earnings  Announcement  (October  23,  1997)
(Continued)

Sales for the quarter were $4.9 billion, down just slightly from the same period a year ago. Third quarter volume gains of 3 percent partially offset a 6 percent decline in overall pricing, substantially due to the impact of a stronger dollar on overseas sales. Dow posted significant year-over-year volume gains in its high-value areas of emphasis, including a 13 percent gain in Performance Chemicals and 9 percent gains in both Performance Plastics and Plastics. These gains were partially offset by volume declines in Chemicals & Metals, mainly due to plant outages, and in Hydrocarbons & Energy due to the sale of Destec in the second quarter.

In addition to strong volume growth, Dow reduced operating expenses by 3 percent in the third quarter and continued to see the positive effects of recent portfolio restructuring efforts. As a result, despite a negative impact of about $155 million due to unfavorable currency and declining prices, operating income was down only $76 million to $670 million from $746 million in the third quarter of 1996.

Dow's combined Performance segments recorded sales of $2.3 billion, 2 percent higher than the third quarter of 1996, and operating income of $333 million. Sales in Europe contributed significantly to these results, with volume growth of greater than 10 percent in each Performance segment. On a global basis, the Specialty Chemicals business was particularly strong, posting a 13 percent volume gain which, coupled with productivity improvements, outweighed price declines. Operating expenses associated with our biotechnology investment in Agricultural Products resulted in lower year-over-year operating income for the Performance Chemicals segment.

Plastics recorded sales of $1 billion, up 4 percent versus a year ago. Polyethylene sales increased 3 percent compared to the third quarter of 1996, reflecting a 5 percent volume gain and modest local price improvements that were partially offset by unfavorable currency effects. Demand continued to be strong in Europe, where Dowlex* polyethylene resins posted record sales in September.

Sales for Chemicals & Metals were down 8 percent from a year ago due to volume and price declines. The lower volume was due to plant outages at Fort Saskatchewan and the sale of the North American and European coolants businesses in the second quarter. Caustic prices were down versus a year ago but are improving from second quarter levels.

Dow continued its share repurchase program, buying back over 2 million shares in the third quarter, reducing its overall outstanding shares by 7 percent versus a year ago.

"Demand looks favorable for the fourth quarter, and the fundamentals indicate a solid finish to the year for Dow,"
Reinhard said.

* Trademark of The Dow Chemical Company

                        --- Page 11 ---


ACQUISITIONS AND DIVESTITURES

In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (referred to herein as BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995.
    In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $172 million. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $150 million. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. The Company will include the financial results of BSL as a nonconsolidated company until the end of the restructuring period.
    In January 1996, the Company and The Hartford Steam Boiler Inspection and Insurance Company (HSB) formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC. This company provides environmental, information technology and strategic chemical management services to industries and governments worldwide. The book value of the net assets transferred by the Company was $33 million. In September 1997, HSB notified the Company that it intends to exercise its right to sell its interest in Radian International LLC to the Company in January 1998 for approximately $140 million.
   In January 1996, the Company acquired an 80 percent share in EniChem's INCA International SpA subsidiary, a producer of polyethylene terephthalate (PET) resin and its major precursor, purified terephthalic acid (PTA). The investment by the Company was $155 million.
   In April 1996, the Company and E.I. duPont de Nemours and Company formed, through the transfer of net assets and existing businesses, a 50:50 joint venture named DuPont Dow Elastomers L.L.C. This company focuses on the discovery, development, production and sale of thermoset and thermoplastic elastomer products. The book value of the net assets transferred by the Company was $527 million.
   Through the sales of shares in Oasis Pipeline in June and November 1996, the Company reduced its ownership from 70 percent to 30 percent, recognizing pretax gains of $43 million and $77 million, respectively.
     In October 1996, DowBrands Inc., a wholly owned subsidiary of the Company, and Melitta Bentz KG formed, through the transfer of net assets and existing businesses, a 35:65 joint venture named Cofresco Frischhalteprodukte GmbH & Co. KG. This company focuses on the sale of food care products in Western Europe. The book value of the net assets transferred by the Company was $29 million.
   In January 1996, DowElanco, a then 60 percent owned joint venture, entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158 million, acquired approximately a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to over 50 percent.
    In June 1997, the Company purchased the outstanding 40 percent share in DowElanco, an agricultural chemicals joint venture, from Eli Lilly and Company for an amount of $900 million plus Lilly's share of undistributed earnings. This transaction resulted in the Company owning 100 percent of DowElanco.
    In June 1997, the Company completed the sale of all of its 45 million shares of Destec Energy, Inc to NGC Acquisition Corporation for $21.65 per share. This transaction resulted in a pretax gain of $186 million for the Company, or $0.43 per share on an after tax basis.
   In August 1997, Dow made a public tender offer to acquire all of the shares of Sentrachem Limited, a South African global chemical company, for approximately $425 million. Sentrachem has annual sales of about 5 billion South African Rand (approximately $1 billion). Its main businesses are specialty chemicals and agricultural chemicals. The Company awaits regulatory approval from the United States Federal Trade Commission.
    In October 1997, the Company announced the sale of the DowBrands business to S.C. Johnson & Son, Inc. for an amount in excess of $1 billion, subject to customary government approvals. This transaction is expected to result in a gain in the fourth quarter of 1997.

                        --- Page 12 ---


CHANGES IN FINANCIAL CONDITION

The following tables represent total debt and working capital at September 30, 1997 versus December 31, 1996.

                                         Sept. 30,    Dec. 31,    Increase
In millions                                   1997        1996   (Decrease)
---------------------------------------------------------------------------
Notes payable                               $  880      $  665      $ 215
Long-term debt due within one year              47         607       (560)
Long-term debt                               4,318       4,196        122
---------------------------------------------------------------------------
   Total debt                               $5,245      $5,468      $(223)
---------------------------------------------------------------------------

   At September 30, 1997, the Company had unused and available credit facilities with various United States and foreign banks totaling $1.9 billion in support of commercial paper borrowings and working capital requirements. Additional unused credit facilities totaling $1.3 billion are available for use by foreign subsidiaries.

                                         Sept. 30,    Dec. 31,    Increase
In millions                                   1997        1996   (Decrease)
---------------------------------------------------------------------------
Cash and cash equivalents                   $  277     $ 1,903     $(1,626)
Marketable  securities and
  interest-bearing deposits                    194         399        (205)
Accounts and notes receivable - net          4,609       4,396         213
Inventories:
   Finished and work in process              2,158       2,267        (109)
   Materials and supplies                      527         548         (21)
Deferred income tax assets-current             184         317        (133)
---------------------------------------------------------------------------
  Total current assets                       7,949       9,830      (1,881)
---------------------------------------------------------------------------
  Total current liabilities                  5,704       6,004        (300)
---------------------------------------------------------------------------
  Working capital                           $2,245     $ 3,826     $(1,581)
---------------------------------------------------------------------------

  Operating activities provided cash of $2.8 billion for the nine months ended September 1997, and the sale of Destec provided a further $974 million. Cash was used to purchase the outstanding 40 percent of DowElanco for $1.2 billion, to repurchase Dow stock for $1.4 billion, to purchase the limited partners' capital accounts (minority interest) in DowBrands L.P of $909 million, to reduce total debt by $223 million, and for other normal activities. This resulted in a decrease in cash and cash equivalents and marketable securities and interest-bearing deposits of $1.6 billion. (See the Consolidated Statements of Cash Flows and the Acquisitions and Divestitures section for more detail).


                                             Sept. 30,   Dec. 31,
Balance Sheet Ratios                              1997       1996
-----------------------------------------------------------------
Current assets over current liabilities          1.4:1      1.6:1
Days-sales-outstanding-in-receivables               45         45
Days-sales-in-inventory                             82         87
Debt as a percentage of total capitalization      38.5       35.2

   The Company purchased 2.1 million shares of common stock during the third quarter of 1997 and 17.4 million shares for the nine months ended September 30, 1997 as part of its overall stock repurchase program. The Company's average shares outstanding for the nine months of 1997 was 232 million, a decrease of 6 percent from the average shares outstanding for the nine months of 1996. Since the beginning of 1995, the Company has purchased approximately 61 million shares or about 22 percent of its outstanding shares.
   In September 1997, the Board of Directors announced a quarterly dividend of 87 cents per share, which was paid on October 30, 1997 to shareholders of record on September 30, 1997. The announced dividend reflects an increase of 16 percent, or 12 cents per share, versus the same quarter last year. This was the 343rd consecutive quarterly dividend and in each instance Dow has maintained or increased the dividend.

                        --- Page 13 ---


RESULTS OF OPERATIONS

(Unaudited)                         The Dow Chemical Company and Subsidiaries
------------------------------------------------------------------------------

Industry and Geographic Segments
------------------------------------------------------------------------------
                                       Three Months Ended   Nine Months Ended
                                       Sept. 30, Sept. 30, Sept. 30, Sept. 30,
In millons                                  1997      1996      1997      1996
------------------------------------------------------------------------------
Industry segment sales
     Performance Plastics                 $1,345    $1,337    $3,950    $4,055
     Performance Chemicals                   986       942     3,514     3,290
     Plastics                              1,040       999     3,106     2,893
     Chemicals and Metals                    706       771     2,201     2,271
     Hydrocarbons and Energy                 503       646     1,696     1,794
     Diversified Businesses
        and Unallocated                      277       297       748       847
------------------------------------------------------------------------------
     Total                                $4,580    $4,695   $14,467   $14,303
------------------------------------------------------------------------------
Industry segment operating
        income (loss)
     Performance Plastics                    241       275       709       918
     Performance Chemicals                    92       100       537       584
     Plastics                                217       253       660       647
     Chemicals and Metals                    141       203       509       597
     Hydrocarbons and Energy                  (3)      (18)       (9)      (47)
     Diversified Businesses
        and Unallocated                      (18)      (67)     (159)     (189)
------------------------------------------------------------------------------
     Total                                  $670      $746    $2,247    $2,510
------------------------------------------------------------------------------
Geographic sales
     United States                        $2,094    $2,205    $6,718    $6,667
     Europe                                1,466     1,545     4,682     4,879
     Rest of World                         1,297     1,242     3,815     3,604
------------------------------------------------------------------------------
     Total                                $4,857    $4,992   $15,215   $15,150
------------------------------------------------------------------------------
Geographic operating income
     United States                          $235      $287      $871      $979
     Europe                                  250       179       706       717
     Rest of World                           185       280       670       814
 -----------------------------------------------------------------------------
     Total                                  $670      $746    $2,247    $2,510
------------------------------------------------------------------------------


Industry and Geographic Segment Sales Volume and Price
 -----------------------------------------------------------------------------
                               Three Months Ended         Nine Months Ended
Percentage change from           Sept. 30, 1997             Sept. 30, 1997
 prior year                 Volume  Price  Total      Volume    Price    Total
------------------------------------------------------------------------------
Industry segment
     Performance Plastics      9%     (8)%     1%        6%       (9)%     (3)%
     Performance Chemicals    13%     (8)%     5%       14%       (7)%      7%
     Plastics                  9%     (5)%     4%        7%        0%       7%
     Chemicals and Metals     (4)%    (4)%    (8)%       0%       (3)%     (3)%
     Hydrocarbons and Energy (20)%    (2)%   (22)%      (9)%       4%      (5)%
     Diversified Businesses
       and Unallocated        (7)%     1%     (7)%     (12)%       0%     (12)%
------------------------------------------------------------------------------
     Total                     3%     (5)%    (2)%       4%       (3)%      1%
------------------------------------------------------------------------------
Geographic segment
     United States              (2)%  (3)%    (5)%       1%        0%       1%
     Europe                      5%  (10)%    (5)%       4%       (8)%     (4)%
     Rest of World               9%   (5)%     4%       10%       (4)%      6%
------------------------------------------------------------------------------
     Total                       3%   (6)%    (3)%       4%       (4)%      0%
------------------------------------------------------------------------------

                        --- Page 14 ---

The following are selected data for the three months and nine months ended September 30, 1997 and 1996.

                                  Three Months Ended      Nine Months Ended
Dollars in millions,              Sept. 30, Sept. 30,    Sept. 30,   Sept. 30,
except for share amounts             1997      1996         1997        1996
------------------------             ----      ----         ----        ----

Cost of sales                      $3,530    $3,552      $10,981     $10,475
% of sales                             73%       71%          72%         69%

Research and development,
 promotion and advertising,
   selling and administrative
   expenses                           675       694        2,017       2,179

Operating income                      670       746        2,247       2,510
% of sales                             14%       15%          15%         17%

Equity in earnings of
 nonconsolidated companies            (18)       25           21          65

Minority Interests' Share in Income     -        33          109         160

Effective tax rate                   35.8%     36.0%        36.5%       36.5%

Net income available
 for common stockholders              422       469        1,445       1,491

Earnings per common share           $1.85     $1.92        $6.23       $6.02

Operating rate percentage              92%       91%          92%         89%


Net sales for the third quarter of 1997 were $4.9 billion, a decrease of 3 percent from $5.0 billion in the same period last year. The decrease was primarily due to a price decrease of 6 percent, which was partially offset by a volume increase of 3 percent. Volume was particularly strong in Performance Chemicals, up 13 percent, and in Performance Plastics and Plastics, both up 9 percent. The 20 percent volume decline in Hydrocarbons and Energy was due to the sale of Destec in the second quarter of 1997. Volume was up in Europe and the Rest of World, but down slightly in the United States entirely due to the absence of Destec. Of the 6 percent price decline in the quarter compared to the same quarter last year, unfavorable currency impact accounted for 4 percent and local prices declined by 2 percent. Sales for the nine months of 1997 were $15.2 billion, about flat with the same period last year. Volume was up 4 percent while prices declined 4 percent for this period versus the same period last year.
     The decline in equity in earnings of nonconsolidated subsidiary companies in the third quarter of 1997 was primarily the result of unfavorable currency impacts on joint ventures in Thailand and Indonesia. In addition, the absence of the Destec ventures in this quarter that were positive in the third quarter of 1996 added to the decline.
    Minority interests' share in income decreased by $33 million for the three months ended September 1997 versus the same period last year. Minority interest reduced substantially this quarter due to the fact that DowElanco, Destec and DowBrands L.P. no longer impact this line item. The DowElanco and Destec transactions were completed in June 1997, and the DowBrands L.P. minority interest was repurchased in July 1997.
    Net income for the third quarter of 1997 was $422 million or $1.85 per share versus $469 million or $1.92 per share for the third quarter of 1996. Earnings only declined $0.07 per share despite a 6 percent price decline. This price decline was mitigated by increased volume, particularly in the Performance and Plastic segments which strengthened the product mix, lower hydrocarbon and energy costs, and continued productivity improvements. Another factor that supported the earnings per share was the reduced share count due to the share repurchase program. For the nine months ended September 1997, the net income was $1,445 million or $6.23 per share compared to $1,491 million or $6.02 per share for the same period of 1996.

                        ---Page 15 ---

PERFORMANCE PLASTICS
Performance Plastics sales of $1,345 million were up 1 percent from $1,337 million in the third quarter of 1996 due to an 9 percent increase in volume largely offset by a price decrease of 8 percent. Operating income for this segment decreased 12 percent to $241 million, from $275 million in the third quarter of 1996.
   Polyurethanes sales increased versus the third quarter of 1996 on solid volume growth. Prices, though still lower than last year's elevated levels, have stabilized and are showing some strength going forward, particularly in Europe. Operating income was down from a year ago due mainly to the lower selling prices.
    Sales of epoxies and intermediates increased about 6 percent versus third quarter of 1996. Volume was particularly strong which offset lower prices. Prices, however, showed signs of improvement from last quarter. Demand remained strong and operating rates remained at capacity. Operating income for this business was up, as volume growth outweighed the price declines.
   Engineering plastics sales for the quarter declined versus the third quarter of 1996. Volume grew 9 percent against a 14 percent price decline. Operating income improved versus the third quarter of 1996 as productivity improvements outweighed the price declines.
    Adhesives, sealants and coatings sales increased in the third quarter of 1997 versus the same period last year due to volume growth. Operating income for this quarter decreased compared to the third quarter of 1996, due mainly to lower prices.
    Fabricated products sales for the third quarter of 1997 declined primarily due to price decline versus the third quarter of 1996. Styrofoam volume in Europe achieved a new record in shipments. Carbon dioxide blown foam set a new record in sales for this product due to significant sales growth in Eastern Europe, France, Spain and Portugal. Demand was down in North
America where new home construction continued at a slow pace. Operating income decreased in the third quarter of 1997, compared to the same period last year, due to the decline in price and currency, the conversion of two plants to carbon dioxide blowing agents, and the move of the research and development group from Granville, Ohio, to Midland, Michigan.
    For the nine months of 1997, sales in Performance Plastics were $3,950 million, down 3 percent against $4,055 million in the nine months of 1996. Operating income was $709 million for the nine months of 1997, down from $918 million for the same period last year. Price decline was the major factor contributing to the reduced operating income for this segment.

PERFORMANCE CHEMICALS
Sales for Performance Chemicals in the third quarter were $986 million, an increase of 5 percent from $942 million in the same quarter last year. Volume was up 13 percent with a portion of this due to the Mycogen sales that were not in the 1996 comparative numbers. Sales prices were down 8 percent. Operating income for the segment decreased 8 percent to $92 million for the third quarter of 1997 from $100 million a year ago.
    Specialty chemicals continued to show good sales results with substantial volume growth. The oxygenated solvents, polyglycols and alkanolamines product groups all grew in volume by about 18 percent. Europe and Asia Pacific demand was particularly brisk, with Europe's volume up 23 percent with increases across the board. Operating income improved 22 percent on the increased volume and productivity improvements, outweighing price declines.
    Emulsion polymers sales decreased 3 percent for the quarter compared to the same quarter last year as volume increased by 10 percent and prices decreased by 13 percent. Operating income improved significantly with strong volume demand for latex in the European paper industry and improved demand in the North American carpet industry.
    Agricultural products sales for the third quarter of 1997 increased 7 percent versus the same period last year, mostly due to the inclusion of Mycogen sales. In June 1997, the Company purchased the outstanding shares of DowElanco from Eli Lilly and Company, bringing its ownership to 100 percent. The allocation of the purchase price to the assets acquired and liabilities assumed has not yet been completed. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition. Operating income was down from the same quarter last year due to unfavorable currency impact on sales to Europe supplied from plants in the United States, and the inclusion of costs incurred in Mycogen.
    Sales for the nine months of 1997 for Performance Chemicals were $3,514 million, up 7 percent from $3,290 million for the same period last year. Volume grew 14 percent and prices declined 7 percent. Mycogen sales in the first nine months of 1997 was the major contributor to volume growth. Operating income for the period was $537 million, a decline from $584 million for the same period last year.

                        --- Page 16 ---

PLASTICS
Plastics sales in the third quarter of 1997 were $1,040 million, up 4 percent from $999 million a year ago, due to volume growth of 9 percent and a 5 percent price decrease. Virtually all of the price decrease was due to the unfavorable currency effect of the stronger dollar. Plastics operating income for the quarter was $217 million, down from $253 million for the third quarter last year.
    Polyethylene sales improved 3 percent in the third quarter versus the same period last year. Europe performed strongly with good demand and rising local currency prices. Demand also picked up in North America. Operating income for polyethylene decreased over the third quarter of 1996 due to currency effects, higher ethylene costs, and production problems in Latin America that were partially offset by improved volume.
    Polystyrene sales increased in the third quarter of 1997 versus the same period last year with good volume growth mostly offset by price declines. Volume was up primarily due to demand in Europe and Asia Pacific, and the acquisition of Estireno do Nordeste SA in Latin America. As a result of polystyrene industry capacity additions, near term price improvement is not expected. Operating income was significantly down compared to the third quarter of 1996 due to price declines.
    Sales for the nine months of 1997 for Plastics were $3,106 million, up 7 percent from $2,893 million for the same period last year. Volume grew 7 percent and prices were flat. Operating income for the period was $660 million, an improvement from $647 million for the same period last year.

CHEMICALS AND METALS
Chemical and Metals sales in the third quarter of 1997 were $706 million, a decrease of 8 percent from $771 million in the third quarter of 1996. Volume for the segment was down 4 percent, while prices declined 4 percent. Ethylene dichloride (EDC) and vinyl chloride monomer (VCM) extended plant outages in North America, and the sale of the North American and European coolant businesses were the primary reasons for the volume decline. Caustic prices were well below third quarter 1996 levels, but strong demand and announced price increases should improve caustic results. Operating income for this segment of $141 million in the third quarter of 1997 dropped 30 percent from $203 million in the third quarter of 1996, due to lower sales and higher costs as a result of the extended EDC and VCM plant outages.
   Sales for the nine months of 1997 for Chemical and Metals were $2,201 million, down from $2,271 million for the same period last year. Volume was flat and prices decreased 3 percent. Operating income for the period was $509 million, a decrease from $597 million for the same period last year.

HYDROCARBONS AND ENERGY
Sales for Hydrocarbons and Energy in the third quarter of 1997 were $503 million, a decrease of 22 percent from $646 million a year ago. Prices declined by 2 percent and volume declined by 20 percent. The volume decline was due to the absence of Destec which was sold in the second quarter of 1997. Operating income improved from a loss of $18 million in the third quarter of 1996 to a loss of $3 million in the third quarter of 1997.
    Sales for the nine months of 1997 were $1,696 million, a decrease from $1,794 million for the nine months of last year. The decrease was due to a volume decline of 9 percent partially offset by a price increase of 4 percent. Operating income improved from a loss of $47 million for the nine months ended September 1996 to a loss of $9 million for the same period this year.

DIVERSIFIED BUSINESSES AND UNALLOCATED
Diversified Businesses sales for the third quarter of 1997 were $277 million, down 7 percent from $297 million in the third quarter of 1996. Operating income for this segment improved from a loss of $67 million in the third quarter of 1996 to an operating loss of $18 million for the same period this year. The major factors contributing to the improved operating income were stronger DowBrands and insurance companies results.
   Consumers products sales were reduced, due in part to the fact that the DowBrands European sales are now part of the Cofresco joint venture and are no longer consolidated. Consumers products posted a record operating income in the third quarter of this year, an increase of over 70 percent compared to third quarter of 1996.
    New Businesses sales were flat with the third quarter of 1996 while the operating loss improved substantially over the same period.
    Sales for the nine months of 1997 were $748 million, a decrease from $847 million for the nine months of last year. The decrease was mainly due to the fact that the DowBrands European sales are now part of the Cofresco joint venture with Melitta and are no longer consolidated. Operating income improved from a loss of $189 million for the nine months ended September 1996 to a loss of $159 million for the same period this year.

                        --- Page 17 ---

COMPANY SUMMARY

Manufacturing Costs
Dow's global plant operating rate for its chemicals and plastics businesses was 92 percent, up from 91 percent in the third quarter of 1996. Unit manufacturing costs for these businesses, adjusted for volume but not mix, were down over 5 percent compared to the third quarter of 1996, primarily due to the absence of Destec in the Hydrocarbons and Energy segment, and positive mix change and cost control in the two Performance segments.

Other Income (Expense)
Equity in earnings of nonconsolidated companies decreased from $25 million in the third quarter of 1996 to a loss of $18 million in the third quarter of 1997. The main reason for this decline in earnings was the currency impact on our joint ventures in Thailand and Indonesia. In addition, the absence of the Destec joint ventures that contributed positively in the third quarter of 1996 added to this decline.
    Net financial expenses, which are the total of interest expense, interest income and foreign exchange, increased to $90 million this quarter, compared to $40 million in the third quarter of 1996. The increased financial expense was attributable primarily to the decrease in interest income for the quarter.
    Sundry income includes a variety of both income and expense items including royalty income, dividends from investments, and gains or losses on sales of investments and assets. For the three months ended September 1997, sundry income was $98 million versus $56 million for the same period last year, primarily due to sales of securities and land, and higher royalty income.

Provision for Taxes on Income
The effective tax rate for the second quarter was 36 percent, essentially flat with the third quarter of 1996.

Expectations for the Remainder of 1997
The global economic expansion continues to demonstrate exceptional endurance. The United States has led the expansion among mature economies with an adjusted 1997 GDP growth of between 3 and 4 percent. The United States economy could simmer down in 1998 versus a very robust 1997, but still grow at a healthy rate. European growth rates are improving, moving toward 1998. Economic prospects in Asia Pacific have been adversely affected by devaluation in several Southeast Asia countries, but growth is still expected to be above mature economy growth rates, perhaps in the 4 to 5 percent range.
    In the chemicals and plastics industries, the global economic expansion is driving strong demand growth, which improves supply/demand balances in the short to medium-term. It would appear that demand growth will fuel rising caustic prices over the near-term, while mitigating price declines in ethylene and polyethylene. Caustic supply/demand balances are quite tight now, in both the United States and Europe, and this should continue well into 1998. The expected industry ethylene plant start-ups in the United States in the fourth quarter could eventually alleviate currently low ethylene inventory balances and have a negative affect on prices, but strong European demand should keep ethylene pricing more stable in that region. Polystyrene prices, on the other hand, will continue to experience competitive pressure in most regions, in a long supply environment.
   Volume growth in Dow's performance segments should continue to be strong, not just from global economic growth, but also from aggressive initiatives by Dow businesses designed to capture value-based growth. This growth in higher margin products should improve the overall mix of Dow's product offering, and improve operating income. Pricing in Dow's performance segments has stabilized with a general outlook for slightly rising prices, particularly in the polyurethanes, epoxy products and engineering plastics products. It is expected that prices in the specialty chemicals business will be mostly stable going forward.
    Dow continues its cost containment and expense reduction efforts. Initiatives in Europe on administrative costs and in the global EH&S function were announced in the third quarter of 1997, with action steps to be taken over the coming quarters. The favorable effect of a Texas manufacturing restructuring will also be felt in upcoming quarters. The recent rise in United States oil and natural gas prices will affect the fourth quarter feedstock and energy costs, but are expected to fall back to more normalized price levels during the fourth quarter.

                        --- Page 18 ---


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters
The Company and Corning Incorporated ("Corning") are each 50 percent stockholders in Dow Corning Corporation ("Dow Corning"). Dow Corning, the Company and/or Corning have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain stockholders of the Company have filed separate consolidated class action complaints alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. All individual defendants in this case have been dismissed without prejudice. The Company and one of its former officers have also been sued in two separate class action complaints (now consolidated) alleging that the defendants violated duties imposed by the federal securities laws regarding disclosure of information material to a reasonable investor's assessment of the magnitude of the Company's exposure to direct liability in silicone breast implant litigation.
   On May 15, 1995, Dow Corning announced that it had voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, all claims against Dow Corning (although not against its co-defendants) are automatically stayed.
    It is impossible to predict the outcome of each of the above described legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote, except as described below.
   In January 1994, Dow Corning announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"); litigation and claims outside the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million. As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to the Company. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
   Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
    On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
    The Company's maximum exposure for breast implant product liability claims asserted against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
    The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.

                        --- Page 19 ---

   Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in
the   breast  implants  manufactured  by  Dow  Corning.   In   an
interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
    In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that, under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a stockholder in Dow Corning could give rise to liability under a negligence theory.
Judge   Pointer  declined  to  address  plaintiffs'  other  legal
theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
   After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeals for the 4th District affirmed the trial court's order granting summary judgment to the Company. On
January   15,   1997,  the  California  Supreme   Court   granted
plaintiffs' petition for a review of that order. The Michigan ruling was made final on March 20, 1997. This decision has been
appealed   by  plaintiffs.  The  New  Jersey  ruling   has   been
reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. New York's
highest  court  subsequently  denied  plaintiffs'  petition   for
review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. On August 18, 1997, at the conclusion of the first of four phases of this case, the jury found in part that the Company had been negligent in the testing and/or research of silicone, had misrepresented and concealed unspecified hazards associated with using silicone in the human body and had conspired with Dow Corning to misrepresent or conceal such hazards. The second phase, which will decide causation and damages with respect to eight named class representatives, is scheduled to begin on January 7, 1998. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts which are then transferred to the United States District Court, Eastern District of Michigan. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the product liability cases described above.
    The Company was also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25, 1995 decision, and granted the Company's request to enter a final judgment in its favor. The United States Court of Appeals for the Eighth Circuit affirmed the summary judgment in favor of the Company on May 16, 1997. That judgment is now final.

                        --- Page 20 ---

   On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's stockholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed cross-claims and/or third party claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
    In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
    In addition to the jury findings in the first phase of the Louisiana state case noted above, three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. The Company has appealed the verdict. The Company has filed a claim in Dow Corning's bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the
Nevada  verdict  or  any other adverse decision  related  to  Dow
Corning's products.
    On May 13, 1997, United States District Court Judge Denise Page Hood ordered that all breast implant claims currently pending against the Company as to which judgment had not been entered, whether pending in state or federal courts, be transferred to the United States District Court, Eastern District of Michigan pursuant to a decision issued by the United States Court of Appeals for the Sixth Circuit on May 8, 1997. On August 1, 1997, Judge Hood issued her case management order with respect to the transferred claims, and ordered that all implant claims later filed in federal or state courts against the Company should likewise be transferred. On August 5, 1997, the Tort Committee in Dow Corning's bankruptcy case filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the May 8, 1997 decision of the Sixth Circuit. On November 10, 1997, the Supreme Court denied the Tort Committee's petition.
    Judge Hood's May 13 order transferred the Louisiana state court breast implant case, Spitzfaden v. Dow Corning, et al., to the United States District Court, Eastern District of Michigan. The plaintiffs in that case filed an emergency motion to transfer, or abstain and remand, the case back to the Louisiana state court. On May 21, 1997, Judge Hood "abstain(ed) from the claims involved in Phases I and II" of that case resulting in its return to the Louisiana state court and the resumption of the trial. The Company has sought review of Judge Hood's May 21 decision by the United States Court of Appeals for the Sixth Circuit.
    It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its stockholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, will have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

Environmental Matters
On September 17, 1997, the United States Environmental Protection Agency filed a complaint against the Company alleging violations of various sections of the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right-to-Know Act and the Resource Conservation and Recovery Act. Proposed fines total $288,100.

                        --- Page 21 ---


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit No.                Description of Exhibit
   -----------               -----------------------
       27                    Financial Data Schedule

(b)  Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Company during the third quarter of 1997.















































The following trademarks of The Dow Chemical Company appear in this report: Dowlex, Styrofoam

                        --- Page 22 ---






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




Date:    November 11, 1997
--------------------------





                                             G. Michael Lynch
                                        ---------------------------
                                             G. Michael Lynch
                                        Vice President & Controller
                                         (Chief Accounting Officer)

                        --- 23 ---