Form 10-K
period 1997-12-31
DOW CHEMICAL CO /DE/
filed 1998-03-26
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934



              FOR THE YEAR ENDED DECEMBER 31, 1997

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

Debentures, 6.85%, final maturity 2013      Debentures registered on the
                                            New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.  Yes  [X]   No  [   ].

The aggregate market value of voting stock held by nonaffiliates as of January 30, 1998, (based upon the closing price of $90.00 per common share as quoted on the New York Stock Exchange) is approximately $20,107 million. For purposes of this computation, the shares of voting stock held by Directors, Officers and the Dow Employees' Pension Plan Trust were deemed to be stock held by affiliates. Nonaffiliated common stock outstanding at January 30, 1998 numbered 223,413,749 shares. Total common stock outstanding at January 30, 1998 numbered 225,744,348.

               Documents Incorporated by Reference
               -----------------------------------

Part III: Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1998.

                         --- Page 1 ---


                    THE DOW CHEMICAL COMPANY
                   ANNUAL REPORT ON FORM 10-K
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        TABLE OF CONTENTS


                             PART I

                                                                           Page
Item 1.   Business                                                           3
Item 2.   Properties                                                         6
Item 3.   Legal Proceedings                                                  6
Item 4.   Submission of Matters to a Vote of Security Holders                9


                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                            9
Item 6.   Selected Financial Data                                           10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk        20
Item 8.   Financial Statements and Supplementary Data                       22
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               48

                            PART III

Item 10.  Directors and Executive Officers of the Registrant                48
Item 11.  Executive Compensation                                            48
Item 12.  Security Ownership of Certain Beneficial Owners and Management    48
Item 13.  Certain Relationships and Related Transactions                    48


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                          48
Signatures                                                                  51

                         --- Page 2 ---


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


                      BUSINESS AND PRODUCTS

Corporate Profile
The Corporate Profile is an integral part of Note S to the Financial Statements.
 Dow is a diversified, worldwide manufacturer and supplier of chemicals, plastics and agricultural products.
 Performance Plastics
  -   Adhesives, Sealants and Coatings
  -   Engineering Plastics
  -   Epoxy Products and Intermediates
  -   Fabricated Products
  -   Insite Technology Licensing
  -   Polyurethanes
  Dow's Performance Plastics businesses provide customers with high-performance polymers and products. Dow offers the broadest range of engineering thermoplastic and thermoset materials of any manufacturer. The Adhesives, Sealants and Coatings business manufactures products like Betaseal window adhesives. Engineering Plastics products, like Magnum ABS resins and Pulse engineering resins, serve such industries as appliance, automotive and electronics. Dow is the leading producer globally of allyl chloride and epichlorohydrin, basic products in the epoxy product chain. Dow's Epoxy Products and Intermediates are used in a variety of applications, from protective coatings and electronics to personal care products. Styrofoam brand plastic foam, used in the building and construction industry, is the flagship brand for the Fabricated Products business. Insite technology enables Dow and Dow's customers to produce a range of plastics that perform better and are easier to process. Polyurethane products, like Voranol polyether polyols and isocyanates, are used by such industries as automotive, furniture, and building and construction.
 Performance Chemicals
  -   Specialty Chemicals
  -   Emulsion Polymers
  -   Dow AgroSciences
  Dow's Performance Chemicals businesses provide specialized products used by customers in a variety of industries, including automotive, consumer products, food processing, pulp and paper, and crop protection. The Specialty Chemicals business includes Drytech superabsorbent polymers, used to produce thinner, more absorbent disposable diapers, and Methocel multifunctional food gums, used in formulations to replace fat and retain moisture. The Emulsion Polymers business includes latex coatings and binders, used in the paper, carpet, paint and adhesives industries. Dow is the largest, most globally diverse of the styrene butadiene latex suppliers and is the largest supplier of latex to the paper industry. Dow produces acrylic latex for use in architectural, industrial and roadmarking paints and for pressure sensitive adhesives. Dow AgroSciences LLC produces agricultural products, such as Broadstrike herbicides and Dursban and Lorsban insecticides, used in crop protection and production and for industrial pest control. Dow AgroSciences has a controlling interest in Mycogen Corp., a diversified agribusiness and biotechnology company.
 Plastics
  -   Polyethylene
  -   Polyethylene Terephthalate (PET)
  -   Polystyrene
  -   Polypropylene
  Dow ranks among the largest plastics producers in the world. The company supplies products to a variety of industries, including electronics, durable goods, food service, health care, packaging and recreation. Dow is the leading producer of polyethylene, such as low-density polyethylene and Dowlex linear low-density polyethylene. The company is also the largest global producer of polystyrene, including Styron polystyrene and Aim advanced styrenic resins. Dow participates in both the polypropylene and polyethylene terephthalate businesses, the two fastest growing polymers in the world, supplying the automotive and packaging industries.

                         --- Page 3 ---


 Chemicals and Metals
  Dow's Chemicals and Metals products are used either as processing aids or as raw materials for a wide variety of industries, from food processing to automotive. Dow is the world's largest chlorine and caustic soda manufacturer, with about twice as much capacity as the next largest producer. Some uses of chlorine include pharmaceuticals, water purification and the manufacture of plastics. Caustic soda is used in detergents, pulp and paper, petroleum refining and the manufacture of aluminum. Other important products include chloromethanes, ethylene dichloride, ethylene glycol, ethylene oxide, magnesium, perchloroethylene, propylene glycol, propylene oxide, trichloroethylene and vinyl chloride monomer.
 Hydrocarbons and Energy
  Dow is the world leader in the production of olefins and styrene. This segment encompasses the procurement of fuels and crude oil-based raw materials as well as the production of olefins, aromatics, styrene and cogenerated power and steam for use in the company's operations.
 Diversified Businesses and Unallocated
  -   DowBrands
  -   New Businesses
  DowBrands, the consumer products business, was sold in early 1998. New Businesses consists of Radian International LLC, Advanced Materials, technology licensing and new developments. Radian provides a broad array of environmental and chemical management services. Advanced Materials develops and markets electronic and structural materials such as Cyclotene advanced electronics resins and aluminum nitride powders. Insurance and Finance, including Dorinco Reinsurance Company, and other Dow financial companies and holdings, are reported in this segment. Activities and overhead cost variances not allocated to other segments are included in Unallocated.
 Industry Segments and Geographic Area Results
  See Note S to the Financial Statements for a discussion of sales, operating income and identifiable assets by industry segment and geographic area.

Raw Materials
The Company operates in an integrated manufacturing environment. Basic raw materials are processed through many stages to produce a number of products that are sold as finished goods at various points in those processes.
  The two major raw material streams that feed the integrated production of the Company's finished goods are chlorine- and hydrocarbon- based raw materials.
  Salt, limestone and natural brine are the base raw materials used in the production of Chlor-Alkali products and derivatives. The Company owns salt deposits in Louisiana, Michigan and Texas; Alberta, Canada; Brazil; and Germany. The Company also owns natural brine deposits in Michigan and limestone deposits in Texas.
  Hydrocarbon raw materials include liquefied petroleum gases
(LPG), crude oil, naphtha, natural gas, benzene, fuel oil and coal. These raw materials are used in the production of both saleable products and energy. Expenditures for these raw materials accounted for 29% of the Company's operating costs and expenses for the year ended December 31, 1997. These raw materials are purchased by the Company both on long-term contracts and as they become available on a global basis.
  Other significant raw materials include ammonia, acrylonitrile, aniline, bisphenol, cellulose, octene, organic acids, and toluene diamine. These raw materials are purchased by the Company both on long-term contracts and as they become available on global basis.
  The Company has, and expects to continue to have, adequate supplies of raw materials during 1998 and subsequent years.

Method of Distribution
All products and services are marketed primarily through the Company's sales force, although in some instances more emphasis is placed upon saless through distributors. No significant portion of the business of any industry segment is dependent upon a single customer.

Competition
The Company experiences substantial competition in each of its industry segments. During 1997, the Company was the second largest chemical company in the United States and in the top five worldwide, in terms of sales. The chemical industry has been historically competitive and this condition is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad. The Company competes worldwide on the basis of quality, price and customer service.

                         --- Page 4 ---


Patents, Licenses and Trademarks
The Company consistently applies for and obtains United States and foreign patents. At December 31, 1997 the Company owned approximately 2,900 active United States patents and approximately 6,600 active foreign patents, which can be classified as follows: chemicals, 600 United States and 1,300 foreign; plastics, 1,200 United States and 2,600 foreign; fabricated products, 350 United States and 1,000 foreign; and new businesses, 600 United States and 1,500 foreign. Dow's primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had patent and technology royalty income of $47 million in 1997, $26 million in 1996 and $23 million in 1995, and incurred royalties to others of $5 million in 1997, $5 million in 1996, and $6 million in 1995. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the "Dow in Diamond" trademark. Although the Company considers that, in the aggregate, its patents, licenses and trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Research and Development
The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $785 million in 1997 compared to $761 million in 1996 and $808 million in 1995. The Company employs approximately 5,500 people in various research and development activities.

Other Activities
Dow engages in the property and casualty insurance and reinsurance business through its Liana Limited subsidiaries.

Principal Partly Owned Companies
Principal companies in which Dow owns a 50 percent interest include DuPont Dow Elastomers L.L.C., which manufactures and markets thermoset and thermoplastic elastomer products; Dow-United Technologies Composite Products, Inc., a manufacturer of composite products; Gurit-Essex, A.G., a Swiss company, which supplies European automobile manufacturers with proprietary specialty products; and Dow Corning Corporation, a manufacturer of silicone and silicone products, which voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code (see Note Q to the Financial Statements). Dow has a 45 percent interest in Total Raffinaderij Nederland N.V., which provides feedstocks for Dow's major petrochemical site at Terneuzen, the Netherlands, and also services the Benelux and nearby markets. During 1997, Dow completed the acquisition of an 80 percent interest in Buna Sow Leuna Olefinverbund (BSL), a former East German integrated chemical complex. Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the restructuring period. This acquisition will offer Dow both new products (e.g. polypropylene, acrylic acid and synthetic rubber) and expanded geographic reach for core chlorine- and hydrocarbon-based chemicals and plastics.

Protection of the Environment
Matters pertaining to the environment are discussed in Legal
Proceedings, Management's Discussion and Analysis of Financial
Condition and Results of Operations, and Notes A and Q to the Financial Statements.

Financial Information About Foreign and Domestic Operations and
Export Sales
In 1997, the Company derived 56 percent of its sales and had 46 percent of its property investment outside the United States. While the Company's international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales, operating income and identifiable assets by geographic area for each of the last three years appears in Note S to the Financial Statements and a discussion of the Company's risk management program for foreign exchange and interest rate risk management appears in Management's Discussion and Analysis of Financial Conditions and Results of Operations and Note J to the Financial Statements.

Number of Products
Dow manufactures and supplies more than 2,400 product families and services, and no single one accounted for more than 5 percent of the Company's consolidated sales in 1997. No significant portion of the business of any industry segment is dependent upon a single customer.

Employees
The personnel count at December 31, 1997 was 42,861 versus 40,289 at the end of 1996, and 39,537 at the end of 1995.

                         --- Page 5 ---


ITEM 2.  PROPERTIES

The Company operates 114 manufacturing sites in 33 countries. The Company considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The Company's Chemicals and
Plastics production facilities and plants operated at approximately 89 percent of capacity during 1997. The following are the major production sites:

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

  Including the major production facilities, the Company has plants and holdings in the following geographic areas:

  United States:    39 manufacturing locations in 19 states.
  Canada:           6 manufacturing locations in 3 provinces.
  Europe:           41 manufacturing locations in 16 countries.
  Latin America:    14 manufacturing locations in 6 countries.
  Pacific:          14 manufacturing locations in 9 countries.

  All of the above Dow plants are owned in fee, subject to certain easements of other persons which, in the opinion of Management, do not substantially interfere with the continued use of such properties or materially affect their value.
  A summary of properties, classified by type, is contained in Note G to the Financial Statements.


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

                         --- Page 6 ---

  Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
  On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
   The Company's maximum exposure for breast implant product liability claims asserted against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
  The Company is separately named as a defendant in over 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
  Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that, under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a stockholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
  After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeals for the 4th District affirmed the trial court's order granting summary judgment to the Company. On January 15, 1997, the California Supreme Court granted plaintiffs' petition for a review of that order. The Michigan ruling was made final on March 20, 1997. This decision has been appealed by plaintiffs. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. New York's highest court subsequently denied plaintiffs' petition for review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. On August 18, 1997, at the conclusion of the first of four phases of this case, the jury found in part that the Company had been negligent in the testing and/or research of silicone, had misrepresented and concealed unspecified hazards associated with using silicone in the human body and had conspired with

                         --- Page 7 ---

Dow Corning to misrepresent or conceal such hazards. The Company has appealed the jury's verdict. On December 1, 1997, the trial court decertified the class. Plaintiffs have challenged the decertification order and are opposing the Company's right to appeal the Phase I verdict. Both matters are now pending in the Louisiana Supreme Court. Phase II of the Spitzfaden case will commence, if at all, only after these matters are resolved. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts which are then transferred to the United States District Court, Eastern District of Michigan. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the product liability cases described above.
  The Company was also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25, 1995 decision, and granted the Company's request to enter a final judgment in its favor. The United States Court of Appeals for the Eighth Circuit affirmed the summary judgment in favor of the Company on May 16, 1997. That judgment is now final.
  On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's stockholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed cross-claims and/or third party claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
  In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
  In addition to the jury findings in the first phase of the Louisiana state case noted above, three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. The Company has appealed the verdict. The Company has filed a claim in Dow Corning's bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the Nevada verdict or any other adverse decision related to Dow Corning's products.
  On May 13, 1997, United States District Court Judge Denise Page Hood ordered that all breast implant claims currently pending against the Company as to which judgment had not been entered, whether pending in state or federal courts, be transferred to the United States District Court, Eastern District of Michigan pursuant to a decision issued by the United States Court of Appeals for the Sixth Circuit on May 8, 1997. On August 1, 1997, Judge Hood issued her case management order with respect to the transferred claims, and ordered that all implant claims later filed in federal or state courts against the Company should likewise be transferred. On August 5, 1997, the Tort Committee in Dow Corning's bankruptcy case filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the May 8, 1997 decision of the Sixth Circuit. On November 10, 1997, the Supreme Court denied the Tort Committee's petition.
  Judge Hood's May 13 order transferred the Louisiana state court breast implant case, Spitzfaden v. Dow Corning, et al., to the United States District Court, Eastern District of Michigan. The plaintiffs in that case filed an emergency motion to transfer, or abstain and remand, the case back to the Louisiana state court. On May 21, 1997, Judge Hood "abstain(ed) from the claims involved in Phases I and II" of that case resulting in its return to the Louisiana state court and the resumption of the trial. The Company has sought review of Judge Hood's May 21 decision by the United States Court of Appeals for the Sixth Circuit.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its stockholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in

                         --- Page 8 ---

Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, will have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

Environmental Matters
On August 11, 1995, the EPA filed an administrative enforcement action against the Company in connection with the Company's report of exceedances of its limits for the discharge of phosphorus and certain other chemicals to the Tittabawassee River for several months in 1994 and 1995. No demand for monetary sanctions was made. Based on the same facts, Michigan's Attorney General and the Michigan Department of Natural Resources filed an action against the Company on August 18, 1995 in the Circuit Court for Ingham County, Michigan and on September 23, 1996, the Company paid a court ordered civil penalty of $100,000. A third action, also based on the same facts, was filed on August 15, 1995 in the U.S. District Court for the Eastern District of Michigan by PIRGIM Public Interest Lobby. On December 23, 1997, the court approved a settlement of this action in which the Company paid a civil penalty of $100,000 to the United States Treasury. Separately, the Company has agreed to pay $800,000 to an escrow fund to be used for environmental projects in the Saginaw Bay Watershed, and $450,000 in costs and attorney fees.
  The Company paid $100,000 to the Michigan Department of Environmental Quality ("MDEQ") on October 1, 1997, pursuant to an Administrative Consent Order dated as of July 21, 1997, as partial reimbursement for MDEQ investigation and oversight costs related to the Company's operation of its waste water treatment plant. Two additional payments of $100,000 each are due on October 1, 1998 and October 1, 1999.
  On September 17, 1997, the United States Environmental Protection Agency filed a complaint against the Company alleging violations of various sections of the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right-to-Know Act and the Resource Conservation and Recovery Act. On January 9,1998, the Company paid a fine of $288,100 pursuant to a Consent Agreement/Consent Order in this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1997.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The principal market for the Company's common stock is the New York Stock Exchange. On February 12, 1998, the Company declared a cash dividend of 87 cents per share, payable April 30, 1998, to stockholders of record on March 31, 1998. This will be the 345th consecutive quarterly dividend since 1912. There were 95,931 common stockholders of record as of March 16, 1998. The Company estimates that there were an additional 105,000 stockholders whose shares were held in nominee names at December 31, 1997.
  Quarterly market and dividend information can be found in Part II, Item 8 (Financial Statements & Supplementary Data) on page 47.

                         --- Page 9 ---
ITEM 6.  SELECTED FINANCIAL DATA

The Dow Chemical Company and Subsidiaries
Five-year Summary of Selected Financial Data
In millions, except as noted        Unaudited                1997      1996      1995      1994      1993
----------------------------------------------------------------------------------------------------------
Summary of Operations (1)
 Net sales                                                $20,018   $20,053   $20,200   $16,742   $15,052
 Cost of sales                                             14,679    14,108    13,337    12,131    11,370
 Insurance and finance company operations,
    pretax income                                            (113)      (78)      (61)      (40)      (98)
 Research and development expenses                            785       761       808       783       786
 Promotion and advertising expenses                           371       370       416       411       367
 Selling and administrative expenses                        1,509     1,766     1,771     1,594     1,485
 Amortization of intangibles                                   61        39        38        43        68
                                                          ------------------------------------------------
 Operating income                                           2,726     3,087     3,891     1,820     1,074
 Investment and sundry income (expense)                       511       405      (222)       77       462
 Interest expense - net                                      (289)     (204)     (140)     (271)     (278)
                                                          ------------------------------------------------
 Income before provision for taxes on
    income and minority interests                           2,948     3,288     3,529     1,626     1,258
 Provision for taxes on income                              1,041     1,187     1,442       654       514
 Minority interests' share in income                           99       194       196       200       171
 Preferred stock dividends                                      6         7         7         7         7
                                                          ------------------------------------------------
 Income from continuing operations                          1,802     1,900     1,884       765       566
 Discontinued operations net of taxes on income                 0         0       187       166        71
 ---------------------------------------------------------------------------------------------------------
 Net income available for common stockholders               1,802     1,900     2,071       931       637
 ---------------------------------------------------------------------------------------------------------
 Per share of common stock (dollars):
    Income from continuing operations                       $7.81     $7.71     $7.03     $2.77     $2.07
    Net income available for common stockholders            $7.81     $7.71     $7.72     $3.37     $2.33
    Income from continuing operations -
       assuming dilution                                    $7.70     $7.60     $6.93     $2.75     $2.05
    Net income available for common stockholders -
       assuming dilution                                    $7.70     $7.60     $7.61     $3.34     $2.31
    Cash dividends declared                                 $3.36     $3.00     $2.90     $2.60     $2.60
    Cash dividends paid                                     $3.24     $3.00     $2.80     $2.60     $2.60
 Weighted-average common shares outstanding                 230.6     246.3     268.2     276.1     273.6
 Convertible preferred shares outstanding                     1.4       1.5       1.5       1.5       1.6
----------------------------------------------------------------------------------------------------------
Year-end Financial Position
 Total assets                                             $24,040   $24,673   $23,582   $26,545   $25,505
 Working capital                                            1,300     3,826     4,953     2,075     2,001
 Property - gross                                          23,345    23,737    23,218    23,210    21,608
 Property - net                                             8,052     8,484     8,113     8,726     8,580
 Long-term obligations and redeemable preferred stock       4,245     4,230     4,733     5,325     5,918
 Total debt                                                 6,258     5,468     5,403     6,578     6,944
 Net stockholders' equity                                   7,626     7,954     7,361     8,212     8,034
----------------------------------------------------------------------------------------------------------
Financial Ratios
 Research and development expenses as percent
    of net sales (1)                                         3.9%      3.8%      4.0%      4.7%      5.2%
 Income before provision for taxes and minority
    interests as percent of net sales (1)                   14.7%     16.4%     17.5%      9.7%      8.4%
 Return on stockholders' equity                             23.5%     23.8%     26.9%     11.3%      7.9%
 Book value per common stock (dollars)                     $34.04    $33.13    $30.69    $29.71    $29.33
 Debt as a percent of total capitalization                  42.8%     35.2%     36.3%     38.0%     39.8%
----------------------------------------------------------------------------------------------------------
General
 Capital expenditures                                      $1,198    $1,344    $1,417    $1,183    $1,397
 Depreciation (1)                                           1,208     1,259     1,369     1,224     1,252
 Wages and salaries paid                                    2,882     2,944     2,734     3,239     3,332
 Cost of employee benefits                                    666       700       696       832       887
 Number of employees at year-end (thousands)                 42.9      40.3      39.5      53.7      55.4
 Number of stockholders of record at year-end
    (thousands) (2)                                          97.2     104.6     111.1     114.5     102.5
----------------------------------------------------------------------------------------------------------
(1) Restated for the sale of the pharmaceutical businesses in 1995.
(2) Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 105,000 stockholders whose shares were held in nominee names at December 31, 1997.

                                            --- Page 10 ---

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations
In 1997, Dow's sales were $20.0 billion, down slightly from $20.1 billion in 1996 and from record sales of $20.2 billion in 1995. Total sales reflected a 4 percent volume gain, offsetting a 4 percent combined negative impact of price and currency (see Sales Price and Volume table on page 18). The company performed well in 1997, extending its high level of earnings per share for a third consecutive year. The performance segments experienced strong demand growth, including a 14 percent volume gain in Performance Chemicals. Selling prices were down in all segments with the exception of Hydrocarbons and Energy.
  Sales in the United States accounted for 44 percent of total sales in 1997, 44 percent in 1996 and 45 percent in 1995. Sales and other data by industry segment and geographic area are provided in Note S to the Financial Statements.
  Dow completed several significant acquisitions in 1997, including its purchase of an 80 percent stake in Buna Sow Leuna Olefinverbund (BSL), the remaining 40 percent ownership in DowElanco (now Dow AgroSciences LLC), and 100 percent of Sentrachem Limited. In addition, the company completed the sale of Destec Energy, Inc. and signed agreements for S.C. Johnson & Son, Inc. to acquire DowBrands. Details for most of these events are included in the text for the respective industry segments.
  The comprehensive restructuring program at BSL calls for the expansion and renovation of some existing facilities, the demolition of noncompetitive plants, and the construction of new facilities for various products, including polyethylene, polypropylene and acrylic acid. In 1997, BSL completed the expansion of the ethylene cracker at Boehlen and started operating a naphtha pipeline from Rostock to Boehlen to ensure a reliable supply of raw materials from world markets.
  Dow expects 1998 to be a challenging year, in part because the global economic outlook will be affected by the outcome of the Asia Pacific financial crisis. However, Dow's improved product mix and continued expense control will help the company make further progress toward its financial objectives.
  This discussion and analysis section covers the current performance and outlook of the company and each of its industry segments. The forward-looking statements contained herein involve risks and uncertainties that may affect the company's operations, markets, products, services, prices and other factors as discussed in filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors.

PERFORMANCE PLASTICS
Sales for Performance Plastics were $5.25 billion in 1997, down slightly from 1996 sales of $5.3 billion and 1995 sales of $5.4 billion. An overall volume gain of 6 percent largely offset a price decline of 8 percent compared with the previous year. In 1996, the segment showed a 3 percent volume gain and a 4 percent price decline versus 1995.
  Operating income for Performance Plastics was $922 million in 1997, down from a record operating income of $1.2 billion in 1996 and $1.1 billion in 1995.
  Sales for Adhesives, Sealants and Coatings grew 8 percent in 1997. Dow is expanding its capabilities for customer tailored solutions in new markets through the existing Systems House business, which supplies fully formulated customized polyurethane systems, and Essex Specialty Products, a wholly owned Dow subsidiary. In 1997, new Systems House formulation operations started up in Brazil and Egypt. Essex Specialty Products formed Sound Alliance LLC with Cascade Engineering, Inc. to provide automotive acoustical systems.
  Engineering Plastics posted 11 percent volume growth in 1997. Prices softened for ABS, polycarbonate and engineering compounds during the first half of the year and held at lower levels during the second half, contributing to reduced profitability compared with the previous year. In 1998, Dow will almost double its thermoplastic polyurethane production capacity at LaPorte, Texas, to meet growing demand in North America and Europe for this high-margin product.
  Epoxy Products and Intermediates recorded volume growth of 9 percent in 1997, offsetting a 7 percent price decline resulting from competitive pressures in key markets. To meet increasing global demand, Dow expanded the epichlorohydrin plant in Freeport, Texas, and the liquid epoxy resins facility in Stade, Germany.
  Fabricated Products continued to experience an intensified competitive climate in 1997 due to increased local competition in regional markets and the globalization of competing manufacturers. A 2 percent volume decline combined with a 7 percent decline in price and currency reduced profitability for the business in 1997, down from record profits in 1996. These results reflected the slower pace of residential construction in some regions, particularly in Japan. However, the business gained volume in the U.S. commercial and roofing sectors and recorded 12 percent demand growth for building materials in Europe.
  In 1997, DuPont Dow Elastomers L.L.C. continued its drive to combine Insite technology developed by Dow with DuPont's elastomer business to establish a leadership position in elastomer technology. Dow's joint development agreement with BP Chemicals to pursue a technical collaboration between Innovene gas-phase polyethylene process and Insite technology also reported progress in 1997.

                         --- Page 11 ---

  In 1997, Polyurethanes experienced 7 percent volume growth offset by weaker prices compared with 1996. In 1996, the business posted record sales and profits, fueled in part by strong demand in Latin America. To improve its competitive cost position, Dow added aniline capacity at Boehlen, Germany, in 1997, and an additional plant to produce toluene diisocyanate (TDI) will start up in Freeport, Texas, in 1998.

Outlook for 1998
The Performance Plastics segment expects continued solid performance in 1998 in the face of continued declining prices for many products.
  Engineering Plastics expects another year of solid volume growth, with strong growth rates anticipated for polycarbonate and thermoplastic polyurethanes. Additional industry capacity will likely place greater pressure on prices in 1998. However, reduced conversion costs and operating expenses will help offset price declines.
  Epoxy Products and Intermediates anticipates modest volume growth in 1998. Intensified global competition in key markets and increased Asia Pacific exports will likely result in continued pricing pressures. Europe shows promise for demand growth in the first half of the year with some upward pricing momentum.
  Sales volume for Fabricated Products should increase as a result of continued geographic expansion, especially into emerging markets. The competitive market environment is expected to continue into 1998. Demand for Fabricated Products will continue to be influenced by general economic activity, including housing starts, demand for durable goods and more stringent energy insulation standards worldwide.
  Polyurethanes anticipates additional volume growth in 1998. However, continued pricing pressures will likely impact overall results.

PERFORMANCE CHEMICALS
Sales for Performance Chemicals were up strongly to $4.6 billion in 1997, compared with $4.3 billion in 1996 and $4.3 billion in 1995. The segment experienced a volume gain of 14 percent, outweighing a combined unfavorable impact of price and currency of 8 percent in 1997 compared with a year ago. In 1996, sales reflected a 4 percent volume gain offset by a 4 percent decline in prices versus 1995.
  Operating income was $635 million in 1997, down from a record $721 million in 1996. In 1995, operating income was $670 million.
  In 1997, Emulsion Polymers posted a 16 percent increase in volume compared with the previous year, offsetting a 12 percent decline due to price and currency. In 1996, higher volume was also offset by lower prices. Demand for styrene butadiene (S/B) latex was strong, particularly in the coated paper industry. Prices for S/B latex softened due to lower market prices for styrene monomer in 1997 and the intense competitive environment in Europe.
  Specialty Chemicals again set global records for sales and operating income despite declining local prices and the strong dollar. Sales were $1.7 billion in 1997 as volume increased 9 percent, offsetting a combined unfavorable price and currency impact of 4 percent. Volume was up due to strong demand for alkanolamines, chelants, diphenyl oxide, heat transfer fluids, surfactants, polyglycols and antimicrobials. Prices softened versus 1996 due to competitive pressures in liquid separations, oxygenated solvents, superabsorbents and ethyleneamines.
  Many of the individual businesses within Specialty Chemicals set sales and operating income records, including liquid separations, Methocel cellulose ethers, oxygenated solvents, polyglycols, chelants, alkanolamines, quaternaries and ethyleneamines. Dow will invest $30 million during the next three years to upgrade its chelants manufacturing facility in Freeport, Texas.
  In 1997, Dow strengthened its position in agricultural products by acquiring Eli Lilly and Company's 40 percent share in DowElanco. Renamed Dow AgroSciences, the company is now a wholly owned Dow subsidiary. Sales for agricultural products increased 11 percent in 1997, partly due to the consolidation of Mycogen after Dow's ownership exceeded 50 percent.
  Growth in new technology offerings in 1997 offset increased competition in older products and the negative impact of currency. The launch of Tracer and Success insect control products in the United States and Fortress fungicide in Europe exceeded expectations.
  Dow AgroSciences also increased its focus on biotechnology.
The business increased sales of Mycogen's insect-resistant seeds and collaborated with partners to develop new crop enhancement traits. It developed and plans to launch high-oil corn through Mycogen and through agreements with Indiana-based Seed Genetics, Inc. and others.
  The business will incorporate the agricultural products business of Sanachem through Dow's acquisition of Sentrachem in late 1997. Sanachem, the world's third largest manufacturer of generic crop protection and pest control products, boasts more than $200 million in annual sales, 500 registrations worldwide and a product line that includes glyphosate, triazines, mancozeb, aldicarb, carbofuran and phenoxies.

                         --- Page 12 ---

Outlook for 1998
Performance Chemicals is expected to post solid results in 1998 with continued volume growth in each of its businesses.
  Demand for Emulsion Polymers will likely remain strong in 1998. Overall, prices should stabilize at the low point of the styrene monomer cycle, but competitive pressures in Europe will likely continue. Currency effects and tempered growth rates will have a modest effect on global business performance. Dow's low-cost position and customers' increasing demand for Dow S/B latex and solution S/B rubber are expected to bolster the year's results.
  Increased sales demand combined with ongoing productivity improvements should result in strong performance for Specialty Chemicals again in 1998. The addition of Hampshire Chemicals through Dow's acquisition of Sentrachem is expected to further improve performance.
  Dow AgroSciences anticipates continued growth in 1998 through new technology offerings, increased participation in biotechnology, and the addition of the generic crop protection business of Sanachem. The business is also in the process of launching two new soybean herbicides: FirstRate, with unique applications in U.S. soybean programs, and Spider, with newly granted approvals in Brazil and Argentina.

PLASTICS
Plastics reported sales of $4.1 billion in 1997, up 7 percent from 1996. Volume increased 8 percent versus last year, and prices stabilized, declining only 1 percent. In 1996, sales were $3.9 billion, flat with 1995, as a 19 percent price decline offset a 17 percent volume gain.
  Operating income for Plastics increased 6 percent to $845 million in 1997. Operating income was $794 million in 1996 and $1.5 billion in 1995.
Dow's Polyethylene business reported significant volume growth and price improvements in 1997. Volume increased 6 percent compared with the previous year. Prices increased more than 4 percent despite unfavorable currency impacts as delays in new capacities and plant outages helped maintain prices at levels higher than anticipated. Growth was particularly robust in Latin America, where polyethylene sales increased by more than 20 percent versus 1996. Volume growth in Europe was also strong. Record sales were reported in low and linear low density polyethylene and Affinity polyolefin plastomers.
  In 1997, Dow launched Elite enhanced polyethylene resins, which deliver unique combinations of enhanced property performance for a variety of packaging and other applications. So far, Dow has introduced four commercial grades of Elite resins, and nine more grades are in market development.
  To meet increasing global demand from Dow's polyethylene customers, two new solution polyethylene plants are scheduled to start up in 1998. Both facilitiesat Schkopau, Germany, and at Fort Saskatchewan, Alberta, Canadawill be able to produce both traditional Dowlex polyethylene resins and resins made using Insite technology.
  Incorporating its 1996 acquisition of Estireno do Nordeste
(EDN) in Brazil, Dow's Polystyrene business recorded 11 percent volume growth in 1997 in the face of another year of downward pricing pressure for the polystyrene industry since the 1995 peak. Dow continued with plans to expand its polystyrene business to maintain a global leadership position, using breakthrough proprietary technology to improve productivity and gain incremental capacity expansions as market demand increases.
  In Latin America, Dow consolidated its position with EDN to become the largest polystyrene producer in both Brazil and Latin America. The business announced plans to improve productivity at EDN's Guaruja, Brazil, facility. In Asia Pacific, Dow officially opened a polystyrene facility at Map Ta Phut, Thailand, with its joint venture partner, The Siam Cement Group.
  In 1997, Dow and Cargill, Inc. formed Cargill Dow Polymers
LLC, a 50:50 limited liability company, to develop and market polylactic acid (PLA) polymers. PLA polymers are a new polymer family derived from renewable agricultural resources, such as corn and sugar beets, and are targeted for applications including cast films, fibers and non-wovens, blown films and rigid containers.
  The global market for polypropylene continues to grow faster than any other commodity polymer, specifically in packaging and injection molding applications. Pricing was under pressure in the second half of the year despite rapid growth, due mainly to new industry capacity in North America. In 1997, Dow introduced a new tradename, Inspire polypropylene resins. Dow's first polypropylene plant is expected to start up in early 1998 at Schkopau, Germany.
  In 1997, the polyethylene terephthalate (PET) business experienced a volume increase of more than 10 percent versus 1996. Dow's plants were fully utilized during the year. Although industry prices improved in the first half of the year, average prices for PET in 1997 were approximately 20 percent lower than in 1996. Dow's new PET plant at Schkopau, Germany, is expected to start production in late 1998. INCA International SpA of Italy, in which Dow owns an 80 percent share, continued to see strong interest in licenses for its purified terephthalic acid (PTA) technology.

                         --- Page 13 ---

Outlook for 1998
The economic indicators for 1998 continue to point to strong demand for polyethylene. Dow expects to use planned capacity additions to further extend its presence in emerging markets and strengthen its leadership position in high performance polyethylene film applications. Prices will be affected as new industry capacity comes on line.
  Polystyrene sales are expected to be flat in 1998 compared with the previous year. Volume growth from strong demand will likely offset price declines due to styrene monomer and polystyrene industry capacity increases. Dow's productivity improvement initiatives for polystyrene have positioned the business well for this pricing environment.
  Continued demand growth is expected for polypropylene in 1998. This growth will likely be balanced with capacity additions. The competitive environment is also expected to lead to continuing consolidation among key players, particularly in Europe. Dow's supply arrangements with Montell Polyolefins have resulted in significant leverage with existing and new customers in North America and Europe, supporting Dow's entry into polypropylene globally.
  Demand for PET is expected to remain strong in 1998. The global imbalance of PET supply and demand will likely continue, keeping pressure on prices. Further industry consolidation is also expected.

CHEMICALS AND METALS
Chemicals and Metals posted sales of $2.9 billion in 1997 compared with $3.0 billion in 1996 and $3.2 billion in 1995. Prices declined 2 percent due to the impact of currency and heightened competitive pressures. Volume fell 2 percent during the year. In 1996, prices declined 10 percent while volume rose 4 percent versus 1995.
  Operating income for Chemicals and Metals was $629 million in 1997 compared with $737 million a year ago. Operating difficulties at facilities in North America contributed to higher costs and constrained volume growth for the segment. Operating income was $1.1 billion in 1995.
  Strong demand in the alumina and pulp and paper industries coupled with unplanned industry plant outages tightened the supply of caustic soda. This caused prices to move significantly higher in the second half of the year, although they were down substantially for 1997 as a whole.
  In addition, strong demand for polyvinyl chloride (PVC) in North America and Asia Pacific, combined with tight chlorine supplies, led to higher pricing for vinyl chloride monomer (VCM) in the first half of 1997. Softer demand and increased supply for VCM in North America and Asia Pacific, as well as slightly lower ethylene values in the second half of the year, negatively impacted year-end price and volume.
  In 1997, Dow added chlorine capacity at Freeport, Texas, and Stade, Germany. The business announced further expansions of membrane chlorine capacity in Stade, Germany, by the end of 1998 and in Freeport, Texas, by mid-1999. The additional capacity is planned to meet Dow's increased internal chlorine demand, supporting derivative businesses.
  In Canada, Dow added incremental VCM capacity at Fort Saskatchewan, Alberta, in 1997 for about half the cost of building a new facility. This increase enables Dow to meet customers' growing needs in North America and Asia Pacific.
  Propylene Oxide (PO) and Derivatives experienced solid demand for PO in 1997. Demand in North America and Latin America was stronger than expected, while demand in Asia Pacific declined late in the year. Through plant debottlenecking, Dow added PO capacity in Freeport, Texas; Aratu, Brazil; and Stade, Germany, in 1997.
  In 1997, stable pricing and healthy demand for Chlorinated Organics combined to produce a strong bottom-line result. As the leading supplier of chlorinated organic products, Dow continues to evaluate growth opportunities for chloromethanes in Asia Pacific.
  Ethylene Oxide and Derivatives had an excellent year, with volume growth and rising prices fueling healthy results. In 1997, the business divested of its European and North American after-market coolants businesses.
  As part of a strategic business review, the company retained financial advisers in 1997 to explore strategic options for maximizing the value of the Magnesium/Fabricated Metals business. No decisions have been made at this time regarding what option will be pursued in 1998.

Outlook for 1998
Caustic soda is expected to continue to show strong performance throughout 1998, with the current tight industry supply position further enhanced by strong growth. PVC demand and pricing in Europe will likely improve, while growth is expected to slow in North America. Price pressures are expected in VCM and PVC primarily due to lower raw material values.
  The PO and Derivatives business expects moderate demand growth compared with 1997. Pricing is expected to stay soft due to weaker demand in Asia Pacific. Supply and demand should remain relatively balanced as no significant PO capacity is anticipated to come on line in 1998.

                         --- Page 14 ---


HYDROCARBONS AND ENERGY
Hydrocarbons and Energy sales were $2.2 billion in 1997 compared with $2.4 billion in 1996 and $2.4 billion in 1995. This segment experienced a volume decline of 13 percent, due entirely to the sale of Destec Energy, Inc. in the second quarter of 1997. Prices rose 2 percent versus the previous year.
  Hydrocarbons and Energy, which transfers materials to Dow's derivative businesses at cost, reported a residual operating loss of $40 million, compared with operating losses of $57 million and $83 million in 1996 and 1995, respectively.
  Dow managed feedstock acquisition costs in 1997 by maximizing its flexibility and global sourcing. Ethylene prices remained stronger than anticipated throughout the year. Industry operating rates were high at ethylene plants in all geographies due to continued strong demand for ethylene derivatives and unexpected industry plant outages.
  In the first half of 1997, Dow closed a noncompetitive ethylene facility in Freeport, Texas. To optimize Dow's low-cost position in Canada, the ethylene unit in Fort Saskatchewan, Alberta, is being expanded to meet increased downstream derivative demand. The additional capacity will come on line in the fourth quarter of 1998.
  Styrene prices were under pressure in 1997, rising only slightly from the industry low in 1996. Global demand supported average industry operating rates of around 89 percent, although Dow plants ran at higher rates. In Thailand, Siam Styrene Monomer Co., the Dow-Siam Cement joint venture, opened a styrene production facility to meet long-term demand growth for derivatives. In 1998, Dow will close an ethylbenzene/styrene manufacturing facility in Sarnia, Ontario, Canada.
  In 1997, Dow sold its 80 percent stake in independent power producer Destec Energy, Inc. to NGC Acquisition Corporation for $974 million. The sale of Destec is consistent with the company's strategy to maximize shareholder value by divesting of assets that do not fit with its long-term strategic objectives.

Outlook for 1998
Crude oil, energy and feedstock prices are expected to decline in 1998 compared with 1997.
  New ethylene capacity may change the supply and demand balance unfavorably, exerting downward pressure on prices. Declining feedstock prices will help mitigate potential margin declines.
  In 1998, the styrene industry will likely experience a continued supply and demand imbalance. Capacity additions in Asia Pacific made during 1997 are expected to reduce average industry operating rates, keeping global styrene pricing near its present low level.
  Dow's net global purchase positions in ethylene and styrene are expected to allow continuous full utilization of available capacity, thus improving the company's relative cost position versus industry averages.
  Dow's market energy costs in 1998 will be lower when compared to 1997 as a result of the liberalization effects in Europe and a general lower energy pricing scenario.

DIVERSIFIED BUSINESSES AND UNALLOCATED
Sales for this segment were $962 million, $1.1 billion and $966 million in 1997, 1996 and 1995, respectively. The segment recorded an operating loss of $265 million compared with losses of $275 million in 1996 and $363 million in 1995.
  The operating results of this segment were comprised primarily of research and other expenses related to new developmental activities in New Businesses, severance costs and overhead cost variances not allocated to other segments. The company's total severance cost was $200 million, nearly all of which was assigned to this segment for 1997, compared with $127 million in 1996 and $181 million in 1995. Segment costs were partially offset by pretax income from insurance and finance company operations and improved DowBrands results in 1997 compared with the previous year.
  In 1997, the company signed agreements for S.C. Johnson & Son, Inc. to acquire DowBrands, Dow's consumer products business. The transaction, completed in January 1998, includes DowBrands' Home Food Management and Home Care Products units, whose respective brands became assets of S.C. Johnson & Son, Inc. Reported sales for DowBrands were lower in 1997 versus the previous year because the European consumer products business became part of the Cofresco joint venture in late 1996.
  New Businesses consists of environmental services through Radian International LLC (Radian); Advanced Materials; technology licensing; and new developments.
  In 1997, Radian faced significant pricing pressure due to weak demand and ongoing consolidation in the remediation and construction industry.
  Advanced Materials expanded production capacity in Midland, Michigan, for Cyclotene advanced electronics resins. This will ensure product availability as chip makers adapt their processes to use this new material suited for higher chip speeds. In 1997, the company formed Intarsia Corp., an 80:20 joint venture between Dow and Flextronics International to produce and sell integrated passive components. In November 1997, Dow also formed Quixtor Technologies Corp., a wholly owned subsidiary, to manufacture and sell ceramic disk substrates to the disk drive industry.
  Dow's technology licensing platform also gained momentum in 1997. Several significant licensing agreements were concluded during the year, resulting in a positive impact on net income of more than $20 million.

                         --- Page 15 ---

Outlook for 1998
Dow received a total of approximately $1.2 billion for the DowBrands business as a result of its sale to S.C. Johnson & Son, Inc. in January 1998.
  Radian and the environmental services industry will likely benefit from the outsourcing trend in process-related industries despite overall weak demand. In January 1998, Hartford Steam Boiler Inspection and Insurance Company exercised a put option to sell its 40 percent stake in Radian to Dow. Dow is currently evaluating strategic options for managing this business.
  Advanced Materials expects to capitalize on new opportunities for aluminum boron carbide substrates and advanced electronics materials for high-technology markets.


COMPANY SUMMARY

Operating Income
Operating income was $2.7 billion in 1997, down 12 percent from $3.1 billion in 1996 and 30 percent from $3.9 billion in 1995. Gross margin decreased by $606 million versus 1996, primarily the result of lower selling prices and unfavorable currency. 1996 gross margin decreased by $918 million from 1995, primarily due to lower selling prices and higher feedstock and energy costs.


Sales Price and Volume
                                         1997                      1996                     1995
                                 ----------------------    ----------------------    ----------------------
Percent change from prior year   Price   Volume   Total    Price   Volume   Total    Price   Volume   Total
-----------------------------------------------------------------------------------------------------------
Geographic Areas:
  United States                   (1)%       1%     -        (6)%      3%    (3)%      12%      -       12%
  Europe                          (8)        5     (3)%     (11)      10     (1)       25       8%      33
  Rest of World                   (4)        8      4        (8)      11      3        16       8       24
All Areas                         (4)%       4%     -        (8)%      7%    (1)%      17%      4%      21%
-----------------------------------------------------------------------------------------------------------
Industry Segments:
  Performance Plastics            (8)%       6%    (2)%      (4)%      3%    (1)%      13%      5%      18%
  Performance Chemicals           (8)       14      6        (4)       4      -         6       9       15
  Plastics                        (1)        8      7       (19)      17     (2)       29      (1)      28
  Chemicals and Metals            (2)       (2)    (4)      (10)       4     (6)       33       1       34
  Hydrocarbons and Energy          2       (13)   (11)       (6)       9      3         9       7       16
  Diversified Businesses and
   Unallocated                     -       (10)   (10)        5        5     10         -       1        1
All Segments                      (4)%       4%     -        (8)%      7%    (1)%      17%      4%      21%
-----------------------------------------------------------------------------------------------------------
Sales price includes the impact of currency.


  The ratio of operating income to sales was 14 percent in 1997, versus 15 percent in 1996 and 19 percent in 1995. The decrease of $361 million in operating income for 1997 versus 1996 was due to approximately $825 million in lower sales prices, including the unfavorable impact of currency, partially offset by improved sales volume, better product mix and lower expenses. The United States contributed 38 percent of the total operating income in 1997 compared with 40 percent in 1996 and 41 percent in 1995. Operating income in Europe was $849 million in 1997 versus $783 million in 1996 and $1.1 billion in 1995. Operating income from the rest of the world was $854 million in 1997, down from $1.1 billion in 1996 and $1.2 billion in 1995.

Operating Costs and Expenses

Cost Components as a Percent of Total:   1997   1996   1995
------------------------------------------------------------
Hydrocarbons and energy                    29%    28%    25%
Wages, salaries and employee benefits      21     21     21
Maintenance                                 4      4      5
Depreciation                                7      7      8
------------------------------------------------------------
Supplies, services and other raw
 materials                                 39     40     41
------------------------------------------------------------
Total                                     100%   100%   100%

                         --- Page 16 ---

  Dow's global plant operating rate was 89 percent of capacity, unchanged from 1996 and down from 92 percent in 1995. The 1997 sales volume increase of 4 percent over 1996 was achieved through a mixture of new capacity and sustained growth, particularly in the company's performance segments. Depreciation expense was $1.2 billion in 1997, $1.3 billion in 1996 and $1.4 billion in 1995.
  Operating expenses, which include research and development, promotion and advertising, and selling and administrative expenses, were $2.7 billion in 1997, a decrease of $232 million from $2.9 billion in 1996 and $330 million from $3.0 billion in 1995. The lower expenses in 1997 reflected Dow's ongoing productivity improvements.
  Research and development expenses were $785 million for 1997, up 3 percent compared with 1996, but down 3 percent compared with 1995 spending.
  Promotion and advertising expenses of $371 million were flat versus 1996 and down 11 percent from $416 million in 1995.
  Selling and administrative expenses for 1997 were $1.5 billion, down 15 percent from $1.8 billion in 1996 and 1995. Selling and administrative expenses represented 8 percent of sales in 1997 versus 9 percent in 1996 and 1995.
  The personnel count was 42,861 at December 31, 1997, 40,289 at the end of 1996 and 39,537 at the end of 1995. The increase in 1997 over 1996 was caused by the addition of approximately 4,400 employees from the acquisition of Sentrachem. The increase in 1996 over 1995 included the impact of new acquisitions which increased the personnel census by approximately 3,100. Taking these two factors into account, the personnel count has shown a substantial reduction each year due to continuing rationalization and work process improvements throughout the company. The Company plans to continue its workforce rationalization in 1998.

Net Income
Net income available for common stockholders in 1997 was $1.8 billion or $7.81 per share compared with $1.9 billion or $7.71 per share in 1996 and $2.1 billion or $7.72 per share in 1995.
  The following table summarizes the impact of special items on earnings per common share.

                                                      1997     1996      1995
------------------------------------------------------------------------------
Impact of Dow Corning Corporation related charges        -        -    $(1.24)
Discontinued operations                                  -        -       .69
Impact of sale of Destec Energy, Inc. and other
 one-time events                                     $ .23        -         -
Other earnings                                        7.58    $7.71      8.27
------------------------------------------------------------------------------
Earnings per common share                            $7.81    $7.71     $7.72
------------------------------------------------------------------------------

  Dow's share of the earnings of nonconsolidated affiliates amounted to $75 million in 1997 compared with $66 million in 1996 and $70 million in 1995. The company has not recorded its share of equity earnings in Dow Corning since the first quarter of 1995 due to Dow Corning's filing for protection under Chapter 11 and the write-down of the company's investment. See Note Q to the Financial Statements for further discussion of Dow Corning's breast implant litigation.
  Interest expense (including capitalized interest) and amortization of debt discount decreased $23 million to $471 million in 1997, down 5 percent from $494 million in 1996, but up 9 percent from $434 million in 1995.
  Interest income and net foreign exchange in 1997 was $194 million, down 32 percent from $286 million in 1996 and 33 percent from $289 million in 1995. Higher interest income in the previous two years was primarily attributable to the investment of the cash received from the sale of the pharmaceutical businesses in 1995. The decline in interest income for 1997 resulted from the company's use of cash for acquisitions. Acquisitions and divestitures are discussed in Note C to the Financial Statements.
  The loss on investments of $330 million in 1995 was due to the company's write-down of its investment in Dow Corning as a result of Dow Corning's decision to file for Chapter 11 (see Note Q to the Financial Statements).
  Sundry income increased to $424 million in 1997 versus $343 million in 1996 and $43 million in 1995. During the last two years, Dow sold or restructured its interest in a number of businesses, including Destec Energy, Inc. in 1997 and Boride Products, Crestar Energy and Cynara in 1996. In addition, the company realized a pretax gain of $120 million in 1996 through the sale of a portion of its ownership in Oasis Pipeline.
  The provision for taxes on income was $1 billion in 1997 versus $1.2 billion in 1996 and $1.4 billion in 1995. Dow's overall effective tax rate for 1997 was 35.3 percent versus 36.1 percent for 1996 and 40.9 percent for 1995. The underlying factors affecting Dow's overall effective tax rates are discussed in Note D to the Financial Statements. U.S. and other tax law and rate changes during the year did not have a material impact on Dow.
  Minority interests' share of net income in 1997 was $99 million compared with $194 million in 1996 and $196 million in 1995. The decrease in minority interest versus prior years was the result of the acquisition of the remaining 40 percent share in DowElanco (now Dow AgroSciences), the divestiture of Destec Energy, Inc. and the redemption of partners' capital accounts in DowBrands L.P. (see Notes C and K to the Financial Statements).

                         --- Page 17 ---

  Discontinued operations accounted for an after tax gain of $187 million in 1995, $169 million of which resulted from the sale of Dow's shares of Marion Merrell Dow Inc. to Hoechst A.G. for $5.1 billion and the sale of the company's Latin American pharmaceutical businesses to Roussel Uclaf S.A. for $133 million in the second quarter of 1995. A further $18 million of income after tax was earned from the operations of the pharmaceutical businesses in the first quarter of 1995. Provision for taxes related to discontinued operations was $418 million, $382 million on the sale and $36 million from operations (see Note C to the Financial Statements).

Dividends
The Board of Directors has announced a quarterly dividend of 87 cents per share, payable April 30, 1998, to stockholders of record on March 31, 1998. This will be the 345th consecutive quarterly dividend since 1912. Dow has maintained or increased the dividend throughout that time. The company declared dividends of $3.36 per share in 1997, $3.00 per share in 1996 and $2.90 per share in 1995.

Environment
Dow's global operations are subject to increasingly stringent laws and government regulations related to environmental protection and remediation. Dow's environmental responsibilities and potential liabilities receive direct and ongoing scrutiny by management to ensure compliance with these laws and regulations. Dow's Environmental Management Standard clearly defines the overall environmental management system, performance objectives and design requirements needed to minimize the long-term cost of environmental protection as well as to comply with these laws and regulations. It is Dow's stated policy that all global operations and products meet Dow's Environmental Management Standard or their country's laws and regulations, whichever is more stringent. Assessments are used by management to continually measure and report Dow's progress against this standard and its performance objectives.
  Since 1996, the company has received third party certification at three of its European sites confirming that Dow's environmental management system meets ISO-14001 and Eco-Management and Auditing System (EMAS) specifications.
  It has been Dow's policy to adhere to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. First, Dow works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal (incineration) means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. Dow has specific requirements for wastes that are transferred to non-Dow facilities. Wastes that are recycled, treated or recovered for energy off-site represent less than 2 percent of the total amount of wastes reported as part of the Pollution Prevention Act. Dow's policy of on-site waste treatment has resulted in less than 10 percent of its total environmental liability being directed at remediation under federal or state Superfund statutes.
  In 1996, Dow announced a number of voluntary global environment, health and safety (EH&S) goals for the year 2005. Included are goals to reduce emissions and wastes by 50 percent (1994 base year) and EH&S incidents by 90 percent. Most performance metrics are on or ahead of the goal schedule. The goals, as well as other performance data, can be found in Dow's 1997 EH&S progress report.
   Dow accrues the costs of site remediation for its facilities based on current law and existing technologies. In the case of a landfill, Dow accrues the costs over the useful life of the facility. The nature of such remediation includes the cleanup of soil contamination and the closure of landfills and other waste management facilities. The policies adopted to reflect properly the monetary impacts of environmental matters are discussed in Note A to the Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Raven Group Ltd., a joint venture established in 1996, provides strategic management to identify cost-effective solutions for certain remediation liabilities at Dow's U.S. manufacturing locations. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available.
   Dow has been named as a potentially responsible party (PRP) under federal or state Superfund statutes at approximately 45 sites. Dow readily cooperates in remediation at sites where its liability is clear, thereby minimizing legal and administrative costs. However, at several of these Superfund sites, Dow has had no known involvement and is contesting all liability; at many others, Dow disputes major liability, believing its responsibility to be de minimis. Because current law imposes joint and several liability upon each party at a Superfund site, Dow has evaluated its potential liability in light of the number of other companies which have also been named PRPs at each site, the estimated apportionment of costs among all PRPs and the financial ability and commitment of each to pay its expected share.

                         --- Page 18 ---

  Management has estimated that the company's remaining liability for the remediation of Superfund sites at December 31, 1997, was $11 million, which has been accrued. In addition, receivables of $19 million for probable third-party recoveries have been recorded related to Superfund sites. Other recoveries for past expenditures are possible since Dow has numerous insurance policies secured from many carriers at various times that may provide coverage at different levels for environmental liabilities. The company is currently involved in litigation to determine the scope and extent of such coverage.
  In addition to the Superfund-related liability referenced above, Dow had an accrued liability of $272 million at December 31, 1997, related to the remediation of current or former Dow-owned sites. The company had not recorded as a receivable any third-party recovery related to these sites.
  In total, Dow's accrued liability for probable environmental remediation and restoration costs was $283 million at December 31, 1997, compared with $265 million at the end of 1996. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount.
  It is the opinion of the company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the company's consolidated financial statements.
  The amounts charged to income on a pretax basis related to environmental remediation totaled $90 million in 1997, $60 million in 1996 and $89 million in 1995. The charges for 1997 included future incremental operations, maintenance and management costs directly related to remediation as a result of the adoption of a new accounting standard (see Note B to the Financial Statements). Capital expenditures for environmental protection were $77 million in 1997, $80 million in 1996 and $80 million in 1995.

Capital Expenditures
Capital spending for the year was $1.2 billion, down 11 percent from $1.3 billion in 1996 and 15 percent from $1.4 billion in 1995. In 1997, approximately 44 percent of the company's capital expenditures was directed toward additional capacity for new and existing products, while about 9 percent was committed to projects related to environmental protection, safety and loss prevention, and industrial hygiene. These were up from 34 percent and 8 percent, respectively, in 1996. The remaining capital was utilized to maintain the company's existing asset base, including projects related to productivity improvements, energy conservation and facilities support.
  Major projects underway during 1997 included a new TDI plant in Freeport, Texas; an expansion of the polyethylene facilities in Fort Saskatchewan, Alberta, Canada; a new aniline facility in Boehlen, Germany; an ethylene cracker expansion in Bahia Blanca, Argentina; and an ethylene expansion in Terneuzen, the Netherlands. Because the company designs and builds most of its capital projects in-house, it had no major capital commitments, other than for the purchase of materials from fabricators.

Liquidity and Capital Resources
Operating activities provided $3.7 billion in cash in 1997, compared with $3.4 billion in 1996 and $3.3 billion in 1995 (see the Consolidated Statements of Cash Flows). The items affecting operating activities are discussed in the operating income and net income analyses. Investing activities used $3.3 billion in cash in 1997 and $2.2 billion in 1996, and provided $2.9 billion in 1995. The increased use of cash during 1997 resulted from the acquisition of the remaining 40 percent share in DowElanco (now Dow AgroSciences), the acquisition of Sentrachem, the purchase of 80 percent interest in BSL and the redemption of partners' capital accounts in DowBrands L.P. (see Notes C and K to the Financial Statements). Allocation of the purchase price to the assets acquired and liabilities assumed has not yet been completed for the DowElanco, Sentrachem and BSL acquisitions. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the dates of acquisition. Offsetting the use of cash was net cash proceeds of $907 million generated by the sale of Destec Energy, Inc. in 1997. The swing of $5.1 billion in cash between 1996 and 1995 was due to the sale of the pharmaceutical businesses in 1995.
  Total working capital at year-end was $1.3 billion versus $3.8 billion at the end of 1996. Cash, cash equivalents, marketable securities and interest-bearing deposits decreased by $1.8 billion primarily due to the aforementioned acquisitions. Inventories and trade receivables increased $219 million in 1997, excluding the impact of acquisitions and divestitures. Days-sales-in-inventory, however, were down three days to 84 days, versus 87 days in 1996 and 90 days in 1995. Days-sales-outstanding-in-receivables were 47 days, 45 days and 47 days for 1997, 1996 and 1995, respectively. Goodwill at December 31, 1997, was $1.8 billion, an increase of $863 million from year-end 1996, resulting primarily from the DowElanco and Sentrachem acquisitions.
  Short-term borrowings at December 31, 1997, were $1.7 billion, an increase of $991 million from year-end 1996. Long-term debt due within one year decreased $201 million to $406 million at the end of 1997 compared with $607 million at the end of 1996. Long-term debt due in 1998 will be funded by operating cash flows. Accounts payable increased by $371 million to $2.7 billion.

                         --- Page 19 ---

  Long-term debt was $4.2 billion, flat versus year-end 1996. During the year, $238 million of new long-term debt was incurred while $273 million was transferred to long-term debt due within one year. In 1997, $665 million of long-term debt was retired.
  Total debt was $6.3 billion, $5.5 billion and $5.4 billion at December 31, 1997, 1996 and 1995, respectively. Net debt, which equals total debt less cash, cash equivalents, marketable securities and interest-bearing deposits, was $5.7 billion, $3.2 billion and $2 billion at December 31, 1997, 1996 and 1995, respectively. The debt to total capitalization ratio increased temporarily to 43 percent at year-end 1997 from 35 percent at the end of 1996 and 36 percent at the end of 1995. This ratio decreased significantly in early 1998 with the cash receipt of approximately $1.2 billion from the sale of the DowBrands business on January 23, 1998.
  During the last three years, the company has repurchased 63.7 million shares of its common stock. $1.7 billion worth of common stock was repurchased in 1997, $1.2 billion in 1996 and $2.1 billion in 1995. Since the beginning of 1995, net shares outstanding have been reduced by 19 percent (see Note L to the Financial Statements).
  At December 31, 1997, the company had unused and available credit facilities with various U.S. and foreign banks totaling $1.8 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.4 billion were available for use by foreign subsidiaries.
  At December 31, 1997, there was a total of $1.4 billion in available SEC registered debt securities between Dow and Dow Capital plc., a wholly owned subsidiary, and 50 billion in available Japanese yen (approximately $385 million) registered with Japan's Ministry of Finance.
  Minority interest in subsidiary companies decreased during the year from $2.1 billion in 1996 to $676 million at the end of 1997, attributable to the acquisition of the remaining 40 percent share in DowElanco, the divestiture of Destec Energy, Inc. and the redemption of minority interests in DowBrands L.P. as discussed in Notes C and K to the Financial Statements.

Year 2000
Dow has established a plan to address what many call the Year 2000 challenge; specifically, the fact that many computing and control systems will not accurately interpret dates after December 31, 1999. Since early 1997, a Year 2000 project team has been dedicated to making Dow's systems and businesses ready for the next millennium. The project team's responsibilities include assessing the potential impact of the Year 2000 issue on the company's systems and operations, developing action plans to address the needs and issues identified, ascertaining the resources required and establishing a time-phased work plan, which will include systems tests to determine Year 2000 compliance. Year 2000 and the required system modifications are not expected to materially affect the company's business operations or consolidated financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Dow's business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the company enters into hedging transactions, pursuant to established guidelines and policies, that enable it to mitigate the adverse effects of financial market risk. A secondary objective is to add value by creating additional exposure within established limits and policies. The potential impact of creating such additional exposures is not material to the company's results.
  The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the company hedges on a net exposure basis using foreign currency forward contracts and over-the-counter option contracts. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies - mainly the Deutsche mark, Swiss franc and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the dollar value of future cash flows. The majority of the foreign exchange exposure is related to the Japanese yen, Deutsche mark, Dutch guilder and other European currencies.
  The main objective of interest rate risk management is to reduce the total funding cost to the company and to alter the interest rate exposure to the desired risk profile. Dow uses interest rate swaps, "swaptions" and exchange traded instruments to accomplish this objective. The company's primary exposure is to the U.S. dollar yield curve.
  Inherent in Dow's business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Chemical feedstocks and natural gas constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks when feasible. The risk of these hedging instruments is not material.

                         --- Page 20 ---



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK (Continued)

  As a result of acquisition and divestiture activity, the company has a portfolio of equity securities. The major part of this exposure is related to restricted stock warrants. This exposure is managed in a manner consistent with the company's market risk policies and procedures.
  Dow uses value at risk (VAR) stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the company estimates the maximum gain or loss that could arise in one day, given a two standard deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity and earnings of the company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. As an example, the VAR for one day, using a 95 percent confidence level at December 31, 1997, for foreign exchange, interest rate and equity exposures, net of hedges was: foreign exchange - $12 million; interest rate - $23 million; and equity - $3 million.

                         --- Page 21 ---


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               The Dow Chemical Company and Subsidiaries
------------------------------------------------------------------------
Responsibility for Financial Statements and Independent Auditors' Report

------------------------------------------------------------------------
Management Statement of Responsibility
The management of The Dow Chemical Company and its subsidiaries prepared the accompanying consolidated financial statements and has responsibility for their integrity, objectivity and freedom from material misstatement or error. These statements were prepared in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the financial statements. The Board of Directors, through its Audit Committee, assumes an oversight role with respect to the preparation of the financial statements.
   Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. Management has established and maintains an internal control structure that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting.
  The internal control structure provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors internal controls for compliance.
The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements.
  Deloitte & Touche LLP, independent auditors, with direct access to the Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company, and their report follows.
  Management has considered recommendations from the internal auditors and Deloitte & Touche LLP concerning the internal control structure and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management further believes the controls are adequate to accomplish the objectives discussed herein.

------------------------------------------------------------------------
Independent Auditors' Report

To the Stockholders and Board of Directors of The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Midland, Michigan
February 11, 1998

                         --- Page 22 ---

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
In millions, except for per share amounts                  1997     1996     1995
----------------------------------------------------------------------------------
Net Sales                                               $20,018  $20,053  $20,200
Operating Costs and Expense
   Cost of sales                                         14,679   14,108   13,337
   Insurance and finance company operations,
      pretax income                                        (113)     (78)     (61)
   Research and development expenses                        785      761      808
   Promotion and advertising expenses                       371      370      416
   Selling and administrative expenses                    1,509    1,766    1,771
   Amortization of intangibles                               61       39       38
   -------------------------------------------------------------------------------
   Total operating costs and expenses                    17,292   16,966   16,309
----------------------------------------------------------------------------------
Operating Income                                          2,726    3,087    3,891
----------------------------------------------------------------------------------
Other Income (Expense)
   Equity in earnings of nonconsolidated affiliates          75       66        70
   Interest expense and amortization of debt discount      (471)    (494)    (434)
   Interest income and foreign exchange - net               194      286      289
   Net loss on investments                                    0        0     (330)
   Sundry income - net                                      424      343       43
   -------------------------------------------------------------------------------
   Total other income (expense)                             222      201     (362)
----------------------------------------------------------------------------------
Income before Provision for Taxes on Income and
   Minority Interests                                     2,948    3,288    3,529
----------------------------------------------------------------------------------
Provision for Taxes on Income                             1,041    1,187    1,442
----------------------------------------------------------------------------------
Minority Interests' Share in Income                          99      194      196
----------------------------------------------------------------------------------
Preferred Stock Dividends                                     6        7        7
----------------------------------------------------------------------------------
Income from Continuing Operations                         1,802    1,900    1,884
----------------------------------------------------------------------------------
Discontinued Operations
   Income from pharmaceutical businesses, net of taxes
      on income                                               0        0       18
   Gain on sale of pharmaceutical businesses, net of
      taxes on income                                         0        0      169
----------------------------------------------------------------------------------
Net Income Available for Common Stockholders             $1,802   $1,900   $2,071
----------------------------------------------------------------------------------
Weighted-average Common Shares Outstanding                230.6    246.3    268.2
----------------------------------------------------------------------------------
Per Share Data
   Earnings per common share from continuing
      operations                                          $7.81    $7.71    $7.03
   Earnings per common share                               7.81     7.71     7.72
   Earnings per common share from continuing
      operations - assuming dilution                       7.70     7.60     6.93
   Earnings per common share - assuming dilution           7.70     7.60     7.61
   -------------------------------------------------------------------------------
   Common stock dividends declared per share              $3.36    $3.00    $2.90
----------------------------------------------------------------------------------
See Notes to Financial Statements.

                                --- Page 23 ---

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                     December 31
In millions                                                         1997     1996
----------------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                        $235   $1,903
   Marketable securities and interest-bearing deposits               302      399
   Accounts and notes receivable:
      Trade (less allowance for doubtful receivables -
             1997, $73; 1996, $71)                                 3,257    2,985
      Other                                                        1,701    1,411
   Inventories:
      Finished and work in process                                 2,309    2,267
      Materials and supplies                                         612      548
   Deferred income tax assets - current                              224      317
   -------------------------------------------------------------------------------
   Total current assets                                            8,640    9,830
----------------------------------------------------------------------------------
Investments
   Capital stock at cost plus equity in accumulated
      earnings of nonconsolidated affiliates                       1,206    1,387
   Other investments                                               2,529    2,060
   Noncurrent receivables                                            400      437
   -------------------------------------------------------------------------------
   Total investments                                               4,135    3,884
----------------------------------------------------------------------------------
Property
   Property                                                       23,345   23,737
   Less accumulated depreciation                                  15,293   15,253
   -------------------------------------------------------------------------------
   Net property                                                    8,052    8,484
----------------------------------------------------------------------------------
Other Assets
   Goodwill (net of accumulated amortization -
             1997, $211; 1996, $177)                               1,762      899
   Deferred income tax assets - noncurrent                           452      669
   Deferred charges and other assets                                 999      907
   -------------------------------------------------------------------------------
   Total other assets                                              3,213    2,475
----------------------------------------------------------------------------------
Total Assets                                                     $24,040  $24,673
----------------------------------------------------------------------------------
See Notes to Financial Statements.

                                --- Page 24 ---

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                     December 31
In millions, except for share amounts                               1997     1996
----------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------
Current Liabilities
   Notes payable                                                  $1,656     $665
   Long-term debt due within one year                                406      607
   Accounts payable:
      Trade                                                        1,731    1,596
      Other                                                          960      724
   Income taxes payable                                              521      567
   Deferred income tax liabilities - current                         100       64
   Dividends payable                                                 200      184
   Accrued and other current liabilities                           1,766    1,597
   -------------------------------------------------------------------------------
   Total current liabilities                                       7,340    6,004
----------------------------------------------------------------------------------
Long-Term Debt                                                     4,196    4,196
----------------------------------------------------------------------------------
Other Noncurrent Liabilities
   Deferred income tax liabilities - noncurrent                      649    1,005
   Pension and other postretirement benefits - noncurrent          1,840    1,896
   Other noncurrent obligations                                    1,664    1,493
   -------------------------------------------------------------------------------
   Total other noncurrent liabilities                              4,153    4,394
----------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                            676    2,091
----------------------------------------------------------------------------------
Temporary Equity
   Temporary equity - other                                            9        0
   Preferred stock (authorized 250,000,000 shares of $1.00
      par value each; issued Series A - 1997: 1,438,084;
      1996: 1,482,309) at redemption value                           124      128
   Guaranteed ESOP obligation                                        (84)     (94)
   -------------------------------------------------------------------------------
   Total temporary equity                                             49       34
----------------------------------------------------------------------------------
Stockholders' Equity
   Common stock (authorized 500,000,000 shares of $2.50 par
      value each; issued 1997 and 1996: 327,125,854                  818      818
   Additional paid-in capital                                        532      307
   Retained earnings                                              12,357   11,323
   Unrealized gains on investments                                   316      192
   Cumulative translation adjustments                               (429)    (363)
   Minimum pension liability                                         (33)     (22)
   Treasury stock, at cost (shares 1997: 101,658,109;
      1996: 85,986,616)                                           (5,935)  (4,301)
   -------------------------------------------------------------------------------
   Net stockholders' equity                                        7,626    7,954
----------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                       $24,040  $24,673
----------------------------------------------------------------------------------
See Notes to Financial Statements.

                                --- Page 25 ---

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
In millions                                                1997     1996     1995
----------------------------------------------------------------------------------
Common Stock
   Balance at beginning and end of year                    $818     $818     $818
----------------------------------------------------------------------------------
Additional Paid-in Capital
   Balance at beginning of year                             307      315      326
   Issuance of treasury stock at more (less) than cost      220      (21)     (27)
   Proceeds from sales of put options                         5       13       16
   -------------------------------------------------------------------------------
   Balance at end of year                                   532      307      315
----------------------------------------------------------------------------------
Retained Earnings
   Balance at beginning of year                          11,323   10,159    8,857
   Net income                                             1,808    1,907    2,078
   Preferred stock dividends declared                        (6)      (7)      (7)
   Common stock dividends declared                         (768)    (736)    (769)
   -------------------------------------------------------------------------------
   Balance at end of year                                12,357   11,323   10,159
----------------------------------------------------------------------------------
Unrealized Gains (Losses) on Investments
   Balance at beginning of year                             192       62      (21)
   Unrealized gains                                         124      130       83
   -------------------------------------------------------------------------------
   Balance at end of year                                   316      192       62
----------------------------------------------------------------------------------
Cumulative Translation Adjustments
   Balance at beginning of year                            (363)    (349)    (330)
   Translation adjustments                                  (66)     (14)     (19)
   -------------------------------------------------------------------------------
   Balance at end of year                                  (429)    (363)    (349)
----------------------------------------------------------------------------------
Minimum Pension Liability
   Balance at beginning of year                             (22)       0        0
   Adjustments                                              (11)     (22)       0
   -------------------------------------------------------------------------------
   Balance at end of year                                   (33)     (22)       0
----------------------------------------------------------------------------------
Treasury Stock
   Balance at beginning of year                          (4,301)  (3,644)  (1,438)
   Purchases                                             (1,655)  (1,243)  (2,115)
   Reclassification related to put options                   (9)     313     (313)
   Issuance to employees and employee plans                  30      273      222
   -------------------------------------------------------------------------------
   Balance at end of year                                (5,935)  (4,301)  (3,644)
----------------------------------------------------------------------------------
Net Stockholders' Equity                                 $7,626   $7,954   $7,361
----------------------------------------------------------------------------------
See Notes to Financial Statements.

                                --- Page 26 ---

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
In millions                                                1997     1996     1995
----------------------------------------------------------------------------------
Operating Activities
   Income from continuing operations                     $1,802   $1,900   $1,884
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortizatization                1,287    1,298    1,442
         Provision for deferred income tax                  150      306      268
         Undistributed earnings of nonconsolidated
            affiliates                                      (21)      29      (35)
         Minority interests' share in income                 99      194      196
         Net gain on sale of consonsolidated companies     (189)       0        0
         Net loss on investments                              0        0      330
         Net gain on sales of property                      (49)     (11)     (24)
         Other net gain                                     (39)     (67)     (99)
   Changes in assets and liabilities that provided
      (used) cash:
         Accounts receivable                               (275)     (53)    (311)
         Inventories                                         56      123     (369)
         Accounts payable                                   193      (54)      15
         Other assets and liabilities                       639     (266)     (40)
   Operating activities related to discontinued
      operations                                              0        0       84
   -------------------------------------------------------------------------------
   Cash provided by operating activities                  3,653    3,399    3,341
----------------------------------------------------------------------------------
Investing Activities
   Purchases of property                                 (1,198)  (1,344)  (1,417)
   Proceeds from sales of property                          117      126      107
   Purchases of consolidated companies                   (1,692)    (409)     (10)
   Proceeds from sales of consolidated companies            907        0    5,060
   Purchases from outside investors in limited
      partnerships                                         (909)       0        0
   Investments in nonconsolidated affiliates               (218)    (652)    (325)
   Proceeds from sales of nonconsolidated affiliates          0      209        0
   Purchases of investments                              (2,904)  (2,289)  (2,260)
   Proceeds from sales of investments                     2,614    2,160    1,751
   Investing activities related to discontinued
      operations                                              0        0      (28)
   -------------------------------------------------------------------------------
   Cash provided by (used in) investing activities       (3,283)  (2,199)   2,878
----------------------------------------------------------------------------------
Financing Activities
   Changes in short-term notes payable                      700       50     (390)
   Proceeds from issuance of long-term debt                 238      298      247
   Payments on long-term debt                              (665)    (586)    (951)
   Purchases of treasury stock                           (1,655)  (1,243)  (2,115)
   Proceeds from sales of common stock                      192      255      158
   Distributions to minority interests                      (72)    (155)    (155)
   Dividends paid to stockholders                          (758)    (749)    (766)
   Financing activities related to discontinued
      operations                                              0        0       16
   -------------------------------------------------------------------------------
   Cash used in financing activities                     (2,020)  (2,130)  (3,956)
----------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                     (18)      (6)       7
----------------------------------------------------------------------------------
Summary
   Increase (decrease) in cash and cash equivalents      (1,668)    (936)   2,270
   Cash and cash equivalents at beginning of year         1,903    2,839      569
   -------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                $235   $1,903   $2,839
----------------------------------------------------------------------------------
See Notes to Financial Statements.

                                --- Page 27 ---

                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

Table of Contents
                                                           Page
A    Summary of Significant Accounting Policies             28
B    Accounting Change                                      30
C    Acquisitions and Divestitures                          31
D    Taxes on Income                                        32
E    Inventories                                            33
F    Related Company Transactions                           33
G    Property                                               33
H    Leased Properties                                      33
I    Notes Payable, Long-Term Debt and Available
      Credit Facilities                                     34
J    Financial Instruments                                  35
K    Limited Partnerships                                   37
L    Stockholders' Equity                                   37
M    Stock Compensation Plans                               38
N    Redeemable Preferred Stock                             39
O    Pension Plans                                          40
P    Other Postretirement Benefits                          41
Q    Commitments and Contingent Liabilities                 42
R    Supplementary Information                              44
S    Industry Segments and Geographic Areas                 45

A Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries (the Company) include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20%-50% owned companies and majority-owned subsidiaries over which the Company does not exercise control) are accounted for on the equity basis.
  Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 1997.

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

Earnings per Common Share
The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. Earnings per common share assuming dilution adjusts this calculation to give effect to all dilutive potential common shares that were outstanding during the respective periods.

Foreign Currency Translation
The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency, and the effects of exchange rate changes on transactions designated as hedges of net foreign investments, are included as a separate component of stockholders' equity. Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Cash and Cash Equivalents
Cash and cash equivalents include time deposits and readily marketable securities with original maturities of three months or less.

                         --- Page 28 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

A Summary of Significant Accounting Policies (Continued)

Financial Instruments
Interest differentials on swaps and forward rate agreements designated as hedges of exposures to interest rate risk are recorded as adjustments to expense over the contract periods. Premiums for early termination of interest derivatives designated as hedges are amortized as adjustments to expense over the original contract periods. Interest derivatives not designated as hedges are marked-to-market at the end of each accounting period.
  Forward points on foreign exchange forward contracts designated as hedges of foreign exchange risk are amortized over the lives of the contracts. Realized and unrealized gains and losses on foreign exchange transactions that are designated and effective as hedges are recognized in the same period as the hedged transaction. The carrying amounts of foreign currency options and option combinations are adjusted for changes in fair value at each balance sheet date. Foreign exchange contracts not designated as hedges are marked-to-market at the end of each accounting period.
  The Company enters into various commodity contracts, including futures, options and swap agreements to hedge its purchase of commodity products used in the Company's business. These contracts are predominantly settled in cash. For those contracts that are designated and effective as hedges, gains and losses are accounted for as part of the basis of the related commodity purchases. For contracts accounted for as hedges that are terminated before their maturity date, gains and losses are deferred and included in the basis of the related commodity purchases. Commodity contracts not accounted for as hedges are marked-to-market at the end of each accounting period with the related gains and losses recognized in income.
  The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard pricing models, which take into account the present value of estimated future cash flows.

Investments
Investments in debt and marketable equity securities, including warrants, are classified as either trading, available-for-sale, or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in a separate component of stockholders' equity. Investments classified as held-to-maturity are recorded at amortized cost.
  The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities acquired is shown as goodwill, which is amortized on a straight-line basis over its estimated useful life with a maximum of 40 years.
  The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
  The cost of investments sold is determined by specific identification.

Property
Land, buildings and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is generally provided using the declining balance method for assets capitalized through 1996 and using the straight-line method for assets capitalized beginning January 1, 1997. Fully depreciated assets are retained in property and depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts and the net amounts, less proceeds from disposal, are included in income.

Environment
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are generally included in the balance sheet as "Other noncurrent obligations" at undiscounted amounts. Accruals for related insurance or other third party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized, and are included in the balance sheet as "Noncurrent receivables."
  Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and estimable.

                         --- Page 29 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

A Summary of Significant Accounting Policies (Continued)

Inventories
Inventories are stated at the lower of cost or market. The method of determining cost is used consistently from year to year at each subsidiary and varies among the last-in, first-out (LIFO) method;
the first-in, first-out (FIFO) method; and the average cost method.

Taxes on Income
The Company accounts for taxes on income using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.
  Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

B Accounting Change

For property released to operations beginning January 1, 1997, the Company has changed from an accelerated method to the straight-line method of depreciation. The change reflects improvements in the Company's engineering and maintenance practices which result in property not being subject to high maintenance costs or substantially reduced productivity in the later years of its useful life. In addition, the change to the straight-line method conforms to predominant industry practice. This change did not have a material effect on 1997 income.
  In 1997, the Company adopted the American Institute of
Certified Public Accountants' Statement of Position 96-1 (Environmental Remediation Liabilities), which requires the accrual of future incremental operations, maintenance and management costs directly related to remediation. The Company's adoption of Statement of Position 96-1 did not have a material effect on 1997 income.
  In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 (Earnings Per Share). Adoption of this standard had no effect on previously reported earnings per common share amounts; however, earnings per common share assuming dilution is now reported for all periods presented.
  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 (Disclosures about Segments of an Enterprise and Related Information), which will be effective beginning January
1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet determined what changes, if any, will be made to its segment structure as a result of this standard. It is expected that this standard will not be applied to interim financial reporting for 1998.
  In May 1996, the Emerging Issues Task Force of the Financial
Accounting Standards Board reached a consensus on Issue        No.
96-11 (Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by SFAS No. 115). As a result, the Company began to account for its warrants to purchase 15 million shares of Schlumberger Limited stock at fair value as available-for-sale securities. The impact of adopting this consensus was to increase the carrying value of the warrants by $136, in the quarter of adoption, with a corresponding increase in "Unrealized gains on investments" in stockholders' equity (net of deferred taxes of $52).

                         --- Page 30 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

C Acquisitions and Divestitures

In January 1998, the Company completed the sale of the DowBrands business to S.C. Johnson & Son, Inc. for approximately $1,200. This transaction is expected to result in a significant gain in the first quarter of 1998.
  In December 1997, Dow acquired 100 percent of Sentrachem Limited for $487. Sentrachem, a global chemical company based in South Africa, had annual sales of about 5,000 rand (approximately $1,000). Its major businesses are specialty and agricultural chemicals.
  In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (Buna Sow Leuna Olefinverbund, referred to herein as BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $140. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. Incentives relating to property construction reduce the basis of such property. Incentives relating to expenses during the reconstruction period are recognized as such expenses are incurred. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the restructuring period.
  In June 1997, the Company purchased the outstanding 40 percent share in DowElanco, an agricultural chemicals joint venture, from Eli Lilly and Company for $900 plus Lilly's share of undistributed earnings. This transaction resulted in the Company owning 100 percent of DowElanco (renamed Dow AgroSciences LLC).
  Allocation of the purchase price to the assets acquired and liabilities assumed has not yet been completed for the Sentrachem, BSL and DowElanco acquisitions. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the dates of acquisition.
  In June 1997, the Company completed the sale of its 45 million shares of Destec Energy, Inc. to NGC Acquisition Corporation for $974 or $21.65 per share. This transaction resulted in a pretax gain of $189.
  Through the sales of shares in Oasis Pipeline in June and November 1996, the Company reduced its ownership from 70 percent to 30 percent, recognizing pretax gains of $43 and $77, respectively.
  In April 1996, Dow and E.I. duPont de Nemours and Company formed, through the transfer of net assets and existing businesses, a 50:50 joint venture named DuPont Dow Elastomers L.L.C. This company focuses on the discovery, development, production and sale of thermoset and thermoplastic elastomer products. The book value of the net assets transferred by the Company was $527.
  In January 1996, the Company and The Hartford Steam Boiler Inspection and Insurance Company (HSB) formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC. This company provides environmental, information technology and strategic chemical management services to industries and governments worldwide. The book value of the net assets transferred by the Company was $33. In January 1998, the Company purchased HSB's interest for $136.
  In January 1996, the Company acquired an 80 percent share in EniChem's INCA International SpA subsidiary, a producer of polyethylene terephthalate (PET) resin and its major precursor, purified terephthalic acid (PTA). The investment by the Company was $155.
  In January 1996, DowElanco entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158, acquired a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to more than 50 percent and now owns 63 percent. Mycogen is a world leader in agricultural biotechnology.
  In December 1995, a Company-controlled consortium acquired the shares owned by the Argentine government of Petroquimica Bahia Blanca (PBB) and Indupa for $358. The consortium, in 1996, sold Indupa and purchased Polisur S.A. This series of transactions resulted in the consortium owning PBB (a leading ethylene producer) and Polisur (a polyethylene manufacturer). The net investment by the Company was approximately $382.
  In June 1995, the Company completed the sale of its 197 million shares of Marion Merrell Dow Inc. to Hoechst A.G. for $5,069 or $25.75 per share. In addition, subsidiaries of the Company completed the sale of the Company's Latin American pharmaceutical business based in Argentina, Brazil and Mexico to Roussel Uclaf S.A. for $133. These two transactions, net of taxes on income of $382, increased the Company's second quarter of 1995 earnings by $169. The Company's consolidated statements of income and cash flows reflect the pharmaceutical businesses as discontinued operations. Net sales for the pharmaceutical businesses were $757 for the first quarter of 1995, and provisions for taxes and interest expense were $36 and $77, respectively.

                         --- Page 31 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

D Taxes on Income

Operating loss carryforwards at December 31, 1997, amounted to $811 of which $167 is subject to expiration in the years 1998 through 2002. The remaining balances expire in years beyond 2002 or have an indefinite carryforward period.
  Tax credit carryforwards at December 31, 1997, amounted to $16 of which $7 is subject to expiration in the years 1998 through 2002. The remaining balances expire in years beyond 2002 or have an indefinite carryforward period.
  Undistributed earnings of foreign subsidiaries and related companies which are deemed to be permanently invested amounted to $3,458, $3,338 and $3,026 at December 31, 1997, 1996 and 1995,
respectively. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

Domestic and Foreign Components of Income before Provision for
Taxes on Income and Minority Interests
                                                  1997      1996      1995
---------------------------------------------------------------------------
Domestic                                        $1,683    $1,996    $1,513
Foreign                                          1,265     1,292     2,016
---------------------------------------------------------------------------
Total                                           $2,948    $3,288    $3,529
---------------------------------------------------------------------------

Reconciliation to U.S. Statutory Rate
                                                  1997      1996      1995
---------------------------------------------------------------------------
Taxes at U.S. statutory rate                    $1,032    $1,151    $1,235
Write-down of investment                             -         -       124
Adjustment of deferred taxes on basis differences    -        64         -
Amortization of nondeductible intangibles           13        17         2
Foreign rates other than 35%                        80        45        15
U.S. tax effect of foreign earnings and dividends  (83)      (75)        -
Other - net                                         (1)      (15)       66
---------------------------------------------------------------------------
Total tax provision                             $1,041    $1,187    $1,442
---------------------------------------------------------------------------
Effective tax rate                                35.3%     36.1%     40.9%
---------------------------------------------------------------------------

Provision for Taxes on Income
                                1997                          1996                          1995
---------------------------------------------------------------------------------------------------------
                   Current   Deferred   Total    Current   Deferred   Total    Current   Deferred   Total
---------------------------------------------------------------------------------------------------------
Federal               $476       $ 55  $  531       $499       $127  $  626     $  535       $112  $  647
State and local         13          5      18         35         11      46         76          -      76
Foreign                402         90     492        347        168     515        563        156     719
---------------------------------------------------------------------------------------------------------
Total                 $891       $150  $1,041       $881       $306  $1,187     $1,174       $268  $1,442
---------------------------------------------------------------------------------------------------------

Deferred Tax Balances at December 31
                                                    1997       1996
--------------------------------------------------------------------
Property                                           $(893)     $(939)
Tax loss and credit carryforwards                    229        220
Long-term debt                                       (11)       103
Postretirement benefit obligations                   577        527
Other accruals and reserves                          228        341
Investments                                          (66)       (77)
Inventory                                             31        (71)
Other - net                                          (77)       (94)
--------------------------------------------------------------------
Subtotal                                          $   18     $   10
Valuation allowance                                  (91)       (93)
--------------------------------------------------------------------
Total                                              $ (73)     $ (83)
--------------------------------------------------------------------

                         --- Page 32 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

E Inventories

The reserves required to reduce inventories from the first-in, first-out (FIFO) basis to the last-in, first-out (LIFO) basis at December 31, 1997 and 1996, amounted to $76 and $163, respectively. The inventories that were valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 34 and 37 percent of the total inventories at December 31, 1997 and 1996, respectively.
  A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which decreased pretax income by $1 in 1997 and increased pretax income by $40 in 1996 and $8 in 1995.

F Related Company Transactions

In May 1995, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11 (see Note Q).
  The Company's investments in related companies accounted for by the equity method at December 31, 1997 and 1996 were $1,206 and $1,387 and exceeded the Company's equity in the net assets of these companies by $276 and $295, respectively. The excess of the Company's investments over its share of the investees' net assets is considered goodwill and is amortized over the estimated useful lives.
  Dividends received from related companies were $53 in 1997, $95 in 1996 and $33 in 1995. All other transactions with related companies, and balances due to or from related companies, were not material.
  The Company has various service agreements with BSL. These include a contract to manage the operations of the sites and direct reconstruction efforts and the construction of new facilities; licensing and technological assistance agreements to provide the Company's expertise to the operations; and a marketing and sales agreement to market most of the output of BSL's operations on a commission basis.

G Property
                                   Estimated
Property at December 31          Useful Lives
                                    (Years)          1997        1996
---------------------------------------------------------------------
Land                                    --       $    341    $    363
Land and waterway improvements       20-25            648         670
Buildings                            20-50          2,147       2,198
Machinery and equipment               5-20         16,710      16,837
Utility and supply lines              5-20          1,380       1,357
Other                                 3-20          1,292       1,388
Construction in progress                --            827         924
---------------------------------------------------------------------
Total                                             $23,345     $23,737
---------------------------------------------------------------------

Depreciation expense was $1,208 in 1997, $1,259 in 1996 and $1,369 in 1995. Manufacturing maintenance and repair costs were $645 in 1997, $695 in 1996 and $824 in 1995. Capitalized interest was $31 in 1997, $35 in 1996 and $28 in 1995.

H Leased Properties

The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment under operating leases. Gas turbines at two U.S. locations are leased. In addition, a Canadian subsidiary leases an ethylene plant. The Company has the option to purchase the ethylene plant and certain other leased equipment and buildings at the termination of the leases.

                         --- Page 33 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

H Leased Properties (Continued)

  Rental expenses under operating leases were $406, $414 and $433 for 1997, 1996 and 1995, respectively.

Minimum Operating Lease Commitments
------------------------------------------------
1998                                      $  248
1999                                         221
2000                                         259
2001                                         119
2002                                         117
2003 and thereafter                          960
------------------------------------------------
Total minimum lease commitments           $1,924
------------------------------------------------

I Notes Payable, Long-Term Debt and Available Credit Facilities

Notes payable consists primarily of obligations due to banks with a variety of interest rates and maturities. The notes payable outstanding at December 31, 1997 and 1996 were $1,656 and $665, respectively. The year-end weighted-average interest rates for these notes payable were 5.80 percent and 4.69 percent, respectively, excluding the effects of short-term borrowings in highly inflationary countries. Included in notes payable at December 31, 1997 and 1996 were commercial paper amounts of $474 and $48, respectively.
  The average interest rate on long-term debt was 7.03 percent in 1997 compared to 6.80 percent in 1996. Annual installments on long-term debt for the next five years are as follows: 1998, $406;
1999, $276; 2000, $179; 2001, $323; 2002, $601.
  The Company had unused and available credit facilities at December 31, 1997, with various U.S. and foreign banks totaling $1,825 which required the payment of commitment fees. Additional unused credit facilities totaling $1,435 at December 31, 1997, were available for use by foreign subsidiaries. These facilities are available in support of commercial paper borrowings and working capital requirements.

Promissory Notes and Debentures at December 31

                                    1997      1996
--------------------------------------------------
5.75%, final maturity 1997             -      $197
7.38%, final maturity 2002         $ 145       145
9.35%, final maturity 2002           194       194
6.63%, final maturity 2002           200         -
7.13%, final maturity 2003           148       148
8.63%, final maturity 2006           187       187
8.55%, final maturity 2009           139       139
9.00%, final maturity 2010            91        91
9.20%, final maturity 2010           181       181
6.85%, final maturity 2013           138       138
9.00%, final maturity 2021           219       219
8.85%, final maturity 2021           184       188
8.70%, final maturity 2022            95        95
7.38%, final maturity 2023           150       150
--------------------------------------------------
Subtotal                         $ 2,071   $ 2,072
--------------------------------------------------

Foreign Bonds at December 31
                                                        1997     1996
---------------------------------------------------------------------
10.87%, final maturity 1997, British pound sterling        -     $378
4.00%, final maturity 1998, Japanese yen                $154      172
5.00%, final maturity 1999, German mark                  167      193
4.63%, final maturity 2000, Swiss franc                  103      111
6.38%, final maturity 2001, Japanese yen                 192      215
---------------------------------------------------------------------
Subtotal                                                $616   $1,069
---------------------------------------------------------------------

                         --- Page 34 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

I Notes Payable, Long-Term Debt and Available Credit Facilities
(Continued)

Other Facilities - Various Rates and Maturities at December 31
                                               1997      1996
-------------------------------------------------------------
U.S. dollar loans                             $ 400     $ 164
Foreign currency loans                          225       240
9.42%, final maturity 2004, Dow ESOP             84        94
Medium-term notes, final maturity 2022          362       370
Pollution control/industrial revenue bonds,
 varying maturities 1999-2027                   831       806
Unexpended construction funds                    (2)       (4)
Capital lease obligations                        16         7
--------------------------------------------------------------
Subtotal                                     $1,916    $1,677
--------------------------------------------------------------

Long-Term Debt at December 31
                                               1997      1996
--------------------------------------------------------------
Promissory notes and debentures              $2,071    $2,072
Foreign bonds                                   616     1,069
Other facilities                              1,916     1,677
Unamortized debt discount                        (1)      (15)
Long-term debt due within one year             (406)     (607)
--------------------------------------------------------------
Long-term debt                               $4,196    $4,196
--------------------------------------------------------------

J Financial Instruments

Investments
The proceeds from sales of available-for-sale securities were $1,934 and $2,085, and the sales resulted in gross realized gains of $137 and $129 and losses of $42 and $33 in 1997 and 1996, respectively.
  The Company's investments in marketable securities are primarily classified as available-for-sale. Maturities for the substantial majority of debt securities were less than five years at December 31, 1997 and 1996.

Risk Management
The Company's risk management program for both foreign currency and interest rate risk is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times. The Company uses value at risk and stress tests to monitor risk. Because the counterparties to these contracts are major international financial institutions, credit risk arising from these contracts is not significant and the Company does not anticipate any such losses. The net cash requirements arising from risk management activities are not expected to be material. The Company's overall financial strategies and impacts from using derivatives in its risk management program are reviewed periodically with the Finance Committee of the Company's Board of Directors and revised as market conditions dictate.
  The Company's global orientation in diverse businesses with a large number of diverse customers and suppliers minimizes concentrations of credit risk. No significant concentration of credit risk existed at December 31, 1997.

Foreign Currency Risk Management
The Company's global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets and liabilities denominated in foreign currency in Europe, Asia Pacific and Canada; bonds denominated in foreign currency; and economic exposure derived from the risk that currency fluctuations could affect the dollar value of future cash flows at the operating income level. The primary business objective of the activity is to optimize the U.S. dollar value of the Company's assets, liabilities and future cash flows with respect to exchange rate fluctuations. Hedging is done on a net exposure basis, as assets and liabilities denominated in the same currency are netted and only the net balance is hedged.

                         --- Page 35 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

Financial Instruments (Continued)

  At December 31, 1997 and 1996, the Company had forward contracts and options outstanding with various expiration dates (primarily in January of the next year) to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $9,511 and $7,442, respectively. The unrealized gains on these contracts, based on the foreign exchange rates at December 31, 1997 and 1996, were $50 and $42, respectively. The effect of foreign exchange derivatives is primarily recognized in "Interest income and foreign exchange - net." Hedges of net investments in subsidiaries are recognized in "Cumulative translation adjustments."
  At December 31, 1997 and 1996, the Company had cross-currency swaps outstanding with notional principal amounts of $50 and $1,356, respectively, with unrealized losses of $2 in 1997, and $3 in gains and $29 in losses in 1996. These were primarily recognized in "Interest income and foreign exchange - net" and offset the gains and losses from the assets and liabilities being hedged.


Fair Value of Financial Instruments at December 31
                                                1997                               1996
-------------------------------------------------------------------------------------------------------
                                    Cost   Gain   Loss   Fair Value     Cost   Gain   Loss   Fair Value
-------------------------------------------------------------------------------------------------------
Interest-bearing deposits        $   194      -      -      $   194  $   250      -      -      $   250
Marketable securities:
 Debt securities                   1,376   $ 30  $ (12)       1,394    3,012   $ 20   $ (5)       3,027
 Equity securities                   467     91    (32)         526      319    129    (12)         436
Other                                 60    672   (150)         582       75    236    (10)         301
-------------------------------------------------------------------------------------------------------
Total                            $ 2,097   $793  $(194)     $ 2,696  $ 3,656   $385   $(27)     $ 4,014
-------------------------------------------------------------------------------------------------------
Long-term debt including debt
   due within one year           $(4,602)     -  $(422)     $(5,024) $(4,803)     -   $(369)    $(5,172)
-------------------------------------------------------------------------------------------------------
Derivatives relating to:
 Foreign currency                      -   $135  $ (85)     $    50        -   $113   $( 71)    $    42
 Interest rates                        -      5    (21)         (16)       -      8     (26)        (18)
 Cross-currency swaps                  -      -     (2)          (2)       -      3     (29)        (26)
 ------------------------------------------------------------------------------------------------------
Cost approximates fair value for all other financial instruments.

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs, diversifying sources of funding or altering interest rate exposures related to debt and lease obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount.
  The notional principal amounts on all types of interest derivative contracts at December 31, 1997 and 1996, totaled $2,858 and $3,469 with a weighted-average remaining life of 2.9 and 3.0 years, respectively. Interest rate derivatives representing hedges of debt-related exposures resulted in unrealized gains of $5 and $7 and losses of $21 and $23 in 1997 and 1996, respectively.

Interest Derivatives at December 31, 1997

                             Notional                   Weighted-average Rate
                               Amount     Maturities    Receive           Pay
-----------------------------------------------------------------------------
Receive fixed hedge           $   801      1998-2004     6.8%            4.8%
Receive floating hedge          1,030      1998-2005     5.5%            6.9%
Other                           1,027      1998-2001       -               -
-----------------------------------------------------------------------------

Interest Derivatives at December 31, 1996

                             Notional                   Weighted-average Rate
                               Amount     Maturities    Receive           Pay
-----------------------------------------------------------------------------
Receive fixed hedge            $1,175      1997-2004     6.5%            5.3%
Receive floating hedge          1,426      1997-2009     5.7%            7.2%
Other                             868      1997-2003       -               -
-----------------------------------------------------------------------------

                         --- Page 36 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

K Limited Partnerships

In December 1991, three wholly owned subsidiaries of the Company contributed assets with an aggregate market value of $2 billion to DowBrands L.P., a newly formed Delaware limited partnership. Outside investors made cash contributions of $45 in December 1991 and $855 in June 1992 in exchange for an aggregate 31 percent limited partner interest in DowBrands L.P. In July 1997, the outside investors' limited partnership interests in DowBrands
L.P. were purchased by subsidiaries of the Company for $909.
   In April 1993, three wholly owned subsidiaries of the Company contributed assets with an aggregate fair value of $977 to Chemtech Royalty Associates L.P. (Chemtech), a newly formed Delaware limited partnership. In 1993, outside investors acquired limited partner interests in Chemtech totaling 20 percent in exchange for $200.
  Chemtech is a separate and distinct legal entity from the Company and its affiliates and has separate assets, liabilities, business and operations. The partnership has as a general partner, a wholly owned subsidiary of the Company, which directs business activities and has fiduciary responsibilities to the partnership and its other members.
  The outside investors in Chemtech receive a cumulative annual priority return of $14 on their investments and participate in residual earnings.
  Chemtech will not terminate unless a termination or liquidation event occurs. The outside investors may cause such an event to occur in the year 2000. In addition, the partnership agreement provides for various windup provisions wherein subsidiaries of the Company may purchase at any time the limited partnership interests of the outside investors. Upon windup, liquidation or termination, the partners' capital accounts will be redeemed at current fair values.
  For financial reporting purposes, the assets (other than intercompany loans, which are eliminated), liabilities, results of operations and cash flows of the partnerships and subsidiaries are included in the Company's consolidated financial statements, and outside investors' limited partnership interests are reflected as minority interests.
  Supplemental contractual disclosures required by the Chemtech partnership agreement are contained within Note R to the Financial Statements of the Company's December 31, 1993, Form 10-K.

L Stockholders' Equity

In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 20,000,000 shares of the Company's common stock. At December 31, 1997, the number of shares purchased under this authorization was 4,352,000. From time to time, the Company utilizes options as part of its stock repurchase program. The Company's potential repurchase obligation related to these options is reclassified from stockholders' equity to temporary equity.
  In 1996, the Board of Directors authorized the purchase of up to 20,000,000 shares of the Company's common stock. In May 1997, the purchases under this authorization were completed.
  The number of treasury shares purchased was 19,538,000 in 1997, 14,926,000 in 1996 and 29,188,000 in 1995. The number of treasury shares issued to employees under option and purchase programs was 3,875,000 in 1997, 5,108,000 in 1996 and 3,022,000 in 1995. The
number of treasury shares contributed to the U.S. pension plan for funding future retiree health care benefits, through a 401(h) account, was 128,000 in 1997.
  There are no significant restrictions limiting the Company's ability to pay dividends.
  Gross undistributed earnings of nonconsolidated affiliates included in retained earnings were $145 and $120 at December 31, 1997 and 1996, respectively.

Reserved Treasury Stock at December 31

Shares (000)                              1997     1996     1995
----------------------------------------------------------------
Stock option plans                      13,784   14,162   16,735
Employees' stock purchase plan             932      878    1,083
----------------------------------------------------------------
Total shares reserved                   14,716   15,040   17,818
----------------------------------------------------------------

                         --- Page 37 ---

                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

M Stock Compensation Plans

At December 31, 1997, the Company had stock-based compensation plans under which shares or options could be granted to employees and outside directors. These plans were approved by the Board of Directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees). Given the terms of the Company's plans, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.
  The Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123 (Accounting for Stock-Based Compensation). For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a binomial option-pricing model using the following weighted-average assumptions for 1997: dividend yield of 4 percent; expected volatility of 18.36 percent; risk-free interest rate of 5.71 percent; and expected lives of seven years for the fixed stock option plans and 0.83 years for the Stock Purchase Plan. Assumptions for prior years differed only for expected volatility of 16.12 percent and the risk-free interest rate of 6.35 percent. The effects of using the fair value method of accounting are indicated in the pro forma amounts below:

                                    1997                 1996                 1995
                                  As     Pro           As     Pro           As     Pro
                            Reported   forma     Reported   forma     Reported   forma
Net income available for
 common stockholders          $1,802  $1,774       $1,900  $1,873       $2,071  $2,039

Earnings per common share       7.81    7.69         7.71    7.61         7.72    7.60

Earnings per common share -
 assuming dilution              7.70    7.58         7.60    7.49         7.61    7.49


Stock Purchase Plan
Annually, the Board of Directors authorizes the Employees' Stock Purchase Plan. Most employees are eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value is determined using the plan price times the number of shares subscribed to by the employee. The plan price of the stock is approximately
85 percent of the market price. Approximately 40 to 45 percent of eligible employees participated in the plan in the last three years.


Stock Purchase Plan
                                     1997               1996               1995
-------------------------------------------------------------------------------------
                                Shares Exercise    Shares Exercise    Shares Exercise
                                 (000)   Price*     (000)   Price*     (000)  Price*
-------------------------------------------------------------------------------------
Outstanding at beginning
 of year                           878   $67.75     1,083   $55.00       894  $54.50
Granted                          1,338    69.00     1,229    67.75     1,543   55.00
Exercised                       (1,261)   68.13    (1,387)   57.79    (1,317)  54.67
Forfeited/Expired                  (23)   69.00       (47)   67.75       (37)  55.00
-------------------------------------------------------------------------------------
Outstanding and exercisable
 at end of year                    932   $69.00       878   $67.75     1,083  $55.00
-------------------------------------------------------------------------------------
Fair value of options
 granted during the year                 $15.26             $13.53            $10.99
-------------------------------------------------------------------------------------
*Weighted-average


Fixed Stock Option Plans
Under the 1988 Award and Option Plan, the Company may grant options or shares of common stock to its employees subject to certain annual restrictions. Under the 1994 Option Plan, the Company may grant up to 100,000 options or shares of common stock to outside directors. Under both plans, the terms are fixed at the grant date. At December 31, 1997, there were 2,051,872 shares available for grant under the 1988 Plan and 90,700 shares available for grant under the 1994 Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Options under the 1988 Plan vest after one year; those under the 1994 Plan vest after three years.

                         --- Page 38 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

M Stock Compensation Plans (Continued)

Fixed Options
                                     1997               1996               1995
-------------------------------------------------------------------------------------
                                Shares Exercise    Shares Exercise    Shares Exercise
                                 (000)   Price*     (000)   Price*     (000)   Price*
-------------------------------------------------------------------------------------
Outstanding at beginning
 of year                        11,984   $62.69    15,020   $59.13    14,735   $56.42
Granted                          1,704    80.00     1,859    75.38     2,681    67.75
Exercised                       (3,322)   63.83    (4,682)   57.25    (2,354)   51.93
Forfeited/Expired                  (18)   63.83      (213)   42.45       (42)   61.21
-------------------------------------------------------------------------------------
Outstanding at end of year      10,348   $66.49    11,984   $62.69    15,020   $59.13
-------------------------------------------------------------------------------------
Exercisable at end of year       8,652   $63.84    10,151   $60.42    12,373   $57.31
Fair value of options
 granted during the year                  14.52              14.19              12.88
-------------------------------------------------------------------------------------
* Weighted-average

Fixed Stock Options at December 31, 1997
                               Options Outstanding         Options Exercisable
                     ------------------------------------  -------------------
         Range of    Shares          Remaining   Exercise   Shares   Exercise
  Exercise Prices     (000)  Contractual Life*     Price*    (000)     Price*
------------------------------------------------------------------------------

 $41.00 to $53.00     1,297         4.40 years     $49.64    1,297     $49.64
  53.01 to  60.00     1,662         3.97 years      57.76    1,662      57.76
  60.01 to  67.00     1,990         5.34 years      64.34    1,990      64.34
  67.01 to  76.00     3,701         7.53 years      71.28    3,698      71.28
  76.01 to  99.00     1,698         9.13 years      80.00        5      98.22
------------------------------------------------------------------------------
Total
 $41.00 to $99.00    10,348         6.41 years     $66.49    8,652     $63.84
 -----------------------------------------------------------------------------
* Weighted-average

Deferred Stock Plan
The Company grants deferred stock to certain key employees. The grants vest either after a designated period of time, generally five years, or when the Company attains specified earnings targets. Compensation expense totaled $26, $8 and $7 for 1997, 1996 and 1995, respectively. The number of deferred shares outstanding was 1,293,000, 1,216,000 and 1,193,000 for 1997, 1996
and 1995, respectively.

N Redeemable Preferred Stock

The Company has an employee stock ownership plan (the ESOP), which is an integral part of the Salaried Employees Savings Plan.
  The ESOP borrowed funds at a 9.42 percent interest rate with a final maturity in 2004, and used the proceeds to purchase convertible preferred stock from the Company. The preferred stock is convertible into the Company's common stock either at a conversion rate of 1:1 if the fair market value of the Company's common stock equals or exceeds $86.125 per share, or at the number of shares of common stock equivalent to $86.125 if common stock fair market value is less than $86.125 per share, subject to the conversion conditions of the ESOP. The preferred stock is redeemable in whole or in part at the option of the Company at any time after January 1, 2000, at $86.125 per share, plus an amount equal to all accrued and unpaid dividends. The dividend yield on the preferred stock is 7.75 percent of the $86.125 redemption value. If the Company consummates certain merger or consolidation transactions involving the Company's common stock, the preferred stock must be redeemed by the Company for cash at a redemption price equal to 105 percent of the $86.125 per share redemption value, plus accrued and unpaid dividends.
  The convertible preferred stock issued to the ESOP is reported as temporary equity in the balance sheet. Because the Company has guaranteed the ESOP's borrowings, the principal amount of the ESOP loan is reported as long-term debt and a reduction of temporary equity in the Company's balance sheet.

                         --- Page 39 ---

                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

O Pension Plans

The Company has defined benefit pension plans which cover employees in the United States and a number of other countries. The Company's funding policy is to contribute annually, at a rate that is intended to approximate a level percentage of compensation for the covered employees, to those plans where pension laws and economics either require or encourage funding. Plan assets consist predominantly of equity and fixed income securities of U.S. and foreign issuers, and include Company common stock with a value of approximately $139 at December 31, 1997.
  The U.S. funded plan covering the parent company is the largest plan. Its benefits are based on length of service and the employee's three highest consecutive years of compensation. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7 and 5.5 percent, for 1997 and 7.25 and 5.5 percent for 1996. The assumed long-term rate of return on assets was 9.5 percent for 1997 and 9 percent
for 1996.      All other pension plans used assumptions in
determining the actuarial present value of the projected benefit obligations that are consistent with (but not identical to) those of the U.S. plan.
  Defined contribution plans cover employees in some subsidiaries in the United States and in other countries, including Australia, France, Spain and the United Kingdom. In addition, U.S. employees are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation which is matched by the Company. Contributions charged to income for defined contribution plans were $90 in 1997, $77 in 1996 and $75 in 1995.
  The net periodic pension cost for all significant defined benefit plans was as follows:

Net Periodic Pension Cost
                                                     1997      1996      1995
------------------------------------------------------------------------------
Service cost - benefits earned during the period  $   165     $ 168      $146
Interest cost on projected benefit obligation         397       388       374
Actual (return) on assets                          (1,136)     (864)   (1,062)
Amortization and deferred amounts                     719       480       686
Employee contributions to the plans                    (6)       (8)       (8)
------------------------------------------------------------------------------
Net periodic pension cost                         $   139     $ 164   $   136
------------------------------------------------------------------------------

The funded status for all significant defined benefit plans was as follows:


Defined Benefit Plans at December 31
                                                                       Fully Funded    Partially Funded
                                                                      --------------   -----------------
                                                                      1997      1996      1997     1996
--------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
 Vested                                                            $(5,007)  $(4,406)    $(452)   $(400)
 Nonvested                                                             (93)     (165)      (20)     (29)
 -------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                      (5,100)   (4,571)     (472)    (429)
Effect of projected compensation increases                            (554)     (793)     (140)    (116)
--------------------------------------------------------------------------------------------------------
Projected benefit obligation for services rendered to date          (5,654)   (5,364)     (612)    (545)
Plan assets at market value                                          6,890     5,985        73       54
--------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than) projected benefit obligation    1,236       621      (539)    (491)
Unrecognized transition obligation                                      12        18        18       23
Unrecognized net (gains) losses                                     (1,018)     (511)      107       54
Unrecognized prior service cost                                        128       178        53       32
Additional minimum liability                                             -         -       (91)     (61)
--------------------------------------------------------------------------------------------------------
Accrued pension asset (liability)                                  $   358   $   306     $(452)   $(443)
--------------------------------------------------------------------------------------------------------

                         --- Page 40 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

P Other Postretirement Benefits

The Company provides certain health care and life insurance benefits to retired employees. The Company funds most of the cost of these health care and life insurance benefits as incurred.
  The U.S. plan covering the parent company is the largest plan. The plan provides health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. For employees hired before January 1, 1993, the plan provides benefits supplemental to Medicare when retirees are eligible for these benefits. The cost of these benefits is shared by the Company and the retiree, with the Company portion increasing as the retiree has increased years of credited service. There is a cap on the Company portion. The Company has the ability to change these benefits at any time.
  For 1997, a discount rate of 7 percent and weighted-average medical cost trend rates starting at 7.78 percent and declining to
5.39 percent in 2004 were assumed. For 1996, the discount rate assumption was 7.25 percent and the medical cost trend rate assumption was 7.20 percent declining to 4.60 percent in 2004. The assumed long-term rate of return on assets was 9.5 percent for 1997 and 9 percent for 1996.
  All other postretirement health care and other benefit plans used assumptions in determining the actuarial present value of accumulated postretirement benefit obligations that are consistent with (but not identical to) those of the U.S. parent company plan.
  Increasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1997, by $40 and the net periodic postretirement benefit cost for the year by $3.

  The net periodic benefit cost for all significant plans was as follows:

Net Periodic Postretirement Cost
                                                    1997      1996      1995
-----------------------------------------------------------------------------
Service cost - benefits earned during the period    $ 19      $ 19       $21
Interest cost on accumulated postretirement
 benefit obligation                                   78        79        86
Actual (return) on assets                            (26)      (15)      (16)
Amortization and deferred amounts                    (38)      (43)      (36)
-----------------------------------------------------------------------------
Net periodic postretirement cost                    $ 33      $ 40      $ 55
-----------------------------------------------------------------------------

  The postretirement benefit obligations for all significant plans were as follows:

Partially Funded Postretirement Plans at December 31
                                                    1997      1996
-------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                       $  (713)  $  (680)
  Fully eligible active plan participants           (241)     (210)
  Other active plan participants                    (283)     (248)
-------------------------------------------------------------------
Total accumulated postretirement benefit
 obligation                                       (1,237)   (1,138)
Plan assets at market value, primarily publicly
 traded stocks and bonds                             161       123
-------------------------------------------------------------------
Unfunded accumulated postretirement
 benefit obligation                               (1,076)   (1,015)
Unrecognized gain from experience favorable
 to assumptions                                     (180)     (213)
Negative prior service costs                        (220)     (279)
-------------------------------------------------------------------
Accrued postretirement benefit liability         $(1,476)  $(1,507)
-------------------------------------------------------------------

                         --- Page 41 ---

                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

Q Commitments and Contingent Liabilities

In January 1994, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, announced a pretax charge of $640 ($415 after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 ($152 after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 and $441, less expected insurance recoveries of $600 and $200, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 less expected insurance recoveries of $1,200.
  As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on net income was a charge of $192 for 1993 and $70 for 1994.
  Dow Corning reported an after tax net loss of $167 for the second quarter of 1995 as a result of a $221 after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 15, 1995. As a result of such loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
  On September 1, 1994, Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
  The Company is separately named as a defendant in more than 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
  Judge Pointer was appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his earlier ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995, ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

                         --- Page 42 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

Q Commitments and Contingent Liabilities (Continued)

  Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued $283 at December 31, 1997, for environmental matters, including $11 for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
  In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
  Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
  Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $199, $221 and $204 in 1997, 1996 and 1995, respectively.
  At December 31, 1997, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and
Throughput Obligations
------------------------------------------------
1998                                     $   215
1999                                         179
2000                                         168
2001                                         157
2002                                         148
2003 through expiration of contracts       1,270
------------------------------------------------
Total                                     $2,137
------------------------------------------------

  In addition to the take or pay obligations at December 31, 1997, the Company had outstanding purchase commitments which range from one to 18 years for steam, electrical power, materials, property, and other items used in the normal course of business of approximately $178. In general, such commitments were at prices not in excess of current market prices. The Company also had outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $226.

                         --- Page 43 ---

                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

R Supplementary Information



Accrued and Other Current Liabilities at December 31
                                       1997     1996
----------------------------------------------------
Accrued payroll                      $  334   $  329
Accrued vacations                       188      180
Employee retirement plans               184      147
Interest payable                        102      123
Accrued miscellaneous taxes             129      136
Insurance companies' reserves           194      196
Sundry                                  635      486
----------------------------------------------------
Total                                $1,766   $1,597
----------------------------------------------------

Sundry Income (Expense) - Net
                                       1997     1996    1995
------------------------------------------------------------
Royalty income                         $ 47     $ 26    $ 23
Gain on sales of assets and securities  331      249     103
Dividend income                           8       25       8
Other - net                              38       43     (91)
------------------------------------------------------------
Total                                  $424     $343    $ 43
------------------------------------------------------------


Other Supplementary Information
                                       1997     1996    1995
------------------------------------------------------------
Cash payments for interest           $  504   $  496  $  501
Cash payments for taxes on income     1,153    1,364   1,210
Provision for doubtful receivables      (10)      29      18
------------------------------------------------------------


Earnings Per Share Calculations
  Shares in millions                     1997                 1996                  1995
-----------------------------------------------------------------------------------------------
                                            Assuming             Assuming              Assuming
                                   Basic    Dilution    Basic    Dilution    Basic     Dilution
                                   -----------------    -----------------    ------------------
Income from continuing
 operations                        $1,802     $1,802    $1,900     $1,900    $1,884      $1,884
Add back preferred stock
 dividends                              -          6         -          7         -           7
-----------------------------------------------------------------------------------------------
Income from continuing
 operations for EPS calculations   $1,802     $1,808    $1,900     $1,907    $1,884      $1,891
-----------------------------------------------------------------------------------------------
Weighted-average common
 shares outstanding                 230.6      230.6     246.3      246.3     268.2       268.2
Add back effect of dilutive securities
 Stock options and awards               -        2.8         -        3.0         -         2.9
 Converted preferred stock              -        1.4         -        1.6         -         1.9
-----------------------------------------------------------------------------------------------
Weighted-average common
 shares for EPS calculations        230.6      234.8     246.3      250.9     268.2       273.0
-----------------------------------------------------------------------------------------------
Earnings per common share
 from continuing operations        $ 7.81     $ 7.70    $ 7.71     $ 7.60    $ 7.03      $ 6.93
-----------------------------------------------------------------------------------------------

                         --- Page 44 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

S Industry Segments and Geographic Areas

The Company is a diversified, worldwide manufacturer and supplier of more than 2,400 product families, which are grouped into the following industry segments: Performance Plastics, Performance Chemicals, Plastics, Chemicals and Metals, Hydrocarbons and Energy, and Diversified Businesses and Unallocated. (For a description of the Industry Segments, see the Corporate Profile in "Item 1. Business" on page 3, which forms an integral part of the Financial Statements.)
  The Company's wide range of products are used primarily as raw materials in the manufacture of customer products and services. Industries served by the Company include aerospace, appliance, automotive, agriculture, building and construction, chemical processing, consumer products, electronics, environmental services, furniture, housewares, insurance and finance, metalworking, oil and gas, packaging, processed foods, pulp and paper, utilities and water treatment.
   The Company operates 114 manufacturing sites in 33 countries. The Company conducts its worldwide operations through 15 global businesses which represent the aggregation of products on the basis of process technology, end-use markets and channels of distribution.
  Transfers between area and industry segments are generally valued at cost. The exception is that movements between the agricultural chemicals and consumer products businesses and the other businesses are generally valued at market-based prices.
  In 1997, the assets of Sentrachem are included in identifiable assets for Diversified Businesses and Unallocated in Europe pending integration into the Company's business structure. Diversified Businesses and Unallocated also includes the investment in BSL until the end of the restructuring period.

                         --- Page 45 ---


                             The Dow Chemical Company and Subsidiaries
----------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
----------------------------------------------------------------------

S Industry Segments and Geographic Areas (Continued)


Industry Segment Results

                                                                                        Diversified
                       Performance Performance              Chemicals  Hydrocarbons  Businesses and   Corporate and
                          Plastics   Chemicals   Plastics  and Metals    and Energy     Unallocated    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
1997
Sales to unaffiliated
 customers                  $5,251      $4,591     $4,126      $2,924        $2,164          $  962              -         $20,018
Intersegment transfers          30           6        103         718         2,448               -        $(3,305)              -
Operating income (loss) (1)    922         635        845         629           (40)           (265)             -           2,726
Identifiable assets          5,141       4,733      3,270       2,658         2,149           3,688          2,401          24,040
Depreciation                   292         283        241         216           139              37              -           1,208
Capital expenditures           358         221        156         245           179              39              -           1,198
----------------------------------------------------------------------------------------------------------------------------------

1996
Sales to unaffiliated
 customers                  $5,337      $4,313     $3,862      $3,034        $2,442          $1,065              -         $20,053
Intersegment transfers          23          15        136         766         2,703               1        $(3,644)              -
Operating income (loss)(1)   1,167         721        794         737           (57)           (275)             -           3,087
Identifiable assets          5,212       4,173      3,437       2,878         3,308           1,474          4,191          24,673
Depreciation                   294         284        255         227           153              46              -           1,259
Capital expenditures           266         241        114         319           362              42              -           1,344
----------------------------------------------------------------------------------------------------------------------------------
1995
Sales to unaffiliated
 customers                  $5,369      $4,334     $3,932      $3,228        $2,371          $  966              -         $20,200
Intersegment transfers          19          26        106         710         2,247               -        $(3,108)              -
Operating income (loss)(1)   1,056         670      1,475       1,136           (83)           (363)             -           3,891
Identifiable assets          4,930       4,049      2,789       2,780         2,517           1,428          5,089          23,582
Depreciation                   294         320        327         280           104              44              -           1,369
Capital expenditures           175         274         81         516           342              29              -           1,417
----------------------------------------------------------------------------------------------------------------------------------


Geographic Area Results
                                                                                            Rest of
                                                        United States        Europe           World   Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------------
1997
Sales to unaffiliated customers                               $ 8,747        $6,140          $5,131              -         $20,018
Intersegment transfers                                          1,846           510             509        $(2,865)              -
Operating income (1)                                            1,023           849             854              -           2,726
Identifiable assets                                             9,745         7,310           6,985              -          24,040
Gross plant properties                                         12,622         6,817           3,906              -          23,345
Capital expenditures                                              639           330             229              -           1,198
----------------------------------------------------------------------------------------------------------------------------------
1996
Sales to unaffiliated customers                               $ 8,789        $6,351          $4,913              -         $20,053
Intersegment transfers                                          1,790           421             547        $(2,758)              -
Operating income (1)                                            1,234           783           1,070              -           3,087
Identifiable assets                                            10,626         6,547           7,500              -          24,673
Gross plant properties                                         12,667         7,236           3,834              -          23,737
Capital expenditures                                              785           392             167              -           1,344
----------------------------------------------------------------------------------------------------------------------------------
1995
Sales to unaffiliated customers                               $ 9,035        $6,411          $4,754              -         $20,200
Intersegment transfers                                          1,728           515             454        $(2,697)              -
Operating Income (1)                                            1,603         1,112           1,176              -           3,891
Identifiable assets                                            10,127         6,914           6,541              -          23,582
Gross plant properties                                         12,416         7,466           3,336              -          23,218
Capital expenditures                                            1,008           295             114              -           1,417

(1)The reconciliation between "Operating Income" and "Income before Provision for Taxes on Income and Minority Interests"
consists of  "Other Income (Expense)" items and can be found in the Consolidated Statements of Income on page 23.

                         --- Page 46 ---


                                  The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------
Quarterly Statistics


In millions, except for per share amounts  (Unaudited)
---------------------------------------------------------------------------

1997                                1st     2nd      3rd     4th       Year
---------------------------------------------------------------------------
Net sales                        $4,992  $5,366   $4,857  $4,803    $20,018

Operating income                    765     812      670     479      2,726
Income before taxes on income
 and minority interests             804     990      660     494      2,948
Net income available for common
 stockholders                       452     571      422     357      1,802
Earnings per common share          1.90    2.48     1.85    1.58       7.81
Earnings per common share -
 assuming dilution                 1.88    2.45     1.82    1.55       7.70
Common stock dividends declared
 per share                         0.75    0.87     0.87    0.87       3.36

Market price range of common
stock:
     High                         84.75   90.25    95.81  102.63     102.63
     Low                          75.75   78.13    85.63   84.75      75.75


---------------------------------------------------------------------------
1996                                1st    2nd       3rd     4th       Year
---------------------------------------------------------------------------
Net sales                        $4,982  $5,176   $4,992  $4,903    $20,053

Operating income                    868     896      746     577      3,087
Income before taxes on income
 and minority interests             883     939      787     679      3,288
Net income available for common
 stockholders                       476     546      469     409      1,900
Earnings per common share          1.90    2.20     1.92    1.69       7.71
Earnings per common share -
 assuming dilution                 1.87    2.17     1.89    1.67       7.60
Common stock dividends declared
 per share                         0.75    0.75     0.75    0.75       3.00

Market price range of common
stock:
     High                         90.00   92.50    82.75   85.75      92.50
     Low                          68.25   76.00    69.75   77.25      68.25
     ----------------------------------------------------------------------

See Notes to Financial Statements

                         --- Page 47 ---


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 1997 with the Independent Auditors.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 1998, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14,
1998, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information with respect to beneficial ownership of the common stock as of January 30, 1998, by each Director and all Directors and officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 14, 1998, and is incorporated herein by reference.
  Neither the Company nor any of its Directors or officers is aware of any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no such reportable relationships or related transactions in 1997.


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

    (a)  The following documents are filed as part of this report:

         1. The Company's 1997 Consolidated Financial Statements and the Independent Auditors' Report are included in Item 8 of Part II.

         2.  Financial Statement Schedules.

             The following Financial Statement Schedule should be read in conjunction with the Financial Statements included in
             Item 8 of this Annual Report on Form 10-K:

                Schedule II    Valuation and Qualifying Accounts    Page 50

             Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Financial Statements or Notes thereto.

                         --- Page 48 ---



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K (Continued)

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

             The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

               3(ii)  A copy of the Bylaws of The Dow Chemical
                      Company, as amended on March 9, 1998,
                      effective March 1, 1998.

               21     Subsidiaries of The Dow Chemical Company.

               23     Independent Auditors' Consent.

               27.1 - 27.3    Financial Data Schedules.

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1997.







The following trademarks of The Dow Chemical Company appear in this report:
Affinity, Aim, Calibre, Cyclotene, Dowlex, Drytech, Elite, Insite, Inspire, Magnum, Methocel, Pulse, Styrofoam, Styron, Voranol.

The following trademark of Essex Specialty Products, Inc., appears in this report: Betaseal.

The following trademarks of Dow AgroSciences or its affiliates appear in this report: Broadstrike, Dursban, FirstRate, Fortress, Lorsban, Sentricon, Spider, Success, Tracer.

The following trademark of BP Chemical appears in this report:  Innovene.

The following trademark of Chrysler Corporation appears in this report:  Jeep.

                         --- Page 49 ---


SCHEDULE II
THE DOW CHEMICAL COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31
(In millions)
COLUMN A                                                 COLUMN B      COLUMN C      COLUMN D      COLUMN E
                                                         Balance                    Deductions     Balance
                                                       at Beginning  Additions to      from         at End
Description                                              of Year       Reserves      Reserves      of Year
------------------------------------------------------------------------------------------------------------
1997
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
   For doubtful receivables                                 $71            $19           $17(b)       $73
   Other investments and noncurrent receivables             508            103(a)         25          586
   Accumulated goodwill amortization                        177             58            24          211
------------------------------------------------------------------------------------------------------------
1996
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
   For doubtful receivables                                 $53            $37           $19(b)       $71
   Other investments and noncurrent receivables             332            190(a)         14          508
   Accumulated goodwill amortization                        177             28            28          177
------------------------------------------------------------------------------------------------------------
1995
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
   For doubtful receivables                                $104            $23           $74(b)       $53
   Other investments and noncurrent receivables             168            322(a)        158          332
   Accumulated goodwill amortization                        676             52           551(c)       177
------------------------------------------------------------------------------------------------------------

                                                           1997           1996          1995
                                                           ----------------------------------
(a) Additions to reserve represent:
       Charges to profit and loss                          $103           $116          $263
       Miscellaneous other                                    0             74            59
                                                           ----------------------------------
                                                           $103           $190          $322

(b) Deductions represent:
       Notes and accounts receivable written off             $9             $9           $16
       Credits to profit and loss                             0              3             2
       Miscellaneous other                                    8              7             1
       Sale of Pharmaceutical Businesses                      0              0            55
                                                           ----------------------------------
                                                            $17            $19           $74

(c) Includes deduction of $551 due to sale of Pharmaceutical Businesses


                                              --- Page 50 ---

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1998.

                                             THE DOW CHEMICAL COMPANY

                                             By:       G. M. Lynch
                                                -----------------------------
                                                G. M. Lynch, Vice President
                                                and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 16th day of March, 1998 by the following persons in the capacities indicated:


     F. P. Popoff                                    W. D. Davis
----------------------------                    -----------------------------
F. P. Popoff, Director and                      W. D. Davis, Director
Chairman of the Board

     W. S. Stavropoulos                              M. L. Dow
----------------------------                    -----------------------------
W. S. Stavropoulos, Director,                   M. L. Dow, Director
President and Chief Executive
Officer

     J. P. Reinhard                                  J. L. Downey
----------------------------                    -----------------------------
J. P. Reinhard, Director,                       J. L. Downey, Director
Executive Vice President and
Chief Financial Officer

     G. M. Lynch                                     E. C. Falla
---------------------------                     -----------------------------
G. M. Lynch, Vice President                     E. C. Falla, Director
and Controller


     A. A. Allemang                                  B. H. Franklin
---------------------------                     -----------------------------
A. A. Allemang, Director                        B. H. Franklin, Director
and Vice President


     J. K. Barton                                    A. D. Gilmour
---------------------------                     -----------------------------
J. K. Barton, Director                          A. D. Gilmour, Director


     D. T. Buzzelli                                  M. D. Parker
---------------------------                     -----------------------------
D. T. Buzzelli, Director                        M. D. Parker, Director and
                                                Executive Vice President


     A. J. Carbone                                   H. T. Shapiro
---------------------------                     -----------------------------
A. J. Carbone, Director and                     H. T. Shapiro, Director
Executive Vice President


     F. P. Corson                                    P. G. Stern
---------------------------                     -----------------------------
F. P. Corson, Director and                     P. G. Stern, Director
Vice President

     J. C. Danforth
---------------------------
J. C. Danforth, Director

                         --- Page 51 ---


                           EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION

  3(i)   Restated Certificate of Incorporation of The Dow
         Chemical Company, incorporated by reference to Exhibit
         3(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  3(ii) A copy of the Bylaws of The Dow Chemical Company, as amended on March 9,1998, effective March 1, 1998.

  10(a)  The Dow Chemical Company Executive Supplemental
         Retirement Plan, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  10(b) The Dow Chemical Company 1972 Option Plan, as amended through December 31, 1982 (included as a part of and incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 13 to The Dow Chemical Company's
         Registration Statement on Form S-8, File No. 2-44789, filed June 23, 1983).

  10(c) The Dow Chemical Company 1979 Award and Option Plan, as amended through May 1983 (included as part of and incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 4 to The Dow Chemical Company's Registration Statement on Form S-8, File No. 2-64560, filed June 23, 1983), as amended April 12, 1984 (incorporated by reference to Exhibit 10(ff) to The Dow Chemical Company
         Annual Report on Form 10-K for the year ended December 31,
         1984), as amended April 18, 1985 (incorporated by reference to Exhibit 10(fff) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1985), as amended October 30, 1987 (incorporated by reference to Exhibit 10(j) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1987).

  10(d)  The Dow Chemical Company Voluntary Deferred
         Compensation Plan for Outside Directors, as amended effective as of July 1, 1994, incorporated by reference to
         Exhibit 10(f) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1994, as amended in the manner described in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 1998, incorporated by reference.

  10(e)  The Dow Chemical Company Executive Post Retirement Life
         Insurance Program, incorporated by reference to Exhibit
         10(g) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  10(f)  The Dow Chemical Company Outside Directors' Pension
         Plan, incorporated by reference to Exhibit 10(h) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992, as amended in the manner described in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 1998, incorporated by reference.

  10(g)  A written description of the Management Achievement
         Recognition System adopted on April 8, 1987 (incorporated by reference to Exhibit 10(k) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1987).

  10(h) The Dow Chemical Company Dividend Unit Plan, incorporated by reference to Exhibit 10(j) to The Dow
         Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  10(i)  The Dow Chemical Company 1988 Award and Option Plan
         (included as part of and incorporated by reference to the Prospectus contained in The Dow Chemical Company's Registration Statement on Form S-8, File No. 33-21748, filed May 16,
         1988), as amended during 1991 (incorporated by reference to
         Exhibit 10(k) to The Dow Chemical Company Annual Report on
         Form 10-K for the year ended December 31, 1991), as amended effective as of January 1, 1997 (incorporated by reference to Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 15, 1997).

                         --- Page 52 ---

EXHIBIT NO.                   DESCRIPTION

  10(j) The Dow Chemical Company Executive Award Plan, incorporated by reference to Exhibit 10(l) to The Dow
         Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  10(k)  The Dow Chemical Company Executive Split Dollar Life
         Insurance Plan Agreement, as amended effective as of December 19, 1994, incorporated by reference to Exhibit 10(m) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1995.

  10(l)  The Dow Chemical Company 1994 Executive Performance
         Plan, incorporated by reference to the definitive Proxy
         Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 12, 1994.

  10(m)  The Dow Chemical Company 1994 Non-Employee Directors'
         Stock Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1994.

  10(n) A written description of the one-time grant of shares of the common stock of The Dow Chemical Company to non-employee Directors, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 11, 1995.

  10(o)  A written description of the 1998 Non-Employee
         Directors' Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 1998.

  21     Subsidiaries of The Dow Chemical Company.

  23     Independent Auditors' Consent.

27.1 - 27.3     Financial Data Schedules.

                         --- 53 ---

                                                    EXHIBIT 3(ii)

                    THE DOW CHEMICAL COMPANY
                             BYLAWS*

(As re-adopted in full on November 21, 1985, effective December 1, 1985; and as amended February 13, 1986; October 9, 1986; May 14, 1987; November 12, 1987; July 11, 1991; November 12, 1992;
April 8, 1993; February 10, 1994; April 14, 1994; July 14, 1994;
February 8, 1996; February 13, 1997; and March 9, 1998, effective
March 1, 1998.)


                            Section I
                          CAPITAL STOCK

     Section 1.1. Certificates. Every holder of stock in the Company shall be entitled to have a certificate signed in the name of the Company by the Chairman of the Board of Directors or the President or an Executive Vice President or a Vice President, and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Company, representing the number of shares registered in certificate form. Any or all the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Company with the same effect as if such person were such officer, transfer agent or registrar at the date of issue. (As amended February 8, 1996.)

     Section 1.2. Record Ownership. The certificates of each class or series of a class of stock shall be numbered consecutively. A record of the name and address of the holder of each certificate, the number of shares represented thereby and the date of issue thereof shall be made on the Company's books. The Company shall be entitled to treat the holder of record of any share of stock as the holder in fact thereof, and accordingly shall not be bound to recognize any equitable or other claim to or interest in any share on the part of any other person, whether or not it shall have express or other notice thereof, except as required by the laws of the State of Delaware.

     Section 1.3. Transfer of Record Ownership. Transfers of stock shall be made on the books of the Company only by direction of the person named in the certificate or such person's attorney, lawfully constituted in writing, and only upon the surrender of the certificate therefor and a written assignment of the shares evidenced thereby, which certificate shall be canceled before the new certificate is issued.

     Section 1.4. Lost Certificates. Any person claiming a stock certificate in lieu of one lost, stolen or destroyed shall give the Company an affidavit as to such person's ownership of the certificate and of the facts which go to prove its loss, theft or destruction. Such person shall also, if required by policies adopted by the Board of Directors, give the Company a bond, in such form as may be approved by the General Counsel or his or her staff, sufficient to indemnify the Company against any claim that may be made against it on account of the alleged loss of the certificate or the issuance of a new certificate.

     Section 1.5. Transfer Agents; Registrars; Rules Respecting Certificates. The Board of Directors may appoint, or authorize any officer or officers to appoint, one or more transfer agents and one or more registrars. The Board of Directors may make such further rules and regulations as it may deem expedient concerning the issue, transfer and registration of stock certificates of the Company.

     Section 1.6. Record Date. The Board of Directors may fix in advance a date, not exceeding sixty days preceding the date of any meeting of stockholders, payment of dividend or other distribution, allotment of rights or change, conversion or exchange of capital stock or for the purpose of any other lawful action, as the record date for determination of the stockholders entitled to notice of and to vote at any such meeting and any adjournment thereof, or to receive any such dividend or other distribution or allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, or to participate in any such other lawful action, and in such case such stockholders and only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of and to vote at such meeting and any adjournment thereof, or to receive such dividend or other distribution or allotment of rights, or to exercise such rights, or to participate in any such other lawful action, as the case may be, notwithstanding any transfer of any stock on the books of the Company after any such record date fixed as aforesaid.

                         --- Page 54 ---


                           Section II
                    MEETINGS OF STOCKHOLDERS

     Section 2.1. Annual. The annual meeting of stockholders for the election of Directors and the transaction of such other proper business shall be held during the month of May each year at a time and place, within or without Delaware, as determined by the Board of Directors.

     Section 2.2. Special. Special meetings of stockholders for any purpose or purposes may be called only by the Board of Directors, pursuant to a resolution adopted by a majority of the entire Board of Directors, either upon motion of a Director or upon written request by the holders of at least fifty percent of the voting power of all the shares of capital stock of the Company then outstanding and entitled to vote generally in the election of Directors. Any such request by stockholders shall be delivered to the Secretary and shall set forth (a) the purpose or purposes of the meeting and a description of each proposed matter to be approved or addressed at such meeting, including the text of any proposed amendments to the Certificate of Incorporation or these Bylaws, (b) the name and record address of the stockholder or stockholders requesting the special meeting, and (c) the number of shares of each class of stock of the Company that are beneficially owned by such stockholders. At any such special meeting, only such business may be transacted as is related to the purpose or purposes set forth in the notice of meeting. Special meetings may be held at any place, within or without Delaware. (As amended February 13, 1997.)

     Section 2.3. Notice. Written notice of each meeting of stockholders, stating the time, place and purpose thereof, shall be mailed by the Secretary or an Assistant Secretary not less than ten days nor more than sixty days before such meeting to every stockholder entitled to vote thereat.

     Section 2.4. List of Stockholders. A complete list of the stockholders entitled to vote at any meeting of stockholders, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder, shall be prepared by the Secretary and shall be open to the examination of any stockholder, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held, for at least ten days before the meeting and at the place of the meeting during the whole time of the meeting.

     Section 2.5. Quorum. The holders of at least fifty percent of the issued and outstanding stock of the Company entitled to vote with respect to any one of the purposes for which the meeting is called, present in person or represented by proxy, shall constitute a quorum, except as otherwise required by the General Corporation Law of Delaware. In the event of a lack of quorum, the chairman of the meeting or a majority in interest of the stockholders present in person or represented by proxy may adjourn the meeting from time to time without notice other than announcement at the meeting, until a quorum shall be obtained.
At any such adjourned meeting at which there is a quorum, any business may be transacted that might have been transacted at the meeting originally called. (As amended February 10, 1994.)

    Section 2.6. Organization. The Chairman of the Board, or, in the absence of the Chairman of the Board, the President, or, in the absence of both, any Executive Vice President or Vice President, shall preside at meetings of stockholders as chairman of the meeting. The Secretary of the Company shall act as secretary, but in the absence of the Secretary, the chairman of the meeting may appoint a secretary. Rules governing the procedures and conduct of meetings of stockholders shall be determined by the chairman of the meeting. (As amended March 9, 1998, effective March 1, 1998.)

     Section 2.7. Voting. Subject to all of the rights of the Preferred Stock provided for by resolution or resolutions of the Board of Directors pursuant to Article IV of the Certificate of Incorporation or by the General Corporation Law of Delaware, each stockholder shall be entitled to one vote, in person or by written proxy, for each voting share held of record by such stockholder. The votes for the election of Directors and, upon the demand of any stockholder, the vote upon any matter before the meeting shall be by written ballot. Except as otherwise required by the General Corporation Law of Delaware or as specifically provided for in the Certificate of Incorporation or these Bylaws, in any question or matter brought before any meeting of stockholders (other than the election of Directors), the affirmative vote of the holders of voting shares present in person or by proxy representing a majority of the votes actually cast on any such question or matter shall be the act of the stockholders. Directors shall be elected by a plurality of the votes of the voting shares present in person or represented by proxy at the meeting and entitled to vote and actually cast on the election of Directors. (As amended February 13, 1986, effective May 8, 1986; and February 10, 1994.)

                         --- Page 55 ---


     Section 2.8. Inspectors of Election. In advance of any meeting of stockholders, the Board of Directors or the chairman of the meeting shall appoint one or more inspectors to act at the meeting and make a written report thereof. The chairman of the meeting may designate one or more persons as alternate inspectors to replace any inspector who fails or is unable to act. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector(s) shall ascertain the number of shares outstanding and the voting power of each, determine the shares represented at the meeting and the validity of proxies and ballots, count all votes and ballots, determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspector(s), and certify the inspectors' determination of the number of shares represented at the meeting and the count of all votes and ballots. The inspector(s) may appoint or retain other persons or entities to assist the inspector(s) in the performance of the duties of the inspector(s). (As amended February 8, 1996.)

     Section 2.9.  Notification of Annual Meeting Business.   Any
stockholder entitled to vote at an annual meeting of stockholders may bring business before such a meeting only if (a) such business is properly before the meeting pursuant to the laws of the State of Delaware, and (b) written notification has been provided to the Secretary at least 45 days prior to such meeting, either by personal delivery or by United States mail, postage prepaid. Such notification shall set forth: the name and address of the stockholder, a representation that the stockholder is a holder of record of Common Stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting, any material interest of the stockholder in such business, a description of the business proposed and the reasons for conducting such business. (As adopted February 13, 1997.)


                           Section III
                       BOARD OF DIRECTORS

     Section 3.1. Number and Qualifications. The business and affairs of the Company shall be managed by or under the direction of its Board of Directors. The number of Directors constituting the entire Board of Directors shall be not less than six nor more than twenty-one, as authorized from time to time exclusively by a vote of a majority of the entire Board of Directors. As used in these Bylaws,* the term "entire Board of Directors" means the total authorized number of Directors that the Company would have if there were no vacancies. Each Director shall at all times be a holder of Common Stock of the Company. (As amended February 13, 1997.)

     Section 3.2. Resignation. A Director may resign at any time by giving written notice to the Chairman of the Board, to the President or the Secretary. Unless otherwise stated in such notice of resignation, the acceptance thereof shall not be necessary to make it effective; and such resignation shall take effect at the time specified therein or, in the absence of such specification, it shall take effect upon the receipt thereof.

     Section 3.3. Regular Meetings. Regular meetings of the Board of Directors may be held without further notice at such time and place as shall from time to time be determined by the Board of Directors. A meeting of the Board of Directors for the election of officers and the transaction of such other business as may come before it may be held without notice immediately following the annual meeting of stockholders.

     Section 3.4.  Special Meetings.  Special meetings of the
Board of Directors may be called by the Chairman of the Board or the President or at the request in writing of one-third of the Directors then in office.

     Section 3.5. Notice of Special Meetings. Notice of the time and place of each special meeting shall be mailed to each Director at least two days before the meeting or telegraphed or telecopied to such Director at least one day before the meeting. The notice need not state the purposes of the special meeting.

     Section 3.6. Place of Meetings. The Directors may hold their meetings and have an office or offices outside of Delaware.

     Section 3.7 Quorum. A majority of the total number of Directors then holding office shall constitute a quorum. In the event of lack of a quorum, a majority of the Directors present may adjourn the meeting from time to time without notice, other than announcement at the meeting, until a quorum shall be obtained.

                         --- Page 56 ---


     Section 3.8. Organization. The Chairman of the Board, or, in the absence of the Chairman of the Board, the President, or, in the absence of both, a member of the Board selected by the members present, shall preside at meetings of the Board. The Secretary or an Assistant Secretary of the Company shall act as secretary, but in the absence of the Secretary or an Assistant Secretary, the presiding officer may appoint a secretary. (As amended February 13, 1997.)

     Section 3.9. Compensation of Directors. Directors shall receive such compensation for their services as the Compensation Committee may determine pursuant to Section 4.4(a) of these Bylaws,* or as the Board of Directors may determine. Any Director may serve the Company in any other capacity and receive compensation therefor. (As amended July 14, 1994.)

     Section 3.10. Notification of Nominations. Nominations for the election of Directors may be made by the Board of Directors or by any stockholder entitled to vote for the election of Directors. Any stockholder entitled to vote for the election of Directors at a meeting may nominate persons for election as Directors only if written notice of such stockholder's intent to make such nomination is given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Company not later than (i) with respect to an election to be held at an annual meeting of stockholders, 90 days in advance of such meeting, and (ii) with respect to an election to be held at a special meeting of stockholders for election of Directors, the close of business on the seventh day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated, (b) a representation that such stockholder is a holder of record of Common Stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (c) a description of all arrangements or understandings between such stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by such stockholder, (d) such other information regarding each nominee proposed by such stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated, by the Board of Directors, and (e) the consent of each nominee to serve as a Director of the Company if elected. The person presiding at any meeting of stockholders may refuse to acknowledge the nomination of any person not made in full compliance with the foregoing procedure. (As adopted February 10, 1994, and amended February 13, 1997.)


                           Section IV
                     COMMITTEES OF THE BOARD

    Section 4.1. Creation and Organization. The standing committees of the Board of Directors shall be an Executive Committee; an Audit Committee; a Compensation Committee; a Committee on Directors; an Environment, Health, Safety and Public Policy Committee; a Finance Committee; and an Investment Policy Committee, having the respective duties assigned to each in this
Section IV and any other duties assigned to such committee by resolution passed by a majority of the entire Board of Directors from time to time. Each such standing committee shall consist of one or more Directors and such other ex officio members as the Board of Directors shall from time to time determine. The chairman of each standing committee shall be one of such committee's members who shall be designated as that committee's chairman by a majority of the entire Board of Directors. Members of each standing committee shall be elected by a majority of the entire Board of Directors. Vacancies in any standing committee shall be filled by a majority vote of the entire Board of Directors. The Board of Directors may appoint management employees of the Company or its subsidiaries to be ex officio members of any standing committee except the Executive Committee. Ex officio members of standing committees shall be entitled to be present at all meetings of their respective committees and to participate in committee discussions, but shall not be entitled to vote or be counted for quorum purposes. Each standing committee shall fix its own rules of procedure and shall meet where and as provided by such rules, but the presence of a majority of its members shall be necessary to constitute a quorum. The Board of Directors may from time to time appoint such special committees with such powers and such members as it may designate in a resolution or resolutions adopted by a majority of the entire Board of Directors. (As amended February 8, 1996, and March 9, 1998, effective March 1, 1998.)

     Section 4.2. Executive Committee. During the intervals between the meetings of the Board of Directors, the Executive Committee shall possess and may exercise all the powers of the Board of Directors in the management and direction of the business and affairs of the Company to the fullest extent allowed by the General Corporation Law of Delaware, including the power and authority:

     (a)  To authorize the issuance of stock;

                         --- Page 57 ---


     (b) To the extent authorized in a resolution or resolutions providing for the issuance of shares of Preferred Stock adopted by the Board of Directors, to fix the designations and any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the Company or the conversion into, or the exchange of such shares for, shares of any other class or any other series of any class of stock of the Company, to fix the number of shares of any series of Preferred Stock or to authorize the increase or decrease of the shares of any series of Preferred Stock; (c) To declare dividends on stock; and

     (d) To adopt a certificate of ownership and merger in accordance with the General Corporation Law of Delaware.

     The Executive Committee shall consist of the officer who serves as the chief executive officer pursuant to Section 5.17 and not fewer than three other Directors. The Executive
Committee shall keep minutes of its meetings.  (As amended April
14, 1994, and February 13, 1997.)

     Section 4.3.  Audit Committee.  The Audit Committee shall:

     (a) Prior to each annual meeting of stockholders, submit a recommendation in writing to the Board of Directors for the selection of independent auditors to be appointed by the Board of Directors in advance of the annual meeting of stockholders and to be submitted for ratification or rejection at such meeting;

     (b) Annually consult with the independent auditors with regard to the proposed plan of audit and from time to time consult privately with them and also with the Corporate Auditor and the Controller with regard to the adequacy of internal controls; and

     (c)  Upon completion of the report of audit by the
     independent auditors and before the date of the   annual
     meeting of stockholders, (i) review the financial statements of the Company, and (ii) meet with the independent auditors and review with them the results of their audit and any recommendations made to the management. (As amended April 8, 1993.)

     Section 4.4. Compensation Committee. The Compensation Committee shall consist of two or more members, all of whom shall be "non-employee Directors" as defined in Rule 16b-3 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, or any future rule of the Securities and Exchange Commission with respect to the same subject matter, and who also comply with the rules for eligibility to serve as members of the award and option committees hereinafter described. The Compensation Committee may, with the consent of the Board of Directors, delegate any portion of its authority to a subcommittee consisting of two or more of its members.

     (a) The Compensation Committee may establish rates of salary, bonuses, retirement and other compensation for all Directors and executive officers of the Company for purposes of the Securities Exchange Act of 1934, as amended, or the regulations of the Securities and Exchange Commission, and for such other personnel as the Board of Directors may from time to time delegate to it; provided, however, that no member of the Committee may vote upon his or her own rate of salary or his or her own bonus, retirement or other compensation except for such items as are applicable to a group that also includes personnel who are not Directors or officers, or where his or her participation in such items is determined by formula; and

     (b) The Compensation Committee shall exercise all functions of the award and option committees under the Company's incentive and option plans. (As amended July 14, 1994, and February 13, 1997.)

     Section 4.5.  Committee on Directors.  The Committee on
Directors shall:

     (a) Recommend to the Board the individuals to constitute the nominees of the Board of Directors for election at the next annual meeting of stockholders and who will be named as such nominees in the proxy statement used for solicitation of proxies by the Board;

     (b) Recommend and nominate an individual for Director to fill the unexpired term of any vacancy existing in the Board of Directors or created by an increase in the size of the Board;

     (c) Conduct continuing studies of the size and composition of the Board of Directors and from time to time make recommendations to the Board for enlargement or reduction in size of the Board; and

                         --- Page 58 ---


     (d) Recommend and nominate individuals for election as officers and members of Board committees. (As amended
     February 13, 1997.)

    Section 4.6. Environment, Health, Safety and Public Policy Committee. The Environment, Health, Safety and Public Policy Committee shall have the authority and responsibility to assess all aspects of the Company's environment, health and safety policies and performance, and to make recommendations to the Board of Directors and the management of the Company with regard to promoting and maintaining superior standards of performance. It shall have the authority to assess any and all aspects of the Company's decisions to determine their social impact.
Recognizing that positive perceptions of the Company's policies and actions among its several constituencies are extremely valuable assets, the Committee will keep itself informed of these perceptions and will recommend to the Board and management actions directed at continually enhancing the Company's public image. (As amended April 8, 1993, and March 9, 1998, effective March 1, 1998.)

     Section 4.7. Finance Committee. The Finance Committee shall have the responsibility of periodically reviewing the financial affairs of the Company and making recommendations to the Board of Directors concerning the financial needs of the Company and the methods of providing funds for such needs.

     Section 4.8.  Investment Policy Committee.  The Investment
Policy Committee shall have the authority and responsibility to:

     (a)  Establish investment policy for The Dow Employees'
     Pension Plan or any other retirement plan or fund maintained by the Company for its employees or employees of its subsidiaries ("Plans");

     (b) Employ, replace, discharge and supervise, and review the performance of trustees and investment advisers acting pursuant to the Plans;

     (c) Enter into, modify, alter, amend or revoke any existing or future trust agreement or trust relating to the Plans;

     (d) Review and advise upon the investment policy of, and performance of trustees and investment advisers acting pursuant to or on behalf of, any retirement plan or fund maintained by any directly or indirectly wholly owned subsidiary or subsidiaries of the Company for the benefit of its or their employees or the employees of its or their subsidiaries; and

     (e) Perform similar duties with respect to such other retirement or investment plan or fund, or on behalf of such other entities affiliated with the Company, as the Board of Directors from time to time shall designate. (As amended November 12, 1992, and February 13, 1997.)

     Section 4.9. Powers Reserved to the Board. No committee of the Board of Directors shall have the power or authority to:

     (a) Approve or adopt, or recommend to stockholders, any action or matter expressly required by the General
     Corporation Law of Delaware to be submitted to stockholders for approval; or

     (b) Adopt, amend, or repeal these Bylaws.

     No committee of the Board of Directors shall take any action that is required by these Bylaws,* the Certificate of Incorporation or the General Corporation Law of Delaware to be taken by a vote of a specified proportion of the entire Board of Directors. (As amended February 13, 1997, and renumbered March 9, 1998, effective March 1, 1998.)


                            Section V
                            OFFICERS

     Section 5.1. Designation. The officers of the Company shall be a Chairman of the Board, a President, one or more Executive Vice Presidents, one or more Vice Presidents, a Treasurer, one or more Assistant Treasurers, a Secretary, one or more Assistant Secretaries, a Controller, one or more Assistant Controllers and a General Counsel. The Board of Directors also may elect or appoint, or provide for the appointment of, such other officers or agents as may from time to time appear necessary or advisable in the conduct of the business and affairs of the Company. (As amended February 13, 1986.)

                         --- Page 59 ---


     Section 5.2. Election and Term. At its first meeting after each annual meeting of stockholders, the Board of Directors shall elect the officers. The term of each officer shall be until the first meeting of the Board of Directors following the next annual meeting of stockholders and until such officer's successor is chosen and qualified.

     Section 5.3. Resignation. Any officer may resign at any time by giving written notice to the President or the Secretary. Unless otherwise stated in such notice of resignation, the acceptance thereof shall not be necessary to make it effective; and such resignation shall take effect at the time specified therein or, in the absence of such specification, it shall take effect upon the receipt thereof.

     Section 5.4. Removal. Except where otherwise expressly provided in a contract authorized by the Board of Directors, any officer elected or appointed by the Board of Directors may be removed at any time with or without cause by the affirmative vote of a majority of the entire Board of Directors. (As amended February 13, 1997.)

     Section 5.5. Vacancies. A vacancy in any office may be filled for the unexpired portion of the term by the Board of Directors.

     Section 5.6. Chairman of the Board. The Chairman of the Board shall preside at all meetings of the Board of Directors and shall have such other powers and perform such other duties as may be assigned by the Board of Directors. (As amended May 14, 1987; November 12, 1987; November 12, 1992, effective December 1, 1992; and April 14, 1994.)

     Section 5.7. President. The President shall have such other powers and perform such other duties as may be assigned by the Board of Directors. (As amended May 14, 1987; November 12, 1987; November 12, 1992, effective April 1, 1993; and April 14, 1994.)

     Section 5.8.  Executive Vice Presidents.  The Executive Vice
Presidents shall assist the President in the management of the business and affairs of the Company and shall perform such other duties as may be assigned by the President or the Board of Directors.

     Section 5.9. Vice Presidents. Each Vice President shall have such powers and perform such duties as may be assigned by the President or the Board of Directors. The Board of Directors may designate a Financial Vice President and one or more Vice Presidents as Senior Vice Presidents or Group Vice Presidents.

     Section 5.10. Treasurer. The Treasurer shall have charge of all funds of the Company and shall perform all acts incident to the position of Treasurer, subject to the control of the Board of Directors.

     Section 5.11.  Assistant Treasurers.  Each Assistant
Treasurer shall have such powers and perform such duties as may be assigned by the Treasurer or the Board of Directors.

     Section 5.12. Secretary. The Secretary or an Assistant Secretary shall keep the minutes and give notices of all meetings of stockholders and Directors and of such committees as directed by the Board of Directors. The Secretary shall have charge of such books and papers as the Board of Directors may require. The Secretary or any Assistant Secretary is authorized to certify copies of extracts from minutes and of documents in the Secretary's charge, and anyone may rely on such certified copies to the same effect as if such copies were originals and may rely upon any statement of fact concerning the Company certified by the Secretary or any Assistant Secretary. The Secretary shall perform all acts incident to the office of Secretary, subject to the control of the Board of Directors. (As amended February 13, 1997.)

     Section 5.13.  Assistant Secretaries.  Each Assistant
Secretary shall have such powers and perform such duties as may be assigned by the Secretary or the Board of Directors.

     Section 5.14.  Controller.  The Controller shall be in
charge of the accounts of the Company. The Controller shall have such other powers and perform such other duties as may be assigned by the Board of Directors and shall submit such reports and records to the Board of Directors as it may request.

     Section 5.15.  Assistant Controllers.  Each Assistant
Controller shall have such powers and perform such duties as may be assigned by the Controller or the Board of Directors. (As adopted on February 13, 1986.)

                         --- Page 60 ---

     Section 5.16. General Counsel. The General Counsel shall be in charge of all matters concerning the Company involving litigation or legal counseling. The General Counsel shall have such other powers and perform such other duties as may be assigned by the Board of Directors and shall submit such reports to the Board of Directors as it may request. (As renumbered on February 13, 1986.)

     Section 5.17.  Designation of an Officer as the Chief
Executive Officer. The Board of Directors shall designate one of the elected officers as the chief executive officer of the Company. The chief executive officer shall be in general and active charge of the business and affairs of the Company. (As adopted April 14, 1994, and amended February 8, 1996.)

     Section 5.18. Designation of an Officer as the Chief Operating Officer. The Board of Directors may designate one of the elected officers the chief operating officer of the Company with such powers and duties as may be assigned by the Board of Directors. (As adopted on April 14, 1994.)

     Section 5.19. Compensation of Officers. The officers of the Company shall receive such compensation for their services as the Compensation Committee may determine pursuant to Section 4.4(a) of these Bylaws.* (As renumbered on February 13, 1986, and April 14, 1994.)


                           Section VI
                         INDEMNIFICATION

     Section 6.1. Mandatory Indemnification of Directors, Officers and Employees. The Company shall indemnify, to the full extent permitted by the laws of the State of Delaware, any person who was or is a defendant or is threatened to be made a defendant to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person (a) is or was a Director, officer or employee of the Company, or (b) is or was a Director, officer or employee of the Company and is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding. Any repeal, amendment or modification of this Section 6.1 shall not affect any rights or obligations then existing between the Company and any then incumbent or former Director, officer or employee with respect to any state of facts then or theretofore existing or any action, suit or proceeding theretofore or thereafter brought based in whole or in part upon such state of facts. (As amended February 13, 1986, effective May 8, 1986; and July 11, 1991.)

     Section 6.2. Permitted Indemnification of Directors, Officers, Employees and Agents. The Company may indemnify, to the full extent permitted by the laws of the State of Delaware, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person (a) is or was a Director, officer, employee or agent of the Company, or (b) is or was a Director, officer, employee or agent of the Company and is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding. (As amended February 13, 1986, effective May 8, 1986.)

     Section 6.3.  Judicial Determination of Indemnification.
Any incumbent or former Director, officer or employee may apply to any court of competent jurisdiction in the State of Delaware to order indemnification to the extent mandated under Section 6.1 above. The basis of such order of indemnification by a court shall be a determination by such court that indemnification of the incumbent or former Director, officer or employee is proper in the circumstances. Notice of any application for indemnification pursuant to this Section 6.3 shall be given to the Company promptly upon the filing of such application. (As amended February 13, 1986, effective May 8, 1986; and July 11, 1991.)

     Section 6.4. Expenses Payable in Advance. Expenses incurred by any Director or officer in defending or investigating a threatened or pending action, suit or proceeding shall be paid by the Company in advance of the final disposition of such action, suit or proceeding, upon receipt of an undertaking by or on behalf of the Director or officer to repay such amount if it ultimately shall be determined that the Director or officer is not entitled to be indemnified by the Company as authorized in this Section VI. Such expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the Board of Directors deems appropriate. (As amended February 13, 1986, effective May 8, 1986; and October 9, 1986.)

                         --- Page 61 ---


     Section 6.5. Nonexclusivity. The indemnification and advancement of expenses mandated or permitted by, or granted pursuant to, this Section VI shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any Bylaw,* agreement, contract, vote of stockholders or disinterested Directors or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise both as to action by the person in an official capacity and as to action in another capacity while holding such office, it being the policy of the Company that indemnification of the persons specified in Sections 6.1 or 6.2 above as defendants shall be made to the fullest extent permitted by the laws of the State of Delaware. The provisions of this Section VI shall not be deemed to preclude the indemnification of any person who is not specified in Sections 6.1 or 6.2 above, but whom the Company has the power or obligation to indemnify under the laws of the State of Delaware or otherwise. (As amended February 13, 1986, effective May 8, 1986; and October 9, 1986.)

     Section 6.6. Insurance. The Company may purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against and incurred by such person in any such capacity, or arising out of the person's status as such, whether or not the Company would have the power or the obligation to indemnify the Director, officer, employee or agent of the Company against such liability under the provisions of this Section VI. (As amended February 13, 1986, effective May 8, 1986.)

     Section 6.7. Definitions. For the purposes of this Section VI references to "the Company" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Section VI with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued. The term "other enterprise" as used in this Section VI shall include employee benefit plans. References to "fines" in this Section VI shall include excise taxes assessed on a person with respect to an employee benefit plan. The phrase "serving at the request of the Company" shall include any service as a Director, officer, employee or agent of the Company that imposes duties on, or involves services by, such Director, officer, employee or agent with respect to any employee benefit plan, its participants or beneficiaries. (As amended February 13, 1986, effective May 8, 1986.)

     Section 6.8. Survival. The indemnification and advancement of expenses provided by, or granted pursuant to, this Section VI shall continue as to a person who has ceased to be a Director, officer, employee or agent of the Company and shall inure to the benefit of the heirs, executors and administrators of such person. (As amended October 9, 1986.)


                           Section VII
                          MISCELLANEOUS

     Section 7.1. Seal. The corporate seal shall have inscribed upon it the name of the Company, the year "1947" and the words "Corporate Seal" and "Delaware." The Secretary shall be in charge of the seal and may authorize a duplicate seal to be kept and used by any other officer or person.

     Section 7.2. Waiver of Notice. Whenever any notice is required to be given, a waiver thereof in writing, signed by the person or persons entitled to the notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

     Section 7.3. Voting of Stock Owned by the Company. Powers of attorney, proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Company may be executed in the name of and on behalf of the Company by the President, any Executive Vice President, any Vice President or the General Counsel. Any such officer may, in the name of and on behalf of the Company, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Company may own securities and at any such meeting shall possess and may exercise any and all rights and powers incident to the ownership of such securities and which, as the owner thereof, the Company might have exercised and possessed if present. The Board of Directors may from time to time confer like powers upon any other person or persons.

                         --- Page 62 ---


     Section 7.4. Executive Office. The principal executive office of the Company shall be located in the City of Midland, County of Midland, State of Michigan, where the books of account and records shall be kept. The Company also may have offices at such other places, both within and without Delaware, as the Board of Directors from time to time shall determine or the business and affairs of the Company may require.


                          Section VIII
                      AMENDMENT OF BYLAWS*

     Section 8.1. The Board of Directors shall have power to amend, alter, change, adopt and repeal the Bylaws* of the Company at any regular or special meeting. The stockholders also shall have power to amend, alter, change, adopt and repeal the Bylaws* of the Company at any annual or special meeting subject to the requirements of the Certificate of Incorporation.


* Spelling as amended April 8, 1993.

                         --- Page 63 ---



                                                                                  EXHIBIT 21
SUBSIDIARIES OF THE DOW CHEMICAL COMPANY
At December 31, 1997
                                                               Location of            Percent
                                                               Incorporation          Ownership
                                                               or Organization*
The Dow Chemical Company                                       Delaware
   Arabian Chemical Company Limited                            Saudi Arabia                   50
   Arabian Chemical Company (Latex) Limited                    Saudi Arabia                   50
   CD Polymers, Inc.                                           Delaware                      100
   Centen Ag Inc.                                              Delaware                      100
      DowElanco LLC (11)                                       Delaware                       40
   Cetcor, Inc.                                                Michigan                      100
   Chemars Inc.                                                Delaware                      100
   DC Partnership Management Inc.                              Delaware                      100
      DowBrands L.P. (6)                                       Delaware                       45
   DCOMCO, Inc.                                                Delaware                      100
   DCU/LB Trust (1)                                            California                     50
   Derivados Petroquimicos Soc. De Inversion S.A.              Argentina                      50
   DEXCO Polymers (1)                                          Texas                          50
   Diamond Capital Management Inc.                             Delaware                      100
   Diamond Technology Partnership Company (7)                  Delaware                       88
      Chemtech Royalty Associates, L.P. (8)                    Delaware                       81
         Chemtech Portfolio Inc.                               Texas                         100
   Dofinco, Inc.                                               Delaware                      100
   Dow Quimica Latin America SA                                Uruguay                       100
   Dow Austria Ges. mbH                                        Austria                       100
   Dow Centroamerica S./A.                                     Costa Rica                    100
   Dow Centroamerica S/A                                       Guatemala                     100
   Dow Chemical (Australia) Limited                            Australia                     100
      Dow Australia Superannuation Fund A Pty Ltd              Australia                     100
      Dow Australia Superannuation Fund B Pty Ltd              Australia                     100
   Dow Chemical Canada Inc.                                    Canada                        100
      Dow Capital B.V.                                         Netherlands                   100
      Dow International Financial Services                     Ireland                       100
         Dow Capital Public Limited Company                    Ireland                       100
      Dow International Service Center NV                      Belgium                       100
      Dow Pipeline Ltd.                                        Canada                        100
      DowBrands Canada Inc.                                    Canada                        100
      Fort Saskatchewan Ethylene Storage Limited Partership    Canada                         50
      H-D Tech Inc. (1)                                        Canada                         50
      1069284 Ontario Inc.                                     Canada                        100
   Dow Chemical (China) Ltd.                                   Delaware                      100
   Dow Chemical Company Limited                                United Kingdom                100
      Cromarty Petroleum Company Limited (1)                   United Kingdom                 50
   Dow Chemical Delaware Corp.                                 Delaware                      100
   Dow Chemical (Hong Kong) Limited                            Hong Kong                     100
   Dow Chemical International Ltd.                             Delaware                      100
      Dow Chemical International Ltd Ecuador                   Delaware                      100
      Dow Chemical International Ltd India Branch              Delaware                      100
      Dow Chemical Thailand Limited                            Thailand                      100
      Petroquimica-Dow S.A. (Petrodow)                         Chile                          70
   Dow Chemical Japan Limited (10)                             Japan                          88
   Dow Chemical Korea Limited                                  Korea                         100
   Dow Chemical (NZ) Limited                                   New Zealand                   100

                                       --- Page 64 ---

                                                               Location of            Percent
                                                               Incorporation          Ownership
                                                               or Organization*

   Dow Chemical Pacific Limited                                Hong Kong                     100
      Ulsan Pacific Chemical Corporation                       Korea                          80
   Dow Chemical (Singapore) Private Limited                    Singapore                     100
   Dow Chemical Taiwan Ltd.                                    Taiwan                        100
   Dow Credit Corporation                                      Delaware                      100
   Dow Deutschland Inc.                                        Delaware/Germany              100
      Dow Chemical Inter-American Limited                      Delaware                      100
         Dow Quimica de Colombia S.A. (5)                      Colombia                       10
      Dow Deutschland Anlagengesellschaft GmbH                 Germany                       100
      Dow Hungary Chemicals Limited Liability Company          Hungary                       100
      Dow Portugal Produtos Quimicos S.A.                      Portugal                      100
      Dow Turkiye A.S. (3)                                     Turkey                         40
      DowBrands GmbH                                           Germany                       100
      Epoxital S.R.L. (1)                                      Italy                          50
      Safechem Umwelt Service GmbH                             Germany                        51
   Dow Engineering Company                                     Delaware                      100
      Dow Engineering, Inc.                                    Michigan                      100
   Dow Environmental Inc.                                      Delaware                      100
      Radian International LLC                                 Delaware                       60
         Corporacion Radian, S.A. de C.V.                      Mexico                        100
         D-R Holding NV                                        Netherlands                   100
            Ecobilan SA                                        France                        100
               Ecoaudit SA                                     France                        100
               Ecobalance Inc.                                 Delaware                      100
               Ecobilan S.R.L.                                 Italy                         100
            Dow Environmental Canada Inc.                      Canada                        100
            Radian Environmental GmbH                          Germany                       100
         Radian Ceramics Development Corporation               Delaware                      100
         Radian Engineering, Inc.                              Delaware                      100
         Radian D-Tech Inc.                                    Delaware                       51
         Radian International Canada Inc.                      Canada                        100
         Radian International Pty Ltd                          Australia                     100
         Radian International S.A.                             Argentina                     100
         Radian Overseas Management Company                    Delaware                      100
         Radian S.E.A. Limited                                 Thailand                      100
         Radian Systems Corp.                                  Delaware                      100
         Tecnologias Y Servicios Ambientales, Tesam S.A.       Chile                          55
   Dow Europe Holding N.V.                                     Netherlands                   100
      BSL Olefinverbund GmbH                                   Germany                        80
      DowBrands Holding GmbH                                   Germany                       100
      Dow Belgium                                              Belgium                       100
      Dow Benelux N.V.                                         Netherlands                   100
         C&P Botlek International BV                           Netherlands                   100
            C&P Botlek International CV (4)                    Netherlands                    10
         C&P Botlek International CV (4)                       Netherlands                    90
         Polyol Belgium N.V. (12)                              Belgium                         1
         Rofan Automation and Information Systems B.V.         Netherlands                   100
      Dow Chemical Iberica S.A.                                Spain                          99
         DowBrands Espanola S.A.                               Spain                         100
         Transformadora De Estileno S.A. (1)                   Spain                          50
      Dow Danmark A/S                                          Denmark                       100
      Dow France S.A.                                          France                        100

                                       --- Page 65 ---

                                                               Location of            Percent
                                                               Incorporation          Ownership
                                                               or Organization*

         DowBrands SA                                          France                        100
      Dow InterBranch B.V.                                     Netherlands                   100
      Dow Italia S.p.A.                                        Italy                         100
      Dow Mideast Systems (2)                                  Egypt                           1
      Dow Polska Sp.z.o.o.                                     Poland                        100
      Dow Southern Africa (Pty) Ltd.                           South Africa                  100
      Dow Suomi OY                                             Finland                       100
      Dow Sverige AB                                           Sweden                        100
      Polyol International B.V.                                Netherlands                   100
         Polyol Belgium N.V. (12)                              Belgium                        99
   Dow (Europe) S.A.                                           Switzerland                   100
      Chemtech Royalty Associates, L.P. (8)                    Delaware                        1
      Dow Europe S.A., Midland Branch                          Switzerland                   100
      Dow Export S.A.                                          Switzerland                   100
      Dow Mideast Systems (2)                                  Egypt                           1
      Dow Turkiye A.S. (3)                                     Turkey                          1
   Dow Factoring Company S.A.                                  Switzerland                   100
   Dow Financial Holdings Inc.                                 Delaware                      100
      DowBrands L.P. (6)                                       Delaware                       55
      Dow Holdings Inc.                                        Delaware                      100
         Dow Corning Corporation (1)                           Michigan                       50
         Dow Hydrocarbons and Resources Inc.                   Delaware                      100
            Cayuse Pipeline, Inc.                              Texas                         100
            Dow Intrastate Gas Company                         Louisiana                     100
            Dow Pipeline Company                               Texas                         100
            Midland Pipeline Corp.                             Delaware                      100
               Fort Saskatchewan Ethylene Storage Corporation  Canada                         50
            Tier One Properties Inc.                           Delaware                      100
   Dow Financial Services Inc.                                 Delaware                      100
   Dow Hellas A.E.                                             Greece                        100
   Dow International B.V.                                      Netherlands                   100
   Dow Investment Argentina S.A.                               Argentina                     100
      Petroquimica Bahia Blanca S.A.I.C.                       Argentina                      63
      Polisur S.A.                                             Argentina                      70
   Dow Kakoh Kabushiki Kaisha                                  Japan                          65
   Dow MidEast Systems (2)                                     Egypt                          98
   Dow Polyurethanes Japan Limited                             Japan                         100
   Dow Quimica Argentina S.A. (9)                              Argentina                      55
   Dow Quimica Chilena S.A.                                    Chile                         100
      Anticorrosivos Industriales Limitada (1)                 Chile                          50
   Dow Quimica de Colombia S.A. (5)                            Colombia                       90
   Dow Quimica Mexicana S.A. de C.V.                           Mexico                        100
      Dow Environmental de Mexico, S.A. de C.V.                Mexico                        100
   Dow Quimica S.A.                                            Brazil                        100
      Dow Quimica do Nordeste LTDA                             Brazil                        100
      EDN-Estireno Do Nordeste S A                             Brazil                         68
         EDN-Distribuidora Do Nordeste LTDA                    Brazil                        100
         EDN-Poliestireno Do Sul LTDA.                         Brazil                        100
      Primera-Industria e Comercio Ltda.                       Brazil                        100
      Keytil Sociedad Anonima                                  Uruguay                       100
   Dow Chemical Pacific (Singapore) Private Limited            Singapore                     100
      Dow Chemical (Guangzhou) Company Ltd.                    China                         100

                                       --- Page 66 ---

                                                               Location of            Percent
                                                               Incorporation          Ownership
                                                               or Organization*

      Dow Financial Holdings Singapore Pte Ltd.                Singapore                     100
      S.H.A. Holdings Pte  Ltd                                 Singapore                     100
      G.Z. Holdings Pte Ltd                                    Singapore                     100
   Dow South Africa Holdings (Pty.) Ltd                        South Africa                  100
      Sentrachem Limited                                       South Africa                   93
         IFIC Holdings Ltd                                     Virgin Islands                100
            Imic Holdings Inc (BVI)                            Virgin Islands                100
            Sentrachem International Holdings Ltd              Jersey Channel Islnd          100
               Sentrachem US, Inc.                             Delaware                      100
                  Hampshire Holdings, Inc.                     Delaware                      100
                  Hampshire Chemical Corp                      Delaware                      100
                  Hampshire Chemical Ltd                       United Kingdom                100
                  Hampshire Chemical GmbH                      Germany                       100
                  Hampshire Chemical AB                        Sweden                        100
                  Hampshire Chemical do Brasil Ltda            Brazil                        100
                  Hampshire Chemical Finance Corp              Delaware                      100
               Sentrachem International Ltd (BVI)              Virgin Islands                100
               Sentrachem International Ltd (UK)               United Kingdom                100
               Imic Chem Trading Inc                           Panama                        100
               Swisschem (Jersey) Ltd                          Jersey Channel Islands        100
               Sentraflow Ltd                                  Jersey Channel Islands        100
               Seatrade Tankers Ltd (BVI)                      Virgin Islands                 90
                  Intermaritime Inc                            Panama                        100
                  Cenchem SA (Switzerland)                     Switzerland                   100
               Bonkem Inc.                                     Panama                        100
               NCP Holdings Ltd                                Jersey Channel Islands        100
                  Biocitric (Pty) Ltd                          Jersey Channel Islands         50
                  Cairns Chemicals (Pvt) Ltd                   Panama                        100
            Sanachem Holdings Inc.                             Panama                        100
               Mermaid Containers Ltd                          Jersey Channel Islands        100
               Proteb Limited                                  Jersey Channel Islands         50
               Sanachem International Ltd                      United Kingdom                100
               Suchem Ltd                                      Mauritius                     100
               Agrofarm Israel Ltd                             Israel                        100
               LC International (SARL)                         France                        100
               Sanachem Austria (GMBH)                         Austria                       100
               Sanachem Brazil Commercial Ltda.                Brazil                        100
               Sanachem Italia Spa                             Italy                         100
               Sanachem USA, Inc.                              Delaware                      100
                  Alsan Research                               Iowa                           50
               Electrochem Plant Uzbek - Panama                Uzbekistan                     49
               Velsimex SA DE CV                               Mexico                         50
               Chemexport Inc                                  Cayman Islands                 50
            Seetrade Ltd                                       Guernsey Channel Island       100
               Seetrade Trading Ltd                            Guernsey Channel Island       100
            Minchem International Inc                          South Africa                  100
         Farm-Ag Ltd                                           South Africa                  100
            Peskor (Pty) Ltd                                   South Africa                  100
               Sanachem (Pty) Ltd                              South Africa                   50
         Sanachem (Pty) Ltd                                    South Africa                   50
            Agbro (Pty) Ltd                                    South Africa                  100
            Agroserve (Pty) Ltd                                South Africa                  100

                                       --- Page 67 ---

                                                               Location of            Percent
                                                               Incorporation          Ownership
                                                               or Organization*

            Farmpak (Pty) Ltd                                  South Africa                  100
            Hyperchemicals (Pty) Ltd                           South Africa                  100
            Learstraat Beleggings (Edms) Bpk                   South Africa                  100
            World Trading Company (Pty) Ltd                    South Africa                  100
            Plant Chemicals (Swaziland) (Pty) Ltd              Swaziland                     100
         Cisvaal (Pty) Ltd                                     South Africa                  100
            Jakkalsbessie Beleggings (Edms) Bpk                South Africa                  100
         Syntheta (Pty) Ltd                                    South Africa                  100
            Randjespark Property Holdings (Pty) Ltd            South Africa                  100
         Academy Plastic (Pty) Ltd                             South Africa                  100
         Academy Plastic Specialists (Pty) Ltd                 South Africa                  100
         International Fruit Container Organisation (Pty) Ltd  South Africa                  100
         Pearlaflex Packaging (Pty) Ltd                        South Africa                  100
         Mega Plastics Properties (Pty) Ltd                    South Africa                  100
         Agrihold Ltd                                          South Africa                  100
         Wonder Horticultural Products (Pty) Ltd               South Africa                  100
         Rumevite (Pty) Ltd                                    South Africa                  100
         ICT 2000 (Pty) Ltd                                    South Africa                  100
         Investment Facility Company 184 (Pty) Ltd             South Africa                  100
         Investment Facility Company 185 (Pty) Ltd             South Africa                  100
         Investment Facility Company 188 (Pty) Ltd             South Africa                  100
         Investment Facility Company 189 (Pty) Ltd             South Africa                  100
         Sanachem (Pty) Ltd                                    Australia                     100
         Sentrachem (Pty) Ltd                                  Australia                     100
         Monomer Distribution (Pty) Ltd                        South Africa                  100
         Invesen Finance (Pty) Ltd                             South Africa                  100
         Profinans (Edms) Bpk                                  South Africa                   50
         Fedsen (Pty) Ltd                                      South Africa                   50
         Nedchem Finance (Pty) Ltd                             South Africa                   50
         Spunchem Holdings (Pty) Ltd                           South Africa                   50
            Spunbond Africa (Pty) Ltd                          South Africa                  100
            Spunchem Africa (Pty) Ltd                          South Africa                  100
            Potter & Moore International SA (Pty) Ltd          South Africa                  100
            Cobalt Chemical Corp (Pty) Ltd                     South Africa                  100
            Chemotech (Pty) Ltd                                South Africa                  100
            National Chemical Products Ltd                     South Africa                  100
            NCP Marketing Corporation (Pty) Ltd                South Africa                  100
            PGM Chemicals (Pty) Ltd                            South Africa                  100
            PRP Resins (Pty) Ltd                               South Africa                  100
            Salt and Chemicals (Pty) Ltd                       Namibia                       100
            Walvis Bay Salt Refiners (Pty) Ltd                 Namibia                       100
            Singer and Hersch Industrial Development (Pty) Ltd South Africa                  100
   Dow Trading PRC Inc.                                        Delaware                      100
   Dow Trading S.A.                                            Switzerland                   100
   Dow Turkiye A.S. (3)                                        Turkey                         59
   Dow Venezuela, C.A.                                         Venezuela                     100
      CV Services Ltd.                                         Cayman Islands                100
   Dow-United Technologies Composite Products, Inc. (1)        Delaware                       50
   DowBrands Inc.                                              Delaware                      100
   El Dorado Terminals Company (1)                             New Jersey                     50
   Ensign Equipment Company, Inc.                              Japan                         100
   Essex Chemical Corporation                                  New Jersey                    100

                                       --- Page 68 ---

                                                               Location of            Percent
                                                               Incorporation          Ownership
                                                               or Organization*

      Pioneer Pharmaceuticals, Inc.                            New Jersey                    100
   Essex Specialty Products, Inc.                              New Jersey                    100
      Diamond Technology Partnership Company (7)               Delaware                       12
      Essex Specialty Prod, Inc, Canada                        Canada                        100
      Expandite-Essex Pty. Limited (1)                         Australia                      50
      Gurit-Essex A.G. (1)                                     Switzerland                    50
      Sound Alliance LLC                                       Delaware                       60
   Etoxilados del Plata S.A.                                   Argentina                     100
   FilmTec Corporation                                         Delaware                      100
   Great Western Pipeline Company, Inc.                        California                    100
   HD Polyurethane Company (1)                                 Korea                          50
   Ifco Inc.                                                   Delaware                      100
   INCA International SpA                                      Italy                          80
   Intarsia Corporation                                        Delaware                       80
   Joliet Marine Terminal Trust Estate (1)                     Illinois                       50
   Latin American Pharmaceuticals, Inc.                        Delaware                      100
      Dow Quimica Argentina S.A. (9)                           Argentina                      45
      Lepetit International Inc.                               Panama                        100
   Liana Limited                                               Delaware                      100
      Dorinco Insurance (Ireland) Ltd.                         Ireland                       100
      Dorinco Reinsurance Company                              Michigan                      100
      Dorintal Reinsurance Limited                             Bermuda                       100
      Timber Insurance Limited                                 Bermuda                       100
   P.T. Dow Polymers Indonesia                                 Indonesia                      80
   P.T. Pacific Indomas Plastic Indonesia (1)                  Indonesia                      50
   Petrochemical Investment Co.                                Cayman Islands                 50
   Productos Quimicos Peruanos S/A                             Peru                          100
   Quixtor Technologies Corporation                            Delaware                      100
   Raven Group Ltd.                                            Delaware                       85
   Rofan Services Inc.                                         Delaware                      100
      DH Compounding Company (1)                               Delaware                       50
      DowElanco LLC (11)                                       Delaware                       60
         DERe Insurance Company                                Vermont                       100
         Dintec Agrichemicals                                  Indiana                        66
         DowElanco Agricultural Products Limited               Mauritius                     100
            DE-NOCIL Crop Protection Limited                   India                          51
         DowElanco (Barbados) Limited                          Barbados                      100
         DowElanco China Ltd.                                  Delaware                      100
         DowElanco International Ltd.                          Delaware                      100
            DowElanco (Thailand) Ltd.                          Thailand                      100
         Mycogen Corporation                                   California                     57
         DowElanco B.V.                                        Netherlands                   100
            Dintec Agroquimica Produtos Quimicos Lda           Portugal                       66
            Dow Chemical Japan Limited (10)                    Japan                          12
            DowElanco Argentina S.A.                           Argentina                     100
            DowElanco Asia Pacific Sdn Bhd                     Malaysia                      100
            DowElanco Australia Limited                        Australia                     100
            DowElanco B.V. - Sede Secondaria in Italia         Italy                         100
            DowElanco Canada Inc.                              Canada                        100
            DowElanco Chile S.A.                               Chile                         100
            DowElanco Costa Rica S/A                           Costa Rica                    100
            DowElanco Danmark A/S                              Denmark                       100

                                       --- Page 69 ---

                                                               Location of            Percent
                                                               Incorporation          Ownership
                                                               or Organization*

            DowElanco de Colombia S.A.                         Colombia                      100
            DowElanco Export S.A.                              France                        100
            DowElanco GmbH                                     Germany                       100
            DowElanco Guatemala S/A                            Guatemala                     100
            DowElanco Iberica S.A.                             Spain                         100
            DowElanco Industrial Ltda.                         Brazil                        100
            DowElanco Italia S.r.L.                            Italy                         100
            DowElanco Limited                                  United Kingdom                100
            DowElanco (Malaysia) Sdn Bhd                       Malaysia                      100
            DowElanco Mexicana, S.A. de C.V.                   Mexico                        100
            DowElanco (NZ) Limited                             New Zealand                   100
            DowElanco Pacific Limited                          Hong Kong                     100
            DowElanco Paraguaya S.A.                           Paraguay                      100
            DowElanco Pflanzenschutzmittel Vertriebs G.m.b.H.  Austria                       100
            DowElanco Polska Sp. z.o.o.                        Poland                        100
            DowElanco S.A.                                     France                        100
            DowElanco Southern Africa (Pty) Ltd                South Africa                  100
            DowElanco Sverige AB                               Sweden                        100
            DowElanco Taiwan Ltd.                              Taiwan                        100
            DowElanco Tarim AS                                 Turkey                        100
            DowElanco Uruguay SA                               Uruguay                       100
            DowElanco Venezuela, C.A.                          Venezuela                     100
            P.T. Pacific Chemicals Indonesia                   Indonesia                     100
      Wenben, Inc.                                             Delaware                      100
         Dupont Dow Elastomers L.L.C. (1)                      Delaware                       50
   Styron Asia Limited (1)                                     Hong Kong                      50
   Sumitomo Dow Ltd. (1)                                       Japan                          50
   Yokkaichi MDI Limited                                       Japan                          50
   Zhejiang Pacific Chemical Corporation (1)                   China                          50

   *Primary location of organization is reported for partnerships.

                                       --- Page 70 ---

(1) Separate financial statements for these companies have been omitted because of the absence of the conditions under which they are required.
(2) The Dow Chemical Company effective ownership of this company is 100% of which The Dow Chemical Company owns 98%, Dow
     Europe Holding N.V.  owns 1%  and Dow (Europe) S.A. owns 1%.
(3) The Dow Chemical Company effective ownership of this company is 100% of which The Dow Chemical Company owns 59%, Dow Deutschland Inc. owns 40% and Dow (Europe) S.A. owns 1%.
(4) The Dow Chemical Company effective ownership of this company is 100% of which Dow Benelux N.V. owns 90% and C&P Botlek International BV owns10%.
(5) The Dow Chemical Company effective ownership of this company is 100% of which The Dow Chemical Company owns 90% and Dow Chemical Inter-American Limited owns 10%.
(6) The Dow Chemical Company effective ownership of this company is 100% of which Dow Financial Holdings Inc. owns 55% and DC Partnership Management Inc. owns 45%.
(7) The Dow Chemical Company effective ownership of this company is 100% of which The Dow Chemical Company owns 88.4848% and Essex Specialty Products owns 11.5152%.
(8) The Dow Chemical Company effective ownership of this company is 82.1627% of which Diamond Technology Partnership
     Company owns 81.0972% and Dow (Europe) S.A. owns 1.0655%.
(9) The Dow Chemical Company effective ownership of this company is 100% of which The Dow Chemical Company owns 54.75% and Latin American Pharmaceuticals, Inc. owns 45.25%.
(10) The Dow Chemical Company effective ownership of this company is 100% of which The Dow Chemical Company owns 87.5% and DowElanco B.V. owns 12.5%.
(11) The Dow Chemical Company effective ownership of this company is 100% of which Rofan Services Inc. owns 60% and Centen Ag Inc. owns 40%.
(12) The Dow Chemical Company effective ownership of this company is 100% of which Dow Benelux NV owns .5% and Polyol International BV owns 99.5%.

                         --- Page 71 ---


                                                  EXHIBIT 23



INDEPENDENT AUDITORS' CONSENT



The Dow Chemical Company:

We consent to the incorporation by reference of our report dated
February 11, 1998 appearing in this Annual Report on Form 10-K of
The Dow Chemical Company for the year ended December 31, 1997, in the following Registration Statements of The Dow Chemical Company:

Form S-3:

Nos. 33-37052
     33-44369
     33-51673
     33-52980

Form S-8:

Nos.  2-44789
      2-64560
     33-21748
     33-37345
     33-51453
     33-52841
     33-56138
     33-56140
     33-58205
     33-61795
    333-27377
    333-27379
    333-27381
    333-27383
    333-40271




DELOITTE & TOUCHE LLP
Midland, Michigan
March 20, 1998

                         --- Page 72 ---