Form 10-Q
period 1998-03-31
DOW CHEMICAL CO /DE/
filed 1998-05-15
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934



                 FOR THE QUARTER ENDED March 31, 1998

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



          Not applicable
          (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
          (2) has been subject to such filing requirements for the
          the past 90 days.    Yes  [X]     No  [  ].
                               --------     --------


                                               Outstanding at
             Class                                March 31, 1998
             -----                                --------------

     Common Stock, $2.50 par value                225,123,489 shares
     -----------------------------                ------------------

                             --- Page 1 ---


                          THE DOW CHEMICAL COMPANY

                             TABLE OF CONTENTS



                                                                      Page
                                                                      ____
 Part I - Financial Information

          Item 1.  Financial Statements

                      Consolidated Statements of Income                 3

                      Consolidated Balance Sheets                       4

                      Consolidated Statements of Cash Flows             5

                      Consolidated Statements of Comprehensive Income   5

                      Accounting Policies                               6

                      Commitments and Contingent Liabilities            6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  8

                      First Quarter Earnings Announcement               8

                      Acquisitions and Divestitures                    10

                      Changes in Financial Condition                   11

                      Results of Operations                            12

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                         18


Part II - Other Information

          Item 1.  Legal Proceedings                                   19

          Item 6.  Exhibits and Reports on Form 8-K                    22

          Signature                                                    23

          Exhibit 27                                                   24

                             --- Page 2 ---
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Note A)

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
                                                                                  Three Months Ended
                                                                                 Mar. 31,   Mar. 31,
In millions, except for share amounts            (Unaudited)                         1998       1997
----------------------------------------------------------------------------------------------------
Net Sales                                                                          $4,829     $4,992
----------------------------------------------------------------------------------------------------
Operating Costs and Expenses
     Cost of sales                                                                  3,691      3,615
     Insurance and finance company operations,
          pretax income                                                               (32)       (28)
     Research and development expenses                                                192        187
     Selling, general and administrative expenses                                     403        440
     Amortization of intangibles                                                       19         13
     Purchased in-process research and development (Note B)                           338          -
     Special charge (Note C)                                                          330          -
     -----------------------------------------------------------------------------------------------
     Total operating costs and expenses                                             4,941      4,227
----------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                              (112)       765
----------------------------------------------------------------------------------------------------
Other Income (Expense)
     Equity in earnings of nonconsolidated affiliates                                  23         14
     Interest expense and amortization of debt discount                              (120)      (122)
     Interest income and foreign exchange - net                                        33         84
     Sundry income - net (Note D)                                                     842         63
     -----------------------------------------------------------------------------------------------
     Total other income (expense)                                                     778         39
----------------------------------------------------------------------------------------------------
Income before Provision for Taxes on Income and Minority Interests                    666        804
----------------------------------------------------------------------------------------------------
Provision for Taxes on Income                                                         242        289
----------------------------------------------------------------------------------------------------
Minority Interests' Share in Income                                                     2         61
----------------------------------------------------------------------------------------------------
Preferred Stock Dividends                                                               1          2
----------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                                         $421       $452
----------------------------------------------------------------------------------------------------
Weighted-average Common Shares Outstanding                                          225.5      237.8
----------------------------------------------------------------------------------------------------
Per Share Data
     Earnings per common share                                                      $1.87      $1.90
     Earnings per common share - assuming dilution                                  $1.84      $1.88
     Common stock dividends declared per share                                      $0.87      $0.75
----------------------------------------------------------------------------------------------------
Depreciation                                                                         $270       $294
----------------------------------------------------------------------------------------------------
Capital Expenditures                                                                 $301       $245
----------------------------------------------------------------------------------------------------

Notes to Financial Statements

Note A:  The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's
         Form 10-K for the year ended December 31, 1997.

Note B:  During the first quarter of 1998, a pretax charge of $338 million was recorded for purchased in-process research and development costs associated with the recent acquisitions of Dow
         AgroSciences, Mycogen and Sentrachem Limited.

Note C:  During the first quarter of 1998, a pretax special charge of $330 million was recorded, principally for severance costs and asset write-downs.

Note D:  In January 1998, the Company completed the sale of the DowBrands business to S.C. Johnson &
         Son, Inc. The sale resulted in profit before tax of $816 million.

                             --- Page 3 ---

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                                 Mar. 31,   Dec. 31,
In millions            (Unaudited)                                                   1998       1997
----------------------------------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                       $371       $235
     Marketable securities and interest-bearing deposits                              327        302
     Accounts and notes receivable:
          Trade (less allowance for doubtful receivables -
                 1998, $73; 1997, $73)                                              3,323      3,257
          Other                                                                     1,464      1,701
     Inventories                                                                    2,762      2,921
     Deferred income tax assets - current                                             438        224
     -----------------------------------------------------------------------------------------------
     Total current assets                                                           8,685      8,640
----------------------------------------------------------------------------------------------------
Investments
     Investment in nonconsolidated affiliates                                       1,213      1,206
     Other investments                                                              2,514      2,529
     Noncurrent receivables                                                           394        400
     -----------------------------------------------------------------------------------------------
     Total investments                                                              4,121      4,135
----------------------------------------------------------------------------------------------------
Property
     Property                                                                      22,990     23,345
     Less accumulated depreciation                                                 15,130     15,293
     -----------------------------------------------------------------------------------------------
     Net property                                                                   7,860      8,052
----------------------------------------------------------------------------------------------------
Other Assets
     Goodwill (net of accumulated amortization - 1998, $208; 1997, $211)            1,412      1,762
     Deferred income tax assets - noncurrent                                          492        452
     Deferred charges and other assets                                                954        999
     -----------------------------------------------------------------------------------------------
     Total other assets                                                             2,858      3,213
----------------------------------------------------------------------------------------------------
Total Assets                                                                      $23,524    $24,040
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------
Current Liabilities
     Notes payable                                                                 $1,247     $1,656
     Long-term debt due within one year                                               293        406
     Accounts payable:  Trade                                                       1,525      1,731
                        Other                                                         922        960
     Income taxes payable                                                             659        521
     Deferred income tax liabilities - current                                         48        100
     Dividends payable                                                                199        200
     Accrued and other current liabilities                                          1,719      1,766
     -----------------------------------------------------------------------------------------------
     Total current liabilities                                                      6,612      7,340
----------------------------------------------------------------------------------------------------
Long-Term Debt                                                                      4,081      4,196
----------------------------------------------------------------------------------------------------
Other Noncurrent Liabilities
     Deferred income tax liabilities - noncurrent                                     942        649
     Pension and other postretirement benefits - noncurrent                         1,844      1,840
     Other noncurrent obligations                                                   1,788      1,664
     -----------------------------------------------------------------------------------------------
     Total other noncurrent liabilities                                             4,574      4,153
----------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                                             415        676
----------------------------------------------------------------------------------------------------
Temporary Equity
     Temporary equity - other                                                           -          9
     Preferred stock at redemption value                                              120        124
     Guaranteed ESOP obligation                                                       (84)       (84)
     -----------------------------------------------------------------------------------------------
     Total temporary equity                                                            36         49
----------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common stock                                                                     818        818
     Additional paid-in capital                                                       570        532
     Retained earnings                                                             12,582     12,357
     Accumulated other comprehensive income                                          (157)      (146)
     Treasury stock, at cost                                                       (6,007)    (5,935)
     -----------------------------------------------------------------------------------------------
     Net stockholders' equity                                                       7,806      7,626
----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                        $23,524    $24,040
----------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                             --- Page 4 ---

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
                                                                     Three Months Ended
                                                                     Mar. 31,  Mar. 31,
In millions            (Unaudited)                                       1998      1997
---------------------------------------------------------------------------------------
Operating Activities
     Net income available for common stockholders                        $421      $452
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                  287       320
           Provision (credit) for deferred income tax                     (60)       26
           Undistributed earnings of nonconsolidated affiliates           (19)      (12)
           Minority interests' share in income                              2        61
           Net gain on sale of consolidated companies                    (816)        -
           Other net gain                                                   3        16
           Purchased in-process research & development                    338         -
           Special charge                                                 330         -
     Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                             17      (317)
           Inventories                                                     94        42
           Accounts payable                                              (243)     (155)
           Other assets and liabilities                                   423       272
     ----------------------------------------------------------------------------------
     Cash provided by operating activities                                777       705
---------------------------------------------------------------------------------------
Investing Activities
     Purchases of property                                               (301)     (245)
     Proceeds from sales of property                                        -         5
     Purchases of consolidated companies                                 (314)        -
     Proceeds from sale of consolidated companies                       1,183         -
     Purchases from outside investors in limited partnership             (201)        -
     Investments in nonconsolidated affiliates                            (18)        2
     Purchases of investments                                            (854)     (537)
     Proceeds from sales of investments                                   855       583
     ----------------------------------------------------------------------------------
     Cash provided by (used in) investing activities                      350      (192)
---------------------------------------------------------------------------------------
Financing Activities
     Changes in short-term notes payable                                 (506)      376
     Proceeds from issuance of long-term debt                               -         7
     Payments on long-term debt                                          (227)      (46)
     Purchases of treasury stock                                          (82)     (712)
     Proceeds from sales of common stock                                   29        51
     Distributions to minority interests                                   (7)      (25)
     Dividends paid to stockholders                                      (196)     (182)
     ----------------------------------------------------------------------------------
     Cash used in financing activities                                   (989)     (531)
---------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                    (2)       (4)
---------------------------------------------------------------------------------------
Summary
     Increase (decrease) in cash and cash equivalents                     136       (22)
     Cash and cash equivalents at beginning of year                       235     1,903
     ----------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                          $371    $1,881
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income
                                                                     Three Months Ended
                                                                     Mar. 31,  Mar. 31,
In millions            (Unaudited)                                       1998      1997
---------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                             $421      $452
---------------------------------------------------------------------------------------
Other Comprehensive Income, Net of Tax
     Unrealized gains on investments                                       (3)      (24)
     Cumulative translation adjustments                                    (8)      (12)
     Minimum Pension Liability                                              -         -
     ----------------------------------------------------------------------------------
     Total other comprehensive income                                     (11)      (36)
---------------------------------------------------------------------------------------
Comprehensive Income                                                     $410      $416
---------------------------------------------------------------------------------------

See Notes to Financial Statements.

                             --- Page 5 ---

ACCOUNTING POLICIES

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (Reporting Comprehensive Income), which was effective January 1, 1998. Consolidated Statements of Comprehensive Income for the first quarter of 1998 have been included in Part I - Financial Information, under Item 1. Financial Statements.
  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 (Disclosures about Segments of an Enterprise and Related Information), which was effective January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet determined what changes, if any, will be made to its segment structure as a result of this standard. This standard is not expected to be adopted for interim financial reporting in 1998.


COMMITMENTS AND CONTINGENT LIABILITIES

In January 1994, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement
Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million.
   As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on net income was a charge of $192 million for 1993 and $70 million for 1994.
   Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995 as a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 15, 1995. As a result of such loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
   On September 1, 1994, Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
   The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in more than 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
   Judge Pointer was appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his earlier ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
    It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the

                             --- Page 6 ---
development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995, ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.
  Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued $396 million at March 31, 1998, for environmental matters, including $11 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
   In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
   Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
  Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $199 million, $221 million and $204 million in 1997, 1996 and 1995, respectively.
   At December 31, 1997, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and
Throughput Obligations at December 31, 1997 (in millions)

--------------------------------------------
1998                                  $  215
1999                                     179
2000                                     168
2001                                     157
2002                                     148
--------------------------------------------
2003 through expiration of contracts   1,270
--------------------------------------------
Total                                 $2,137
--------------------------------------------

   In addition to the take or pay obligations at December 31, 1997, the Company had outstanding purchase commitments which range from one to 18 years for steam, electrical power, materials, property, and other items used in the normal course of business of approximately $178 million. In general, such commitments were at prices not in excess of current market prices. The Company also had outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $226 million.

                             --- Page 7 ---


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


FIRST QUARTER EARNINGS ANNOUNCEMENT (APRIL 23, 1998)

DOW REPORTS FIRST QUARTER EARNINGS
-------------------------------------------------------------------

First Quarter of 1998 Highlights
--------------------------------
  Basic earnings per share were $1.87 versus $1.90 for the same period last year. Excluding unusual items, earnings per share for the first quarter of 1998 were $1.80.

  Dow's first quarter results reflected the impact of unusual items, including a gain on the sale of the DowBrands business that was largely offset by charges for purchased technology, restructuring and environmental remediation.

  Improved   results  from  the  combined  Performance  segments,
  excluding unusual charges, and higher overall volume contributed to a solid quarter.

__________________________________________________________________
(In millions, except for per share amounts)
                                                   3 Months Ended
                                                       March 31
                                                  1998        1997
                                                  ----        ----

Net Sales                                       $4,829      $4,992
Net Income Available for Common Stockholders       421         452
Earnings Per Common Share - Basic                 1.87        1.90
Earnings Per Common Share - Diluted               1.84        1.88

Excluding Unusual Items:
Operating Income                                $  676      $  765
Earnings Per Common Share - Basic                 1.80        1.90
Earnings Per Common Share - Diluted               1.77        1.88
___________________________________________________________________

NOTE:   All earnings per share amounts in the following text  are
basic (see Highlights and attached Financial Statements for earnings per share assuming dilution).


Review of First Quarter Results
The Dow Chemical Company today reported first quarter sales of $4.8 billion, net income of $421 million and earnings per share of $1.87. Excluding unusual items, earnings per share were $1.80.

Dow's first quarter results were impacted by unusual items. A pretax gain of $816 million on the sale of the DowBrands business was largely offset by $788 million in charges for purchased in-process research and development related to Dow's recent acquisitions; restructuring, including asset write-downs; and environmental remediation. These items contributed a net of 7 cents to earnings per share.

                             --- Page 8 ---

Excluding the unusual items, operating income was $676 million, a decline  of  $89  million versus a year ago despite  nearly  $400 million in unfavorable price and currency effects.

"We are pleased with Dow's continued solid performance in the face of lower prices, a stronger dollar and weaker economic conditions in Asia, offset by favorable feedstock costs and strong volume," said J. Pedro Reinhard, executive vice president and chief financial officer. "We are particularly encouraged by the first quarter results of our combined Performance segments, which posted higher volume and operating income, excluding unusual charges."

Sales for the quarter were $4.8 billion, down 3 percent from the same period a year ago. Volume grew 5 percent, offset by an 8 percent decline in prices partly due to the impact of a stronger dollar on overseas sales. Excluding changes in sales volume from recent acquisitions and divestitures, Dow's volume grew 6 percent in the first quarter of 1998 compared with a year ago.

Dow's  combined  Performance  segments  recorded  sales  of  $2.6
billion,  up  4  percent  versus a year ago.   Excluding  unusual
charges,  operating income for the combined  segments  was  up  8 percent from the first quarter of 1997.

In the Performance Plastics segment, Epoxy Products, Polyurethanes and Engineering Plastics reported higher volumes and strongly improved operating income. First quarter results for Performance Chemicals were significantly affected by $364 million in unusual charges, primarily purchased technology expenses related to recent acquisitions. Specialty Chemicals sales increased 12 percent as a 15 percent increase in volume more than offset a 3 percent price decline due to currency. Sales for Dow AgroSciences were up 10 percent as 14 percent volume growth offset a 4 percent price decline due to currency.

Plastics recorded sales of $981 million, down 3 percent from the first quarter of 1997. Volume increased 7 percent, and prices declined 10 percent as a result of lower local prices and unfavorable currency effects. Polyethylene led the segment's results with higher volume and favorable hydrocarbons and energy costs.

Sales for Chemical & Metals were $650 million in the first quarter, down 8 percent from a year ago. Operating income for the segment declined substantially from the first quarter of 1997, mainly due to unusual charges and lower global pricing in EDC/VCM influenced by economic conditions in Asia Pacific. Caustic soda prices continued to strengthen, increasing about 20 percent compared with a year ago.

"Despite declining prices, we believe the overall economic scenario and the strength of Dow's diverse product and geographic portfolio will further sustain earnings in the second quarter," Reinhard said. "We will continue to be disciplined about managing Dow's business mix, improving productivity and pursuing value growth in order to achieve our financial objectives across the cycle."

                             --- Page 9 ---


ACQUISITIONS AND DIVESTITURES

In June 1997, the Company purchased the outstanding 40 percent share in DowElanco, an agricultural chemicals joint venture, from Eli Lilly and Company for $900 million plus Lilly's share of undistributed earnings. This transaction resulted in the Company owning 100 percent of DowElanco (since renamed Dow AgroSciences
LLC).  During the first quarter of 1998, the Company  recorded  a
$220  million  charge  for  purchased  in-process  research   and
development as part of the final allocation of the purchase price related to this acquisition.
  In June 1997, the Company completed the sale of its 45 million shares of Destec Energy, Inc. to NGC Acquisition Corporation for $974 million or $21.65 per share. This transaction resulted in a pretax gain of $189 million.
  In   April   1995,   the  Company  signed  an  agreement   with
Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (Buna Sow Leuna Olefinverbund, referred to herein as BSL). Economic transfer of business operations to the Company,
through   the   privatization  agreement  and   various   service
agreements, occurred in June 1995. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174 million. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $135 million. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained
environmental   cleanup  obligations  for  existing   facilities.
Incentives relating to property construction reduce the basis  of
such  property.  Incentives  relating  to  expenses  during   the
reconstruction  period  are  recognized  as  such  expenses   are
incurred. The Company expects to include the financial results of
BSL   as  a  nonconsolidated  affiliate  until  the  end  of  the restructuring period.
  In December 1997, Dow acquired Sentrachem Limited, a global chemical company based in South Africa, for $487 million. Sentrachem's major businesses are specialty and agricultural chemicals. During the first quarter of 1998, the Company recorded a $50 million charge for purchased in-process research and development as part of the allocation of the purchase price related to this acquisition.
  Allocation of the purchase price to the assets acquired and liabilities assumed has not yet been completed for the Sentrachem and BSL acquisitions. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the dates of acquisition.
  In January 1998, the Company completed the sale of the DowBrands business to S.C. Johnson & Son, Inc. for approximately $1.2 billion. This transaction resulted in a pretax gain of $816 million.
  In January 1996, the Company and The Hartford Steam Boiler Inspection and Insurance Company (HSB) formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC. This company provides environmental, information technology and strategic chemical management services to industries and governments worldwide. The book value of the net assets transferred by the Company was $33 million. In January 1998, HSB exercised a put option requiring the Company to purchase HSB's interest for $136 million. As a result of this transaction the Company now owns 100 percent of Radian International LLC. Alternatives for this business are being evaluated.
  In   January  1996,  DowElanco  entered  into  agreements  with
Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158 million, acquired a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to more
than   50  percent.  During  the  first  quarter  of  1998,   Dow
AgroSciences (formerly DowElanco) invested an additional $121 million in Mycogen, increasing its ownership to 69 percent, and the Company recorded a $56 million charge for purchased in-process research and development as part of the allocation of this purchase price. In April 1998, the Company requested an amendment to the 1996 agreement with Mycogen which states that Dow AgroSciences cannot acquire the remaining shares of Mycogen
before   February  1999.  If  the  amendment  is  approved,   Dow
AgroSciences   is  prepared  to  begin  discussions   immediately
regarding   the  purchase  of  Mycogen's  minority  shareholders'
interests.   Mycogen   is   a  world   leader   in   agricultural
biotechnology.

                             --- Page 10 ---


CHANGES IN FINANCIAL CONDITION

The following tables represent total debt and working capital at March 31, 1998 versus December 31, 1997.

                                     Mar. 31,  Dec. 31,  Increase
In millions                              1998      1997 (Decrease)
------------------------------------------------------------------
Notes payable                          $1,247    $1,656     $(409)
Long-term debt due within one year        293       406      (113)
Long-term debt                          4,081     4,196      (115)
------------------------------------------------------------------
  Total debt                           $5,621    $6,258     $(637)
------------------------------------------------------------------

   At March 31, 1998, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $1.8 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.4 billion are available for use by foreign subsidiaries.

                                     Mar. 31,  Dec. 31,  Increase
In millions                              1998      1997 (Decrease)
------------------------------------------------------------------
Cash and cash equivalents              $  371    $  235     $ 136
Marketable securities and
 interest-bearing deposits                327       302        25
Accounts and notes receivable - net     4,787     4,958      (171)
Inventories:
   Finished and work in process         2,220     2,309       (89)
   Materials and supplies                 542       612       (70)
Deferred income tax assets - current      438       224       214
------------------------------------------------------------------
  Total current assets                  8,685     8,640        45
------------------------------------------------------------------
  Total current liabilities             6,612     7,340      (728)
------------------------------------------------------------------
  Working capital                      $2,073    $1,300     $ 773
------------------------------------------------------------------

   Operating activities provided cash of $777 million for the three months ended March 31, 1998. The sale of the DowBrands business provided a further $1.2 billion. Cash was used to reduce total debt by $637 million, to purchase the limited partner's capital accounts (minority interest) in Chemtech Royalty Associates, L.P (Chemtech) for $201 million, to pay Hartford Steam Boiler Inspection and Insurance Company (HSB) $136 million for the exercise of Radian put options, to purchase additional ownership interest in Mycogen for $121 million, to repurchase shares of the Company's common stock for $82 million, and for other normal activities. This resulted in an increase in cash and cash equivalents of $136 million. (See the Consolidated Statements of Cash Flows and the Acquisitions and Divestitures section for more detail).
   Goodwill decreased $350 million to $1,412 million in the first quarter of 1998, primarily the result of finalizing the allocation of the purchase price associated with the acquisition of Eli Lilly and Company's 40 percent ownership interest in DowElanco.
   Minority interest in subsidiary companies decreased $261 million to $415 million in the first quarter of 1998, primarily due to the redemption of the outside partner's interest in Chemtech and the acquisition of HSB's 40 percent share of Radian International LLC.

                                               Mar. 31,  Dec. 31,
Balance Sheet Ratios                               1998      1997
------------------------------------------------------------------
Current assets over current liabilities           1.3:1     1.2:1
Days-sales-outstanding-in-receivables                50        47
Days-sales-in-inventory                              87        84
Debt as a percentage of total capitalization       40.5      42.8
------------------------------------------------------------------

  The Company purchased 0.9 million shares of common stock during the first quarter of 1998 as part of its overall stock repurchase program. The Company's average shares outstanding for the first three months of 1998 were 225.5 million, a decrease of 5 percent from the average shares outstanding for the first three months of 1997. Since the beginning of 1995, the Company has purchased approximately 65 million shares or about 23 percent of its outstanding shares.
  On April 30, 1998, the Company paid a quarterly dividend of 87 cents per share to shareholders of record on March 31, 1998. The dividend reflects an increase of 16 percent, or 12 cents per share, versus the same quarter last year. This was the 345th consecutive quarterly dividend and in each instance Dow has maintained or increased the dividend.

                             --- Page 11 ---
RESULTS OF OPERATIONS

(Unaudited)                         The Dow Chemical Company and Subsidiaries
------------------------------------------------------------------------------
Industry and Geographic Segments
------------------------------------------------------------------------------
                                                           Three Months Ended
                                                            Mar. 31, Mar. 31,
In millons                                                      1998     1997
------------------------------------------------------------------------------
Industry segment sales
     Performance Plastics                                     $1,266   $1,265
     Performance Chemicals                                     1,318    1,212
     Plastics                                                    981    1,010
     Chemicals and Metals                                        650      707
     Hydrocarbons and Energy                                     423      577
     Diversified Businesses and Unallocated                      191      221
------------------------------------------------------------------------------
     Total                                                    $4,829   $4,992
------------------------------------------------------------------------------
Industry segment operating income (loss)
     Performance Plastics                                        256      211
     Performance Chemicals                                      (171)     212
     Plastics                                                    208      221
     Chemicals and Metals                                         53      161
     Hydrocarbons and Energy                                       9       (6)
     Diversified Businesses and Unallocated                     (467)     (34)
------------------------------------------------------------------------------
     Total                                                     ($112)    $765
------------------------------------------------------------------------------
Geographic sales
     United States                                            $1,954   $2,208
     Europe                                                    1,722    1,587
     Rest of World                                             1,153    1,197
------------------------------------------------------------------------------
     Total                                                    $4,829   $4,992
------------------------------------------------------------------------------
Geographic operating income (loss)
     United States                                             ($453)    $331
     Europe                                                      191      231
     Rest of World                                               150      203
------------------------------------------------------------------------------
     Total                                                     ($112)    $765
------------------------------------------------------------------------------

Industry and Geographic Segment Sales Volume and Price
------------------------------------------------------------------------------
                                                        Three Months Ended
                                                           Mar. 31, 1998
Percentage change from prior year                    Volume    Price    Total
------------------------------------------------------------------------------
Industry segment
     Performance Plastics                                7%      (7)%      0%
     Performance Chemicals                              14%      (5)%      9%
     Plastics                                            7%     (10)%     (3)%
     Chemicals and Metals                                0%      (8)%     (8)%
     Hydrocarbons and Energy                           (12)%    (15)%    (27)%
     Diversified Businesses and Unallocated            (13)%     (1)%    (14)%
------------------------------------------------------------------------------
     Total                                               5%      (8)%     (3)%
------------------------------------------------------------------------------
Geographic segment
     United States                                      (7)%     (5)%    (12)%
     Europe                                             19%     (10)%      9%
     Rest of World                                       7%     (11)%     (4)%
------------------------------------------------------------------------------
     Total                                               5%      (8)%     (3)%
------------------------------------------------------------------------------

                             --- Page 12 ---
Results of Operations (Continued)

Following are selected data for the three months ended March 31, 1998 and 1997:

                                                   Three Months Ended
                                                  Mar.31,   Mar. 31,
Dollars in millions, except for share amounts        1998       1997

Cost of sales                                      $3,691     $3,615
% of sales                                             76%        72%

Research and development, selling,
     general and administrative expenses              595        627

Operating income                                     (112)       765
% of sales                                             (2)%       15%

Operating income excluding unusual items              676        765
% of sales                                             14%        15%

Minority Interests' Share in Income                     2         61

Effective tax rate                                   36.3%      35.9%

Net income available for common stockholders          421        452

Earnings per common share                           $1.87      $1.90
Earnings per common share - assuming dilution       $1.84      $1.88

Operating rate percentage                              88%        90%

Net sales for the first quarter of 1998 were $4.8 billion, down 3 percent from $5 billion in the first quarter of 1997. Sales volume was up 5 percent, while prices were down almost 8 percent, with about 3 percentage points of the price decline due to the negative impact of currency. The acquisition of Sentrachem in December 1997 generated new sales for first quarter 1998, while the divestitures of DowBrands and Destec reduced sales versus a year ago. Considering the effect of acquisitions and divestitures on first quarter 1998 versus the previous year, volume improved 6 percent. Volume was particularly strong in Performance Chemicals, up 14 percent, and in Plastics and Performance Plastics, each up 7 percent. The 12 percent volume decline in Hydrocarbons and Energy was due to the sale of Destec in the second quarter of 1997. Volume was up in Europe and the Rest of World, but down slightly in the United States due to the absence of DowBrands and Destec. Prices were down in all segments and all geographic regions.
    Expenses, which include research and development, selling (including promotion and advertising), general and administrative expenses, were $595 million, down $32 million from the first quarter of 1997. The reduction reflects the elimination of expenses, most significantly promotion and advertising, associated with the DowBrands business, partially offset by the addition of Sentrachem's expenses.
    Operating income for the first quarter of 1998 was a loss of $112 million, down from income of $765 million for the first quarter of 1997, as results were significantly impacted by unusual items. The unusual items included: charges for purchased in-process research and development related to recent acquisitions, severance costs, asset write-downs and environmental remediation costs. Excluding these items, operating income was $676 million. First quarter 1998 results also included approximately $400 million of unfavorable local price and currency impact on sales, partially offset by $290 million in favorable hydrocarbon and energy costs, and improved volume.
    Minority interests' share in income of $2 million for the first quarter of 1998 decreased significantly from $61 million a year ago, and will continue to be lower in future quarters due to the acquisition of Eli Lilly's 40 percent stake in DowElanco, the divestiture of Destec and the redemption of partners' capital accounts in DowBrands L.P.
    Net income for the first quarter of 1998 was $421 million or $1.87 per share versus $452 million or $1.90 per share for the first quarter of 1997. Net income for the quarter included the gain on the sale of the DowBrands business, offset by the unusual charges previously discussed. The net positive impact of the unusual items was $0.07 per share.

                             --- Page 13 ---

PERFORMANCE PLASTICS
Performance Plastics sales of $1,266 million were flat versus first quarter of 1997. Volume was up 7 percent, but was offset by a 7 percent decline in prices. About half of the price decline was due to the negative impact of currency. Operating income for the segment increased 21 percent to $256 million, from $211 million a year ago.
   Polyurethanes sales for first quarter were down 3 percent from first quarter of 1997. Volume improved 2 percent, but was offset by declining prices of 5 percent. Volume was relatively flat in the United States and Europe, while Latin America and Canada provided growth. First quarter volumes in Asia Pacific were down 3 percent versus first quarter 1997. Lower propylene market prices, as reflected in lower propylene oxide costs to polyols, more than offset the lower selling prices, thereby improving gross margins. Operating income was up 24 percent from a year ago due mainly to the lower propylene market prices.
   Sales of epoxies and intermediates decreased 2 percent from a year ago. A 1 percent increase in volume was more than offset by a 3 percent decline in prices due to the impact of currency. Volume was particularly strong in Europe. The Asian crisis significantly impacted sales in the region causing volume to be down 17 percent versus first quarter 1997. Operating income for the business was up 14 percent versus last year, mainly due to lower hydrocarbon costs.
   Engineering plastics sales for the quarter were up 5 percent over the same quarter last year. Volume grew 12 percent against a 7 percent decline in prices. Sales volume was notably strong for polycarbonate in all geographic areas, continuing a four quarter trend. Operating income for the quarter more than doubled versus the first quarter of 1997 due to higher sales and production volumes, and lower costs.
   Adhesives, sealants and coatings sales for first quarter were up 13 percent versus the first quarter of 1997, with a 24 percent increase in volume partially offset by a 11 percent price decline. Volume increases were the result of plant/market expansions in Europe and Latin America. First quarter operating income for this growth business was up 18 percent over the same quarter last year.
   Fabricated products sales for the first quarter of 1998 were down slightly versus a year ago. Volume was up 8 percent, but was more than offset by a 5 percent decline in local prices and a 4 percent decline due to currency. Styrofoam volumes were strong in Europe and North America, but declined in Asia Pacific due to the general condition of the Japanese economy and, in particular, the continuing decline in housing and constructions starts. Polystyrene films showed strong sales volume in the window film industry. Engineering laminates showed very strong sales growth across all geographies. Operating income was down 26 percent versus first quarter 1997 due to the negative price and currency impacts.

PERFORMANCE CHEMICALS
First quarter sales for Performance Chemicals were $1,318 million, an increase of 9 percent from $1,212 million in the same quarter last year. Volume increased 14 percent for the segment while prices declined 5 percent, largely due to the negative effect of currency. The operating loss of $171 million for the quarter included the impact of several unusual items. Included in these unusual items were charges for purchased in-process research and development related to the recent additional investments in Dow AgroSciences and Mycogen, severance costs and environmental remediation costs. Excluding these unusual items, operating income for the quarter was $193 million, down 9 percent from $212 million in the first quarter of 1997.
   Specialty chemicals sales for the quarter were up 12 percent, with 15 percent volume growth and 3 percent price decline versus the same quarter last year. The addition of Hampshire Chemical, from the Sentrachem acquisition, accounted for a substantial portion of the volume growth for the first quarter. The decline in prices was almost entirely attributable to the impact of currency, as local prices were virtually unchanged. Operating income was down 11 percent, including unusual items. Excluding these, operating income was down only 3 percent versus a year ago, as the effects of currency and mix more than offset the additional Hampshire volume.
   Emulsion polymers sales decreased 2 percent for the quarter compared to the first quarter of 1997 as volume growth of 12 percent was more than offset by an 8 percent decline in local prices and a 6 percent unfavorable currency impact. Volume was particularly strong in Europe and steady in North America. The recent decline in hydrocarbon prices put downward pressure on pricing. Operating income for the first quarter improved 20 percent versus a year ago, including unusual items. Excluding these, operating income was up 47 percent due to strong volume and lower hydrocarbon costs.

                             --- Page 14 ---

   Sales of agricultural products for first quarter 1998 were 10 percent above the same quarter last year, with volume up 14 percent, local prices flat, and currency unfavorable 4 percent. First quarter included sales of Sentrachem, which were not in first quarter 1997. Excluding these, sales volume was up 8 percent. North America provided strong results mainly due to excellent market acceptance of two new products: Hornet Herbicide and First Rate Herbicide. First quarter operating income was significantly impacted by unusual items, primarily purchased in-process research and development costs. Operating income excluding these unusual items was down 21 percent from the same quarter last year, primarily due to the unfavorable currency impact on sales.

PLASTICS
Plastics sales in the first quarter of 1998 were $981 million, down 3 percent from $1,010 million a year ago. Volume increased 7 percent while prices declined 10 percent. Plastics operating income for the quarter was $208 million, down 6 percent from $221 million in first quarter 1997.
   Polyethylene sales were down 5 percent in the first quarter versus the same quarter last year, with a 6 percent increase in volume more than offset by an 11 percent decline in price. North America reported record volumes, but prices were under pressure as Asian export markets weakened and plastics and feedstock prices softened. European demand was strong, with local prices stable to up slightly. The Company's new solution plant in BSL successfully started operations in early April with a 210 MMT capacity. First quarter operating income for polyethylene was down 6 percent from the first quarter of 1997 as lower hydrocarbon costs cushioned the effects of price and currency declines.
   Polystyrene sales decreased 4 percent in the first quarter of 1998 versus the same quarter last year with a 5 percent volume gain offset by a 9 percent price decline. North America, Europe and Latin America all showed strong volume growth, while Asia Pacific volumes fell 15 percent. Operating income for the business was more than double first quarter 1997 due to lower global styrene costs and reduced structural costs.
   Polypropylene sales continued their strong growth trend, with volume up significantly over the startup levels of first quarter 1997. Market development and customer relationships have progressed well in both North America and Europe, in anticipation of the new BSL plant scheduled to startup in the second quarter.

CHEMICALS AND METALS
Chemical and Metals sales in the first quarter of 1998 were $650 million, down 8 percent from $707 million in the first quarter of 1997, entirely due to a decline in prices. The price of caustic continued to strengthen and was significantly higher than a year ago, but excess capacity in Asia Pacific and low pulp production prevented further price increase in first quarter. Vinyl chloride monomer (VCM) volumes were flat versus first quarter 1997 and prices eroded primarily due to lower chlorine, ethylene and PVC values. Propylene glycol volume and price decreased versus first quarter 1997 due to weak demand in North America and Asia Pacific. Operating income of $53 million in the first quarter of 1998 was significantly impacted by unusual items, most significantly environmental remediation charges. Excluding the unusual items, operating income was $108 million for the quarter, down from $161 million a year ago, mainly due to overall lower prices and higher costs associated with plant outages.

HYDROCARBONS AND ENERGY
Sales for Hydrocarbons and Energy in the first quarter of 1998 were $423 million, a decrease of 27 percent from $577 million a year ago, largely due to the absence of Destec which was sold in the second quarter of 1997. Operating income, including unusual items (environmental remediation costs), was $9 million for the quarter, up from a loss of $6 million in the first quarter of 1997. Excluding the unusual items, operating income was $20 million.

DIVERSIFIED BUSINESSES AND UNALLOCATED
Diversified Businesses sales for the first quarter of 1998 were $191 million, down 14 percent from $221 million in the first quarter of 1997. The addition of Sentrachem sales (those not assigned to the other segments) largely offset the loss of DowBrands sales due to the sale of the DowBrands business to S.C. Johnson and Son, Inc. Operating results for this segment were a loss of $467 million, including the following unusual items: purchased in-process research and development costs related to the acquisition of Sentrachem, severance costs, asset write-downs and environmental remediation costs. Excluding these items, operating income for the quarter was a loss of $115 million versus a loss of $34 million in the first quarter of 1997.

                             --- Page 15 ---

COMPANY SUMMARY

Manufacturing Costs
Dow's global plant operating rate for its chemicals and plastics businesses was 88 percent, down slightly from 90 percent in the first quarter of 1997. Unit manufacturing costs for these businesses, adjusted for volume but not mix, improved 3 percent when compared with the first quarter of 1997, primarily due to lower hydrocarbon and energy costs and positive mix change and cost control in the two Performance segments. Included in cost of sales in the first quarter of 1998 was an unusual charge of $120 million relating to environmental remediation liabilities. The Company's environmental remediation liabilities are adjusted periodically as additional technical or legal information becomes available. The first quarter charge was the result of an evaluation of site-wide remediation management systems and a determination of necessary remediation actions.

Purchased In-process Research and Development
Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, a charge of $338 million was recorded during the first quarter of 1998 in the allocation of the purchase prices related to the acquisitions of Sentrachem, additional common stock of Mycogen, and the remaining 40 percent of DowElanco (since renamed Dow AgroSciences).

Special Charge
In the first quarter of 1998, a special charge of $330 million was recorded, including $112 million for severance and $218 million for the write-down of several assets. In the first quarter, the Company adopted employee severance plans for North
America, Europe and the Sentrachem acquisition, most of which will be completed by the end of the year. The headcount reduction related to these plans is expected to be about 1500 employees. The asset write-downs recorded during the quarter included Radian International LLC and Dow-United Technologies Composite Products, Inc., as alternatives for these businesses are being evaluated, and an agricultural plant in Brazil.

Other Income (Expense)
Equity in earnings of nonconsolidated affiliates increased from $14 million in the first quarter of 1997 to $23 million in the first quarter of 1998, primarily due to the inclusion of earnings from BSL this quarter, following the acquisition of 80 percent of BSL in September 1997. Accounting for BSL is discussed in `Acquisitions and Divestitures' on page 10.
   Net financial expense, which is the total of interest expense, interest income and foreign exchange, increased to $87 million this quarter, compared with $38 million in the first quarter of 1997. The increase in net financial expense was mainly attributable to a decrease in interest income resulting primarily from reduced cash and short-term investment balances.
   Sundry income includes a variety of both income and expense items including royalty income, dividends from investments, and gains or losses on sales of investments and assets. Sundry income for the first quarter of 1998 was up significantly versus a year ago due to the gain on the sale of the DowBrands business of $816 million. Sundry income for the quarter was $842 million versus $63 million for the same period last year.

Recap of Unusual Items
As discussed previously, several unusual items were recorded during the first quarter of 1998. The following represents the pretax effect of these unusual items (in millions):

   Gain of the sale of the DowBrands business             $816
   Unusual charges:
     Environmental remediation                             120
     Purchased in-process research and development         338
     Special charge                                        330
                                                          ----
   Net positive impact on profit before taxes on income   $ 28

                             --- Page 16 ---

Provision for Taxes on Income
The effective tax rate for the first quarter was 36 percent, essentially flat with the first quarter of 1997.

Expectations for the Remainder of 1998
In the chemicals and plastics industries, the financial situation in Asia Pacific had a negative effect on global pricing. North America PVC and therefore EDC/VCM were impacted by lower exports to Asia Pacific, resulting in oversupply and reduced pricing. Strong demand for caustic in North America and Europe, coupled with expected lowering of chlor-alkali operating rates, provides room for caustic price increases over the balance of the year. Since rising caustic values are expected to largely offset the declining chlorine and chlorine derivative values, the ECU (electrochemical unit) should not decline as much as in past cycles.
  Ethylene chain prices are expected to continue some decline through 1998. Polyethylene prices have not moved down as quickly, because polyethylene industry capacity is fairly balanced with demand; however, declining hydrocarbon and energy and ethylene values could put pressure on polyethylene prices. Polystyrene prices have shown signs of stabilizing, but at a low level.
  Dow's performance plastics and performance chemicals businesses expect solid performance in 1998 on good demand growth in a more stable pricing environment than experienced in 1997.
  Hydrocarbon and energy prices are expected to remain below average 1997 levels for the year. Liquid feedstock prices are expected to remain at or below first quarter levels through second quarter.
  The Company's earnings per share results have proven resilient, remaining near last year's level despite the situation in Asia Pacific, cyclically declining prices and unfavorable European currency impacts. This resilience is due to the impact of portfolio restructuring, cost containment, volume growth and the repurchase of shares. Despite declining prices, the overall economic scenario and the strength of Dow's diverse product and geographic portfolio are expected to further sustain earnings in the second quarter.

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

                             --- Page 17 ---


ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Dow's business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, that enable it to mitigate the adverse effects of financial market risk. A secondary objective is to add value by creating additional exposure within established limits and policies. The potential impact of creating such additional exposures is not material to the Company's results.
  The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts and over-the-counter option contracts. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies - mainly the Deutsche mark, Swiss franc and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the dollar value of future cash flows. The majority of the foreign exchange exposure is related to the Japanese yen, Deutsche mark, Dutch guilder and other European currencies.
  The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. Dow uses interest rate swaps, "swaptions" and exchange traded instruments to accomplish this objective. The Company's primary exposure is to the U.S. dollar yield curve.
  Inherent in Dow's business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Chemical feedstocks and natural gas constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks when feasible. The risk of these hedging instruments is not material.
  As a result of acquisition and divestiture activity, the Company has a portfolio of equity securities. The major part of this exposure is related to restricted stock warrants. This exposure is managed in a manner consistent with the Company's market risk policies and procedures.
  Dow uses value at risk (VAR) stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two standard deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity and earnings of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. As an example, the VAR for one day, using a 95 percent confidence level at December 31, 1997, for foreign exchange, interest rate and equity exposures, net of hedges was: foreign exchange - $12 million; interest rate - $23 million; and equity - $3 million. Management believes there have been no material changes in market risk or in risk management policies subsequent to December 31, 1997.

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

                             --- Page 19 ---

   Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
   In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that, under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a stockholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
   After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeals for the 4th District affirmed the trial court's order granting summary judgment to the Company. On January 15, 1997, the California Supreme Court granted plaintiffs' petition for a review of that order. The Michigan ruling was made final on March 20, 1997. This decision has been appealed by plaintiffs. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. New York's highest court subsequently denied plaintiffs' petition for review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. On August 18, 1997, at the conclusion of the first of four phases of this case, the jury found in part that the Company had been negligent in the testing and/or research of silicone, had misrepresented and concealed unspecified hazards associated with using silicone in the human body and had conspired with Dow Corning to misrepresent or conceal such hazards. The Company has appealed the jury's verdict. On December 1, 1997, the trial court decertified the class. Further action in the Spitzfaden case will commence, if at all, only after the resolution of pending appeals. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts which are then transferred to the United States District Court, Eastern District of Michigan. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the product liability cases described above.
   The Company was also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25, 1995 decision, and granted the Company's request to enter a final judgment in its favor. The United States Court of Appeals for the Eighth Circuit affirmed the summary judgment in favor of the Company on May 16, 1997. That judgment is now final.

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

                             --- Page 21 ---

Environmental Matters
On March 19, 1998, the United States Environmental Protection Agency (the "EPA") filed a complaint against the Company alleging
violations   of   the   Comprehensive   Environmental   Response,
Compensation and Liability Act and the Emergency Planning and Commercial Right-to-Know Act. The complaint seeks civil fines totaling $110,000.
   On March 25, 1998, Dow AgroSciences LLC, a wholly owned subsidiary of the Company, made a written inquiry to the EPA with regard to alleged violations of the Federal Insecticide, Fungicide and Rodenticide Act for which the EPA has verbally indicated that it is seeking a civil penalty in the amount of $792,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit No.       Description of Exhibit
       -----------       ----------------------
           27            Financial Data Schedule

(b)  Reports on Form 8-K.

   There were no Current Reports on Form 8-K filed by the Company during the first quarter of 1998.


The following trademark of The Dow Chemical Company appears in this report: Styrofoam.

The following trademarks of Dow AgroSciences or its affiliates appear in this report: Hornet and First Rate.

                             --- Page 22 ---



                                 SIGNATURE




               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          THE DOW CHEMICAL COMPANY
                                  Registrant




Date:  May 15, 1998






                                                G. Michael Lynch
                                                ----------------
                                                G. Michael Lynch
                                           Vice President & Controller
                                            (Chief Accounting Officer)

                             --- Page 23 ---