Form 10-Q
period 1998-06-30
DOW CHEMICAL CO /DE/
filed 1998-08-14
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                 FOR THE QUARTER ENDED June 30, 1998

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



                                                            Outstanding at
            Class                                           June 30, 1998
            _____                                           ______________

Common Stock, $2.50 par value                             224,118,662 shares

                             --- Page 1 ---

                         THE DOW CHEMICAL COMPANY

                            TABLE OF CONTENTS



                                                                      Page

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                 Consolidated Statements of Income                      3

                 Consolidated Balance Sheets                            4

                 Consolidated Statements of Cash Flows                  5

                 Consolidated Statements of Comprehensive Income        5

                 Commitments and Contingent Liabilities                 6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8

                 Second Quarter Earnings Announcement                   8

                 Acquisitions and Divestitures                          10

                 Changes in Financial Condition                         11

                 Results of Operations                                  12

                 Accounting Policies                                    18

                 Year 2000                                              18

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                               19


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                         20

     Item 4.  Submission of Matters to a Vote of Security Holders       24

     Item 6.  Exhibits and Reports on Form 8-K                          24

Signatures                                                              25

Exhibit 27                                                              26

                             --- Page 2 ---


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Note A)

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
                                                               Three Months Ended   Six Months Ended
                                                                June 30, June 30,  June 30, June 30,
In millions, except for share amounts         (Unaudited)           1998     1997      1998     1997
----------------------------------------------------------------------------------------------------
Net Sales                                                         $4,857   $5,366    $9,686  $10,358
----------------------------------------------------------------------------------------------------
Operating Costs and Expenses
     Cost of sales                                                 3,502    3,836     7,193    7,451
     Insurance and finance company
        operations, pretax income                                    (26)      (8)      (58)     (36)
     Research and development expenses                               190      199       382      386
     Selling, general and administrative expenses                    440      516       843      956
     Amortization of intangibles                                      20       11        39       24
     Purchased in-process research and development (Note B)           12        -       350        -
     Special charge (Note C)                                           -        -       330        -
     -----------------------------------------------------------------------------------------------
     Total operating costs and expenses                            4,138    4,554     9,079    8,781
----------------------------------------------------------------------------------------------------
Operating Income                                                     719      812       607    1,577
----------------------------------------------------------------------------------------------------
Other Income (Expense)
     Equity in earnings of nonconsolidated affiliates                 27       25        50       39
     Interest expense and amortization of debt discount             (129)    (124)     (249)    (246)
     Interest income and foreign exchange - net                       29       60        62      144
     Sundry income - net (Note D)                                     16      217       858      280
     -----------------------------------------------------------------------------------------------
     Total other income (expense)                                    (57)     178       721      217
----------------------------------------------------------------------------------------------------
Income before Provision for Taxes on Income and Minority Interests   662      990     1,328    1,794
----------------------------------------------------------------------------------------------------
Provision for Taxes on Income                                        232      370       474      659
----------------------------------------------------------------------------------------------------
Minority Interests' Share in Income                                    3       48         5      109
----------------------------------------------------------------------------------------------------
Preferred Stock Dividends                                              2        1         3        3
----------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                        $425     $571      $846   $1,023
----------------------------------------------------------------------------------------------------
Weighted-average Common Shares Outstanding                         224.8    229.9     225.1    233.8
----------------------------------------------------------------------------------------------------
Per Share Data
     Earnings per common share                                     $1.89    $2.48     $3.76    $4.38
     Earnings per common share - assuming dilution                 $1.86    $2.45     $3.70    $4.33
     Common stock dividends declared per share                     $0.87    $0.87     $1.74    $1.62
----------------------------------------------------------------------------------------------------
Depreciation                                                        $272     $309      $542     $603
----------------------------------------------------------------------------------------------------
Capital Expenditures                                                $328     $247      $629     $492
----------------------------------------------------------------------------------------------------

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

Note D:  In January 1998, the Company completed the sale of the DowBrands business to S.C. Johnson &
         Son, Inc.  The sale resulted in a pretax gain of $816 million.

         In June 1997, the Company completed the sale of Destec Energy, Inc. to NGC Acquisition
         Corporation, resulting in a pretax gain of $189 million.

                             --- PAGE 3 ---

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                                  June 30,  Dec. 31,
In millions            (Unaudited)                                                    1998      1997
----------------------------------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                        $374      $235
     Marketable securities and interest-bearing deposits                               781       302
     Accounts and notes receivable:
        Trade (less allowance for doubtful receivables - 1998, $73; 1997, $73)       3,109     3,257
        Other                                                                        1,448     1,701
     Inventories:  Finished and work in process                                      2,096     2,309
                   Material and supplies                                               535       612
     Deferred income tax assets - current                                              357       224
     -----------------------------------------------------------------------------------------------
     Total current assets                                                            8,700     8,640
----------------------------------------------------------------------------------------------------
Investments
     Investment in nonconsolidated affiliates                                        1,196     1,206
     Other investments                                                               2,421     2,529
     Noncurrent receivables                                                            362       400
     -----------------------------------------------------------------------------------------------
     Total investments                                                               3,979     4,135
----------------------------------------------------------------------------------------------------
Property
     Property                                                                       23,570    23,345
     Less accumulated depreciation                                                  15,524    15,293
     -----------------------------------------------------------------------------------------------
     Net property                                                                    8,046     8,052
----------------------------------------------------------------------------------------------------
Other Assets
     Goodwill (net of accumulated amortization - 1998, $223; 1997, $211)             1,402     1,762
     Deferred income tax assets - noncurrent                                           514       452
     Deferred charges and other assets                                                 950       999
     -----------------------------------------------------------------------------------------------
     Total other assets                                                              2,866     3,213
----------------------------------------------------------------------------------------------------
Total Assets                                                                       $23,591   $24,040
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------
Current Liabilities
     Notes payable                                                                  $1,226    $1,656
     Long-term debt due within one year                                                227       406
     Accounts payable:  Trade                                                        1,458     1,731
                        Other                                                          883       960
     Income taxes payable                                                              676       521
     Deferred income tax liabilities - current                                          42       100
     Dividends payable                                                                 201       200
     Accrued and other current liabilities                                           1,692     1,766
     -----------------------------------------------------------------------------------------------
     Total current liabilities                                                       6,405     7,340
----------------------------------------------------------------------------------------------------
Long-Term Debt                                                                       4,258     4,196
----------------------------------------------------------------------------------------------------
Other Noncurrent Liabilities
     Deferred income tax liabilities - noncurrent                                      873       649
     Pension and other postretirement benefits - noncurrent                          1,827     1,840
     Other noncurrent obligations                                                    1,761     1,664
     -----------------------------------------------------------------------------------------------
     Total other noncurrent liabilities                                              4,461     4,153
----------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                                              598       676
----------------------------------------------------------------------------------------------------
Temporary Equity
     Temporary equity - other                                                            -         9
     Preferred stock at redemption value                                               119       124
     Guaranteed ESOP obligation                                                        (84)      (84)
     -----------------------------------------------------------------------------------------------
     Total temporary equity                                                             35        49
----------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common stock                                                                      818       818
     Additional paid-in capital                                                        672       532
     Retained earnings                                                              12,811    12,357
     Accumulated other comprehensive income                                           (210)     (146)
     Treasury stock, at cost                                                        (6,257)   (5,935)
     -----------------------------------------------------------------------------------------------
     Net stockholders' equity                                                        7,834     7,626
----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                         $23,591   $24,040
----------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                             --- Page 4 ---

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
                                                                                   Six Months Ended
                                                                                  June 30,  June 30,
In millions            (Unaudited)                                                    1998      1997
----------------------------------------------------------------------------------------------------
Operating Activities
     Net income available for common stockholders                                     $846    $1,023
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                               583       644
           Provision (credit) for deferred income tax                                   68       (48)
           Undistributed earnings of nonconsolidated affiliates                        (38)      (24)
           Minority interests' share in income                                           5       109
           Net gain on sale of consolidated companies                                 (816)     (186)
           Net gain on sales of property                                                (5)      (15)
           Other net gain                                                                5        16
           Purchased in-process research & development                                 350         -
           Special charge                                                              330         -
     Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                                         291      (217)
           Inventories                                                                 225       149
           Accounts payable                                                           (317)     (206)
           Other assets and liabilities                                                316       718
     -----------------------------------------------------------------------------------------------
     Cash provided by operating activities                                           1,843     1,963
----------------------------------------------------------------------------------------------------
Investing Activities
     Purchases of property                                                            (652)     (492)
     Proceeds from sales of property                                                    27        31
     Purchases of consolidated companies                                              (355)   (1,257)
     Proceeds from sale of consolidated companies                                    1,183       907
     Proceeds from outside investors in limited partnership                            200         -
     Purchases from outside investors in limited partnership                          (210)        -
     Investments in nonconsolidated affiliates                                         (39)      (12)
     Purchases of investments                                                       (1,759)   (1,251)
     Proceeds from sales of investments                                              1,343     1,302
     -----------------------------------------------------------------------------------------------
     Cash used in investing activities                                                (262)     (772)
----------------------------------------------------------------------------------------------------
Financing Activities
     Changes in short-term notes payable                                              (592)       13
     Proceeds from issuance of long-term debt                                          222        29
     Payments on long-term debt                                                       (420)     (388)
     Purchases of treasury stock                                                      (341)   (1,253)
     Proceeds from sales of common stock                                               105       111
     Distributions to minority interests                                               (11)      (55)
     Dividends paid to stockholders                                                   (395)     (359)
     -----------------------------------------------------------------------------------------------
     Cash used in financing activities                                              (1,432)   (1,902)
----------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                (10)       (6)
----------------------------------------------------------------------------------------------------
Summary
     Increase (decrease) in cash and cash equivalents                                  139      (717)
     Cash and cash equivalents at beginning of year                                    235     1,903
     -----------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                       $374    $1,186
----------------------------------------------------------------------------------------------------

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income
                                                               Three Months Ended   Six Months Ended
                                                                June 30, June 30,  June 30, June 30,
In millions            (Unaudited)                                  1998     1997      1998     1997
----------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                        $425     $571      $846   $1,023
----------------------------------------------------------------------------------------------------
Other Comprehensive Income, Net of Tax
     Unrealized gains (losses) on investments                        (56)      96       (59)      72
     Cumulative translation adjustments                                3      (31)       (5)     (43)
     Minimum Pension Liability                                         -        -         -        -
     -----------------------------------------------------------------------------------------------
     Total other comprehensive income                                (53)      65       (64)      29
----------------------------------------------------------------------------------------------------
Comprehensive Income                                                $372     $636      $782   $1,052
----------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                             --- Page 5 ---


COMMITMENTS AND CONTINGENT LIABILITIES

In January 1994, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement
Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million.
   As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on net income was a charge of $192 million for 1993 and $70 million for 1994.
   Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995 as a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 15, 1995. As a result of such loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
   On September 1, 1994, Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
   The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in more than 13,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
   Judge Pointer was appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his earlier ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  On July 7, 1998, Dow Corning, the Company and Corning, on the one hand, and the Tort Claimants' Committee in Dow Corning's bankruptcy on the other, agreed on a binding Term Sheet to resolve all tort claims involving Dow Corning's silicone medical products, including the claims against Corning and the Company. The agreement contained in the Term Sheet will be effectuated by the filing of a plan of reorganization in Dow Corning's bankruptcy embodying its terms. Before such a plan can become effective, it will be subject to a disclosure statement hearing, a vote by the claimants, a confirmation hearing and all relevant provisions of the Bankruptcy Code. Accordingly, there can be no assurances at this time that such a plan will become effective.
    It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against

                             --- Page 6 ---
those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995, ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.
  Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued $389 million at June 30, 1998, for environmental matters, including $10 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
   In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
   Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
  Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $199 million, $221 million and $204 million in 1997, 1996 and 1995, respectively.
   At December 31, 1997, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and
Throughput Obligations at December 31, 1997 (in millions)

-------------------------------------------------------
1998                                            $   215
1999                                                179
2000                                                168
2001                                                157
2002                                                148
2003 through expiration of contracts              1,270
-------------------------------------------------------
Total                                            $2,137
-------------------------------------------------------

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

SECOND QUARTER EARNINGS ANNOUNCEMENT (JULY 23, 1998)

DOW REPORTS SECOND QUARTER EARNING
---------------------------------------------------------------------
Second Quarter of 1998 Highlights

  Diluted   earnings  per  share  were  $1.86  for  the  quarter.
  Excluding unusual items, earnings per share for the same period a year ago were $2.22.

  Strong sales volume and a 7 percent increase in operating income for the combined Performance segments helped offset a marked decline in Chemicals & Metals' results largely due to lower prices and volume.

  Overall, improved productivity, lower feedstock costs and
  higher volume helped counter the unfavorable impact of declining prices, a strong dollar and deteriorating conditions in Asia
  Pacific.
---------------------------------------------------------------------
(In millions, except for per share amounts)

                               3 Months Ended         6 Months Ended
                                   June 30                June 30
                               1998      1997         1998      1997
                               ----      ----         ----      ----

Net Sales                     $4,857   $5,366       $9,686   $10,358
Net Income Available for
 Common Stockholders          $  425   $  571       $  846   $ 1,023

Earnings Per Common Share     $ 1.89   $  2.48      $  3.76  $  4.38
Earnings Per Common Share -
 Diluted                      $ 1.86   $  2.45      $  3.70  $  4.33
---------------------------------------------------------------------

NOTE: Earnings per share amounts in the following text are diluted. (See Highlights and Financial Statements for basic earnings per share amounts.)


Review of Second Quarter Results
The Dow Chemical Company today reported second quarter sales of $4.9 billion, net income of $425 million and diluted earnings per share of $1.86.

Year-to-year earnings per share comparisons reflect the impact of the sale of Destec Energy and other one-time events in the second quarter of 1997 that contributed a net of 23 cents to earnings per share of $2.45. Excluding these one-time events, earnings per share in the second quarter of 1997 were $2.22.

Sales in the second quarter of 1998 were $4.9 billion compared with $5.4 billion a year ago. The decrease was primarily due to the unfavorable impact of price and currency. Operating income was $719 million compared with $812 million for the same period a year ago.

Lower local prices, a strong dollar and deteriorating conditions in Asia Pacific reduced selling prices by more than $500 million and outweighed the favorable effects of lower feedstock costs and a 2 percent volume gain, excluding changes in volume due to recent acquisitions and divestitures. Overall, prices declined by 10 percent as a result of weaker pricing for basic products, as well as unfavorable currency impacts in Asia Pacific and Europe.

                             --- Page 8 ---

"Dow's second quarter results are above expectations, reflecting ongoing efforts to strengthen our business portfolio, improve productivity and reduce structural costs," said William S. Stavropoulos, president and chief executive officer. "Improved results in Dow's Performance Plastics and Performance Chemicals segments have helped us weather an increasingly adverse pricing environment in basic products, intensified by conditions in Asia Pacific."

The combined Performance segments reported sales of $2.7 billion, up slightly from the same period a year ago, and a 7 percent increase in operating income. These segments contributed more than two-thirds of Dow's total operating income.

Performance Plastics improved operating income by 11 percent, with notable gains in Engineering Plastics, Epoxy Products & Intermediates and Fabricated Products. Overall, a 2 percent volume increase for the segment helped offset a 5 percent decline in price and currency.

In the Performance Chemicals segment, sales increased by 6 percent, and operating income was up 3 percent. Results in Agricultural Products were favorable as a strong performance by the traditional business offset strategic resource spending in biotechnology. A 10 percent increase in volume for the segment outweighed a 4 percent price decline, mostly due to currency.

Plastics recorded sales of $987 million, down 7 percent from the second quarter of 1997. Volume increased 11 percent, helped by the introduction of new products made using INSITE* Technology; however, prices declined 18 percent. Both the Polyethylene and Polystyrene businesses performed better than expected given the current economic conditions.

Sales for Chemicals & Metals fell 22 percent versus a year ago, and operating income was down substantially. Volume declined 6 percent, reflecting weaker economic conditions in Asia Pacific. Significant price declines in vinyl chloride monomer and ethylene glycol were only partially offset by higher caustic soda prices.

"Our businesses have performed well so far this year," Stavropoulos said. "Looking forward, we expect continued challenges, but we're confident that our focus on productivity, growth and capital discipline will allow us to meet our objectives."

For more news and information about Dow, please visit our web site at www.dow.com.

* Trademark of The Dow Chemical Company

                             --- Page 9 ---


ACQUISITIONS AND DIVESTITURES

In June 1997, the Company purchased the outstanding 40 percent share in DowElanco, an agricultural chemicals joint venture, from Eli Lilly and Company for $900 million plus Lilly's share of undistributed earnings. This transaction resulted in the Company owning 100 percent of DowElanco (since renamed Dow AgroSciences
LLC). During the first quarter of 1998, the Company recorded a $220 million charge for purchased in-process research and development as part of the final allocation of the purchase price related to this acquisition.
  In June 1997, the Company completed the sale of its 45 million shares of Destec Energy, Inc. to NGC Acquisition Corporation for $974 million or $21.65 per share. This transaction resulted in a pretax gain of $189 million.
  In April 1995, the Company signed an agreement with Bundesanstalt fr vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (Buna Sow Leuna Olefinverbund, referred to herein as BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174 million. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $138 million. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. Incentives relating to property construction reduce the basis of such property. Incentives relating to expenses during the reconstruction period are recognized as such expenses are incurred. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the restructuring period.
  In December 1997, Dow acquired Sentrachem Limited, a global chemical company based in South Africa, for $487 million. Sentrachem's major businesses are specialty and agricultural chemicals. During the first quarter of 1998, the Company recorded a $50 million charge for purchased in-process research and development as part of the allocation of the purchase price related to this acquisition. Allocation of the purchase price to the assets acquired and liabilities assumed has not yet been completed for the Sentrachem acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.
  In January 1998, the Company completed the sale of the DowBrands business to S.C. Johnson & Son, Inc. for approximately $1.2 billion. This transaction resulted in a pretax gain of $816 million.
  In February 1998, the Company entered into an agreement with Pronor Petroquimica S.A. (Pronor) to purchase a portion of its business. The new company, named Isopol, was formed for the production and commercialization of toluene diisocyanate (TDI), used to manufacture durable goods such as cushioned furniture and mattresses, and will primarily supply the markets of the Mercosur countries of Latin America. According to the agreement, the Company's total investment is $162 million, $81 million of which will be paid over the next three years.
  In January 1996, DowElanco entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158 million, acquired a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to more than 50 percent. During the first quarter of 1998, Dow AgroSciences (formerly DowElanco) invested an additional $121 million in Mycogen, increasing its ownership to 69 percent, and the Company recorded a $56 million charge for purchased in-process research and development as part of the allocation of this purchase price. In April 1998, Dow AgroSciences requested an amendment to the 1996 agreement with Mycogen which generally states that Dow AgroSciences cannot acquire the remaining shares of Mycogen before February 1999. In July 1998, the agreement was amended, allowing Dow AgroSciences to discuss and negotiate terms regarding the purchase of Mycogen's minority shareholders' interests through August 31, 1998. Mycogen is a world leader in agricultural biotechnology.
  In January 1996, the Company and The Hartford Steam Boiler Inspection and Insurance Company (HSB) formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC (Radian). This company provides environmental, information technology and strategic chemical management services to industries and governments worldwide. The book value of the net assets transferred by the Company was $33 million. In January 1998, HSB exercised a put option requiring the Company to purchase HSB's interest for $136 million, thus increasing the Company's ownership to 100 percent. On July 31, 1998, as part of the Company's ongoing efforts to restructure its business portfolio, Radian was sold to Dames & Moore Group for $117 million.

                             --- Page 10 ---


CHANGES IN FINANCIAL CONDITION

The following tables represent total debt and working capital at June 30, 1998 versus December 31, 1997.

                                    June 30,    Dec. 31,    Increase
In millions                             1998        1997   (Decrease)
---------------------------------------------------------------------
Notes payable                         $1,226      $1,656       $(430)
Long-term debt due within one year       227         406        (179)
Long-term debt                         4,258       4,196          62
---------------------------------------------------------------------
  Total debt                          $5,711      $6,258       $(547)
---------------------------------------------------------------------

   At June 30 1998, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $1.8 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1 billion are available for use by foreign subsidiaries.

                                    June 30,    Dec. 31,    Increase
In millions                             1998        1997   (Decrease)
---------------------------------------------------------------------
Cash and cash equivalents             $  374      $  235       $ 139
Marketable securities and
 interest-bearing deposits               781         302         479
Accounts and notes receivable - net    4,557       4,958        (401)
Inventories:
   Finished and work in process        2,096       2,309        (213)
   Materials and supplies                535         612         (77)
Deferred income tax assets - current     357         224         133
---------------------------------------------------------------------
  Total current assets                 8,700       8,640          60
---------------------------------------------------------------------
  Total current liabilities            6,405       7,340        (935)
---------------------------------------------------------------------
  Working capital                     $2,295      $1,300       $ 995
---------------------------------------------------------------------

   Operating activities provided cash of $1.8 billion for the six months ended June 30, 1998. The sale of the DowBrands business in the first quarter provided a further $1.2 billion. Cash was used to reduce total debt by $547 million, to pay Hartford Steam Boiler Inspection and Insurance Company (HSB) $136 million for the exercise of Radian put options, to purchase additional ownership interest in Mycogen for $121 million, to purchase an ownership interest in Isopol from Pronor for an initial payment of $81 million, to repurchase shares of the Company's common stock for $341 million, and for other normal activities. This resulted in increases in cash and cash equivalents of $139 million and marketable securities and interest-bearing deposits of $479 million. (See the Consolidated Statements of Cash Flows and the Acquisitions and Divestitures section for more detail).
   Goodwill decreased $360 million to $1,402 million in the first six months of 1998, primarily the result of finalizing, during the first quarter, the allocation of the purchase price associated with the acquisition of Eli Lilly and Company's 40 percent ownership interest in DowElanco.

                                                June 30,    Dec. 31,
Balance Sheet Ratios                                1998        1997
---------------------------------------------------------------------
Current assets over current liabilities            1.4:1       1.2:1
Days-sales-outstanding-in-receivables                 49          47
Days-sales-in-inventory                               82          84
Debt as a percentage of total capitalization        40.3        42.8
---------------------------------------------------------------------

  The Company purchased 2.7 million shares of common stock during the second quarter of 1998 as part of its overall stock repurchase program, bringing the year to date total to 3.6 million shares. The Company's average shares outstanding for the first six months of 1998 were 225 million, a decrease of 4 percent from the average shares outstanding for the first six months of 1997. Since the beginning of 1995, the Company has purchased approximately 67 million shares or about 24 percent of its outstanding shares.
  On July 30, 1998, the Company paid a quarterly dividend of 87 cents per share to shareholders of record on June 30, 1998. This was the 346th consecutive quarterly dividend since 1912 and in each instance Dow has maintained or increased the dividend.

                             --- Page 11 ---

RESULTS OF OPERATIONS

The Dow Chemical Company and Subsidiaries
Industry and Geographic Segments
                                                  Three Months Ended   Six Months Ended
                                                   June 30, June 30,  June 30, June 30,
In millons            (Unaudited)                      1998     1997      1998     1997
---------------------------------------------------------------------------------------
Industry segment sales
     Performance Plastics                            $1,302   $1,340    $2,568   $2,605
     Performance Chemicals                            1,391    1,316     2,709    2,528
     Plastics                                           987    1,056     1,968    2,066
     Chemicals and Metals                               612      788     1,262    1,495
     Hydrocarbons and Energy                            363      616       786    1,193
     Diversified Businesses and Unallocated             202      250       393      471
---------------------------------------------------------------------------------------
     Total                                           $4,857   $5,366    $9,686  $10,358
---------------------------------------------------------------------------------------
Industry segment operating income (loss)
     Performance Plastics                              $284     $257      $540     $468
     Performance Chemicals                              241      233        70      445
     Plastics                                           183      222       391      443
     Chemicals and Metals                                40      207        93      368
     Hydrocarbons and Energy                            (34)      -        (25)      (6)
     Diversified Businesses and Unallocated               5     (107)     (462)    (141)
---------------------------------------------------------------------------------------
     Total                                             $719     $812      $607   $1,577
---------------------------------------------------------------------------------------
Geographic sales
     United States                                   $2,013   $2,416    $3,967   $4,624
     Europe                                           1,681    1,629     3,403    3,216
     Rest of World                                    1,163    1,321     2,316    2,518
---------------------------------------------------------------------------------------
     Total                                           $4,857   $5,366    $9,686  $10,358
---------------------------------------------------------------------------------------
Geographic operating income (loss)
     United States                                     $352     $305     ($101)    $636
     Europe                                             231      225       422      456
     Rest of World                                      136      282       286      485
---------------------------------------------------------------------------------------
     Total                                             $719     $812      $607   $1,577
---------------------------------------------------------------------------------------


Industry and Geographic Segment Sales Volume and Price
---------------------------------------------------------------------------------------
                                      Three Months Ended          Six Months Ended
                                         June 30, 1998              June 30, 1998
Percentage change from prior year   Volume    Price    Total   Volume    Price    Total
---------------------------------------------------------------------------------------
Industry segment
     Performance Plastics              2%      (5)%     (3)%      6%      (7)%     (1)%
     Performance Chemicals            10%      (4)%      6%      12%      (5)%      7%
     Plastics                         11%     (18)%     (7)%      9%     (14)%     (5)%
     Chemicals and Metals             (6)%    (16)%    (22)%     (4)%    (12)%    (16)%
     Hydrocarbons and Energy         (23)%    (18)%    (41)%    (19)%    (15)%    (34)%
     Diversified Businesses
        and Unallocated              (19)%     (0)%    (19)%    (17)%      0%     (17)%
---------------------------------------------------------------------------------------
     Total                             1%     (10)%     (9)%      3%      (9)%     (6)%
---------------------------------------------------------------------------------------
Geographic segment
     United States                   (10)%     (7)%    (17)%     (8)%     (6)%    (14)%
     Europe                           16%     (13)%      3%      18%     (12)%      6%
     Rest of World                     1%     (13)%    (12)%      3%     (11)%     (8)%
---------------------------------------------------------------------------------------
     Total                             1%     (10)%     (9)%      3%      (9)%     (6)%
---------------------------------------------------------------------------------------

                             --- Page 12 ---

Following are selected data for the three months and six months ended June 30, 1998 and 1997:

                                        Three Months Ended  Six Months Ended
                                        June 30,   June 30, June 30, June 30,
Dollars in millions,                        1998      1997      1998     1997
 except for share amounts                   ----      ----      ----     ----
-------------------------

Cost of sales                             $3,502    $3,836    $7,193   $7,451
% of sales                                    72%       71%       74%      72%

Research and development, selling,
 general and administrative expenses         630       715     1,225    1,342

Operating income                             719       812       607    1,577
% of sales                                    15%       15%        6%      15%

Operating income excluding unusual items     719       853     1,395    1,665
% of sales                                    15%       22%       14%      16%

Minority Interests' Share in Income            3        48         5      109

Effective tax rate                          35.0%     37.4%     35.7%    36.7%

Net income available for common
 stockholders                                425       571       846    1,023

Earnings per common share                 $ 1.89    $ 2.48    $ 3.76   $ 4.38
Earnings per common share -
 assuming dilution                        $ 1.86    $ 2.45    $ 3.70   $ 4.33

Operating rate percentage                     86%       89%       87%      89%

Net sales for second quarter 1998 were $4.9 billion, down 9 percent from $5.4 billion in the second quarter of 1997. Sales volume was up slightly versus a year ago, while prices were down 10 percent, with about 2 percentage points of the price decline due to the negative impact of currency. The acquisition of Sentrachem late last year has generated new sales for 1998, while the divestitures of DowBrands (first quarter 1998) and Destec (second quarter 1997) have reduced sales versus a year ago. Considering the effect of acquisitions and divestitures on the second quarter versus the previous year, volume improved 2 percent. Volume was particularly strong in Performance Chemicals (due to the additions of Hampshire Chemical and Sanachem), up 10 percent, and in Plastics, up 11 percent. The sharp decline in volume for Hydrocarbons and Energy was due to the sale of Destec last year. Likewise, the volume decline in Diversified and
Unallocated  Businesses was due to the sale of DowBrands  in  the first  quarter.  Volume  was  up in Europe  largely  due  to  the addition of Sentrachem, down in the United States due to the absence of DowBrands and Destec, and relatively flat in the rest of world. Prices were down in all segments and all geographic regions. Net sales for the first half of the year were $9.7 billion, down 6 percent from $10.4 billion for the same period last year. While volume grew 3 percent, prices declined 9 percent.
    Expenses, which include research and development, selling (including promotion and advertising), general and administrative expenses, were $630 million, down $85 million from the second quarter of 1997. The reduction reflects the elimination of expenses, most significantly promotion and advertising, associated with the DowBrands business, partially offset by the addition of Sentrachem's expenses.
    Operating income for the second quarter of 1998 was $719 million, down from $812 million for the second quarter of 1997. Operating income was negatively impacted by approximately $540 million in lower local sales prices and unfavorable currency, partially offset by $195 million in lower hydrocarbon and energy costs. Year to date, operating income was $607 million, including $788 million in charges recorded during the first quarter for purchased in-process research and development related to recent acquisitions, severance costs, asset write-downs, and environmental remediation costs. Lower prices negatively impacted year to date operating income by approximately $940 million and was only partially offset by about $480 million in lower hydrocarbon and energy costs, the favorable effect of currency on costs, and lower promotion and advertising expenses following the sale of the DowBrands business. For the first six months of 1997, operating income was $1,577 million, including $88 million in charges recorded in second quarter 1997 for insurance restructuring, the shutdown of an ethylene cracker in Texas, and property write-downs taken by DowElanco at the time of the purchase of Eli Lilly's share.

                             --- Page 13 ---

    Minority interests' share in income of $3 million for the quarter decreased significantly from $48 million a year ago, and will continue to be lower in future quarters due to the acquisition of Eli Lilly's 40 percent stake in DowElanco, the divestiture of Destec and the redemption of outside partners' capital accounts in DowBrands L.P.
    Net income for the second quarter was $425 million or $1.89 per share (basic) versus $571 million or $2.48 per share (basic) for the second quarter of 1997. Last year's second quarter results included a positive impact of $0.23 per share from one-time events: a gain on the sale of Destec and the $88 million in charges previously noted.

PERFORMANCE PLASTICS
Performance Plastics sales of $1,302 million were down 3 percent versus second quarter 1997. Volume was up 2 percent, but was more than offset by a 5 percent decline in prices, with 2 percentage points of the price decline due to the negative impact of currency. Despite lower prices, operating income for the segment increased 11 percent to $284 million, from $257 million a year ago.
   Polyurethanes sales for second quarter were flat versus the second quarter of 1997. Volume improved 6 percent, mostly due to the addition of Isopol sales, but was offset by a 6 percent decline in sales prices. Second quarter volumes in Asia Pacific were down 12 percent versus second quarter 1997. Deteriorating conditions in Asia Pacific are affecting all polyurethane products and have begun to affect sales prices in the United States and Europe. Operating income was negatively impacted by operational problems at two new plants, but remained flat with results for the same quarter last year.
   Sales of epoxies and intermediates were down 10 percent from a year ago. Volume declined 6 percent. Prices declined 4 percent, with 2 percent due to the impact of currency. Weak demand led to volume declines in the United States and Latin America versus last year. Volume was flat in Europe. The Asian crisis significantly impacted sales in the region causing volume to be down 15 percent versus the second quarter of 1997. Operating income for the business was up 25 percent versus last year, mainly due to lower hydrocarbon costs.
   Engineering plastics sales for the quarter were down 2 percent from the same quarter last year, with both volume and prices down slightly. Demand remained strong for most products. Polycarbonate was on strict allocation in most markets. Sales of TPU were hurt by a slowdown in the footwear and automotive industries. The General Motors strike did not hit hard in the second quarter, but may have more impact in the third quarter. Operating income for the quarter was up 14 percent versus the second quarter of 1997 due to lower costs.
   Adhesives, sealants and coatings sales for the second quarter were up 11 percent versus the second quarter of 1997, with a 12 percent increase in volume slightly offset by a 1 percent price decline. Volume increases were the result of plant/market expansions in Europe and Latin America. Record production levels were achieved at all plant sites across Europe. Second quarter operating income for this growth business was down slightly from the same quarter last year.
   Fabricated products sales for the second quarter of 1998 were down 7 percent versus a year ago. While volume was up slightly, prices were down 7 percent, with 4 percent due to a decline in local prices and 3 percent due to currency. Styrofoam volumes were strong in Europe and North America, but declined in Asia Pacific due to the general condition of the Japanese economy and, in particular, the continuing decline in housing and constructions starts. Operating income was up 20 percent versus second quarter 1997 due to lower raw material costs and site relocation expenses that impacted last year's second quarter results.
  For the first six months of 1998, sales in Performance Plastics were $2,568 million, down 1 percent from $2,605 million in the same period last year. Volume growth of 6 percent for this period was more than offset by falling prices, down 4 percent, and a 3 percent unfavorable currency impact. Operating income was $540 million  for  the  first half of 1998, up 15  percent  from  $468 million last year, due primarily to strong volume and lower hydrocarbon and energy costs.

PERFORMANCE CHEMICALS
Second quarter sales for Performance Chemicals were $1,391 million, an increase of 6 percent from $1,316 million in the same quarter last year. Volume increased 10 percent for the segment while prices declined 4 percent, largely due to the negative effect of currency. Operating income for the segment was up 3 percent to $241 million for the second quarter of this year from $233 million a year ago, excluding $20 million in charges for one-time events recorded in the second quarter of 1997.
    Specialty chemicals sales for the quarter were up 8 percent, with 14 percent volume growth offset by a 6 percent price decline versus the same quarter last year. Volume increased due to the addition of Hampshire Chemical, from the Sentrachem acquisition, and strong demand for Methocel, superabsorbents and polyglycols. Volume was strong in the United States, Europe and Latin America, but fell off in Asia Pacific due to the severe economic conditions there. Operating income was up 3 percent.

                             --- Page 14 ---

   Emulsion polymers sales increased 2 percent for the quarter compared to the second quarter of 1997 as volume growth of 7 percent was partially offset by a 5 percent decline in prices due to currency. Volume was particularly strong in Europe and steady in North America. Pricing was mixed, ending flat, with pricing pressure anticipated for third quarter. Operating income for the second quarter improved 26 percent versus a year ago, due to strong volume and monomer costs falling faster than prices.
   Sales of agricultural products for second quarter 1998 were 6 percent above the same quarter last year, with volume up 8 percent, local prices up 2 percent, and currency unfavorable 4 percent. Second quarter sales included sales of Sanachem, which were not in the second quarter of 1997, accounting for 4 percent of the volume increase. The base business, agricultural chemicals and urban pesticides, performed well in the second quarter, fueled by strong new product growth. Tracer, the cotton insecticide, has met exceptional acceptance by growers in its second year. Sentricon sales doubled from 1997 levels. First Rate demand exceeded production capacity as it has been found to be highly effective as a post-emergent herbicide on soybeans. Second quarter operating income was down slightly from last year, adversely affected by exchange rates and the Company's ongoing investment in biotechnology research. Biotechnology research expenses are up year-to-year, in line with our strategy to invest in this high growth arena.
   Sales for the first half of 1998 for this segment were $2,709 million, up 7 percent from $2,528 million for the same period of 1997. Sales volume grew 12 percent, due to the addition of Hampshire Chemical and Sanachem, while prices declined 5 percent, mostly the result of exchange rates. Operating income of $70 million for the first half of 1998 included the impact of several unusual items recorded during the first quarter: a charge for purchased in-process research and development related to the additional investment in Dow AgroSciences and Mycogen, severance costs and environmental remediation costs. Operating income of $445 million for the first six months of 1997 included $20 million in one-time charges for insurance restructuring and property write-downs. Excluding these items, year to date operating income for 1998 was $434 million compared with $465 million for 1997.

PLASTICS
Plastics sales in the second quarter of 1998 were $987 million, down 7 percent from $1,056 million a year ago. Volume increased 11 percent while prices declined 18 percent. Plastics operating income for the quarter was $183 million, down 18 percent from $222 million in second quarter 1997.
   Polyethylene sales were down 9 percent in the second quarter versus the same quarter last year. Volume was very strong, with a 10 percent increase over last year, setting a record. Prices declined sharply, 19 percent, from last year's high. Volume gains were most significant at Polisur, a 70 percent owned joint venture in Argentina, and in several products globally: Affinity, LDPE and Solution, the latter resulting from the startup of new capacity at BSL. Second quarter operating income for polyethylene was down 24 percent from the second quarter of 1997 due to the effects of price and currency declines, only partially offset by lower ethylene costs.
   Polystyrene sales decreased 5 percent in the second quarter versus the same quarter last year with a 4 percent volume gain offset by a 9 percent price decline. North America, Europe and Asia Pacific all showed strong volume growth, while Latin America volumes fell 9 percent. Prices in Europe fell versus last quarter with declining monomer prices. Pricing in North America ended the quarter stable, but at low levels. Operating income for the business was up 45 percent compared with second quarter 1997 due to lower global styrene costs and reduced structural costs.
   Polypropylene sales continued their strong growth trend, with volume up significantly as new capacity came on stream in the second quarter. Market development and customer relationships have progressed well in both North America and Europe.
   Sales  for  the  first half of 1998 for Plastics  were  $1,968 million, down 5 percent from $2,066 million for the same period of 1997. Volume grew 9 percent, but was more than offset by a 14 percent decline in sales prices. Operating income for the period was $391 million, down from $443 million for the first six months of 1997.

CHEMICALS AND METALS
Chemical and Metals sales in the second quarter of 1998 were $612 million, down from $788 million in the second quarter of 1997. Sales were severely impacted by steep declines in pricing (16 percent) and lower volumes stemming from reduced export demand from North America. Vinyl chloride monomer (VCM) pricing fell 18 percent from last quarter, down 46 percent from second quarter 1997. A drop off in demand for VCM and polyvinyl chloride in Asia Pacific kept volumes normally exported from North America on shore, upsetting the supply/demand balance. Significant industry oversupply drove ethylene glycol (EG) prices down sharply. Caustic remained strong with prices up 50 percent from the second quarter of 1997, but the price benefit was overwhelmed by price declines for other products. Accordingly, operating income was down significantly from $207 million a year ago to $40 million for this quarter.

                             --- Page 15 ---

    Sales for this segment for the first six months of 1998 were $1,262 million, down 16 percent from $1,495 million in the first half of 1997. Volume was down 4 percent while prices declined 12 percent. Operating income for the first half of the year was $93 million, significantly impacted by $55 million of unusual items, primarily environmental remediation charges, recorded in the first quarter. Excluding the unusual items, operating income was $148 million versus $368 million for the first half of 1997. This decline in operating income was the result of overall lower prices and higher costs associated with plant outages.

HYDROCARBONS AND ENERGY
Sales for Hydrocarbons and Energy in the second quarter of 1998 were $363 million, a decrease of 41 percent from $616 million for the same period a year ago, largely due to the absence of Destec which was sold in the second quarter of 1997. Sales prices were down 18 percent. Operating loss for the quarter was $34 million compared with breakeven operating income for second quarter 1997. Second quarter results were negatively impacted by planned and unplanned plant shutdowns. Despite these events, operating rates remained high at 90 percent (97 percent year to date).
    Sales for the first half of 1998 were $786 million versus $1,193 million for the first half of 1997. Volume was down 19 percent, again, largely due to the absence of Destec, while prices were down 15 percent. Operating loss for the first six months of the year was $25 million, including $11 million of unusual items (environmental remediation costs) recorded in the first quarter. Operating loss for the same period last year was $6 million, including a property write-down of $15 million recorded in the second quarter of 1997.

DIVERSIFIED BUSINESSES AND UNALLOCATED
Diversified Businesses sales for the second quarter of 1998 were $202 million, down 19 percent from $250 million in the second quarter of 1997. The addition of Sentrachem sales (those not assigned to other segments) largely offset the loss of DowBrands sales due to the first quarter sale of the DowBrands business to S.C. Johnson and Son, Inc. Operating income for this segment was $5 million, compared with an operating loss of $107 million for the second quarter of 1997. This increase was the result of several factors: improvement in New Businesses, good results from the insurance companies, lower severance costs following the special charge taken during the first quarter, and the absence this quarter of several one-time charges taken during second quarter 1997.
    Sales for the first six months of 1998 were $393 million, a decrease from $471 million. Operating income for this period declined from a loss of $141 million last year to a loss of $462 million, including $351 million of unusual charges recorded during the first quarter for purchased in-process research and development costs related to the acquisition of Sentrachem, severance costs, asset write-downs and environmental remediation costs. Last year's operating loss included charges for one-time events totaling $52 million. Excluding the unusual items, operating income for the first six months was a loss of $111 million compared with a loss of $89 million for the first half of last year.


COMPANY SUMMARY

Operating Rate
The Company's global plant operating rate for its chemicals and plastics businesses was 86 percent, down slightly from 89 percent in the second quarter of 1997.

Purchased In-process Research and Development
Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, a charge of $338 million was recorded during the first quarter of 1998 as part of the allocations of the purchase prices related to the acquisitions of Sentrachem, additional common stock of Mycogen, and the remaining 40 percent of DowElanco (since renamed Dow AgroSciences). An additional $12 million was recorded during the second quarter of 1998 related to the Mycogen's acquisition of Dinamilho Carol Productos Agricolas, a Brazilian seed company.

                             --- Page 16 ---

Special Charge
In the first quarter of 1998, a special charge of $330 million was recorded, including $110 million for severance and $220 million for the write-down of several assets. In the first quarter, the Company adopted employee severance plans for North America, Europe and Sentrachem, most of which will be completed by the end of the year. The headcount reduction related to these plans is expected to be about 1800 employees. The asset write-downs recorded during the first quarter included Radian International LLC, Dow-United Technologies Composite Products, Inc. and an agricultural plant in Brazil.
    During the second quarter of 1998, $26 million in severance payments were paid to 691 employees, and charged against the severance liability.

Other Income (Expense)
Equity in earnings of nonconsolidated affiliates was up $2 million in the second quarter of 1998 versus the same quarter last year.
   Net financial expense, which is the total of interest expense, interest income and foreign exchange, increased to $100 million this quarter, compared with $64 million in the second quarter of 1997. The increase in net financial expense was mainly attributable to a decrease in interest income resulting from reduced cash and short-term investment balances.
   Sundry income includes a variety of both income and expense items including royalty income, dividends from investments, and gains or losses on sales of investments and assets. Sundry income for the quarter was $16 million versus $217 million for the same period last year, down significantly due to the $186 million gain on the sale of the Destec recorded in the second quarter of 1997. Year to date, sundry income was $858 million, reflecting the $816 million gain recorded in the first quarter for the sale of the DowBrands business.

Provision for Taxes on Income
The effective tax rate for the second quarter was 35.0 percent versus 37.4 percent for the second quarter of 1997. Year to date, the effective tax rate was 35.7 percent.

Expectations for the Remainder of 1998
Global economic growth is beginning to slow, and the major impact of the crisis in Asia Pacific is starting to affect other geographic regions. Since demand has slowed significantly in Asia Pacific, exports to the region have declined, resulting in excess supply levels of some key products in North America and Europe. As a result, pricing is under pressure, especially in the basic products of ethylene dichloride/VCM and EG. Greater impact from Asia Pacific on total results was felt in the second quarter than in the first,and this issue is expected to further impact results in the near future.
  To date, we are particularly pleased with the contribution from the Performance businesses, our geographic diversity and downward expense trend. In addition, we believe our continued capital discipline is notable in the industry. On a different subject, several recently announced industry consolidations are changing the competitive profile. For the long term, Dow sees this as a positive move.
  As  we  look toward the second half of 1998, we expect  to  see
some   decline   in   our  overall  results.   The   electronics,
construction  and  durables  industries  are  showing  signs   of
weakness. However, the businesses are following through on  their
goals  and  enacting  appropriate  contingency  plans.  We   will
continue   to   refine   our   portfolio,   restructure  our  new
acquisitions,  and  pursue  our   growth   plans,  especially  in
Agricultural Products and Specialty Chemicals. We also expect that hydrocarbon and energy prices will not be moving up significantly for the remainder of the year.

                             --- Page 17 ---


ACCOUNTING POLICIES

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (Reporting Comprehensive Income), which was effective January 1, 1998. Consolidated Statements of Comprehensive Income have been included in Part I - Financial Information, under Item 1. Financial Statements.
  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 (Disclosures about Segments of an Enterprise and Related Information), which was effective January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet determined what changes, if any, will be made to its segment structure as a result of this standard. This standard is not expected to be adopted for interim financial reporting in 1998.


YEAR 2000

Since early 1997, a Year 2000 (Y2K) project team has been dedicated to making the Company's systems and businesses, worldwide, ready for the next millennium. The Company's process of assuring Y2K compliance includes assessing all systems used by the Company for Y2K impacts and costs to upgrade, upgrading systems that are not Y2K ready, retiring systems which either do not add significant value or are redundant with strategic systems, and testing and monitoring systems for Y2K readiness. The Company's implementation of enterprise financial and operational systems and standardized desktop computing during the last several years has facilitated this effort. The assessment phase was completed in January 1998 and efforts are now focused on upgrading or retiring systems that are not Y2K ready. The project is on target for mid-1999 completion, and the Company believes it will be fully compliant by 2000. Since the beginning of 1997, the Audit Committee of the Company's Board of Directors has reviewed the plan and progress quarterly.
  Project costs are expected to range from $50 million to $70 million to bring the Company's information system applications into compliance, with approximately half incurred in 1998 and the remainder in 1999. The Y2K effort is being supported by a reallocation of existing resources. The required system modifications are not expected to materially affect the Company's consolidated financial statements.
  The Company is contacting major suppliers to gain assurance of their intent to be Y2K compliant by 2000, and customers to advise them of our intent to be Y2K compliant by 2000. The Company cannot control whether key third parties, including governments, upon which the Company relies will be fully Y2K compliant by 2000. Contingency plans are currently being developed.

                             --- Page 18 ---


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

                             --- Page 20 ---

   Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
   In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that, under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a stockholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
   After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeal for the 4th District affirmed the trial court's order granting summary judgment to the Company. On July 9, 1998, the California Supreme Court affirmed the decision of the Court of Appeal, and the California summary judgment order in favor of the Company is now final. The Michigan ruling was made final on March 20, 1997. This decision has been appealed by plaintiffs. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. New York's highest court subsequently denied plaintiffs' petition for review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. On August 18, 1997, at the conclusion of the first of four phases of this case, the jury found in part that the Company had been negligent in the testing and/or research of silicone, had misrepresented and concealed unspecified hazards associated with using silicone in the human body and had conspired with Dow Corning to misrepresent or conceal such hazards. The Company has appealed the jury's verdict. On December 1, 1997, the trial court decertified the class. Further action in the Spitzfaden case will commence, if at all, only after the resolution of pending appeals. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts which are then transferred to the United States District Court, Eastern District of Michigan. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the product liability cases described above.
   The Company was also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25, 1995 decision, and granted the Company's request to enter a final judgment in its favor. The United States Court of Appeals for the Eighth Circuit affirmed the summary judgment in favor of the Company on May 16, 1997. That judgment is now final.

                             --- Page 21 ---

   On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's stockholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed cross-claims and/or third party claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
   In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
   In addition to the jury findings in the first phase of the Louisiana state case noted above, three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. The Company has appealed the verdict. The Company has filed a claim in Dow Corning's bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the
Nevada  verdict  or  any other adverse decision  related  to  Dow
Corning's products.
   On May 13, 1997, United States District Court Judge Denise Page Hood ordered that all breast implant claims currently pending against the Company as to which judgment had not been entered, whether pending in state or federal courts, be transferred to the United States District Court, Eastern District of Michigan pursuant to a decision issued by the United States Court of Appeals for the Sixth Circuit on May 8, 1997. On August 1, 1997, Judge Hood issued her case management order with respect to the transferred claims, and ordered that all implant claims later filed in federal or state courts against the Company should likewise be transferred. On August 5, 1997, the Tort Committee in Dow Corning's bankruptcy case filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the May 8, 1997 decision of the Sixth Circuit. On November 10, 1997, the Supreme Court denied the Tort Committee's petition.
   Judge Hood's May 13 order transferred the Louisiana state court breast implant case, Spitzfaden v. Dow Corning, et al., to the United States District Court, Eastern District of Michigan. The plaintiffs in that case filed an emergency motion to transfer, or abstain and remand, the case back to the Louisiana state court. On May 21, 1997, Judge Hood "abstain(ed) from the claims involved in Phases I and II" of that case resulting in its return to the Louisiana state court and the resumption of the trial. The Company has sought review of Judge Hood's May 21 decision by the United States Court of Appeals for the Sixth
Circuit. On June 25, 1998, the Sixth Circuit rejected the Company's argument that Judge Hood's May 21, 1997 order returning Phases I and II of the Spitzfaden proceeding to Louisiana was an abuse of her discretion.
   On July 7, 1998, Dow Corning, the Company and Corning, on the one hand, and the Tort Claimants' Committee in Dow Corning's bankruptcy on the other, agreed on a binding Term Sheet to resolve all tort claims involving Dow Corning's silicone medical products, including the claims against Corning and the Company. The agreement contained in the Term Sheet will be effectuated by the filing of a plan of reorganization in Dow Corning's bankruptcy embodying its terms. Before such a plan can become effective, it will be subject to a disclosure statement hearing, a vote by the claimants, a confirmation hearing and all relevant provisions of the Bankruptcy Code. Accordingly, there can be no assurances at this time that such a plan will become effective.

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

                             --- Page 23 ---


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of The Dow Chemical Company was held on May 14, 1998. At that meeting the following directors were elected: Arnold A. Allemang, John C. Danforth, Enrique C. Falla, Allan D. Gilmour, Frank P. Popoff and William S. Stavropoulos. In addition, the terms of the following directors continued after that meeting: Jacqueline K. Barton, David T. Buzzelli, Anthony J. Carbone, Fred P. Corson, Willie D. Davis, Michael L. Dow, Joseph L. Downey, Barbara H. Franklin, Michael D. Parker, J. Pedro Reinhard, Harold T. Shapiro and Paul G. Stern.

The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter
---------------------

                                                                        Broker
                               For     Against  Withheld  Abstentions Nonvotes
                            --------------------------------------------------

1. Election of Directors:
       Class III
       ---------
Arnold A. Allemang         186,723,249    n/a   4,829,846       n/a       n/a
John C. Danforth           187,057,173    n/a   4,495,922       n/a       n/a
Enrique C. Falla           186,798,020    n/a   4,755,075       n/a       n/a
Allan D. Gilmour           186,984,659    n/a   4,568,436       n/a       n/a
Frank P. Popoff            186,904,296    n/a   4,648,799       n/a       n/a
William S. Stavropoulos    187,009,862    n/a   4,543,233       n/a       n/a


2. Ratification of the
Selection of Deloitte &
Touche LLP as the
Company's Independent
Auditors for 1998          190,618,388   349,926    n/a       584,779      0

n/a - Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit No.         Description of Exhibit
       -----------         ----------------------
            27             Financial Data Schedule

(b)  Reports on Form 8-K.

     There were no Current Reports on Form 8-K filed by the Company during the second quarter of 1998.









The following trademarks of The Dow Chemical Company appear in this report: Affinity, Methocel, Styrofoam.

The following trademarks of Dow AgroSciences or its affiliates appear in this report: First Rate, Sentricon, Tracer.

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




Date:  August 14, 1998
----





                                                G. Michael Lynch
                                                ----------------
                                                G. Michael Lynch
                                          Vice President & Controller
                                          (Chief Accounting Officer)

                             --- Page 25 ---