Form 10-Q
period 1998-09-30
DOW CHEMICAL CO /DE/
filed 1998-11-04
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



            FOR THE QUARTER ENDED September 30, 1998

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



                                             Outstanding at
          Class                            September 30, 1998
          -----                            ------------------

Common Stock, $2.50 par value              221,340,159 shares

                             --- Page 1 ---



                         THE DOW CHEMICAL COMPANY

                             TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                  Consolidated Statements of Income                     3

                  Consolidated Balance Sheets                           4

                  Consolidated Statements of Cash Flows                 5

                  Consolidated Statements of Comprehensive Income       5

                  Commitments and Contingent Liabilities                6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8

                  Disclosure Regarding Forward-Looking Information      8

                  Third Quarter Earnings Announcement                   8

                  Acquisitions and Divestitures                         9

                  Changes in Financial Condition                       10

                  Results of Operations                                11

                  Subsequent Events                                    17

                  Accounting Policies                                  17

                  Year 2000                                            17

                  Euro Conversion                                      19

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                             19

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                       20

     Item 5.   Other Information                                       23

     Item 6.   Exhibits and Reports on Form 8-K                        23

Signature                                                              24

Exhibit 3(ii)                                                          25

Exhibit 27                                                             36

                             --- Page 2 ---
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Note A)

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
                                                              Three Months Ended     Nine Months Ended
                                                             Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
In millions, except for share amounts       (Unaudited)           1998       1997        1998       1997
--------------------------------------------------------------------------------------------------------
Net Sales                                                       $4,314     $4,857     $14,000    $15,215
--------------------------------------------------------------------------------------------------------
Operating Costs and Expenses
     Cost of sales                                               3,258      3,530      10,451     10,981
     Insurance and finance company
        operations, pretax income                                  (25)       (35)        (83)       (71)
     Research and development expenses                             198        197         580        583
     Selling, general and administrative expenses                  401        478       1,244      1,434
     Amortization of intangibles                                    23         17          62         41
     Purchased in-process research and development (Note B)          -          -         350          -
     Special charge (Note C)                                       (24)         -         306          -
     ---------------------------------------------------------------------------------------------------
     Total operating costs and expenses                          3,831      4,187      12,910     12,968
--------------------------------------------------------------------------------------------------------
Operating Income                                                   483        670       1,090      2,247
--------------------------------------------------------------------------------------------------------
Other Income (Expense)
     Equity in earnings of nonconsolidated affiliates               28        (18)         78         21
     Interest expense and amortization of debt discount           (121)      (113)       (370)      (359)
     Interest income and foreign exchange - net                     37         23          99        167
     Sundry income - net (Note D)                                   50         98         908        378
     ---------------------------------------------------------------------------------------------------
     Total other income (expense)                                   (6)       (10)        715        207
--------------------------------------------------------------------------------------------------------
Income before Provision for Taxes on Income and Minority Interests 477        660       1,805      2,454
--------------------------------------------------------------------------------------------------------
Provision for Taxes on Income                                      158        236         632        895
--------------------------------------------------------------------------------------------------------
Minority Interests' Share in Income                                  4          -           9        109
--------------------------------------------------------------------------------------------------------
Preferred Stock Dividends                                            1          2           4          5
--------------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                      $314       $422      $1,160     $1,445
--------------------------------------------------------------------------------------------------------
Weighted-average Common Shares Outstanding                       222.7      227.9       224.3      231.9
--------------------------------------------------------------------------------------------------------
Per Share Data
      Earnings per common share                                  $1.41      $1.85       $5.17      $6.23
      Earnings per common share - assuming dilution              $1.40      $1.82       $5.10      $6.15
      Common stock dividends declared per share                  $0.87      $0.87       $2.61      $2.49
--------------------------------------------------------------------------------------------------------
Depreciation                                                      $272       $287        $814       $890
--------------------------------------------------------------------------------------------------------
Capital Expenditures                                              $365       $310        $994       $802
--------------------------------------------------------------------------------------------------------
Notes to Financial Statements

Note A:  The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation.  These statements should be read in conjunction with the financial statements and notes thereto included in the
         Company's Form 10-K for the year ended December 31, 1997. (Except as otherwise indicated by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.)

Note B:  During the first quarter of 1998, a pretax charge of $338 million was recorded for purchased in-process research and development costs associated with the recent acquisitions of Dow
         AgroSciences, Mycogen and Sentrachem Limited.

Note C:  During the first quarter of 1998, a pretax special charge of $330 million was recorded, principally for severance costs and asset write-downs.  In the third quarter of 1998, this charge was reduced by $24 million.

Note D:  In January 1998, the Company completed the sale of the DowBrands business to
         S.C. Johnson & Son, Inc.  The sale resulted in a pretax gain of $816 million.

         In June 1997, the Company completed the sale of Destec Energy, Inc. to NGC Acquisition
         Corporation, resulting in a pretax gain of $189 million.

                             --- Page 3 ---


The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                                    Sept. 30,   Dec. 31,
In millions            (Unaudited)                                                      1998        1997
--------------------------------------------------------------------------------------------------------
                     Assets
--------------------------------------------------------------------------------------------------------
Current Assets
    Cash and cash equivalents                                                           $226        $235
    Marketable securities and interest-bearing deposits                                  558         302
    Accounts and notes receivable:
       Trade (less allowance for doubtful receivables - 1998, $91; 1997, $73)          2,864       3,257
       Other                                                                           1,738       1,701
    Inventories:  Finished and work in process                                         2,183       2,309
                  Material and supplies                                                  568         612
    Deferred income tax assets - current                                                 358         224
    ----------------------------------------------------------------------------------------------------
    Total current assets                                                               8,495       8,640
--------------------------------------------------------------------------------------------------------
Investments
    Investment in nonconsolidated affiliates                                           1,262       1,206
    Other investments                                                                  2,127       2,529
    Noncurrent receivables                                                               346         400
    ----------------------------------------------------------------------------------------------------
    Total investments                                                                  3,735       4,135
--------------------------------------------------------------------------------------------------------
Property
    Property                                                                          24,267      23,345
    Less accumulated depreciation                                                     16,027      15,293
    ----------------------------------------------------------------------------------------------------
    Net property                                                                       8,240       8,052
--------------------------------------------------------------------------------------------------------
Other Assets
    Goodwill (net of accumulated amortization - 1998, $227; 1997, $211)                1,408       1,762
    Deferred income tax assets - noncurrent                                              513         452
    Deferred charges and other assets                                                    978         999
    ----------------------------------------------------------------------------------------------------
    Total other assets                                                                 2,899       3,213
--------------------------------------------------------------------------------------------------------
Total Assets                                                                         $23,369     $24,040
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------
Current Liabilities
     Notes payable                                                                    $1,263      $1,656
     Long-term debt due within one year                                                  249         406
     Accounts payable:  Trade                                                          1,422       1,731
                        Other                                                            958         960
     Income taxes payable                                                                676         521
     Deferred income tax liabilities - current                                            45         100
     Dividends payable                                                                   199         200
     Accrued and other current liabilities                                             1,736       1,766
     ---------------------------------------------------------------------------------------------------
     Total current liabilities                                                         6,548       7,340
--------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                         4,259       4,196
--------------------------------------------------------------------------------------------------------
Other Noncurrent Liabilities
     Deferred income tax liabilities - noncurrent                                        795         649
     Pension and other postretirement benefits - noncurrent                            1,850       1,840
     Other noncurrent obligations                                                      1,725       1,664
     ---------------------------------------------------------------------------------------------------
     Total other noncurrent liabilities                                                4,370       4,153
-------------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                                                586         676
--------------------------------------------------------------------------------------------------------
Temporary Equity
     Temporary equity - other                                                             23           9
     Preferred stock at redemption value                                                 118         124
     Guaranteed ESOP obligation                                                          (84)        (84)
     ---------------------------------------------------------------------------------------------------
     Total temporary equity                                                               57          49
--------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common stock                                                                        818         818
     Additional paid-in capital                                                          685         532
     Retained earnings                                                                12,932      12,357
     Accumulated other comprehensive income                                             (349)       (146)
     Treasury stock, at cost                                                          (6,537)     (5,935)
     ---------------------------------------------------------------------------------------------------
     Net stockholders' equity                                                          7,549       7,626
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                           $23,369     $24,040
--------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                             --- Page 4 ---


The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
                                                                         Nine Months Ended
                                                                        Sept. 30, Sept. 30,
In millions            (Unaudited)                                           1998      1997
-------------------------------------------------------------------------------------------
Operating Activities
     Net income available for common stockholders                           $1,160   $1,445
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                       877      948
           Provision for deferred income tax                                    21      130
           Undistributed earnings of nonconsolidated affiliates                (64)       4
           Minority interests' share in income                                   9      109
           Net gain on sale of consolidated companies                         (816)    (186)
           Net gain on sales of property                                       (38)     (33)
           Other net gain (loss)                                                 9      (39)
           Purchased in-process research & development                         350        -
           Special charge                                                      306        -
     Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                                 370     (213)
           Inventories                                                         105      111
           Accounts payable                                                   (292)     (88)
           Other assets and liabilities                                       (100)     598
     --------------------------------------------------------------------------------------
     Cash provided by operating activities                                   1,897    2,786
-------------------------------------------------------------------------------------------
Investing Activities
     Purchases of property                                                    (994)    (802)
     Proceeds from sales of property                                            82       51
     Purchases of consolidated companies                                      (357)  (1,270)
     Proceeds from sale of consolidated companies                            1,300      907
     Proceeds from outside investors in limited partnership                    200        -
     Purchases from outside investors in limited partnership                  (210)    (909)
     Investments in nonconsolidated affiliates                                 (41)    (201)
     Purchases of investments                                               (3,084)  (1,977)
     Proceeds from sales of investments                                      3,031    1,805
     --------------------------------------------------------------------------------------
     Cash used in investing activities                                         (73)  (2,396)
-------------------------------------------------------------------------------------------
Financing Activities
     Changes in short-term notes payable                                      (545)     283
     Proceeds from issuance of long-term debt                                  256      244
     Payments on long-term debt                                               (431)    (621)
     Purchases of treasury stock                                              (604)  (1,444)
     Proceeds from sales of common stock                                       112      146
     Distributions to minority interests                                       (23)     (64)
     Dividends paid to stockholders                                           (590)    (553)
     --------------------------------------------------------------------------------------
     Cash used in financing activities                                      (1,825)  (2,009)
-------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                         (8)      (7)
-------------------------------------------------------------------------------------------
Summary
     Decrease in cash and cash equivalents                                      (9)  (1,626)
     Cash and cash equivalents at beginning of year                            235    1,903
     --------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                               $226     $277
-------------------------------------------------------------------------------------------

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income
                                                    Three Months Ended   Nine Months Ended
                                                   Sept. 30, Sept. 30,  Sept. 30, Sept. 30,
In millions            (Unaudited)                      1998      1997       1998      1997
-------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders            $314      $422      $1,160   $1,445
-------------------------------------------------------------------------------------------
Other Comprehensive Income, Net of Tax
     Unrealized gains (losses) on investments           (153)       91        (212)     163
     Cumulative translation adjustments                   14        10           9      (33)
     Minimum Pension Liability                             -         -           -        -
     --------------------------------------------------------------------------------------
     Total other comprehensive income                   (139)      101        (203)     130
-------------------------------------------------------------------------------------------
Comprehensive Income                                    $175      $523        $957   $1,575
-------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                             --- Page 5 ---


COMMITMENTS AND CONTINGENT LIABILITIES

In January 1994, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement
Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million.
   As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on net income was a charge of $192 million for 1993 and $70 million for 1994.
   Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995 as a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 15, 1995. As a result of such loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
   On September 1, 1994, Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
   The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in more than 14,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
   Judge Pointer was appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his earlier ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  On July 7, 1998, Dow Corning, the Company and Corning, on the one hand, and the Tort Claimants' Committee in Dow Corning's bankruptcy on the other, agreed on a binding Term Sheet to resolve all tort claims involving Dow Corning's silicone medical products, including the claims against Corning and the Company. The agreement contained in the Term Sheet will be effectuated by the filing of a plan of reorganization in Dow Corning's bankruptcy embodying its terms. Before such a plan can become effective, it will be subject to a disclosure statement hearing, a vote by the claimants, a confirmation hearing and all relevant provisions of the Bankruptcy Code. Accordingly, there can be no assurances at this time that such a plan will become effective.
    It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against

                             --- Page 6 ---
those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995, ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.
  Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
   Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued $380 million at September 30, 1998, for environmental matters, including $10 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
   In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
   Dow has an active business risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
  Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  A Canadian subsidiary has entered into two 20-year agreements, which expire in 1998 and 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $199 million, $221 million and $204 million in 1997, 1996 and 1995, respectively.
   At December 31, 1997, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and
Throughput Obligations at December 31, 1997 (in millions)
---------------------------------------------------------
1998                                               $  215
1999                                                  179
2000                                                  168
2001                                                  157
2002                                                  148
2003 through expiration of contracts                1,270
---------------------------------------------------------
Total                                              $2,137
---------------------------------------------------------

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

                             --- Page 7 ---


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

The Private Secruities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. The discussions in this quarterly report contain both historical information and forward-looking statements. The forward-looking statements involve risks and uncertainties that affect the Company's operations, markets, products, services, prices and factors as discussed in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors, as well as issues related to Year 2000 and the Euro conversion. Accordingly, there is no assurance that the Company's expectations will be realized.



THIRD QUARTER EARNINGS ANNOUNCEMENT (OCTOBER 22, 1998)

DOW REPORTS THIRD QUARTER EARNINGS OF $1.40 PER SHARE

--------------------------------------------------------------------
Third Quarter of 1998 Highlights

- Earnings per share were $1.40 compared with $1.82 for the same period in 1997.

- Third quarter sales were $4.3 billion versus $4.9 billion a year ago due to lower prices.

- Sales and operating income improved for the Performance
  segments, which partially offset significant declines in Plastics and Chemicals & Metals.
--------------------------------------------------------------------
(In millions, except for per share amounts)

                                  3 Months Ended      9 Months Ended
                                   September 30        September 30
                                   1998     1997       1998     1997
                                   ----     ----       ----     ----
Net Sales                        $4,314   $4,857    $14,000  $15,215

Net Income Available for         $  314   $  422    $ 1,160  $ 1,445
  Common Stockholders

Earnings Per Common Share        $ 1.41   $ 1.85    $  5.17  $  6.23
Earnings Per Common Share -
  Diluted                        $ 1.40   $ 1.82    $  5.10  $  6.15
--------------------------------------------------------------------

Review of Third Quarter Results

The Dow Chemical Company today announced sales of $4.3 billion, operating income of $483 million, and diluted earnings per share of $1.40 for the third quarter of 1998.
  Sales declined 11 percent as prices fell $555 million due to weak business conditions in Asia Pacific and industry overcapacity in the basic segments. Sales volume increased 1 percent in the third quarter versus the same period a year ago, net of acquisitions and divestitures. Operating income decreased $187 million as price declines were not offset by lower feedstock costs and reductions in selling, general and administrative expenses.
  Vinyl chloride monomer and other chlorine derivatives suffered price declines as significantly reduced demand in Asia Pacific led to surplus supply in that geographic region and globally. As a result, Chemicals and Metals had $139 million in price erosion, contributing to decreases of 21 percent for sales and 77 percent for operating income. Lower prices for polyethylene contributed to Plastics having a 13 percent decline in sales and a 55 percent decrease in operating income. Dow's polyethylene volume growth reflected strong global demand for its differentiated products.
  Performance Plastics and Performance Chemicals had a combined gain of 9 percent in operating income, demonstrating the less cyclical nature of these segments and the impact of recent portfolio changes. These businesses contributed $363 million or 75 percent of the company's operating income in the third quarter. "We are pleased to see that our investments in performance products are helping us weather challenging business conditions," said J. Pedro Reinhard, Dow executive vice president and chief financial officer.

                             --- Page 8 ---

  Dow continued to restructure its portfolio by acquiring the outstanding shares of Mycogen Corporation, entering into several biotechnology alliances including one with Biosource Technologies, Inc., forming two Performance Plastics joint ventures, and creating an alliance for nylon with Solutia Inc., as well as selling some nonstrategic assets.
  "Our diverse business and geographic mix combined with productivity improvements, portfolio restructuring and growth initiatives give us the ability to succeed as we face a challenging economic environment," Reinhard said. "Dow is on track to meet its financial objectives."


ACQUISITIONS AND DIVESTITURES

In June 1997, the Company purchased the outstanding 40 percent share in DowElanco, an agricultural chemicals joint venture, from Eli Lilly and Company for $900 million plus Lilly's share of undistributed earnings. This transaction resulted in the Company owning 100 percent of DowElanco (since renamed Dow AgroSciences
LLC). During the first quarter of 1998, the Company recorded a $220 million charge for purchased in-process research and development as part of the final allocation of the purchase price related to this acquisition.
  In June 1997, the Company completed the sale of its 45 million shares of Destec Energy, Inc. to NGC Acquisition Corporation for $974 million or $21.65 per share. This transaction resulted in a pretax gain of $189 million.
  In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (Buna Sow Leuna Olefinverbund, referred to herein as BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174 million. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $149 million. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. Incentives relating to property construction reduce the basis of such property. Incentives relating to expenses during the reconstruction period are recognized as such expenses are incurred. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the restructuring period.
  In December 1997, Dow acquired Sentrachem Limited, a global chemical company based in South Africa, for $487 million. Sentrachem's major businesses are specialty and agricultural chemicals. During the first quarter of 1998, the Company recorded a $50 million charge for purchased in-process research and development as part of the allocation of the purchase price related to this acquisition.
  In January 1998, the Company completed the sale of the DowBrands business to S.C. Johnson & Son, Inc. for $1.2 billion. This transaction resulted in a pretax gain of $816 million.
  In February 1998, the Company entered into an agreement with Pronor Petroquimica S.A. (Pronor) to purchase a portion of its business. The new company, named Isopol, was formed for the production and commercialization of toluene diisocyanate (TDI), used to manufacture durable goods such as cushioned furniture and mattresses, and will primarily supply the markets of the Mercosur countries of Latin America. The Company's total investment will be $162 million, $81 million of which will be paid over the next three years.
  In January 1998, Hartford Steam Boiler Inspection and Insurance Company (HSB) exercised a put option requiring the Company to purchase HSB's 40 percent interest in Radian International LLC (Radian) for $136 million, thus increasing the Company's ownership to 100 percent. On July 31, 1998, as part of the Company's ongoing efforts to restructure its business portfolio, Radian was sold to Dames & Moore Group for $117 million.
  During the first quarter of 1998, Dow AgroSciences invested an additional $121 million in Mycogen, increasing its ownership to 69 percent, and the Company recorded a $56 million charge for purchased in-process research and development as part of the allocation of this purchase price. On September 4, 1998, the Company made a tender offer to acquire the remaining shares of Mycogen for $28.00 per share. In October 1998, following the expiration of the tender offer, the Company had purchased approximately 14.7 million shares of Mycogen common stock. On November 2, 1998, the Company announced that it had completed the acquisition of all remaining shares. Mycogen is a diversified agribusiness and biotechnology company that develops and markets seeds and value-added traits for genetically enhanced crops and provides crop protection products and services.

                             --- Page 9 ---


CHANGES IN FINANCIAL CONDITION

The following tables represent total debt and working capital at September 30, 1998 versus December 31, 1997.

                                 Sept. 30,   Dec. 31,    Increase
In millions                           1998       1997   (Decrease)
------------------------------------------------------------------
Notes payable                       $1,263     $1,656       $(393)
Long-term debt due within one year     249        406        (157)
Long-term debt                       4,259      4,196          63
------------------------------------------------------------------
  Total debt                        $5,771     $6,258       $(487)
------------------------------------------------------------------

   At September 30 1998, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $1.8 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.1 billion are available for use by foreign subsidiaries.

                                 Sept. 30,   Dec. 31,    Increase
In millions                           1998       1997   (Decrease)
------------------------------------------------------------------
Cash and cash equivalents           $  226     $  235       $  (9)
Marketable securities and
  interest-bearing deposits            558        302         256
Accounts and notes receivable-net    4,602      4,958        (356)
Inventories:
   Finished and work in process      2,183      2,309        (126)
   Materials and supplies              568        612         (44)
Deferred income tax assets-current     358        224         134
------------------------------------------------------------------
  Total current assets               8,495      8,640        (145)
------------------------------------------------------------------
  Total current liabilities          6,548      7,340        (792)
------------------------------------------------------------------
  Working capital                   $1,947     $1,300       $ 647
------------------------------------------------------------------

  Operating activities provided cash of $1.9 billion for the nine months ended September 30, 1998. The divestitures of the DowBrands business in the first quarter and Radian in the third quarter provided a further $1.3 billion. Cash was used to repurchase shares of the Company's common stock, to reduce total debt, to pay Hartford Steam Boiler Inspection and Insurance Company (HSB) for the exercise of Radian put options, to purchase additional ownership interest in Mycogen, to purchase an ownership interest in Isopol from Pronor, and for other normal activities. This resulted in an increase in marketable securities and interest-bearing deposits of $256 million. (See the Consolidated Statements of Cash Flows and the Acquisitions and Divestitures section for more detail).
   Goodwill decreased $354 million to $1,408 million in the first nine months of 1998, primarily the result of finalizing the allocation of the purchase price associated with the acquisition of Eli Lilly and Company's 40 percent ownership interest in DowElanco.

                                              Sept. 30,   Dec. 31,
Balance Sheet Ratios                               1998       1997
------------------------------------------------------------------
Current assets over current liabilities           1.3:1      1.2:1
Days-sales-outstanding-in-receivables                47         47
Days-sales-in-inventory                              89         84
Debt as a percentage of total capitalization       41.3       42.8
------------------------------------------------------------------

   The Company purchased 3 million shares of common stock during the third quarter of 1998 as part of its overall stock repurchase program, bringing the year-to-date total to 6.6 million shares. The Company's average shares outstanding for the first nine months of 1998 were 224 million, a decrease of 3 percent from the average shares outstanding for the first nine months of 1997.
  On October 30, 1998, the Company paid a quarterly dividend of 87 cents per share to shareholders of record on September 30, 1998. This was the 347th consecutive quarterly dividend since 1912 and in each instance Dow has maintained or increased the dividend.

                             --- Page 10 ---

RESULTS OF OPERATIONS

The Dow Chemical Company and Subsidiaries
Industry Segments and Geographic Areas
                                                  Three Months Ended      Nine Months Ended
                                                  Sept. 30, Sept. 30,   Sept. 30, Sept. 30,
In millons              (Unaudited)                    1998      1997        1998      1997
-------------------------------------------------------------------------------------------
Industry segment sales
     Performance Plastics                            $1,260    $1,345      $3,828    $3,950
     Performance Chemicals                            1,087       986       3,796     3,514
     Plastics                                           909     1,040       2,877     3,106
     Chemicals and Metals                               555       706       1,817     2,201
     Hydrocarbons and Energy                            367       503       1,153     1,696
     Diversified Businesses and Unallocated             136       277         529       748
-------------------------------------------------------------------------------------------
     Total                                           $4,314    $4,857     $14,000   $15,215
-------------------------------------------------------------------------------------------
Industry segment operating income (loss)
     Performance Plastics                              $267      $241        $807      $709
     Performance Chemicals                               96        92         166       537
     Plastics                                            97       217         488       660
     Chemicals and Metals                                32       141         125       509
     Hydrocarbons and Energy                             19        (3)         (6)       (9)
     Diversified Businesses and Unallocated             (28)      (18)       (490)     (159)
-------------------------------------------------------------------------------------------
     Total                                             $483      $670      $1,090    $2,247
-------------------------------------------------------------------------------------------
Geographic sales
     United States                                   $1,743    $2,094      $5,710    $6,718
     Europe                                           1,427     1,466       4,830     4,682
     Rest of World                                    1,144     1,297       3,460     3,815
-------------------------------------------------------------------------------------------
     Total                                           $4,314    $4,857     $14,000   $15,215
-------------------------------------------------------------------------------------------
Geographic operating income
     United States                                     $271      $235        $170      $871
     Europe                                             171       250         593       706
     Rest of World                                       41       185         327       670
-------------------------------------------------------------------------------------------
     Total                                             $483      $670      $1,090    $2,247
-------------------------------------------------------------------------------------------


Sales Volume and Price by Industry Segment and Geographic Area
-------------------------------------------------------------------------------------------
                                        Three Months Ended            Nine Months Ended
                                          Sept. 30, 1998                Sept. 30, 1998
Percentage change from prior year     Volume    Price    Total     Volume    Price    Total
-------------------------------------------------------------------------------------------
Industry segments
     Performance Plastics               (1)%     (5)%     (6)%        4%      (7)%     (3)%
     Performance Chemicals              14%      (4)%     10%        12%      (4)%      8%
     Plastics                            7%     (20)%    (13)%        8%     (15)%     (7)%
     Chemicals and Metals               (2)%    (19)%    (21)%       (2)%    (15)%    (17)%
     Hydrocarbons and Energy            (8)%    (19)%    (27)%      (15)%    (17)%    (32)%
     Diversified Businesses
        and Unallocated                (51)%      0%     (51)%      (30)%      1%     (29)%
-------------------------------------------------------------------------------------------
     Total                               0%     (11)%    (11)%        2%     (10)%     (8)%
-------------------------------------------------------------------------------------------
Geographic areas
     United States                      (7)%    (10)%    (17)%       (8)%     (7)%    (15)%
     Europe                             10%     (13)%     (3)%       15%     (12)%      3%
     Rest of World                       2%     (14)%    (12)%        3%     (12)%     (9)%
-------------------------------------------------------------------------------------------
     Total                               0%     (11)%    (11)%        2%     (10)%     (8)%
-------------------------------------------------------------------------------------------

                             --- Page 11 ---

Following are selected data for the three months and nine months ended September 30, 1998 and 1997:

                                       Three Months Ended   Nine Months Ended
                                       Sept. 30, Sept. 30,  Sept. 30,Sept. 30,
Dollars in millions,
 except for share amounts                   1998      1997       1998     1997
-------------------------                   ----      ----       ----     ----

Cost of sales                             $3,258    $3,530    $10,451  $10,981
% of sales                                    76%       73%        75%      72%

Research and development, selling,
 general and administrative expenses         599       675      1,824    2,017

Operating income                             483       670      1,090    2,247
% of sales                                    11%       14%         8%      15%

Operating income excluding unusual items     459       670      1,866    2,335
% of sales                                    11%       14%        13%      15%

Minority Interests' Share in Income            4         -          9      109

Effective tax rate                          33.1%     35.8%      35.0%    36.5%

Net income available for common
 stockholders                               $314      $422     $1,160   $1,445

Earnings per common share                  $1.41     $1.85      $5.17    $6.23
Earnings per common share -
 assuming dilution                         $1.40     $1.82      $5.10    $6.15

Operating rate percentage                     83%       90%        86%      90%

Net sales for third quarter 1998 were $4.3 billion, down 11 percent from $4.9 billion in the third quarter of 1997. Sales volume was flat versus the same quarter last year; prices were down 11 percent, with 1 percentage point of the price decline due to the negative impact of currency. The acquisition of Sentrachem late last year generated new sales for 1998, while the divestitures of DowBrands (first quarter 1998) and Destec (second quarter 1997) reduced sales versus a year ago. Excluding major acquisitions and divestitures, volume for the third quarter was up 1 percent from the same period last year. Volume was particularly strong in Performance Chemicals (due to the additions of Hampshire Chemical and Sanachem from the Sentrachem acquisition), up 14 percent, and in Plastics, up 7 percent. Volume was down for Diversified Businesses and Unallocated due to the sale of the DowBrands business, partly offset by new volume from the Sentrachem acquisition. Volume was up in Europe largely due to the addition of Sentrachem in Africa, down in the United States due to the absence of DowBrands, and up slightly in the rest of world. Prices were down in all segments and all geographic regions. Net sales for the first three quarters of the year were $14.0 billion, down 8 percent from $15.2 billion for the same period last year. While volume grew 2 percent, prices declined 10 percent or $1.5 billion.
   Expenses, which include research and development, selling (including promotion and advertising), general and administrative expenses, were $599 million, down $76 million from the third quarter of 1997. Expenses for the first nine months of the year were $1,824, down $193 million, or 10 percent, from the same period last year. The decrease reflects the reduction of expenses, including the elimination of promotion and advertising associated with the DowBrands business, partially offset by the addition of Sentrachem's expenses.
   Year-to-date minority interests' share in income of $9 million decreased significantly from $109 million for the same period last year due to the acquisition of Eli Lilly's 40 percent stake in DowElanco, the divestiture of Destec and the redemption of outside partners' capital accounts in DowBrands L.P.
   Net income for the third quarter was $314 million or $1.40 per share (diluted), down from $422 million or $1.82 per share (diluted) for the third quarter of 1997. Net income was negatively impacted by lower local prices and unfavorable currency, partially offset by lower hydrocarbon and energy costs. For the nine months ended September 30, 1998, net income of $1,160 million or $5.10 per share (diluted) included the net positive impact of $0.11 per share for unusual items. These items included a gain of the sale of the DowBrands business offset by charges for purchased in-process research and development related to recent acquisitions; severance costs; asset write-downs; and environmental remediation costs. Net income for the first nine months of 1997 of $1,445 million or $6.15 per share (diluted) included a net positive impact of $0.23 per share from one-time events: a gain of the sale of Destec, charges related to insurance restructuring and the shutdown of an ethylene cracker in Texas, and property write-downs taken by DowElanco at the time of the purchase of Eli Lilly's share.

                             --- Page 12 ---

PERFORMANCE PLASTICS
Performance Plastics sales of $1,260 million were down 6 percent versus third quarter 1997, mostly due to lower sales prices. Volume was down slightly, while prices declined 5 percent, with 1 percentage point of the price decline due to the negative impact of currency. Despite lower prices, operating income for the segment increased 11 percent to $267 million, from $241 million a year ago.
   Polyurethanes sales for third quarter were down 9 percent versus the third quarter of 1997. Volume was down 3 percent, mostly due to a falloff in Asia Pacific sales. Prices were down 6 percent, with declines in all geographic regions. Operating income was down versus the third quarter of last year due to the price declines and start-up expenses for two new plants.
   Sales of epoxies and intermediates were down 12 percent from a year ago. Volume and prices declined 5 percent and 7 percent, respectively, with 1 percent of the sales decline due to the impact of currency. Weak demand led to volume declines in all geographic regions except Europe, where volume was up 11 percent. The Asian crisis significantly impacted sales in the region causing volume to be down. Despite volume and price declines, operating income for the business was up slightly versus last year primarily due to lower hydrocarbon costs for propylene and cumene.
   Engineering plastics sales for the quarter were up 1 percent from the same quarter last year, with volume up 3 percent and prices down 2 percent. Demand remained strong in all geographic regions, except Europe where volume was down 4 percent. Volume was particularly strong for polycarbonate, up 18 percent in the United States following a plant expansion. Engineering plastics sales were hurt by weak automotive sales resulting from the strike at General Motors. Operating income for the quarter was up substantially versus the third quarter of 1997 due to improved product mix and reductions in selling, administrative, and research and development expenses.
   Adhesives, sealants and coatings sales for the third quarter were up 15 percent versus the third quarter of 1997, with a 16 percent increase in volume slightly offset by a 1 percent price decline due to currency. Volume increases were the result of plant/market expansions in Europe and Latin America. Third quarter operating income for this growth business was up significantly when compared with last year, due to higher volumes and continued cost control.
   Fabricated products sales for the third quarter of 1998 were down 6 percent versus a year ago. While volume was up slightly, prices were down 6 percent, with 4 percent due to a decline in local prices and 2 percent due to currency. Volume was strong in Europe and North America, but weak in Asia Pacific. Operating income was up considerably versus third quarter 1997 due to lower raw material costs and reduced spending for selling, administrative, and research and development activities.
   For the first nine months of 1998, sales in Performance Plastics were $3,828 million, down 3 percent from $3,950 million in the same period last year. Volume growth of 4 percent for this period was more than offset by lower local prices, down 5 percent, and a 2 percent unfavorable currency impact. Operating income was $807 million for the first nine months of 1998, up 14 percent from $709 million last year, due primarily to strong volume and lower hydrocarbon and energy costs.

PERFORMANCE CHEMICALS
Third quarter sales for Performance Chemicals were $1,087 million, an increase of 10 percent from $986 million in the third quarter of 1997. Volume increased 14 percent, helped by the acquisition of Sentrachem, while prices declined 4 percent. Third quarter operating income for the segment was up 4 percent to $96 million from $92 million a year ago.
   Specialty chemicals sales for the quarter were up 9 percent, with 11 percent volume growth offset by a 2 percent price decline versus the same quarter last year. Volume increased due to the addition of Hampshire Chemical, from the Sentrachem acquisition, and strong demand for Methocel and superabsorbents. Volume was strong in the United States and Europe, but fell in Asia Pacific due to the severe economic conditions there. Operating income for the third quarter was up due to lower raw material costs and the addition of Hampshire Chemical.
   Emulsion polymers sales decreased 1 percent for the quarter versus the third quarter of 1997 as volume growth of 3 percent was more than offset by a 4 percent decline in prices. Volume, up in all geographic regions except the United States, was particularly strong in Europe. Prices were down in all geographies, but not as much as feedstock costs; therefore, margins improved. Operating income for the third quarter improved 23 percent versus last year.

                             --- Page 13 ---

   Sales of agricultural products for third quarter 1998 were 18 percent above the same quarter of 1997, with strong volume growth, up 24 percent, offset by a 4 percent decline in local prices and a 2 percent reduction in sales due to currency. Third quarter sales included the sales of Sanachem (from the Sentrachem acquisition), accounting for 6 percent of the increase in volume. New product sales, including Tracer, First Rate and Sentricon, were up significantly. Operating results for the third quarter were down substantially from last year due to increased research and field selling expenses in biotechnology, additional costs from Sanachem and higher amortization costs associated with acquisitions. These expenses are up year-to-year, in line with the Company's strategy to invest in this high growth arena.
   Sales for the first nine months of 1998 for this segment were $3,796 million, up 8 percent from $3,514 million for the same period of 1997. Sales volume grew 12 percent, largely due to the addition of Hampshire Chemical and Sanachem, while prices declined 4 percent. Operating income of $166 million year-to-date included the $364 million impact of several unusual items recorded during the first quarter: a charge for purchased in-process research and development related to the additional investments in Dow AgroSciences and Mycogen, severance costs and environmental remediation costs. Operating income of $537 million for the first nine months of 1997 included $20 million in one-time charges for insurance restructuring and property write-downs. Excluding these items, year-to-date operating income for 1998 was $530 million compared with $557 million for 1997.

PLASTICS
Plastics sales in the third quarter of 1998 were $909 million, down 13 percent from $1,040 million a year ago. While volume increased 7 percent, prices fell 20 percent. Plastics operating income for the quarter was $97 million, down 55 percent from $217 million in third quarter 1997.
   Polyethylene sales were down 15 percent in the third quarter versus the same quarter last year, as prices fell 23 percent. Price declines were experienced around the globe. Volume, up 8 percent, was strong in all geographic regions except Asia Pacific where volume was down 2 percent. Volume growth for Affinity was particularly strong. Third quarter operating income for polyethylene was down from the third quarter of 1997 as significant price declines were only partly offset by volume growth and lower ethylene costs.
   Polystyrene sales decreased 12 percent in the third quarter versus the same quarter of 1997 with a 1 percent volume decline and a 11 percent decline in prices. While volume improved in North America and Europe, the gains were more than offset by lower demand in Asia Pacific and volume declines in Latin America brought on by financial instability in the region. Prices were dramatically lower in all regions of the globe. Despite the decline in prices, operating income for the business was up 75 percent compared with third quarter 1997, primarily due to lower styrene monomer costs.
   Polypropylene sales continued a strong growth trend, with volume up significantly in the third quarter. This volume growth was the result of new capacity that came on stream in Europe during the second quarter. Pricing was weak in the third quarter versus the same period last year. As this business continues to build, third quarter operating income was down slightly versus last year primarily due to price declines.
   Sales  for  the nine months of 1998 for Plastics  were  $2,877 million, down 7 percent from $3,106 million for the same period of 1997. Volume grew 8 percent, but was more than offset by a 15 percent decline in prices. Operating income for the period was $488 million, down from $660 million for the first nine months of 1997.

CHEMICALS AND METALS
Chemical and Metals sales in the third quarter of 1998 were $555 million, down from $706 million in the third quarter of 1997. Sales were severely impacted by steep price declines (20 percent) and lower volume stemming from reduced export demand from North America, as well as lower domestic sales. Vinyl chloride monomer pricing was down 48 percent from third quarter 1997. Ethylene glycol volume was up 9 percent, but prices were down 34 percent from the same period last year. Caustic volume remained stable with prices up 39 percent from the third quarter of 1997; however, this price benefit was overshadowed by price declines for other products. Accordingly, operating income was down significantly from $141 million last year to $32 million for the quarter. In late September 1998, the Company declared force majeure to its magnesium customers following serious storm damage to its magnesium plant in Freeport, Texas. It is uncertain as to when force majeure will be lifted.
   Sales for this segment year-to-date were $1,817 million, down 17 percent from $2,201 million in the first nine months of 1997. Volume was down 2 percent while prices declined 15 percent. Operating income for the first nine months of the year of $125 million included $55 million of unusual items, primarily environmental remediation charges. Excluding the unusual items, operating income was $180 million versus $509 million for the same period of 1997. This decline in operating income was the result of overall lower prices and higher costs associated with plant outages.

                             --- Page 14 ---

HYDROCARBONS AND ENERGY
Sales for Hydrocarbons and Energy in the third quarter of 1998 were $367 million, a decrease of 27 percent from $503 million for the same period a year ago. Sales volume was down 8 percent mainly due to a plant closure in the fourth quarter of last year. Prices declined 19 percent as lower crude oil costs resulted in lower refinery prices. Operating income for the quarter was $19 million compared with an operating loss for the third quarter of 1997 of $3 million.
   Sales for the first nine months of 1998 were $1,153 million versus $1,696 million for the same period of 1997. Volume was down 15 percent, largely due to the absence of Destec which was sold in the second quarter of 1997. Prices were down 17 percent. Operating loss for the first nine months of the year was $6 million, including $11 million of unusual items (environmental remediation costs) recorded in the first quarter. Operating loss for the same period last year was $9 million, including a property write-down of $15 million recorded in the second quarter of 1997.

DIVERSIFIED BUSINESSES AND UNALLOCATED
Diversified  Businesses  and  Unallocated  sales  for  the  third quarter of 1998 were $136 million, down 51 percent from $277 million in the third quarter of 1997, as the reduction of sales due to the first quarter divestiture of the DowBrands business and the current quarter divestiture of Radian was not offset by the addition of Sentrachem sales (those not assigned to other segments). Operating income for this segment was a loss of $28 million, compared with an operating loss of $18 million for the third quarter of 1997. This decrease was primarily due to lower results from the insurance companies and the absence of the operating income from DowBrands, partially offset by lower severance costs and a favorable special charge adjustment.
   Sales for the first nine months of 1998 were $529 million, a decrease from $748 million. Operating income for this period declined from a loss of $159 million last year to a loss of $490 million, including $327 million of unusual charges for purchased in-process research and development related to the acquisition of Sentrachem; severance costs; asset write-downs; and environmental remediation costs. Last year's operating loss included charges for one-time events totaling $52 million. Excluding the unusual items, operating income for the first nine months was a loss of $163 million compared with a loss of $107 million for the first nine months of last year.


COMPANY SUMMARY

Operating Rate
The Company's global plant operating rate for its chemicals and plastics businesses was 83 percent, down from 90 percent in the third quarter of 1997.

Purchased In-process Research and Development
Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, a charge of $338 million was recorded during the first quarter of 1998 as part of the allocations of the purchase prices related to the acquisitions of Sentrachem, additional common stock of Mycogen, and the remaining 40 percent of DowElanco (since renamed Dow AgroSciences). An additional $12 million was recorded during the second quarter of 1998 related to Mycogen's acquisition of Dinamilho Carol Productos Agricolas, a Brazilian seed company.

                             --- Page 15 ---

Special Charge
In the first quarter of 1998, a special charge of $330 million was recorded, including $110 million for severance and $220 million for the write-down of several assets. In the first quarter, the Company adopted employee severance plans for North America, Europe and Sentrachem, most of which will be completed by the end of the year. The headcount reduction related to these plans is expected to be about 1,800 employees. The asset write-
downs   recorded   during  the  first  quarter  included   Radian
International LLC, Dow-United Technologies Composite Products, Inc. and an agricultural plant in Brazil. In the third quarter, a $24 million adjustment to the reduced values of the assets to be disposed was recorded, bringing the year-to-date special charge to $306 million.
   During the third quarter of 1998, $15 million in severance payments were charged against the severance liability. Program-to-date, $41 million in severance payments have been charged against the severance liability, and the reduction in headcount has been 831.

Other Income (Expense)
Equity in earnings of nonconsolidated affiliates was up $46 million in the third quarter of 1998 versus the same quarter last year, primarily due to the improvement in Asia Pacific joint ventures that were negatively impacted by currency last year.
   Net financial expense, which is the total of interest expense, interest income and foreign exchange, was down $6 million this quarter from $90 million in the third quarter of 1997. The decrease in net financial expense was mainly attributable to an improvement in foreign exchange.
   Sundry income includes a variety of both income and expense items including royalty income, dividends from investments, and gains or losses on sales of investments and assets. Sundry income for the quarter was $50 million versus $98 million for the same period last year. Year-to-date, sundry income was $908 million, reflecting the $816 million gain recorded in the first quarter for the sale of the DowBrands business, versus $378 million for the same period last year, which included the $189 million gain on the sale of Destec.

Provision for Taxes on Income
The effective tax rate for the third quarter was 33.1 percent versus 35.8 percent for the third quarter of 1997. The lower tax rate this quarter was the result of changes in foreign tax laws.
Year-to-date, the effective tax rate was 35.0 percent.

Outlook
Global economic growth slowed in the third quarter as the impact of the crisis in Asia Pacific affected other geographic regions. The U.S. economy, while still stable, is expected to slow in 1999. Economic activity in Europe has continued at a high level, but is expected to moderate.
    Supply/demand imbalances in Asia Pacific are producing historically low industry pricing. The situation has particularly influenced global basic chemical prices, especially chlor-alkali and its derivatives. Latin America is also being affected by the international financial crisis with prices under pressure, even though Dow's volumes continue to grow. Overall, slightly lower global economic growth is anticipated in 1999 versus 1998.
   The decline in hydrocarbons and energy feedstock costs is expected to moderate. While the Company's end-product prices have fallen by more than $1.5 billion during this period, most of the Performance businesses have been able to increase margins, staying ahead of the feedstock decline. Looking forward, hydrocarbon and energy costs are expected to stabilize.
   The rest of the year and into 1999 is expected to be a challenging period. Virtually all basic products are approaching trough-level pricing. Weakening economic conditions are anticipated to restrict volume growth. However, the Company will continue to follow its strategy to gain productivity improvements, develop value growth opportunities and further refine its portfolio toward performance businesses.

                             --- Page 16 ---


SUBSEQUENT EVENTS

The Company announced on October 5, 1998 it had purchased 14.7 million shares of common stock of Mycogen Corporation that were validly tendered in response to a $28.00 per share tender offer. On November 2, 1998, the Company announced that it has completed the acquisition of all remaining shares. Allocation of the purchase price to the assets acquired and liabilities assumed may result in a material charge for purchased in-process research and development.
   On October 28, 1998, the Company and United Technologies Corporation announced an agreement to sell the business and assets of their 50:50 joint venture, Dow-United Technologies Composite Products, Inc., to GKN Westland Aerospace, Inc., a unit of GKN plc, of the United Kingdom. The transaction, subject to regulatory and government approval, is expected to close near year-end. This transaction is not expected to have a material effect on the Company's consolidated financial statements.


ACCOUNTING POLICIES

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which was effective January 1, 1998. Consolidated Statements of Comprehensive Income have been included in Part I - Financial Information, under Item 1. Financial Statements.
  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was effective January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet determined what changes, if any, will be made to its segment structure as a result of this standard. The Company will comply with the new disclosure requirements of this standard in its 1998 Annual Report on Form 10-K.
  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which was effective January 1, 1998. SFAS No. 132 modifies the required disclosures related to pensions and other postretirement benefits. The Company will comply with the new disclosure requirements of this standard, as required, in its 1998 Annual Report on Form 10-K.
  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires capitalization of certain internal-use computer software costs. SOP 98-1, effective for fiscal years beginning after December 15, 1998, will be adopted by the Company January 1, 1999. The Company currently expenses such costs as incurred; therefore, adoption of this statement will result in a favorable initial impact on earnings, though the effect is expected to be immaterial.
  In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs, requiring those costs to be expensed as incurred. The Company's current policy regarding the treatment of these costs is substantially consistent with SOP 98-5; therefore, adoption of this standard is not expected to have a material impact on the Company's financial statements.
  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt this standard by January 1, 2000 and has not yet determined the impact of adoption on its consolidated financial statements.


YEAR 2000

State of Readiness
The Company's Year 2000 (Y2K) project, which began in early 1997, is a global effort covering information systems, process control and embedded systems for all of the Company's businesses. The project is led by a senior director of Information Systems who reports to the CIO and an executive steering team, and is managed by a global team consisting of technical, functional and business leaders. Since early 1997, the Audit Committee of the Company's Board of Directors has received quarterly reports on the team's plan and progress. Several strategic systems have already been upgraded and tested, and project completion is anticipated in the first half of 1999.

                             --- Page 17 ---

  The Information Systems infrastructure team is responsible for the hardware, systems software and telecommunications network assessments and remediation activities. This work is more than 65 percent complete and is on schedule to be completed by approximately March 31, 1999.
  The Information Systems applications software organization is responsible for the remediation and upgrade of applications and Y2K testing, and as of October 31, 1998, these tasks were more than 50 percent complete. Upgrade of all business-critical applications is expected to be completed by mid-1999. The
Company's implementation of enterprise-wide financial and operational systems and standardized desktop computing during the last several years has facilitated this effort. Two critical replacement projects are in progress and are on target to be completed by mid-1999. Contingency plans have been established should either of these projects miss the scheduled completion dates.
  The Company has common process control systems in more than 80 percent of its plants globally and is upgrading these systems with Y2K-ready software. The remaining 20 percent of the process control systems are commercial systems; these have been assessed and are being remediated and tested during scheduled plant shutdowns. It is anticipated that work on all critical process control systems will be completed by mid-year 1999.
   The Company's embedded systems, such as laboratory equipment, air conditioners, elevators, etc., have been assessed and are being upgraded, as necessary.

Costs
Project costs are expected to range from $50 million to $70 million, over three years, and are not considered material to the Company's consolidated financial statements. Total project costs incurred to date are approximately $30 million. The Y2K effort is being supported by a reallocation of existing resources.

Risks
Failure to adequately address critical Y2K issues by the Company, its suppliers and/or customers could result in interruptions of normal business work operations. Such interruptions could materially and adversely affect the Company's results of operations, liquidity and financial condition; however, the Company's program is on schedule to meet a completion date ahead of the year 2000. The Company is assessing external sources of risk and developing appropriate contingency plans to address both internal and external identifiable risks through commercially reasonable efforts.
  The Company's assessment of customer readiness is in progress, with completion anticipated early in the first quarter of 1999.
  The Company's assessment of critical suppliers is complete and risk management actions and contingency plans have been developed, where necessary. Work is ongoing with a number of critical suppliers, primarily in Asia Pacific, Latin America and Eastern Europe, who have indicated that they may not be Y2K compliant before the year 2000. Contingency plans, including such actions as building inventories and switching suppliers, will be completed by the end of 1998 and will be executed in 1999, if necessary.
  The Company's risk assessment data plus recent conclusions of the U.S. Senate Year 2000 sub-committee indicate that electric power may be a significant external source of risk. Efforts are underway to validate the impact on the Company's operations and to develop specific contingency plans for those sites found to be at higher risk. Telecommunications providers in certain Asian, Latin American and Eastern European countries have also been identified as a source of risk. To manage this risk, technical alternatives are being assessed where economically justified and manual workarounds will be implemented, if necessary.
  The  Company's  internal  Y2K  project  is  anticipated  to  be completed by mid-1999, with the exception of two recent acquisitions where Y2K programs had not been initiated prior to being acquired by the Company. The nature of the Y2K issues for these companies will be better understood once the initial assessments are completed. These acquisitions represent an immaterial portion of the Company's total revenues and profits.
  While the risks discussed herein have a possible material impact, the risk management actions and contingency plans that have been developed and are being implemented will significantly reduce the probability and potential impact of these identified risks.

Contingency Plans
In addition to the specific risk management actions and contingency plans outlined in the previous sections, a generic contingency planning process is currently in progress to update the Company's existing site and computer disaster recovery plans and to identify additional prudent steps that may be necessary to prepare for unexpected, but credible, scenarios. A draft of these additional plans will be completed by the end of 1998.

                             --- Page 18 ---


EURO CONVERSION

On January 1, 1999, the Euro will be adopted as the national currency of 11 European Union member nations. The Euro will be used as a non-cash transactional currency for a three-year transition period. The Company established a steering team in November 1996 to study and address the implications of this change. Issues addressed included such matters as pricing, continuity of contracts, accounting and financial reporting, competitive implications, tax, treasury activities and computer systems. The Company anticipates it will be prepared to conduct business in the Euro as of the effective date, and does not expect the conversion to the Euro to have a significant operational impact. Additionally, the Company does not expect the conversion to the Euro to have a material impact on results of operations, financial position, or liquidity of its European businesses.


ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Dow's business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, that enable it to mitigate the adverse effects of financial market risk. A secondary objective is to add value by creating additional exposure within established limits and policies. The potential impact of creating such additional exposures is not material to the Company's results.
  The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts and over-the-counter option contracts. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies - mainly the Deutsche mark, Swiss franc and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the dollar value of future cash flows. The majority of the foreign exchange exposure is related to the Japanese yen, Deutsche mark, Dutch guilder and other European currencies.
  The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. The Company uses interest rate swaps, "swaptions" and exchange traded instruments to accomplish this objective. Primary exposure is to the U.S. dollar yield curve.
  Inherent in the Company's business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Chemical feedstocks and natural gas constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks when feasible. The risk of these hedging instruments is not material.
  As a result of acquisition and divestiture activity, the Company has a portfolio of equity securities. The major part of this exposure is related to restricted stock warrants. This exposure is managed in a manner consistent with the Company's market risk policies and procedures.
  The Company uses value at risk (VAR) stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two standard deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity and earnings of the Company. The VAR methodology used by the Company is based primarily on the variance/covariance statistical model. As an example, the VAR for one day, using a 95 percent confidence level at December 31, 1997, for foreign exchange, interest rate and equity exposures, net of hedges was: foreign exchange - $12 million; interest rate
- $23 million; and equity - $3 million. Management believes there have been no material changes in market risk or in risk management policies subsequent to December 31, 1997.

                             --- Page 19 ---


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters
The Company and Corning Incorporated ("Corning") are each 50 percent stockholders in Dow Corning Corporation ("Dow Corning"). Dow Corning, the Company and/or Corning have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain stockholders of the Company have filed separate consolidated class action complaints alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. All individual defendants in this case have been dismissed without prejudice. The Company and one of its former officers have also been sued in two separate class action complaints (now consolidated) alleging that the defendants violated duties imposed by the federal securities laws regarding disclosure of information material to a reasonable investor's assessment of the magnitude of the Company's exposure to direct liability in silicone breast implant litigation.
   On May 15, 1995, Dow Corning announced that it had voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, all claims against Dow Corning (although not against its co-defendants) are automatically stayed.
   It is impossible to predict the outcome of each of the above described legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote, except as described below.
   In January 1994, Dow Corning announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"); litigation and claims outside the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million. As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to the Company. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
   Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
   On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
   The Company's maximum exposure for breast implant product liability claims asserted against Dow Corning is limited to its investment in Dow Corning which, after the second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
   The Company is separately named as a defendant in over 14,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.

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


ITEM 5.  OTHER INFORMATION

Amendment to the Bylaws Regarding Notice Requirements

On October 8, 1998, the Board of Directors amended the Company's Bylaws in response to recent changes in Rule 14a-4 of the Securities Exchange Act of 1934. The amended Bylaws provide that the Secretary of the Company must receive written notification describing any business proposed to be presented by a stockholder at an annual meeting at least 60 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting, unless the annual meeting is called for a date that is not within 30 days before or after the anniversary of the prior year's annual meeting. In case of such a change in the meeting date, notice must be received by the tenth day after notice of the meeting was mailed or the meeting date was publicly disclosed, whichever occurs first. The amendments adopted by the Board of Directors include corresponding changes in the notice procedures for the nomination of Directors.
   The amendments to the Bylaws became effective upon adoption by the Board of Directors and will apply to the 1999 Annual Meeting of Stockholders. Under the new provisions, notification must be received by the Secretary not later than January 24, 1999, unless the meeting date changes by more than 30 days from the 1998 meeting date of May 14. The amended Bylaws contain additional requirements that apply to stockholders who wish to bring business or Director nominations before an annual meeting or call a special meeting of stockholders. These requirements are included in the complete copy of the amended Bylaws filed as Exhibit No. 3(ii) to this Report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.     Description of Exhibit
     -----------     ----------------------
        3(ii)        A copy of the Bylaws of The Dow Chemical Company,
                     as amended on October 8, 1998.
       27            Financial Data Schedule

(b)  Reports on Form 8-K.

     There were no Current Reports on Form 8-K filed by the Company during the third quarter of 1998.






The following trademarks of The Dow Chemical Company appear in this report: Affinity, Methocel.

The   following  trademarks  of  Dow  AgroSciences  or   its
affiliates appear in this report: First Rate, Sentricon, Tracer.

                             --- Page 23 ---



                                SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE DOW CHEMICAL COMPANY
                         ------------------------
                                Registrant




Date:  November 4, 1998






                                                   G. Michael Lynch
                                                   ----------------
                                                   G. Michael Lynch
                                             Vice President & Controller

                             --- Page 24 ---
                                                    EXHIBIT 3(ii)
                    THE DOW CHEMICAL COMPANY
                             BYLAWS*

(As re-adopted in full on November 21, 1985, effective December 1, 1985; and as amended February 13, 1986; October 9, 1986; May 14, 1987; November 12, 1987; July 11, 1991; November 12, 1992;
April  8, 1993; February 10, 1994; April 14, 1994; July 14, 1994;
February 8, 1996; February 13, 1997; March 9, 1998, effective March 1, 1998; and October 8, 1998)

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

                             --- Page 25 ---

                           Section II
                    MEETINGS OF STOCKHOLDERS

   Section 2.1. Annual. The annual meeting of stockholders for the election of Directors and the transaction of such other proper business shall be held during the month of May each year at a time and place, within or without Delaware, as determined by the Board of Directors.

   Section 2.2. Special. Special meetings of stockholders for any purpose or purposes may be called only by the Board of Directors, pursuant to a resolution adopted by a majority of the entire Board of Directors, either upon motion of a Director or upon written request by the holders of at least fifty percent of the voting power of all the shares of capital stock of the Company then outstanding and entitled to vote generally in the election of Directors. Any such request by stockholders shall be delivered to, or mailed and received by, the Secretary of the Company at the Company's principal executive offices, shall set forth the purpose or purposes of the meeting, and shall be in proper form. To be proper form, a stockholder's notice to the Secretary must set forth as to each matter such stockholder(s) propose(s) to bring before the meeting:

     (a)  The name and record address of each such stockholder;

     (b) The class or series and number of shares of capital stock of the Company that are owned beneficially or of record by each such stockholder;

     (c)   A  brief description of each proposed item of business
     desired to be brought before the meeting, including the text
     of   any   proposed   amendment  to   the   Certificate   of
     Incorporation or these Bylaws;

     (d) A description of all arrangements or understandings between each such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interests of such stockholder in such business; and

     (e) A representation that such stockholder intends to appear in person or by proxy at the meeting to bring such business before the meeting.

   At any such special meeting, only such business may be transacted as is related to the purpose or purposes set forth in the notice of meeting. Special meetings may be held at any place, within or without Delaware. (As amended February 13, 1997, and October 8, 1998.)

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

                             --- Page 26 ---

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

   Section  2.9.   Notification of Annual Meeting Business.   Any
stockholder may bring business before an annual meeting only if:

     (a) Such stockholder is a stockholder of record on the date of giving notice as provided for in this Section 2.9 and on the record date for the determination of stockholders entitled to vote at such annual meeting;

     (b) Such business is properly before the meeting pursuant to the laws of the State of Delaware; and

     (c)   Such  stockholder complies with the notice  procedures
     set forth in this Section 2.9. In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a stockholder, such stockholder must have given timely written notice thereof in proper form to the Secretary of the Company. To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Company not less than 60 days nor more than 120 days prior to the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after the anniversary of the prior year's annual meeting, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs. In no event shall the public disclosure of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. For purposes of Sections 2.9 and 3.10 of these Bylaws, "public disclosure" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press, or comparable national news service or any document publicly filed by the Company with the Securities and Exchange

                             --- Page 27 ---

     Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934. To be in proper form, a stockholder's notice to the Secretary must comply with all the same requirements that apply to special meetings of stockholders as set forth in Section 2.2 of these Bylaws.

   No business shall be conducted at an annual meeting of stockholders except business brought before the meeting in accordance with the procedures set forth in this Section 2.9. If the person presiding at an annual meeting determines that business was not properly brought before the annual meeting in accordance with the foregoing procedures, he or she shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted. (As adopted February 13, 1997, and amended October 8, 1998.)


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

                             --- Page 28 ---

   Section 3.10. Notification of Nominations. Nominations for the election of Directors may be made by the Board of Directors or by any stockholder entitled to vote for the election of Directors. Any stockholder entitled to vote for the election of Directors at a meeting may nominate persons for election as Directors only if such stockholder complies with all the same requirements that apply to business to be brought before an annual meeting of stockholders as set forth in Section 2.9, and with respect to an election to be held at an annual meeting of stockholders within the time limits specified in such Section, but with respect to an election to be held at a special meeting of stockholders for election of Directors, by the close of business on the seventh day following the date on which notice of such meeting is first given to stockholders. In addition to the information required by Section 2.9, the required notice shall include:

     (a) A description of all arrangements or understandings between such stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by such stockholder;

     (b) Such other information regarding each nominee proposed by such stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated, by the Board of Directors; and

     (c) The consent of each nominee to serve as a Director of the Company if elected.

  The person presiding at any meeting of stockholders may refuse to acknowledge the nomination of any person not made in full compliance with the foregoing procedure. (As adopted February 10, 1994, and amended February 13, 1997, and October 8, 1998.)



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

                             --- Page 29 ---

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

                             --- Page 30 ---

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

                             --- Page 31 ---

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

                             --- Page 32 ---

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


                           Section VI
                         INDEMNIFICATION

   Section 6.1. Mandatory Indemnification of Directors, Officers and Employees. The Company shall indemnify, to the full extent permitted by the laws of the State of Delaware, any person who was or is a defendant or is threatened to be made a defendant to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person:

     (a) Is or was a Director, officer or employee of the Company; or

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

  Section 6.2. Permitted Indemnification of Directors, Officers, Employees and Agents. The Company may indemnify, to the full extent permitted by the laws of the State of Delaware, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person:

                             --- Page 33 ---

     (a) Is or was a Director, officer, employee or agent of the Company; or

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

    Section 6.7. Definitions. For the purposes of this Section VI references to "the Company" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Section VI with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued. The term "other enterprise" as used in this Section VI shall include employee benefit plans. References to "fines" in this Section VI shall include excise taxes assessed on a person with respect to an employee benefit plan. The phrase "serving at the request of the Company" shall include any service as a Director,

                             --- Page 34 ---
officer, employee or agent of the Company that imposes duties on, or involves services by, such Director, officer, employee or agent with respect to any employee benefit plan, its participants or beneficiaries. (As amended February 13, 1986, effective May 8, 1986.)

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

                             --- Page 35 ---