Form 10-K
period 1998-12-31
DOW CHEMICAL CO /DE/
filed 1999-03-24
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934



                 FOR THE YEAR ENDED DECEMBER 31, 1998

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

Common Stock, par value $2.50 per share      Common Stock registered on the
                                             New York, Chicago and Pacific
                                             Stock Exchanges

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

The aggregate market value of voting stock held by nonaffiliates as of January 29, 1999, (based upon the closing price of $88.0625 per common share as quoted on the New York Stock Exchange) is approximately $19,180 million. For purposes of this computation, the shares of voting stock held by Directors, Officers and the Dow Employees' Pension Plan Trust were deemed to be stock held by affiliates. Nonaffiliated common stock outstanding at January 29, 1999 numbered 217,801,809 shares. Total common stock outstanding at January 29, 1999 numbered 220,238,161.

                  Documents Incorporated by Reference
                  -----------------------------------

Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1999.

                           --- Page 1 ---


                    THE DOW CHEMICAL COMPANY
                   ANNUAL REPORT ON FORM 10-K
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        TABLE OF CONTENTS


                              PART I

                                                                          Page
Item 1.   Business                                                          3
Item 2.   Properties                                                        7
Item 3.   Legal Proceedings                                                 8
Item 4.   Submission of Matters to a Vote of Security Holders              11
Executive Officers of the Registrant                                       11


                              PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                              13
Item 6.   Selected Financial Data                                          14
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              15
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk       25
Item 8.   Financial Statements and Supplementary Data                      26
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              55


                              PART III

Item 10.  Directors and Executive Officers of the Registrant               55
Item 11.  Executive Compensation                                           55
Item 12.  Security Ownership of Certain Beneficial Owners and Management   55
Item 13.  Certain Relationships and Related Transactions                   55


                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                         55


                             SIGNATURES                                    58

                           --- Page 2 ---


                                 PART I

ITEM 1.  BUSINESS
                              THE COMPANY

The Dow Chemical Company was incorporated in 1947 under Delaware law and is the successor to a Michigan corporation, of the same name, organized in 1897. The Company is engaged in the manufacture and sale of chemicals, plastic materials, agricultural and other specialized products and services. Its principal executive offices are located at 2030 Dow Center, Midland, Michigan 48674, telephone 517-636-1000. Except as otherwise indicated by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.


                           BUSINESS AND PRODUCTS

Corporate Profile
The Dow Chemical Company is a global science and technology based company that develops and manufactures a portfolio of chemicals, plastics and agricultural products and services for customers in 168 countries around the world. With annual sales of more than $18 billion, Dow conducts its operations through 14 global businesses employing 39,000 people. The company has 121 manufacturing sites in 32 countries and supplies more than 3,500 products grouped within the operating segments listed on the following pages. The Corporate Profile is an integral part of Note R to the Financial Statements.

  PERFORMANCE PLASTICS
   ADHESIVES, SEALANTS AND COATINGS business enables customers to reduce overall systems costs, enhance product performance and optimize manufacturing processing through custom solutions based on Dow's line of adhesives, sealants and coatings. The Adhesives, Sealants and Coatings business includes Polyurethane Systems
   Houses, Essex Specialty Products, Inc. and Advanced Surface
   Treatments.
     - Applications: Acoustical systems, flexible and rigid foam, footwear, glass bonding systems, modular construction components, structural reinforcing composites
     - Products: Betaseal glass bonding adhesive systems, Customized adhesives and sealants, Polyurethane systems, Specialty coatings, Surface treatments
   ENGINEERING PLASTICS business offers one of the broadest ranges of engineering plastics of any global plastics supplier. Dow's
   Engineering Plastics portfolio is backed by technical expertise and a commitment to delivering improved economics and performance.
     - Applications: Automotive interiors, exteriors and powertrains; building and construction; communications technology; computer housings and accessories; electrical and electronic connectors; footwear; medical devices; packaging; sports and recreation equipment
     - Products: Calibre polycarbonate resins, Isoplast engineering thermoplastic polyurethane resins, Magnum ABS resins, Pellethane thermoplastic polyurethane elastomers, Prevail engineering thermoplastic resins, Pulse engineering resins, Questra crystalline polymers, Tyril SAN resins, Vydyne nylon
   EPOXY PRODUCTS AND INTERMEDIATES business manufactures a variety of basic epoxy products, as well as intermediates used by other major epoxy producers. Dow is a leading global producer of basic epoxy products, supported by high-quality raw materials, technical service and production capabilities.
     - Applications: Civil engineering, construction, electrical laminates, food and beverage containers, heavy duty marine, industrial protection, pharmaceuticals, water treatment
     -  Products:  Acrylic monomers, Allylics, Composite resins,
        Converted resins, D.E.H. epoxy catalyst resins, D.E.N. epoxy novolac resins, D.E.R. epoxy resins (liquid and powder), Derakane epoxy vinyl ester resins, Optim glycerine, Phenolics
   FABRICATED PRODUCTS business manufactures and markets an extensive line of plastic film and foam products. Fabricated Products sets the competitive standard by creating high-performance solutions in industries ranging from packaging and construction to telecommunications, automotive and medical.
     - Applications: Building insulation, medical packaging, protective packaging, refrigerated shipping, telecommunication cables, water drainage systems, window envelopes
     - Products: Dow window film, Ethafoam polyethylene foam, Instill vacuum insulation core, Integral adhesive film, Polystyrene film, Styrofoam brand insulation, Zetabon coated metal cable armor

                           --- Page 3 ---

   POLYURETHANES business is a leading global producer of polyurethane raw materials. Differentiated by its ability to globally supply a high-quality, consistent and complete product range, the Polyurethanes business emphasizes new business developments while facilitating customer success with a global market and technology network.
     - Applications: Appliance insulation, automotive seating and instrument panels, bedding mattresses, biocomposite binders and services, carpeting, flooring, furniture padding, office furniture, roofing
     - Products: Curithane liquid catalysts, The Enhancer carpeting backing, Isobind isocyanate binders, Isonate pure and modified MDI products, Lifespan polyurethane carpet backing, Optimax composite board technology, Papi polymeric MDI (PMDI), Specflex polyurethane components, Spectrim reaction moldable products, Syntegra polyurethane dispersions, Toluene diisocyanate, Voranate specialty isocyanates, Voranol polyether polyols and copolymers

  PERFORMANCE CHEMICALS
   SPECIALTY CHEMICALS business provides products used as functional ingredients or as processing aids in the manufacture of a diverse range of products. It also includes contract manufacturing services for other specialty chemical, pharmaceutical and agricultural chemical producers.
     - Applications: Building materials, food processing, household and personal care products, pharmaceuticals, pulp and paper manufacturing, water treatment
     - Products: Dowanol glycol ethers, Dowex ion exchange resins, Dowfax surfactants, Dowicil antimicrobials, Dowtherm synthetic organic fluids, Drytech superabsorbent polymers, Ethocel ethylcellulose resins, Ethyleneamines, FilmTec membranes, Gas/Spec specialty amines, Hamposyl surfactants, Methocel cellulose ethers, Polyethylene glycols, Polypropylene glycols, Synalox fluids, Versene chelating agents
   EMULSION POLYMERS business includes both synthetic latex and rubber. Dow is the largest, most globally diverse of the styrene butadiene latex suppliers. Global reach, technology leadership and customer knowledge support the development of new technologies and the rapid commercialization of differentiated products.
     - Applications: Coated paper and paperboard, plastics modification, residential and commercial carpeting, specialty applications, tires
     - Products: Acrylate latex, Polybutadiene rubber, Polystyrene latex, Styrene acrylate latex, Styrene butadiene emulsion rubber, Styrene butadiene (S/B) latex

  AGRICULTURAL PRODUCTS
   DOW AGROSCIENCES is a global leader in the agriculture industry which develops, manufactures and markets products for crop production, weed, insect and plant disease management, and industrial and commercial pest management. Through strategic acquisitions, such as Mycogen Corporation, alliances and research agreements, as well as investment in internal capabilities, Dow AgroSciences is aggressively building a leading biotechnology business in crop seeds, traits and value-added grains.
     - Applications: Disease control, insect control, seeds, traits, urban pest management, value-added grains, weed control
     - Products: Clincher herbicide; Dursban insecticides; FirstRate herbicide; Fortress fungicide; Lorsban insecticides; NatureGard seeds; Starane herbicide; Sentricon termite colony elimination system; Spider herbicide; Spinosad insect control products, including Success Naturalyte insect control and Tracer Naturalyte insect control

  PLASTICS
   POLYETHYLENE business supplies polyethylene-based solutions through sustainable product differentiation. Dow is the world's leading producer of polyethylene resins, one of the most versatile plastic materials. Also included in the business are polyethylene terephthalate (PET), purified terephthalic acid (PTA), and several specialty resins.
     -  Applications:  Agricultural films; bottles; tubes and drums;
        consumer bags and packaging; fibers; food packaging and coating; health and hygiene films and nonwovens; heavy-duty sacks; oil tanks and road equipment; pipe; sheets and membranes; shrink films; stretch films; toys and play equipment; wire and cable
     - Products: Affinity polyolefin plastomers, Aspun fiber grade resins, Attane ultra low density polyethylene copolymers, Dowlex linear low density polyethylene resins, Elite enhanced polyethylene resins, High density polyethylene resins (HDPE), Lighter C PET, Low density polyethylene resins (LDPE), Primacor copolymers, PTA, Saran PVDC resins and films

                           --- Page 4 ---

   POLYSTYRENE business is the global leader in the production of polystyrene resins, uniquely positioned with geographic breadth and broad industry experience to meet a diverse range of customer needs. By implementing breakthrough proprietary technology, Dow continues to improve efficiencies and product performance.
     - Applications: Appliances, building and construction, consumer electronics, consumer goods, films, housewares, information technology, packaging, toys
     - Products: Aim advanced styrenic resins, EcoPLA renewable biodegradable polymers, Styrenic alloys, Styron general purpose polystyrene resins, Styron high impact polystyrene resins, Styron ignition resistant polystyrene resins
   POLYPROPYLENE (PP) is leveraging Dow's innovative manufacturing technology, research and product development expertise to become a major global PP supplier. Polypropylene is managed through the Engineering Plastics business.
     - Applications: Appliance housings, automotive parts and trim, carpeting, disposable diaper liners, flexible and rigid packaging, housewares, luggage, outdoor furniture, textiles, toys
     -  Products:  Inspire polypropylene resins
   INSITE TECHNOLOGY is a proprietary catalyst technology that enables Dow and its customers to improve the performance of a variety of plastics. Insite Technology is leveraged to develop new products and strategic business opportunities through licensing. A new Dow innovation, Index interpolymers, was developed from Insite Technology. DuPont Dow Elastomers L.L.C., a 50:50 joint venture, leverages Insite Technology into elastomeric products.

  CHEMICALS
   CHEMICALS business is a leading global producer of each of its basic chemical products. These products are sold to many industries worldwide and also serve as key raw materials in the production of many of Dow's performance and plastics products.
     -  Applications:  Automotive antifreeze; chemical processing;
        coolant systems; dry cleaning; household cleaners; paints, coatings and adhesives; personal care products; petroleum refining; pipe; pulp and paper manufacturing; water treatment
     -  Products:  Carbon tetrachloride, Caustic soda, Chlorine,
        Chloroform, Dowper dry cleaning solvent, Ethylene dichloride (EDC), Ethylene glycol (EG), Ethylene oxide (EO), Liquidow liquid calcium chloride, Maxistab stabilizers for chlorinated solvents, Methyl chloride, Methylene chloride, Peladow calcium chloride pellets, Perchloroethylene, Propylene glycol, Propylene oxide (PO), Safe-tainer closed loop delivery system, Trichloroethylene, Vinyl chloride monomer
        (VCM)

  HYDROCARBONS AND ENERGY
   HYDROCARBONS AND ENERGY business encompasses the procurement of fuels and crude oil-based raw materials, as well as the supply of products and power for use in the Company's global operations. The world leader in the production of olefins and styrene, the Hydrocarbons and Energy business supplies integrated and purchased feedstocks and energy.
     -  Applications:  Polymer and chemical production
     -  Products:  Butadiene, Ethylene, Power and steam, Propylene, Styrene

  New Businesses includes technology licensing, advanced materials for electronics, industrial biotechnology, venture capital and new developments with a focus on identifying and pursuing emerging commercial and technology opportunities. The results for New Businesses are included in UNALLOCATED AND OTEHR.

  Industry Segments and Geographic Area Results
  See Note R to the Financial Statements for disclosure of information by operating segment and geographic area.


Number of Products
Dow manufactures and supplies more than 3,500 products and services, and no single one accounted for more than 5 percent of the Company's consolidated sales in 1998. No significant portion of the business of any operating segment is dependent upon a single customer.

Competition
The Company experiences substantial competition in each of its industry segments. During 1998, the Company was the second largest chemical company in the United States and in the top five worldwide, in terms of sales. The chemical industry has been historically competitive and this condition is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad. The Company competes worldwide on the basis of quality, price and customer service.

                           --- Page 5 ---

Raw Materials
The Company operates in an integrated manufacturing environment. Basic raw materials are processed through many stages to produce a number of products that are sold as finished goods at various points in those processes.
  The two major raw material streams that feed the integrated production of the Company's finished goods are chlorine- and hydrocarbon- based raw materials.
  Salt, limestone and natural brine are the base raw materials used in the production of Chlor-Alkali products and derivatives. The Company owns salt deposits in Louisiana, Michigan and Texas; Alberta, Canada; Brazil; and Germany. The Company also owns natural brine deposits in Michigan and limestone deposits in Texas.
  Hydrocarbon raw materials include liquefied petroleum gases (LPG), crude oil, naphtha, natural gas, benzene, and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, ethylene and styrene to supplement internal production. Expenditures for hydrocarbons and energy accounted for 24% of the Company's operating costs and expenses for the year ended December 31, 1998. These raw materials are purchased by the Company both on long-term contracts and as they become available on a global basis.
  Other significant raw materials include ammonia, acrylonitrile, aniline, bisphenol, cellulose, organic acids, and toluene diamine. These raw materials are purchased by the Company both on long-term contracts and as they become available on a global basis.
  The Company has, and expects to continue to have, adequate supplies of raw materials during 1999 and subsequent years.

Method of Distribution
All products and services are marketed primarily through the Company's sales force, although in some instances more emphasis is placed upon saless through distributors. No significant portion of the business of any operating segment is dependent upon a single customer.

Research and Development
The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $807 million in 1998 compared with $785 million in 1997 and $761 million in 1996. The Company employs approximately 5,400 people in various research and development activities.

Patents, Licenses and Trademarks
The Company consistently applies for and obtains United States and foreign patents. At December 31, 1998 the Company owned approximately 2,660 active United States patents and approximately 7,300 active foreign patents, which can be classified as follows: chemicals, 600 United States and 1,200 foreign; plastics, 1,100 United States and 2,700 foreign; agricultural products, 260 United States and 1,200 foreign; fabricated products, 200 United States and 800 foreign; and new businesses, 500 United States and 1,400 foreign. Dow's primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had patent and technology royalty income of $32 million in 1998, $47 million in 1997 and $26 million in 1996, and incurred royalties to others of $3 million in 1998, $5 million in 1997 and $5 million in 1996. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the "Dow in Diamond" trademark. Although the Company considers that, in the aggregate, its patents, licenses and trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies
Principal companies in which Dow owns a 50 percent interest include DuPont Dow Elastomers L.L.C., which manufactures and markets thermoset and thermoplastic elastomer products; Gurit-Essex, A.G., a Swiss company, which supplies European automobile manufacturers with proprietary specialty products; and Dow Corning Corporation, a manufacturer of silicone and silicone products, which voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code (see Note P to the Financial Statements). Dow has a 45 percent interest in Total Raffinaderij Nederland N.V., which provides feedstocks for Dow's major petrochemical site at Terneuzen, the Netherlands, and also services the Benelux and nearby countries. Dow also owns an 80 percent interest in Buna Sow Leuna Olefinverbund
(BSL), a former East German integrated chemical complex. Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the restructuring period. This acquisition, completed in 1997, will offer Dow both new products (e.g. polypropylene, acrylic acid and synthetic rubber) and expanded geographic reach for core chlorine- and hydrocarbon-based chemicals and plastics.

                           --- Page 6 ---

Financial Information About Foreign and Domestic Operations and Export
Sales
In 1998, the Company derived 60 percent of its sales and had 50 percent of its property investment outside the United States. While the Company's international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note R to the Financial Statements, and discussions of the Company's risk management program for foreign exchange and interest rate risk management appear in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Financial Statements.

Protection of the Environment
Matters pertaining to the environment are discussed in Legal
Proceedings, Management's Discussion and Analysis of Financial
Condition and Results of Operations, and Notes A and P to the Financial Statements.

Employees
The personnel count at December 31, 1998 was 39,029 versus 42,861 at the end of 1997, and 40,289 at the end of 1996.

Other Activities
Dow engages in the property and casualty insurance and reinsurance business primarily through its Liana Limited subsidiaries.


ITEM 2.  PROPERTIES

The Company operates 121 manufacturing sites in 32 countries. The Company considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The Company's chemicals and plastics production facilities and plants operated at approximately 86 percent of capacity during 1998. The following are the major production sites:

  United States:    Midland, Michigan; Freeport, Texas; Pittsburg,
                    California; Plaquemine, Louisiana.
  Canada:           Sarnia, Ontario; Fort Saskatchewan, Alberta.
  Germany:          Stade; Rheinmuenster.
  France:           Drusenheim.
  The Netherlands:  Terneuzen.
  Spain:            Tarragona.
  Argentina:        Bahia Blanca.
  Brazil:           Aratu.

  Including the major production sites, the Company has plants and holdings in the following geographic areas:

  United States:    36 manufacturing locations in 19 states.
  Canada:            5 manufacturing locations in 3 provinces.
  Europe:           41 manufacturing locations in 15 countries.
  Latin America:    23 manufacturing locations in 6 countries.
  Pacific:          16 manufacturing locations in 9 countries.

  All of Dow's plants are owned or leased, subject to certain easements of other persons which, in the opinion of Management, do not substantially interfere with the continued use of such properties or materially affect their value.
  A summary of properties, classified by type, is contained in Note G to the Financial Statements.

                           --- Page 7 ---


ITEM 3.  LEGAL PROCEEDINGS

Breast Implant Matters
The Company and Corning Incorporated ("Corning") are each 50 percent stockholders in Dow Corning Corporation ("Dow Corning"). Dow Corning, the Company and/or Corning have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain stockholders of the Company have filed separate consolidated class action complaints in the federal district court for the Southern District of New York alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. All individual defendants in this case have been dismissed without prejudice. The Company and one of its former officers were also sued in two separate class action complaints (subsequently consolidated in the federal district court for the Eastern District of Michigan under the caption ZSA v. Dow Chemical) alleging that the defendants violated duties imposed by the federal securities laws regarding disclosure of information material to a reasonable investor's assessment of the magnitude of the Company's exposure to direct liability in silicone breast implant litigation. On February 1, 1999, the Court entered a Stipulated Order in ZSA v. Dow Chemical dismissing the claims of the named plaintiffs with prejudice and dismissing the claims of the class, which had never been certified, without prejudice.
  On May 15, 1995, Dow Corning announced that it had voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, all claims against Dow Corning (although not against its co-defendants) are automatically stayed.
  It is impossible to predict the outcome of each of the above described legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote, except as described below.
  In January 1994, Dow Corning announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"); litigation and claims outside the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million. As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to the Company. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
  Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
  On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims asserted against Dow Corning is limited to its investment in Dow Corning which, after the 1995 second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
  The Company is separately named as a defendant in over 14,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
  Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury

                           --- Page 8 ---
could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that, under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a stockholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
  After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeal for the 4th District affirmed the trial court's order granting summary judgment to the Company. On July 9, 1998, the California Supreme Court affirmed the decision of the Court of Appeal, and the California summary judgment order in favor of the Company is now final. The Michigan ruling was made final on March 20, 1997. This decision has been appealed by plaintiffs. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. New York's highest court subsequently denied plaintiffs' petition for review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. On August 18, 1997, at the conclusion of the first of four phases of this case, the jury found in part that the Company had been negligent in the testing and/or research of silicone, had misrepresented and concealed unspecified hazards associated with using silicone in the human body and had conspired with Dow Corning to misrepresent or conceal such hazards. The Company has appealed the jury's verdict. On December 1, 1997, the trial court decertified the class. Further action in the Spitzfaden case will commence, if at all, only after the resolution of pending appeals. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts which are then transferred to the United States District Court, Eastern District of Michigan. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the product liability cases described above.
  The Company was also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25, 1995 decision, and granted the Company's request to enter a final judgment in its favor. The United States Court of Appeals for the Eighth Circuit affirmed the summary judgment in favor of the Company on May 16, 1997. That judgment is now final.
  On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's stockholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear

                           --- Page 9 ---
appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed cross-claims and/or third party claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
  In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
  In addition to the jury findings in the first phase of the Louisiana state case noted above, three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995 a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. On December 31, 1998, the Nevada Supreme Court reversed and vacated the $10 million punitive damages award and affirmed the $4.15 million compensatory damages award. The Company filed a motion asking the Court to reconsider that portion of its opinion affirming the compensatory damages award. On February 12, 1999, that motion was denied. The Company intends to file a petition for a writ of certiorari with the United States Supreme Court regarding this case. The Company has filed a claim in Dow Corning's bankruptcy proceedings to recover from Dow Corning its share of any monies the Company might pay as a result of the Nevada verdict or any other adverse decision related to Dow Corning's products.
  On May 13, 1997, United States District Court Judge Denise Page Hood ordered that all breast implant claims currently pending against the Company as to which judgment had not been entered, whether pending in state or federal courts, be transferred to the United States District Court, Eastern District of Michigan pursuant to a decision issued by the United States Court of Appeals for the Sixth Circuit on May 8, 1997. On August 1, 1997, Judge Hood issued her case management order with respect to the transferred claims, and ordered that all implant claims later filed in federal or state courts against the Company should likewise be transferred. On August 5, 1997, the Tort Committee in Dow Corning's bankruptcy case filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the May 8, 1997 decision of the Sixth Circuit. On November 10, 1997, the Supreme Court denied the Tort Committee's petition.
  Judge Hood's May 13, 1997 order transferred the Louisiana state court breast implant case, Spitzfaden v. Dow Corning, et al., to the United States District Court, Eastern District of Michigan. The plaintiffs in that case filed an emergency motion to transfer, or abstain and remand, the case back to the Louisiana state court. On May 21, 1997, Judge Hood "abstain(ed) from the claims involved in Phases I and II" of that case resulting in its return to the Louisiana state court and the resumption of the trial. The Company sought review of Judge Hood's May 21 decision by the United States Court of Appeals for the Sixth Circuit. On June 25, 1998, the Sixth Circuit rejected the Company's argument that Judge Hood's May 21, 1997 order returning Phases I and II of the Spitzfaden proceeding to Louisiana was an abuse of her discretion.
  On July 7, 1998, Dow Corning, the Company and Corning, on the one hand, and the Tort Claimants' Committee in Dow Corning's bankruptcy on the other, agreed on a binding Term Sheet to resolve all tort claims involving Dow Corning's silicone medical products, including the claims against Corning and the Company. The agreement set forth in the Term Sheet was memorialized in a Joint Plan Of Reorganization (the "Joint Plan") filed by Dow Corning and the Tort Claimants' Committee on November 9, 1998. On February 4, 1999, the court approved the disclosure statement describing the Joint Plan. Before the Joint Plan can become effective, however, it will be subject to a vote by the claimants, a confirmation hearing and all relevant provisions of the Bankruptcy Code. Accordingly, there can be no assurances at this time that the Joint Plan will become effective.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its stockholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, will have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

                           --- Page 10 ---

Environmental Matters
On March 19, 1998, the United States Environmental Protection Agency
(the "EPA") filed a complaint against the Company alleging violations of the Comprehensive Environmental Response, Compensation and
Liability Act and the Emergency Planning and Community Right-to-Know
Act. The complaint sought civil fines totaling $110,000. On September
14, 1998, the EPA withdrew the complaint with prejudice.
  On March 25, 1998, Dow AgroSciences LLC, a wholly owned subsidiary of the Company, made a written inquiry to the EPA with regard to alleged violations of the Federal Insecticide, Fungicide and Rodenticide Act for which the EPA has verbally indicated that it is seeking a civil penalty in the amount of $792,000.
  On November 13, 1998, the Michigan Department of Environmental
Quality ("MDEQ") commenced an investigation of alleged unpermitted release and improper storage of material containing dioxin and furans at Radian International LLC's ("Radian") waste treatment facility which is located within the Company's Michigan Operations manufacturing site. This waste treatment facility processes dried tertiary pond solids for transport to the Company's incinerator under an agreement with the State of Michigan. The Company has been included in the MDEQ investigation even though the waste treatment facility in question is owned and operated by Radian. At this juncture, a fine in excess of $100,000 against both companies is possible, although the Company may ultimately have indemnification rights against Radian.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company's executive officers as of March 15, 1999.

ARNOLD A. ALLEMANG, 56. DOW VICE PRESIDENT, OPERATIONS. DIRECTOR SINCE 1996. Employee of Dow since 1965. Director of Technology Centers, Dow U.S.A. 1989-92. Manufacturing General Manager, Dow Benelux N.V.* 1992-93. Regional Vice President, Manufacturing and Administration, Dow Benelux N.V.* 1993. Vice President, Manufacturing Operations, Dow Europe S.A.* 1993-95. Dow Vice President and Director of Manufacturing and Engineering 1996-97. Dow Vice President, Operations 1997 to date. Director of Liana Limited.* Representative on the Members Committees of DuPont Dow Elastomers L.L.C.* President of Dow Environmental Inc.* Member of the American Chemical Society and the Advisory Board, Center for Chemical Process Safety, American Institute of Chemical Engineers.

ANTHONY J. CARBONE, 58. DOW EXECUTIVE VICE PRESIDENT. DIRECTOR SINCE 1995. Employee of Dow since 1962. Dow Latin America Marketing Director for Plastics 1974-76. Dow Business Manager for Styrofoam 1976-80, Director of Marketing for Functional Products and Systems 1980-83. Dow U.S.A. General Manager of the Coatings and Resins Department 1983-86, General Manager of Separation Systems 1986-87, Vice President Dow Plastics 1987-91. Dow North America Group Vice President for Plastics 1991-93. Group Vice President, Global Plastics 1993-95. Group Vice President - Global Plastics, Hydrocarbons and Energy 1995-96. Executive Vice President, 1996 to date. Board member of the Society of Plastics Industries and the American Plastics Council. Member of the American Chemical Society.

RICHARD M. GROSS, 51. DOW VICE PRESIDENT AND DIRECTOR OF RESEARCH AND DEVELOPMENT. Employee of Dow since 1974. Research and Development Director, North American Chemicals and Metals/Hydrocarbons 1992-95. Director of Core Technologies Research and Development 1995-98. Director of Continental Operations 1995-97. Vice President of Dow North America and Director of Michigan Operations 1997-98. Vice President and Director of Research and Development 1998 to date. Recipient of 1996 Genesis Award for Excellence in People Development. Member of the American Chemical Society, the American Institute of Chemical Engineers, and National Chemical Sciences Roundtable. Past member of the Governing Board and Executive Committee, the Council for Chemical Research. Member and past chair, External Advisory Board, Chemical Engineering Department, Georgia Institute of Technology.

G. MICHAEL LYNCH, 55. DOW VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1997. Controller for Plastics and Trim Division, Ford Motor Company 1991-93. Assistant Corporate Controller, International Automotive Group and Financial Services, Ford Motor Company 1993-94. Controller, Automotive Components Division, Ford Motor Company 1994-
97. Vice President and Controller, The Dow Chemical Company, 1997 to date. Director of Dow Credit Corporation;* Dow Holdings, Inc.;* Dow Financial Holding, Inc.;* and Diamond Capital Management, Inc.*

                           --- Page 11 ---

GEOFFERY E. MERSZEI, 47. DOW VICE PRESIDENT AND TREASURER. Employee of Dow since 1978. Director of Finance, Dow Chemical (Hong Kong) Limited* 1989-92. Director of Finance, Dow Europe S.A.* 1992-96. Vice President and Treasurer, The Dow Chemical Company 1996 to date. Member of the Conference Board's Council of Financial Executives. Chairman of the Committee on Corporate Finance for the Financial Executive Institute. Member of the Citibank Advisory Board.

MICHAEL D. PARKER, 52. DOW EXECUTIVE VICE PRESIDENT AND PRESIDENT OF DOW NORTH AMERICA. DIRECTOR SINCE 1995. Employee of Dow since 1968. Dow Europe S.A.* Product Marketing Manager for Epoxy Resins 1977-79. Director of Marketing for Inorganic Chemicals 1979-82. Director of Marketing for Organic Chemicals 1982-83. Commercial Director for the Functional Products Department 1983-84. Dow U.S.A. General Manager of the Specialty Chemicals Department 1984-87. Dow Chemical Pacific Limited* Commercial Vice President 1987-88, President 1988-93. Dow Group Vice President 1993-96. Group Vice President - Chemicals and Hydrocarbons 1993-95. Vice President for Chemicals and Metals 1995 to date. President Dow North America 1995 to date. Executive Vice President 1996 to date. Director, Destec Energy, Inc. 1995-97. Director of the National Association of Manufacturers, the National Legal Center for the Public Interest and the Chlorine Chemistry Council.

FRANK P. POPOFF, 63. CHAIRMAN OF THE DOW BOARD OF DIRECTORS. DIRECTOR SINCE 1982. Employee of Dow since 1959. Dow Europe S.A.* Executive Vice President 1980-81, President 1981-85. Dow Executive Vice President 1985-87, President 1987-93, President and Chief Operating Officer 1987, Chief Executive Officer 1987-95, Chairman of the Board 1992 to date. Director of American Express Company; U S WEST, Inc.; Chemical Financial Corporation; United Technologies Corporation; the Indiana University Foundation; and the Michigan Molecular Institute. Past Chairman of the Chemical Manufacturers Association. Member of The Business Council, The Conference Board, and the American Chemical Society.

J. PEDRO REINHARD, 53. DOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. DIRECTOR SINCE 1995. Employee of Dow since 1970. Dow Brazil Area Finance Director 1978-81. Dow Europe S.A.* Finance Director 1981-85. Dow Assistant Treasurer 1984-85. Dow Europe S.A.* Vice President 1985-88. Managing Director, Dow Italy 1985-88. Dow Treasurer 1988-96, Vice President 1990-95, Financial Vice President 1995-96, Chief Financial Officer 1995 to date, Executive Vice President 1996 to date. Chairman of the Board of Liana Limited.* Representative on the Members Committee, Dow AgroSciences LLC.* Member of the Financial Accounting Standards Advisory Council, the Financial Executives Institute and The Conference Board's Council of Financial Executives.

JOHN SCRIVEN, 56. DOW VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY. Employee of Dow since 1975. General Counsel, Dow Europe S.A.* 1983-
93. Vice President, Dow Europe S.A.* 1986-93. Associate General Counsel 1993-94. Vice President and General Counsel, 1994 to date. Secretary 1996 to date. Chairman, Global Ethics & Compliance Committee 1998 to date. Solicitor, Supreme Court of the United Kingdom, Member, State Bar of Michigan. Visiting Professor at McGeorge School of Law, University of the Pacific, Sacramento, California. Guest Lecturer to the Swiss Banking Institute, Zurich, Switzerland. Member, North America Board of Advisors of the Swiss American Chamber of Commerce. Member, Board of Directors of the American Arbitration Association.

WILLIAM S. STAVROPOULOS, 59. DOW PRESIDENT AND CHIEF EXECUTIVE OFFICER. DIRECTOR SINCE 1990. Employee of Dow since 1967. President of Dow Latin America 1984-85. Dow U.S.A. Commercial Vice President for Basics and Hydrocarbons 1985-87. Group Vice President for Plastics and Hydrocarbons 1987-90. President of Dow U.S.A. 1990-93. Dow Vice President 1990-91, Senior Vice President 1991-93, Chief Operating Officer 1993-95, President 1993 to date, Chief Executive Officer 1995 to date. Director of Dow Corning Corporation,* NCR Corporation, BellSouth Corporation, Chemical Financial Corporation, and Chemical Bank and Trust Company. Representative on the Members Committee, Dow AgroSciences LLC.* Member of the American Chemical Society, The Business Council, The Business Roundtable, and the Society of Chemical Industry. Serves on the Joint Automotive Suppliers Governmental Action Council and the University of Notre Dame Advisory Council for the College of Science. Board member of the American Plastics Council, Chemical Manufacturers Association, University of Washington Foundation, American Enterprise Institute for Public Policy Research, Midland Community Center, and U.S. Council for International Business.

                           --- Page 12 ---

LAWRENCE J. WASHINGTON, JR., 53. DOW VICE PRESIDENT, ENVIRONMENT, HEALTH & SAFETY, HUMAN RESOURCES AND PUBLIC AFFAIRS. Employee of Dow since 1969. General Manager, Western Division 1987-90. Vice President, Dow North America, and General Manager of the Michigan Division 1990-94. Vice President, Human Resources 1994 to date. Vice President, Environment, Health & Safety and Public Affairs 1997 to date. Director of Chemical Bank and Trust Company and Liana Limited.* Member of the National Advisory Board for Michigan Technological University and the Advisory Council, College of Engineering and Science, University of Detroit Mercy.


* A number of Company entities are referenced to in the biographies and are defined as follows. (Some of these entities have had various names over the years. The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of the Annual Meeting record date.) Dow Corning Corporation and DuPont Dow Elastomers L.L.C. - companies ultimately 50 percent-owned by Dow. Dow AgroSciences LLC, Dow Benelux N.V., Dow Chemical (Hong Kong) Limited, Dow Chemical Pacific Limited, Dow Credit Corporation, Dow Environmental Inc., Dow Europe S.A., Dow Holdings, Inc., Dow Financial Holding, Inc., Diamond Capital Management, Inc., and Liana Limited - all ultimately wholly owned subsidiaries of Dow. Ownership by Dow described above may be either direct or indirect.


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The principal market for the Company's common stock is the New York Stock Exchange. On February 11, 1999, the Company declared a cash dividend of 87 cents per share, payable April 30, 1999, to stockholders of record on March 31, 1999. This will be the 349th consecutive quarterly dividend since 1912. There were 91,660 common stockholders of record as of March 15, 1999. The Company estimates that there were an additional 105,000 stockholders whose shares were held in nominee names at December 31, 1998.
  Quarterly market and dividend information can be found in Part II,
Item 8 (Financial Statements & Supplementary Data) on page 54.

                           --- Page 13 ---


ITEM 6.  SELECTED FINANCIAL DATA

The Dow Chemical Company and Subsidiaries
Five-year Summary of Selected Financial Data
In millions, except as noted      (Unaudited)            1998        1997        1996        1995        1994
--------------------------------------------------------------------------------------------------------------
Summary of Operations (1)
 Net sales                                            $18,441     $20,018     $20,053     $20,200     $16,742
 Cost of sales                                         13,799      14,679      14,108      13,337      12,131
 Insurance and finance company operations,
    pretax income                                        (112)       (113)        (78)        (61)        (40)
 Research and development expenses                        807         785         761         808         783
 Promotion and advertising expenses                       125         371         370         416         411
 Selling and administrative expenses                    1,541       1,509       1,766       1,771       1,594
 Amortization of intangibles                               88          61          39          38          43
 Purchased in-process research and development            349           -           -           -           -
 Special charges                                          458           -           -           -           -
 -------------------------------------------------------------------------------------------------------------
 Operating income                                       1,386       2,726       3,087       3,891       1,820
 Other income (expense)                                   980         511         405        (222)         77
 -------------------------------------------------------------------------------------------------------------
 Earnings before interest, income taxes
    and minority interests                              2,366       3,237       3,492       3,669       1,897
 Interest expense - net                                   354         289         204         140         271
 -------------------------------------------------------------------------------------------------------------
 Income before income taxes and minority
    interests                                           2,012       2,948       3,288       3,529       1,626
 Provision for income taxes                               685       1,041       1,187       1,442         654
 Minority interests' share in income                       17          99         194         196         200
 Preferred stock dividends                                  6           6           7           7           7
 -------------------------------------------------------------------------------------------------------------
 Income from continuing operations                      1,304       1,802       1,900       1,884         765
 Discontinued operations net of income taxes                -           -           -         187         166
 -------------------------------------------------------------------------------------------------------------
 Net income available for common stockholders         $ 1,304     $ 1,802     $ 1,900     $ 2,071      $  931
 -------------------------------------------------------------------------------------------------------------
 Per share of common stock (dollars):
    Income from continuing operations -
       basic                                            $5.83       $7.81       $7.71       $7.03       $2.77
    Net income available for common
       stockholders - basic                             $5.83       $7.81       $7.71       $7.72       $3.37
    Income from continuing operations -
       diluted                                          $5.76       $7.70       $7.60       $6.93       $2.75
    Net income available for common
       stockholders - diluted                           $5.76       $7.70       $7.60       $7.61       $3.34
    Cash dividends declared                             $3.48       $3.36       $3.00       $2.90       $2.60
    Cash dividends paid                                 $3.48       $3.24       $3.00       $2.80       $2.60
 Weighted-average common shares outstanding             223.5       230.6       246.3       268.2       276.1
 Convertible preferred shares outstanding                 1.4         1.4         1.5         1.5         1.5
--------------------------------------------------------------------------------------------------------------
Year-end Financial Position
 Total assets                                         $23,830     $24,040     $24,673     $23,582     $26,545
 Working capital (2)                                    1,198       1,629       4,276       5,451       2,339
 Property - gross                                      24,435      23,345      23,737      23,218      23,210
 Property - net                                         8,447       8,052       8,484       8,113       8,726
 Long-term obligations and redeemable
    preferred stock                                     4,094       4,245       4,230       4,733       5,325
 Total debt                                             5,877       6,258       5,468       5,403       6,578
 Net stockholders' equity                               7,429       7,626       7,954       7,361       8,212
--------------------------------------------------------------------------------------------------------------
Financial Ratios
 Research and development expenses as
    percent of net sales (1)                             4.4%        3.9%        3.8%        4.0%        4.7%
 Income before income taxes and minority
    interests as percent of net sales (1)               10.9%       14.7%       16.4%       17.5%        9.7%
 Return on stockholders' equity                         17.5%       23.5%       23.8%       26.9%       11.3%
 Book value per share of common
    stock (dollars)                                    $33.91      $34.04      $33.13      $30.69      $29.71
 Debt as a percent of total capitalization              42.3%       42.8%       35.2%       36.3%       38.0%
--------------------------------------------------------------------------------------------------------------
General
 Capital expenditures                                  $1,546      $1,198      $1,344      $1,417      $1,183
 Depreciation (1)                                       1,188       1,208       1,259       1,369       1,224
 Salaries and wages paid                                2,816       2,882       2,944       2,734       3,239
 Cost of employee benefits                                637         666         700         696         832
 Number of employees at year-end (thousands)             39.0        44.1        40.3        39.5        53.7
 Number of stockholders of record at
    year-end (thousands) (3)                             93.0        97.2       104.6       111.1       114.5
--------------------------------------------------------------------------------------------------------------
(1) Restated for the sale of the pharmaceutical businesses in 1995.
(2) Prior years' amounts reclassified to conform to the presentation adopted for 1998.
(3) Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 105,000 stockholders whose shares were held in nominee names at December 31, 1998.

                           --- Page 14 ---


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of the company. This section covers the current performance and outlook of the company and each of its operating segments. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the company's operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental, and technological factors, as well as issues related to Year 2000 and the Euro conversion. Accordingly, there is no assurance that the company's expectations will be realized.

RESULTS OF OPERATIONS
Dow's sales for 1998 were $18.4 billion, down 8 percent from $20.0 billion in 1997 and $20.1 billion in 1996. Lower selling prices reduced sales for the year by 10 percent, or $2.0 billion, while volume improved 2 percent from 1997 (see Sales Price and Volume table on page 19). Compared with 1997, sales prices were lower in all operating segments and all geographic areas as the chemical industry approached trough-level pricing. Volume growth was strong for Performance Chemicals and Agricultural Products as strategic acquisitions offered new products and broader global presence.
  Sales in the United States accounted for 40 percent of total sales in 1998, down from 44 percent in 1997 and 1996, primarily due to the sale of the DowBrands consumer products business in early 1998. Sales and other information by operating segment and geographic area are provided in Note R to the Financial Statements.
  Dow continued to further restructure its portfolio toward performance businesses in 1998. Changes included the acquisition of Isopol for the production and commercialization of toluene diisocyanate (TDI) in Latin America, the acquisition of the remaining shares of Mycogen Corporation (Mycogen), the integration of Sentrachem Limited (Sentrachem), and the divestitures of DowBrands, Radian International LLC (Radian) and Dow-United Technologies Composite Products, Inc. (Dow-UT). Details for these events are included in Note C to the Financial Statements.
  1998 was a challenging year, and Dow expects 1999 to be the same, partly because the economy will continue to be affected by the financial crisis in Asia Pacific. Weakening economic conditions are anticipated to restrict volume growth. Prices are expected to stabilize in the latter part of the year at trough levels. Dow continues, however, to follow its strategy to achieve productivity improvements, develop value-growth opportunities and further refine its business portfolio, in order to achieve its objective of positive results across the business cycle.

PERFORMANCE PLASTICS
Sales for Performance Plastics were $5.1 billion in 1998, compared with $5.2 billion in 1997 and $5.3 billion in 1996. An overall volume gain of 3 percent in 1998 partially offset a price decline of 5 percent versus the previous year. In 1997, the segment showed a 7 percent volume gain and an 8 percent price decline versus 1996. Earnings before Interest, Income Taxes and Minority Interests (EBIT) increased 5 percent to $1.1 billion in 1998 from $1.0 billion in 1997, down from record EBIT of $1.2 billion in 1996. Lower raw material costs and productivity improvements resulted in improved profitability in 1998 compared with the prior year.
  Sales for Adhesives, Sealants and Coatings were up 13 percent from last year, primarily due to strong volume growth. In 1998, new Systems House polyurethanes formulation capacity was added to meet growing demand in Europe and Latin America, and a new operation was started up in China.
  Engineering Plastics sales were up 2 percent compared with the prior year with volume up 5 percent and prices down 3 percent. Double digit volume growth in polycarbonate was offset by weak results in thermoplastic polyurethane (TPU) due to a slowdown in sales to the athletic footwear and automotive industries. Reductions in conversion costs and operating expenses combined with lower raw material costs resulted in improved profitability.
  Epoxy Products and Intermediates sales declined 7 percent from last year. Prices were down 6 percent and volume was off 1 percent from peak levels in 1997. Turmoil in the Asia Pacific economies significantly reduced exports to the region and forced epoxy producers in Asia Pacific to seek overseas markets for their products. These factors contributed to price pressure globally.
  In 1998, Fabricated Products posted a 2 percent volume increase, partially offsetting a 6 percent price decline resulting from competitive pressures in key markets. Lower raw material costs combined with productivity improvements allowed the business to maintain profits despite lower revenue. The business gained volume in the North American commercial and roofing sectors and recorded 6 percent volume growth for building materials in Europe. Engineered laminates and films experienced solid gains in both volume and profitability.
  Polyurethanes sales were down 5 percent in 1998 versus the prior year. Prices were down 6 percent, with declines in most geographic regions. The Asia Pacific crisis heavily impacted volume as demand was down 19 percent in the region compared with 1997. This volume decline was offset by volume increases in Latin America driven mainly by the Isopol acquisition. To meet overall increasing global demand, Dow started up a new copolymer polyol (CPP) plant in Terneuzen, the Netherlands. Additional CPP capacity will start up in Freeport, Texas, in 1999.

                           --- Page 15 ---

Outlook for 1999
The Performance Plastics segment expects continued solid performance in 1999. Price pressure is expected to moderate and improved volume growth is anticipated.
  In 1999, Engineering Plastics expects higher sales volumes offset by declining sales prices. The January 1999 start-up of Dow's second polycarbonate train at Stade, Germany, is expected to ease supply shortages and allow volume growth to continue at double digit rates in Europe and Asia. However, the supply/demand imbalance for TPU will likely continue into 1999. Dow will market nylon 6,6 for injection molded applications on a worldwide basis starting in 1999 as part of a marketing alliance with Solutia Inc.
  The Epoxy Products and Intermediates business anticipates modest volume growth and continued pressure on prices in 1999. Potential consolidations in both the epoxy and global coatings businesses create uncertainty regarding the future competitive balance in the global epoxy business.
  Sales volume for Fabricated Products is expected to grow as a result of continued construction growth, geographic expansion and new products. The overall business environment will likely remain very competitive into 1999. Demand for Fabricated Products is expected to continue to be influenced by general economic activity, including housing starts, demand for durable goods and more stringent energy insulation standards worldwide.
  Polyurethanes expects solid volume growth overall despite the continuation of depressed economic conditions in Asia Pacific. Additional industry capacity is expected to continue to negatively influence prices in 1999; however, reduced conversion costs and operating expenses are expected to help offset the anticipated price declines.

PERFORMANCE CHEMICALS
Sales of Performance Chemicals were $2.6 billion in 1998, compared with $2.5 billion in 1997 and $2.4 billion in 1996. The segment experienced a strong volume gain of 11 percent, along with a price decline of 4 percent compared with 1997. In 1997, sales reflected an 11 percent volume gain with a 7 percent price decline versus 1996.
  1998 EBIT was $427 million versus $399 million in 1997. EBIT increased as higher volume and lower feedstock costs more than offset the effect of price declines and additional costs associated with the integration of Hampshire Chemical Corp., acquired through the Sentrachem acquisition. In 1996, EBIT was $408 million.
  In 1998, Emulsion Polymers posted a 4 percent increase in volume compared with the previous year, largely offsetting a 5 percent price decline. Overall profitability was maintained in 1998 as price declines were offset by lower raw material costs. Demand for styrene butadiene (S/B) latex for coated paper remained strong in most geographies.
  Specialty Chemicals volume grew 14 percent in 1998, primarily due to the addition of Hampshire Chemical and strong demand for Methocel cellulose ethers, polyglycols, superabsorbents and antimicrobials. Prices declined 3 percent in 1998 primarily due to competitive pressures in liquid separations, superabsorbents, polyglycols and oxygenated solvents.

Outlook for 1999
Performance Chemicals' good performance is expected to continue in 1999, with solid volume growth anticipated by both of the segment's businesses.
  During 1998, the Emulsion Polymers business agreed to purchase Shell's synthetic rubber business. The transaction, involving the acquisition of two European plants, is expected to close in early 1999. This business will be combined with the existing synthetic rubber volume supplied by Buna Sow Leuna Olefinverbund (BSL). Due to this acquisition and higher S/B latex volume in North America and Asia Pacific, the business expects significant volume growth in 1999.
  Specialty Chemicals is anticipating another good year in 1999 despite a challenging economic environment. Volume growth will be facilitated by capacity increases in polyglycols and superabsorbents, and prior acquisitions such as a range of water soluble polymers acquired from Courtaulds Chemicals.

AGRICULTURAL PRODUCTS
Agricultural Products sales rose 10 percent to $2.4 billion in 1998, compared with $2.1 billion in 1997 and $1.9 billion in 1996. While sales volume grew 13 percent, prices, including the unfavorable impact of currency, fell 3 percent compared with 1997. The substantial volume growth in 1998 resulted from the introduction of new products in all markets, strength in the existing product portfolio, exceptional demand in Latin America and the addition of Sanachem, through the Sentrachem acquisition in December 1997. In 1997, sales volume grew 17 percent while prices declined 7 percent versus 1996.
  EBIT, excluding unusual items, was $154 million in 1998 versus $233 million in 1997. The results of the agricultural business were lower in 1998 as significant expenditures were made to build biotechnology capabilities. Unusual items recorded in 1998 totaled $363 million and included charges for purchased in-process research and development (see Note B to the Financial Statements) related mainly to the acquisitions of Sanachem, the remaining 40 percent share of DowElanco (since renamed Dow AgroSciences LLC) owned by Eli Lilly and Company, and the remaining shares in Mycogen, and environmental remediation costs. Unusual items recorded in 1997 totaled $20 million and included property write-downs and insurance restructuring related to the purchase of the remaining 40 percent share of DowElanco. In 1996, EBIT was $304 million.

                           --- Page 16 ---

  New products performed well in 1998, both in terms of efficacy and market acceptance. Sales for spinosad insect control products were triple that of 1997. The Sentricon Termite Colony Elimination System continued to gain wide acceptance in urban pest applications and experienced excellent growth in sales. The launch of FirstRate herbicide was highly successful, resulting in significant new business and sold-out capacity.
  The business' plant genetics and biotechnology platform is focused on three segments: seeds, traits and value-added grains. During the year, the biotech strategy was significantly advanced through strategic acquisitions, joint ventures, research agreements, alliances and the buildup of internal capabilities. The outstanding shares of Mycogen were purchased, providing significant benefits in advancing our intellectual property, germplasm and research capabilities. Through Mycogen, four seed companies in Brazil and one in Argentina were acquired, and a joint venture was formed with J. G. Boswell Company to develop and market cotton seeds globally. A research agreement with Biosource Technologies, Inc. was entered into for the development of a genomics program to identify and patent novel genes for industrial and agricultural biotechnology at a pace significantly faster than previous genomics programs. Research collaborations, through Mycogen and Dow AgroSciences, with Rhone-Poulenc Agro were announced to conduct research to develop genetically modified plants and seed products containing multiple traits. A new company, Advanced AgriTraits LLC, was formed to serve as a clearinghouse for companies seeking to bolster their biotechnology offerings.

Outlook for 1999
Dow AgroSciences expects substantial growth in 1999 due to geographic expansion of new products such as spinosad products, along with additional new product launches and resumed growth in Asia Pacific. Significant investment spending will continue for plant genetics and biotechnology, including potential value-added alliances, acquisitions and joint ventures to continue building a competitive capability.

PLASTICS
Plastics reported sales of $3.8 billion in 1998, down 9 percent from 1997. A volume increase of 7 percent was offset by a price decline of 16 percent. In 1997, Plastics reported sales up 6 percent from 1996 with a volume increase of 7 percent offset by a modest price decline of 1 percent.
  EBIT for Plastics decreased 32 percent to $607 million in 1998, primarily due to a decline in selling prices which was only partially offset by lower hydrocarbon feedstock costs. EBIT for 1997 was $892 million, up from $827 million in 1996, as stronger volumes more than offset lower prices.
  Polyethylene resins experienced an 8 percent increase in volume globally with North America, Europe and Latin America more than compensating for a drop in Asia Pacific. Overall, 1998 sales for polyethylene resins declined 11 percent as the increase in volume was more than offset by continued price pressure globally. Sales of Elite enhanced polyethylene resins launched in 1997 more than doubled globally in 1998. During the year, Dow started up a new polyethylene plant in Fort Saskatchewan, Alberta, Canada, that is capable of producing both traditional solution process polyethylene resins and resins made via Insite Technology. Through the Sentrachem acquisition, Dow acquired a 50 percent ownership in a high density slurry process polyethylene facility in South Africa. During 1998, output from a new BSL polyethylene plant in Germany became available and construction was begun on a solution process polyethylene plant in Bahia Blanca, Argentina.
  BSL completed construction of a new polyethylene terephthalate
(PET) plant in 1998. Under a marketing and sales agreement, the output of this plant became available to Dow. Lighter C enhanced PET for bottles was introduced with the approval of major soft drink and mineral water bottlers. Interest in licenses for purified terephthalic acid (PTA) technology continued to be strong.
  Polystyrene sales were down 9 percent from 1997 as volume growth partially offset continued downward pricing pressure. Although the crisis in Asia Pacific had a negative impact, lower demand in several of the Asian countries was offset by an increased demand in China.
  Cargill Dow Polymers LLC, a 50:50 limited liability company formed in 1997 with Cargill, Inc., moved forward toward commercializing polylactic acid (PLA), a new polymer platform with multiple applications based on renewable agricultural resources such as corn, wheat or sugar beets.
  In the Polypropylene business, demand grew more than 7 percent over 1997 despite a substantial slowdown in Asia Pacific. Pricing came under pressure during 1998 due to excess capacity with the addition of industry capacity in Asia Pacific and North America. Dow's sales and volume in 1998 more than doubled over 1997 as successful market penetration in Europe and North America continued. Through the Sentrachem acquisition, Dow acquired 50 percent ownership in a polypropylene facility in South Africa. Polypropylene output from a new BSL facility became available in 1998.
  In 1998, DuPont Dow Elastomers L.L.C. (DDE), a 50:50 joint venture, continued the commercial launch of its next generation EPDM product line, Nordel IP hydrocarbon rubber, with significant progress in market penetration due to the product's improved processibility versus competitive materials. To lower fixed costs, DDE restructured its operations in the fourth quarter resulting in lower profits for 1998.

                           --- Page 17 ---

Outlook for 1999
It is expected that the Plastics segment will continue to experience strong volume growth and downward pricing pressure.
  Dow is planning to start up new plastics facilities in 1999 including a new polyethylene plant as part of the Dow-Siam Cement joint venture in Map Ta Phut, Thailand. Styron polystyrene from a new plant at BSL will become available in 1999. The addition of the new PET facility at BSL will help Dow strengthen its PET position in Central and Eastern Europe.

CHEMICALS
Chemicals sales were $2.4 billion in 1998, compared with $2.9 billion in 1997 and $3.0 billion in 1996. Prices declined 17 percent due to the economic crisis in Asia Pacific and heightened competitive pressures. Volume fell 1 percent during the year. In 1997, prices declined 2 percent while volume declined 2 percent versus 1996.
  EBIT, excluding unusual items of $168 million, was $361 million in 1998 compared with $695 million in 1997, primarily due to lower pricing in vinyl chloride monomer (VCM), ethylene dichloride (EDC) and ethylene glycol (EG). In addition, magnesium plant storm-related problems (and eventual shutdown) contributed to the decline in EBIT. 1998 unusual items recorded in this segment included write-offs related to the shutdown of the magnesium business and environmental remediation costs. EBIT of $695 million in 1997 was down from $755 million in 1996, due to lower prices and volume, and operating problems in North American facilities.
  1998 results for propylene oxide (PO) and derivatives were solid, despite an increasingly competitive global environment. Price and volume for PO and propylene glycol (PG) have remained strong compared with 1997. In contrast, 1998 was a very challenging year for ethylene oxide (EO) and EG in terms of price and volume, primarily due to economic conditions in Asia Pacific.
  Results for chlorinated organics in 1998 were improved versus 1997, as reductions in raw material costs more than offset the reductions in selling prices for finished products.
  Market pricing for polyvinyl chloride (PVC) in North America declined to more than 10 percent below the bottom of the 1991-1992 cycle despite demand growth of 5 percent versus 1997. This, combined with steep pricing declines in key raw materials, moved the North American VCM price to its lowest point in more than 20 years. Export VCM shipments from North America were reduced to minimal levels during the first half of 1998 due to the economic situation in Asia Pacific, but improved during the second half.
  Demand for caustic soda remained stable during the first half of 1998 while chlor-alkali production slowed, resulting in firm caustic soda values. During the second half of the year, however, caustic soda demand decreased and pricing started to decline.
  In 1998, Dow added new chlorine capacity at its site in Stade, Germany, and is continuing with previously announced plans for expansions of membrane chlorine capacity in Freeport, Texas, in 1999 and 2000. The additional capacity is planned to meet the company's increased internal chlorine demand supporting derivative businesses.
  In late 1998, the company shut down its sole magnesium metal plant in Freeport, Texas, and exited the magnesium business. A special charge of $113 million was recorded relative to this shutdown in the fourth quarter.

Outlook for 1999
Business conditions for EO/EG are expected to remain difficult through 1999. During 1998, demand was adversely impacted by the crisis in Asia Pacific, particularly in fibers; as a consequence, EG prices fell during 1998 and are anticipated to remain low during 1999. EG sales volume, however, is expected to increase compared with 1998.
  Demand for PO/PG remains fairly solid and 1999 volume is expected to increase compared with 1998.
  Excess supply for most chlorinated organics, partially caused by the economic crisis in Asia Pacific, is expected to continue through 1999. Demand for carbon tetrachloride is expected to continue to decline as a result of the impact of the Montreal Protocol.
  Continued unfavorable supply/demand balances and low chlorine and ethylene prices are expected to keep VCM prices depressed throughout 1999. Lower demand for EDC and VCM in Asia Pacific is expected to persist until the region's economic recovery begins in 2000 or beyond.
  It is expected that volume and pricing for caustic soda and chlorine will remain weak through 1999.

HYDROCARBONS AND ENERGY
Hydrocarbons and Energy sales were $1.5 billion in 1998, compared with $2.2 billion in 1997 and $2.4 billion in 1996. The segment experienced a volume decline of 12 percent, mainly due to the sale of Destec Energy, Inc. (Destec) in the second quarter of 1997. Prices declined 20 percent versus the previous year, in line with reductions in the prices of crude oil and related hydrocarbon feedstocks. 1997 versus 1996 showed a volume decline of 13 percent and a price increase of 2 percent.
  Hydrocarbons and Energy, which transfers materials to Dow's derivative businesses at cost, reported EBIT of $(5) million for 1998, compared with $220 million and $163 million in 1997 and 1996, respectively. 1997 EBIT included the operating results of Destec and a gain of $189 million from the sale of Destec in June 1997.

                           --- Page 18 ---

  The total cost of acquiring feedstock materials and energy for 1998 was reduced by $1.1 billion compared with 1997. In December 1997, the combination of high inventory of crude oil and refinery products in the industry and a reduction in demand in Asia Pacific caused a sharp decline in crude oil prices which continued throughout 1998. Toward the end of 1998, prices had declined to a 12-year low. In addition, the average price for natural gas on the U.S. gulf coast declined
16 percent from 1997.
  In 1998, Dow sold a power plant in Pittsburg, California, and closed an ethylbenzene/styrene manufacturing plant in Sarnia, Ontario, Canada. Also during 1998, Dow successfully brought on-line the expansion of a light hydrocarbon plant at Fort Saskatchewan, Alberta, Canada, and construction was begun on a new ethylene plant in Bahia Blanca, Argentina.

Outlook for 1999
Crude oil and feedstock prices are expected to remain low in 1999, but with high price volatility. Liberalization effects in Europe should result in lower energy costs there. Cracker margins are expected to remain under pressure similar to the second half of 1998. Ethylene, styrene and propylene are expected to be in an oversupply situation in 1999.

UNALLOCATED AND OTHER
Sales were $731 million, $962 million and $1.1 billion in 1998, 1997 and 1996, respectively. Sales in 1998 decreased 24 percent from 1997, primarily due to the divestitures of DowBrands and Radian. A gain on the sale of DowBrands of $816 million, partially offset by asset write-downs and other special charge items (primarily severance costs) totaling $357 million, accounted for the majority of the increase in EBIT to $264 million in 1998 (see Notes B and C to the Financial Statements). EBIT was $(222) million in 1997 and $(189) million in 1996. Research and developmental costs in New Businesses, employee severance costs, overhead cost variances not allocated to other segments, results of insurance and finance company operations, and several diversified businesses acquired in Dow's acquisition of Sentrachem in December 1997, are included in these results.
  New Businesses made significant changes in its portfolio, selling Radian, Dow-UT and the Tungsten Carbide business. These businesses were viewed as non-strategic to Dow. Significant resources are being committed to the development of an integrated biotechnology business platform. The focus of this effort is to build a sustainable industrial business in specialty products using biotechnology production tools and building on the use of renewable feedstocks.


COMPANY SUMMARY

Earnings before Interest, Income Taxes and Minority Interests (EBIT)
--------------------------------------------------------------------
EBIT was $2.4 billion in 1998, down 27 percent from $3.2 billion in 1997 and 32 percent from $3.5 billion in 1996. Earnings for 1998 were significantly reduced by several unusual items: purchased in-process research and development costs of $349 million and special charges of $458 million, as discussed in Note B to the Financial Statements, and environmental remediation costs of $120 million. Gross margin decreased $697 million versus 1997, as significant declines in selling prices were only partially offset by lower feedstock and energy costs and productivity improvements. 1997 gross margin decreased $606 million from 1996, primarily due to lower selling prices and unfavorable currency exchange rates.


Sales Price and Volume
                                            1998                      1997                      1996
---------------------------------------------------------------------------------------------------------------
Percent change from prior year      Price   Volume   Total    Price   Volume   Total    Price   Volume   Total
---------------------------------------------------------------------------------------------------------------
Operating Segments:
  Performance Plastics               (5)%       3%    (2)%     (8)%       7%    (1)%     (3)%       4%      1%
  Performance Chemicals              (4)       11      7       (7)       11      4       (6)        6       -
  Agricultural Products              (3)       13     10       (7)       17     10       (3)        2      (1)
  Plastics                          (16)        7     (9)      (1)        7      6      (18)       15      (3)
  Chemicals                         (17)       (1)   (18)      (2)       (2)    (4)     (10)        4      (6)
  Hydrocarbons and Energy           (20)      (12)   (32)       2       (13)   (11)      (6)        9       3
  Unallocated and Other               -       (24)   (24)       -       (10)   (10)       5         5      10
All Segments                        (10)%       2%    (8)%     (4)%       4%     -       (8)%       7%     (1)%
---------------------------------------------------------------------------------------------------------------
Geographic Areas:
  United States                      (7)%      (8)%  (15)%     (1)%       1%     -       (6)%       3%     (3)%
  Europe                            (12)       16      4       (8)        5     (3)%    (11)       10      (1)
  Rest of World                     (13)        4     (9)      (4)        8      4       (8)       11       3
All Areas                           (10)%       2%    (8)%     (4)%       4%     -       (8)%       7%     (1)%
---------------------------------------------------------------------------------------------------------------
Sales price includes the impact of currency.

                           --- Page 19 ---

Earnings before Interest, Income Taxes and Minority Interests (EBIT)
(Continued)

  Dow's global plant operating rate was 86 percent of capacity, down from 89 percent in 1997 and 1996. Depreciation expense was $1.2 billion in 1998 and 1997, and $1.3 billion in 1996.
  Operating expenses, which include research and development, and selling, general and administrative expenses, were $2.5 billion in 1998, a decrease of $192 million from $2.7 billion in 1997 and $424 million from $2.9 billion in 1996. The lower expenses in 1998 were the result of Dow's ongoing productivity improvements and changes in the company's business portfolio.
  Research and development expenses were $807 million for 1998, up 3 percent from $785 million in 1997 and 6 percent from $761 million in 1996. The increased expenses reflected the company's investment in biotechnology research.
  Selling, general and administrative expenses of $1.7 billion for 1998 were down $214 million versus 1997 and $470 million from $2.1 billion in 1996. Selling, general and administrative expenses represented 9 percent of sales in 1998 and 1997, down from 11 percent in 1996. Included in these expenses were promotion and advertising expenses of $125 million for 1998, which were down significantly from $371 million in 1997 and $370 million in 1996, primarily due to the sale of DowBrands.

Operating Costs and Expenses
Cost components as a percent of total          1998     1997     1996
----------------------------------------------------------------------
Hydrocarbons and energy                          24%      29%      28%
Salaries, wages and employee benefits            20       21       21
Maintenance                                       4        4        4
Depreciation                                      7        7        7
Supplies, services and other raw materials       45       39       40
----------------------------------------------------------------------
Total                                           100%     100%     100%
----------------------------------------------------------------------

  Dow's share of the earnings of nonconsolidated affiliates amounted to $64 million in 1998 compared with $75 million in 1997 and $66 million in 1996. The company has not recorded its share of equity earnings in Dow Corning since the first quarter of 1995 due to Dow Corning's filing for protection under Chapter 11 and the write-down of the company's investment. See Note P to the Financial Statements for further discussion of Dow Corning's breast implant litigation.
  Sundry income includes a variety of income and expense items including royalty income, the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income increased to $916 million in 1998 versus $436 million in 1997 and $339 million in 1996. Sundry income for 1998 included a pretax gain of $816 million on the sale of DowBrands. During the previous two years, Dow sold or restructured its interest in a number of businesses, including Destec in 1997, which resulted in a pretax gain of $189 million, and Boride Products, Crestar Energy and Cynara in 1996. In addition, the company realized a pretax gain of $120 million in 1996 from the sale of a portion of its ownership in Oasis Pipeline.
  Personnel count was 39,029 at December 31, 1998, 44,078 at the end of 1997 and 40,289 at the end of 1996. The significant reduction in employees during 1998 was due to the DowBrands and Radian divestitures and severance plans adopted in the first quarter of the year (see Notes B and C to the Financial Statements). The increase in 1997 over 1996 resulted from the addition of approximately 5,200 employees from the Sentrachem acquisition.

Net Income
Net income available for common stockholders in 1998 was $1.3 billion or $5.76 per share (diluted), compared with $1.8 billion or $7.70 per share in 1997 and $1.9 billion or $7.60 per share in 1996.
  The following table summarizes the impact of unusual items on diluted earnings per common share:

                                               1998     1997     1996
---------------------------------------------------------------------
Impact of sale of DowBrands and other
   unusual charges                            $(.31)       -        -
Impact of sale of Destec Energy, Inc.
   and other one-time events                      -    $ .23        -
Other earnings                                 6.07     7.47    $7.60
---------------------------------------------------------------------
Earnings per common share - diluted           $5.76    $7.70    $7.60
---------------------------------------------------------------------

  Interest income in 1998 was $139 million, down 24 percent from $182 million in 1997 and 52 percent from $290 million in 1996. Higher interest income in 1996 was primarily attributable to the investment of the cash received from the sale of the pharmaceutical businesses in 1995. The decline in interest income for 1997 and 1998 resulted from the company's use of cash for acquisitions. Acquisitions and divestitures are discussed in Note C to the Financial Statements.
  Interest expense (net of capitalized interest) and amortization of debt discount were $493 million in 1998 compared with $471 million in 1997 and $494 million in 1996.

                           --- Page 20 ---

  The provision for income taxes was $685 million in 1998 versus $1 billion in 1997 and $1.2 billion in 1996. Dow's overall effective tax rate for 1998 was 34 percent versus 35.3 percent for 1997 and 36.1 percent for 1996. The underlying factors affecting Dow's overall effective tax rates are summarized in Note D to the Financial Statements. U.S. and other tax law and rate changes during the year did not have a material impact on Dow.
  Minority interests' share of net income in 1998 was $17 million compared with $99 million in 1997 and $194 million in 1996. The decrease in minority interest versus prior years resulted from the acquisition of the remaining 40 percent share in DowElanco, the divestiture of Destec and the redemption of partners' capital accounts in DowBrands L.P. (see Notes C and K to the Financial Statements).

Liquidity and Capital Resources
Operating activities provided $2.9 billion in cash in 1998, compared with $3.7 billion in 1997 and $3.4 billion in 1996 (see the Consolidated Statements of Cash Flows). The items affecting operating activities are discussed in the EBIT and Net Income sections. Investing activities used $1.1 billion in cash in 1998, $3.3 billion in 1997 and $2.2 billion in 1996. The divestitures of DowBrands and Radian provided additional net cash proceeds of $1.3 billion in 1998. Cash was used to repurchase shares of the company's common stock, to reduce total debt by $381 million, to purchase the remaining shares of Mycogen and an ownership interest in Isopol, and for other normal activities. In 1997, the sale of Destec generated additional net cash proceeds of $907 million. The increased use of cash during 1997 resulted from the acquisition of the remaining 40 percent share in DowElanco, the acquisition of Sentrachem, the purchase of 80 percent interest in BSL and the redemption of partners' capital accounts in DowBrands L.P. (see Notes C and K to the Financial Statements).
  Total working capital at year-end was $1.2 billion versus $1.6 billion at the end of 1997. Cash, cash equivalents, marketable securities and interest-bearing deposits decreased $147 million in 1998. Inventories and trade receivables decreased $581 million. Days-sales-in-inventory for 1998 were 88 days, up versus 84 days in 1997 and 87 days in 1996. Days-sales-outstanding-in-receivables were 48 days, 47 days and 45 days for 1998, 1997 and 1996, respectively. Goodwill at December 31, 1998, was $1.6 billion, a decrease of $121 million from year-end 1997, primarily due to the completion of the allocations of the purchase prices of certain acquisitions, partially offset by new acquisitions in 1998.
  Short-term borrowings at December 31, 1998, were $1.5 billion, a decrease of $130 million from year-end 1997. Long-term debt due within one year decreased $106 million to $300 million at the end of 1998 compared with $406 million at the end of 1997. Long-term debt due in 1999 will be funded by operating cash flows. Accounts payable remained relatively flat at $2.7 billion.
  Long-term debt at year-end was $4.1 billion, down slightly from 1997. During the year, $218 million of new long-term debt was incurred and $549 million of long-term debt was retired. Long-term debt due within one year was $300 million at December 31, 1998.
  Total debt was $5.9 billion, $6.3 billion and $5.5 billion at December 31, 1998, 1997 and 1996, respectively. Net debt, which equals total debt less cash, cash equivalents, marketable securities and interest-bearing deposits, was $5.5 billion, $5.7 billion and $3.2 billion at December 31, 1998, 1997 and 1996, respectively. The debt to total capitalization ratio of 42 percent at the end of 1998 was down from 43 percent at year-end 1997, but up from 35 percent at year-end 1996.
  During the last three years, the company has repurchased 42.6 million shares of its common stock. $742 million worth of common stock was repurchased in 1998, $1.7 billion in 1997 and $1.2 billion in 1996. Since the beginning of 1995, net shares outstanding have been reduced by 20 percent (see Note L to the Financial Statements).
  At December 31, 1998, the company had unused and available credit facilities with various U.S. and foreign banks totaling $2 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $661 million were available for use by foreign subsidiaries.
  At December 31, 1998, there was a total of $1.4 billion in available SEC registered debt securities between Dow and Dow Capital plc., a wholly owned subsidiary, and 50 billion in available Japanese yen (approximately $437 million) registered with Japan's Ministry of Finance.
  Minority interest in subsidiary companies decreased during the year from $676 million in 1997 to $532 million at the end of 1998.

Capital Expenditures
Capital spending for the year was $1.5 billion, up 29 percent from $1.2 billion in 1997 and 15 percent from $1.3 billion in 1996. In 1998, approximately 54 percent of the company's capital expenditures was directed toward additional capacity for new and existing products, while about 7 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene. These compare with 44 percent and 9 percent, respectively, in 1997. The remaining capital was utilized to maintain the company's existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

                           --- Page 21 ---

  Major projects underway during 1998 included an expansion of the polyethylene facilities in Fort Saskatchewan, Alberta, Canada; an ethylene expansion in Terneuzen, the Netherlands; a polycarbonate expansion in Stade, Germany; and epichlorohydrin and chlorine/caustic soda expansions in Freeport, Texas. Because the company designs and builds most of its capital projects in-house, it had no material capital commitments, other than for the purchase of materials from fabricators.

Dividends
The Board of Directors has announced a quarterly dividend of 87 cents per share, payable April 30, 1999, to stockholders of record on March 31, 1999. This will be the 349th consecutive quarterly dividend since 1912. Dow has maintained or increased the dividend throughout that time. The company declared dividends of $3.48 per share in 1998, $3.36 per share in 1997 and $3.00 per share in 1996.


OTHER MATTERS

Environment
In 1996, Dow announced a number of voluntary global Environment, Health and Safety (EH&S) Goals for Year 2005, continuing the company's long-term commitment to Responsible Care. Dow's EH&S goals for 2005 are ambitious performance targets to measure progress toward sustainability, including targets to reduce chemical emissions, waste and waste water by 50 percent. Equally aggressive are the goals to reduce leaks, spills, fires, explosions, work-related injuries and transportation incidents by 90 percent. Dow is on track or ahead of schedule in most of these areas. More information on Dow's EH&S policies, systems and performance can be found in the 1998 EH&S Progress Report on the Internet at www.dow.com.
  In addition to our voluntary commitments, Dow's global operations are subject to increasingly stringent laws and government regulations related to environmental protection and remediation. Dow's environmental responsibilities and potential liabilities receive direct and ongoing scrutiny by management to ensure compliance with these laws and regulations. Dow's Environmental Management Standard clearly defines the overall environmental systems, performance objectives, and design requirements needed to minimize the long-term cost of environmental protection and to comply with these laws and regulations. It is Dow's stated policy that all global operations and products meet Dow's Environmental Management Standard or their country's laws and regulations, whichever is more stringent. Assessments are used by management to continually measure and report Dow's progress against this standard and its performance objectives. At sites in Europe, Canada and the United States, the company also receives third-party verification of Dow's compliance with Responsible Care and with outside specifications such as ISO-14001.
  It is Dow's policy to adhere to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. First, Dow works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal (incineration) means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. Dow has specific requirements for wastes that are transferred to non-Dow facilities. Wastes that are recycled, treated or recovered for energy off-site represent less than 2 percent of the total amount of wastes reported as part of the Pollution Prevention Act.
  Dow accrues the costs of site remediation for its facilities based on current law and existing technologies. In the case of a landfill, Dow accrues the costs over the useful life of the facility. The nature of such remediation includes the cleanup of soil contamination and the closure of landfills and other waste management facilities. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Dedicated Dow joint ventures provide strategic management to identify cost-effective solutions for certain remediation liabilities at the company's U.S. manufacturing locations. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available.
  Dow is named as a potentially responsible party (PRP) under federal or state Superfund statutes at approximately 20 sites. Dow readily cooperates in remediation where its liability is clear, thereby minimizing legal and administrative costs. This approach, coupled with Dow's long-standing preference for on-site waste treatment, has resulted in a substantial decrease in the number of Superfund sites in which Dow is involved.

                           --- Page 22 ---

  Because current law imposes joint and several liability upon each party at a Superfund site, Dow has evaluated its potential liability in light of the number of other companies which have also been named PRPs at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management estimated that the company's remaining liability for the remediation of Superfund sites at December 31, 1998, was $9 million.
  Receivables of $14 million for probable third-party recoveries from other PRPs have been recorded related to Superfund sites. In addition, Dow reached settlement with several insurance carriers in 1998 for recovery of past Superfund expenditures. The company is currently involved in litigation with numerous other insurance carriers seeking additional recoveries.
  In addition to Superfund-related liability, Dow had an accrued liability of $355 million at December 31, 1998, related to the remediation of current or former Dow-owned sites. The company had not recorded as a receivable any third-party recovery related to these sites.
  In total, Dow's accrued liability for probable environmental remediation and restoration costs was $364 million at December 31, 1998, compared with $283 million at the end of 1997. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of Dow management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the company's consolidated financial statements.
  The amounts charged to income on a pretax basis related to environmental remediation totaled $149 million in 1998, $90 million in 1997 and $60 million in 1996. Capital expenditures for environmental protection were $72 million in 1998, $77 million in 1997 and $80 million in 1996.

Year 2000 Readiness Disclosure
State of Readiness
The company's Year 2000 (Y2K) project, which began in early 1997, is a global effort covering information systems, process control and embedded systems for all of the company's businesses. The project is designed to address, through use of reasonable commercial efforts, the risk that certain internal or external systems may inaccurately interpret dates after December 31, 1999. The project is led by a senior director of Information Systems who reports to the Chief Information Officer and an executive steering team, and is managed by a global team consisting of technical, functional and business leaders. Since early 1997, the Audit Committee of the company's Board of Directors has received quarterly reports on the team's plan and progress. Many of the company's strategic business systems have already been upgraded and tested and, except as noted below, project completion is anticipated in the first half of 1999.
  The first two phases of the Y2K project have been completed. Phase I, the Business Study, established an awareness of the problem and developed the overall strategy. During Phase II, the Project Study, the company inventoried and assessed applications, infrastructure and embedded systems for Y2K problems; selected the remediation tools; and prioritized the remediation projects. The plans resulting from these studies continue to be updated as new information becomes available.
  Phase III, Remediation, includes the efforts to upgrade, test for Y2K readiness and implement needed changes and new systems. This phase is in progress and almost all elements, as noted below, are expected to be complete by mid-year 1999. Phase IV, Business Contingency Planning, is also in progress and, as discussed below, any necessary plans will be implemented as needed.
  The Information Systems infrastructure team is responsible for Y2K remediation of hardware, systems software and the telecommunications network. The remediation phase was more than 65 percent complete at the end of 1998 and is expected to be complete by mid-1999.
  The Information Systems applications software organization is responsible for the remediation of applications and, at the end of 1998, the remediation phase was more than 60 percent complete. Remediation of all business-critical applications is expected to be completed by mid-1999. The company's implementation of enterprise-wide financial and operational systems and standardized desktop computing during the last several years has facilitated this effort. Two critical replacement projects are in progress and are on target to be completed by mid-1999. A contingency plan has been established for one of these projects, and a plan is being developed for the other, should either of these projects miss the scheduled completion dates.
  The company has common process control systems in more than 80 percent of its plants globally, and during the project study, the company determined that 10 percent of the common systems needed to be upgraded with Y2K ready software. Approximately 20 percent of the company's process control systems are commercial systems, and these have been assessed, and those requiring upgrades are being remediated during scheduled plant shutdowns. It is anticipated that the remediation phase for most critical process control systems will be completed by mid-year 1999. However, remediation of some process control systems may extend into the third quarter of 1999 due to plant shutdown schedules.

                           --- Page 23 ---

  The company's embedded systems, such as laboratory equipment, air conditioners and elevators, have been assessed and are being remediated as necessary. The remediation phase tasks were more than 75 percent complete at the end of 1998 and are expected to be completed by mid-1999.
  The Y2K assessment of two recently acquired companies, for which Y2K programs had not been initiated prior to the date of acquisition, is now complete, and the company expects that all critical Y2K preparations will be completed before 2000.
  The company's assessment of critical material suppliers is ongoing, and risk management actions and contingency plans are being developed, as necessary. Approximately 75 percent of critical material suppliers had responded to requests for information at year-end 1998, and work is ongoing with a number of critical suppliers, primarily in Asia Pacific, Latin America and Eastern Europe, who have indicated that they may not be Y2K compliant before the year 2000. Contingency plans relative to suppliers, including such actions as building inventories and switching suppliers, are anticipated to be finalized for critical material suppliers during the first quarter of 1999, and will be executed in 1999, if necessary.
  The company's assessment of customer readiness is in progress, with completion anticipated by mid-1999.

Costs
Project costs are expected to be approximately $70 million, over three years, and are not considered material to the company's consolidated financial statements. Total project costs incurred to date at year-end 1998 were approximately $34 million. The Y2K effort is being supported by a reallocation of existing resources. Capital equipment replacement costs are expected to be an additional $5 million.

Risks
Failure to adequately address critical Y2K issues by the company, its suppliers and/or its customers could result in interruptions of normal business work operations. Such interruptions could materially and adversely affect the company's results of operations, liquidity and financial condition; however, the company's program to address these is on schedule to meet a completion date ahead of the year 2000. The company is assessing external sources of risk and developing contingency plans to address both internal and external identifiable risks through commercially reasonable efforts.
  The company's risk assessment data plus recent external studies indicate that electric power may be a significant external source of risk. Efforts are underway to validate the impact on the company's operations and to develop specific contingency plans for those sites found to be at higher risk. Telecommunications providers in certain Asian, Latin American and Eastern European countries have also been identified as a source of risk. To manage this risk, technical alternatives are being assessed where economically justified and manual workarounds will be implemented, if necessary.
  While the risks discussed herein have a possible material impact, the risk management actions and contingency plans that are being developed and implemented will significantly reduce the probability and potential impact of these identified risks.

Contingency Plans
In addition to the specific risk management actions and contingency plans outlined in the previous sections, a business contingency planning process is currently in progress to update the company's existing business, site and computer disaster recovery plans and to identify additional prudent steps that may be necessary to prepare for unexpected, but credible, scenarios. A senior supply-chain project manager has been named to lead this business contingency planning effort during 1999.


Euro Conversion
---------------
On January 1, 1999, the Euro was adopted as the national currency of 11 European Union member nations. During a three-year transition period, the Euro will be used as a non-cash transactional currency. The company began conducting business in the Euro on January 1, 1999, and will change its functional currencies during the three-year transition period. The conversion to the Euro is not expected to have a significant operational impact or a material impact on the results of operations, financial position, or liquidity of its European businesses.

                           --- Page 24 ---


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Dow's business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the company enters into hedging transactions, pursuant to established guidelines and policies, that enable it to mitigate the adverse effects of financial market risk. A secondary objective is to add value by creating additional exposure within established limits and policies. The potential impact of creating such additional exposures is not material to the company's results.
  The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the company hedges on a net exposure basis using foreign currency forward contracts and over-the-counter option contracts. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies-mainly the Euro, Deutsche mark, Swiss franc and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the dollar value of future cash flows. The majority of the foreign exchange exposure is related to the Japanese yen, Deutsche mark, Dutch guilder and other European currencies.
  The main objectives of interest rate risk management are to reduce the total funding cost to the company and to alter the interest rate exposure to the desired risk profile. Dow uses interest rate swaps, "swaptions" and exchange traded instruments to accomplish these objectives. The company's primary exposure is to the U.S. dollar yield curve.
  Inherent in Dow's business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Cracker feedstocks and natural gas constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks when feasible. The risk of these hedging instruments is not material.
  Dow has a portfolio of equity securities derived from its acquisition and divestiture activity. This exposure is managed in a manner consistent with the company's market risk policies and procedures.
  Dow uses value at risk (VAR), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the company estimates the maximum gain or loss that could arise in one day, given a two standard deviation move in the respective price levels. These amounts are immaterial in comparison to the equity and earnings of the company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. As an example, the average daily VAR, using a 95 percent confidence level at December 31, 1998 and 1997, for foreign exchange, interest rate and equity exposures, net of hedges, was: foreign exchange-$4 million and $12 million; interest rate-$23 million and $23 million; and equity-$6 million and $3 million, respectively.

                           --- Page 25 ---


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Responsibility for Financial Statements and Independent Auditors' Report


-------------------------------------------------------------------------------
Management Statement of Responsibility

The management of The Dow Chemical Company and its subsidiaries prepared the accompanying consolidated financial statements and has responsibility for their integrity, objectivity and freedom from material misstatement or error. These statements were prepared in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the financial statements. The Board of Directors, through its Audit Committee, assumes an oversight role with respect to the preparation of the financial statements.
   Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. Management has established and maintains an internal control structure that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting.
  The internal control structure provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors internal controls for compliance. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements.
  Deloitte & Touche LLP, independent auditors, with direct access to the Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company, and their report follows.
  Management has considered recommendations from the internal auditors and Deloitte & Touche LLP concerning the internal control structure and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management further believes the controls are adequate to accomplish the objectives discussed herein.
-------------------------------------------------------------------------------
Independent Auditors' Report

To the Stockholders and Board of Directors of The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Midland, Michigan
February 10, 1999

                           --- Page 26 ---


The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
In millions, except for per share amounts                        1998       1997       1996
--------------------------------------------------------------------------------------------
Net Sales                                                     $18,441    $20,018    $20,053
--------------------------------------------------------------------------------------------
Operating Costs and Expenses
  Cost of sales                                                13,799     14,679     14,108
  Insurance and finance company operations, pretax income        (112)      (113)       (78)
  Research and development expenses                               807        785        761
  Selling, general and administrative expenses                  1,666      1,880      2,136
  Amortization of intangibles                                      88         61         39
  Purchased in-process research and development                   349          -          -
  Special charges                                                 458          -          -
  ------------------------------------------------------------------------------------------
  Total operating costs and expenses                           17,055     17,292     16,966
--------------------------------------------------------------------------------------------
Operating Income                                                1,386      2,726      3,087
--------------------------------------------------------------------------------------------
Other Income
  Equity in earnings of nonconsolidated affiliates                 64         75         66
  Sundry income - net                                             916        436        339
  ------------------------------------------------------------------------------------------
  Total other income                                              980        511        405
--------------------------------------------------------------------------------------------
Earnings before Interest, Income Taxes and Minority Interests   2,366      3,237      3,492
--------------------------------------------------------------------------------------------
  Interest income                                                (139)      (182)      (290)
  Interest expense and amortization of debt discount              493        471        494
--------------------------------------------------------------------------------------------
Income before Income Taxes and Minority Interests               2,012      2,948      3,288
--------------------------------------------------------------------------------------------
  Provision for income taxes                                      685      1,041      1,187
  Minority interests' share in income                              17         99        194
  Preferred stock dividends                                         6          6          7
--------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                   $1,304     $1,802     $1,900
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Weighted-average Common Shares Outstanding - Basic              223.5      230.6      246.3
Weighted-average Common Shares Outstanding - Diluted            227.3      234.8      250.9
--------------------------------------------------------------------------------------------
Per Share Data
  Earnings per common share - basic                             $5.83      $7.81      $7.71
  Earnings per common share - diluted                            5.76       7.70       7.60
  Common stock dividends declared per share                      3.48       3.36       3.00
--------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                           --- Page 27 ---


The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                              December 31
In millions                                                                 1998       1997
--------------------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                 $123       $235
  Marketable securities and interest-bearing deposits                        267        302
  Accounts and notes receivable:
       Trade (less allowance for doubtful receivables -
              1998, $93; 1997, $73)                                        2,787      3,257
       Other                                                               1,750      1,701
  Inventories:
       Finished and work in process                                        2,245      2,309
       Materials and supplies                                                565        612
  Deferred income tax assets - current                                       303        224
  ------------------------------------------------------------------------------------------
  Total current assets                                                     8,040      8,640
--------------------------------------------------------------------------------------------
Investments
  Capital stock at cost plus equity in accumulated
     earnings of nonconsolidated affiliates                                1,311      1,206
  Other investments                                                        2,191      2,529
  Noncurrent receivables                                                     424        400
  ------------------------------------------------------------------------------------------
  Total investments                                                        3,926      4,135
--------------------------------------------------------------------------------------------
Property
  Property                                                                24,435     23,345
  Less accumulated depreciation                                           15,988     15,293
  ------------------------------------------------------------------------------------------
  Net property                                                             8,447      8,052
--------------------------------------------------------------------------------------------
Other Assets
  Goodwill (net of accumulated amortization -
            1998, $246; 1997, $211)                                        1,641      1,762
  Deferred income tax assets - noncurrent                                    684        452
  Deferred charges and other assets                                        1,092        999
  ------------------------------------------------------------------------------------------
  Total other assets                                                       3,417      3,213
--------------------------------------------------------------------------------------------
Total Assets                                                             $23,830    $24,040
--------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                           --- Page 28 ---



The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
                                                                              December 31

In millions, except for share amounts                                       1998       1997
--------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                          $ 1,526    $ 1,656
  Long-term debt due within one year                                         300        406
  Accounts payable:
       Trade                                                               1,682      1,731
       Other                                                                 981        960
  Income taxes payable                                                       290        192
  Deferred income tax liabilities - current                                   71        100
  Dividends payable                                                          192        200
  Accrued and other current liabilities                                    1,800      1,766
  ------------------------------------------------------------------------------------------
  Total current liabilities                                                6,842      7,011
--------------------------------------------------------------------------------------------
Long-Term Debt                                                             4,051      4,196
--------------------------------------------------------------------------------------------
Other Noncurrent Liabilities
  Deferred income tax liabilities - noncurrent                               747        649
  Pension and other postretirement benefits - noncurrent                   1,903      1,840
  Other noncurrent obligations                                             2,283      1,993
  ------------------------------------------------------------------------------------------
  Total other noncurrent liabilities                                       4,933      4,482
--------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                                    532        676
--------------------------------------------------------------------------------------------
Temporary Equity
  Temporary equity - other                                                     -          9
  Preferred stock (authorized 250,000,000 shares of $1.00
     par value each; issued Series A - 1998: 1,360,813;
     1997: 1,438,084) at redemption value                                    117        124
  Guaranteed ESOP obligation                                                 (74)       (84)
  ------------------------------------------------------------------------------------------
  Total temporary equity                                                      43         49
--------------------------------------------------------------------------------------------
Stockholders' Equity
  Common stock (authorized 500,000,000 shares of $2.50
     par value each; issued 1998 and 1997: 327,125,854)                      818        818
  Additional paid-in capital                                                 718        532
  Retained earnings                                                       12,887     12,357
  Accumulated other comprehensive income                                    (347)      (146)
  Treasury stock, at cost (shares 1998: 106,749,081;
     1997: 101,658,109)                                                   (6,647)    (5,935)
  ------------------------------------------------------------------------------------------
  Net stockholders' equity                                                 7,429      7,626
--------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                               $23,830    $24,040
--------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                           --- Page 29 ---

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
In millions                                                      1998       1997       1996
--------------------------------------------------------------------------------------------
Common Stock
  Balance at beginning and end of year                        $   818    $   818    $   818
--------------------------------------------------------------------------------------------
Additional Paid-in Capital
  Balance at beginning of year                                    532        307        315
  Issuance of treasury stock at more (less) than cost             185        220        (21)
  Proceeds from sales of put options                                1          5         13
  ------------------------------------------------------------------------------------------
  Balance at end of year                                          718        532        307
--------------------------------------------------------------------------------------------
Retained Earnings
  Balance at beginning of year                                 12,357     11,323     10,159
  Net income before preferred stock dividends                   1,310      1,808      1,907
  Preferred stock dividends declared                               (6)        (6)        (7)
  Common stock dividends declared                                (774)      (768)      (736)
  ------------------------------------------------------------------------------------------
  Balance at end of year                                       12,887     12,357     11,323
--------------------------------------------------------------------------------------------
Accumulated Other Comprehensive Income
  Unrealized Gains on Investments
       Balance at beginning of year                               316        192         62
       Unrealized gains (losses)                                 (186)       124        130
  ------------------------------------------------------------------------------------------
       Balance at end of year                                     130        316        192
  ------------------------------------------------------------------------------------------
  Cumulative Translation Adjustments
       Balance at beginning of year                              (429)      (363)      (349)
       Translation adjustments                                     15        (66)       (14)
  ------------------------------------------------------------------------------------------
       Balance at end of year                                    (414)      (429)      (363)
  ------------------------------------------------------------------------------------------
  Minimum Pension Liability
       Balance at beginning of year                               (33)       (22)         -
       Adjustments                                                (30)       (11)       (22)
  ------------------------------------------------------------------------------------------
       Balance at end of year                                     (63)       (33)       (22)
--------------------------------------------------------------------------------------------
Treasury Stock
  Balance at beginning of year                                 (5,935)    (4,301)    (3,644)
  Purchases                                                      (742)    (1,655)    (1,243)
  Reclassification related to put options                           9         (9)       313
  Issuance to employees and employee plans                         21         30        273
  ------------------------------------------------------------------------------------------
  Balance at end of year                                       (6,647)    (5,935)    (4,301)
--------------------------------------------------------------------------------------------
Net Stockholders' Equity                                      $ 7,429    $ 7,626    $ 7,954
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Income

In millions                                                      1998       1997       1996
--------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                  $ 1,304    $ 1,802    $ 1,900
--------------------------------------------------------------------------------------------
Other Comprehensive Income, Net of Tax (Tax amounts
  shown below for 1998, 1997, 1996)
  Unrealized gains on investments:
     Unrealized holding gains (losses) during the period
     (less tax of $(66), $56, $70)                               (193)       124        130
     Less:  Reclassification adjustments for net gains
     included in net income (less tax of $4 for 1998)               7          -          -
  Cumulative translation adjustments
     (less tax of $47, $(23), $(14)                                15        (66)       (14)
  Minimum pension liability adjustments
     (less tax of $(17), $(9), $(11)                              (30)       (11)       (22)
  ------------------------------------------------------------------------------------------
  Total other comprehensive income (loss)                        (201)        47         94
--------------------------------------------------------------------------------------------
Comprehensive Income                                          $ 1,103    $ 1,849    $ 1,994
--------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                           --- Page 30 ---


The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
In millions                                                      1998       1997       1996
--------------------------------------------------------------------------------------------
Operating Activities
  Net income available for common stockholders                $ 1,304    $ 1,802    $ 1,900
  Adjustments to reconcile net income to net cash
     provided by operating activities:
            Depreciation and amortization                       1,305      1,297      1,329
            Purchased in-process research and development         349          -          -
            Provision for deferred income tax                     (15)       150        306
            Undistributed earnings of nonconsolidated
               affiliates                                         (16)       (21)        29
            Minority interests' share in income                    17         99        194
            Net gain on sales of consolidated companies          (726)      (189)         -
            Net gain on sales of property                         (47)       (49)       (11)
            Other net (gain) loss                                  10        (39)       (67)
  Changes in assets and liabilities that provided
     (used) cash:
            Accounts receivable                                   564       (275)       (53)
            Inventories                                            52         56        123
            Accounts payable                                      (10)       193        (54)
            Other assets and liabilities                          159        629       (297)
  ------------------------------------------------------------------------------------------
  Cash provided by operating activities                         2,946      3,653      3,399
--------------------------------------------------------------------------------------------
Investing Activities
  Capital expenditures                                         (1,546)    (1,198)    (1,344)
  Proceeds from sales of property                                  96        117        126
  Purchases of consolidated companies                            (808)    (1,692)      (409)
  Proceeds from sales of consolidated companies                 1,300        907          -
  Purchases from outside investors in limited partnerships       (210)      (909)         -
  Proceeds from outside investors in limited partnerships         200          -          -
  Investments in nonconsolidated affiliates                       (75)      (218)      (652)
  Proceeds from sales of nonconsolidated affiliates                 -          -        209
  Purchases of investments                                     (1,722)    (1,920)    (1,934)
  Proceeds from sales of investments                            1,670      1,630      1,805
  ------------------------------------------------------------------------------------------
  Cash used in investing activities                            (1,095)    (3,283)    (2,199)
--------------------------------------------------------------------------------------------
Financing Activities
  Changes in short-term notes payable                            (206)       700         50
  Payments on long-term debt                                     (549)      (665)      (586)
  Proceeds from issuance of long-term debt                        218        238        298
  Purchases of treasury stock                                    (742)    (1,655)    (1,243)
  Proceeds from sales of common stock                             142        192        255
  Distributions to minority interests                             (33)       (72)      (155)
  Dividends paid to stockholders                                 (786)      (758)      (749)
  ------------------------------------------------------------------------------------------
  Cash used in financing activities                            (1,956)    (2,020)    (2,130)
--------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                            (7)       (18)        (6)
--------------------------------------------------------------------------------------------
Summary
  Decrease in cash and cash equivalents                          (112)    (1,668)      (936)
  Cash and cash equivalents at beginning of year                  235      1,903      2,839
  ------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                    $   123    $   235    $ 1,903
--------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                           --- Page 31 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
Table of Contents

   Note                                                                Page
     A Summary of Significant Accounting Policies and Accounting
       Changes                                                          32
     B Purchased In-process Research and Development and Special
       Charges                                                          35
     C Acquisitions and Divestitures                                    36
     D Income Taxes                                                     37
     E Inventories                                                      38
     F Significant Nonconsolidated Affiliates and Related Company
       Transactions                                                     39
     G Property                                                         39
     H Leased Property                                                  40
     I Notes Payable, Long-Term Debt and Available Credit Facilities
                                                                        40
     J Financial Instruments                                            41
     K Limited Partnerships                                             43
     L Stockholders' Equity                                             43
     M Stock Compensation Plans                                         44
     N Redeemable Preferred Stock                                       46
     O Pension Plans and Other Postretirement Benefits                  46
     P Commitments and Contingent Liabilities                           49
     Q Supplementary Information                                        51
     R Operating Segments and Geographic Areas                          52

A  Summary of Significant Accounting Policies and Accounting Changes

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries (the Company) include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies and majority-owned subsidiaries over which the Company does not exercise control) are accounted for on the equity basis.
  Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 1998.

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

Earnings per Common Share
The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings per common share reflects the effect of all dilutive potential common shares that were outstanding during the respective periods.

Foreign Currency Translation
The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency, and the effects of exchange rate changes on transactions designated as hedges of net foreign investments, are included in "Accumulated other comprehensive income." Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Cash and Cash Equivalents
Cash and cash equivalents include time deposits and readily marketable securities with original maturities of three months or less.

                           --- Page 32 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
A  Summary of Significant Accounting Policies and Accounting Changes
   (Continued)

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

Investments
Investments in debt and marketable equity securities, including warrants, are classified as either trading, available-for-sale, or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in "Accumulated other comprehensive income." Investments classified as held-to-maturity are recorded at amortized cost.
  The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities acquired is shown as goodwill, which is amortized on a straight-line basis over its estimated useful life with a maximum of 40 years.
  The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
  The cost of investments sold is determined by specific identification.

Property
Land, buildings and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is generally provided using the declining balance method for assets capitalized through 1996 and using the straight-line method for assets capitalized beginning in 1997. Fully depreciated assets are retained in property and depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts and the net amounts, less proceeds from disposal, are included in income.

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

                           --- Page 33 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
A  Summary of Significant Accounting Policies and Accounting Changes
   (Continued)

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

Income Taxes
The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.
  Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

Accounting Changes
In 1998, the Company adopted the following new accounting pronouncements:
  -  Statement of Financial Accounting Standards (SFAS) No. 130,
     "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income. Consolidated Statements of Comprehensive Income are now included as part of the Company's consolidated financial statements.
  -  SFAS No. 131, "Disclosures about Segments of an Enterprise and
     Related Information," redefines how operating segments are determined and requires disclosure of certain financial and descriptive information. Prior periods have been restated to comply with the new requirement. See Note R.
  - SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," modifies the required disclosures related to pensions and other postretirement benefits. See Note O.

In addition, the Company is evaluating the impact of certain accounting standards that will be adopted in future reporting periods as follows:
  - The American Institute of Certified Public Accountants (AICPA) has issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires capitalization of certain internal-use computer software costs. SOP 98-1, effective for fiscal years beginning after December 15, 1998, was adopted by the Company on January 1, 1999. The Company currently expenses such costs as incurred; therefore, adoption of this statement will result in a favorable initial impact on earnings, although the effect is expected to be immaterial.
  -  The AICPA has issued SOP 98-5, "Reporting on the Costs of Start-
     Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs, requiring those costs to be expensed as incurred. The Company's existing policy regarding the treatment of these costs is substantially consistent with SOP 98-5; therefore, adoption of this standard on January 1, 1999, is not expected to have a material impact on the Company's consolidated financial statements.
  -  The Financial Accounting Standards Board (FASB) issued SFAS No.
     133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt this standard on January 1, 2000, and has not yet determined the impact of adoption on its consolidated financial statements.

                           --- Page 34 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
A  Summary of Significant Accounting Policies and Accounting Changes
   (Continued)

In 1997 and 1996, the Company adopted the following accounting changes:
  - For property released to operations beginning January 1, 1997, the Company changed from an accelerated method to the straight-line method of depreciation. The change reflects improvements in the Company's engineering and maintenance practices which result in property not being subject to high maintenance costs or substantially reduced productivity in the later years of its useful life. In addition, the change to the straight-line method conforms to predominant industry practice. This change did not have a material effect on 1997 income.
  - SOP 96-1, "Environmental Remediation Liabilities," requires the accrual of future incremental operations, maintenance and management costs directly related to remediation. The Company's adoption of SOP 96-1 did not have a material effect on 1997 income.
  -  The Emerging Issues Task Force of the FASB reached consensus on
     Issue No. 96-11, "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by SFAS No. 115." As a result, in 1996 the Company began to account for its warrants to purchase 15 million shares of Schlumberger Limited stock at fair value as available-for-sale securities. The impact of adopting this consensus was to increase the carrying value of the warrants by $136, with a corresponding increase in "Unrealized gains on investments" in "Accumulated other comprehensive income" (net of deferred taxes of $52).

B  Purchased In-process Research and Development and Special Charges

Purchased In-Process Research and Development
Purchased in-process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $349 were recorded during 1998 as part of the allocations of the purchase prices related to the acquisitions of Sentrachem, additional common stock of Mycogen, several seed companies, and the remaining 40 percent of DowElanco (since renamed Dow AgroSciences LLC). During the third and fourth quarters of 1998, the U.S. Securities and Exchange Commission (SEC) issued clarifying guidance on how these amounts are to be determined. In light of this clarification, the Company reviewed all IPR&D charges, and in the fourth quarter recorded a $55 reduction of previously recorded IPR&D charges to comply with the SEC guidance.
  The method used to determine the purchase price allocations for IPR&D was an income or cash flow method. The calculations were based on estimates of operating earnings, capital charges (representing the effect of capital expenditures), trade name royalties, charges for core technology, and working capital requirements to support the cash flows attributed to the technologies. The after tax cash flows were bifurcated to reflect the stage of development of each technology. Discount rates reflecting the stage of development and the risk associated with each technology were used to value IPR&D. The Company has substantial experience in research and development projects for new products, which enables it to establish realistic time frames for the completion of such projects; therefore, the Company believes there is limited risk that the projects described below will not be concluded within reasonable proximity to the expected completion dates.
  The allocation of the purchase price of Sentrachem (see Note C) resulted in the recording of an IPR&D charge of $50, which has been included in the Performance Chemicals and Agricultural Products segments (see Note R). Projects associated with the technology acquired included process development of a selective herbicide, nutrient concentrates and fine chemicals. These projects ranged from 25 percent to 40 percent complete, with expected completion in years 1999 through 2004 at an estimated expected cost of $35.
  Additional shares of Mycogen were acquired in two steps in 1998 as described in Note C. In allocating the purchase price for Mycogen and its related acquisitions of several small seed companies, the Company recorded a $79 IPR&D charge included in the Agricultural Products segment (see Note R). Projects associated with the technology acquired included Bt technology, an input trait used to protect crops from insect pests, various biotechnology projects that will enhance crop quality or output traits, and germplasm development. These projects ranged from 1 percent to 38 percent complete, with expected completion in years 2001 through 2007 at an estimated expected cost of $140.

                           --- Page 35 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
B  Purchased In-process Research and Development and Special Charges
   (Continued)

  In 1998, the Company completed the appraisal of the technology acquired with the purchase of Eli Lilly and Company's 40 percent interest in DowElanco and recorded an IPR&D charge of $220 as part of the Agricultural Products segment (see Note R). Projects associated with the technology included naturally derived insecticides, herbicides and fungicides, and various biotechnology projects to enhance crops and to protect them from disease and pests. Projects ranged from 7 percent to 94 percent complete, with expected completion in years 1998 through 2007 at an estimated expected cost of $196.

Special Charges
In the first quarter of 1998, a special charge of $330 was recorded, including $218 for the write-down of several assets and $112 for severance. The asset write-downs included Radian International LLC, Dow-United Technologies Composite Products, Inc., both of which were subsequently sold (see Note C), and an agricultural plant in Brazil for which the Company had initiated a process of disposition. In the third quarter, based on changes in the estimated fair values, a $24 adjustment to the reduced values of the assets to be disposed was recorded. These amounts are included in Unallocated and Other in Note R.
  In the fourth quarter of 1998, a special charge of $152 was recorded, principally for the closure of the magnesium business and the associated manufacturing plant in Freeport, Texas, and additional severance costs. The restructuring charge for magnesium included fixed asset write-offs of $42, demolition and site closure costs of $29, inventory write-offs of $12, and $30 for severance and other obligations. These amounts are included in the Chemicals segment in Note R. The closure plan is expected to be completed in 1999.
  Severance plans were adopted by the Company in the first quarter of 1998 for North America, Europe and Sentrachem, resulting in the special charge of $112. The plans for North America and Europe were complete at year-end. The plan for Sentrachem is expected to be completed in 1999. During 1998, severance costs of $138 were incurred relative to these plans, exceeding the initial severance accrual by $39. Total headcount reduction related to the severance plans was 1,881 through December 31, 1998. At year-end, the balance of the accrual for the Sentrachem plan was $13, representing an anticipated additional headcount reduction of 180.

C  Acquisitions and Divestitures

In December 1998, the Company and United Technologies Corporation sold the business and certain assets of their 50:50 joint venture, Dow-United Technologies Composite Products, Inc., to GKN Westland Aerospace, Inc., a unit of GKN plc, of the United Kingdom. The joint venture is expected to be dissolved in 1999, with no material effect on the Company's consolidated financial statements.
  In February 1998, the Company entered into an agreement with Pronor Petroquimica S.A. (Pronor) to purchase a portion of its business. The new company, named Isopol, was acquired for the production and commercialization of toluene diisocyanate (TDI), used to manufacture durable goods such as cushioned furniture and mattresses, and will primarily supply the markets of the Mercosur countries of Latin America. The Company's total investment is $137, of which $81 will be paid over the next three years.
  In January 1998, the Company completed the sale of the DowBrands consumer products business to S.C. Johnson & Son, Inc. for $1.2 billion. This transaction resulted in a pretax gain of $816.
  In December 1997, Dow acquired 100 percent of Sentrachem Limited, a global chemical company based in South Africa, for $487. This acquisition included Hampshire Chemical (Specialty Chemicals) and Sanachem (Agricultural Products).
  In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (Buna Sow
Leuna Olefinverbund, referred to herein as BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June
2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $149. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. Incentives relating to property construction reduce the basis of such property. Incentives relating to expenses during the reconstruction period are recognized as such expenses are incurred. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the restructuring period.

                           --- Page 36 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
C  Acquisitions and Divestitures (Continued)

  In June 1997, the Company purchased the outstanding 40 percent share in DowElanco, an agricultural products joint venture, from Eli Lilly and Company for $900 plus Lilly's share of undistributed earnings.
This transaction resulted in the Company owning 100 percent of DowElanco (since renamed Dow AgroSciences LLC).
  In June 1997, the Company completed the sale of its 45 million shares of Destec Energy, Inc. to NGC Acquisition Corporation for $974 or $21.65 per share. This transaction resulted in a pretax gain of $189.
  Through the sales of shares in Oasis Pipeline in June and November 1996, the Company reduced its ownership from 70 percent to 30 percent, recognizing pretax gains of $43 and $77, respectively.
  In April 1996, Dow and E.I. DuPont de Nemours and Company formed, through the transfer of net assets and existing businesses, a 50:50 joint venture named DuPont Dow Elastomers L.L.C. This company focuses on the discovery, development, production and sale of thermoset and thermoplastic elastomer products. The book value of the net assets transferred by the Company was $527.
  In January 1996, the Company and The Hartford Steam Boiler
Inspection and Insurance Company (HSB) formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC to provide environmental services. In January 1998, HSB exercised a put option requiring the Company to purchase HSB's interest for $136. In July 1998, as part of the Company's ongoing efforts to restructure its business portfolio, Radian was sold to Dames & Moore Group for $117.
  In January 1996, the Company acquired an 80 percent share in EniChem's INCA International S.p.A. subsidiary, a producer of polyethylene terephthalate (PET) resin and its major precursor, purified terephthalic acid (PTA). The investment by the Company was $155.
  In January 1996, DowElanco entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158, acquired a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to more than 50 percent. During the first quarter of 1998, Dow AgroSciences (formerly named DowElanco) invested an additional $121 in Mycogen, increasing its ownership to 69 percent. In November 1998, following the expiration of a tender offer, the Company completed the acquisition of all remaining shares for $418. Mycogen is a diversified agribusiness and biotechnology company that develops and markets seeds and value-added traits for genetically enhanced crops and provides crop protection products and services.
  See Note B regarding certain charges recorded during 1998 related to acquisitions and divestitures.

D  Income Taxes

Operating loss carryforwards at December 31, 1998, amounted to $895 of which $91 is subject to expiration in the years 1999 through 2003. The remaining balances expire in years beyond 2003 or have an indefinite carryforward period.
  Tax credit carryforwards at December 31, 1998, amounted to $53 of which $48 is subject to expiration in the years 1999 through 2003. The remaining balances expire in years beyond 2003 or have an indefinite carryforward period.
  Undistributed earnings of foreign subsidiaries and related companies which are deemed to be permanently invested amounted to $3,266, $3,458 and $3,338 at December 31, 1998, 1997 and 1996, respectively. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.
  The valuation allowance decreased by $90 in 1998 primarily due to the reversal of beginning of the year valuation allowances in Spain and for Mycogen. Goodwill decreased by $49 as a result of the Mycogen adjustment.

Domestic and Foreign Components of Income before
Income Taxes and Minority Interests
                                                    1998      1997      1996
----------------------------------------------------------------------------
Domestic                                          $1,066    $1,683    $1,996
Foreign                                              946     1,265     1,292
----------------------------------------------------------------------------
Total                                             $2,012    $2,948    $3,288
----------------------------------------------------------------------------

                           --- Page 37 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
D  Income Taxes (Continued)

Reconciliation to U.S. Statutory Rate
                                                    1998      1997      1996
----------------------------------------------------------------------------
Taxes at U.S. statutory rate                        $704    $1,032    $1,151
Adjustment of deferred taxes on basis differences      -         -        64
Amortization of nondeductible intangibles             13        13        17
Foreign rates other than 35%                          21        80        45
U.S. tax effect of foreign earnings and dividends    (82)      (83)      (75)
Other - net                                           29        (1)      (15)
----------------------------------------------------------------------------
Total tax provision                                 $685    $1,041    $1,187
----------------------------------------------------------------------------
Effective tax rate                                 34.0%     35.3%     36.1%
----------------------------------------------------------------------------


Provision for Income Taxes
                               1998                            1997                            1996
-------------------------------------------------------------------------------------------------------------
                 Current    Deferred    Total    Current    Deferred    Total    Current    Deferred    Total
-------------------------------------------------------------------------------------------------------------
Federal             $329        $(44)    $285       $476        $ 55   $  531       $499        $127   $  626
State and local       23          15       38         13           5       18         35          11       46
Foreign              348          14      362        402          90      492        347         168      515
-------------------------------------------------------------------------------------------------------------
Total               $700        $(15)    $685       $891        $150   $1,041       $881        $306   $1,187
-------------------------------------------------------------------------------------------------------------

Deferred Tax Balances at December 31
                                         1998       1997
---------------------------------------------------------
Property                                $(881)     $(893)
Tax loss and credit carryforwards         329        229
Long-term debt                            (19)       (11)
Postretirement benefit obligations        578        577
Other accruals and reserves               254        228
Investments                                (1)       (66)
Inventory                                  48         31
Other - net                              (138)       (77)
---------------------------------------------------------
Subtotal                                $ 170      $  18
Valuation allowance                        (1)       (91)
---------------------------------------------------------
Total                                   $ 169      $ (73)
---------------------------------------------------------

E  Inventories

The reserves required to adjust inventories from the first-in, first-out (FIFO) basis to the last-in, first-out (LIFO) basis at December 31, 1998 and 1997, amounted to an increase of $97 and a decrease of $76, respectively. The inventories that were valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 35 and 34 percent of the total inventories at December 31, 1998 and 1997, respectively.
  A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which decreased pretax income by $21 in 1998 and $1 in 1997 and increased pretax income by $40 in 1996.

                           --- Page 38 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
F  Significant Nonconsolidated Affiliates and Related Company Transactions

In May 1995, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11 (see Note P).
  The Company's investments in related companies accounted for by the equity method at December 31, 1998 and 1997, were $1,311 and $1,206, respectively. These amounts approximate the Company's equity in the net assets of the companies accounted for by the equity method. The excess of the Company's investments over its share of the investees' net assets is considered goodwill and is amortized over the estimated useful lives.
  The summarized financial information below includes the combined accounts of the principal companies accounted for by the equity method: BSL, Dow Corning, DuPont Dow Elastomers L.L.C., Gurit-Essex A.G. and Total Raffinaderij Nederland N.V. The Company's investment in these companies was $941 and $866 at December 31, 1998 and 1997, respectively, and its equity in their earnings was $74, $86 and $36 in 1998, 1997 and 1996, respectively, after not recognizing earnings related to Dow Corning.

Summarized Balance Sheet Information at December 31
                                    1998      1997
--------------------------------------------------
Current assets                    $2,772    $2,759
Non-current assets                 5,667     5,034
--------------------------------------------------
Total assets                      $8,439    $7,793
--------------------------------------------------
Current liabilities               $1,854    $1,114
Non-current liabilities            4,028     4,466
--------------------------------------------------
Total liabilities                 $5,882    $5,580
--------------------------------------------------


Summarized Income Statement Information
                                    1998      1997      1996
------------------------------------------------------------
Sales                             $4,492    $4,130    $3,672
Gross profit                       1,047     1,203     1,159
Net income                           319       402       313
------------------------------------------------------------

  Dividends received from related companies were $48 in 1998, $53 in 1997 and $95 in 1996.
  The Company has various service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales and purchase agreements.
  All other transactions with related companies, and balances due to or from related companies, were not material.

G  Property

Property at December 31                    Estimated
                                          Useful Lives
                                            (Years)      1998      1997
-----------------------------------------------------------------------
Land                                           --     $   366   $   341
Land and waterway improvements               20-25        677       648
Buildings                                     5-50      2,212     2,147
Machinery and equipment                       3-20     17,481    16,710
Utility and supply lines                      5-20      1,419     1,380
Other                                         3-20      1,270     1,292
Construction in progress                        --      1,010       827
-----------------------------------------------------------------------
Total                                                 $24,435   $23,345
-----------------------------------------------------------------------

Depreciation expense was $1,188, $1,208 and $1,259 in 1998, 1997 and 1996, respectively. Manufacturing maintenance and repair costs were $648, $645 and $695 in 1998, 1997 and 1996, respectively. Capitalized interest was $47, $31 and $35 in 1998, 1997 and 1996, respectively.

                           --- Page 39 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
H  Leased Property

The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment under operating leases. In addition, gas turbines at two U.S. locations are leased and a Canadian subsidiary leases an ethylene plant. The Company has the option to purchase the ethylene plant and certain other leased equipment and buildings at the termination of the leases.
  Rental expenses under operating leases were $408, $406 and $414 for 1998, 1997 and 1996, respectively.

Minimum Operating Lease Commitments at December 31, 1998
--------------------------------------------------------
1999                                              $  244
2000                                                 302
2001                                                 166
2002                                                 130
2003                                                 108
2004 and thereafter                                1,099
--------------------------------------------------------
Total                                             $2,049
--------------------------------------------------------

I  Notes Payable, Long-Term Debt and Available Credit Facilities

Notes payable consist primarily of obligations due to banks with a variety of interest rates and maturities. The notes payable outstanding at December 31, 1998 and 1997, were $1,526 and $1,656, respectively. The year-end weighted-average interest rates for these notes payable were 5.46 percent and 5.80 percent, respectively, excluding the effects of short-term borrowings in highly inflationary countries. Included in notes payable at December 31, 1998 and 1997, were commercial paper amounts of $301 and $474, respectively.
  The average interest rate on long-term debt was 7.13 percent in 1998 compared with 7.03 percent in 1997. Annual installments on long-term debt for the next five years are as follows: 1999, $300; 2000, $214; 2001, $285; 2002, $612; 2003, $405.
  The Company had unused and available credit facilities at December 31, 1998, with various U.S. and foreign banks totaling $1,988 which required the payment of commitment fees. Additional unused credit facilities totaling $661 at December 31, 1998, were available for use by foreign subsidiaries. These facilities are available in support of commercial paper borrowings and working capital requirements.

                           --- Page 40 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
I  Notes Payable, Long-Term Debt and Available Credit Facilities
(Continued)

Long-Term Debt at December 31                   1998             1997
                                             Average          Average
                                                Rate    1998     Rate     1997
------------------------------------------------------------------------------
Promissory notes and debentures:
  Final maturity 2002                          7.81%  $  539    7.81%   $  539
  Final maturity 2003                          7.13%     148    7.13%      148
  Final maturity 2006 and thereafter           8.50%   1,384    8.50%    1,384
Foreign bonds:
  Final maturity 1998, Japanese yen                -       -     4.00%     154
  Final maturity 1999, German mark             5.00%     179     5.00%     167
  Final maturity 2000, Swiss franc             4.63%     109     4.63%     103
  Final maturity 2001, Japanese yen            6.38%     218     6.38%     192
  Final maturity 2003, Euro                    5.00%     175         -       -
Other facilities - various rates and
  maturities:
  U.S. dollar loans                                -     163         -     400
  Foreign currency loans                           -     112         -     225
  Dow ESOP, final maturity 2004                9.42%      74     9.42%      84
  Medium-term notes, varying
     maturities 1999-2022                          -     342         -     362
  Pollution control/industrial revenue bonds,
     varying maturities 1999-2028                  -     856         -     831
  Unexpended construction funds                    -       -         -      (2)
  Capital lease obligations                        -      53         -      16
Unamortized debt discount                          -      (1)        -      (1)
Long-term debt due within one year                 -    (300)        -    (406)
------------------------------------------------------------------------------
Total                                                 $4,051            $4,196
------------------------------------------------------------------------------

J  Financial Instruments

Investments
The proceeds from sales of available-for-sale securities were $1,960 and $1,934 and the sales resulted in gross realized gains of $120 and $137 and losses of $54 and $42 in 1998 and 1997, respectively.
  The Company's investments in marketable securities are primarily classified as available-for-sale. Maturities for the substantial majority of debt securities were less than five years at December 31, 1998 and 1997.

Risk Management
The Company's risk management program for both interest rate risk and foreign currency is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times. The Company uses value at risk and stress tests to monitor risk. Because the counterparties to these contracts are major international financial institutions, credit risk arising from these contracts is not significant and the Company does not anticipate any such losses. The net cash requirements arising from risk management activities are not expected to be material. The Company's overall financial strategies and impacts from using derivatives in its risk management program are reviewed periodically with the Finance Committee of the Company's Board of Directors and revised as market conditions dictate.
  The Company's global orientation in diverse businesses with a large number of diverse customers and suppliers minimizes concentrations of credit risk. No significant concentration of credit risk existed at December 31, 1998.

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

                           --- Page 41 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
J  Financial Instruments (Continued)

  The notional principal amounts on all types of interest derivative contracts at December 31, 1998 and 1997, totaled $2,673 and $2,858 with a weighted-average remaining life of 5.8 years and 2.9 years, respectively. Interest rate derivatives representing hedges of debt-related exposures resulted in unrealized gains of $11 and $5 and losses of $55 and $21 in 1998 and 1997, respectively.

Interest Derivatives at December 31, 1998
                                                        Weighted-average Rate
                           Notional                     ---------------------
                             Amount     Maturities     Receive            Pay
-----------------------------------------------------------------------------
Receive fixed hedge        $  304        1999-2004        5.0%           4.4%
Receive floating hedge      1,595        1999-2022        5.8%           4.9%
Other                         774        1999-2008          -              -
-----------------------------------------------------------------------------

Interest Derivatives at December 31, 1997
                                                        Weighted-average Rate
                           Notional                     ---------------------
                             Amount     Maturities     Receive            Pay
-----------------------------------------------------------------------------
Receive fixed hedge        $  801        1998-2004        6.8%           4.8%
Receive floating hedge      1,030        1998-2005        5.5%           6.9%
Other                       1,027        1998-2001          -              -
-----------------------------------------------------------------------------

Foreign Currency Risk Management
The Company's global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets and liabilities denominated in foreign currencies in Europe, Asia Pacific and Canada; bonds denominated in foreign currencies; and economic exposure derived from the risk that currency fluctuations could affect the dollar value of future cash flows at the operating income level. The primary business objective of the activity is to optimize the U.S. dollar value of the Company's assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same currency are netted and only the net exposure is hedged.
  At December 31, 1998 and 1997, the Company had forward contracts and options outstanding with various expiration dates (primarily in January of the next year) to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $9,515 and $9,511, respectively. The unrealized gains or losses on these contracts, based on the foreign exchange rates at December 31, 1998 and 1997, were a loss of $7 and a gain of $50, respectively. The effect of foreign exchange derivatives is primarily recognized in "Sundry income-net." The effect of hedges of net investments in subsidiaries is recognized in "Accumulated other comprehensive income."
  At December 31, 1997, the Company had cross-currency swaps outstanding with notional principal amounts of $50 and unrealized losses of $2. These were primarily recognized in "Sundry income-net" and offset the gains and losses from the assets and liabilities being hedged.


Fair Value of Financial Instruments at December 31
                                               1998                                 1997
---------------------------------------------------------------------------------------------------------
                                 Cost    Gain    Loss    Fair Value    Cost    Gain    Loss    Fair Value
---------------------------------------------------------------------------------------------------------
Interest-bearing deposits     $   108       -       -      $   108  $   194       -       -       $   194
Marketable securities:
 Debt securities                1,409    $ 37   $ (10)       1,436    1,376    $ 30   $ (12)        1,394
 Equity securities                488     119     (25)         582      467      91     (32)          526
Other                              63     182       -          245       60     672    (150)          582
---------------------------------------------------------------------------------------------------------
Total                         $ 2,068    $338   $ (35)     $ 2,371  $ 2,097    $793   $(194)      $ 2,696
---------------------------------------------------------------------------------------------------------
Long-term debt including debt
   due within one year        $(4,351)      -   $(516)     $(4,867) $(4,602)     -    $(422)      $(5,024)
---------------------------------------------------------------------------------------------------------
Derivatives relating to:
 Foreign currency                   -    $ 90   $ (97)     $    (7)       -    $135   $( 85)      $    50
 Interest rates                     -      12     (59)         (47)       -       5     (21)          (16)
 Cross-currency swaps               -       -       -            -        -       -      (2)           (2)
---------------------------------------------------------------------------------------------------------
Cost approximates fair value for all other financial instruments.

                           --- Page 42 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
K  Limited Partnerships

In April 1993, three wholly owned subsidiaries of the Company contributed assets with an aggregate fair value of $977 to Chemtech Royalty Associates L.P. (Chemtech), a then newly formed Delaware limited partnership. In 1993, outside investors acquired limited partner interests in Chemtech totaling 20 percent in exchange for $200.
  In early 1998, a subsidiary of the Company purchased the limited partner interests of the outside investors in Chemtech for a fair value of $210 in accordance with windup provisions in the partnership agreement. The limited partnership was renamed Chemtech II L.P. (Chemtech II). In June 1998, the Company contributed assets with an aggregate fair value of $783 (through a wholly owned subsidiary) to Chemtech II and an outside investor acquired a limited partner interest in Chemtech II totaling 20 percent in exchange for $200.
  Chemtech II is a separate and distinct legal entity from the Company and its affiliates, and has separate assets, liabilities, business and operations. The partnership has a general partner, a wholly owned subsidiary of the Company, which directs business activities and has fiduciary responsibilities to the partnership and its other members.
  The outside investor in Chemtech II receives a cumulative annual priority return of $13 on its investment and participates in residual earnings.
  Chemtech II will not terminate unless a termination or liquidation event occurs. The outside investor may cause such an event to occur in the year 2003. In addition, the partnership agreement provides for various windup provisions wherein subsidiaries of the Company may purchase at any time the limited partner interest of the outside investor. Upon windup, liquidation or termination, the partners' capital accounts will be redeemed at current fair values.
  In December 1991, three wholly owned subsidiaries of the Company contributed assets with an aggregate market value of $2 billion to DowBrands L.P., a then newly formed Delaware limited partnership. Outside investors made cash contributions of $45 in December 1991 and $855 in June 1992 in exchange for an aggregate 31 percent limited partner interest in DowBrands L.P. In July 1997, the outside investors' limited partnership interests in DowBrands L.P. were purchased by subsidiaries of the Company for $909.
  For financial reporting purposes, the assets (other than intercompany loans, which are eliminated), liabilities, results of operations and cash flows of the partnerships and subsidiaries are included in the Company's consolidated financial statements, and the outside investors' limited partner interests are reflected as minority interests.

L  Stockholders' Equity

In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 20,000,000 shares of the Company's common stock. At December 31, 1998, the number of shares purchased under this authorization was 12,451,000. From time to time, the Company utilizes options as part of its stock repurchase program. The Company's potential repurchase obligation related to these options is reclassified from stockholders' equity to temporary equity.
  The number of treasury shares purchased, pursuant to authorization of the Board of Directors in 1997 and prior years, was 8,099,000 in 1998, 19,538,000 in 1997 and 14,926,000 in 1996. The number of treasury shares issued to employees under option and purchase programs was 3,008,000 in 1998, 3,875,000 in 1997 and 5,108,000 in 1996.
  There are no significant restrictions limiting the Company's ability to pay dividends.
  Gross undistributed earnings of nonconsolidated affiliates included in retained earnings were $247 and $145 at December 31, 1998 and 1997, respectively.

Reserved Treasury Stock at December 31
Shares (000's)                          1998      1997     1996
---------------------------------------------------------------
Stock option plans                    15,155    13,784   14,162
Employees' stock purchase plan           888       932      878
---------------------------------------------------------------
Total shares reserved                 16,043    14,716   15,040
---------------------------------------------------------------

                           --- Page 43 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
M  Stock Compensation Plans

At December 31, 1998, the Company had stock-based compensation plans under which shares or options could be granted to employees and non-employee directors. These plans were approved by the Board of Directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Given the terms of the Company's plans, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.
  The Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation." For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a binomial option-pricing model using the following weighted-average assumptions:

                                           1998         1997         1996
-------------------------------------------------------------------------
Dividend yield                             3.8%         4.0%         4.0%
Expected volatility                      25.12%       18.36%       16.12%
Risk-free interest rate                   4.54%        5.71%        6.35%
Expected life of stock option plans 7 years 7 years 7 years Expected life of stock purchase plans .83 year .83 years .83 years
-------------------------------------------------------------------------

  The effects of using the fair value method of accounting are indicated in the pro forma amounts below:

                                      1998                    1997                    1996
----------------------------------------------------------------------------------------------
                                    As     Pro              As     Pro               As    Pro
                              Reported   forma        Reported   forma        Reported   forma
----------------------------------------------------------------------------------------------
Net income available for
  common stockholders           $1,304  $1,263          $1,802  $1,774          $1,900  $1,873
Earnings per common               5.83    5.65            7.81    7.69            7.71    7.61
  share - basic
Earnings per common               5.76    5.58            7.70    7.58            7.60    7.49
  share - diluted
----------------------------------------------------------------------------------------------

Employees' Stock Purchase Plans
Annually, the Board of Directors considers authorization of Employees' Stock Purchase Plans. Most employees are eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value is determined using the plan price times the number of shares subscribed to by the employee. The plan price of the stock is set at about 85 percent of market price. Approximately 40 to 45 percent of eligible employees participated in the plans during the last three years.


Employees' Stock Purchase Plans
                                      1998                 1997                  1996
-------------------------------------------------------------------------------------------
                                Shares Exercise      Shares Exercise       Shares Exercise
                                (000's)  Price*      (000's)  Price*       (000's)  Price*
-------------------------------------------------------------------------------------------
Outstanding at beginning
 of year                           932   $69.00          878  $67.75         1,083  $55.00
Granted                          1,157    82.50        1,338   69.00         1,229   67.75
Exercised                       (1,132)   71.47       (1,261)  68.13        (1,387)  57.79
Forfeited/Expired                  (69)   81.13          (23)  69.00           (47)  67.75
-------------------------------------------------------------------------------------------
Outstanding and exercisable
 at end of year                    888   $82.50          932  $69.00           878  $67.75
-------------------------------------------------------------------------------------------
Fair value of options granted
 during the year                         $17.75               $15.26                $13.53
-------------------------------------------------------------------------------------------
*Weighted-average


                           --- Page 44 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
M  Stock Compensation Plans (Continued)

Stock Option Plans
Under the 1988 Award and Option Plan, a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. Under the 1994 Non-Employee Directors' Stock Plan, the Company may grant up to 100,000 options or shares of common stock to non-employee directors. Under both plans, the terms are fixed at the grant date. At December 31, 1998, there were 3,273,968 shares available for grant under the 1988 Plan and 90,700 shares available for grant under the 1994 Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Options under both plans vest from one to three years. In addition, certain options granted under the 1988 Plan have performance-based vesting provisions.


Stock Options
                                      1998                 1997                  1996
-------------------------------------------------------------------------------------------
                                Shares   Exercise    Shares Exercise       Shares Exercise
                                (000's)    Price*    (000's)  Price*       (000's)  Price*
-------------------------------------------------------------------------------------------
Outstanding at beginning
 of year                        10,348     $66.49    11,984   $62.69       15,020   $59.13
Granted                          2,343      91.56     1,704    80.00        1,859    75.38
Exercised                       (1,794)     61.51    (3,322)   63.83       (4,682)   57.25
Forfeited/Expired                  (56)     61.51       (18)   63.83         (213)   42.45
-------------------------------------------------------------------------------------------
Outstanding at end of year      10,841     $72.76    10,348   $66.49       11,984   $62.69
-------------------------------------------------------------------------------------------
Exercisable at end of year       8,551     $67.73     8,652   $63.84       10,151   $60.42
-------------------------------------------------------------------------------------------
Fair value of options
 granted during the year                   $21.03             $14.52                $14.19
-------------------------------------------------------------------------------------------
* Weighted-average


Stock Options at December 31, 1998
                                    Options Outstanding             Options Exercisable
---------------------------------------------------------------------------------------
                 Range of    Shares          Remaining    Exercise     Shares  Exercise
          Exercise Prices   (000's)  Contractual Life*      Price*    (000's)    Price*
---------------------------------------------------------------------------------------
         $41.00 to $53.00       978         3.59 years      $50.40        978    $50.40
          53.01 to  60.00     1,042         3.50 years       57.44      1,042     57.44
          60.01 to  67.00     1,536         4.62 years       64.58      1,536     64.58
          67.01 to  76.00     3,381         6.54 years       71.38      3,381     71.38
          76.01 to  99.00     3,904         8.74 years       86.87      1,614     80.21
---------------------------------------------------------------------------------------
  Total  $41.00 to $99.00    10,841         6.50 years      $72.76      8,551    $67.73
---------------------------------------------------------------------------------------
* Weighted-average


  Under the 1988 Plan, the Company grants deferred stock to certain key employees. The grants vest either after a designated period of time, generally five years, or when the Company attains specified earnings targets. Compensation expense totaled $23, $26 and $8 for 1998, 1997 and 1996, respectively. The number of deferred shares outstanding was 949,000, 1,293,000 and 1,216,000 for 1998, 1997 and
1996, respectively.

                           --- Page 45 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
N  Redeemable Preferred Stock

The Company has an employee stock ownership plan (the ESOP), which is an integral part of the Salaried Employees Savings Plan.
  The ESOP borrowed funds at a 9.42 percent interest rate with a final maturity in 2004 and used the proceeds to purchase convertible preferred stock from the Company. The preferred stock is convertible into the Company's common stock either at a conversion rate of 1:1 if the fair market value of the Company's common stock equals or exceeds $86.125 per share, or at the number of shares of common stock equivalent to $86.125 if common stock fair market value is less than $86.125 per share, subject to the conversion conditions of the ESOP. The preferred stock is redeemable in whole or in part at the option of the Company at any time after January 1, 2000, at $86.125 per share, plus an amount equal to all accrued and unpaid dividends. The dividend yield on the preferred stock is 7.75 percent of the $86.125 redemption value. If the Company consummates certain merger or consolidation transactions involving the Company's common stock, the preferred stock must be redeemed by the Company for cash at a redemption price equal to 105 percent of the $86.125 per share redemption value, plus accrued and unpaid dividends.
  The convertible preferred stock issued to the ESOP is reported as "Temporary Equity" in the balance sheet. Because the Company has guaranteed the ESOP's borrowings, the principal amount of the ESOP loan is reported as "Long-Term Debt" and a reduction of "Temporary Equity" in the Company's balance sheet.

O  Pension Plans and Other Postretirement Benefits

Pension Plans
The Company has defined benefit pension plans which cover employees in the United States and a number of other countries. The Company's funding policy is to contribute annually, at a rate that is intended to approximate a level percentage of compensation for the covered employees, to those plans where pension laws and economics either require or encourage funding. Plan assets consist predominantly of equity and fixed income securities of U.S. and foreign issuers, and include Company common stock with a value of approximately $168 at December 31, 1998.
  The U.S. funded plan covering the parent company is the largest plan. Its benefits are based on length of service and the employee's three highest consecutive years of compensation. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 6.75 and 5 percent for 1998 and 7 and 5.5 percent for 1997. The assumed long-term rate of return on assets was 9.5 percent for 1998 and 1997. All other pension plans used assumptions in determining the actuarial present value of the projected benefit obligations that are consistent with (but not identical to) those of the U.S. plan.
  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $689, $596 and $55, respectively, at December 31, 1998, and $587, $474 and $50, respectively, at December 31, 1997.
  U.S. employees are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation which is matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, France, Spain and the United Kingdom. Contributions charged to income for defined contribution plans were $90 in 1998, $90 in 1997 and $77 in 1996.

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

                           --- Page 46 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
O  Pension Plans and Other Postretirement Benefits (Continued)

For 1998, a discount rate of 6.75 percent and weighted-average medical cost trend rates starting at 7.38 percent and declining gradually to
5.39 percent in 2004 were assumed. For 1997, the discount rate assumption was 7 percent and the medical cost trend rate assumption was 7.78 percent declining gradually to 5.39 percent in 2004. The assumed long-term rate of return on assets was 9.5 percent for 1998 and 1997. All other postretirement benefit plans used assumptions in determining the actuarial present value of accumulated postretirement benefit obligations that are consistent with (but not identical to) those of the U.S. parent company plan.
  Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated post-retirement benefit obligation at December 31, 1998, by $15 and the net periodic postretirement benefit cost for the year by $1. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated post-retirement benefit obligation at December 31, 1998, by $19 and the net periodic postretirement benefit cost for the year by $1.

Net Periodic Cost for all Significant Plans
                   Defined Benefit Pension Plans  Other Postretirement Benefits
                        1998    1997    1996           1998    1997    1996
-------------------------------------------------------------------------------
Service cost           $ 163   $ 159   $ 160           $ 21    $ 19    $ 19
Interest cost            418     397     388             91      79      79
Expected return
 on plan assets         (532)   (452)   (423)           (16)    (11)     (9)
Amortization of
 transition obligation     7       8       8              -       -       -
Amortization of prior
 service cost             18      19      20            (35)    (39)    (39)
Amortization of
 unrecognized (gain) loss 11       8      11             (2)    (15)    (10)
-------------------------------------------------------------------------------
Net periodic cost      $  85   $ 139   $ 164           $ 59    $ 33    $ 40
-------------------------------------------------------------------------------

                           --- Page 47 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
O  Pension Plans and Other Postretirement Benefits (Continued)


Change in Benefit Obligation, Plan Assets and Funded Status of all
Significant Plans
                                                                                              Other
                                                      Defined Benefit Pension Plans  Postretirement Benefits
                                                             1998         1997           1998         1997
------------------------------------------------------------------------------------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year                 $ 6,234       $5,909        $ 1,272      $ 1,138
  Service cost                                                163          159             21           19
  Interest cost                                               418          397             91           79
  Plan participants' contributions                              6            7              -            -
  Amendments                                                   (9)         (24)             2           34
  Actuarial changes in assumptions and experience             308          247             48           42
  Acquisition/divestiture activity                             11           62             (9)          38
  Benefits paid                                              (400)        (343)           (83)         (76)
  Currency impact                                              49         (180)           (10)          (2)
------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                         $ 6,780       $6,234        $ 1,332      $ 1,272
------------------------------------------------------------------------------------------------------------
Change in plan assets
  Market value of plan assets at beginning of year        $ 6,940       $5,879        $   185      $   123
  Actual return of plan assets                                938        1,151             23           22
  Acquisition/divestiture activity                              8          144              -            -
  Employer contributions                                       26           91             38           40
  Plan participants' contributions                              7            6              -            -
  Benefits paid                                              (387)        (331)             -            -
------------------------------------------------------------------------------------------------------------
Market value of plan assets at end of year                $ 7,532       $6,940        $   246      $   185
------------------------------------------------------------------------------------------------------------
Funded status and net amount recognized
  Plan assets in excess of (less than) benefit obligation $   752       $  706        $(1,086)     $(1,087)
  Unrecognized net transition obligation                       23           31              1            1
  Unrecognized prior service cost                             156          177           (165)        (215)
  Unrecognized net gain                                    (1,045)        (934)          (116)        (164)
------------------------------------------------------------------------------------------------------------
Net amounts recognized in the consolidated balance sheets $  (114)      $  (20)       $(1,366)     $(1,465)
------------------------------------------------------------------------------------------------------------

Net amounts recognized in the consolidated balance sheets consist of:
  Accrued benefit liability                               $  (597)      $ (480)       $(1,366)     $(1,465)
  Prepaid benefit cost                                        340          379              -            -
  Additional minimum liability - intangible asset              44           29              -            -
  Accumulated other comprehensive income - pretax              99           52              -            -
------------------------------------------------------------------------------------------------------------
Net amount recognized in the consolidated balance sheets  $  (114)      $  (20)       $(1,366)     $(1,465)
------------------------------------------------------------------------------------------------------------

                           --- Page 48 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
P  Commitments and Contingent Liabilities

In January 1994, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, announced a pretax charge of $640 ($415 after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 ($152 after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 and $441, less expected insurance recoveries of $600 and $200, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 less expected insurance recoveries of $1,200.
  As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on net income was a charge of $192 for 1993 and $70 for 1994.
  Dow Corning reported an after tax net loss of $167 for the second quarter of 1995 as a result of a $221 after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 15, 1995. As a result of such loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
  On September 1, 1994, Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
  The Company is separately named as a defendant in more than 14,000 breast implant product liability cases, of which approximately 4,000 state cases are the subject of summary judgments in favor of the Company. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
  Judge Pointer was appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his earlier ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995, ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

                           --- Page 49 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
P  Commitments and Contingent Liabilities (Continued)

Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued $364 at December 31, 1998, for environmental matters, including $9 for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
  In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
  Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
  Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  A Canadian subsidiary entered into two 20-year agreements, one which expired in 1998 and one which expires in 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $221, $199 and $221 in 1998, 1997 and 1996, respectively.
  At December 31, 1998, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and
Throughput Obligations at December 31, 1998

-------------------------------------------
1999                                 $  272
2000                                    253
2001                                    255
2002                                    248
2003                                    240
2004 through expiration of contracts  1,669
-------------------------------------------
Total                                $2,937
-------------------------------------------

In addition to the take or pay obligations at December 31, 1998, the Company had outstanding purchase commitments which range from one to 18 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $106. In general, such commitments were at prices not in excess of current market prices. The Company also had outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $307.

                           --- Page 50 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
Q  Supplementary Information

Accrued and Other Current Liabilities at December 31
                                        1998    1997
----------------------------------------------------
Accrued payroll                       $  216  $  334
Accrued vacations                        185     188
Employee retirement plans                179     184
Interest payable                         118     102
Accrued miscellaneous taxes              122     129
Insurance companies' reserves            236     194
Other                                    744     635
----------------------------------------------------
Total                                 $1,800  $1,766
----------------------------------------------------

Sundry Income - Net
                                        1998    1997    1996
------------------------------------------------------------
Royalty income                          $ 32    $ 47    $ 26
Gain on sales of assets
 and securities*                         841     331     249
Dividend income                            1       8      25
Other - net                               42      50      39
------------------------------------------------------------
Total                                   $916    $436    $339
------------------------------------------------------------
*See Note C.

Other Supplementary Information
                                        1998    1997    1996
------------------------------------------------------------
Cash payments for interest              $522    $504    $496
Cash payments for income taxes           907   1,153   1,010
Provision for doubtful receivables         9     (10)     29
------------------------------------------------------------

Earnings Per Share Calculations
Shares in millions                              1998                     1997                   1996
------------------------------------------------------------------------------------------------------------
                                          Basic     Diluted        Basic     Diluted       Basic     Diluted
------------------------------------------------------------------------------------------------------------
Net income available for
  common stockholders                    $1,304      $1,304       $1,802      $1,802      $1,900      $1,900
Add back preferred stock
  dividends                                   -           6           -            6           -           7
------------------------------------------------------------------------------------------------------------
Net income for EPS calculations          $1,304      $1,310       $1,802      $1,808      $1,900      $1,907
------------------------------------------------------------------------------------------------------------
Weighted-average common
  shares outstanding                      223.5       223.5        230.6       230.6       246.3       246.3
Add back effect of dilutive securities
  Stock options and awards                    -         2.4            -         2.8           -          3.0
  Converted preferred stock                   -         1.4            -         1.4           -          1.6
------------------------------------------------------------------------------------------------------------
Weighted-average common
  shares for EPS calculations             223.5       227.3        230.6       234.8       246.3        250.9
------------------------------------------------------------------------------------------------------------
Earnings per common share                $ 5.83      $ 5.76       $ 7.81      $ 7.70      $ 7.71      $  7.60
------------------------------------------------------------------------------------------------------------

                           --- Page 51 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
R  Operating Segments and Geographic Areas

The Company is a diversified, worldwide manufacturer and supplier of more than 3,500 products. The Company's wide range of products are used primarily as raw materials in the manufacture of customer products and services. Industries served by the Company include aerospace, appliance, automotive, agriculture, building and construction, chemical processing, electronics, environmental services, furniture, housewares, insurance and finance, oil and gas, packaging, processed foods, pulp and paper, utilities and water treatment.
  The Company conducts its worldwide operations through 14 global businesses, which have been aggregated into reportable operating segments based on the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The reportable operating segments are: Performance Plastics, Performance Chemicals, Agricultural Products, Plastics, Chemicals, and Hydrocarbons and Energy. (For a description of the operating segments and how they are aggregated, see the Corporate Profile on pages 3-5, which forms an integral part of the Financial Statements.) The information shown below and on page 53 for 1996 and 1997 by operating segment and geographic area has been restated to reflect the implementation of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."
  Transfers between operating segments are generally valued at cost. Transfers of products to the Agricultural Products segment from the other segments, however, are generally valued at market-based prices, and the revenues generated by these transfers are shown in the table below as "Intersegment revenues."
  The Company operates 121 manufacturing sites in 32 countries. The United States is home to 36 of these sites, representing 50 percent of the Company's long-lived assets. The only other country with material long-lived assets is Germany, with approximately 11 percent of the Company's total.
  The Unallocated and Other column in the table below contains the reconciliation between the totals for reportable segments and the Company totals. It represents the operating segments which do not meet the quantitative threshold for determining reportable segments, New Businesses and Consumer Products, and other corporate items not allocated to the operating segments.


Operating Segment Information
                         Performance  Performance  Agricultural                      Hydrocarbons  Unallocated
                            Plastics    Chemicals      Products  Plastics  Chemicals   and Energy    and Other      Total
-------------------------------------------------------------------------------------------------------------------------
1998
Sales to external
 customers                    $5,076       $2,639        $2,352    $3,779     $2,385       $1,479      $   731    $18,441
Intersegment revenues             15           10             -         2         42            -          (69)         -
Equity earnings -
 nonconsolidated affiliates       20            6            (1)       14         21            9           (5)        64
IPR&D and special charges (1)      -            -           337         -        113            -          357        807
EBIT (2)                       1,089          427          (209)      607        193           (5)         264      2,366
Total assets                   4,501        2,177         3,938     3,922      2,448        1,849        4,995     23,830
Investment in nonconsolidated
 affiliates                      106           32            65       777         75          140          116      1,311
Depreciation and amortization    303          168           196       248        239           97           54      1,305
Capital expenditures             368          163           129       339        328          170           49      1,546
-------------------------------------------------------------------------------------------------------------------------
1997
Sales to external customers   $5,207       $2,457        $2,134    $4,170     $2,924       $2,164      $   962    $20,018
Intersegment revenues              9            6             -         1         41            -          (57)         -
Equity earnings -
 nonconsolidated affiliates       13            2             3        54          6            3           (6)        75
EBIT (2)                       1,040          399           213       892        695          220         (222)     3,237
Total assets                   4,250        1,844         3,157     4,031      2,705        2,153        5,900     24,040
Investment in nonconsolidated
 affiliates                      103           22            11       776         47          103          144      1,206
Depreciation and amortization    305          140           169       288        222          133           40      1,297
Capital expenditures             343          130            91       171        245          179           39      1,198
-------------------------------------------------------------------------------------------------------------------------
1996
Sales to external customers   $5,270       $2,375        $1,938    $3,929     $3,034       $2,442      $ 1,065    $20,053
Intersegment revenues             11            7             0         1         38            0          (57)         -
Equity earnings -
 nonconsolidated affiliates       15            4           (16)       37          1           31           (6)        66
EBIT (2)                       1,224          408           304       827        755          163         (189)     3,492
Total assets                   4,575        2,074         2,099     4,074      2,878        3,308        5,665     24,673
Investment in nonconsolidated
 affiliates                      117           11            14       625          -          465          155      1,387
Depreciation and amortization    308          173           126       272        240          161           49      1,329
Capital expenditures             251          106           135       129        319          362           42      1,344
-------------------------------------------------------------------------------------------------------------------------
(1)  See Note B for a discussion of Purchased In-Process Research and Development (IPR&D) and Special Charges.
(2)  The reconciliation between "Earnings before Interest, Income Taxes and Minority Interests (EBIT)" and
     "Income before Income Taxes and Minority Interests" consists of "Interest income" and "Interest expense and amortization of debt discount," and can be found in the Consolidated Statements of Income on page 27.


                           --- Page 52 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Notes to Financial Statements


In millions, except for share amounts
-------------------------------------------------------------------------------
R  Operating Segments and Geographic Areas (Continued)

Geographic Area Information
                                                              Rest of
                                     United States   Europe     World     Total
-------------------------------------------------------------------------------
1998
Sales to external customers                 $7,411   $6,355    $4,675   $18,441
Long-lived assets                            4,246    2,400     1,801     8,447
-------------------------------------------------------------------------------
1997
Sales to external customers                 $8,747   $6,140    $5,131   $20,018
Long-lived assets                            4,219    2,334     1,499     8,052
-------------------------------------------------------------------------------
1996
Sales to external customers                 $8,789   $6,351    $4,913   $20,053
Long-lived assets                            4,603    2,377     1,504     8,484
-------------------------------------------------------------------------------

                           --- Page 53 ---


                                      The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------
Quarterly Statistics


In millions, except for per share amounts      (Unaudited)
-------------------------------------------------------------------------------

1998                                       1st     2nd     3rd     4th     Year
-------------------------------------------------------------------------------
Net sales                               $4,829  $4,857  $4,314  $4,441  $18,441
IPR&D and special charges                  668      12     (24)    151      807
Operating income (loss)                   (112)    719     483     296    1,386
Earnings before interest, income
  taxes and minority interests             751     760     564     291    2,366
Net income available for common
  stockholders                             421     425     314     144    1,304
Earnings per common share - basic*        1.87    1.89    1.41     .65     5.83
Earnings per common share - diluted* 1.84 1.86 1.40 .65 5.76 Common stock dividends declared
  per share                               0.87    0.87    0.87    0.87     3.48

Market price range of common stock:
  High                                  101.44  101.06   98.94  100.81   101.44
  Low                                    87.06   93.00   74.69   83.69    74.69

-------------------------------------------------------------------------------
*Due to rounding and a declining share count, the sum of the four quarters of 1998 does not equal the earnings per common share amounts calculated for the year.

-------------------------------------------------------------------------------
1997                                       1st     2nd     3rd     4th     Year
-------------------------------------------------------------------------------
Net sales                               $4,992  $5,366  $4,857  $4,803  $20,018
Operating income                           765     812     670     479    2,726
Earnings before interest, income
  taxes and minority interests             863   1,057     741     576    3,237
Net income available for common
  stockholders                             452     571     422     357    1,802
Earnings per common share - basic         1.90    2.48    1.85    1.58     7.81
Earnings per common share - diluted       1.88    2.45    1.82    1.55     7.70
Common stock dividends declared
  per share                               0.75    0.87    0.87    0.87     3.36

Market price range of common stock:
  High                                   84.75   90.25   95.81  102.63   102.63
  Low                                    75.75   78.13   85.63   84.75    75.75
-------------------------------------------------------------------------------
See Notes to Financial Statements.

                           --- Page 54 ---


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 1998 with the Independent Auditors.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 1999, and is incorporated herein by reference. See also the information concerning executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information with respect to beneficial ownership of the common stock as of January 30, 1999, by each Director and all Directors and officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 13, 1999, and is incorporated herein by reference.
  Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 13, 1999, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no such reportable relationships or related transactions in 1998.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:

       1. The Company's 1998 Consolidated Financial Statements and the Independent Auditors' Report are included in Item 8 of Part II.

       2.  Financial Statement Schedules.

           The following Financial Statement Schedule should be read in conjunction with the Financial Statements included in Item 8 of this Annual Report on Form 10-K:

             Schedule II   Valuation and Qualifying Accounts   Page 57

           Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Financial Statements or Notes thereto.

                           --- Page 55 ---


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

       3. Exhibits -- See the Exhibit Index on pages 59 and 60 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

           The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company's principal executive offices.

           The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

               3(ii) A copy of the Bylaws of The Dow Chemical Company, as re-adopted in full on February 11, 1999, effective February 10, 1999.

               10(p)  A copy of a resolution adopted by the
                      Board of Directors of The Dow Chemical Company on May 5, 1971, and most recently amended on July 9, 1998, describing the employee compensation program for decelerating Directors.

               10(r)  A copy of The Dow Chemical Company
                      Elective Deferral Plan as amended and restated as of December 11, 1997.

               21     Subsidiaries of The Dow Chemical Company.

               23     Independent Auditors' Consent.

               27.1 - 27.3    Financial Data Schedules.

  (b)  Reports on Form 8-K:

       No reports on Form 8-K were filed during the fourth quarter of 1998.



The following trademarks of The Dow Chemical Company appear in this report: Affinity, Aim, Aspun, Attane, Calibre, Curithane, D.E.H., D.E.N., D.E.R., Derakane, Dowanol, Dowex, Dowfax, Dowicil, Dowlex, Dowper, Dowtherm, Drytech, Elite, The Enhancer, Ethafoam, Ethocel, Gas/Spec, Index, Insite, Inspire, Instill, Integral, Isobind, Isonate, Isoplast, Lifespan, Liquidow, Magnum, Maxistab, Methocel, Optim, Papi, Peladow, Pellethane, Prevail, Primacor, Pulse, Questra, Safe-tainer, Saran, Silk, Specflex, Spectrim, Styrofoam, Styron, Synalox, Syntegra, Tyril, Versene, Vorante, Voranol, Zetabon

The following trademarks of Dow AgroSciences LLC appear in this report: Clincher, Dursban, FirstRate, Fortress, Lorsban, Naturalyte, Sentricon, Spider, Starane, Success, Supercede, Tracer

The following trademark of Dow Europe S.A. appears in this report:
Tector

The following trademark of Cargill Dow Polymers LLC apears in this report: EcoPLA

The following registered service mark of the Chemical Manufacturers Association appears in this report: Responsible Care

The following trademark of DuPont Dow Elastomers L.L.C. appears in this report: Nordel

The following trademark of Essex Specialty Products, Inc., appears in this report: Betaseal

The following trademark of FilmTec Corporation appears in this report:
FilmTec

The following trademark of Hampshire Chemical Corp. appears in this report: Hamposyl

The following trademark of INCA International S.p.A. appears in this report: Lighter

The following trademark of Mycogen Corporation appears in this report:
NatureGard

The following registered trademark of Solutia Inc. is used by The Dow Chemical Company under license and appears in this report: Vydyne

                           --- Page 56 ---

SCHEDULE II
THE DOW CHEMICAL COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31
(In millions)
COLUMN A                                            COLUMN B       COLUMN C      COLUMN D     COLUMN E
                                                    Balance                     Deductions     Balance
                                                  at Beginning   Additions to      from        at End
Description                                         of Year        Reserves      Reserves      of Year
--------------------------------------------------------------------------------------------------------
1998
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
   For doubtful receivables                           $ 73           $ 35          $15(b)       $ 93
   Other investments and noncurrent receivables        586            153(a)        27           712
   Accumulated goodwill amortization                   211             65           30           246
--------------------------------------------------------------------------------------------------------
1997
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
   For doubtful receivables                           $ 71           $ 19          $17(b)       $ 73
   Other investments and noncurrent receivables        508            103(a)        25           586
   Accumulated goodwill amortization                   177             58           24           211
--------------------------------------------------------------------------------------------------------
1996
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
   For doubtful receivables                           $ 53           $ 37          $19(b)       $ 71
   Other investments and noncurrent receivables        332            190(a)        14           508
   Accumulated goodwill amortization                   177             28           28           177
--------------------------------------------------------------------------------------------------------

                                                      1998           1997          1996
                                                     -----------------------------------
(a) Additions to reserve represent:
       Charges to profit and loss                     $153           $103          $116
       Miscellaneous other                               0              0            74
                                                     -----------------------------------
                                                      $153           $103          $190

(b) Deductions represent:
       Notes and accounts receivable written off      $ 12           $  9          $  9
       Credits to profit and loss                        0              0             3
       Miscellaneous other                               3              8             7
                                                     -----------------------------------
                                                      $ 15           $ 17          $ 19

                           --- Page 57 ---

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual
Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 1999.

                                          THE DOW CHEMICAL COMPANY

                                          By:      G. M. Lynch
                                             ----------------------------
                                             G. M. Lynch, Vice President
                                             and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 15th day of March, 1999 by the following persons in the capacities indicated:


     F. P. Popoff                                  W. D. Davis
-----------------------------                ----------------------------
F. P. Popoff, Director and                   W. D. Davis, Director
Chairman of the Board


     W. S. Stavropoulos                            J. L. Downey
-----------------------------                ----------------------------
W. S. Stavropoulos, Director,                J. L. Downey, Director
President and Chief Executive
Officer


     J. P. Reinhard                                E. C. Falla
-----------------------------                ----------------------------
J. P. Reinhard, Director,                    E. C. Falla, Director
Executive Vice President and
Chief Financial Officer


     G. M. Lynch                                   B. H. Franklin
-----------------------------                ----------------------------
G. M. Lynch, Vice President                  B. H. Franklin, Director
and Controller


     A. A. Allemang                                A. D. Gilmour
-----------------------------                ----------------------------
A. A. Allemang, Director and                 A. D. Gilmour, Director
Vice President


     J. K. Barton                                  M. D. Parker
-----------------------------                ----------------------------
J. K. Barton, Director                       M. D. Parker, Director and
                                             Executive Vice President


     D. T. Buzzelli                                H. T. Shapiro
-----------------------------                ----------------------------
D. T. Buzzelli, Director                     H. T. Shapiro, Director


     A. J. Carbone                                 P. G. Stern
-----------------------------                ----------------------------
A. J. Carbone, Director and                  P. G. Stern, Director
Executive Vice President


     J. C. Danforth
-----------------------------
J. C. Danforth, Director

                           --- Page 58 ---


                             EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION

  3(i) Restated Certificate of Incorporation of The Dow Chemical Company, incorporated by reference to Exhibit 3(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  3(ii) A copy of the Bylaws of The Dow Chemical Company, as re-adopted in full on February 11, 1999, effective February 10, 1999.

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

  10(d) The Dow Chemical Company Voluntary Deferred Compensation Plan for Outside Directors, as amended effective as of July 1, 1994, incorporated by reference to Exhibit 10(f) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1994, as amended in the manner described in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998, incorporated by reference.

  10(e)   The Dow Chemical Company Executive Post Retirement Life
          Insurance Program, incorporated by reference to Exhibit
          10(g) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

  10(f) The Dow Chemical Company Outside Directors' Pension Plan, incorporated by reference to Exhibit 10(h) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992, as amended in the manner described in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998, incorporated by reference.

  10(g) The Dow Chemical Company Dividend Unit Plan, incorporated by reference to Exhibit 10(j) to The Dow Chemical Company
          Annual Report on Form 10-K for the year ended December 31,
          1992.

  10(h) The Dow Chemical Company 1988 Award and Option Plan (included as part of and incorporated by reference to the Prospectus contained in The Dow Chemical Company's Registration Statement on Form S-8, File No. 33-21748, filed May 16,
          1988), as amended during 1991 (incorporated by reference to
          Exhibit 10(k) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1991), as amended effective as of January 1, 1997 (incorporated by reference to Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 15, 1997).

  10(i)   The Dow Chemical Company Executive Split Dollar Life
          Insurance Plan Agreement, as amended    effective as of
          December 19, 1994, incorporated by reference to Exhibit
          10(m) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1995.

                           --- Page 59 ---

EXHIBIT NO.                      DESCRIPTION

  10(j) The Dow Chemical Company 1994 Executive Performance Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 12, 1994.

  10(k) The Dow Chemical Company 1994 Non-Employee Directors' Stock Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1994.

  10(l) A written description of the one-time grant of shares of the common stock of The Dow Chemical Company to new non-employee Directors, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 11, 1995.

  10(m) A written description of the 1998 Non-Employee Directors' Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998.

  10(n) A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 1999.

  10(o) A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 1999.

  10(p) A copy of a resolution adopted by the Board of Directors of The Dow Chemical Company on May 5, 1971, and most recently amended on July 9, 1998, describing the employee compensation program for decelerating Directors.

  10(q) The Dow Chemical Company Key Employee Insurance Program ("KEIP"), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executive Supplemental Retirement Plan and Company-Paid Life Insurance Plan, as referred to in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 1999, incorporated by reference.

  10(r) A copy of The Dow Chemical Company Elective Deferral Plan as amended and restated as of December 11, 1997.

  21      Subsidiaries of The Dow Chemical Company.

  23      Independent Auditors' Consent.

27.1 - 27.3
          Financial Data Schedules.

                           --- Page 60 ---


                                                       EXHIBIT 3 (ii)

                       THE DOW CHEMICAL COMPANY
                                BYLAWS

  (As re-adopted in full on February 11, 1999, effective February 10,
                                1999.)


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

                           --- Page 61 ---


                              Section II
                       MEETINGS OF STOCKHOLDERS

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

                           --- Page 62 ---


Section 2.7. Voting. Subject to all of the rights of the Preferred Stock provided for by resolution or resolutions of the Board of Directors pursuant to Article IV of the Certificate of Incorporation or by the General Corporation Law of Delaware, each stockholder shall be entitled to one vote, in person or by proxy (either written or as otherwise permitted by the General Corporation Law of Delaware), for each voting share held of record by such stockholder. The votes for the election of Directors and, upon the demand of any stockholder the vote upon any matter before the meeting, shall be by written ballot. Except as otherwise required by the General Corporation Law of Delaware or as specifically provided for in the Certificate of Incorporation or these Bylaws, in any question or matter brought before any meeting of stockholders (other than the election of Directors), the affirmative vote of the holders of voting shares present in person or by proxy representing a majority of the votes actually cast on any such question or matter shall be the act of the stockholders. Directors shall be elected by a plurality of the votes of the voting shares present in person or represented by proxy at the meeting and entitled to vote and actually cast on the election of Directors.

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

     (b) Such business is properly before the meeting pursuant to the laws of the State of Delaware; and

     (c) Such stockholder complies with the notice procedures set forth in this Section 2.9. In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a stockholder, such stockholder must have given timely written notice thereof in proper form to the Secretary of the Company. To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Company not less than 60 days nor more than 120 days prior to the anniversary date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after the anniversary of the prior year's annual meeting, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs. In no event shall the public disclosure of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. For purposes of Sections 2.9 and 3.10 of these Bylaws, "public disclosure" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press, or comparable national news service or any document publicly filed by the Company with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934. To be in proper form, a stockholder's notice to the Secretary must comply with all the same requirements that apply to special meetings of stockholders as set forth in Section 2.2 of these Bylaws.

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

                           --- Page 63 ---


                              Section III
                          BOARD OF DIRECTORS

Section 3.1. Number and Qualifications. The business and affairs of the Company shall be managed by or under the direction of its Board of Directors. The number of Directors constituting the entire Board of Directors shall be not less than six nor more than twenty-one, as authorized from time to time exclusively by a vote of a majority of the entire Board of Directors. As used in these Bylaws, the term "entire Board of Directors" means the total authorized number of Directors that the Company would have if there were no vacancies.
Each Director shall at all times be a holder of Common Stock of the Company.

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

Section 3.9. Compensation of Directors. Directors shall receive such compensation for their services as the Compensation Committee may determine pursuant to Section 4.4(a) of these Bylaws, or as the Board of Directors may determine. Any Director may serve the Company in any other capacity and receive compensation therefor.

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

                           --- Page 64 ---


     (c) The consent of each nominee to serve as a Director of the Company if elected.

The person presiding at any meeting of stockholders may refuse to acknowledge the nomination of any person not made in full compliance with the foregoing procedure.


                              Section IV
                        COMMITTEES OF THE BOARD

Section 4.1. Creation and Organization. The standing committees of the Board of Directors shall be an Executive Committee; an Audit Committee; a Compensation Committee; a Committee on Directors; an Environment, Health, Safety and Public Policy Committee; and a Finance Committee, having the respective duties assigned to each in this
Section IV and any other duties assigned to such committee by resolution passed by a majority of the entire Board of Directors from time to time. Each such standing committee shall consist of one or more Directors and such other ex officio members as the Board of Directors shall from time to time determine. The chairman of each standing committee shall be one of such committee's members who shall be designated as that committee's chairman by a majority of the entire Board of Directors. Members of each standing committee shall be elected by a majority of the entire Board of Directors. Vacancies in any standing committee shall be filled by a majority vote of the entire Board of Directors. The Board of Directors may appoint management employees of the Company or its subsidiaries to be ex officio members of any standing committee except the Executive Committee. Ex officio members of standing committees shall be entitled to be present at all meetings of their respective committees and to participate in committee discussions, but shall not be entitled to vote or be counted for quorum purposes. Each standing committee shall fix its own rules of procedure and shall meet where and as provided by such rules, but the presence of a majority of its members shall be necessary to constitute a quorum. The Board of Directors may from time to time appoint such special committees with such powers and such members as it may designate in a resolution or resolutions adopted by a majority of the entire Board of Directors.

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

                           --- Page 65 ---


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

     (a) The Compensation Committee may establish rates of salary, bonuses, retirement and other compensation for all Directors and executive officers of the Company for purposes of the Securities Exchange Act of 1934, as amended, or the regulations of the Securities and Exchange Commission, and for such other personnel as the Board of Directors may from time to time delegate to it; provided, however, that no member of the Compensation Committee may vote upon his or her own rate of salary or his or her own bonus, retirement or other compensation except for such items as are applicable to a group that also includes personnel who are not Directors or officers, or where his or her participation in such items is determined by formula; and

     (b) The Compensation Committee shall exercise all functions of the award and option committees under the Company's incentive and option plans.

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

Section 4.6. Environment, Health, Safety and Public Policy Committee. The Environment, Health, Safety and Public Policy Committee shall have the authority and responsibility to assess all aspects of the Company's environment, health and safety policies and performance, and to make recommendations to the Board of Directors and the management of the Company with regard to promoting and maintaining superior standards of performance. The Environment, Health, Safety and Public Policy Committee shall have the authority to assess any and all aspects of the Company's decisions to determine their social impact. Recognizing that positive perceptions of the Company's policies and actions among its several constituencies are extremely valuable assets, this committee will keep itself informed of these perceptions and will recommend to the Board and management actions directed at continually enhancing the Company's public image.

Section 4.7. Finance Committee. The Finance Committee shall have the responsibility of periodically reviewing the financial affairs of the Company and making recommendations to the Board of Directors concerning the financial needs of the Company and the methods of providing funds for such needs. The Finance Committee shall have the authority and responsibility for each of the following, all or any of which may be delegated to a committee of management employees of the Company that is appointed by and reports at least three times a year to the Finance Committee:

     (a) Establish investment policy for the Dow Employees' Pension Plan and any other pension plan or pension fund maintained by the Company for its employees or employees of its subsidiaries
     ("Plans");

     (b) Employ, replace, discharge and supervise, and review the performance of trustees and investment advisers acting pursuant to the Plans;

                           --- Page 66 ---


     (c) Enter into, modify, alter, amend and/or revoke any existing and future trust agreement or trust relating to the Plans;

     (d) Review and advise upon the investment policy of, and performance of trustees and investment advisers acting pursuant to or on behalf of, any pension plan or pension fund maintained by any directly or indirectly wholly owned subsidiary or subsidiaries of the Company for the benefit of its or their employees or the employees of its or their subsidiaries; and

     (e) Perform similar duties with respect to such other pension plans and pension funds, and on behalf of such other entities affiliated with the Company, as the Board of Directors from time to time shall designate.

Section 4.8. Powers Reserved to the Board. No committee of the Board of Directors shall have the power or authority to:

     (a) Approve or adopt, or recommend to stockholders, any action or matter expressly required by the General Corporation Law of Delaware to be submitted to stockholders for approval; or

     (b)  Adopt, amend, or repeal these Bylaws.

No committee of the Board of Directors shall take any action that is required by these Bylaws, the Certificate of Incorporation or the General Corporation Law of Delaware to be taken by a vote of a specified proportion of the entire Board of Directors.


                               Section V
                               OFFICERS

Section 5.1. Designation. The officers of the Company shall be a Chairman of the Board, a President, one or more Executive Vice Presidents, one or more Vice Presidents, a Treasurer, a Secretary, a Controller, and a General Counsel. The Board of Directors also may elect or appoint, or provide for the appointment of, such other officers, assistant officers (including one or more Assistant Treasurers, one or more Assistant Secretaries and one or more Assistant Controllers) and agents as may from time to time appear necessary or advisable in the conduct of the business and affairs of the Company.

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

                           --- Page 67 ---


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

Section 5.19. Compensation of Officers. The officers of the Company shall receive such compensation for their services as the Compensation Committee may determine pursuant to Section 4.4(a) of these Bylaws.


                              Section VI
                            INDEMNIFICATION

Section 6.1. Mandatory Indemnification of Directors, Officers and Employees. The Company shall indemnify, to the full extent permitted by the laws of the State of Delaware, any person who was or is a defendant or is threatened to be made a defendant to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person:

     (a)  Is or was a Director, officer or employee of the Company; or

                           --- Page 68 ---


     (b) Is or was a Director, officer or employee of the Company and is or was serving at the request of the Company as a director, trustee, member, officer, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding.

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


Section 6.2. Permitted Indemnification of Directors, Officers, Employees and Agents. The Company may indemnify, to the full extent permitted by the laws of the State of Delaware, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person:

     (a) Is or was a Director, officer, employee or agent of the Company; or

     (b) Is or was a Director, officer, employee or agent of the Company and is or was serving at the request of the Company as a director, trustee, member, officer, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding.

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

Section 6.5. Nonexclusivity. The indemnification and advancement of expenses mandated or permitted by, or granted pursuant to, this
Section VI shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any Bylaw, agreement, contract, vote of stockholders or disinterested Directors, or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise both as to action by the person in an official capacity and as to action in another capacity while holding such office, it being the policy of the Company that indemnification of the persons specified in Sections 6.1 or 6.2 above as defendants shall be made to the fullest extent permitted by the laws of the State of Delaware. The provisions of this Section VI shall not be deemed to preclude the indemnification of any person who is not specified in Sections 6.1 or 6.2 above, but whom the Company has the power or obligation to indemnify under the laws of the State of Delaware or otherwise.

Section 6.6. Insurance. The Company may purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, trustee, member, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise against any liability asserted against and incurred by such person in any such capacity, or arising out of the person's status as such, whether or not the Company would have the power or the obligation to indemnify the Director, officer, employee or agent of the Company against such liability under the provisions of this Section VI.

                           --- Page 69 ---


Section 6.7. Definitions. For the purposes of this Section VI references to "the Company" shall include, in addition to the resulting company, any constituent company (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, trustees, members, employees and/or agents, so that any person who is or was a director, officer, trustee, member, employee or agent of such constituent company, or is or was serving at the request of such constituent company as a director, officer, trustee, member, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Section VI with respect to the resulting or surviving company as such person would have with respect to such constituent company if its separate existence had continued. The term "other enterprise" as used in this Section VI shall include employee benefit plans. References to "fines" in this Section VI shall include excise taxes assessed on a person with respect to an employee benefit plan. The phrase "serving at the request of the Company" shall include any service as a Director, officer, employee or agent of the Company that imposes duties on, or involves services by, such Director, officer, employee or agent with respect to any employee benefit plan, its participants or beneficiaries.

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


                             Section VIII
                          AMENDMENT OF BYLAWS

Section 8.1. The Board of Directors shall have power to amend, alter, change, adopt and repeal the Bylaws of the Company at any regular or special meeting. The stockholders also shall have power to amend, alter, change, adopt and repeal the Bylaws of the Company at any annual or special meeting subject to the requirements of the Certificate of Incorporation.

                           --- Page 70 ---


                                                         EXHIBIT 10(p)

                       THE DOW CHEMICAL COMPANY
                  RETIREMENT POLICY FOR BOARD MEMBERS

         (As re-adopted in full and restated on July 9, 1998.)

RESOLVED, that upon the recommendation of the Committee on Directors, the following policy shall apply with respect to retirement of members of the Board of Directors:

1. Each member of the Board of Directors who is an officer or employee shall retire from line responsibility upon the later of the following dates:

     (a) As of the first day of the month following the Director's sixtieth birthday; or

     (b) If such an officer or employee shall have received a significant promotion or promotions after his or her fifty-fifth birthday, as of the first day of the month following the fifth anniversary of the most recent such promotion, but in no event beyond the first day of the month following his or her sixty-fifth birthday.

2. Each member of the Board of Directors who is an officer or employee shall have the option of retiring from his or her line responsibility on the first of any month after attaining age sixty, whether or not required to retire from such responsibility pursuant to Paragraph 1 hereof.

3. Each person described in Paragraphs 1 or 2 hereof, upon retiring from said line responsibility, shall while serving as a Director of the Company remain on the payroll of the Company as an officer or employee without line responsibility as a decelerating Director, until the earlier of the following dates, such period of time to be called deceleration:

     (a) The fifth anniversary of retirement from said line responsibility;

     (b) The first day of the month following his or her sixty-fifth birthday;

     (c)  The date of his or her death.

     Each such person shall hold himself or herself available for nomination to and service upon the Board of Directors at the sole discretion of the Board during the period he or she remains on the Company's payroll, provided that the Director's health permits performance of such service and unless such other reason acceptable to the Board prevents such service.

4. For services performed pursuant to Paragraph 3 hereof, the Company shall compensate such person as follows, until the termination of the period of service as described in Paragraph 3, with Final Pay as a Line Employee defined as 175% of such person's final annual base salary:

     (a)  First year: Ninety percent of Final Pay as a Line Employee;

     (b)  Second year: Eighty percent of Final Pay as a Line Employee;

     (c)  Third year: Seventy percent of Final Pay as a Line Employee;

     (d)  Fourth year: Sixty-five percent of Final Pay as a Line
          Employee; and

     (e)  Fifth year: Sixty percent of Final Pay as a Line Employee.

                           --- Page 71 ---

     In any event, the compensation payable under Paragraph 4 (a) through (e) for any Director shall not be less than the Director's retirement benefit projected through the end of the fifth year of deceleration, so long as service continues through five full years of deceleration, under the applicable Dow defined benefit retirement plan, with the same percent survivor benefit as provided to other active employees by these plans. During such period of service such person shall also be entitled to participate in the same employee life and accident insurance programs as he or she was already a participant of as of the date deceleration began. For purposes of calculating such benefits, the effective salary immediately prior to the date such person relinquishes line responsibility shall be used.

     In the event such person's retirement shall commence prior to the end of the fifth year of the period of service, such person may receive a lump sum payment in an amount equal to the net present value of the difference, for the remaining period, between (i) such individual's actual pension retirement benefit under the applicable Dow defined benefit retirement plans, and (ii) the projected retirement benefit under such plans, assuming service through the end of the fifth year of deceleration. Under such circumstances, such person may also receive a lump sum payment in an amount equal to the net present value of the difference between (i) the annual compensation payable under Paragraph 4 (a) through (e) for the remaining period, and (ii) the actual annual pension payable for each of such years for the remaining period. The payments of any lump sum under this paragraph shall be subject to the approval of the Chairman of the Compensation Committee and the Chairman of the Board (or, the Board of Directors in the event of any action relating to the Chairman of the Board).

5. Each such person who shall commence services to the Company pursuant to Paragraph 3 and who retires as an employee shall receive retirement benefits under The Dow Chemical Company Employees' Retirement Plan ("the Retirement Plan"), the Retirement Supplement provided for in the resolution adopted by this Board of Directors on December 8, 1977 ("the Retirement Supplement Resolution"), and the Dow Employees' Stock Benefit Plan ("DESBP"), or their successor plans subject, however, to the following:

     (a) Time spent as described in Paragraph 3 will be counted as Credited Service under the Retirement Plan and as Vesting Service under DESBP.

     (b) Nonqualified Compensation, as determined under the Retirement Supplement Resolution, shall be calculated for such person as follows:

          (i) The Company will determine a Theoretical Income, defined as an estimate of the amount that such person's salary and cash bonuses would have been if he or she had retained line responsibility for each year during such person's period of service as described in Paragraph 3.

          (ii) The amount of such Theoretical Income shall be used in place of Average Annual Compensation, as defined in the Retirement Plan, for the purpose of determining
               Nonqualified Compensation, upon which a Supplement shall be paid to such person pursuant to such Retirement Supplement Resolution following such person's retirement.

     (c) If such person is not a member of the Retirement Plan and DESBP but is covered by another retirement plan or plans maintained by the Company or a subsidiary, he or she shall receive retirement benefits from such other plan or plans. A Supplement pursuant to the Retirement Supplement Resolution may be computed and paid based as near as practicable upon the principles set forth in (a) and (b) of this paragraph to the extent that the same may be equitable.

6. Payments provided for in Paragraphs 3 and 4 hereof shall be forfeited if the Executive Committee of the Company finds, after a hearing at which such person shall be entitled to appear, that such person has at any time engaged in any activity harmful to the interests of or in competition with the Company or its subsidiaries.

7. Each member of the Board shall retire from the Board of Directors no later than the first day of the month following his or her sixty-fifth birthday; provided, that a Director who has not at any time served the Company as an officer or employee may at the discretion of the Board of Directors continue as a member of the Board of Directors subject to reelection by the Company's stockholders until the annual meeting of stockholders next succeeding his or her seventieth birthday.

                           --- Page 72 ---


                                                         EXHIBIT 10(r)

                       THE DOW CHEMICAL COMPANY
                        ELECTIVE DEFERRAL PLAN

             (Amended and Restated as of December 11, 1997
                 except as otherwise provided herein)


                               ARTICLE I

                              Definitions

1.1 Administrator shall mean the Retirement Board as more fully defined in Article 13 of the Plan.

1.2 Annual Deferral shall mean the amount of Compensation which the Participant elects to defer for a Plan Year pursuant to Articles 2 and 3 of the Plan.

1.3 Base Salary shall mean the Participant's annual basic rate of pay from the Company (excluding Performance Awards, commissions, relocation expenses, and other non-regular forms of compensation) before reductions for deferrals under the Plan or the Savings Plan. The Company may, in its sole and absolute discretion, permit portions of severance pay to be deferred.

1.4 Beneficiary shall mean the person or persons or entity designated as such in accordance with Article 14 of the Plan.

1.5 Change in Control shall mean either: (i) the dissolution or liquidation of The Dow Chemical Company; (ii) a reorganization, merger or consolidation of the Company with one or more corporations as a result of which the Company is not the surviving corporation; (iii) approval by the stockholders of the Company of any sale, lease, exchange or other transfer (in one or a series of transactions) of all or substantially all of the assets of the Company; (iv) approval by the stockholders of the Company of any merger or consolidation of the Company in which the holders of voting stock of the Company immediately before the merger or consolidation will not own fifty percent (50%) or more of the outstanding voting shares of the continuing or surviving corporation immediately after such merger or consolidation; or (v) a change of fifty-one percent (51%) (rounded to the next whole person) in the membership of the Board of Directors of the Company within a twenty-four (24) month period, unless the election or nomination for election by stockholders of each new director within such period was approved by the vote of eighty-five percent (85%) (rounded to the next whole person) of the directors then still in office who were in office at the beginning of the twenty-four month period.

1.6  Company shall mean The Dow Chemical Company.

1.7 Compensation shall mean the sum of the Participant's Base Salary and Performance Awards for a Plan Year before reductions for deferrals under the Plan or the Savings Plan, or other benefit plans sponsored by the Company.

1.8 Crediting Rates shall mean either or both, as selected by the Eligible Employee, of the following methods for determining gains or losses on the Participant's Deferral Account, or such other rate as determined by the Company:

     (i) The Case Account Method shall mean an effective annual rate equal to one hundred twenty-five percent (125%) of the one hundred twenty (120) month rolling average of the Ten-Year United States Treasury Note as determined by the Administrator on September 30 of the preceding year. Notwithstanding the preceding sentence, with respect to the first Plan Year, the Crediting Rate shall be determined as of September 30, 1994.

     (ii) The Stock Account Method shall mean any notional gains or losses equal to those generated as if the Deferral Account balance had been invested in the Common Stock of the Company, including reinvestment of dividends, stock splits and without brokerage fees. For purposes of determining the value of the Common Stock of the Company, the market price and dividend rate as of the last business day of each month shall be used according to the rules and procedures determined by the Administrator. Market price shall be the average of the high and low share prices reported as of the last business day of each month.

                           --- Page 73 ---

     The allocation of future deferrals among either or both of the Crediting Rates shall be selected in whole increments of ten percent (10%) by the Eligible Employee when submitting a Participation Election. With each new Participation Election, the Eligible Employee may elect a different allocation among the Crediting Rates which shall apply only to the Annual Deferral covered by that Participation Election. Once elected, the Crediting Rates may not be changed for the Annual Deferrals covered by the Participation Election, except as provided under
     Article 6 and Article 8 of the Plan. The Participant's allocation is solely for the purpose of calculating the Crediting Rates. Notwithstanding the method of calculating the Crediting Rates, the Company shall be under no obligation to purchase any investments used for determining Crediting Rates.

1.9 Deferral Account shall mean the notional account established for record keeping purposes for a Participant pursuant to Article 5 of the Plan.

1.10 Disability shall mean any long-term disability as defined under the Company's long-term disability plan. The Administrator, in its complete and sole discretion, shall determine a Participant's disability. The Administrator may require that the Participant submit to an examination on an annual basis, at the expense of the Company, by a competent physician or medical clinic selected by the Administrator to confirm Disability. On the basis of such medical evidence, the determination of the Administrator as to whether or not a condition of Disability exists or continues shall be conclusive.

1.11 Early Retirement Date shall mean the date a Participant becomes eligible for an early retirement benefit as defined under the Dow Employees' Pension Plan.

1.12 Elective Deferral Plan shall mean The Dow Chemical Company non-qualified elective deferral compensation plan.

1.13 Eligible Employee shall mean a key employee of the Company or any of its allied businesses designated as participating in the Plan who: (i) is a United States employee or an expatriate who is based and paid in the U.S., (ii) is a member of the functional specialist/functional leader or global leadership job families,
     (iii) has a job level of A1 or higher for Salary Plans U04, U05, and U09; or has a job level of L2 or higher for all other Salary Plans, (iv) is eligible for participation in the Savings Plan, (v) is designated by the Administrator as eligible to participate in the Plan as of September 30 for deferral of Base Salary and Performance Awards (subject to the restriction in Articles 10.2,
     11.2 and 12.2 of the Plan, and (vi) qualifies as a member of the "select group of management or highly compensated employees" under ERISA.

1.14 Enrollment Period shall mean the periods designated by the Administrator for open enrollments and (i) approximately November 1-30 for elections to defer Base Salary and Performance Awards and
     (ii) other such times as may be determined in the sole discretion of the Administrator.

1.15 ERISA shall mean the Employee Retirement Income Security Act of 1974, as amended.

1.16 Executive Awards shall mean Performance Awards paid in cash to the Participant by the Company in the form of an annual incentive bonus.

1.17 Financial Hardship shall mean an unexpected need for cash arising from an illness, Disability, casualty loss, sudden financial reversal, or other such unforeseeable occurrence as determined by the Administrator. Cash needs arising from foreseeable events such as the purchase of a residence or education expenses for children shall not, alone, be considered a Financial Hardship.

1.18 Job Family shall mean the grouping of jobs within the Company that are similar in the type of work carried out and associated with the Eligible Employee under the Company's People Success System.

1.19 Job Level shall mean the developmental stage of competencies associated with the Eligible Employee under the Company's People Success System.

1.20 Matching Credit shall mean the Company's credit to the Participant's Deferral Account under Article 4.

1.21 Normal Retirement Date shall mean the date on which a Participant attains age 65.

                           --- Page 74 ---

1.22 Participant shall mean an Eligible Employee who has elected to participate and has completed a Participation Election pursuant to
     Article 2 of the Plan and shall include persons actively employed by the Company as well as those who have terminated employment following Normal or Early Retirement Date.

1.23 Participation Election shall mean the Participant's election to participate in the Plan in the manner prescribed by the Administrator, either on a form provided for enrollment or through an automated phone enrollment system.

1.24 Performance Awards shall mean amounts paid in cash to the Participant by the Company in the form of annual incentive bonuses, including Executive Awards, before reductions for deferrals under the Plan or the Savings Plan.

1.25 Plan Year shall mean the calendar year, with the first Plan Year commencing January 1, 1995.

1.26 Other Incentive Awards shall mean incentive awards paid in cash which are not Performance Awards or Executive Awards and which the Administrator, in its sole and absolute discretion, may permit or may require to be deferred.

1.27 Retirement shall mean a termination of employment following
     Normal or Early Retirement Date.

1.28 Retirement Board shall mean the Board appointed under the Dow Employees' Pension Plan and as more fully defined in Article 13.

1.29 Salary Plan shall mean a grouping of jobs based on market salary similarities and/or related job requirements associated with the Eligible Employee.

1.30 Savings Plan shall mean The Dow Chemical Company Salaried
     Employees' Savings Plan as it currently exists and as it may subsequently be amended.

1.31 Scheduled Withdrawal shall mean a distribution of all or a portion of the entire amount of Annual Deferrals and Matching Credits credited to the Participant's Deferral Account as elected by the Participant pursuant to the provisions of Article 11 of the Plan.

1.32 Statutory Limit shall mean any statutory or regulatory limit on salary reduction contributions to the Savings Plan, or on compensation taken into account in calculating employer or employee contributions to the Savings Plan. The impact of such limits on the Participants shall be determined by the Company based upon its best estimates and according to procedures determined by the Administrator. Once the Company has determined the impact of the Statutory Limits, no adjustment shall be made to increase deferrals or Matching Credits under this Plan as a result of any adjustments ultimately required under the Savings Plan due to actual employee contributions or other factors.

1.33 Termination of Employment shall mean the Participant's employment with the Company ceases for any reason whatsoever, whether voluntary or involuntary, other than Retirement or death.

1.34 Unscheduled Withdrawal shall mean a distribution of all or a portion of the vested amount credited to the Participant's
     Deferral Account as requested by the Participant pursuant to the provisions of Article 11 of the Plan.

1.35 Valuation Date shall mean the last business day of the month in which Termination of Employment, death, Scheduled Withdrawal, or Unscheduled Withdrawal occurs. In the event of Retirement, the Valuation Date shall mean the December 31 of the year preceding the Plan Year in which benefit payments are to be made.

1.36 Vesting shall mean the Participant's right to receive
     Compensation deferred, Matching Credits, and/or earnings thereon. In the event of an involuntary Termination of Employment without cause, the Company retains the right to accelerate vesting to one hundred percent (100%).

                           --- Page 75 ---

                               ARTICLE 2

                             Participation

2.1 Participation Election. An Eligible Employee shall become a Participant in the Plan on the first day of the Plan Year coincident with or next following the date the employee becomes an Eligible Employee, provided such Eligible Employee has submitted to the Administrator a Participation Election. To be effective, the Eligible Employee must submit the Participation Election to the Administrator during the Enrollment Period designated by the Administrator. Notwithstanding the foregoing, the Administrator, in its sole discretion, may permit a newly Eligible Employee to submit a Participation Election within 30 days of that employee becoming eligible, and deferrals shall commence as soon as practical thereafter.

2.2 Annual Deferral. In the Participation Election, and subject to the restrictions in Article 3, the Eligible Employee shall designate the percentage rate of the Annual Deferral for the next Plan Year. The Participation Election shall apply to compensation earned after the date of the election and paid in the following Plan Year. For the Plan Year commencing in 1995, the designated percentage may be expressed in tenths of a percent. In subsequent Plan Years, the designated percentage must be expressed in whole percentages.

2.3 Duration of Annual Deferral. Annual Deferrals shall commence January 1 of the covered Plan Year and shall continue through December 31 of that Plan Year.

2.4 Continuation of Participation. An Eligible Employee who has elected to participate in the Plan by making an Annual Deferral shall continue as a Participant in the Plan until such employee ceases to be an Eligible Employee. A Participant shall not be eligible to elect a new Annual Deferral unless the Participant is an Eligible Employee for the Plan Year for which the election is made. In the event a Participant transfers to a subsidiary of The Dow Chemical Company and that subsidiary does not participate in the Plan, the Participant's Annual Deferral shall cease, and the Participant's Deferral Account shall remain in effect until such time as the benefits are distributed as originally elected by the Participant in the Participation Election.

2.5 Participant Fees. An Eligible Employee who has elected to participate in the Plan agrees to an administrative fee of twenty-five ($25.00) per quarter that will be deducted from the Participant's Deferral Account.


                               ARTICLE 3

                          Employee Deferrals

3.1 Deferral Election. A Participant who has elected to make pre-tax contributions under the Savings Plan may elect an Annual Deferral under this Plan. Such election shall designate a specified percentage of either Base Salary and/or Performance Awards and/or Other Incentive Awards to be deferred. Annual Deferrals under this Plan shall be irrevocable, except as provided under Articles 9, 10, 11, and 12 of the Plan. For deferrals to occur from Performance Awards, the Participant must be actively employed or an eligible retiree at the time the award is paid.

3.2 Minimum Annual Deferral. The Annual Deferral must equal or exceed a minimum established by the Administrator. Initially, the minimum deferral from Base Salary is $2,000.00 for the first Plan Year and 2% in subsequent Plan Years, and the minimum deferral from Performance Awards is 2%.

3.3 Maximum Annual Deferral. The Annual Deferral from Base Salary for a Plan Year may not exceed fifty percent (50%) of Base Salary.
     The Annual Deferral from Performance Awards for a Plan Year may be less than or equal to one hundred percent (100%) of Performance Awards. Eligible Employees who elect to defer one hundred percent (100%) of Performance Awards will have their Deferral Account credited with an amount net of Social Security tax withholding.

                           --- Page 76 ---

3.4  Election to Transfer Account Balance.  Participants in the
     Company's prior deferred compensation plan have the opportunity once, upon initial eligibility and according to procedures established by the Administrator, to transfer an existing account balance under the previous Deferred Cash Account from the prior plan to this Elective Deferral Plan. The transfer shall take effect as of the first day of the Plan Year following initial eligibility. In the event of Termination of Employment, death, or Retirement within 13 months after the election, benefits shall be paid in accordance with the election made by the Participant under the prior plan and not under the Elective Deferral Plan.

3.5 Vesting. The Participant's right to receive compensation deferred under this Article 3 shall be one hundred percent (100%) vested at all times. For purposes of the Election to Transfer Account Balance under Article 3.4, the amount transferred shall be one hundred percent (100%) vested as of the date of the transfer.


                               ARTICLE 4

                       Company Matching Credits

4.1 Amount. The Company's Matching Credit in each Plan Year shall equal fifty percent (50%) of the first six percent (6%) of Base Salary deferred, reduced by the employer matching contributions credited to the Participant's account under the Savings Plan. Notwithstanding the foregoing, the sum of the Matching Credits under the Plan plus the employer matching contributions under the Savings Plan may not exceed fifteen thousand dollars ($15,000.00) in each Plan Year.

4.2 Discontinuance of Matching Credits. Notwithstanding the foregoing, if the Participant ceases maximum matchable pre-tax contributions to the Savings Plan in any Plan Year, additional Matching Credit shall not be credited to the Participant's Deferral Account for the remainder of that Plan Year.

4.3 Vesting. The Participant's right to receive Matching Credits earned in any Plan Year shall be one hundred percent (100%) vested as of January 1 of the next Plan Year or upon death, Disability, Retirement, Change in Control, or Termination of Plan.


                               ARTICLE 5

                           Deferral Accounts

5.1 Deferral Accounts. Solely for record keeping purposes, the Company shall maintain a Deferral Account for each Participant.

5.2  Timing of Credits.

     5.2.1   Annual Deferrals.  The Company shall credit to the
             Deferral Account the Annual Deferrals under Article 3 as follows:

             (i) For the Cash Account Method, the Company shall credit to the Deferral Account the Annual Deferrals at the time the deferrals would otherwise have been paid to the Participant but for the Participation Election.

             (ii) For the Stock Account Method, the Company shall
                  credit to the Deferral Account the Annual Deferrals as of the last business day of the month in which the deferrals would otherwise have been paid to the Participant but for the Participation Election.

     5.2.2 Matching Credits. Matching Credits under Article 4 shall be credited to the Deferral Account as of January 1 of the following Plan Year.

                           --- Page 77 ---

     5.2.3 Crediting Rates. The Company shall credit gains or losses to the Deferral Account as follows:

             (i) Earnings under the Cash Account Method will be compounded daily as of the date the Annual Deferrals and Matching Credits are credited to the Deferral Account.

             (ii) The Stock Account Method will be valued based upon the market price and dividend rate of the Common Stock as of the last business day of each month.

             (iii) Matching Credits under the Stock Account Method will be valued based upon the market price and dividend rate of the Common Stock as of the last business day of the preceding December.

     5.2.4   Vesting.   The Participant's right to receive Crediting
             Rates earned in any Plan Year shall be one hundred percent (100%) vested as of January 1 of the next Plan Year or upon death, Disability, Retirement, Change in Control or
             Termination of Plan.

5.3 Statement of Accounts. The Administrator shall provide periodically to each Participant a statement setting forth the balance of the Deferral Account maintained for such Participant.


                               ARTICLE 6

                          Retirement Benefits

6.1 Amount. Upon Retirement, the Company shall pay to the Participant a retirement benefit in the form provided in Article 6.2 of the Plan, based on the balance of the Deferral Account as of the Valuation Date. If paid as a lump sum, the retirement benefit shall be equal to such balance. If paid in installments, the installments shall be paid in amounts that will amortize such balance with interest credited at the Crediting Rates over the period of time benefits are to be paid. For purposes of calculation installments, the Deferral Account shall be valued as of December 31 each year, and the subsequent installments will be adjusted for the next Plan Year according to procedures established by the Administrator.

6.2 Form of Retirement Benefits. The retirement benefit shall be paid monthly over a period of one hundred eighty (180) months or, at the discretion of the Administrator, the number of whole months required to result in a monthly benefit of three hundred dollars ($300.00), if less. Notwithstanding anything herein to the contrary, the Participant may elect in the Participation Election to have the retirement benefit paid:

     (i)   In a lump sum, or

     (ii) In installments paid monthly over a period of sixty (60) or one hundred twenty (120) months, or

     (iii) In a lump sum of a portion of the Deferral Account upon Retirement with the balance in installments paid monthly over a period of sixty (60), one hundred twenty (120), or one hundred eighty (180) months.

6.3 Commencement of Benefits. Payments shall be made or shall begin within the month of January next following the Participant's Retirement, or within ninety (90) days of Retirement, if later. Should payments commence after January, the Participant will receive in that Plan Year the total amount of benefits that would otherwise have been paid had payments commenced in January.

6.4 Changing Form of Benefit. Participants may elect an alternative form of payout as available under this Article 6.2 by written election filed with the Administrator; provided, however, that if the Participant files the election less than thirteen (13) months prior to the date benefit payments are to commence, the Participant may choose either to (i) have the Deferral Account reduced by ten percent (10%) at the valuation date immediately prior to commencement of payments, or (ii) withdraw the election to change the form of benefit, in which case the previous election shall govern. The submission of a new election shall cancel all prior elections with respect to form of benefit.

                           --- Page 78 ---

6.5 Changing Crediting Rates. Upon Retirement, a Participant may elect to change the Crediting Rates on the Deferral Account by submitting an election for such change in writing to the Company. The change in Crediting Rates shall take effect on the last business day of the month in which the election is received. The election to change Crediting Rates is available only once and must be made within one hundred eighty (180) days after Retirement.

6.6 Small Benefit Exception. Notwithstanding any of the foregoing, if the sum of all benefits payable to the Participant is less than or equal to ten thousand dollars ($10,000.00), the Administrator may, in its sole discretion, elect to pay such benefits in a single lump sum.


                               ARTICLE 7

                         Termination Benefits

7.1 Amount. Within ninety (90) days after Termination of Employment, the Company shall pay to the Participant a termination benefit equal to the balance of the Deferral Account as of the Valuation Date.

7.2 Form of Termination of Benefits. The Company shall pay the termination benefits in a single lump sum.

7.3 Sale of Business Exception. Notwithstanding any of the foregoing, if the Termination of Employment occurs as a direct result of a merger, joint venture or sale, of a subsidiary, division, business or other unit of the Company, as determined by the Administrator, the Administrator may, in its sole discretion, elect to waive the lump sum distribution of benefits for an entire class of affected employees. In cases where this election is made by the Administrator, the Participant's Annual Deferrals shall cease and the Participant's Deferral Account shall remain in effect until such time as the benefits are distributed according to the following schedule:

     (i) Payments to Participants who have attained age 50 as of the closing of the merger, joint venture or sale shall be made according to the retirement distribution elected by the Participant during an Enrollment Period and shall be made or shall begin within the month of January next following the closing date for the merger, joint venture or sale, or within ninety (90) days of such closing, if later.

     (ii) Payments to Participants who have not attained age 50 as of the closing of the merger, joint venture or sale shall be made according to the retirement distribution elected by the Participant during an Enrollment Period and shall be made or shall begin within the month of January next following the Participant's 50th birthday.


                               ARTICLE 8

                           Survivor Benefits

8.1 Pre-Retirement Survivor Benefit. If the Participant dies prior to Retirement, the Company shall pay to the Participant's Beneficiary within ninety (90) days after the Participant's death a benefit according to the form elected by the Participant as part of the Participation Election. Participants may elect either (i) a lump sum, or (ii) installments paid monthly over a period of sixty
     (60), one hundred twenty (120), or one hundred eighty (180) months. In the event that installment payments are elected, the Company shall continue to credit interest on the unpaid balance of the Deferral Account at the Crediting Rates previously elected by the Participant. Participants may change the form of benefit by submitting an election for such change in writing to the Company.

8.2 Post-Retirement Survivor Benefit. If the Participant dies after Retirement, the Company shall pay to the Participant's Beneficiary an amount equal to the remaining benefits payable to the Participant under the Plan over the same period such benefits would have been paid to the Participant, in which event the Company shall continue to credit interest on the unpaid balance of the Deferral Account at the Crediting Rates previously elected by the Participant.

                           --- Page 79 ---

8.3 Changing Crediting Rates. Notwithstanding the foregoing, beneficiaries may change the Crediting Rates on the Deferral Account within one hundred eighty (180) days following the Participant's death by submitting a request for such a change in writing to the Company. The Crediting Rates may be changed only once following the Participant's death.

8.4 Changing Form of Benefit. Beneficiaries may petition the Company once, and only after the death of the Participant, for a change in the form of Retirement Benefits. The Administrator may, in its sole and absolute discretion, choose to grant or deny such a petition, and in the case of installment payments, may reduce the period to the number of whole months required to result in a monthly benefit of at least three hundred dollars ($300.00).

8.5 Small Benefit Exception. Notwithstanding any of the foregoing, in the event the sum of all benefits payable to the Beneficiary is less than or equal to ten thousand dollars ($10,000.00), the Administrator may, in its sole discretion, elect to pay such benefits in a single lump sum.


                               ARTICLE 9

                              Disability

  If a Participant suffers a Disability, the Participant's Annual
Deferrals shall cease, and the Company shall pay the benefit described in Article 6 to the Participant as of the Participant's Normal Retirement Date.


                              ARTICLE 10

                           Change in Control

10.1 Election. An Eligible Employee may, when completing a Participation Election during the Enrollment Period, elect that, if a Change in Control occurs, the Participant (or after the Participant's death the Participant's Beneficiary) shall receive a lump sum payment of the balance of the Deferral Account within thirty (30) days after the Change in Control. This election, once made, shall be irrevocable and shall apply to the entire Deferral Account both before and after Retirement. The Deferral Account balance shall be determined as of the last business day of the month thirty (30) days prior to the month in which the Change of Control occurs.

10.2 Benefit Reduction on Withdrawal. If a Participant has not made the election described in Article 10.1 above and, within two years after a Change of Control, the Participant (or Beneficiary) elects in writing to receive a distribution of the balance of the Deferral Account (determined as described in paragraph 10.1 herein), the lump sum payment shall be reduced by an amount equal to five percent (5%) of the total balance of the Deferral Account (instead of the ten percent (10%) reduction otherwise provided for in Article 11). If a Participant elects such a withdrawal, any on-going Annual Deferral shall cease, and the Participant may not again be designated as an Eligible Employee until one entire Plan Year following the Plan Year in which such withdrawal was made has elapsed.


                              ARTICLE 11

                 Scheduled and Unscheduled Withdrawals

11.1 Scheduled Withdrawals.

     11.1.1 Election. An Eligible Employee may, when making a Participation Election, elect to receive a distribution while employed of all or a percentage of the Annual Deferrals and Matching Credits thereon, if any, to be made in the subsequent Plan Year at a specified year in the future. The election of a Scheduled Withdrawal shall be irrevocable and shall apply only to prospective Annual Deferrals and Matching Credits thereon, but not to any previous Annual Deferrals or earnings thereon. Such amounts will remain in the Participant's Deferral Account.

                           --- Page 80 ---

     11.1.2 Timing and Form of Withdrawal. The year specified for the Scheduled Withdrawal must be at least one entire Plan Year after the Plan Year in which the Annual Deferrals covered by the Participation Election commenced. For example, Annual Deferrals deposited in 1995 may not be withdrawn until 1997. The Company shall make a lump sum distribution of the amount elected in February of the Plan Year specified.

     11.1.3 Remaining Deferral Account. The remainder, if any, of the Participant's Deferral Account shall continue in effect and shall be distributed in the future according to the terms of the Plan.

     11.1.4 Contingent Upon Employment. A Participant must be actively employed by the Company to receive a Scheduled Withdrawal. In the event of a Participant's death, Retirement, or Termination of Employment, the Scheduled Withdrawal shall become void.

11.2 Unscheduled Withdrawals.

     11.2.1   Election.  A Participant (or Beneficiary if the
              Participant is deceased) may request in writing at any time an Unscheduled Withdrawal of all or a portion of the entire vested amount credited to the Participant's Deferral Account, which shall be paid in a single lump sum; provided, however, (i) that the minimum withdrawal shall be twenty-five percent (25%) of the Deferral Account balance, and (ii) that an election to withdraw seventy-five percent (75%) or more of the balance shall be deemed to be an election to withdraw the entire balance, and (iii) such an election may be made only once in a Plan Year.

     11.2.2 Withdrawal Penalty. There shall be a penalty deducted from the Deferral Account prior to an Unscheduled Withdrawal equal to ten percent (10%) of the amount of the Unscheduled Withdrawal. If a Participant elects such a withdrawal, any on-going Annual Deferral shall cease, and the Participant may not again be designated as an Eligible Employee until one entire Plan Year following the Plan Year in which such withdrawal was made has elapsed.

     11.2.3 Small Benefit Exception. Notwithstanding any of the foregoing, if the sum of all benefits payable to the Participant or Beneficiary who has requested the Unscheduled Withdrawal is less than or equal to ten thousand dollars ($10,000.00), the Company may, in its sole discretion, elect to pay out the entire Deferral Account (reduced by the ten percent (10%) penalty) in a single lump sum.


                              ARTICLE 12

                    Conditions Related to Benefits

12.1 Nonassignability. The benefits provided under the Plan may not be alienated, assigned, transferred, pledged or hypothecated by or to any person or entity, at any time or any manner whatsoever. These benefits shall be exempt from the claims of credits of any Participant or other claimants and from all orders, decrees, levies, garnishment or executions against any Participant to the fullest extent allowed by law.

12.2 Financial Hardship Distribution. Upon a finding that the Participant or the Beneficiary has suffered a Financial Hardship, the Administrator may in its sole discretion, permit the Participant to cease any on-going deferrals and accelerate distribution of benefits under the Plan in the amount reasonably necessary to alleviate such Financial Hardship. If a distribution is to be made to a Participant on account of Financial Hardship, the Participant may not make deferrals under the Plan until one entire Plan Year following the Plan Year in which a distribution based on Financial Hardship was made has elapsed.

12.3 No Right to Company Assets. The benefits paid under the Plan shall be paid from the general funds of the Company, and the Participant and any Beneficiary shall be no more than unsecured general creditors of the Company with no special or prior right to any assets of the Company for payment of any obligations hereunder.

12.4 Protective Provisions. The Participant shall cooperate with the Company by furnishing any and all information requested by the Administrator, in order to facilitate the payment of benefits hereunder. If the Participant refuses to cooperate, the Company shall have no further obligation to the Participant under the Plan.

                           --- Page 81 ---

12.5 Withholding. The Participant or the Beneficiary shall make appropriate arrangements with the Company for satisfaction of any federal, state or local income tax withholding requirements and Social Security or other employee tax requirements applicable to the payment of benefits under the Plan. If no other arrangements are made, the Company may provide, at its discretion, for such withholding and tax payments as may be required.


                              ARTICLE 13

                        Administration of Plan

  The general administration of the Plan and the responsibility for carrying out its provisions shall be vested in the Retirement Board, as Plan Administrator.

  The Administrator shall administer the Plan and interpret, construe and apply its provisions in accordance with its terms. The Administrator shall further establish, adopt or revise such rules and regulations as it may deem necessary or advisable for the administration of the Plan. All decisions of the Administrator shall be final and binding. The individuals serving on the committee shall, except as prohibited by law, be indemnified and held harmless by the Company from any and all liabilities, costs, and expenses (including legal fees), to the extent not covered by liability insurance arising out of any action taken by any member of the committee with respect to the Plan, unless such liability arises from the individual's own gross negligence or willful misconduct.


                              ARTICLE 14

                        Beneficiary Designation

  The Participant shall have the right, at any time, to designate any person or persons as Beneficiary (both primary and contingent) to whom payment under the Plan shall be made in the event of the Participant's death. The Beneficiary designation shall be effective when it is submitted to the Administrator during the Participant's lifetime either on a form prescribed by the Administrator or through an automated phone designation system. The submission of a new Beneficiary designation shall cancel all prior Beneficiary designations.

  If a Participant fails to designate a Beneficiary as provided above, or if the Beneficiary designation is revoked by marriage, divorce, or otherwise without execution of a new designation, or if every person designated as Beneficiary predeceases the Participant or dies prior to complete distribution of the Participant's benefits, then the Administrator shall direct the distribution of such benefits to the Participant's estate.


                              ARTICLE 15

                   Amendment and Termination of Plan

15.1 Amendment of Plan. The Company may at any time amend the Plan in whole or in part, provided, however, that such amendment (i) shall not decrease the balance of the Participant's Deferral Account at the time of such amendment and (ii) shall not retroactively decrease the applicable Crediting Rates of the Plan prior to the time of such amendment. The Company may amend the Crediting Rates of the Plan prospectively, in which case the Company shall notify the Participant of such amendment in writing within thirty (30) days after such amendment.

15.2 Termination of Plan. The Company may at any time terminate the Plan. If the Company terminates the Plan, the date of such termination shall be treated as the date of Termination of Employment for the purpose of calculating Plan benefits, and the Company shall pay to the Participant the benefits the Participant is entitled to receive under the Plan as monthly installments over a three (3) year period commencing within ninety (90) days.

                           --- Page 82 ---

15.3 Constructive Receipt Termination. In the event the Administrator determines that amounts deferred under the Plan have been constructively received by the Participants and must be recognized as income for federal income tax purposes, the Plan shall terminate and distributions shall be made to Participants in accordance with the provisions of Article 15.2 or as may be determined by the Administrator. The determination of the Administrator under this Article 15.3 shall be binding and conclusive.


                              ARTICLE 16

                             Miscellaneous

16.1 Successors of the Company. The rights and obligations of the Company under the Plan shall inure to the benefit of, and shall be binding upon, the successors and assigns of the Company.

16.2 ERISA Plan. The Plan is intended to be an unfunded plan maintained primarily to provide deferred compensation benefits for "a select group of management or highly compensated employees" within the meaning of Sections 201, 301 and 401 of ERISA and therefore to be exempt from Parts 2, 3 and 4 of Title I of ERISA.

16.3 Trust. The Company shall be responsible for the payment of all benefits under the Plan. At its discretion, the Company may establish one or more grantor trusts for the purpose of providing for payment of benefits under the Plan. Such trust or trusts may be irrevocable, but the assets thereof shall be subject to the claims of the Company's creditors. Benefits paid to the Participant from any such trust shall be considered paid by the Company for purposes of meeting the obligations of the Company under the Plan.

16.4 Employment Not Guaranteed. Nothing contained in the Plan nor any action taken hereunder shall be construed as a contract of employment or as giving any Participant any right to continued employment with the Company.

16.5 Gender, Singular and Plural. All pronouns and variations thereof shall be deemed to refer to the masculine, feminine, or neuter, as the identity of the person or persons may require. As the context may require, the singular may be read as the plural and the plural as the singular.

16.6 Captions. The captions of the articles and paragraphs of the Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

16.7 Validity. If any provision of the Plan is held invalid, void or unenforceable, the same shall not affect, in any respect whatsoever, the validity of any other provisions of the Plan.

16.8 Waiver of Breach. The waiver by the Company of any breach of any provision of the Plan by the Participant shall not operate or be construed as a waiver of any subsequent breach by the Participant.

16.9 Notice. Any notice or filing required or permitted to be given to the Company under the Plan shall be sufficient if in writing and hand-delivered, or sent by first class mail to the principal office of the Company, directed to the attention of the Administrator. Such notice shall be deemed given as of the date of delivery, or, if delivery is made by mail, as of the date shown on the postmark.


                              ARTICLE 17

                     Claims and Review Procedures

17.1 Claims Procedure. The Plan Administrator or its designee shall notify a Participant in writing, within ninety (90) days after his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Plan. If the Plan Administrator or its designee Company determines that a Participant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial,
     (2) a specific reference to the provisions of the Plan on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his other claim, and a description of why it is needed, and (4) an explanation of the Plan's claim

                           --- Page 83 ---
     review procedure and other appropriate information as to the steps to be taken if the Participant wishes to have the claim reviewed. If the Plan Administrator of its designee determines that there are special circumstances requiring additional time to make a decision, the Plan Administrator or its designee shall notify the Participant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

17.2 Review Procedure. If a Participant is determined by the Plan Administrator not to be eligible for benefits, or if the Participant believes that he or she is entitled to greater or different benefits, the Participant shall have the opportunity to have such claim reviewed by the Plan Administrator by filing a petition for review with the Plan Administrator within sixty (60) days after receipt of the notice issued by the Plan Administrator. Said petition shall state the specific reasons which the Participant believes entitle him or her to benefits or to greater or different benefits. The Plan Administrator shall notify the Participant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Participant and the specific provisions of the Plan on which the decision is based. If, because of the need for additional information, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Plan Administrator, but notice of this deferral shall be given to the Participant. In the event of the death of the Participant, the same procedures shall apply to the Participant's Beneficiaries.

                           --- Page 84 ---
                                                                    EXHIBIT 21

SUBSIDIARIES OF THE DOW CHEMICAL COMPANY
At December 31, 1998

                                                                             Location of              Percent
                                                                             Incorporation            Ownership
                                                                             or Organization*

The Dow Chemical Company                                                     Delaware
  Arabian Chemical Company Limited (1)                                       Saudi Arabia                    50
  Arabian Chemical Company (Latex) Ltd. (1)                                  Saudi Arabia                    50
  Arakawa Europe GmbH                                                        Germany                         60
  CD Polymers Inc.                                                           Delaware                       100
    Cargill Dow Polymers LLC (1)                                             Delaware                        50
  Centen Ag Inc.                                                             Delaware                       100
    Dow AgroSciences LLC (11)                                                Delaware                        43
    Mycogen Corporation (19)                                                 California                      13
  Chemars Inc.                                                               Delaware                       100
  DC Partnership Management Inc.                                             Delaware                       100
    DowBrands L.P. (6)                                                       Delaware                        42
  DCOMCO, Inc.                                                               Delaware                       100
  DCU/LB Trust (1)                                                           California                      50
  Denmerco Inc.                                                              Delaware                       100
  Dexco Polymers (1)                                                         Texas                           50
  Diamond Capital Management Inc.                                            Delaware                       100
  Diamond Technology Partnership Company (7)                                 Delaware                        88
    Chemtech Portfolio Inc. (13)                                             Texas                           70
  Dofinco, Inc.                                                              Delaware                       100
  Dow Austria Ges. mbH                                                       Austria                        100
  Dow Centroamerica, Sociedad Anonima                                        Costa Rica                     100
  Dow Centroamerica S/A                                                      Guatemala                      100
  Dow Chemical (Australia) Limited                                           Australia                      100
    Dow Australia Superannuation Fund A Pty Limited                          Australia                      100
    Dow Australia Superannuation Fund B Pty Limited                          Australia                      100
    Polystyrene Australia Pty Ltd (1)                                        Australia                       50
  Dow Chemical Canada Inc.                                                   Canada                         100
    1069284 Ontario Inc.                                                     Canada                         100
    Dow Capital B.V.                                                         Netherlands                    100
    Dow International Financial Services                                     Ireland                        100
      Dow Capital Public Limited Company                                     Ireland                        100
    Dow International Service Center, N.V.                                   Belgium                        100
    Dow Pipeline Ltd.                                                        Canada                         100
    DowBrands Canada Inc.                                                    Canada                         100
      DBCI Financial LLC                                                     Delaware                       100
    Fort Saskatchewan Ethylene Storage Limited Partership (1)                Canada                          50
    H-D Tech Inc. (1)                                                        Canada                          50
  Dow Chemical (China) Investment Company Ltd.                               China                          100
    Dow Distribution Center (Zhangjiagang) Co., Ltd. (16)                    China                           10
    Dow S/B Latex (Zhangjiagang) Co. Ltd. (15)                               China                           10
    SAL Petrochemical (Zhangjiagang) Company Limited (1) (18)                China                           10
  Dow Chemical (China) Ltd.                                                  Delaware                       100
  Dow Chemical Company Limited                                               United Kingdom                 100
    Cromarty Petroleum Company Limited (1)                                   United Kingdom                  50
  Dow Chemical Delaware Corp.                                                Delaware                       100
    Chemtech II L.P. (8)                                                     Delaware                        73
      Chemtech Portfolio Inc. (13)                                           Texas                           30

                           --- Page 85 ---


      Chemtech Portfolio II Inc.                                             Michigan                       100
  Dow Chemical (Hong Kong) Limited                                           Hong Kong                      100
  Dow Chemical (India) Pvt. Ltd.                                             India                          100
    Dow (India) Systems  Pvt. Ltd.                                           India                          100
  Dow Chemical International Ltd.                                            Delaware                       100
    Dow Chemical Thailand Limited                                            Thailand                       100
    Petroquimica-Dow S.A. (Petrodow)                                         Chile                           70
  Dow Chemical Japan Limited (10)                                            Japan                           89
    Dow Polyurethanes Japan Ltd.                                             Japan                          100
  Dow Chemical Korea Limited                                                 Korea                          100
  Dow Chemical (NZ) Limited                                                  New Zealand                    100
  Dow Chemical Pacific Limited                                               Hong Kong                      100
    Ulsan Pacific Chemical Corporation (14)                                  Korea                           80
  Dow Chemical Pacific (Singapore) Private Limited                           Singapore                      100
    Dow Chemical (Guangzhou) Company Limited                                 China                          100
    Dow Financial Holdings Singapore Pte Ltd.                                Singapore                      100
      Dow Distribution Center (Zhangjiagang) Co., Ltd. (16)                  China                           90
      Dow S/B Latex (Zhangjiagang) Co. Ltd. (15)                             China                           90
      SAL Petrochemical (Zhangjiagang) Company Limited (1) (18)              China                           40
    G.Z. Holdings Pte. Ltd.                                                  Singapore                      100
    S.H.A. Holdings Pte.  Ltd.                                               Singapore                      100
  Dow Chemical (Singapore) Private Limited                                   Singapore                      100
  Dow Chemical Taiwan Limited                                                Republic of China              100
  Dow Chemical Telecommunications Corp.                                      Delaware                       100
  Dow Credit Corporation                                                     Delaware                       100
  Dow Deutschland Inc.                                                       Delaware/Germany               100
    Dow Chemical Inter-American Limited                                      Delaware                       100
      Dow Quimica de Colombia S.A. (5)                                       Colombia                        10
    Dow Deutschland Anlagengesellschaft mbH                                  Germany                        100
    Dow Hungary Kft.                                                         Hungary                        100
    Dow Portugal Produtos Quimicos S.A.                                      Portugal                       100
    Dow Turkiye A.S. (3)                                                     Turkey                           5
    Epoxital S.R.L. (1)                                                      Italy                           50
    Safechem Umwelt Service GmbH                                             Germany                        100
  Dow Engineering Company                                                    Delaware                       100
    Dow Engineering, Inc.                                                    Michigan                       100
  Dow Environmental Inc.                                                     Delaware                       100
  Dow Europe Holding N.V.                                                    Netherlands                    100
    Buna Sow Leuna Olefinverbund GmbH (23)                                   Germany                         80
      BSL Pipeline Gesellschaft mbH & Co. KG (23)                            Germany                         80
      BSL Pipeline Verwaltungsgesellschaft mbh (23)                          Germany                         80
    Dow Belgium, N.V.                                                        Belgium                        100
    Dow Benelux N.V.                                                         Netherlands                    100
      C&P Botlek International B.V.                                          Netherlands                    100
        C&P Botlek International C.V. (4)                                    Netherlands                     10
      C&P Botlek International C.V. (4)                                      Netherlands                     90
      Inkoopcombinatie ELSTA V.O.F. (1)                                      Netherlands                     50
      Polyol Belgium, N.V. (12)                                              Belgium                          1
      Rofan Automation and Information Systems B.V.                          Netherlands                    100
    Dow Chemical Iberica S.A.                                                Spain                           99
      DowBrands Espanola S.A.                                                Spain                          100

                           --- Page 86 ---


    Dow France S.A.                                                          France                         100
    Dow InterBranch B.V.                                                     Netherlands                    100
      Dow Danmark A/S                                                        Denmark                        100
      Dow Norge A/S                                                          Norway                         100
    Dow Italia S.p.A.                                                        Italy                          100
    Dow Mideast Systems (JSC) (2)                                            Egypt                            1
    Dow Polska Sp.z.o.o.                                                     Poland                         100
    Dow Southern Africa (Pty) Ltd.                                           South Africa                   100
    Dow Suomi OY                                                             Finland                        100
    Dow Sverige AB                                                           Sweden                         100
    DowBrands Holding GmbH                                                   Germany                        100
    Polyol International B.V.                                                Netherlands                    100
      Polyol Belgium, N.V. (12)                                              Belgium                         99
  Dow Europe S.A.                                                            Switzerland                    100
    Dow Export S.A.                                                          Switzerland                    100
    Dow Mideast Systems (JSC) (2)                                            Egypt                            1
    Dow Turkiye A.S. (3)                                                     Turkey                           1
  Dow Factoring Company S.A.                                                 Switzerland                    100
  Dow Financial Holdings Inc.                                                Delaware                       100
    Dow Holdings Inc.                                                        Delaware                       100
      Dow Corning Corporation (1)                                            Michigan                        50
      Dow Hydrocarbons and Resources Inc.                                    Delaware                       100
        Cayuse Pipeline, Inc.                                                Texas                          100
        Dow Intrastate Gas Company                                           Louisiana                      100
        Dow Pipeline Company                                                 Texas                          100
        Midland Pipeline Corp.                                               Delaware                       100
          Fort Saskatchewan Ethylene Storage Corporation (1)                 Canada                          50
        Tier One Properties Inc.                                             Delaware                        99
    DowBrands L.P. (6)                                                       Delaware                        58
  Dow Financial Services Inc.                                                Delaware                       100
  Dow Hellas A.E.                                                            Greece                         100
  Dow International B.V.                                                     Netherlands                    100
  Dow Investment Argentina S.A.                                              Argentina                      100
    Petroquimica Bahia Blanca S.A.I.C.                                       Argentina                       63
    Polisur S.A.                                                             Argentina                       70
  Dow Kakoh Kabushiki Kaisha                                                 Japan                           65
  Dow Mideast Systems (JSC) (2)                                              Egypt                           98
  Dow Quimica Argentina S.A.                                                 Argentina                      100
  Dow Quimica Chilena S.A.                                                   Chile                          100
  Dow Quimica de Colombia S.A. (5)                                           Colombia                        90
  Dow Quimica Latin America S.A.                                             Uruguay                        100
  Dow Quimica Mexicana S.A. de C.V.                                          Mexico                         100
    Dow Internacional Mexicana S.A. de C.V.                                  Mexico                         100
  Dow Quimica S.A.                                                           Brazil                         100
    Branco Dow Compostos de Engenharia S.A. (1)                              Brazil                          50
    Dow Especialidades Quimicas Ltda.                                        Brazil                         100
    Dow Quimica do Nordeste LTDA.                                            Brazil                         100
    EDN-Estireno do Nordeste S.A.                                            Brazil                          68
      EDN-Distribuidora do Nordeste Ltda.                                    Brazil                         100
      EDN-Poliestireno do sul Limitada                                       Brazil                         100
    Isopol Produtos Quimicos S.A.                                            Brazil                          51

                           --- Page 87 ---


    Keytil Sociedad Anonima                                                  Uruguay                        100
    Primera-Industria e Comercio Ltda.                                       Brazil                         100
    Spuma Pac S.A.                                                           Brazil                         100
  Dow South Africa Holdings (Pty.) Ltd.                                      South Africa                   100
    Sentrachem Limited                                                       South Africa                   100
      Academy Plastic (Pty) Ltd.                                             South Africa                   100
      Academy Plastic Specialists (Pty) Ltd.                                 South Africa                   100
      African Amines (Pty) Ltd. (1)                                          South Africa                    50
      Agrihold (Pty) Ltd.                                                    South Africa                   100
      Aquachlor (Pty) Ltd. (1)                                               South Africa                    50
      Chemotech (Pty) Ltd.                                                   South Africa                   100
      Chrome International SA (Pty) Ltd. (1)                                 South Africa                    50
      Cisvaal (Pty) Ltd.                                                     South Africa                   100
        Jakkalsbessie Beleggings (EDMS) Bpk.                                 South Africa                   100
      Farm-Ag Ltd.                                                           South Africa                   100
        Peskor (Pty) Ltd.                                                    South Africa                   100
          Sanachem (Pty) Ltd. (9)                                            South Africa                    50
      Fedsen (Pty) Ltd. (1)                                                  South Africa                    50
      ICT 2000 (Pty) Ltd.                                                    South Africa                   100
      IFIC Holdings Ltd.                                                     Virgin Islands                 100
        IMIC Holdings Inc.                                                   Virgin Islands                 100
        Minchem International Inc.                                           South Africa                   100
        Sanachem Holdings Inc.                                               Panama                         100
          Agrofarm Israel Ltd.                                               Israel                         100
          Chemexport Inc. (1)                                                Cayman Islands                  50
          LC International (SARL)                                            France                         100
          Mermaid Containers Ltd.                                            Jersey Channel Islands         100
          Sanachem Austria (GmbH)                                            Austria                        100
          Sanachem do Brasil Comercial Ltda.                                 Brazil                         100
          Sanachem International Ltd.                                        United Kingdom                 100
          Sanachem Italia SpA                                                Italy                          100
          Sanachem USA, Inc.                                                 Delaware                       100
            Alsan Research (1)                                               Iowa                            50
          Suchem Ltd.                                                        Mauritius                      100
          Velsimex, S.A. DE C.V. (1)                                         Mexico                          50
        Seetrade Ltd.                                                        Guernsey Channel Island        100
          Seetrade Trading Ltd.                                              Guernsey Channel Island        100
        Sentrachem International Holdings Ltd.                               Jersey Channel Islnd           100
          Bonkem Inc.                                                        Panama                         100
          Hampshire Chemical do Brasil Ltda.                                 Brazil                         100
          IMIC Chem Trading Inc.                                             Panama                         100
          NCP Holdings Ltd.                                                  Jersey Channel Islands         100
            Biocitric (Pty) Ltd. (1)                                         Jersey Channel Islands          50
          Sentrachem International Ltd. (BVI)                                Virgin Islands                 100
          Sentrachem International Ltd. (UK)                                 United Kingdom                 100
          Sentraflow Ltd.                                                    Jersey Channel Islands         100
          Swisschem Ltd.                                                     Jersey Channel Islands         100
      International Fruit Container Organisation (Pty.) LTD                  South Africa                   100
      Invesen Finance (Pty) Ltd.                                             South Africa                   100
      Investment Facility Company 184 (Pty) Ltd.                             South Africa                   100
      Investment Facility Company 185 (Pty) Ltd.                             South Africa                   100

                           --- Page 88 ---


      Investment Facility Company 188 (Pty) Ltd.                             South Africa                   100
      Investment Facility Company 189 (Pty) Ltd.                             South Africa                   100
      Mega Plastics Properties (Pty) Ltd.                                    South Africa                   100
      Monomer Distribution (Pty) Ltd.                                        South Africa                   100
      National Chemical Products Ltd.                                        South Africa                   100
      NCP Marketing Corporation (Pty) Ltd.                                   South Africa                   100
      Nedchem Finance (Pty) Ltd. (1)                                         South Africa                    50
      Orchem (Pty) Ltd.                                                      South Africa                    70
      Pearlaflex Packaging (Pty) Ltd.                                        South Africa                   100
      PGM Chemicals (Pty) Ltd.                                               South Africa                   100
      Profinans (EDMS) Bpk. (1)                                              South Africa                    50
      PRP Resins (Pty) Ltd.                                                  South Africa                   100
      Rumevite (Pty) Ltd.                                                    South Africa                   100
      Safripol (Pty) Ltd. (1)                                                South Africa                    50
      Salt and Chemicals (Pty) Ltd.                                          Namibia                        100
      Sanachem (Pty) Ltd.                                                    Australia                      100
      Sanachem (Pty) Ltd. (9)                                                South Africa                    50
        Agbro (Pty) Ltd.                                                     South Africa                   100
        Agroserve (Pty) Ltd.                                                 South Africa                   100
        Brenn-O-Kem (Pty) Ltd. (1)                                           South Africa                    50
        Farmpak (Pty) Ltd.                                                   South Africa                   100
        Hyperchemicals International (Pty) Ltd.                              South Africa                   100
        Learstraat Beleggings (EDMS) Bpk.                                    South Africa                   100
        Plant Chemicals Swaziland (Pty) Ltd.                                 Swaziland                      100
        World Trading Company (Pty) Ltd.                                     South Africa                   100
      Senmin (Pty) Ltd.                                                      South Africa                   100
      Sentrachem Gardens (Pty) Ltd.                                          South Africa                   100
      Sentrachem Pty Limited                                                 Australia                      100
      Singer and Hersch Industrial Development (Pty) Ltd.                    South Africa                   100
      Spunchem Holdings (Pty) Ltd. (1)                                       South Africa                    50
      Syntheta (Pty) Ltd.                                                    South Africa                   100
        Randjespark Property Holdings (Pty.) Ltd.                            South Africa                   100
      The Synthetic Latex Company (Pty.) Ltd.                                South Africa                    51
      Walvis Bay Salt Refiners (Pty) Ltd.                                    Namibia                        100
      Wonder Horticultural Products (Pty) Ltd.                               South Africa                   100
  Dow Trading PRC Inc.                                                       Delaware                       100
  Dow Trading S.A.                                                           Switzerland                    100
  Dow Turkiye A.S. (3)                                                       Turkey                          94
  Dow Venezuela, C.A.                                                        Venezuela                      100
    CV Services Ltd.                                                         Cayman Islands                 100
  Dow-United Technologies Composite Products, Inc. (1)                       Delaware                        50
  DowBrands Inc. (20)                                                        Delaware                        79
  El Dorado Terminals Company (1)                                            New Jersey                      50
  Essex Chemical Corporation                                                 New Jersey                     100
  Essex Specialty Products, Inc.                                             New Jersey                     100
    American Mortell Corporation                                             Texas                          100
      Mortell Company                                                        Delaware                       100
    Anabond Essex India Private Limited (1)                                  India                           50
    Diamond Technology Partnership Company (7)                               Delaware                        12
    Essex Do Brasil Industria E Comercio Ltda.                               Brazil                         100
    Essex de Hermosillo, S.A. de C.V. (1)                                    Mexico                          50

                           --- Page 89 ---


    Essex Specialty Products, Inc., Canada                                   Canada                         100
    Essex Specialty Products Korea Limited                                   Korea                          100
    Expandite-Essex Pty. Limited (1)                                         Australia                       50
    Gurit-Essex AG (1)                                                       Switzerland                     50
    Sound Alliance LLC                                                       Delaware                        60
    Wuhan Essex-Tigers Chemical Co., Ltd.                                    China                           51
  Etoxilados del Plata S.A.                                                  Argentina                      100
  FilmTec Corporation                                                        Delaware                       100
  Forbanco Inc.                                                              Delaware                       100
  Great Western Pipeline Company, Inc.                                       California                     100
  Ifco Inc.                                                                  Delaware                       100
    Chemtech II L.P. (8)                                                     Delaware                         7
  INCA International S.p.A.                                                  Italy                           80
  Intarsia Corporation                                                       Delaware                        80
  Joliet Marine Terminal Trust Estate (1)                                    Illinois                        50
  Lepetit International Inc.                                                 Panama                         100
  Liana Limited                                                              Delaware                       100
    Dorinco Insurance (Ireland) Ltd.                                         Ireland                        100
    Dorinco Reinsurance Company                                              Michigan                       100
    Dorintal Reinsurance Limited                                             Bermuda                        100
    Timber Insurance Limited                                                 Bermuda                        100
  P.T. Dow Polymers Indonesia                                                Indonesia                       80
  P.T. Pacific Indomas Plastic Indonesia (1)                                 Indonesia                       50
  Petrochemical Investment Company (1)                                       Cayman Islands                  50
  Productos Quimicos Peruanos S.A.                                           Peru                           100
  Quixtor Technologies Corporation                                           Delaware                       100
  Raven Group Ltd.                                                           Delaware                        85
  RavenWorks Ltd.                                                            Delaware                       100
  Rofan Services Inc.                                                        Delaware                       100
    DH Compounding Company (1)                                               Delaware                        50
    Dow AgroSciences LLC (11)                                                Delaware                         6
    Mycogen Corporation (19)                                                 California                      87
      Byosementes Ltda.                                                      Brazil                         100
        Dinamilho Carol Produtos Agricolas Ltda.                             Brazil                         100
        FT Biogenetica de Milho Ltda.                                        Brazil                         100
        Hibridos Colorado Ltda.                                              Brazil                         100
        Hibridos Hata Ltda.                                                  Brazil                         100
        Sementes Hata Ltda.                                                  Brazil                         100
      Dow AgroSciences LLC (11)                                              Delaware                        51
        Advanced AgriTraits LLC                                              Delaware                       100
        D.E. United (Private) Limited (1)                                    Pakistan                        50
        DERe Insurance Company                                               Vermont                        100
        Dintec Agrichemicals                                                 Indiana                         66
        Dow AgroSciences Agricultural Products Limited                       Mauritius                      100
          DE-NOCIL Crop Protection Limited                                   India                           51
        Dow AgroSciences B.V.                                                Netherlands                    100
          Agrodea S.A. (1)                                                   Argentina                       50
          ChacoDAS S.A. (1)                                                  Argentina                       50
          DAS Ihara K.K. (1)                                                 Japan                           50
          Desab S.A. (1)                                                     Argentina                       50
          Dintec Agroquimica Produtos Quimicos Lda.                          Portugal                        66

                           --- Page 90 ---


          Distribuidora de Agroquimicos del Sureste de la
            Republica S.A. de C.V. (1)                                       Mexico                          50
          Dow AgroSciences (Malaysia) Sdn Bhd                                Malaysia                       100
          Dow AgroSciences (NZ) Limited                                      New Zealand                    100
          Dow AgroSciences A.S.                                              Turkey                         100
          Dow AgroSciences Argentina S.A.                                    Argentina                      100
          Dow AgroSciences Asia Sdn Bhd                                      Malaysia                       100
          Dow AgroSciences Australia Limited                                 Australia                      100
          Dow AgroSciences Bolivia S.A.                                      Bolivia                        100
          Dow AgroSciences Canada Inc.                                       Canada                         100
          Dow AgroSciences Chile S.A.                                        Chile                          100
          Dow AgroSciences Costa Rica S.A.                                   Costa Rica                     100
          Dow AgroSciences Danmark A/S                                       Denmark                        100
          Dow AgroSciences de Colombia S.A.                                  Colombia                       100
          Dow AgroSciences de Mexico S.A. de C.V.                            Mexico                         100
          Dow AgroSciences Export S.A.                                       France                         100
          Dow AgroSciences GmbH                                              Germany                        100
          Dow AgroSciences Guatemala S.A.                                    Guatemala                      100
          Dow AgroSciences Iberica S.A.                                      Spain                          100
          Dow AgroSciences Industrial Ltda.                                  Brazil                         100
          Dow AgroSciences Limited                                           United Kingdom                 100
          Dow AgroSciences Pacific Limited                                   Hong Kong                      100
          Dow AgroSciences Paraguay S.A.                                     Paraguay                       100
          Dow AgroSciences Polska Sp. z.o.o.                                 Poland                         100
          Dow AgroSciences S.A.                                              France                         100
          Dow AgroSciences s.r.o.                                            Czech Republic                 100
          Dow AgroSciences Southern Africa (Pty.) Ltd.                       South Africa                   100
          Dow AgroSciences Sverige A/B                                       Sweden                         100
          Dow AgroSciences Taiwan Ltd.                                       Republic of China              100
          Dow AgroSciences Uruguay S.A.                                      Uruguay                        100
          Dow AgroSciences Venezuela C.A.                                    Venezuela                      100
          Dow AgroSciences Vertriebs GmbH                                    Austria                        100
          Dow Chemical Japan Limited (10)                                    Japan                           11
          Fedea S.A. (1)                                                     Argentina                       50
          JV Agro S.A. (1)                                                   Argentina                       50
          Lima Delta Ltd. (1)                                                Israel                          50
          P.T. Pacific Chemicals Indonesia                                   Indonesia                       80
          Pentec - Productos Quimicos, Lda. (1)                              Portugal                        50
          Zoo-Agro de Venezuela, C.A. (1)                                    Venezuela                       50
        Dow AgroSciences Barbados Limited                                    Barbados                       100
        Dow AgroSciences China Ltd.                                          Delaware                       100
        Dow AgroSciences International Ltd.                                  Delaware                       100
          Dow AgroSciences (Thailand) Ltd.                                   Thailand                       100
        DowBrands Inc. (20)                                                  Delaware                        21
        OCI DAS Co., Ltd. (1)                                                Korea                           50
      Mycogen Crop Protection, Inc.                                          California                     100
        Mycogen Far East Asia Corporation                                    California                     100
        Mycogen S.A. de C.V.                                                 Mexico                         100
        Parasitix Corporation                                                California                     100
        SoilServ Inc.                                                        California                     100
      Mycogen Plant Science, Inc.                                            Delaware                       100
        Agrigenetics, Inc.                                                   Delaware                       100

                           --- Page 91 ---


          M.V.B. (21)                                                        France                          60
          Mycogen Canada Inc.                                                Canada                         100
          Mycogen Seeds - Puerto Rico Corporation                            Delaware                       100
          Mycoyen S.A.                                                       Argentina                      100
            Corporacion de Inversiones Frutihorticolas S.A.                  Argentina                      100
          V.M.O. S.A.S. (22)                                                 France                          50
          Verneuil Holdings S.A. (1) (24)                                    France                          35
            M.V.B. (21)                                                      France                          40
            V.M.O. S.A.S. (22)                                               France                          50
      Mycosub/BA, Inc.                                                       California                     100
        MJT BA L.P. (1)                                                      California                      50
      Mycosub/BH, Inc                                                        California                     100
        MJT BH/BT L.P. (1)                                                   California                      50
      Phytogen Seed Company, LLC                                             Delaware                        51
    Wenben Inc.                                                              Delaware                       100
      Dupont Dow Elastomers L.L.C. (1)                                       Delaware                        50
  Scotdril Midland Inc.                                                      Michigan                       100
    Scotdril Offshore Company (17)                                           United Kingdom                   2
  Scotdril Offshore Company (17)                                             United Kingdom                  98
  Sentrachem US, Inc.                                                        Delaware                       100
    Hampshire Holdings, Inc.                                                 Delaware                       100
      Hampshire Chemical Corp.                                               Delaware                       100
        Hampshire Chemical AB                                                Sweden                         100
        Hampshire Chemical Ltd.                                              United Kingdom                 100
        Hampshire Chemical Finance Corp.                                     Delaware                       100
  Styron Asia Limited (1)                                                    Hong Kong                       50
  Sumitomo Dow Ltd. (1)                                                      Japan                           50
  TCM Technologies Inc.                                                      Delaware                       100
  Ulsan Pacific Chemical Corporation (14)                                    Korea                           20
  Yokkaichi MDI Limited (1)                                                  Japan                           50
  Zhejiang Pacific Chemical Corporation                                      China                          100





  *Primary location of organization is reported for partnerships.

                           --- Page 92 ---



(1)  These companies are nonconsolidated affiliates of The Dow
     Chemical Company and are accounted for on the equity basis. Separate financial statements for these companies are not included in this Form 10-K. These companies are not controlled, directly or indirectly, by The Dow Chemical Company. Subsidiaries of these companies, if any, are not listed in this Exhibit 21.
(2)  The Dow Chemical Company's effective ownership of Dow
     Mideast Systems (JSC) is 100% of which The Dow Chemical Company owns 98%, Dow Europe Holding N.V. owns 1% and Dow Europe S.A. owns 1%.
(3)  The Dow Chemical Company's effective ownership of Dow
     Turkiye A.S. is 100% of which The Dow Chemical Company owns 94%, Dow Deutschland Inc. owns 5% and Dow Europe S.A. owns 1%.
(4) The Dow Chemical Company's effective ownership of C&P Botlek International C.V. is 100% of which Dow Benelux N.V. owns 90% and C&P Botlek International B.V. owns 10%.
(5)  The Dow Chemical Company's effective ownership of Dow
     Quimica de Colombia S.A. is 100% of which The Dow Chemical Company owns 90% and Dow Chemical Inter-American Limited owns 10%.
(6)  The Dow Chemical Company's effective ownership of DowBrands
     L.P. is 100% of which Dow Financial Holdings Inc. owns 58% and DC Partnership Management Inc. owns 42%.
(7)  The Dow Chemical Company's effective ownership of Diamond
     Technology Partnership Company is 100% of which The Dow Chemical Company owns 88% and Essex Specialty Products, Inc. owns 12%.
(8)  The Dow Chemical Company's effective ownership of Chemtech
     II L.P. is 80% of which Dow Chemical Delaware Corp. owns 73% and Ifco Inc. owns 7%.
(9)  The Dow Chemical Company's effective ownership in Sanachem
     (Pty) Ltd. is 100% of which Peskor (Pty) Ltd. owns 50% and Setrachem Limited owns 50%.
(10) The Dow Chemical Company's effective ownership of Dow
     Chemical Japan Limited is 100% of which The Dow Chemical Company owns 89% and Dow AgroSciences B.V. owns 11%.
(11) The Dow Chemical Company's effective ownership of Dow
     AgroSciences LLC is 100% of which Mycogen Corporation owns 51%, Centen Ag Inc. owns 43% and Rofan Services Inc. owns 6%.
(12) The Dow Chemical Company's effective ownership of Polyol
     Belgium, N.V. is 100% of which Polyol International B.V. owns 99% and Dow Benelux N.V. owns 1%.
(13) The Dow Chemical Company's effective ownership of Chemtech
     Portfolio Inc. is 94% of which Diamond Technology Partnership Company owns 70% and Chemtech II L.P. owns 30% (see note 8 for the effective ownership of Chemtech II L.P. and note 7 for the effective ownership of Diamond Technology Partnership Company).
(14) The Dow Chemical Company's effective ownership in Ulsan
     Pacific Chemical Corporation is 100% of which Dow Chemical Pacific Limited owns 80% and The Dow Chemical Company owns 20%.
(15) The Dow Chemical Company's effective ownership of Dow S/B
     Latex (Zhangjiagang) Co. Ltd. is 100% of which Dow Financial Holdings Singapore Pte Ltd. owns 90% and Dow Chemical (China) Investment Company Ltd. owns 10%.
(16) The Dow Chemical Company's effective ownership of Dow
     Distribution Center (Zhangjiagang) Co., Ltd. is 100% of which Dow Financial Holdings Singapore Pte Ltd. owns 90% and Dow Chemical (China) Investment Company Ltd. owns 10%.
(17) The Dow Chemical Company's effective ownership of Scotdril
     Offshore Company is 100% of which The Dow Chemical Company owns 98% and Scotdril Midland Inc. owns 2%.
(18) The Dow Chemical Company's effective ownership of SAL
     Petrochemical (Zhangjiagang) Company Limited is 50% of which Dow Financial Holdings Singapore Pte Ltd. owns 40% and Dow Chemical (China) Investment Company Ltd. owns 10%.
(19) The Dow Chemical Company's effective ownership of Mycogen
     Corporation is 100% of which Rofan Services Inc. owns 87% and Centen Ag Inc. owns 13%.
(20) The Dow Chemical Company's effective ownership in DowBrands
     Inc. is 100% of which The Dow Chemical Company owns 79% and Dow AgroSciences LLC owns 21%.
(21) The Dow Chemical Company's effective ownership in M.V.B. is
     74% of which Agrigenetics, Inc. owns 60% and Verneuil Holdings S.A. owns 40%. The Dow Chemical Company's effective ownership in Verneuil Holdings S.A. is 35%.
(22) The Dow Chemical Company's effective ownership in V.M.O.
     S.A.S is 67.5% of which Agrigenetics, Inc. owns 50% and Verneuil Holdings S.A. owns 50%. The Dow Chemical Company's effective ownership in Verneuil Holdings S.A. is 35%.
(23) These companies are not controlled, directly or indirectly, by The Dow Chemical Company.
(24) The subsidiaries of Verneuil Holdings S.A. are included in this Exhibit 21 because a portion of the ownership interest of those subsidiaries is held by companies listed elsewhere in this Exhibit 21.

                           --- Page 93 ---


                                                    EXHIBIT 23



INDEPENDENT AUDITORS' CONSENT



The Dow Chemical Company:

We consent to the incorporation by reference of our report dated February 10, 1999 appearing in this Annual Report on Form 10-K of The Dow Chemical Company for the year ended December 31, 1998, in the following Registration Statements of The Dow Chemical
Company:

Form S-3:

Nos.   33-37052
       33-44369
       33-51673
       33-52980

Form S-8:

Nos.    2-44789
        2-64560
       33-21748
       33-37345
       33-51453
       33-52841
       33-56138
       33-56140
       33-58205
       33-61795
      333-27379
      333-27381
      333-40271
      333-49183
      333-52991
      333-52993



DELOITTE & TOUCHE LLP
Midland, Michigan
March 23, 1999

                           --- Page 94 ---