Form 10-Q
period 1999-03-31
DOW CHEMICAL CO /DE/
filed 1999-05-11
CIK 29915

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



              FOR THE QUARTER ENDED March 31, 1999

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


                                           Outstanding at
          Class                            March 31, 1999
          -----                            --------------
  Common Stock, $2.50 par value          219,708,249 shares

                               --- Page 1 ---



                          THE DOW CHEMICAL COMPANY

                              TABLE OF CONTENTS


                                                                       PAGE
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                                       3

                 Consolidated Statements of Income                       3

                 Consolidated Balance Sheets                             4

                 Consolidated Statements of Cash Flows                   6

                 Consolidated Statements of Comprehensive Income         6

                 Operating Segments and Geographic Areas                 7

                 Commitments and Contingent Liabilities                  8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10

                 Disclosure Regarding Forward-Looking Information       10

                 First Quarter Earnings Announcement                    10

                 Acquisitions and Divestitures                          11

                 Changes in Financial Condition                         12

                 Results of Operations                                  13

                 Accounting Policies                                    18

                 Year 2000 Readiness Disclosure                         18

                 Euro Conversion                                        20

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                               20

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                         21

     Item 6.  Exhibits and Reports on Form 8-K                          24

SIGNATURE                                                               25

Exhibit 27                                                              26

                               --- Page 2 ---


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Note A)

The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------
Consolidated Statements of Income                                                Three Months Ended
                                                                                Mar. 31,      Mar. 31,
In millions, except for share amounts            (Unaudited)                        1999          1998
------------------------------------------------------------------------------------------------------
Net Sales                                                                         $4,417        $4,829
------------------------------------------------------------------------------------------------------
  Cost of Sales                                                                    3,276         3,691
  Research and development expenses                                                  192           192
  Selling, general and administrative expenses                                       390           403
  Amortization of intangibles                                                         27            19
  Purchased in-process research and development charges (Note B)                       -           338
  Special charges (Note C)                                                             -           330
  Insurance and finance company operations, pretax income                             30            32
  Equity in earnings of nonconsolidated affiliates                                    25            23
  Sundry income - net (Note D)                                                        68           840
------------------------------------------------------------------------------------------------------
Earnings before Interest, Income Taxes and Minority Interests                        655           751
------------------------------------------------------------------------------------------------------
  Interest income                                                                     25            35
  Interest expense and amortization of debt discount                                 120           120
------------------------------------------------------------------------------------------------------
Income before Income Taxes and Minority Interests                                    560           666
------------------------------------------------------------------------------------------------------
  Provision for taxes on income                                                      203           242
  Minority interests' share in income                                                 27             2
  Preferred stock dividends                                                            1             1
------------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                                        $329          $421
------------------------------------------------------------------------------------------------------
Share Data
  Earnings per common share - basic                                                $1.49         $1.87
  Earnings per common share - diluted                                              $1.47         $1.84
  Common stock dividends declared per share                                        $0.87         $0.87
  Weighted-average common shares outstanding - basic                               220.2         225.5
  Weighted-average common shares outstanding - diluted                             224.0         229.6
------------------------------------------------------------------------------------------------------
Depreciation                                                                        $276          $270
------------------------------------------------------------------------------------------------------
Capital Expenditures                                                                $250          $301
------------------------------------------------------------------------------------------------------
Notes to Financial Statements.

Note A:  The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended
         December 31, 1998. (Except as otherwise indicated by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.)

Note B:  During the first quarter of 1998, a pretax charge of $338 million was recorded for purchased in-process research and development (IPR&D) costs associated with the acquisitions of Dow AgroSciences, Mycogen and Sentrachem Limited. This amount was reduced in the fourth quarter of 1998 by $49 million, in accordance with the SEC's clarified guidance on IPR&D.

Note C:  During the first quarter of 1998, a pretax special charge of $330 million was recorded, principally for severance costs and asset write-downs.

Note D:  In January 1998, the Company completed the sale of the DowBrands business to S.C. Johnson & Son, Inc.
         The sale resulted in a pretax gain of $816 million.

                               --- Page 3 ---


The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
                                                                                Mar. 31,      Dec. 31,
In millions            (Unaudited)                                                  1999          1998
------------------------------------------------------------------------------------------------------
                                   Assets
------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                         $155          $123
  Marketable securities and interest-bearing deposits                                246           267
  Accounts and notes receivable:
       Trade (less allowance for doubtful receivables - 1999, $112; 1998, $93)     2,513         2,787
       Other                                                                       1,682         1,750
  Inventories:
       Finished and work in process                                                2,101         2,245
       Material and supplies                                                         523           565
  Deferred income tax assets - current                                               294           303
  ----------------------------------------------------------------------------------------------------
  Total current assets                                                             7,514         8,040
------------------------------------------------------------------------------------------------------
Investments
  Investment in nonconsolidated affiliates                                         1,350         1,311
  Other investments                                                                2,268         2,191
  Noncurrent receivables                                                             396           424
  ----------------------------------------------------------------------------------------------------
  Total investments                                                                4,014         3,926
------------------------------------------------------------------------------------------------------
Property
  Property                                                                        23,954        24,435
  Less accumulated depreciation                                                   15,703        15,988
  ----------------------------------------------------------------------------------------------------
  Net property                                                                     8,251         8,447
------------------------------------------------------------------------------------------------------
Other Assets
  Goodwill (net of accumulated amortization - 1999, $236; 1998, $246)              1,617         1,641
  Deferred income tax assets - noncurrent                                            640           684
  Deferred charges and other assets                                                1,113         1,092
  ----------------------------------------------------------------------------------------------------
  Total other assets                                                               3,370         3,417
------------------------------------------------------------------------------------------------------
Total Assets                                                                     $23,149       $23,830
------------------------------------------------------------------------------------------------------

                               --- Page 4 ---


The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
                                                                                Mar. 31,      Dec. 31,
In millions            (Unaudited)                                                  1999         1998
------------------------------------------------------------------------------------------------------
                       Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                                   $1,087       $1,526
  Long-term debt due within one year                                                 413          300
  Accounts payable:
       Trade                                                                       1,419        1,682
       Other                                                                       1,075          981
  Income taxes payable                                                               320          290
  Deferred income tax liabilities - current                                           66           71
  Dividends payable                                                                  194          192
  Accrued and other current liabilities                                            1,738        1,800
  ----------------------------------------------------------------------------------------------------
Total current liabilities                                                          6,312        6,842
------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                     4,003        4,051
------------------------------------------------------------------------------------------------------
Other Noncurrent Liabilities
  Deferred income tax liabilities - noncurrent                                       750          747
  Pension and other postretirement benefits - noncurrent                           1,875        1,903
  Other noncurrent obligations                                                     2,190        2,283
  ----------------------------------------------------------------------------------------------------
  Total other noncurrent liabilities                                               4,815        4,933
------------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                                            432          532
------------------------------------------------------------------------------------------------------
Temporary Equity
  Preferred stock at redemption value                                                116          117
  Guaranteed ESOP obligation                                                         (74)         (74)
  ----------------------------------------------------------------------------------------------------
  Total temporary equity                                                              42           43
------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Common stock                                                                       818          818
  Additional paid-in capital                                                         759          718
  Retained earnings                                                               13,022       12,887
  Accumulated other comprehensive income                                            (294)        (347)
  Treasury stock, at cost                                                         (6,760)      (6,647)
  ----------------------------------------------------------------------------------------------------
  Net stockholders' equity                                                         7,545        7,429
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                       $23,149      $23,830
------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                               --- Page 5 ---


The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows                                             Three Months Ended
                                                                                Mar. 31,      Mar. 31,
In millions            (Unaudited)                                                  1999          1998
-------------------------------------------------------------------------------------------------------
Operating Activities  Net income available for common stockholders                  $329          $421
                      Adjustments to reconcile net income to net cash
                        provided by operating activities:
                          Depreciation and amortization                              310           287
                          Purchased in-process research & development                  -           338
                          Special charge                                               -           330
                          Provision (credit) for deferred income tax                  19           (60)
                          Undistributed earnings of nonconsolidated affiliates       (20)          (19)
                          Minority interests' share in income                         27             2
                          Net gain on sale of consolidated companies                   -          (816)
                          Net gain on sales of property                               (5)            -
                          Other net (gain) loss                                      (36)            3
                      Changes in assets and liabilities that provided (used) cash:
                          Accounts receivable                                        181            17
                          Inventories                                                187            94
                          Accounts payable                                          (160)         (243)
                          Other assets and liabilities                               157           423
                      ---------------------------------------------------------------------------------
                      Cash provided by operating activities                          989           777
-------------------------------------------------------------------------------------------------------
Investing Activities  Capital expenditures                                          (250)         (301)
                      Proceeds from sales of property                                 10             -
                      Purchases of consolidated companies                             (4)         (314)
                      Proceeds from sale of consolidated companies                     -         1,183
                      Purchases from outside investors in limited partnership          -          (201)
                      Investments in nonconsolidated affiliates                      (22)          (18)
                      Purchases of investments                                      (677)         (854)
                      Proceeds from sales of investments                             736           855
                      ---------------------------------------------------------------------------------
                      Cash (used in) provided by investing activities               (207)          350
-------------------------------------------------------------------------------------------------------
Financing Activities  Changes in short-term notes payable                           (406)         (506)
                      Payments on long-term debt                                    (105)         (227)
                      Proceeds from issuance of long-term debt                       169             -
                      Purchases of treasury stock                                   (119)          (82)
                      Proceeds from sales of common stock                             32            29
                      Purchase of subsidiary preferred stock                        (102)            -
                      Distributions to minority interests                            (25)           (7)
                      Dividends paid to stockholders                                (191)         (196)
                      ---------------------------------------------------------------------------------
                      Cash used in financing activities                             (747)         (989)
-------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                               (3)           (2)
-------------------------------------------------------------------------------------------------------
Summary               Increase in cash and cash equivalents                           32           136
                      Cash and cash equivalents at beginning of year                 123           235
                      ---------------------------------------------------------------------------------
                      Cash and cash equivalents at end of period                    $155          $371
-------------------------------------------------------------------------------------------------------

The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Income                                    Three Months Ended
                                                                                 Mar. 31,      Mar. 31,
In millions            (Unaudited)                                                  1999          1998
-------------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                                        $329          $421
-------------------------------------------------------------------------------------------------------
Other Comprehensive   Unrealized gains (losses) on investments                        81            (3)
Income, Net of Tax    Cumulative translation adjustments                             (28)           (8)
                      Minimum Pension Liability                                        -             -
                      ---------------------------------------------------------------------------------
                      Total other comprehensive income                                53           (11)
-------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                $382          $410
-------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                               --- Page 6 ---

The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------
Operating Segments and Geographic Areas                                           Three Months Ended
                                                                                Mar. 31,      Mar. 31,
In millons            (Unaudited)                                                   1999          1998
-------------------------------------------------------------------------------------------------------
Operating segment sales
     Performance Plastics                                                         $1,263        $1,253
     Performance Chemicals                                                           641           640
     Agricultural Products                                                           669           678
     Plastics                                                                        918           994
     Chemicals                                                                       512           650
     Hydrocarbons and Energy                                                         309           423
     Unallocated and Other                                                           105           191
-------------------------------------------------------------------------------------------------------
     Total                                                                        $4,417        $4,829
-------------------------------------------------------------------------------------------------------
Operating segment EBIT
     Performance Plastics                                                           $273          $258
     Performance Chemicals                                                           124            86
     Agricultural Products                                                            81          (261)
     Plastics                                                                        141           216
     Chemicals                                                                       100            83
     Hydrocarbons and Energy                                                         (13)           16
     Unallocated and Other                                                           (51)          353
-------------------------------------------------------------------------------------------------------
     Total                                                                          $655          $751
-------------------------------------------------------------------------------------------------------

Operating segment intersegment revenues
     Performance Plastics                                                             $4            $4
     Performance Chemicals                                                             3             2
     Plastics                                                                          2             1
     Chemicals                                                                         7            12
     Unallocated and Other                                                           (16)          (19)
-------------------------------------------------------------------------------------------------------
     Total                                                                             -             -
-------------------------------------------------------------------------------------------------------
Geographic area sales
     United States                                                                $1,834        $1,954
     Europe                                                                        1,574         1,722
     Rest of World                                                                 1,009         1,153
-------------------------------------------------------------------------------------------------------
     Total                                                                        $4,417        $4,829
-------------------------------------------------------------------------------------------------------
The reconciliation between "Earnings before Interest, Income Taxes and Minority Interests (EBIT)" and
"Income before Income Taxes and Minority Intersts" consists of "Interest income" and "Interest expense and amortizaiton of debt discount," and can be found in the Consolidated Statements of Income on page 3.

-------------------------------------------------------------------------------------------------------
Sales Volume and Price by Operating Segment and Geographic Area            Three Months Ended
                                                                              Mar. 31, 1999
Percentage change from prior year                                    Volume        Price         Total
-------------------------------------------------------------------------------------------------------
Operating segments
     Performance Plastics                                                5%         (4)%            1%
     Performance Chemicals                                               2%         (2)%            0%
     Agricultural Products                                               1%         (2)%           (1)%
     Plastics                                                           13%        (21)%           (8)%
     Chemicals                                                          (3)%       (18)%          (21)%
     Hydrocarbons and Energy                                            (6)%       (21)%          (27)%
-------------------------------------------------------------------------------------------------------
     Total                                                               2%        (11)%           (9)%
-------------------------------------------------------------------------------------------------------
Geographic areas
     United States                                                       2%         (8)%           (6)%
     Europe                                                              2%        (11)%           (9)%
     Rest of World                                                       1%        (13)%          (12)%
-------------------------------------------------------------------------------------------------------
     Total                                                               2%        (11)%           (9)%
-------------------------------------------------------------------------------------------------------

                               --- Page 7 ---


COMMITMENTS AND CONTINGENT LIABILITIES

In January 1994, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million.
  As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on net income was a charge of $192 million for 1993 and $70 million for 1994.
  Dow Corning reported an after tax net loss of $167 million for the second quarter of 1995 as a result of a $221 million after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 15, 1995. As a result of such loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
  On September 1, 1994, Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.
  The Company is separately named as a defendant in more than 14,000 breast implant product liability cases, of which approximately 4,000 state cases are the subject of summary judgments in favor of the Company. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
  Judge Pointer was appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his earlier ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995, ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

                               --- Page 8 ---

  Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued $339 million at March 31, 1999, for environmental matters, including $7 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
  In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
  Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
  Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  A Canadian subsidiary entered into two 20-year agreements, one which expired in 1998 and one which expires in 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $221 million, $199 million and $221 million in 1998, 1997 and 1996, respectively.
  At December 31, 1998, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contracts, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and
Throughput Obligations at December 31, 1998 (in millions)
-------------------------------------------------
1999                                       $  272
2000                                          253
2001                                          255
2002                                          248
2003                                          240
2004 through expiration of contracts        1,669
-------------------------------------------------
Total                                      $2,937
-------------------------------------------------

  In addition to the take or pay obligations at December 31, 1998, the Company had outstanding purchase commitments which range from one to 18 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $106 million. In general, such commitments were at prices not in excess of current market prices. The Company also had outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $307 million.

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


FIRST QUARTER EARNINGS ANNOUNCEMENT (APRIL 22, 1999)

DOW REPORTS FIRST QUARTER EARNINGS OF $1.47 PER SHARE

----------------------------------------------------------------------

First Quarter of 1999 Highlights

- Earnings per share were $1.47 compared with $1.77, excluding unusual items, for the same period in 1998.

- The combined Performance Chemicals and Performance Plastics segments had double-digit improvement in earnings compared with both the first and fourth quarters of 1998.

- Volume increased 4 percent, excluding the effects of acquisitions and divestitures, versus the first quarter of 1998.

 ---------------------------------------------------------------------

                                                    3 Months Ended
(In millions, except for per share amounts             March 31
----------------------------------------------------------------------
                                                     1999      1998
                                                     ----      ----
Net Sales                                         $ 4,417   $ 4,829
Earnings Before Interest and Taxes (EBIT)             655       751
Earnings Per Common Share                            1.47      1.84

Excluding 1998 Unusual Items:
Earnings Before Interest and Taxes (EBIT)           $ 655     $ 723
Earnings Per Common Share                            1.47      1.77
----------------------------------------------------------------------

Dow's First Quarter 1999 Earnings

The Dow Chemical Company today reported first quarter sales of $4.4 billion, net income of $329 million and earnings per share of $1.47. Earnings before interest, taxes and minority interests
(EBIT) were $655 million, compared with $723 million in the first quarter of 1998 excluding unusual items. These items in 1998 included a gain on the sale of the DowBrands business, largely offset by purchased in-process research and development and other charges.
  An improved portfolio mix, lower structural costs and increased volume partially offset price declines net of feedstock and energy costs versus the same period a year ago. Volume rose by 4 percent, excluding the effects of acquisitions and divestitures.
  "We are pleased with Dow's first quarter results, particularly from the performance segments, despite challenging conditions in the industry and a less-than-favorable economic environment outside of North America," said J. Pedro Reinhard, executive vice president and chief financial officer. He noted that results were enhanced by stronger volume in most of Dow's businesses late in the quarter.

                               --- Page 10 ---

  Dow's combined Performance Chemicals and Performance Plastics segments showed double-digit increases in EBIT compared with both the first and fourth quarters of 1998.
  Both segments benefited from improved volume as well as lower structural and raw material costs. Results for the Agricultural Products segment were impacted by planned increases in expenses associated with the build-up of research and development capabilities in biotechnology as well as difficult conditions in Brazil.
  In the basics segments, Chemicals and Plastics, EBIT was down versus first quarter 1998 primarily due to price declines for caustic soda, vinyl chloride monomer and polyethylene. However, Plastics prices showed some improvement by the end of the quarter and the segment benefited from strong global volume growth. Operating efficiency, combined with continued cost reductions, mitigated the impact of lower pricing while the strength of Dow's customer base contributed to increased volume.
  Commenting on the outlook for the remainder of the year, Reinhard said, "Overall, we are well on track to achieve Dow's strategic and financial goals, including earning positive economic profit at the trough of the chemical cycle."


ACQUISITIONS AND DIVESTITURES

In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (Buna Sow Leuna Olefinverbund, referred to herein as
BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174 million. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $137 million. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. Incentives relating to property construction reduce the basis of such property. Incentives relating to expenses during the reconstruction period are recognized as such expenses are incurred. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the restructuring period.
  In January 1998, the Company completed the sale of the DowBrands consumer products business to S.C. Johnson & Son, Inc. for $1.2 billion. This transaction resulted in a pretax gain of $816 million.
  In February 1998, the Company entered into an agreement with Pronor Petroquimica S.A. (Pronor) to purchase a portion of its business. The new company, named Isopol, was acquired for the production and commercialization of toluene diisocyanate (TDI), used to manufacture durable goods such as cushioned furniture and mattresses, and will primarily supply the markets of the Mercosur countries of Latin America. The Company's total investment is $137 million, of which $81 million will be paid over three years, commencing in 1998.
  In January 1996, DowElanco entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158 million, acquired a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to more than 50 percent. During the first quarter of 1998, Dow AgroSciences (formerly named DowElanco) invested an additional $121 million in Mycogen, increasing its ownership to 69 percent. In November 1998, following the expiration of a tender offer, the Company completed the acquisition of all remaining shares for $418 million. Mycogen is a diversified agribusiness and biotechnology company that develops and markets seeds and value-added traits for genetically enhanced crops and provides crop protection products and services.
  In January 1996, the Company and The Hartford Steam Boiler Inspection and Insurance Company (HSB) formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC (Radian) to provide environmental services. In January 1998, HSB exercised a put option requiring the Company to purchase HSB's interest for $136 million. In July 1998, as part of the Company's ongoing efforts to restructure its business portfolio, Radian was sold to Dames & Moore Group for $117 million.
  In December 1998, the Company and United Technologies Corporation sold the business and certain assets of their 50:50 joint venture, Dow-United Technologies Composite Products, Inc., to GKN Westland Aerospace, Inc., a unit of GKN plc, of the United Kingdom. The joint venture is expected to be dissolved in 1999, with no material effect on the Company's consolidated financial statements.
  See the sections entitled "Purchased In-process Research and Development" and "Special Charge" on page 16 regarding certain charges recorded during 1998 related to acquisitions and divestitures.

                               --- Page 11 ---


CHANGES IN FINANCIAL CONDITION

The following tables represent total debt and working capital at March 31, 1999 versus December 31, 1998.

                                    Mar. 31,    Dec. 31,     Increase
In millions                             1999        1998    (Decrease)
----------------------------------------------------------------------
Notes payable                         $1,087      $1,526        $(439)
Long-term debt due within one year       413         300          113
Long-term debt                         4,003       4,051          (48)
----------------------------------------------------------------------
  Total debt                          $5,503      $5,877        $(374)
----------------------------------------------------------------------

  At March 31, 1999, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $1.3 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.5 billion are available for use by foreign subsidiaries.

                                    Mar. 31,    Dec. 31,     Increase
In millions                             1999        1998    (Decrease)
----------------------------------------------------------------------
Cash and cash equivalents             $  155      $  123        $  32
Marketable securities and
 interest-bearing deposits               246         267          (21)
Accounts and notes receivable - net    4,195       4,537         (342)
Inventories:
   Finished and work in process        2,101       2,245         (144)
   Materials and supplies                523         565          (42)
Deferred income tax assets - current     294         303           (9)
----------------------------------------------------------------------
  Total current assets                 7,514       8,040         (526)
----------------------------------------------------------------------
  Total current liabilities            6,312       6,842         (530)
----------------------------------------------------------------------
  Working capital                     $1,202      $1,198        $   4
----------------------------------------------------------------------

  Operating activities provided cash of $989 million for the three months ended March 31, 1999. Included in this amount was the sale of U.S. trade receivables totaling $450 million in March. Cash was used to reduce total debt $374 million, to repurchase shares of the Company's common stock for $119 million, and for other normal activities. (See the Consolidated Statements of Cash Flows for more detail.)

                                                Mar. 31,      Dec. 31,
Balance Sheet Ratios                                1999          1998
-----------------------------------------------------------------------
Current assets over current liabilities            1.2:1         1.2:1
Days-sales-outstanding-in-receivables                 48            49
Days-sales-in-inventory                               86            85
Debt as a percentage of total capitalization       40.7%         42.3%
----------------------------------------------------------------------

  The Company purchased 1 million shares of common stock during the first quarter of 1999 as part of its overall stock repurchase program. The Company's average shares outstanding for the first three months of 1999 were 220 million, a decrease of 2 percent from the average shares outstanding for the first three months of 1998.
  On April 30, 1999, the Company paid a quarterly dividend of 87 cents per share to shareholders of record on March 31, 1999. This was the 349th consecutive quarterly dividend since 1912 and in each instance Dow has maintained or increased the dividend.

                               --- Page 12 ---


RESULTS OF OPERATIONS

Following are selected data for the three months ended March 31, 1999 and 1998:

                                                      Three Months Ended
                                                      Mar. 31,   Mar. 31,
Dollars in millions, except for share amounts             1999       1998
---------------------------------------------             ----       ----

Cost of sales                                           $3,276     $3,691
% of sales                                                 74%        76%

Research and development, selling,
 general and administrative expenses                       582        595

Earnings before interest, income taxes and
  minority interests (EBIT)                                655        751
% of sales                                                 15%        16%

Earnings before interest, income taxes and
  minority interests excluding unusual items               655        723
% of sales                                                 15%        15%

Minority interests' share in income                         27          2

Effective tax rate                                       36.3%      36.3%

Net income available for common stockholders              $329       $421

Earnings per common share - basic                        $1.49      $1.87
Earnings per common share - diluted                      $1.47      $1.84

Operating rate percentage                                  85%        88%


Net sales for the first quarter of 1999 were $4.4 billion, down 9 percent from $4.8 billion in the first quarter of last year. Sales were up 2 percent versus the same quarter last year due to increased volume, and down 11 percent, or $504 million, due to declining prices. Considering the effect of acquisitions and divestitures, volume for the first quarter improved 4 percent from the same period last year. Volume was particularly strong in Plastics, up 13 percent, due primarily to double-digit growth in polyethylene. Volume was up 2 percent in the United States and Europe, and 1 percent in Rest of World; prices were down in all segments, most notably in Plastics, Chemicals and Hydrocarbons and Energy, and in all geographic areas.
  Expenses, which include research and development, selling, general and administrative expenses, were $582 million, down $13 million from the first quarter of 1998. The decrease reflects the Company's on-going efforts to reduce structural costs.
  Minority interests' share in income was $27 million for the first quarter of 1999, up significantly from $2 million for the same period last year due primarily to the Company's acquisition of the remaining shares of Mycogen (November 1998) and the 20 percent investment by an outside investor in Chemtech II (June
1998).
  Net income for the first quarter was $329 million or $1.47 per share (diluted), down from $421 million or $1.84 per share (diluted) for the first quarter of 1998. Net income was negatively impacted by lower selling prices, only partially offset by volume increases and lower hydrocarbon and energy costs. Last year's net income for the quarter included the gain on the sale of the DowBrands business, offset by several unusual charges. The unusual charges included charges for purchased in-process research and development, severance costs, asset write-downs and environmental remediation costs.

                               --- Page 13 ---

PERFORMANCE PLASTICS
Performance Plastics sales of $1,263 million were up slightly versus the first quarter of 1998. While volume improved 5 percent, prices, net of a positive impact from currency, declined 4 percent. Despite lower prices, EBIT for the segment increased 3 percent to $273 million, from $264 million a year ago excluding unusual charges of $6 million recorded in the first quarter of 1998.
  Polyurethanes sales for first quarter were down 3 percent versus the first quarter of 1998, driven by declining prices in all geographic areas. Volume, flat versus the same period last year, was particularly strong in North America and Latin America, offsetting declines in Europe and Asia Pacific. EBIT was down versus the first quarter of last year due to price declines and start-up expenses associated with a new toluene diisocyanate
(TDI) plant.
  Sales of Epoxies and Intermediates were down 6 percent from a year ago, with price declines of 8 percent partially offset by a 2 percent gain in volume. While volume was relatively flat in the U.S. and Europe, it was up significantly in the other geographic areas. Despite price declines, EBIT for the business was up compared with last year due to increased volume, lower hydrocarbon costs, and reductions in selling, administrative, and research and development expenses.
  Engineering Plastics sales for the quarter were up 15 percent from the same quarter last year, with volume up 18 percent and prices down 3 percent. Volume, up significantly in all geographic areas, was boosted by new sales of nylon from a marketing agreement with Solutia. Demand was also strong for polycarbonate. EBIT for the quarter was up substantially versus the first quarter of 1998 due to the improved volume and lower raw material costs.
  Fabricated Products sales for the first quarter of 1999 were down 4 percent versus a year ago due to lower prices and volume. Prices, down 3 percent overall, were down in all geographic areas except Asia Pacific. Volume was down 1 percent in total. Volume for Styrofoam brand insulation was up significantly in North America, but down in Europe where construction was off due to poor winter weather. Despite lower prices and volume, EBIT was up more than 50 percent from the same period last year, due to lower raw material costs and reduced structural costs.
  Adhesives, Sealants and Coatings sales for the first quarter were up 15 percent versus the first quarter of 1998, driven entirely by strong sales volume in all geographic areas. Volume in the business' Systems Houses was up significantly with strong growth in Europe and new sales in China and Brazil. Prices overall held relatively flat with last year. First quarter EBIT for this growth business was up significantly when compared with last year, due to higher volumes and continued cost control.

PERFORMANCE CHEMICALS
First quarter sales for Performance Chemicals of $641 million were flat versus $640 million in the first quarter of 1998, as price declines of 2 percent offset volume gains of 2 percent. Excluding unusual charges of $12 million recorded in the first quarter of 1998, EBIT for the segment was up 27 percent to $124 million from $98 million last year.
  Specialty Chemicals sales for the quarter were down slightly, with a 1 percent increase in volume more than offset by a 2 percent decline in prices versus the same quarter last year. Volume increased in all geographic areas except the United States, where sales were down due to lower distributor demand. While volume was down overall in the U.S., demand for Methocel set a record for first quarter sales. Business in the Company's Contract Manufacturing operations was also up. Despite the relatively flat sales, EBIT for the first quarter improved versus last year due to lower raw material costs and continued cost control.
  Emulsion Polymers sales increased 2 percent versus the first quarter of 1998 as volume growth of 4 percent more than offset a 2 percent decline in prices. Volume was particularly strong in the United States and Asia Pacific. Prices were down in all geographies except Europe, where prices were flat compared with the same quarter last year. EBIT for the quarter improved more than 50 percent versus last year due to lower styrene monomer costs and lower expenses.

                               --- Page 14 ---

AGRICULTURAL PRODUCTS
Sales of Agricultural Products for first quarter 1999 were down 1 percent compared with the same quarter of 1998, as volume growth of 1 percent was more than offset by price declines of 2 percent. While volume was negatively impacted by poor weather conditions in Europe, it was helped by an early spring in the United States. In Latin America, sales were severely impacted by the effects of the Brazilian Real devaluation. FirstRate, a new product, showed solid growth in the first quarter. EBIT of $81 million for the quarter was down when compared with $91 million, excluding unusual items, for the first quarter of 1998. The 11 percent decline was due to the planned build up of research and development capabilities in biotechnology, increased goodwill amortization from acquisitions completed last year and difficult conditions in Brazil. The biotechnology-related expenses are in line with the Company's strategy to invest in this high growth arena.
  Unusual items, totaling $352 million, recorded in the first quarter of 1998 included a charge for purchased in-process research and development related to the additional investments in Dow AgroSciences and Mycogen, severance costs, and environmental remediation costs. (See sections entitled "Purchased In-process Research and Development" and "Special Charge" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

PLASTICS
Plastics sales in the first quarter of 1999 were $918 million, down 8 percent from $994 million a year ago. While volume increased 13 percent, prices fell 21 percent. EBIT for the quarter was $141 million, down 35 percent from $216 million in first quarter 1998.
  Polyethylene sales were down 9 percent in the first quarter versus the same quarter last year, as prices fell 23 percent. Price declines were experienced around the globe. Volume, up 14 percent overall, improved by double-digit percentages in all geographic areas except Latin America, which was up 8 percent. Volume growth for Elite enhanced polyethylene resins and polyethylene terephthalate (PET) was particularly strong. First quarter EBIT for polyethylene was down from the same quarter of 1998 as significant price declines were only partially offset by higher volumes and lower ethylene costs.
  Polystyrene sales decreased 11 percent in the first quarter versus the same quarter of 1998. Prices declined 12 percent compared with first quarter of last year; volumes grew 1 percent. While prices were lower in all regions of the globe, they were down most significantly in Europe due to excess supply. Demand was strong in Europe, despite the oversupply situation, but down in North America, due to a general slowdown in business, and down in Latin America following the devaluation of the Brazilian Real. EBIT for the business was down compared with first quarter 1998, due to lower selling prices, only partly offset by lower styrene monomer costs.
  Polypropylene sales continued a strong growth trend, with volume up significantly in the first quarter. First quarter pricing was down versus the same period last year mostly due to declining prices in Europe. EBIT was up significantly versus last year due to the increase in volume.
  Insite EBIT for the first quarter improved significantly compared with the same period last year, primarily due to an improvement in equity earnings from DuPont Dow Elastomers L.L.C. on higher sales and lower structural costs.

CHEMICALS
Chemical and Metals sales in the first quarter of 1999 were $512 million, down from $650 million in the first quarter of 1998. Sales continue to be negatively impacted by price declines (18 percent) globally. Volume, down 3 percent overall, was strong in Asia Pacific and Latin America, but off in North America and Europe. Net of the volume lost from exiting magnesium-related businesses late last year, volume was up 5 percent. Vinyl chloride monomer prices were down almost 20 percent from first quarter 1998. Caustic volume was relatively flat compared with last year, but prices were down almost 20 percent versus a year ago. Weak pulp and paper, demand coupled with high operating rates in the industry, left caustic supply long. Ethylene glycol volume was up 32 percent, but prices were down almost the same amount from the same period last year. EBIT for the segment was $100 million for the quarter, down from $138 million for the same period last year excluding $55 million of unusual items, primarily environmental remediation charges, recorded in the first quarter of 1998. (See section entitled "Special Charge" in Management's Discussion and Analysis of Financial Condition and Results of Operations.) The decline in EBIT was the result of overall lower selling prices.

                               --- Page 15 ---

HYDROCARBONS AND ENERGY
Sales for Hydrocarbons and Energy in the first quarter of 1999 were $309 million, a decrease of 27 percent from $423 million for the same period a year ago. Sales volume was down 6 percent; prices declined 21 percent as lower crude oil costs resulted in lower refinery prices. EBIT for the quarter was a loss of $13 million compared with EBIT of $27 million, excluding $11 million of charges for unusual items (environmental remediation costs), for the first quarter of 1998. (See section entitled "Special Charge" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

UNALLOCATED AND OTHER
EBIT for Unallocated and Other was a loss of $51 million for the first quarter of 1999, compared with a loss of $111 million, excluding an unusual gain of $464 million, for the first quarter of 1998. Unusual items recorded in the first quarter of 1998 included: a gain on the sale of the DowBrands business, partially offset by purchased in-process research and development costs related to the acquisition of Sentrachem; severance costs; asset write-downs; and environmental remediation costs. (See sections entitled "Purchased In-process Research and Development" and "Special Charge" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)


COMPANY SUMMARY

Operating Rate
--------------
The Company's global plant operating rate for its chemicals and plastics businesses was 85 percent, down from 88 percent in the first quarter of 1998.

Purchased In-process Research and Development
---------------------------------------------
Purchased in-process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, a charge of $338 million was recorded during the first quarter of 1998 as part of the allocations of the purchase prices related to the acquisitions of Sentrachem, additional common stock of Mycogen, and the remaining 40 percent of DowElanco (since renamed Dow AgroSciences). During the third and fourth quarters of 1998, the U.S. Securities and Exchange Commission (SEC) issued clarifying guidance on how these amounts are to be determined. In light of this clarification, the Company reviewed all IPR&D charges, and in the fourth quarter recorded a $49 million reduction of the IPR&D charges recorded in the first quarter of 1998 to comply with the SEC guidance.

Special Charge
--------------
In the first quarter of 1998, a special charge of $330 million was recorded, including $218 million for the write-down of several assets and $112 million for severance. The asset write-downs included Radian International LLC, Dow-United Technologies Composite Products, Inc., both of which were subsequently sold (see Acquisitions and Divestitures), and an agricultural plant in Brazil. In the third quarter, based on changes in the estimated fair values, a $24 million adjustment to the reduced values of the assets to be disposed was recorded.
  Severance plans were adopted by the Company in the first quarter of 1998 for North America, Europe and Sentrachem, resulting in the special charge of $112 million. The plans for North America and Europe were complete at the end of 1998. The plan for Sentrachem is expected to be completed during 1999. During 1998, severance costs of $138 million were incurred relative to these plans, exceeding the initial severance accrual by $39 million. Total headcount reduction related to the severance plans was 1,881 through December 31, 1998. At year-end, the balance of the accrual for the Sentrachem plan was $13 million, representing an anticipated additional headcount reduction of 180. During the first quarter of 1999, $7 million related to the Sentrachem plan was paid to 96 individuals, leaving a balance of $6 million for an anticipated additional headcount reduction of 140.

                               --- Page 16 ---

Equity in Earnings of Nonconsolidated Affiliates
------------------------------------------------
Equity in earnings of nonconsolidated affiliates was $25 million in the first quarter of 1999, up slightly from $23 million in the same quarter last year.

Sundry Income - Net
-------------------
Sundry income includes a variety of income and expense items including royalty income, the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for the first quarter of 1998 included a pretax gain of $816 million on the sale of DowBrands. Excluding this gain, sundry income increased $44 million from $24 million in the first quarter of 1998 to $68 million this quarter, primarily due to favorable economic exposure hedging.

Interest Income and Expense
---------------------------
Interest expense (net of capitalized interest) and interest income totaled $95 million for the first quarter, up $10 million from the first quarter of 1998. Net expense increased primarily due to lower interest income.

Provision for Taxes on Income
-----------------------------
The effective tax rate for the first quarter was 36.3 percent, the same as the first quarter of 1998.

Outlook
-------
Indications are that the worst of the Asian crisis is over. The European economies are slowing with expectations that their growth will improve by year-end. Brazil's devaluation has not created regional instability, although Brazil is expected to see a recession. The U.S. economy continues to perform strongly, but is expected to slow from current high levels in the second half of the year.
  Ethylene is very tight in the U.S. due to strong demand and some industry plant outages. If demand remains strong, ethylene is expected to remain tight through year-end. This is supporting price increases for derivative products, especially polyethylene. New car builds are up, strengthening the auto industry; demand for paper and carpet is healthy. Industry prices for basic commodities - e.g., aluminum, pulp and paper, PVC - are improving and this should be favorable for Dow. Hydrocarbon feedstock costs are expected to increase in the second quarter versus first quarter, based on higher oil prices.
  The outlook for the second quarter is relatively positive, with some outstanding questions. Higher Plastics pricing will be offset by higher feedstock costs. Raw material cost increases will also affect our performance segments in the second quarter, but we still expect solid results from these segments, on volume growth and relatively stable pricing. We are encouraged by generally strong demand for Dow products in late March and into April.
  Agricultural Products should see its traditional seasonal improvement. Sales of new products continue to grow in the Ag Chem and Urban Pest businesses of Agricultural Products. Second quarter is traditionally also the best quarter seasonally for Fabricated Products due to the construction season.
  We expect to see continued pricing pressure in Chemicals, especially caustic soda. However, we have seen VCM turn the corner with increased prices in the first quarter.
  Overall, we expect improved sales and continued cost control in the second quarter, keeping us on track to meet our financial objectives, including earning the cost of capital at the trough of the chemical cycle.

                               --- Page 17 ---


ACCOUNTING POLICIES

Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires capitalization of certain internal-use computer software costs. The Company previously expensed such costs as incurred; therefore, the adoption of this statement resulted in an immaterial favorable impact on earnings in the first quarter of 1999. The effect on the full year is also expected to be immaterial.
  The Company also adopted AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs, requiring those costs to be expensed as incurred. The Company's existing policy regarding the treatment of these costs was substantially consistent with SOP 98-5; therefore, the adoption of this standard on January 1, 1999 did not have a material impact on the Company's consolidated financial statements.
  The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt this standard on January 1, 2000, and has not yet determined the impact of adoption on its consolidated financial statements.


YEAR 2000 READINESS DISCLOSURE

State of Readiness
------------------
The Company's Year 2000 (Y2K) project, which began in early 1997, is a global effort covering information systems, process control and embedded systems for all of the Company's businesses. The project is designed to address, through use of reasonable commercial efforts, the risk that certain internal or external systems may inaccurately interpret dates after December 31, 1999. The project is led by a senior director of Information Systems who reports to the Chief Information Officer and an executive steering team, and is managed by a global team consisting of technical, functional and business leaders. Since early 1997, the Audit Committee of the Company's Board of Directors has received quarterly reports on the team's plan and progress. Many of the Company's strategic business systems have already been upgraded and tested and, except as noted below, project completion is anticipated in the first half of 1999.
  The first two phases of the Y2K project have been completed. Phase I, the Business Study, established an awareness of the problem and developed the overall strategy. During Phase II, the Project Study, the Company inventoried and assessed applications, infrastructure and embedded systems for Y2K problems; selected the remediation tools; and prioritized the remediation projects. The plans resulting from these studies continue to be updated as new information becomes available.
  Phase III, Remediation, includes the efforts to upgrade, test for Y2K readiness and implement needed changes and new systems. This phase is in progress and almost all elements, as noted below, are expected to be complete by mid-year 1999. Phase IV, Business Contingency Planning, is also in progress and, as discussed below, any necessary plans will be implemented as needed.
  The Information Systems infrastructure team is responsible for Y2K remediation of hardware, systems software and the telecommunications network. The remediation phase was more than 80 percent complete at the end of the first quarter and completion is expected by mid-1999.
  The Information Systems applications software organization is responsible for the remediation of applications and, at March 31, 1999, the remediation phase was approximately 85 percent complete. Remediation of most business-critical applications is expected to be completed by mid-1999. The Company's implementation of enterprise-wide financial and operational systems and standardized desktop computing during the last several years has facilitated this effort. Two replacement projects are in progress; one is expected to be completed during the third quarter of 1999 and the other is expected to be completed in October 1999. Neither of these projects is considered mission-critical. Operational contingency plans have, however, been developed should either of these projects miss its planned completion date.
  The Company has common process control systems in more than 80 percent of its plants globally, and during the project study, the Company determined that approximately 10 percent of the common systems needed to be remediated. Remediation of these systems is progressing as planned and completion is anticipated by mid-1999. The remaining 20 percent of the Company's process control systems are commercial systems, which have been assessed; at the end of the first quarter, more than 70 percent of the commercial control systems had been remediated. It is anticipated that the remediation phase for most critical process control systems will be completed by mid-year 1999. However, remediation of some process control systems will extend into the third quarter of 1999 due to plant shutdown schedules.

                               --- Page 18 ---

  The Company's embedded systems, such as laboratory equipment, air conditioners and elevators, have been assessed and are being remediated as necessary. The remediation phase tasks were more than 85 percent complete at the end of the first quarter and are expected to be completed by mid-1999.
  The Y2K assessment of a recently acquired company in South Africa, for which a Y2K program had not been initiated prior to the date of acquisition, is now complete and remediation is well underway. The Company expects that all critical Y2K preparations will be completed before 2000. The assessment phase and the development of a remediation plan are still underway for the Latin American operations of another recent acquisition. For the rest of this acquisition, remediation efforts are anticipated to be 80 percent complete by the end of June and 100 percent complete by August.
  The Company's assessment of critical suppliers is ongoing, and risk management actions and contingency plans are being developed, as necessary. Approximately 75 percent of critical suppliers had been assessed at March 31, 1999, and work is ongoing with a number of critical suppliers, primarily in Asia Pacific, Latin America and Eastern Europe, who have indicated that they may not be Y2K compliant before the year 2000. Contingency plans relative to suppliers, including such actions as building inventories and switching suppliers, are anticipated to be finalized for critical suppliers during the first half of 1999, and will be executed in 1999, if necessary.
  The Company's assessment of customer readiness is in progress, with completion anticipated by mid-1999.

Costs
-----
Project costs are expected to be approximately $70 million, over three years, and are not considered material to the Company's consolidated financial statements. Total project costs incurred to date were approximately $52 million at the end of the first quarter of 1999. The Y2K effort is being supported by a reallocation of existing resources. Capital equipment replacement costs are expected to be an additional $5 million.

Risks
-----
Failure to adequately address critical Y2K issues by the Company, its suppliers and/or its customers could result in interruptions of normal business work operations. Such interruptions could materially and adversely affect the Company's results of operations, liquidity and financial condition; however, the Company's program to address these is on schedule to meet a completion date ahead of the year 2000. The Company is assessing external sources of risk and developing contingency plans to address both internal and external identifiable risks through commercially reasonable efforts.
  The Company's risk assessment data plus recent external studies indicate that electric power may be a significant external source of risk. Efforts are underway to validate the impact on the Company's operations and to develop specific contingency plans for those sites found to be at higher risk. Telecommunications providers in certain Asian, Latin American and Eastern European countries have also been identified as a source of risk. To manage this risk, technical alternatives are being assessed where economically justified and manual workarounds will be implemented, if necessary. As an example, we are currently implementing satellite backup facilities in two countries where we have significant manufacturing operations and where there is a concern about the readiness of the telecommunications infrastructure.
  While the risks discussed herein have a possible material impact, the risk management actions and contingency plans that are being developed and implemented will significantly reduce the probability and potential impact of these identified risks.

Contingency Plans
-----------------
In addition to the specific risk management actions and contingency plans outlined in the previous sections, a business contingency planning process is currently in progress to update the Company's existing business, site and computer disaster recovery plans and to identify additional prudent steps that may be necessary to prepare for unexpected, but credible, scenarios. A senior supply-chain project manager is leading this business contingency planning effort during 1999.

                               --- Page 19 ---


EURO CONVERSION

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Dow's business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, that enable it to mitigate the adverse effects of financial market risk. A secondary objective is to add value by creating additional exposure within established limits and policies. The potential impact of creating such additional exposures is not material to the Company's results.
  The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts and over-the-counter option contracts. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies-mainly the Euro, Deutsche mark, Swiss franc and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the dollar value of future cash flows. The majority of the foreign exchange exposure is related to the Japanese yen, Deutsche mark, Dutch guilder and other European currencies.
  The main objectives of interest rate risk management are to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. Dow uses interest rate swaps, "swaptions" and exchange traded instruments to accomplish these objectives. The Company's primary exposure is to the U.S. dollar yield curve.
  Inherent in Dow's business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Cracker feedstocks and natural gas constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks when feasible. The risk of these hedging instruments is not material.
  Dow has a portfolio of equity securities derived from its acquisition and divestiture activity. This exposure is managed in a manner consistent with the Company's market risk policies and procedures.
  Dow uses value at risk (VAR), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two standard deviation move in the respective price levels. These amounts are immaterial in comparison to the equity and earnings of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. As an example, the average daily VAR, using a 95 percent confidence level at December 31, 1998 and 1997, for foreign exchange, interest rate and equity exposures, net of hedges, was: foreign exchange - $4 million and $12 million; interest rate - $23 million and $23 million; and equity - $6 million and $3 million, respectively. Management believes there have been no material changes in market risk or in risk management policies subsequent to December 31, 1998.

                               --- Page 20 ---


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters
----------------------
The Company and Corning Incorporated ("Corning") are each 50 percent stockholders in Dow Corning Corporation ("Dow Corning"). Dow Corning, the Company and/or Corning have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain stockholders of the Company have filed separate consolidated class action complaints in the federal district court for the Southern District of New York alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. All individual defendants in this case have been dismissed without prejudice. The Company and one of its former officers were also sued in two separate class action complaints (subsequently consolidated in the federal district court for the Eastern District of Michigan under the caption ZSA v. Dow Chemical) alleging that the defendants violated duties imposed by the federal securities laws regarding disclosure of information material to a reasonable investor's assessment of the magnitude of the Company's exposure to direct liability in silicone breast implant litigation. On February 1, 1999, the Court entered a Stipulated Order in ZSA v. Dow Chemical dismissing the claims of the named plaintiffs with prejudice and dismissing the claims of the class, which had never been certified, without prejudice.
  On May 15, 1995, Dow Corning announced that it had voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, all claims against Dow Corning (although not against its co-defendants) are automatically stayed.
  It is impossible to predict the outcome of each of the above described legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote, except as described below.
  In January 1994, Dow Corning announced a pretax charge of $640 million ($415 million after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 million ($152 million after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"); litigation and claims outside the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 million and $441 million, respectively, less expected insurance recoveries of $600 million and $200 million, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 million less expected insurance recoveries of $1,200 million. As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to the Company. The impact on the Company's net income was a charge of $192 million for 1993 and a charge of $70 million for 1994.
  Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is not recognizing its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.
  On September 1, 1994, Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama approved the Settlement Agreement pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.
  The Company's maximum exposure for breast implant product liability claims asserted against Dow Corning is limited to its investment in Dow Corning which, after the 1995 second quarter charge noted above, is zero. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have an adverse impact on the Company's consolidated financial statements.

                               --- Page 21 ---

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

                               --- Page 22 ---

  The Company was also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25, 1995 decision, and granted the Company's request to enter a final judgment in its favor. The United States Court of Appeals for the Eighth Circuit affirmed the summary judgment in favor of the Company on May 16, 1997. That judgment is now final.
  On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's stockholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed cross-claims and/or third party claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
  In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
  In addition to the jury findings in the first phase of the Louisiana state case noted above, three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995, a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. On December 31, 1998, the Nevada Supreme Court reversed and vacated the $10 million punitive damages award and affirmed the $4.15 million compensatory damages award. The Company filed a motion asking the Court to reconsider that portion of its opinion affirming the compensatory damages award. On February 12, 1999, that motion was denied. Subsequently, the parties negotiated a confidential settlement and have agreed to dismiss the case with prejudice. The Company will be reimbursed by Dow Corning for all settlement amounts paid, in accordance with the terms of the Joint Plan (defined below) if the Joint Plan becomes effective.
  On May 13, 1997, United States District Court Judge Denise Page Hood ordered that all breast implant claims currently pending against the Company as to which judgment had not been entered, whether pending in state or federal courts, be transferred to the United States District Court, Eastern District of Michigan pursuant to a decision issued by the United States Court of Appeals for the Sixth Circuit on May 8, 1997. On August 1, 1997, Judge Hood issued her case management order with respect to the transferred claims, and ordered that all implant claims later filed in federal or state courts against the Company should likewise be transferred. On August 5, 1997, the Tort Committee in Dow Corning's bankruptcy case filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the May 8, 1997 decision of the Sixth Circuit. On November 10, 1997, the Supreme Court denied the Tort Committee's petition.
  Judge Hood's May 13, 1997 order transferred the Louisiana state court breast implant case, Spitzfaden v. Dow Corning, et al., to the United States District Court, Eastern District of Michigan. The plaintiffs in that case filed an emergency motion to transfer, or abstain and remand, the case back to the Louisiana state court. On May 21, 1997, Judge Hood "abstain(ed) from the claims involved in Phases I and II" of that case resulting in its return to the Louisiana state court and the resumption of the trial. The Company sought review of Judge Hood's May 21 decision by the United States Court of Appeals for the Sixth Circuit. On June 25, 1998, the Sixth Circuit rejected the Company's argument that Judge Hood's May 21, 1997 order returning Phases I and II of the Spitzfaden proceeding to Louisiana was an abuse of her discretion.

                               --- Page 23 ---

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

Environmental Matters
---------------------
On April 29, 1999, the United States Environmental Protection Agency filed an administrative complaint against the Company. The complaint alleges that reports made by the Company to emergency response authorities regarding the release of certain hazardous chemicals at the Company's Michigan Operations, occurring between November 1997 and October 1998, were not made as promptly as required. Proposed civil fines total $661,237.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.       Description of Exhibit
     -----------       -----------------------
         27            Financial Data Schedule

(b)  Reports on Form 8-K.

     There were no Current Reports on Form 8-K filed by the Company during the first quarter of 1999.



The following trademarks of The Dow Chemical Company appear in this report: Elite, Insite, Methocel, Styrofoam

The following trademark of Dow AgroSciences LLC appears in this report: FirstRate

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




Date:  May 11, 1999






                                                     G. Michael Lynch
                                                     ----------------
                                                     G. Michael Lynch
                                                Vice President & Controller

                               --- Page 25 ---