Form 10-Q
period 1999-06-30
DOW CHEMICAL CO /DE/
filed 1999-08-11
CIK 29915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



              FOR THE QUARTER ENDED June 30, 1999

                 Commission file number 1-3433



                    THE DOW CHEMICAL COMPANY
     (Exact name of registrant as specified in its charter)




      Delaware                                  38-1285128
  (State or other                            (I.R.S. Employer
  jurisdiction of                           Identification No.)
  incorporation or
    organization)




           2030 DOW CENTER, MIDLAND, MICHIGAN  48674
      (Address of principal executive offices)  (Zip Code)

 Registrant's telephone number, including area code:  517-636-1000



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




                                                Outstanding at
              Class                             June 30, 1999
              -----                             --------------
Common Stock, $2.50 par value                   220,076,722 shares

                                --- Page 1 ---



                           THE DOW CHEMICAL COMPANY

                               TABLE OF CONTENTS


                                                             PAGE
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements                                3

      Consolidated Statements of Income                         3

      Consolidated Balance Sheets                               4

      Consolidated Statements of Cash Flows                     6

      Consolidated Statements of Comprehensive Income           6

      Operating Segments and Geographic Areas                   7

      Commitments and Contingent Liabilities                    8

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations      10

      Disclosure Regarding Forward-Looking Information         10

      Second Quarter Earnings Announcement                     10

      Acquisitions and Divestitures                            11

      Changes in Financial Condition                           12

      Results of Operations                                    13

      Subsequent Events                                        18

      Accounting Policies                                      18

      Year 2000 Readiness Disclosure                           18

      Euro Conversion                                          20

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                        20

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                  21

   Item 4.  Submission of Matters to a Vote of Security        24
            Holders

   Item 6.  Exhibits and Reports on Form 8-K                   25

SIGNATURE                                                      26

Exhibit 27                                                     27

                         --- Page 2 ---
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Note A)

The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income                              Three Months Ended           Six Months Ended
                                                               June 30,   June 30,          June 30, June 30,
In millions, except for share amounts            (Unaudited)       1999       1998              1999     1998
-------------------------------------------------------------------------------------------------------------
Net Sales                                                        $4,619     $4,857            $9,036   $9,686
-------------------------------------------------------------------------------------------------------------
  Cost of Sales                                                   3,395      3,502             6,671    7,193
  Research and development expenses                                 223        190               415      382
  Selling, general and administrative expenses                      374        440               764      843
  Amortization of intangibles                                        27         20                54       39
  Purchased in-process research and development charges (Note B)      -         12                 -      350
  Special charges (Note C)                                            -          -                 -      330
  Insurance and finance company operations, pretax income            31         26                61       58
  Equity in earnings of nonconsolidated affiliates                   22         27                47       50
  Sundry income - net (Note D)                                       89         14               157      854
-------------------------------------------------------------------------------------------------------------
Earnings before Interest, Income Taxes and Minority Interest        742        760             1,397    1,511
-------------------------------------------------------------------------------------------------------------
  Interest income                                                    27         31                52       66
  Interest expense and amortization of debt discount                121        129               241      249
-------------------------------------------------------------------------------------------------------------
Income before Income Taxes and Minority Interests                   648        662             1,208    1,328
-------------------------------------------------------------------------------------------------------------
  Provision for taxes on income                                     228        232               431      474
  Minority interests' share in income                                 8          3                35        5
  Preferred stock dividends                                           2          2                 3        3
-------------------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                       $410       $425              $739     $846
-------------------------------------------------------------------------------------------------------------
Share Data
  Earnings per common share - basic                               $1.86      $1.89             $3.35    $3.76
  Earnings per common share - diluted                             $1.83      $1.86             $3.30    $3.70
  Common stock dividends declared per share                       $0.87      $0.87             $1.74    $1.74
  Weighted-average common shares outstanding - basic              220.6      224.8             220.4    225.1
  Weighted-average common shares outstanding - diluted            225.1      228.7             224.4    229.6
-------------------------------------------------------------------------------------------------------------
Depreciation                                                       $281       $272              $557     $542
-------------------------------------------------------------------------------------------------------------
Capital Expenditures                                               $347       $328              $597     $629
-------------------------------------------------------------------------------------------------------------
Notes to Financial Statements.

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

Note B:  During the first half of 1998, pretax charges totaling $350 million were recorded for purchased in-process research and development (IPR&D) costs associated with the acquisitions of Dow AgroSciences, Mycogen and Sentrachem Limited.
         This amount was reduced in the fourth quarter of 1998 by $55 million, in accordance with the SEC's clarified guidance on IPR&D.

Note C:  During the first quarter of 1998, a pretax special charge of $330 million was recorded, principally for severance costs and asset write-downs.

Note D:  In January 1998, the Company completed the sale of the DowBrands business to S.C. Johnson & Son, Inc.  The sale resulted in a pretax gain of $816 million.

                                    --- Page 3 ---

The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
                                                                                         June 30,   Dec. 31,
In millions            (Unaudited)                                                           1999       1998
-------------------------------------------------------------------------------------------------------------
                                 Assets
-------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                                  $218       $123
  Marketable securities and interest-bearing deposits                                         296        267
  Accounts and notes receivable:
       Trade (less allowance for doubtful receivables - 1999, $120; 1998, $93)              2,260      2,787
       Other                                                                                1,805      1,750
  Inventories:
       Finished and work in process                                                         2,086      2,245
       Material and supplies                                                                  507        565
  Deferred income tax assets - current                                                        278        303
  -----------------------------------------------------------------------------------------------------------
  Total current assets                                                                      7,450      8,040
-------------------------------------------------------------------------------------------------------------
Investments
  Investment in nonconsolidated affiliates                                                  1,379      1,311
  Other investments                                                                         2,310      2,191
  Noncurrent receivables                                                                      410        424
  -----------------------------------------------------------------------------------------------------------
  Total investments                                                                         4,099      3,926
-------------------------------------------------------------------------------------------------------------
Property
  Property                                                                                 23,721     24,435
  Less accumulated depreciation                                                            15,495     15,988
  -----------------------------------------------------------------------------------------------------------
  Net property                                                                              8,226      8,447
-------------------------------------------------------------------------------------------------------------
Other Assets
  Goodwill (net of accumulated amortization - 1999, $274; 1998, $246)                       1,660      1,641
  Deferred income tax assets - noncurrent                                                     624        684
  Deferred charges and other assets                                                         1,046      1,092
  -----------------------------------------------------------------------------------------------------------
  Total other assets                                                                        3,330      3,417
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                              $23,105    $23,830
-------------------------------------------------------------------------------------------------------------

                                       --- Page 4 ---

The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
                                                                                         June 30,    Dec. 31,
In millions            (Unaudited)                                                           1999        1998
-------------------------------------------------------------------------------------------------------------
                          Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                                              $918      $1,526
  Long-term debt due within one year                                                          368         300
  Accounts payable:
       Trade                                                                                1,534       1,682
       Other                                                                                  860         981
  Income taxes payable                                                                        210         290
  Deferred income tax liabilities - current                                                    44          71
  Dividends payable                                                                           197         192
  Accrued and other current liabilities                                                     1,862       1,800
  -----------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   5,993       6,842
-------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                              4,063       4,051
-------------------------------------------------------------------------------------------------------------
Other Noncurrent Liabilities
  Deferred income tax liabilities - noncurrent                                                785         747
  Pension and other postretirement benefits - noncurrent                                    1,870       1,903
  Other noncurrent obligations                                                              2,241       2,283
  -----------------------------------------------------------------------------------------------------------
  Total other noncurrent liabilities                                                        4,896       4,933
-------------------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                                                     406         532
-------------------------------------------------------------------------------------------------------------
Temporary Equity
  Temporary equity - other                                                                     12           -
  Preferred stock at redemption value                                                         115         117
  Guaranteed ESOP obligation                                                                  (74)        (74)
  -----------------------------------------------------------------------------------------------------------
  Total temporary equity                                                                       53          43
-------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Common stock                                                                                818         818
  Additional paid-in capital                                                                  891         718
  Retained earnings                                                                        13,242      12,887
  Accumulated other comprehensive income                                                     (300)       (347)
  Treasury stock, at cost                                                                  (6,957)     (6,647)
  -----------------------------------------------------------------------------------------------------------
  Net stockholders' equity                                                                  7,694       7,429
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                $23,105     $23,830
-------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                                       --- Page 5 ---

The Dow Chemical Company and Subsidiaries
--------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows                                           Six Months Ended
                                                                               June 30,  June 30,
In millions            (Unaudited)                                                 1999      1998
--------------------------------------------------------------------------------------------------
Operating Activities
     Net income available for common stockholders                                  $739      $846
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                             626       583
          Purchased in-process research & development                                 -       350
          Special charge                                                              -       330
          Provision for deferred income tax                                          68        68
          Undistributed earnings of nonconsolidated affiliates                      (36)      (38)
          Minority interests' share in income                                        35         5
          Net gain on sale of consolidated companies                                  -      (816)
          Net gain on sales of property                                             (50)       (5)
          Other net (gain) loss                                                     (76)        5
     Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                       436       291
          Inventories                                                               218       225
          Accounts payable                                                         (226)     (317)
          Other assets and liabilities                                              159       293
     ---------------------------------------------------------------------------------------------
     Cash provided by operating activities                                        1,893     1,820
--------------------------------------------------------------------------------------------------
Investing Activities
     Capital expenditures                                                          (597)     (629)
     Proceeds from sales of property                                                 95        27
     Purchases of consolidated companies                                            (99)     (355)
     Proceeds from sale of consolidated companies                                     -     1,183
     Purchases from outside investors in limited partnership                          -      (210)
     Proceeds from outside investors in limited partnership                           -       200
     Investments in nonconsolidated affiliates                                      (79)      (39)
     Purchases of investments                                                    (1,458)   (1,759)
     Proceeds from sales of investments                                           1,471     1,343
     ---------------------------------------------------------------------------------------------
     Cash used in investing activities                                             (667)     (239)
     ---------------------------------------------------------------------------------------------
Financing Activities
     Changes in short-term notes payable                                           (547)     (592)
     Payments on long-term debt                                                    (150)     (420)
     Proceeds from issuance of long-term debt                                       257       222
     Purchases of treasury stock                                                   (319)     (341)
     Proceeds from sales of common stock                                            144       105
     Purchase of subsidiary preferred stock                                        (102)        -
     Distributions to minority interests                                            (24)      (11)
     Dividends paid to stockholders                                                (386)     (395)
     ---------------------------------------------------------------------------------------------
     Cash used in financing activities                                           (1,127)   (1,432)
--------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                              (4)      (10)
--------------------------------------------------------------------------------------------------
Summary
     Increase in cash and cash equivalents                                           95       139
     Cash and cash equivalents at beginning of year                                 123       235
     ---------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                    $218      $374
--------------------------------------------------------------------------------------------------

The Dow Chemical Company and Subsidiaries
---------------------------------------------------------------------------------------------------
                                                             Three Months Ended  Six Months Ended
                                                              June 30, June 30,  June 30, June 30,
In millions            (Unaudited)                                1999     1998      1999     1998
---------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                      $410     $425      $739     $846
---------------------------------------------------------------------------------------------------
Other Comprehensive Income, Net of Tax
      Unrealized gains (losses) on investments                      19      (56)      100      (59)
      Income, Net of Tax Cumulative translation adjustment         (25)       3        (5)      (5)
      Minimum pension liability                                      -        -         -        -
      ---------------------------------------------------------------------------------------------
      Total other comprehensive income                              (6)     (53)       47      (64)
---------------------------------------------------------------------------------------------------
Comprehensive Income                                              $404     $372      $786     $782
---------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                                         --- Page 6 ---

The Dow Chemical Company and Subsidiaries
------------------------------------------------------------------------------------------------------------
Operating Segments and Geographic Areas                      Three Months Ended        Six Months Ended
                                                             June 30,   June 30,       June 30,   June 30,
In millons            (Unaudited)                                1999       1998           1999       1998
------------------------------------------------------------------------------------------------------------
Operating segment sales
     Performance Plastics                                      $1,297     $1,293         $2,560     $2,546
     Performance Chemicals                                        656        662          1,297      1,302
     Agricultural Products                                        664        729          1,333      1,407
     Plastics                                                   1,022        996          1,940      1,990
     Chemicals                                                    541        612          1,053      1,262
     Hydrocarbons and Energy                                      363        363            672        786
     Unallocated and Other                                         76        202            181        393
------------------------------------------------------------------------------------------------------------
     Total                                                     $4,619     $4,857         $9,036     $9,686
------------------------------------------------------------------------------------------------------------
Operating segment EBIT
     Performance Plastics                                        $294       $283           $567       $541
     Performance Chemicals                                        149        112            273        198
     Agricultural Products                                        159        123            240       (138)
     Plastics                                                      89        201            230        417
     Chemicals                                                     89         63            189        146
     Hydrocarbons and Energy                                       23        (48)            10        (32)
     Unallocated and Other                                        (61)        26           (112)       379
------------------------------------------------------------------------------------------------------------
     Total                                                       $742       $760         $1,397     $1,511
------------------------------------------------------------------------------------------------------------
Operating segment intersegment revenues
     Performance Plastics                                          $2         $4             $6         $8
     Performance Chemicals                                          4          3              7          5
     Plastics                                                       -          1              2          2
     Chemicals                                                      7         11             14         23
     Unallocated and Other                                        (13)       (19)           (29)       (38)
------------------------------------------------------------------------------------------------------------
     Total                                                          -          -              -          -
------------------------------------------------------------------------------------------------------------
Geographic area sales
     United States                                             $1,922     $2,013         $3,756     $3,967
     Europe                                                     1,517      1,681          3,091      3,403
     Rest of World                                              1,180      1,163          2,189      2,316
------------------------------------------------------------------------------------------------------------
     Total                                                     $4,619     $4,857         $9,036     $9,686
------------------------------------------------------------------------------------------------------------
The reconciliation between "Earnings before Interest, Income Taxes and Minority Interests (EBIT)"
and "Income before Income Taxes and Minority Interests" consists of "Interest income" and "Interest expense and amortization of debt discount," and can be found in the Consolidated Statements of
Income on page 3.

--------------------------------------------------------------------------------------------------------------
Sales Volume and Price by Operating Segment and Geographic Area  Three Months Ended       Six Months Ended
                                                                   June 30, 1999            June 30, 1999
Percentage change from prior year                              Volume   Price   Total  Volume   Price   Total
--------------------------------------------------------------------------------------------------------------
Operating segments
     Performance Plastics                                         5%     (5)%     0%      5%     (4)%     1%
     Performance Chemicals                                        2%     (3)%    (1)%     2%     (2)%     0%
     Agricultural Products                                       (8)%    (1)%    (9)%    (3)%    (2)%    (5)%
     Plastics                                                    13%    (10)%     3%     13%    (16)%    (3)%
     Chemicals                                                   (2)%   (10)%   (12)%    (1)%   (16)%   (17)%
     Hydrocarbons and Energy                                      4%     (4)%     0%     (2)%   (13)%   (15)%
--------------------------------------------------------------------------------------------------------------
     Total                                                        1%     (6)%    (5)%     1%     (8)%    (7)%
--------------------------------------------------------------------------------------------------------------
Geographic areas
     United States                                               (2)%    (3)%    (5)%     0%     (5)%    (5)%
     Europe                                                      (1)%    (9)%   (10)%     1%    (10)%    (9)%
     Rest of World                                                7%     (6)%     1%      4%     (9)%    (5)%
--------------------------------------------------------------------------------------------------------------
     Total                                                        1%     (6)%    (5)%     1%     (8)%    (7)%
--------------------------------------------------------------------------------------------------------------

                                      --- Page 7 ---
COMMITMENTS AND CONTINGENT LIABILITIES

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

                         --- Page 8 ---


Commitments and Contingent Liabilities (Continued)

  Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane
(DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued $338 million at June 30, 1999, for environmental matters, including $6 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
  In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
  Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
  Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  A Canadian subsidiary entered into two 20-year agreements, one which expired in 1998 and one which expires in 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $221 million, $199 million and $221 million in 1998, 1997 and 1996, respectively.
  At December 31, 1998, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contract, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and
Throughput Obligations at December 31, 1998 (in millions)
---------------------------------------------------------
1999                                             $  272
2000                                                253
2001                                                255
2002                                                248
2003                                                240
2004 through expiration of contracts              1,669
---------------------------------------------------------
Total                                            $2,937
---------------------------------------------------------

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

                         --- Page 9 ---


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


SECOND QUARTER EARNINGS ANNOUNCEMENT (JULY 22, 1999)

DOW REPORTS SECOND QUARTER EARNINGS OF $1.83 PER SHARE
----------------------------------------------------------------------------

Second Quarter of 1999 Highlights

- Second quarter earnings per share of $1.83 decreased only 3 cents per share from a year ago and were above expectations.

- EBIT of $742 million resulted from an improved business mix and continued productivity gains, which largely offset a price decline of approximately $275 million.

- Performance businesses achieved a 14 percent improvement in
  EBIT compared with second quarter 1998.
----------------------------------------------------------------------------
(In millions, except for per share amounts)

                                           3 Months Ended    6 Months Ended
                                              June 30           June 30
----------------------------------------------------------------------------
                                             1999    1998      1999    1998
                                           ---------------------------------
Net Sales                                  $4,619  $4,857    $9,036  $9,686
Earnings Before Interest and Taxes (EBIT)     742     760     1,397   1,511
Earnings Per Common Share                  $ 1.83  $ 1.86    $ 3.30  $ 3.70
----------------------------------------------------------------------------



Review of Second Quarter Results

The Dow Chemical Company today announced second quarter earnings per share of $1.83, only 3 cents per share less than a year ago and above expectations. Dow reported sales of $4.6 billion, earnings before interest, income taxes and minority interests
(EBIT) of $742 million and net income of $410 million.
  Improved business mix and continued productivity gains largely offset a price decline of approximately $275 million or the equivalent of 79 cents per share.
  Sales for the quarter decreased 5 percent versus the same period a year ago, due to a 6 percent decline in price, including currency, that was only partially offset by a 1 percent increase in volume. Excluding acquisitions and divestitures, volume rose 3 percent.
  "The fact that our earnings remain solid is a direct reflection of the significant strides we have made in forging a stronger portfolio and continuing to reduce our structural costs," said William S. Stavropoulos, president and chief executive officer. "Many of our businesses are enduring prices that are lower than in the last chemical cycle trough, yet performing vastly better in terms of profitability. These results offer the strongest evidence yet that we will meet Dow's financial objective of achieving positive economic profit at the bottom of the cycle. We are well positioned for substantial future growth centered on performance businesses."
  In the Performance Plastics segment, EBIT rose 4 percent due to productivity improvements as well as volume growth, which was spurred by increased demand in the construction and automotive industries. Both the Engineering Plastics and the Adhesives, Sealants and Coatings businesses recorded greater than 15 percent volume growth.

                         --- Page 10 ---


Second Quarter Earnings Announcement (July 22, 1999) (Continued)

  The Performance Chemicals segment delivered a 33 percent gain in EBIT, aided by reductions in operating costs and expenses as well as volume increases in several key specialty products.
  In the Agricultural Products segment, EBIT was $159 million, up 18 percent from second quarter 1998 excluding unusual items, despite particularly adverse conditions in the worldwide agricultural industry. Sales of higher-margin new products, combined with stringent cost controls, more than offset an 8 percent decline in volume.
  The Chemicals segment posted EBIT of $89 million, up 41 percent from second quarter 1998, due to a marked improvement in productivity, more efficient plant operations and portfolio changes.
  Though the Plastics segment turned in lower earnings, due largely to price declines, it recorded double-digit volume growth with the highest increases in polyethylene.
  "The performance of our businesses year to date as well as the improving prospects for economic growth around the world are encouraging," said Stavropoulos. "We look for potentially favorable second-half earnings in comparison with 1998. Combined with our strong financial position, this will give us added momentum for achieving our strategy for growth."


ACQUISITIONS AND DIVESTITURES

In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (Buna Sow Leuna Olefinverbund, referred to herein as
BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174 million. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $132 million 1. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. Incentives relating to property construction reduce the basis of such property. Incentives relating to expenses during the reconstruction period are recognized as such expenses are incurred. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the restructuring period.
  In January 1998, the Company completed the sale of the DowBrands consumer products business to S.C. Johnson & Son, Inc. for $1.2 billion. This transaction resulted in a pretax gain of $816 million.
  In February 1998, the Company entered into an agreement with Pronor Petroquimica S.A. (Pronor) to purchase a portion of its business. The new company, named Isopol, was acquired for the production and commercialization of toluene diisocyanate (TDI), used to manufacture durable goods such as cushioned furniture and mattresses, and will primarily supply the markets of the Mercosur countries of Latin America. The Company's total investment was $137 million.
  In January 1996, DowElanco entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158 million, acquired a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to more than 50 percent. During the first quarter of 1998, Dow AgroSciences (formerly named DowElanco) invested an additional $121 million in Mycogen, increasing its ownership to 69 percent. In November 1998, following the expiration of a tender offer, the Company completed the acquisition of all remaining shares for $418 million. Mycogen is a diversified agribusiness and biotechnology company that develops and markets seeds and value-added traits for genetically enhanced crops and provides crop protection products and services.
  In January 1996, the Company and The Hartford Steam Boiler Inspection and Insurance Company (HSB) formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC (Radian) to provide environmental services. In January 1998, HSB exercised a put option requiring the Company to purchase HSB's interest for $136 million. In July 1998, as part of the Company's ongoing efforts to restructure its business portfolio, Radian was sold to Dames & Moore Group for $117 million.
  In December 1998, the Company and United Technologies Corporation sold the business and certain assets of their 50:50 joint venture, Dow-United Technologies Composite Products, Inc., to GKN Westland Aerospace, Inc., a unit of GKN plc, of the United Kingdom. The Company expects to dissolve the joint venture in 1999, with no material effect on its consolidated financial statements.
  See the sections entitled "Purchased In-process Research and Development" and "Special Charge" on page 16 regarding certain charges recorded during 1998 related to acquisitions and divestitures.

                         --- Page 11 ---


CHANGES IN FINANCIAL CONDITION

The following tables represent total debt, working capital and certain balance sheet ratios at June 30, 1999 versus December 31, 1998.

                                        June 30,  Dec. 31,  Increase
In millions                                 1999      1998 (Decrease)
---------------------------------------------------------------------
Notes payable                             $  918    $1,526    $ (608)
Long-term debt due within one year           368       300        68
Long-term debt                             4,063     4,051        12
---------------------------------------------------------------------
Total debt                                $5,349    $5,877    $ (528)
---------------------------------------------------------------------

  At June 30, 1999, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $2.6 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.5 billion are available for use by foreign subsidiaries.

                                        June 30,  Dec. 31,  Increase
In millions                                 1999      1998 (Decrease)
---------------------------------------------------------------------
Cash and cash equivalents                 $  218    $  123    $   95
Marketable  securities and
  interest-bearing deposits                  296       267        29
Accounts and notes receivable - net        4,065     4,537      (472)
Inventories:
  Finished and work in process             2,086     2,245      (159)
  Materials and supplies                     507       565       (58)
Deferred income tax assets - current         278       303       (25)
---------------------------------------------------------------------
  Total current assets                     7,450     8,040      (590)
---------------------------------------------------------------------
  Total current liabilities                5,993     6,842      (849)
---------------------------------------------------------------------
  Working capital                         $1,457    $1,198    $  259
---------------------------------------------------------------------

  Operating activities provided cash of $1.9 billion for the six months ended June 30, 1999. Included in this amount was the sale of U.S. trade receivables totaling $450 million late in the second quarter. Cash was used to reduce total debt $528 million, to purchase Hoechst South Africa's shares in the Safripol and Plastomark polyolefins joint venture with Sentrachem for $47 million, to repurchase shares of the Company's common stock for $319 million, and for capital expenditures and other normal activities. (See the Consolidated Statements of Cash Flows for more detail.)

                                                 June 30,  Dec. 31,
Balance Sheet Ratios                                 1999      1998
---------------------------------------------------------------------
Current assets over current liabilities             1.2:1     1.2:1
Days-sales-outstanding-in receivables                  50        49
Days-sales-in-inventory                                69        72
Debt as a percentage of total capitalization        39.6%     42.3%
---------------------------------------------------------------------

  The Company purchased 1.6 million shares of common stock during the second quarter of 1999 as part of its overall stock repurchase program, bringing the year to date total to 2.9 million shares. The Company's average shares outstanding for the first six months of 1999 were 220 million, a decrease of 2 percent from the average shares outstanding for the first six months of 1998.
  On July 30, 1999, the Company paid a quarterly dividend of 87 cents per share to shareholders of record on June 30, 1999. This was the 350th consecutive quarterly dividend since 1912 and in each instance Dow has maintained or increased the dividend.

                         --- Page 12 ---
RESULTS OF OPERATIONS

Following are selected data for the three months ended June 30, 1999 and 1998:

                                        Three Months Ended   Six Months Ended
                                        ------------------   ------------------
Dollars in millions,                    June 30,  June 30,   June 30,  June 30,
 except for share amounts                   1999      1998       1999      1998
-------------------------------------------------------------------------------
Sales                                     $4,619    $4,857     $9,036    $9,686

Cost of sales                              3,395     3,502      6,671     7,193
% of sales                                   74%       72%        74%       74%

Research and development, selling
 general and administrative expenses         597       630      1,179     1,225

Earnings before interest, income taxes,
 and minority interests (EBIT)               742       760      1,397     1,511
% of sales                                   16%       16%        15%       16%

Earnings before interest, income taxes,
 and minority interests excluding
 unusual items                               742       760      1,397     1,483
% of sales                                   16%       16%        15%       15%

Effective tax rate                         35.2%     35.0%      35.7%     35.7%

Net income available for common             $410      $425       $739      $846
 stockholders

Earnings per common share - basic          $1.86     $1.89      $3.35     $3.76
Earnings per common share - diluted        $1.83     $1.86      $3.30     $3.70

Operating rate percentage                    86%       86%        86%       87%


Net sales for the second quarter of 1999 were $4.6 billion, down
5 percent from $4.9 billion in the second quarter of last year. Sales were up 1 percent versus the same quarter last year due to increased volume, and down 6 percent, approximately $275 million, due to declining prices. Considering the effect of acquisitions and divestitures, volume for the second quarter improved 3 percent from the same period last year. Volume was particularly strong in Plastics, up 13 percent due primarily to double-digit growth in polyethylene, but down 8 percent in Agricultural Products due to industry conditions. Volume was down slightly in the United States and Europe, but up 7 percent in Rest of World driven primarily by a 26 percent volume increase in Asia Pacific over last year's depressed levels. Prices were down in all segments, most notably in our basic segments, and in all geographic areas. Net sales of $9.0 billion for the first half of 1999 were down 7 percent from $9.7 billion for the same period last year due to an 8 percent decline in prices.
  Expenses, which include research and development (R&D), selling, general and administrative expenses, were $597 million, down $33 million from the second quarter of 1998. R&D was up 17 percent versus last year, supporting our growth initiatives in biotechnology. Selling, general and administrative were down 15 percent, due to the Company's on-going efforts to reduce structural costs, more than offsetting the increase in R&D.
  Net income for the second quarter was $410 million or $1.83 per share (diluted), down slightly from last year's net income of $425 million or $1.86 per share (diluted). Net income was negatively impacted by lower selling prices and, unlike recent quarters, was not helped by lower hydrocarbon and energy costs, which were flat with last year. Results were helped by improved product mix, cost reductions, continued productivity gains, and gains on the sales of several small assets. Year to date, net income was $739 million compared with $846 million last year. Net income last year included the gain on the sale of the DowBrands business, offset by several unusual charges, recorded in the first quarter. The unusual charges included charges for purchased in-process research and development, severance costs, asset write-downs and environmental remediation costs.

                         --- Page 13 ---


Results of Operations (Continued)

PERFORMANCE PLASTICS
Performance Plastics sales of $1,297 million were flat with sales for the second quarter of 1998. While volume improved 5 percent, prices declined 5 percent. Second quarter EBIT for the segment increased 4 percent to $294 million from $283 million a year ago, as increased volume and productivity improvements more than offset the decline in prices.
  Polyurethanes sales for the second quarter were down 9 percent versus the same period last year, due to a 6 percent decrease in volume and a 3 percent decline in prices. Weak polyol sales in Latin America and a shortage of toluene diisocyanate (TDI) (resulting from plant start-up problems that led to a declaration of force majeure late in the first quarter) were the major contributors to the loss in volume. Prices were down in all geographic areas and across most products. Although sales were down, EBIT improved versus the second quarter of last year due to the business' cost reduction efforts.
  Sales of Epoxies and Intermediates were down 2 percent from a year ago, with price declines of 6 percent partially offset by a 4 percent gain in volume. Significant volume growth in Asia Pacific, along with modest volume growth in Europe, more than offset volume declines in the other geographic areas. Pricing pressure continued with prices down across all product lines and in all geographic areas. EBIT for the business was down compared with last year due to price declines and shutdown costs associated with both planned and unplanned plant outages in the second quarter.
  Engineering Plastics sales for the quarter were up 20 percent from the same quarter last year, with volume up 30 percent and prices down 10 percent. Volume, up significantly in all geographic areas, was boosted by new sales of nylon from a marketing agreement with Solutia. Demand was also very strong for polycarbonate. Price pressure continued in all geographic areas, except Latin America, especially for polycarbonate. EBIT for the quarter was down versus the second quarter of 1998 due to price declines.
  Fabricated Products sales for the second quarter of 1999 were down 2 percent versus a year ago, due to a 4 percent decline in prices, only partially offset by an increase in volume. Sales were reduced by price declines in all geographic areas. Volume, up 2 percent, increased in all geographic areas except Latin America. Volume for Styrofoam brand insulation was up significantly due to the strength of the construction industry. EBIT for the quarter was flat with last year.
  Adhesives, Sealants and Coatings sales for the second quarter were up 14 percent versus the second quarter of 1998, due to a 19 percent increase in sales volume partially offset by a 5 percent decline in prices. Volume in the business' Systems Houses was up significantly with strong growth in Europe and new sales in China and Brazil. Second quarter EBIT for this business was up significantly when compared with last year, due to volume growth and continued cost control.
  For the first six months of the year, Performance Plastics sales were $2,560 million, up slightly from $2,546 million last year. Volume growth of 5 percent during this period was partially offset by a 4 percent decline in prices. Year to date, EBIT of $567 million improved 4 percent from $547 million last year, excluding unusual charges of $6 million recorded in the first quarter of 1998.

PERFORMANCE CHEMICALS
Second quarter sales for Performance Chemicals were $656 million, down slightly from $662 for the same quarter last year, as a 3 percent decline in prices more than offset a 2 percent increase in volume. EBIT for the segment was $149 million, up 33 percent from $112 million last year, due to reductions in operating costs and expenses and volume increases in several key specialty products.
  Specialty Chemicals sales for the quarter were up, with a 2 percent increase in volume more than offsetting a slight decline in prices versus the same quarter last year. Volume was particularly strong in Asia Pacific, up over 30 percent. In Europe and North America, construction and pharmaceutical demand for Methocel continued to be strong. Sales for the Company's Contract Manufacturing operations were also up. Despite the relatively flat sales, EBIT for the second quarter improved versus last year due to lower raw material costs and continued cost control.
  Emulsion Polymers sales were down versus the second quarter of 1998 as prices declined 6 percent on relatively flat volume. Price declines were most notable in Europe for paper latex, down due to incremental capacity additions. Volume continued to be strong in the United States and Asia Pacific. Driven by lower sales, EBIT for the quarter was down versus last year.
  Sales for the first half of 1998 for this segment were $1,297 million, flat with last year as a 2 percent increase in volume was offset by a 2 percent decline in prices. Year to date, EBIT for this segment was $273 million, up 30 percent versus $210 million last year, excluding unusual charges of $12 million recorded in the first quarter of 1998.

                         --- Page 14 ---


Results of Operations (Continued)

AGRICULTURAL PRODUCTS
Sales of Agricultural Products for second quarter 1999 were $664 million, down 9 percent compared with $729 million for the same quarter of 1998. Volume declined 8 percent due to adverse worldwide industry conditions; the negative effect of currency reduced sales by an additional 1 percent. Volume was down in all geographic areas except Latin America, which was up 12 percent. Volume declines were most notable for seeds in North America and weed control products, such as Lontrel and Gallant, in Europe and Asia Pacific. Volume improvements were reported for Spinosad insect control products, Sentricon, and glyphosate. Despite lower sales and increased biotechnology-related R&D expenses, EBIT of $159 million for the quarter was up 18 percent compared with $135 million for the second quarter of 1998 excluding purchased in-process research and development of $12 million recorded last year. EBIT improved as sales of higher-margin new products offset declines in older, lower-margin products, and cost reduction efforts continued.
  Sales for the segment were $1,333 million for the first six months of this year, down 5 percent from $1,407 million in 1998, due to a volume decline of 3 percent and price declines of 2 percent. EBIT of $240 million for the same period was up 6 percent from $226 million last year excluding unusual items recorded in the first half of 1998. Unusual items totaling $364 million, recorded in the first half of 1998, included charges for purchased in-process research and development related to the additional investments in Dow AgroSciences and Mycogen, severance costs, and environmental remediation costs. (See sections entitled "Purchased In-process Research and Development" and "Special Charge" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

PLASTICS
Plastics sales for the second quarter of 1999 were $1,022 million, up 3 percent from $996 million a year ago. While volume increased 13 percent, prices fell 10 percent. EBIT of $89 million for the quarter was down from $201 million in second quarter 1998, due to the significant decline in prices.
  Polyethylene sales were up 3 percent in the second quarter versus the same quarter last year, as a 13 percent increase in volume was partially offset by a 10 percent decline in prices. Demand continued to be strong, with volume growth in all geographic areas. Second quarter sales were also boosted by the addition of sales from Safripol, following the purchase of Hoechst South Africa's shares of the joint venture, bringing Dow's ownership to 100 percent. Prior to this, results for Safripol were reported in Unallocated and Other. Price declines, like volume growth, were experienced around the globe. Comparing second quarter with first quarter, however, prices were up. Second quarter EBIT for polyethylene was down from the same quarter of 1998 due to significant price declines and higher ethylene costs.
  Polystyrene sales decreased 10 percent in the second quarter versus the same quarter of 1998. Prices declined 11 percent compared with second quarter of last year; volume grew 1 percent. While prices were lower in all regions of the globe, they were down most significantly in Europe due to excess supply. Demand was strong in Europe, despite the excess supply and the competitive environment, but down in North America. Demand was also strong in Asia Pacific and Latin America. EBIT for the business was down compared with second quarter 1998, due to lower selling prices and higher feedstock costs.
  Polypropylene sales continued a strong growth trend, with volume up significantly in the second quarter. In Europe and Latin America, prices declined versus the same period last year. EBIT for the quarter was relatively flat versus last year.
  Insite EBIT for the second quarter improved compared with the same period last year, primarily due to an improvement in equity earnings from DuPont Dow Elastomers L.L.C. on higher sales and lower structural costs.
  Plastics sales for the first half of 1999 were $1,940 million, compared with $1,990 for the same period last year. During the first six months of the year volume grew 13 percent, but was more than offset by a 16 percent decline in prices. EBIT for the period was $230 million, down from $417 million for the first six months of 1998.

CHEMICALS
Second quarter sales for the Chemicals segment were $541 million, down from $612 million for the same quarter last year. Sales continued to be negatively impacted by price declines (10 percent) globally. Volume, down 2 percent, was strong in Asia Pacific and Latin America, but lower in North America (magnesium) and Europe. Net of sales volume lost by exiting magnesium-related businesses late last year, volume was up 6 percent. Vinyl chloride monomer sales were up significantly with strong volume and increased prices. Caustic volume was relatively flat compared with last year, but prices were down over 30 percent. Ethylene glycol volume was up significantly, about 40 percent on high seasonal demand, with prices flat versus the same period last year. Volume for propylene glycol and propylene oxide was about flat with last year, but prices were down about 8 percent due to new industry capacity in Europe. EBIT for the segment was $89 million for the quarter, up from $63 million for the same period last year due to a marked improvement in productivity, more efficient plant operations and portfolio changes.

                         --- Page 15 ---


Results of Operations (Continued)

  For the first half of 1999, sales for the Chemicals segment were $1,053 million, down from $1,262 million last year due almost entirely to a 16 percent decline in prices. EBIT for the period was $189 million compared with $201 for 1998, excluding $55 million of unusual items (primarily environmental remediation charges) recorded in the first quarter of 1998. (See section entitled "Special Charge" in Management's Discussion and Analysis of Financial Condition and Results of Operations.) Cost reductions, better plant operations and changes in the segment's portfolio helped offset declining prices and maintain EBIT.

HYDROCARBONS AND ENERGY
Sales for Hydrocarbons and Energy for the second quarter of 1999 were $363 million, flat with 1998. Sales volume, up 4 percent, increased mainly due to spot sales in North America. Prices declined 4 percent. EBIT for the quarter was $23 million, up from a loss of $48 million last year, due to fewer scheduled and unscheduled shutdowns this year.
  Sales for the first half of 1999 were $672 million, down 15 percent versus sales of $786 million last year, due largely to a 13 percent decline in prices. Volume was down 2 percent. EBIT for the first six months was $10 million, compared with a loss of $21 million last year, excluding $11 million of charges for unusual items (environmental remediation costs) recorded in the first quarter of 1998. (See section entitled "Special Charge" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

UNALLOCATED AND OTHER
EBIT for Unallocated and Other was a loss of $61 million for the second quarter of 1999, compared with EBIT of $26 million last year. Year to date, EBIT was a loss of $112 million compared with a loss of $85 million, excluding an unusual gain of $464 million recorded in the first quarter of 1998. Unusual items included: a gain on the sale of the DowBrands business, partially offset by purchased in-process research and development costs related to the acquisition of Sentrachem; severance costs; asset write-downs; and environmental remediation costs. (See sections entitled "Purchased In-process Research and Development" and "Special Charge" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)


COMPANY SUMMARY

Operating Rate
--------------
The Company's global plant operating rate for its chemicals and plastics businesses was 86 percent for the second quarter of 1999, unchanged from the same period last year.

Purchased In-process Research and Development
---------------------------------------------
Purchased in-process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, a charge of $338 million was recorded during the first quarter of 1998 as part of the allocations of the purchase prices related to the acquisitions of Sentrachem, additional common stock of Mycogen, and the remaining 40 percent of DowElanco (since renamed Dow AgroSciences). An additional $12 million was recorded during the second quarter of 1998 related to Mycogen's acquisition of Dinamilho Carol Productos Agricolas, a Brazilian seed company. During the third and fourth quarters of 1998, the U.S. Securities and Exchange Commission (SEC) issued clarifying guidance on how these amounts should be determined. In light of this clarification, the Company reviewed all IPR&D charges, and in the fourth quarter recorded a $55 million reduction of the IPR&D charges recorded in the first half of 1998 to comply with the SEC guidance.

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

                         --- Page 16 ---


Results of Operations (Continued)

  Severance plans were adopted by the Company in the first quarter of 1998 for North America, Europe and Sentrachem, resulting in the special charge of $112 million. The plans for North America and Europe were complete at the end of 1998. The plan for Sentrachem is expected to be completed during 1999. During 1998, severance costs of $138 million were incurred relative to these plans, exceeding the initial severance accrual by $39 million. Total headcount reduction related to the severance plans was 1,881 through December 31, 1998. At year-end, the balance of the accrual for the Sentrachem plan was $13 million, representing an anticipated additional headcount reduction of 180. During the first half of 1999, $8 million related to the Sentrachem plan was paid to 111 individuals, leaving an accrued balance of $5 million for an anticipated additional headcount reduction of 95.

Equity in Earnings of Nonconsolidated Affiliates
------------------------------------------------
Equity in earnings of nonconsolidated affiliates was $22 million in the second quarter of 1999, down slightly from $27 million in the second quarter of last year.

Sundry Income - Net
-------------------
Sundry income includes a variety of income and expense items including royalty income, the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for the second quarter was $89 million, up from $14 million last year. The increase was due to gains totaling $50 million on the sales of several assets, including a terminal in Europe and land in Japan, and favorable economic exposure hedging. Year to date, sundry income was $157 million compared with $854 million last year. The first quarter of 1998 included a pretax gain of $816 million on the sale of DowBrands.

Interest Income and Expense
---------------------------
Interest expense (net of capitalized interest) and interest income totaled $94 million for the second quarter, down from $98 million last year.

Provision for Taxes on Income
-----------------------------
The effective tax rate for the second quarter was 35.2 percent versus 35.0 percent for the second quarter of 1998. Year to date, the effective tax rate was 35.7 percent.

Outlook
-------
We expect the U.S. economy to slow in the second half of the year, though still show GDP growth of around 3 percent. European economies are expected to improve in the second half, stimulated by first-half interest rate declines and weaker exchange rates. The economic situation in Asia Pacific continues to improve with some recovery seen in Korea, Taiwan and Malaysia, continued growth in China, and slight improvement in Japan. In Latin America, Argentina has been down as the recession continues, but Brazil should have growth returning by the end of the second half.
  Ethylene is expected to remain tight throughout the second half of the year, due to strong derivative demand, slowing the industry's recovery back to normal inventory levels. The strength of the global construction and automotive industries should carry over to the second half, benefiting several of Dow's businesses. Rising oil and gas prices are expected to add to chemical industry producer costs through the third quarter, increasing Dow's costs, but providing a more favorable atmosphere for price increases.
  Agricultural Products will face continued industry challenges due to recession conditions and credit issues in Latin America, as that geographic area enters its primary growing season in the third quarter. In the performance businesses, price pressures are likely to continue for Epoxy Products and Engineering Plastics due to excess industry supply from new capacity. Most other performance businesses expect to see stable pricing with moderate volume growth.
  Polyethylene volume growth is expected to continue. Combined with rising prices, this should bring an improvement in total EBIT for that business sequentially. Polystyrene prices are expected to remain at low levels, with some improvement in Asia Pacific. VCM prices are likely to continue to rise on the strength of PVC and ethylene pricing. This will help offset declining caustic prices, down due to the lower second-half alumina price settlement and general contract pricing that bottomed in July.
  Overall, we expect to achieve our goal of earning the cost of capital at the trough of the chemical cycle, and look forward to second-half earnings that are expected to be favorable in comparison with 1998.

                         --- Page 17 ---


SUBSEQUENT EVENTS

On August 2, 1999, the Company announced it had reached an agreement with TransCanada Pipelines Limited to acquire CanStates Holdings, Inc., and its subsidiary, ANGUS Chemical Company. ANGUS Chemical is a global leader in the manufacture and marketing of unique specialty chemicals - nitroparaffins and their derivatives - sold into over 40 industries. ANGUS Chemical reports annual sales of more than $150 million.
  On August 3, 1999, the Board of Directors of the Company terminated its 1997 authorization to repurchase Dow stock.
  On August 4, 1999, the Company and Union Carbide Corporation announced a definitive merger agreement for a tax-free, stock-for-stock transaction, creating the world's second largest chemical company. Under the agreement, Union Carbide shareholders will receive 0.537 shares of Dow stock for each share of Union Carbide stock they own. Based upon Dow's closing price of $124 11/16 on August 3, 1999, the transaction is valued at $66.96 per Union Carbide share, or $11.6 billion in aggregate including the assumption of $2.3 billion of net debt. The transaction is expected to be accounted for as a pooling of interests.


ACCOUNTING POLICIES

Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires capitalization of certain internal-use computer software costs. The Company previously expensed such costs as incurred; therefore, the adoption of this statement resulted in a favorable, though immaterial, impact on earnings in the first half of 1999. The effect on the full year is also expected to be immaterial.
  The Company also adopted AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs, requiring those costs to be expensed as incurred. The Company's existing policy regarding the treatment of these costs was substantially consistent with SOP 98-5; therefore, the adoption of this standard on January 1, 1999 did not have a material impact on the Company's consolidated financial statements.
  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt this standard on January 1, 2001. Determination of the impact of adoption has not been made.


YEAR 2000 READINESS DISCLOSURE

State of Readiness
The Company's Year 2000 (Y2K) project, which began in early 1997, is a global effort covering information systems, process control and embedded systems for all of the Company's businesses. The project is designed to address, through use of reasonable commercial efforts, the risk that certain internal or external systems may inaccurately interpret dates after December 31, 1999. The project is led by a senior director of Information Systems who reports to the Chief Information Officer and an executive steering team, and is managed by a global team consisting of technical, functional and business leaders. Since early 1997, the Audit Committee of the Company's Board of Directors has received quarterly reports on the team's plan and progress. Most of the Company's business systems have already been upgraded and tested and the project is substantially complete.
  The first two phases of the Y2K project have been completed. Phase I, the Business Study, established an awareness of the problem and developed the overall strategy. During Phase II, the Project Study, the Company inventoried and assessed applications, infrastructure and embedded systems for Y2K problems; selected the remediation tools; and prioritized the remediation projects. The plans resulting from these studies continue to be updated as new information becomes available.
  Phase III, Remediation, includes the efforts to upgrade, test for Y2K readiness and implement needed changes and new systems. This phase is in progress and almost all elements, as noted below, were completed at June 30, 1999. Phase IV, Business Contingency Planning, is also in progress and, as discussed below, any necessary plans will be implemented as needed.

                         --- Page 18 ---


Year 2000 Readiness Disclosure (Continued)

  The Information Systems infrastructure team is responsible for Y2K remediation of hardware, systems software and the telecommunications network. The remediation phase was approximately 98 percent complete at the end of the second quarter.
  The Information Systems applications software organization is responsible for the remediation of applications and, at June 30, 1999, the remediation phase was also approximately 98 percent complete. The Company's implementation of enterprise-wide financial and operational systems and standardized desktop computing during the last several years has facilitated this effort. Two application replacement projects are in progress; one is expected to be completed during the third quarter of 1999 and the other is expected to be completed in October 1999. Neither of these applications is considered mission-critical. Operational contingency plans have, however, been developed should either of these projects miss its planned completion date.
  The Company has common process control systems in more than 80 percent of its plants globally and, during the project study, determined that approximately 10 percent of these common systems needed to be remediated. Remediation of these systems is progressing as planned and completion is anticipated during the third quarter. The remaining 20 percent of the Company's process control systems are commercial systems. At the end of the second quarter, more than 97 percent of the commercial control systems had been remediated and tested. Remediation of some process control systems will extend into the third quarter of 1999 due to plant shutdown schedules.
  Remediation of the Company's embedded systems, such as laboratory equipment, air conditioners and elevators is complete, as planned.
  Remediation activity in a recently acquired company in South Africa, for which a Y2K program had not been initiated prior to the date of acquisition, is well underway and at June 30, 1999 was 93 percent complete. The Company expects that all planned Y2K preparations in this subsidiary will be completed by September 30, 1999. For the Latin American operations of another recent acquisition, remediation efforts are approximately 80 percent complete and are anticipated to be 100 percent complete by the end of August.
  The Company's assessment of critical suppliers is ongoing, and risk management actions and contingency plans are being developed, as necessary. Approximately 98 percent of critical suppliers have been assessed, and communications are ongoing with a number of these critical suppliers, primarily in Asia Pacific and Eastern Europe, who have indicated that they may not be Y2K compliant before the year 2000. Contingency plans, such as building inventories and switching suppliers, are being developed for a number of these critical suppliers, and will be executed in 1999, if necessary.
  The Company's assessment of customer readiness is in progress, with completion anticipated by the end of August 1999.

Costs
Project costs are expected to be approximately $70 million, over three years, and are not considered material to the Company's consolidated financial statements. Total project costs incurred to date were approximately $65 million at the end of the second quarter of 1999. The Y2K effort is being supported by a reallocation of existing resources. Capital equipment replacement costs are expected to be an additional $5 million.

Risks
Failure to adequately address critical Y2K issues by the Company, its suppliers and/or its customers could result in interruptions of normal business work operations. Such interruptions could materially and adversely affect the Company's results of operations, liquidity and financial condition; however, the Company's program to address these is on schedule to meet a completion date ahead of the year 2000. The Company is assessing external sources of risk and developing contingency plans to address both internal and external identifiable risks through commercially reasonable efforts.
  The Company's risk assessment data plus recent external studies indicate that electric power and utilities may be a significant external source of risk. Efforts are underway to validate the impact on the Company's operations and to develop specific contingency plans for those sites found to be at higher risk. Telecommunications providers in certain Asian, Latin American and Eastern European countries have also been identified as sources of risk. To manage this risk, technical alternatives are being assessed where economically justified and manual workarounds will be implemented, if necessary. As an example, we have implemented backup telecommunications facilities in one country where we have significant manufacturing operations and where there is a concern about the readiness of the telecommunications infrastructure and are considering similar telecommunications backup facilities in another country.
  While the risks discussed herein have a possible material impact, the risk management actions and contingency plans that are being developed and implemented will significantly reduce the probability and potential impact of these identified risks.

                         --- Page 19 ---


Year 2000 Readiness Disclosure (Continued)

Contingency Plans
In addition to the specific risk management actions and contingency plans outlined in the previous sections, a business contingency planning process has identified additional prudent steps that may be necessary to prepare for unexpected, but credible, scenarios. A senior supply-chain project manager is leading this business contingency planning effort during 1999.


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

                         --- Page 20 ---


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

                         --- Page 21 ---


Legal Proceedings (Continued)

  The Company is separately named as a defendant in over 14,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
  Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that, under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a stockholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
  After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeal for the 4th District affirmed the trial court's order granting summary judgment to the Company. On July 9, 1998, the California Supreme Court affirmed the decision of the Court of Appeal, and the California summary judgment order in favor of the Company is now final. The Michigan ruling was made final on March 20, 1997. This decision has been appealed by plaintiffs. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. New York's highest court subsequently denied plaintiffs' petition for review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. On August 18, 1997, at the conclusion of the first of four phases of this case, the jury found in part that the Company had been negligent in the testing and/or research of silicone, had misrepresented and concealed unspecified hazards associated with using silicone in the human body and had conspired with Dow Corning to misrepresent or conceal such hazards. The Company has appealed the jury's verdict. On December 1, 1997, the trial court decertified the class. The parties have since entered into a confidential settlement, the terms of which are dependent on the outcome of the appeal and are reflected, in part, in the Joint Plan (defined below). Any settlement amounts paid by the Company will be reimbursed by Dow Corning in accordance with the terms of the Joint Plan if the Joint Plan becomes effective. Further action in the Spitzfaden case itself will commence, if at all, only after the resolution of the pending appeal. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts which are then transferred to the United States District Court, Eastern District of Michigan. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the product liability cases described above.

                         --- Page 22 ---


Legal Proceedings (Continued)

  The Company was also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25, 1995 decision, and granted the Company's request to enter a final judgment in its favor. The United States Court of Appeals for the Eighth Circuit affirmed the summary judgment in favor of the Company on May 16, 1997. That judgment is now final.
  On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's stockholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed cross-claims and/or third party claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
  In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
  In addition to the jury findings in the first phase of the Louisiana state case noted above, three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995, a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. On December 31, 1998, the Nevada Supreme Court reversed and vacated the $10 million punitive damages award and affirmed the $4.15 million compensatory damages award. The Company filed a motion asking the Court to reconsider that portion of its opinion affirming the compensatory damages award. On February 12, 1999, that motion was denied. Subsequently, the parties negotiated a confidential settlement and the case has been dismissed with prejudice. The Company will be reimbursed by Dow Corning for all settlement amounts paid, in accordance with the terms of the Joint Plan if the Joint Plan becomes effective.
  On May 13, 1997, United States District Court Judge Denise
Page Hood ordered that all breast implant claims currently pending against the Company as to which judgment had not been entered, whether pending in state or federal courts, be transferred to the United States District Court, Eastern District of Michigan pursuant to a decision issued by the United States Court of Appeals for the Sixth Circuit on May 8, 1997. On August 1, 1997, Judge Hood issued her case management order with respect to the transferred claims, and ordered that all implant claims later filed in federal or state courts against the Company should likewise be transferred. On August 5, 1997, the Tort Committee in Dow Corning's bankruptcy case filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the May 8, 1997 decision of the Sixth Circuit. On November 10, 1997, the Supreme Court denied the Tort Committee's petition.
  Judge Hood's May 13, 1997 order transferred the Louisiana state court breast implant case, Spitzfaden v. Dow Corning, et al., to the United States District Court, Eastern District of Michigan. The plaintiffs in that case filed an emergency motion to transfer, or abstain and remand, the case back to the Louisiana state court. On May 21, 1997, Judge Hood "abstain(ed) from the claims involved in Phases I and II" of that case resulting in its return to the Louisiana state court and the resumption of the trial. The Company sought review of Judge Hood's May 21 decision by the United States Court of Appeals for the Sixth Circuit. On June 25, 1998, the Sixth Circuit rejected the Company's argument that Judge Hood's May 21, 1997 order returning Phases I and II of the Spitzfaden proceeding to Louisiana was an abuse of her discretion.

                         --- Page 23 ---


Legal Proceedings (Continued)

  On July 7, 1998, Dow Corning, the Company and Corning, on the one hand, and the Tort Claimants' Committee in Dow Corning's bankruptcy on the other, agreed on a binding Term Sheet to resolve all tort claims involving Dow Corning's silicone medical products, including the claims against Corning and the Company. The agreement set forth in the Term Sheet was memorialized in a Joint Plan of Reorganization (the "Joint Plan") filed by Dow Corning and the Tort Claimants' Committee on November 9, 1998. On February 4, 1999, the court approved the disclosure statement describing the Joint Plan. Before the Joint Plan can become effective, however, it will be subject to a vote by the claimants, a confirmation hearing and all relevant provisions of the Bankruptcy Code. Voting was completed on May 14, 1999, and the confirmation hearing concluded on July 30, 1999. The effectiveness of the Joint Plan remains subject to the issuance of an opinion by the bankruptcy judge confirming the Joint Plan. Accordingly, there can be no assurances at this time that the Joint Plan will become effective.
  It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its stockholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, will have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of The Dow Chemical Company was held on May 13, 1999. At that meeting the following directors were elected: Jacqueline K. Barton, David T. Buzzelli, Anthony J. Carbone, Barbara Hackman Franklin and Harold T. Shapiro. In addition, the terms of the following directors continued after that meeting: Arnold A. Allemang, John C. Danforth, Willie D. Davis, Joseph L. Downey, Enrique C. Falla, Allan D. Gilmour, Michael D. Parker, Frank P. Popoff, J. Pedro Reinhard, William S. Stavropoulos and Paul G. Stern.

The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.


Description of Matter
---------------------

                                                                         Broker
                              For      Against   Withheld  Abstentions  Nonvotes
                          ------------------------------------------------------
1.  Election of Directors:

           Class I
           -------
Jacqueline K. Barton      186,977,171    n/a     2,870,698     n/a         n/a
David T. Buzzelli         186,766,669    n/a     3,081,200     n/a         n/a
Anthony J. Carbone        186,737,366    n/a     3,110,503     n/a         n/a
Barbara Hackman Franklin  186,871,666    n/a     2,976,203     n/a         n/a
Harold T. Shapiro         187,064,533    n/a     2,783,336     n/a         n/a

2.  Ratification of the
selection of Deloitte &
Touche LLP as the
Company's independent
auditors for 1999         188,862,709  340,985      n/a      644,175        0

n/a - Not applicable

                         --- Page 24 ---


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    Exhibit No.     Description of Exhibit
    -----------     ----------------------
         27         Financial Data Schedule

(b)  Reports on Form 8-K.

     There were no Current Reports on Form 8-K filed by the Company during the second quarter of 1999.

     On August 4, 1999, the Company filed a Current Report on Form 8-K that included the press release describing the proposed merger of the Company and Union Carbide Corporation.






The following trademarks of The Dow Chemical Company appear in this report: Insite, Methocel, Styrofoam

The following trademarks of Dow AgroSciences LLC appear in this report: Gallant, Lontrel, Sentricon

                         --- Page 25 ---



                           SIGNATURE









 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                    THE DOW CHEMICAL COMPANY
                    ------------------------
                           Registrant





Date:  August 11, 1999
----






                                             G. Michael Lynch
                                             ----------------
                                             G. Michael Lynch
                                             Vice President &
                                                Controller


                         --- Page 26 ---