Form 10-Q
period 1999-09-30
DOW CHEMICAL CO /DE/
filed 1999-11-12
CIK 29915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



            FOR THE QUARTER ENDED September 30, 1999

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




                                                Outstanding at
       Class                                  September 30, 1999
       -----                                  ------------------
Common Stock, $2.50                           219,297,129 shares
     par value

                        --- Page 1 ---



                    THE DOW CHEMICAL COMPANY

                       TABLE OF CONTENTS


                                                             PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                   3

Consolidated Statements of Income                               3

Consolidated Balance Sheets                                     4

Consolidated Statements of Cash Flows                           6

Consolidated Statements of Comprehensive Income                 6

Operating Segments and Geographic Areas                         7

Commitments and Contingent Liabilities                          8

Item 2.  Management's Discussion and Analysis of               10
Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Information               10

Third Quarter Earnings Announcement                            10

Acquisitions and Divestitures                                  12

Changes in Financial Condition                                 13

Results of Operations                                          14

Accounting Policies                                            19

Year 2000 Readiness Disclosure                                 19

Euro Conversion                                                20

Item 3.  Quantitative and Qualitative Disclosures About        21
Market Risk

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     22

Item 6.  Exhibits and Reports on Form 8-K                      25

SIGNATURE                                                      26

Exhibit 27                                                     27

                        --- Page 2 ---


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Note A)

The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income                                 Three Months Ended     Nine Months Ended
                                                                 Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
In millions, except for share amounts            (Unaudited)          1999       1998        1999       1998
-------------------------------------------------------------------------------------------------------------
Net Sales                                                           $4,693     $4,314     $13,729    $14,000
-------------------------------------------------------------------------------------------------------------
  Cost of Sales                                                      3,587      3,258      10,258     10,451
  Research and development expenses                                    203        198         618        580
  Selling, general and administrative expenses                         381        401       1,145      1,244
  Amortization of intangibles                                           27         23          81         62
  Purchased in-process research and development charges (Note B)         -          -           -        350
  Special charges (Note C)                                               -        (24)          -        306
  Insurance and finance company operations, pretax income               21         25          82         83
  Equity in earnings of nonconsolidated affiliates                      15         28          62         78
  Sundry income - net (Note D)                                          53         53         210        907
-------------------------------------------------------------------------------------------------------------
Earnings before Interest, Income Taxes and Minority Interest           584        564       1,981      2,075
-------------------------------------------------------------------------------------------------------------
  Interest income                                                       29         34          81        100
  Interest expense and amortization of debt discount                    93        121         334        370
-------------------------------------------------------------------------------------------------------------
Income before Income Taxes and Minority Interests                      520        477       1,728      1,805
-------------------------------------------------------------------------------------------------------------
  Provision for taxes on income                                        182        158         613        632
  Minority interests' share in income                                   17          4          52          9
  Preferred stock dividends                                              1          1           4          4
-------------------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                          $320       $314      $1,059     $1,160
-------------------------------------------------------------------------------------------------------------
Share Data
  Earnings per common share - basic                                  $1.46      $1.41       $4.81      $5.17
  Earnings per common share - diluted                                $1.44      $1.40       $4.74      $5.10
  Common stock dividends declared per share                          $0.87      $0.87       $2.61      $2.61
  Weighted-average common shares outstanding - basic                 219.4      222.7       220.1      224.3
  Weighted-average common shares outstanding - diluted               224.0      226.2       224.2      228.2
-------------------------------------------------------------------------------------------------------------
Depreciation                                                          $273       $272        $830       $814
-------------------------------------------------------------------------------------------------------------
Capital Expenditures                                                  $353       $365        $950       $994
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

Note E:  During the third quarter of 1999, a third party contributed $500 million for a preferred interest in a newly formed consolidated subsidiary of the Company.

                             --- Page 3 ---

The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
                                                                                        Sept. 30,   Dec. 31,
In millions            (Unaudited)                                                           1999       1998
-------------------------------------------------------------------------------------------------------------
                                 Assets
-------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                                  $369       $123
  Marketable securities and interest-bearing deposits                                         672        267
  Accounts and notes receivable:
       Trade (less allowance for doubtful receivables - 1999, $132; 1998, $93)              2,223      2,787
       Other                                                                                1,889      1,750
  Inventories:
       Finished and work in process                                                         2,168      2,245
       Material and supplies                                                                  591        565
  Deferred income tax assets - current                                                        255        303
  -----------------------------------------------------------------------------------------------------------
  Total current assets                                                                      8,167      8,040
-------------------------------------------------------------------------------------------------------------
Investments
  Investment in nonconsolidated affiliates                                                  1,371      1,311
  Other investments                                                                         2,239      2,191
  Noncurrent receivables                                                                      400        424
  -----------------------------------------------------------------------------------------------------------
  Total investments                                                                         4,010      3,926
-------------------------------------------------------------------------------------------------------------
Property
  Property                                                                                 24,097     24,435
  Less accumulated depreciation                                                            15,730     15,988
  -----------------------------------------------------------------------------------------------------------
  Net property                                                                              8,367      8,447
-------------------------------------------------------------------------------------------------------------
Other Assets
  Goodwill (net of accumulated amortization - 1999, $292; 1998, $246)                       1,629      1,641
  Deferred income tax assets - noncurrent                                                     583        684
  Deferred charges and other assets                                                         1,116      1,092
  -----------------------------------------------------------------------------------------------------------
  Total other assets                                                                        3,328      3,417
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                              $23,872    $23,830
-------------------------------------------------------------------------------------------------------------

                             --- Page 4 ---


The Dow Chemical Company and Subsidiaries
-------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
                                                                                        Sept. 30,   Dec. 31,
In millions            (Unaudited)                                                           1999       1998
-------------------------------------------------------------------------------------------------------------
                          Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                                              $921     $1,526
  Long-term debt due within one year                                                          213        300
  Accounts payable:
       Trade                                                                                1,695      1,682
       Other                                                                                  882        981
  Income taxes payable                                                                        210        290
  Deferred income tax liabilities - current                                                    40         71
  Dividends payable                                                                           193        192
  Accrued and other current liabilities                                                     1,970      1,800
  -----------------------------------------------------------------------------------------------------------
  Total current liabilities                                                                 6,124      6,842
-------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                              4,130      4,051
-------------------------------------------------------------------------------------------------------------
Other Noncurrent Liabilities
  Deferred income tax liabilities - noncurrent                                                809        747
  Pension and other postretirement benefits - noncurrent                                    1,882      1,903
  Other noncurrent obligations                                                              2,286      2,283
  -----------------------------------------------------------------------------------------------------------
  Total other noncurrent liabilities                                                        4,977      4,933
-------------------------------------------------------------------------------------------------------------
Minority Interest in Subsidiaries                                                             413        532
-------------------------------------------------------------------------------------------------------------
Preferred Securities of Subsidiary (Note E)                                                   509          -
-------------------------------------------------------------------------------------------------------------
Temporary Equity
  Preferred stock at redemption value                                                         114        117
  Guaranteed ESOP obligation                                                                  (74)       (74)
  -----------------------------------------------------------------------------------------------------------
  Total temporary equity                                                                       40         43
-------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Common stock                                                                                818        818
  Additional paid-in capital                                                                  898        718
  Retained earnings                                                                        13,372     12,887
  Accumulated other comprehensive income                                                     (353)      (347)
  Treasury stock, at cost                                                                  (7,056)    (6,647)
  -----------------------------------------------------------------------------------------------------------
  Net stockholders' equity                                                                  7,679      7,429
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                $23,872    $23,830
-------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                             --- Page 5 ---


The Dow Chemical Company and Subsidiaries
-----------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows                                           Nine Months Ended
                                                                               Sept. 30,   Sept. 30,
In millions            (Unaudited)                                                  1999        1998
-----------------------------------------------------------------------------------------------------
Operating Activities
     Net income available for common stockholders                                 $1,059      $1,160
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                               934         877
         Purchased in-process research & development                                   -         350
         Special charge                                                                -         306
         Provision for deferred income tax                                           164          21
         Undistributed earnings of nonconsolidated affiliates                        (33)        (64)
         Minority interests' share in income                                          52           9
         Net gain on sale of consolidated companies                                  (22)       (816)
         Net gain on sales of property                                               (49)        (38)
         Other net (gain) loss                                                       (78)          9
     Changes in assets and liabilities that provided (used) cash:
         Accounts receivable                                                         455         370
         Inventories                                                                  52         105
         Accounts payable                                                            (86)       (292)
         Other assets and liabilities                                                260        (100)
     ------------------------------------------------------------------------------------------------
     Cash provided by operating activities                                         2,708       1,897
-----------------------------------------------------------------------------------------------------
Investing Activities
     Capital expenditures                                                           (950)       (994)
     Proceeds from sales of property                                                 102          82
     Purchases of consolidated companies                                            (101)       (357)
     Proceeds from sale of consolidated companies                                     35       1,300
     Purchases from outside investors in limited partnership                           -        (210)
     Proceeds from outside investors in limited partnership                            -         200
     Investments in nonconsolidated affiliates                                       (91)        (41)
     Purchases of investments                                                     (2,744)     (3,084)
     Proceeds from sales of investments                                            2,340       3,031
     ------------------------------------------------------------------------------------------------
     Cash used in investing activities                                            (1,409)        (73)
-----------------------------------------------------------------------------------------------------
Financing Activities
     Changes in short-term notes payable                                            (578)       (545)
     Payments on long-term debt                                                     (280)       (431)
     Proceeds from issuance of long-term debt                                        300         256
     Purchases of treasury stock                                                    (428)       (604)
     Proceeds from sales of common stock                                             149         112
     Purchase of subsidiary preferred stock                                         (102)          -
     Proceeds from issuance of preferred securities of subsidiary                    500           -
     Distributions to minority interests                                             (32)        (23)
     Dividends paid to stockholders                                                 (577)       (590)
     ------------------------------------------------------------------------------------------------
     Cash used in financing activities                                            (1,048)     (1,825)
-----------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                               (5)         (8)
-----------------------------------------------------------------------------------------------------
Summary
     Increase (decrease) in cash and cash equivalents                                246          (9)
     Cash and cash equivalents at beginning of year                                  123         235
     ------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                     $369        $226
-----------------------------------------------------------------------------------------------------

The Dow Chemical Company and Subsidiaries
-----------------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Income            Three Months Ended    Nine Months Ended
                                                           Sept. 30, Sept. 30,   Sept. 30, Sept. 30,
In millions            (Unaudited)                              1999      1998        1999      1998
-----------------------------------------------------------------------------------------------------
Net Income Available for Common Stockholders                    $320      $314      $1,059    $1,160
-----------------------------------------------------------------------------------------------------
Other Comprehensive Income, Net of Tax
      Unrealized gains (losses) on investments                   (41)     (153)         59      (212)
      Income, Net of Tax Cumulative translation adjustment       (12)       14         (65)        9
      Minimum pension liability                                    -         -           -         -
      -----------------------------------------------------------------------------------------------
      Total other comprehensive income                           (53)     (139)         (6)     (203)
-----------------------------------------------------------------------------------------------------
Comprehensive Income                                            $267      $175      $1,053      $957
-----------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

                             --- Page 6 ---


The Dow Chemical Company and Subsidiaries
--------------------------------------------------------------------------------------------------------------------
Operating Segments and Geographic Areas                              Three Months Ended        Nine Months Ended
                                                                     Sept. 30,  Sept. 30,      Sept. 30,  Sept. 30,
In millons            (Unaudited)                                         1999       1998           1999       1998
--------------------------------------------------------------------------------------------------------------------
Operating segment sales
     Performance Plastics                                               $1,302     $1,254         $3,862     $3,800
     Performance Chemicals                                                 674        663          1,971      1,965
     Agricultural Products                                                 399        424          1,732      1,831
     Plastics                                                            1,170        915          3,110      2,905
     Chemicals                                                             607        555          1,660      1,817
     Hydrocarbons and Energy                                               469        367          1,141      1,153
     Unallocated and Other                                                  72        136            253        529
--------------------------------------------------------------------------------------------------------------------
     Total                                                              $4,693     $4,314        $13,729    $14,000
--------------------------------------------------------------------------------------------------------------------
Operating segment EBIT
     Performance Plastics                                                 $248       $300           $815       $841
     Performance Chemicals                                                 108        136            381        334
     Agricultural Products                                                 (35)       (45)           205       (183)
     Plastics                                                              207        132            437        549
     Chemicals                                                             101         69            290        215
     Hydrocarbons and Energy                                               (17)        19             (7)       (13)
     Unallocated and Other                                                 (28)       (47)          (140)       332
--------------------------------------------------------------------------------------------------------------------
     Total                                                                $584       $564         $1,981     $2,075
--------------------------------------------------------------------------------------------------------------------
Operating segment intersegment revenues
     Performance Plastics                                                   $3         $4             $9        $12
     Performance Chemicals                                                   3          2             10          7
     Plastics                                                               (1)         -              1          2
     Chemicals                                                               5         10             19         33
     Unallocated and Other                                                 (10)       (16)           (39)       (54)
--------------------------------------------------------------------------------------------------------------------
     Total                                                                   -          -              -          -
--------------------------------------------------------------------------------------------------------------------
Geographic area sales
     United States                                                      $1,821     $1,743         $5,577     $5,710
     Europe                                                              1,572      1,427          4,663      4,830
     Rest of World                                                       1,300      1,144          3,489      3,460
--------------------------------------------------------------------------------------------------------------------
     Total                                                              $4,693     $4,314        $13,729    $14,000
--------------------------------------------------------------------------------------------------------------------
The reconciliation between "Earnings before Interest, Income Taxes and Minority Interests (EBIT)" and "Income before
Income Taxes and Minority Interests"consists of "Interest income" and "Interest expense and amortization of debt discount," and can be found in the Consolidated Statements of Income on page 3.

---------------------------------------------------------------------------------------------------------------------
Sales Volume and Price by Operating Segment and Geographic Area   Three Months Ended           Nine Months Ended
                                                                    Sept. 30, 1999               Sept. 30, 1999
Percentage change from prior year                               Volume    Price    Total    Volume    Price    Total
---------------------------------------------------------------------------------------------------------------------
Operating segments
     Performance Plastics                                          9%      (5)%      4%        7%      (5)%      2%
     Performance Chemicals                                         6%      (4)%      2%        3%      (3)%      0%
     Agricultural Products                                        (2)%     (4)%     (6)%      (2)%     (3)%     (5)%
     Plastics                                                     18%      10%      28%       14%      (7)%      7%
     Chemicals                                                     7%       2%       9%        0%      (9)%     (9)%
     Hydrocarbons and Energy                                       5%      23%      28%       (1)%      0%      (1)%
---------------------------------------------------------------------------------------------------------------------
     Total                                                         7%       2%       9%        3%      (5)%     (2)%
---------------------------------------------------------------------------------------------------------------------
Geographic areas
     United States                                                 1%       3%       4%        0%      (2)%     (2)%
     Europe                                                       10%       0%      10%        4%      (7)%     (3)%
     Rest of World                                                13%       1%      14%        7%      (6)%      1%
---------------------------------------------------------------------------------------------------------------------
     Total                                                         7%       2%       9%        3%      (5)%     (2)%
---------------------------------------------------------------------------------------------------------------------

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

                               --- Page 8 ---


Commitments and Contingent Liabilities (Continued)

  Numerous lawsuits have been brought against the Company and other chemical companies alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane
(DBCP) has caused, among other things, property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued $335 million at September 30, 1999, for environmental matters, including $7 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.
  In addition to the breast implant, DBCP and environmental remediation matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested.
  Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage which will be utilized to minimize the impact, if any, of the contingencies described above.
  Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.
  A Canadian subsidiary entered into two 20-year agreements, one which expired in 1998 and one which expires in 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $221 million, $199 million and $221 million in 1998, 1997 and 1996, respectively.
  At December 31, 1998, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contract, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

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


THIRD QUARTER EARNINGS ANNOUNCEMENT (OCTOBER 21, 1999)

DOW REPORTS HIGHER EARNINGS AND SALES FOR THIRD QUARTER
------------------------------------------------------------------------

Third Quarter of 1999 Highlights

- Earnings were $1.44 per share, an 8 percent increase from third quarter 1998 earnings per share of $1.33 excluding unusual items.

- Sales for the quarter were $4.7 billion, up 9 percent from a year ago. Both volume and price improved - by 7 percent and 2 percent respectively.

- EBIT was $584 million for the quarter versus $540 million, excluding unusual items, for third quarter 1998 - a gain of 8 percent.

------------------------------------------------------------------------
(In millions, except for per share amounts

                                         3 Months Ended   9 Months Ended
                                          September 30     September 30
------------------------------------------------------------------------
                                          1999    1998     1999    1998
                                        --------------------------------
Net Sales                               $4,693  $4,314  $13,729 $14,000

Earnings Before Interest, Income Taxes
  and Minority Interests (EBIT)           $584    $564   $1,981  $2,075

Earnings Per Common Share                $1.44   $1.40    $4.74   $5.10

Excluding unusual items:

EBIT                                      $584    $540   $1,981  $2,023

Earnings Per Common Share                $1.44   $1.33    $4.74   $4.96
------------------------------------------------------------------------

Review of Third Quarter Results

The Dow Chemical Company today announced higher sales and earnings compared with the same quarter a year ago. The company reported sales of $4.7 billion, earnings before interest, income taxes and minority interests (EBIT) of $584 million and net income of $320 million. Earnings per share of $1.44 were up 8 percent, excluding unusual items from third quarter 1998.
  The company's higher earnings were achieved despite a 30 percent spike in feedstock and energy costs from the same period a year ago, according to J. Pedro Reinhard, executive vice president and chief financial officer. "These strong results truly differentiate Dow and reflect our ability to withstand significant increases in feedstock costs through our diversified business portfolio and geographic mix, operational excellence and cost reductions." He added, "The fact that we have achieved favorable year-to-year comparisons in sales and earnings underscores that Dow will earn a positive economic profit this year."

                               --- Page 10 ---


Third Quarter Earnings Announcement (October 21, 1999) (Continued)

  Sales increased by 9 percent, while EBIT grew 8 percent excluding 1998 unusual items. Dow's volume climbed 7 percent - the highest year-over-year growth since second quarter 1997. Double-digit volume growth was achieved in Asia and Europe as well as in the Plastics segment.
  Price rose by 2 percent compared with the same quarter a year ago and by 5 percent versus last quarter. Price increases in the basics segments more than offset declines in the performance businesses.
  On a year-to-date basis excluding 1998 unusual items, EBIT for Dow's combined performance segments was up 2 percent, contributing more than 60 percent of the company's total earnings. For the quarter, EBIT declined from the same period a year ago reflecting higher feedstock costs and price deterioration, which were only partially offset by increased volume. Performance Plastics sales increased to $1.3 billion, reflecting a 9 percent growth in volume with strongest gains in Engineering Plastics and Adhesives, Sealants and Coatings. Sales in Performance Chemicals rose to $674 million, bolstered by a 6 percent increase in volume. Exhibiting normal third quarter seasonality, EBIT for the Agricultural Products segment was negative, though up from the third quarter of 1998 due to a strong focus on productivity improvements.
  In the Chemicals and Plastics segments, improved productivity, strong demand and some price recovery more than offset higher feedstock and energy costs. The Chemicals segment turned in EBIT of $101 million, an increase of 46 percent from the same period a year ago. In the Plastics segment, EBIT improved by 57 percent from third quarter 1998 to $207 million, on volume gains of 18 percent coupled with a 10 percent increase in price. This latter segment drew particular strength from its differentiated product mix focused on higher value markets and high growth customers.
  "We are very pleased with the quarter's results, which again demonstrate Dow's resilience based on our global business leadership positions and low-cost structure," said Reinhard. "We look forward to continuing this strong performance supported by improving global economic conditions. Dow is delivering on its commitments and remains focused on implementing its strategy to achieve aggressive value growth."

The Dow Chemical Company is a global science and technology based company that develops and manufactures a portfolio of chemical, plastic and agricultural products and services for customers in 168 countries around the world. With annual sales of more than $18 billion, Dow conducts its operations through 14 global businesses employing 39,000 people and supplies more than 3,500 products.

                               --- Page 11 ---


ACQUISITIONS AND DIVESTITURES

In April 1995, the Company signed an agreement with Bundesanstalt fuer vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany (Buna Sow Leuna Olefinverbund, referred to herein as
BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174 million. BvS will maintain a 20 percent ownership until the end of the restructuring period, which is expected to be June 2000. After the restructuring period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $137 million. BvS is providing certain incentives during the restructuring period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. Incentives relating to property construction reduce the basis of such property. Incentives relating to expenses during the reconstruction period are recognized as such expenses are incurred. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the restructuring period.
  In January 1998, the Company completed the sale of the DowBrands consumer products business to S.C. Johnson & Son, Inc. for $1.2 billion. This transaction resulted in a pretax gain of $816 million.
  In February 1998, the Company entered into an agreement with Pronor Petroquimica S.A. (Pronor) to purchase a portion of its business. The new company, named Isopol, was acquired for the production and commercialization of toluene diisocyanate (TDI), used to manufacture durable goods such as cushioned furniture and mattresses, and will primarily supply the markets of the Mercosur countries of Latin America. The Company's total investment was $137 million.
  In January 1996, DowElanco entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158 million, acquired a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to more than 50 percent. During the first quarter of 1998, Dow AgroSciences (formerly named DowElanco) invested an additional $121 million in Mycogen, increasing its ownership to 69 percent. In November 1998, following the expiration of a tender offer, the Company completed the acquisition of all remaining shares for $418 million. Mycogen is a diversified agribusiness and biotechnology company that develops and markets seeds and value-added traits for genetically enhanced crops and provides crop protection products and services.
  In January 1996, the Company and The Hartford Steam Boiler Inspection and Insurance Company (HSB) formed, through the transfer of net assets and existing businesses, a 60:40 joint venture named Radian International LLC (Radian) to provide environmental services. In January 1998, HSB exercised a put option requiring the Company to purchase HSB's interest for $136 million. In July 1998, as part of the Company's ongoing efforts to restructure its business portfolio, Radian was sold to Dames & Moore Group for $117 million.
  In December 1998, the Company and United Technologies Corporation sold the business and certain assets of their 50:50 joint venture, Dow-United Technologies Composite Products, Inc., to GKN Westland Aerospace, Inc., a unit of GKN plc, of the United Kingdom. The Company expects to dissolve the joint venture in 2000, with no material effect on its consolidated financial statements.
  On August 2, 1999, the Company announced it had reached an agreement with TransCanada Pipelines Limited to acquire CanStates Holdings, Inc., and its subsidiary, ANGUS Chemical Company. On October 1, 1999, the Company executed the purchase agreement to acquire ANGUS Chemical. ANGUS Chemical is a global leader in the manufacture and marketing of unique specialty chemicals - nitroparaffins and their derivatives - sold into over 40 industries. ANGUS Chemical reports annual sales of more than $150 million.
  On August 4, 1999, the Company and Union Carbide Corporation announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, Union Carbide shareholders will receive 0.537 of a share of Dow stock for each share of Union Carbide stock they own. Based upon Dow's closing price of $124 11/16 on August 3, 1999, the transaction is valued at $66.96 per Union Carbide share, or $11.6 billion in aggregate including the assumption of $2.3 billion of net debt. The merger is subject to certain conditions including approval by Union Carbide shareholders and review by antitrust regulatory authorities in the United States, Europe and Canada. The transaction is expected to be accounted for as a pooling-of-interests.
  See the sections entitled "Purchased In-process Research and Development" and "Special Charge" on page 17 regarding certain charges recorded during 1998 related to acquisitions and divestitures.

                               --- Page 12 ---


CHANGES IN FINANCIAL CONDITION

The following tables represent total debt, working capital and certain balance sheet ratios at September 30, 1999 versus
December 31, 1998:

                                  Sept. 30,   Dec. 31,    Increase
In millions                            1999       1998   (Decrease)
-------------------------------------------------------------------
Notes payable                        $  921     $1,526       $(605)
Long-term debt due within one year      213        300         (87)
Long-term debt                        4,130      4,051          79
-------------------------------------------------------------------
Total debt                           $5,264     $5,877       $(613)
-------------------------------------------------------------------

  At September 30, 1999, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $2.6 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.0 billion are available for use by foreign subsidiaries.
  On November 9, 1999, the Company issued $1.0 billion in 30-year senior unsecured debentures for general corporate purposes, drawing that amount from a $2.5 billion shelf registration statement filed with the U.S. Securities and Exchange Commission on October 8, 1999.

                                  Sept. 30,   Dec. 31,    Increase
In millions                            1999       1998   (Decrease)
-------------------------------------------------------------------
Cash and cash equivalents            $  369     $  123       $ 246
Marketable securities and               672        267         405
  interest-bearing deposits
Accounts and notes receivable - net   4,112      4,537        (425)
Inventories:
  Finished and work in process        2,168      2,245         (77)
  Materials and supplies                591        565          26
Deferred income tax assets - current    255        303         (48)
-------------------------------------------------------------------
    Total current assets              8,167      8,040         127
-------------------------------------------------------------------
    Total current liabilities         6,124      6,842        (718)
-------------------------------------------------------------------
    Working capital                  $2,043     $1,198       $ 845
-------------------------------------------------------------------

  Operating activities provided cash of $2.7 billion for the nine months ended September 30, 1999. Included in this amount was the sale of U.S. trade receivables totaling $450 million late in the third quarter. The issuance of preferred securities by a newly formed subsidiary of the Company provided an additional $500 million this quarter. Cash was used to reduce total debt $613 million, to purchase Hoechst South Africa's shares in the Safripol and Plastomark polyolefins joint venture with Sentrachem for $47 million, to repurchase shares of the Company's common stock for $428 million, and for capital expenditures and other normal activities. Activities for the quarter resulted in a temporary increase in cash, cash equivalents, marketable securities and interest-bearing deposits of $651 million. On October 1, 1999, cash was used to acquire ANGUS Chemical. (See the Consolidated Statements of Cash Flows and Acquisitions and Divestitures for more detail.)

                                              Sept.30,    Dec. 31,
Balance Sheet Ratios                              1999        1998
-------------------------------------------------------------------
Current assets over current liabilities          1.3:1       1.2:1
Days-sales-outstanding-in-receivables               46          49
Days-sales-in-inventory                             71          72
Debt as a percentage of total capitalization     37.9%       42.3%
-------------------------------------------------------------------

  Prior to the announcement of the merger agreement with Union Carbide this quarter, the Company purchased 0.9 million shares of common stock as part of its overall stock repurchase program, bringing the year to date total to 3.7 million shares. Due to the pending merger, on August 3, 1999, the Board of Directors of the Company terminated its 1997 authorization to repurchase Dow stock. The Company's average shares outstanding for the first nine months of 1999 were 220 million, a decrease of 2 percent from the average shares outstanding for the first nine months of 1998.
  On October 29, 1999, the Company paid a quarterly dividend of 87 cents per share to shareholders of record on September 30, 1999. This was the 351st consecutive quarterly dividend since 1912 and in each instance Dow has maintained or increased the dividend.

                               --- Page 13 ---


RESULTS OF OPERATIONS

Following are selected data for the three months and nine months ended September 30, 1999 and 1998:


                                   Three Months Ended     Nine Months Ended
                                  --------------------  --------------------
Dollars in millions, except       Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
for share amount                       1999       1998       1999       1998
----------------------------------------------------------------------------
Sales                                $4,693     $4,314    $13,729    $14,000


Cost of sales                         3,587      3,258     10,258     10,451
% of sales                              76%        76%        75%        75%

Research and development, selling
 general and adminstrative expense      584        599      1,763      1,824

Earnings before interest, income
 taxes and minority interests (EBIT)    584        564      1,981      2,075
% of sales                              12%        13%        14%        15%

Earnings before interest, income
 taxes and minority interests
 excluding unusual items                584        540      1,981      2,023
% of sales                              12%        13%        14%        14%

Effective tax rate                    35.0%      33.1%      35.5%      35.0%

Net income available for
 common stockholders                   $320       $314     $1,059     $1,160

Earnings per common share - basic     $1.46      $1.41      $4.81      $5.17
Earnings per common share - diluted   $1.44      $1.40      $4.74      $5.10

Operating rate percentage               91%        83%        88%        86%


Net sales for the third quarter of 1999 were $4.7 billion, up 9 percent from $4.3 billion in the third quarter of last year, with increases in both volume and price. Volume growth contributed 7 percent, representing the highest year-over-year volume increase since the second quarter of 1997. Price increases contributed another 2 percent compared with last year, with increases in the basic segments more than offsetting declines in the performance businesses. Considering the effect of acquisitions and divestitures, volume improved 8 percent from last year. Volume was up in all operating segments except Agricultural Products, and was particularly strong in Plastics, up 18 percent due primarily to double-digit growth in polyethylene. Agricultural Products volume was down 2 percent due to adverse worldwide industry conditions. Overall, volume was up in all geographic areas, although only slightly in the United States due to the 1998 divestitures of the magnesium business and Radian International. Volume was strong in Europe, up 10 percent, and in Rest of World, up 13 percent, driven by a 35 percent volume increase in Asia Pacific over last year's depressed levels. Net sales of $13.7 billion for the first three quarters of 1999 were down 2 percent from $14.0 billion last year, as a 3 percent gain in volume was more than offset by a 5 percent decline in prices.
  Expenses, which include research and development (R&D), selling, general and administrative expenses, were $584 million, down $15 million from the third quarter of 1998. R&D was up 3 percent versus last year, supporting our growth initiatives in biotechnology. Selling, general and administrative were down 5 percent, due to the Company's on-going efforts to reduce structural costs, more than offsetting the increase in R&D.
  Net income for the third quarter was $320 million, $1.44 per share (diluted), up from last year's net income of $314 million, $1.40 per share (diluted). Net income was up despite a 30 percent increase in hydrocarbon and energy costs versus last year, due to improved product mix, increased prices and continued productivity gains. Year to date, net income was $1,059 million, $4.74 per share (diluted), compared with $1,160 million, $5.10 per share (diluted), last year. Net income last year included a net positive impact of $0.14 per share for unusual items, including the gain on the sale of the DowBrands business, offset by several unusual charges recorded in the first quarter, and an adjustment to the first quarter special charge recorded in the third quarter. The unusual charges included charges for purchased in-process research and development, severance costs, asset write-downs and environmental remediation costs.

                               -- Page 14 ---


Results of Operations (Continued)

PERFORMANCE PLASTICS
Performance Plastics sales of $1,302 million were up 4 percent compared with sales for the third quarter of 1998, due to volume growth of 9 percent partially offset by price declines of 5 percent. Third quarter EBIT for the segment declined 17 percent to $248 million from $300 million a year ago, as volume increases and productivity improvements were more than offset by declining prices and higher feedstock costs.
  Polyurethanes sales for the third quarter were down slightly versus the same period last year, due to a 4 percent decline in prices against a 3 percent increase in volume. Volume was particularly strong for toluene diisocyanate (TDI) due to the start up of a new plant in Freeport, Texas, but weak for polyols due to competitive pressure. Prices were down in all geographic areas except Asia Pacific, which showed some improvement over last year. EBIT was flat versus the third quarter of last year as volume increases and cost reductions helped offset lower prices and higher raw material costs.
  Sales of Epoxies and Intermediates were down 3 percent from a year ago, with price declines of 8 percent partially offset by a 5 percent gain in volume. Significant volume growth in Asia Pacific, along with modest volume growth in Europe, more than offset volume declines in the other geographic areas. EBIT for the business was down compared with last year, negatively impacted by product mix, price declines, increased raw material costs, and shutdown costs.
  Engineering Plastics sales for the quarter were up 27 percent from the same quarter last year, with volume up 36 percent and prices down 9 percent. Volume, up significantly in all geographic areas, was boosted by new sales of nylon from a marketing agreement with Solutia. Demand was also very strong for polycarbonate. Price pressure continued in all geographic areas, except Latin America. EBIT for the quarter was down versus the third quarter of 1998 due to lower prices and higher raw material costs.
  Fabricated Products sales for the third quarter of 1999 were down slightly from last year, due to a 3 percent decline in prices, only partially offset by increased volume. Excluding the effect of the 1998 divestiture of the plastic-lined pipe business, volume was up 3 percent. Volume for Styrofoam brand insulation was up in North America due to the strength of the construction industry. Price declines were experienced in all geographic areas, except Asia Pacific, but seem to have slowed during the quarter. EBIT for the quarter was down from last year due to lower prices and the inclusion of the gain on the sale of the plastic-lined pipe business last year.
  Adhesives, Sealants and Coatings sales for the third quarter were up 15 percent versus the third quarter of 1998, due to a 19 percent increase in sales volume partially offset by a 4 percent decline in prices. Volume in the business' Systems Houses was up significantly with strong growth in Europe, Latin America and Asia Pacific. Volume was also significantly up for glass bonding and automotive acoustical systems in North America. Third quarter EBIT for this business was up slightly compared with last year, as volume growth and continued cost control more than offset declining prices and increased raw material costs.
  For the first nine months of the year, Performance Plastics sales were $3,862 million, up 2 percent from $3,800 million last year. Volume growth of 7 percent during this period was partially offset by a 5 percent decline in prices. Year to date, EBIT of $815 million was down 4 percent from $847 million last year, excluding unusual charges of $6 million recorded in the first quarter of 1998.

PERFORMANCE CHEMICALS
Third quarter sales for Performance Chemicals were $674 million, up 2 percent from $663 for the same quarter last year, as a 6 percent improvement in volume more than offset a 4 percent decline in prices. EBIT for the segment was $108 million this quarter, down from $136 million due to lower prices and a significant rise in feedstock costs.
  Specialty Chemicals sales for the quarter were up, with a 6 percent increase in volume more than offsetting a 3 percent decline in prices versus the same quarter last year. Volume was particularly strong in Asia Pacific, up over 25 percent, and in Europe. In North America, demand for Methocel cellulose ethers continued to be strong. Demand for alkanolamines, oxygenated solvents and the Company's contract manufacturing operations was also up. Price declines were experienced in all geographic areas and most product lines. EBIT for the third quarter was down versus last year due to lower pricing and higher raw material costs.
  Emulsion Polymers sales were down versus the third quarter of 1998 as price declines of 7 percent more than offset a 5 percent increase in volume. Driven by lower selling prices and higher raw material costs, EBIT for the quarter was down versus last year.
  Sales for the nine months of 1999 for this segment were $1,971 million, flat with last year as a 3 percent increase in volume was offset by a 3 percent decline in prices. Year to date, EBIT for this segment was $381 million, up 10 percent versus $346 million last year, excluding unusual charges of $12 million recorded in the first quarter of 1998.

                               --- Page 15 ---


Results of Operations (Continued)

AGRICULTURAL PRODUCTS
Sales of Agricultural Products for third quarter 1999 were $399 million, down 6 percent compared with $424 million for the same quarter last year. Prices declined 4 percent and volume was down 2 percent, due to adverse worldwide industry conditions. The most significant price declines were seen in Latin America for weed control products and in North America for chlorpyrifos. Volume declines were most notable for seeds and insecticides in North America. Volume improvements were reported for Sentricon Termite Colony Elimination System. EBIT for the third quarter was a loss of $35 million, up from a loss of $45 million last year.
  Sales for the segment were $1,732 million for the first nine months of this year, down 5 percent from $1,831 million in 1998, due to a volume decline of 2 percent and price declines of 3 percent. EBIT of $205 million for the same period was up 13 percent from $181 million last year excluding unusual items recorded in the first half of 1998. Unusual items totaling $364 million, recorded in the first half of 1998, included charges for purchased in-process research and development related to the additional investments in Dow AgroSciences and Mycogen, severance costs, and environmental remediation costs. (See sections entitled "Purchased In-process Research and Development" and "Special Charges" in the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations.)

PLASTICS
Plastics sales for the third quarter of 1999 were $1,170 million, up 28 percent from $915 million a year ago, with improvements in both volume and price. Volume was up 18 percent; prices were up 10 percent. Despite higher feedstock and energy costs, EBIT of $207 million for the quarter was up 57 percent from $132 million last year, due to strong demand and price recovery.
  Polyethylene sales were up 31 percent in the third quarter versus the same period last year. Volume increased 17 percent; prices increased 14 percent. The increase in prices was the first year-over-year increase since the second quarter of 1997. Demand continued to be strong, with volume growth in all geographic areas. Third quarter sales were also boosted by the addition of sales from Safripol, following the purchase of Hoechst South Africa's shares of the joint venture, bringing Dow's ownership to 100 percent. Prior to the second quarter of this year, results for Safripol were reported in Unallocated and Other. Third quarter EBIT for polyethylene was up more than 50 percent from the same quarter of 1998, due to greater volumes and higher margins.
  Polystyrene sales increased 6 percent in the third quarter versus the same quarter of 1998. Compared with last year, volume growth of 9 percent was partially offset by price declines of 3 percent. Demand was up in all geographic areas, except North America, and was particularly strong in Asia Pacific, up over 30 percent. Prices, while down in Europe and Latin America, showed some improvement in North America. EBIT for the business was down compared with third quarter 1998, negatively impacted by lower selling prices and higher feedstock costs.
  Polypropylene sales continued a strong growth trend, with volume up significantly in Europe and North America. Prices also improved versus the third quarter last year. EBIT for the quarter improved versus last year.
  Insite EBIT for the third quarter improved compared with the same period last year, primarily due to an improvement in equity earnings from DuPont Dow Elastomers L.L.C. on higher sales and lower structural costs.
  Plastics sales for the first three quarters of 1999 were $3,110 million, compared with $2,905 for the same period last year, a 7 percent improvement. During the first nine months of the year, volume growth of 14 percent was partially offset by a 7 percent decline in prices. Year to date, EBIT was $437 million, down from $549 million for the first nine months of 1998.

CHEMICALS
Third quarter sales for the Chemicals segment were $607 million, up from $555 million for the same quarter last year. Volume, up 7 percent, was strong in Asia Pacific and Latin America, but lower in North America and Europe. Net of sales volume lost by exiting magnesium-related businesses late last year, volume was up 13 percent. Ethylene glycol (EG) volume was up more than 90 percent on high seasonal demand, with prices also up versus the same period last year. Vinyl chloride monomer (VCM) sales were up significantly with strong volume and increased prices. Caustic volume for the quarter was up, but prices were down almost 50 percent compared with last year. Overall, prices for the segment were up 2 percent. EBIT for the quarter was $101 million, up from $69 million for the same period last year due to improved plant operations, portfolio changes and higher VCM and EG prices that more than offset lower caustic prices and higher feedstock and energy costs.

                               --- Page 16 ---


Results of Operations (Continued)

  For the nine months of 1999, sales for the Chemicals segment were $1,660 million, down from $1,817 million last year due almost entirely to a 9 percent decline in prices. EBIT for the period was $290 million compared with $270 for 1998, excluding $55 million of unusual items (primarily environmental remediation charges) recorded in the first quarter of 1998. (See section entitled "Special Charges" in the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations.) Cost reductions, better plant operations and changes in the segment's portfolio have helped to offset declining prices and maintain EBIT.

HYDROCARBONS AND ENERGY
Sales for Hydrocarbons and Energy for the third quarter of 1999 were $469 million, up from $367 last year mainly due to a 23 percent increase in price. Sales volume was up 5 percent. EBIT for the quarter was a loss of $17 million, down from EBIT of $19 million last year.
  Sales for the first three quarters of 1999 were $1,141 million, down slightly from sales of $1,153 million last year due to a 1 percent volume decline. EBIT for the first nine months was a loss of $7 million, compared with a loss of $2 million last year, excluding $11 million of charges for unusual items (environmental remediation costs) recorded in the first quarter of 1998. (See section entitled "Special Charges" in the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations.)

UNALLOCATED AND OTHER
EBIT for Unallocated and Other was a loss of $28 million for the third quarter of 1999, compared with a loss of $47 million last year. Year to date, EBIT was a loss of $140 million compared with a loss of $168 million, excluding a net gain of $500 million recorded in the first three quarters of 1998. Unusual items recorded last year included a gain on the sale of the DowBrands business, partially offset by severance costs, asset write-downs and environmental remediation costs. (See section entitled "Special Charges" in the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations.)


COMPANY SUMMARY

Operating Rate
--------------
The Company's global plant operating rate for its chemicals and plastics businesses was 91 percent for the third quarter of 1999, up significantly from 83 percent for the same period last year.

Purchased In-process Research and Development
---------------------------------------------
Purchased in-process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, a charge of $338 million was recorded during the first quarter of 1998 as part of the allocations of the purchase price related to the acquisitions of Sentrachem, additional common stock of Mycogen, and the remaining 40 percent of DowElanco (since renamed Dow AgroSciences). An additional $12 million was recorded during the second quarter of 1998 related to Mycogen's acquisition of Dinamilho Carol Produtos Agricolas, a Brazilian seed company. During the third and fourth quarters of 1998, the U.S. Securities and Exchange Commission (SEC) issued clarifying guidance on how these amounts should be determined. In light of this clarification, the Company reviewed all IPR&D charges, and in the fourth quarter recorded a $55 million reduction of the IPR&D charges recorded in the first half of 1998 to comply with the SEC guidance.

Special Charges
---------------
In the first quarter of 1998, a special charge of $330 million was recorded, including $218 million for the write-down of several assets and $112 million for severance. The asset write-downs included Radian International LLC, Dow-United Technologies Composite Products, Inc., both of which were subsequently sold (see Acquisitions and Divestitures), and an agricultural plant in Brazil. In the third quarter, based on changes in the estimated fair values, a $24 million adjustment to the reduced values of the assets to be disposed was recorded.

                               --- Page 17 ---


Results of Operations (Continued)

  Severance plans were adopted by the Company in the first quarter of 1998 for North America, Europe and Sentrachem, resulting in the special charge of $112 million. The plans for North America and Europe were complete at the end of 1998. The plan for Sentrachem is expected to be completed in 2000. During 1998, severance costs of $138 million were incurred relative to these plans, exceeding the initial severance accrual by $39 million. Total headcount reduction related to the severance plans was 1,881 through December 31, 1998. At year-end, the balance of the accrual for the Sentrachem plan was $13 million, representing an anticipated additional headcount reduction of 180. During the first nine months of 1999, $9 million related to the Sentrachem plan was paid to 129 individuals, leaving an accrued balance of $4 million for an anticipated additional headcount reduction of 80.

Equity in Earnings of Nonconsolidated Affiliates
------------------------------------------------
Equity in earnings of nonconsolidated affiliates was $15 million in the third quarter of 1999, down from $28 million in the third quarter of last year.

Sundry Income - Net
-------------------
Sundry income includes a variety of income and expense items including royalty income, the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for the third quarter was $53 million, flat versus the third quarter of 1998. Year to date, sundry income was $210 million compared with $907 million last year. The first quarter of 1998 included a pretax gain of $816 million on the sale of DowBrands.

Interest Income and Expense
---------------------------
Interest expense (net of capitalized interest) and interest income totaled $64 million for the third quarter, down from $87 million last year. Interest expense was down this quarter due principally to lower average levels of short-term borrowings resulting from the use of proceeds from a new low-cost financing vehicle to reduce commercial paper. (See Changes in Financial Condition and the section entitled "Minority Interests' Share in Income" below.)

Provision for Taxes on Income
-----------------------------
The effective tax rate for the third quarter was 35.0 percent versus 33.1 percent for the third quarter of 1998. Year to date, the effective tax rate was 35.5 percent.

Minority Interests' Share in Income
-----------------------------------
During the quarter, the Company formed a low-cost financing vehicle that involved the issuance of preferred securities by a newly formed subsidiary of the Company. The preferred dividends from this vehicle are reported as minority interest, which was up $13 million (after tax) from the third quarter of 1998.

Outlook
-------
The improvement of the global economy is expected to favorably affect most of the chemical industry. Strong derivative demand with little new capacity should keep global ethylene balances tight through year-end and well into the first half of 2000. The chlor-alkali chain should benefit from improved economic conditions, keeping markets tight, with upward price bias on chlorine/VCM. Oil and gas prices likely peaked late in the third quarter, though the prices for these products are usually volatile prior to winter. We expect average feedstock costs to be up slightly in the fourth quarter versus third quarter, with a downward trend likely in first quarter 2000.
  The outlook for most of the performance businesses calls for generally stable pricing and strong demand continuing from the third quarter, with raw material costs trending upward. In Agricultural Products, structural cost reductions should allow the segment to improve earnings from last year's fourth quarter, but EBIT will likely remain negative in this seasonally low quarter.
  For polyethylene, strong volume growth should continue, along with increasing global prices. Polystyrene pricing should improve following price increase announcements made late in the third quarter in a tight styrene and polystyrene environment. VCM pricing should continue to rise on the strength of PVC and ethylene pricing. Fourth quarter caustic pricing, while expected to be up in the U.S., should be tempered by weaker supply/demand balances in Europe and Asia.
  Overall, we believe we are on track to achieve our strategic and financial goals, including earning positive economic profit at the trough of the chemical cycle.

                               --- Page 18 ---


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


YEAR 2000 READINESS DISCLOSURE

State of Readiness
------------------
The Company's Year 2000 (Y2K) project, which began in early 1997, is a global effort covering information systems, process control and embedded systems for all of the Company's businesses. The project is designed to address, through use of reasonable commercial efforts, the risk that certain internal or external systems may inaccurately interpret dates after December 31, 1999. The project is led by a senior director of Information Systems who reports to the Chief Information Officer and an executive steering team, and is managed by a global team consisting of technical, functional and business leaders. Since early 1997, the Audit Committee of the Company's Board of Directors has received quarterly reports on the team's plan and progress. Most of the Company's systems have already been upgraded and tested and the project is substantially complete.
  The first two phases of the Y2K project have been completed. Phase I, the Business Study, established an awareness of the problem and developed the overall strategy. During Phase II, the Project Study, the Company inventoried and assessed applications, infrastructure and embedded systems for Y2K problems; selected the remediation tools; and prioritized the remediation projects.
  Phase III, Remediation, includes the efforts to upgrade, test for Y2K readiness and implement needed changes and new systems. This phase is in progress and almost all elements, as noted below, are complete. Phase IV, Business Contingency Planning, is complete and, as discussed below, any necessary plans are being implemented as needed.
  The Information Systems Y2K remediation of hardware, systems software, telecommunications network infrastructure and business applications is more than 99 percent complete. The remaining Information Systems remediation tasks are anticipated to be completed in November1999, and are not considered mission critical. The Company's implementation of enterprise-wide financial and operational systems and standardized desktop computing during the last several years has facilitated this effort.
  At the end of the third quarter, more than 99 percent of the manufacturing process control systems were Y2K ready. None of the remaining systems are considered mission or business critical. Remediation and testing of the remaining systems are anticipated to be complete in November 1999. Timing for the remaining work is consistent with plant shutdown schedules.
  Remediation of the Company's embedded systems, such as laboratory equipment, air conditioners and elevators is complete, as planned.
  The Company's assessment of critical suppliers is complete, and risk management actions and contingency plans are being implemented, as necessary. Contingency plans, such as building inventories and switching suppliers, have been developed for a number of these critical suppliers, and are being executed in 1999, as necessary.
  The Company's assessment of critical customer readiness is complete.

                               --- Page 19 ---


Year 2000 Readiness Disclosure (Continued)

Costs
-----
Project costs are expected to be approximately $78 million, over three years, and are not considered material to the Company's consolidated financial statements. This estimate is up from previous estimates due mostly to contingency planning efforts and implementation costs. Total project costs incurred to date were approximately $73 million at the end of the third quarter of 1999. The remaining costs will be spent primarily for implementation of specific business and site contingency plans. The Y2K effort is being supported by a reallocation of existing resources. In addition to the project costs previously identified, approximately $6 million has been spent on capital equipment replacement costs.

Risks
-----
Failure to adequately address critical Y2K issues by the Company, its suppliers and/or its customers could result in interruptions of normal business work operations. Such interruptions could materially and adversely affect the Company's results of operations, liquidity and financial condition; however, the Company's program to address these is on schedule to meet a completion date ahead of the year 2000. The Company has assessed external sources of risk and developed contingency plans to address both internal and external identifiable risks through commercially reasonable efforts.
  The Company's risk assessment data plus external studies continue to indicate that electric power and utilities in some countries may be an external source of risk. Manufacturing sites have assessed the local impact and developed contingency plans to manage this risk. Telecommunications providers in certain Asian, Latin American and Eastern European countries continue to be identified as sources of risk. To manage this risk, technical alternatives have been assessed and implemented where economically justified. Manual workarounds are also being implemented, as necessary. As an example, we have implemented full telephone and data backup facilities in one Latin American country where we have significant manufacturing operations and where there is a concern about the readiness of the telecommunications infrastructure. We have also deployed backup satellite telephone systems in some locations, which can be used for emergency communications. While the risks discussed herein have a possible material impact, the risk management actions and contingency plans that have been developed and are being implemented will significantly reduce the probability and potential impact of the identified risks.

Contingency Plans
-----------------
In addition to the specific risk management actions and contingency plans outlined in the previous sections, a business contingency planning process has identified additional prudent steps that may be necessary to prepare for unexpected, but credible, scenarios. For instance, a number of plants will be shut down, or brought to an idle state for a short period of time, during the year-end rollover due to normal seasonal operations, inventory management reasons or Y2K-related decisions, which were made on a business-by-business basis. It is anticipated that less than 10 percent of the manufacturing capacity may be temporarily shut down or idled. Also, a corporate command center is being established to monitor and report internal and external operational status across the Company during the critical date period.


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

                               --- Page 20 ---


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Dow's business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, that enable it to mitigate the adverse effects of financial market risk. A secondary objective is to add value by creating additional exposure within established limits and policies. The potential impact of creating such additional exposures is not material to the Company's results.
  The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts and over-the-counter option contracts. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies - mainly the Euro, Deutsche mark, Swiss franc and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the dollar value of future cash flows. The majority of the foreign exchange exposure is related to the Japanese yen, Deutsche mark, Dutch guilder and other European currencies.
  The main objectives of interest rate risk management are to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. Dow uses interest rate swaps, "swaptions" and exchange traded instruments to accomplish these objectives. The Company's primary exposure is to the U.S. dollar yield curve.
  Inherent in Dow's business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Cracker feedstocks and natural gas constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks when feasible. The risk of these hedging instruments is not material.
  Dow has a portfolio of equity securities derived from its acquisition and divestiture activity. This exposure is managed in a manner consistent with the Company's market risk policies and procedures.
  Dow uses value at risk (VAR), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two standard deviation move in the respective price levels. These amounts are immaterial in comparison to the equity and earnings of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. As an example, the average daily VAR, using a 95 percent confidence level at December 31, 1998 and 1997, for foreign exchange, interest rate and equity exposures, net of hedges, was: foreign exchange - $4 million and $12 million; interest rate - $23 million and $23 million; and equity - $6 million and $3 million, respectively. Management believes there have been no material changes in market risk or in risk management policies subsequent to December 31, 1998.

                               ---Page 21 ---


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

                                 --- Page 22 ---


Legal Proceedings (Continued)

  The Company is separately named as a defendant in over 14,000 breast implant product liability cases. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.
  Judge Pointer has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his December 1993 ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.
  In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning's breast implant business. However, Judge Pointer stated that, under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a stockholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs' other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.
  After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeal for the 4th District affirmed the trial court's order granting summary judgment to the Company. On July 9, 1998, the California Supreme Court affirmed the decision of the Court of Appeal, and the California summary judgment order in favor of the Company is now final. The Michigan ruling was made final on March 20, 1997. On September 14, 1999, the Michigan Court of Appeals affirmed summary judgment in Maples v. The Dow Chemical Company, a case determinative of all cases pending in Michigan state court. The time for filing a petition for leave to appeal to the Michigan Supreme Court has passed with no petition having been filed. Pursuant to a stipulated order, all cases that were pending on the state court docket will now be dismissed with prejudice. Since federal courts in diversity cases are bound to apply state court interpretations of state law questions, the Maples affirmance should also result in dismissal of all claims against the Company pending in federal court and governed by Michigan law. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. New York's highest court subsequently denied plaintiffs' petition for review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. On August 18, 1997, at the conclusion of the first of four phases of this case, the jury found in part that the Company had been negligent in the testing and/or research of silicone, had misrepresented and concealed unspecified hazards associated with using silicone in the human body and had conspired with Dow Corning to misrepresent or conceal such hazards. The Company has appealed the jury's verdict. On December 1, 1997, the trial court decertified the class. The parties have since entered into a confidential settlement, the terms of which are dependent on the outcome of the appeal and are reflected, in part, in the Joint Plan (defined below). Any settlement amounts paid by the Company will be reimbursed by Dow Corning in accordance with the terms of the Joint Plan if the Joint Plan becomes effective. Further action in the Spitzfaden case itself will commence, if at all, only after the resolution of the pending appeal. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts which are then transferred to the United States District Court,

                               --- Page 23 ---


Legal Proceedings (Continued)

Eastern District of Michigan. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the product liability cases described above.
  The Company was also a defendant in ten federal silicone jaw implant cases involving implants manufactured by Dow Corning. Federal District Court Judge Paul A. Magnuson has been appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone jaw implants filed in the U.S. federal courts. On March 31, 1995, Judge Magnuson granted the Company's motion for summary judgment, concluding, based on virtually the same arguments that were presented to Judge Pointer, that no reasonable jury could find in favor of plaintiffs on any of their claims against the Company. On June 13, 1995, Judge Magnuson denied plaintiffs' motion to reconsider his ruling based on Judge Pointer's April 25, 1995 decision, and granted the Company's request to enter a final judgment in its favor. The United States Court of Appeals for the Eighth Circuit affirmed the summary judgment in favor of the Company on May 16, 1997. That judgment is now final.
  On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company's motion for summary judgment. Judge Schneider granted the Company's motion as to (i) all claims based on the Company's stockholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs' licensor-licensee claim. Judge Schneider denied the Company's motion with regard to plaintiffs' claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed cross-claims and/or third party claims against Corning. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.
  In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company's motion for summary judgment "in all respects except as to theories of conspiracy and strict liability as a component supplier." As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.
  In addition to the jury findings in the first phase of the Louisiana state case noted above, three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995, a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. On December 31, 1998, the Nevada Supreme Court reversed and vacated the $10 million punitive damages award and affirmed the $4.15 million compensatory damages award. The Company filed a motion asking the Court to reconsider that portion of its opinion affirming the compensatory damages award. On February 12, 1999, that motion was denied. Subsequently, the parties negotiated a confidential settlement and the case has been dismissed with prejudice. The Company will be reimbursed by Dow Corning for all settlement amounts paid, in accordance with the terms of the Joint Plan if the Joint Plan becomes effective.
  On May 13, 1997, United States District Court Judge Denise
Page Hood ordered that all breast implant claims currently pending against the Company as to which judgment had not been entered, whether pending in state or federal courts, be transferred to the United States District Court, Eastern District of Michigan pursuant to a decision issued by the United States Court of Appeals for the Sixth Circuit on May 8, 1997. On August 1, 1997, Judge Hood issued her case management order with respect to the transferred claims, and ordered that all implant claims later filed in federal or state courts against the Company should likewise be transferred. On August 5, 1997, the Tort Committee in Dow Corning's bankruptcy case filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the May 8, 1997 decision of the Sixth Circuit. On November 10, 1997, the Supreme Court denied the Tort Committee's petition.
  Judge Hood's May 13, 1997 order transferred the Louisiana state court breast implant case, Spitzfaden v. Dow Corning, et al., to the United States District Court, Eastern District of Michigan. The plaintiffs in that case filed an emergency motion to transfer, or abstain and remand, the case back to the Louisiana state court. On May 21, 1997, Judge Hood "abstain(ed) from the claims involved in Phases I and II" of that case resulting in its return to the Louisiana state court and the resumption of the trial. The Company sought review of Judge Hood's May 21 decision by the United States Court of Appeals for the Sixth Circuit. On June 25, 1998, the Sixth Circuit rejected the Company's argument that Judge Hood's May 21, 1997 order returning Phases I and II of the Spitzfaden proceeding to Louisiana was an abuse of her discretion.

                               --- Page 24 ---


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

     On October 22, 1999, the Company filed a Current Report on
     Form 8-K that included the press release announcing the third quarter results for the Company.

















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





Date:  November 11, 1999
----






                                             G. Michael Lynch
                                             ----------------
                                             G. Michael Lynch
                                             Vice President &
                                                Controller



                               --- Page 26 ---