Form 10-K
period 1999-12-31
DOW CHEMICAL CO /DE/
filed 2000-03-22
CIK 29915

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 1999

Commission file number 1-3433

THE DOW CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1285128 (I.R.S. Employer Identification No.)
2030 DOW CENTER, MIDLAND, MICHIGAN (Address of principal executive offices)	48674 (Zip Code)

Registrant's telephone number, including area code: 517-636-1000

Securities registered pursuant to Section12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per share	Common Stock registered on the New York, Chicago and Pacific Stock Exchanges
Debentures, 6.85%, final maturity 2013	Debentures registered on the New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The aggregate market value of voting stock held by nonaffiliates as of February 10, 2000 (based upon the closing price of $105.9375 per common share as quoted on the New York Stock Exchange), is approximately $23.57 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors, Officers and the Dow Employees' Pension Plan Trust would be deemed to be stock held by affiliates. Nonaffiliated common stock outstanding at February 10, 2000 numbered 222,491,943 shares. Total common stock outstanding at February 10, 2000 numbered 225,020,631.

Documents Incorporated by Reference

    Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2000.

THE DOW CHEMICAL COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
TABLE OF CONTENTS

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

BUSINESS AND PRODUCTS

Corporate Profile

    The Dow Chemical Company is a global science and technology based company that develops and manufactures a portfolio of chemicals, plastics and agricultural products and services for customers in 162 countries around the world. With annual sales of $19 billion, Dow conducts its operations through 14 global businesses employing 39,200 people. The Company has 123 manufacturing sites in 32 countries and supplies more than 2,400 products grouped within the operating segments listed on the following pages. The Corporate Profile is an integral part of Note R to the Financial Statements.

  PERFORMANCE PLASTICS

  Adhesives, Sealants and Coatings business enables customers to reduce overall systems costs, enhance product performance and optimize manufacturing processing through custom solutions based on Dow's line of adhesives, sealants and coatings.

  •
  Products: Customized adhesives and sealants, Polyurethane systems, Specialty coatings, and Surface treatments

  •
  Applications: Acoustical systems, flexible and rigid foam, structural reinforcing composites

  Engineering Plastics business offers one of the broadest ranges of engineering polymers and compounds of any global plastics supplier. Dow's Engineering Plastics business complements its product portfolio with technical and commercial capabilities to develop solutions that deliver improved economics and performance to its customers.

  •
  Products: Calibre polycarbonate resins, Isoplast engineering thermoplastic polyurethane resins, Magnum ABS resins, Pellethane thermoplastic polyurethane elastomers, Prevail engineering thermoplastic resins, Pulse engineering resins, Questra crystalline polymers, Tyril SAN resins, Vydyne nylon

  •
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

  •
  Products: Acetone, Acrylic monomers, Allyl chloride, Bisphenol A, Blox thermoplastic resins, D.E.H. epoxy catalyst resins, D.E.N. epoxy novolac resins, D.E.R. epoxy resins (liquids, solids and solutions), Derakane epoxy vinyl ester resins, Epichlorohydrin, Optim glycerine, Phenol

  •
  Applications: Civil engineering, construction, electrical laminates, food and beverage containers, heavy-duty marine, industrial protection, pharmaceuticals, water treatment

  Fabricated Products business manufactures and markets an extensive line of plastic film and foam products. Fabricated Products sets the competitive standard by creating high-performance solutions in industries ranging from packaging and construction to telecommunications, automotive and medical.

  •
  Products: Covelle HF weldable polyolefin film, Dow backing layer film, Ethafoam polyethylene foam, Immotus acoustic panels, Instill vacuum insulation core, Integral adhesive film, Procite window envelope film, Quash sound management foam, Saranex barrier medical film, Styrofoam insulation, Synergy soft touch foam, Tanklite protective insulation, Trenchcoat protective film, Trycite polystyrene film, Trymer polyisocyanurate foam and Zetabon coated metal cable armor

  •
  Applications: Building insulation, decorative materials, medical products, pipe insulation, protective packaging, refrigerated transportation, telecommunication cables, thermal and acoustic insulation, window envelopes

  Polyurethanes business is a leading global producer of poly-urethane raw materials. Differentiated by its ability to globally supply a high-quality, consistent and complete product range, the Polyurethanes business emphasizes new business developments while facilitating customer success with a global market and technology network.

  •
  Products: Curithane liquid catalysts, The Enhancer carpet backing, Isobind isocyanate binders, Isonate pure and modified MDI products, Lifespan polyurethane carpet backing, Optimax composite board technology, Papi polymeric MDI (PMDI), Specflex polyurethane components, Spectrim reaction moldable products, Syntegra polyurethane dispersions, Toluene diisocyanate, Voranate specialty isocyanates, Voranol polyether polyols and copolymers

  •
  Applications: Appliance insulation, automotive seating and instrument panels, bedding mattresses, biocomposite binders and services, carpeting, flooring, furniture padding, office furniture, roofing

  PERFORMANCE CHEMICALS

  Specialty Chemicals business provides products used as functional ingredients or as processing aids in the manufacture of a diverse range of products. It also includes contract manufacturing services for other specialty chemical, pharmaceutical and agricultural chemical producers.

  •
  Products: Acrylic acid, Alkanolamines, Aminoalcohols, Biological buffers, Dispersants, Dowanol glycol ethers, Dowex ion exchange resins, Dowfax surfactants, Dowicil antimicrobials, Dowtherm synthetic organic fluids, Drytech superabsorbent polymers, Ethocel ethylcellulose resins, Ethyleneamines, FilmTec membranes, Gas/Spec specialty amines, Glycine, Hamposyl surfactants, Hydrocarbon resins, Methocel cellulose ethers, Nitroparaffins, Oxazolines/Oxazolidines, Polybutadiene rubber, Polyethylene glycols, Polypropylene glycols, Quaternaries, Redispersible powders, Specialty monomers, Styrene butadiene rubber, Surface sizing polymers, Syltherm heat transfer fluids, Synalox fluids, Versene chelating agents

  •
  Applications: Adhesives and sealants, agricultural chemicals, building materials, food processing, fuels and lubricants, household and personal care products, oil and gas exploration and refining,

    paints and coatings, pharmaceuticals, plastic and rubber products, pulp and paper manufacturing, textiles, water treatment

  Emulsion Polymers business includes a variety of synthetic latexes. Dow is the world's largest supplier of synthetic latex, and the most globally diverse of the styrene butadiene latex suppliers. Global reach, technology leadership and customer knowledge support the development of new technologies and the rapid commercialization of differentiated products.

  •
  Products: Acrylic latex, Polystyrene latex, Styrene-acrylate latex, Styrene-butadiene latex, and Vinylidene-butadiene latex

  •
  Applications: Coated paper and paperboard, residential and commercial carpeting and miscellaneous specialty applications, including adhesives and floor felt

  AGRICULTURAL PRODUCTS

  Dow AgroSciences LLC is a global leader in the agriculture industry which develops, manufactures and markets products for crop production, weed, insect and plant disease management, and industrial and commercial pest management. Through strategic acquisitions, alliances and research agreements, as well as investment in internal capabilities, Dow AgroSciences is aggressively building a leading biotechnology business in crop seeds, traits and value-added grains.

  •
  Products: Clincher herbicide; Dursban insecticides; FirstRate herbicide; Fortress fungicide; Lorsban insecticides; NatureGard seeds; Sentricon termite colony elimination system; Spider herbicide; Spinosad insect control products, including Success Naturalyte insect control and Tracer Naturalyte insect control; Starane herbicide

  •
  Applications: Disease control, insect control, seeds, traits, urban pest management, value-added grains, weed control

  PLASTICS

  Polyethylene business supplies polyethylene-based solutions through sustainable product differentiation. Dow is the world's leading producer of polyethylene resins, one of the most versatile plastic materials. Also included in the business are polyethylene terephthalate (PET), purified terephthalic acid (PTA), and several specialty resins.

  •
  Products: Affinity polyolefin plastomers, Aspun fiber grade resins, Attane ultra low density polyethylene copolymers, Dowlex linear low density polyethylene resins, Elite enhanced polyethylene resins, High density polyethylene resins (HDPE), Lighter C PET, Low density polyethylene resins (LDPE), Primacor adhesive copolymers, PTA, Saran PVDC resins and films

  •
  Applications: Agricultural films, consumer bags and packaging, fibers, food packaging and coating, furniture and furnishings, health and hygiene films and nonwovens, heavy-duty sacks, oil tanks and road equipment, pipe, recreational products, sheets and membranes, shrink films, stretch films, toys and playground equipment, tubes and drums, wire and cable

  Polystyrene business is the global leader in the production of polystyrene resins, uniquely positioned with geographic breadth and broad industry experience to meet a diverse range of customer needs. By implementing breakthrough proprietary technology, Dow continues to improve efficiencies and product performance.

  •
  Products: Styrenic alloys, Styron A-Tech advanced technology resins, Styron general purpose polystyrene resins, Styron high-impact polystyrene resins, Styron ignition-resistant polystyrene resins

  •
  Applications: Appliances, building and construction, consumer electronics, consumer goods, films, housewares, information technology, packaging, toys

  Polypropylene is leveraging Dow's innovative manufacturing technology, research and product development expertise to become a major global polypropylene supplier.

  •
  Products: Inspire homopolymer and impact copolymer polypropylene resins

  •
  Applications: Appliance housings, automotive parts and trim, disposable diaper liners, flexible and rigid packaging, housewares, luggage, outdoor furniture, toys, films

  Insite Technology is a proprietary catalyst and process technology that enables Dow and its customers to improve the performance of a variety of plastics. Insite Technology is leveraged to develop new products and strategic business opportunities through licensing. A new Dow innovation, Index interpolymers, was developed from Insite Technology. DuPont Dow Elastomers L.L.C., a 50:50 joint venture, leverages Insite Technology into elastomeric products.

  CHEMICALS

  Chemicals business is a leading global producer of each of its basic chemical products. These products are sold to many industries worldwide and also serve as key raw materials in the production of many of Dow's performance and plastics products.

  •
  Products: Carbon tetrachloride, Caustic soda, Chlorine, Chloroform, Dowper dry cleaning solvent, Ethylene dichloride (EDC), Ethylene glycol (EG), Ethylene oxide (EO), Liquidow liquid calcium chloride, Maxistab stabilizers for chlorinated solvents, Methyl chloride, Methylene chloride, Peladow calcium chloride pellets, Perchloroethylene, Propylene oxide (PO), Safe-Tainer closed loop delivery system, Trichloroethylene, Vinyl chloride monomer (VCM)

  •
  Applications: Automotive antifreeze; chemical processing; coolant systems; dry cleaning; household cleaners; paints, coatings and adhesives; personal care products; petroleum refining; pipe; pulp and paper manufacturing; water treatment

  HYDROCARBONS AND ENERGY

  Hydrocarbons and Energy business encompasses the procurement of fuels and crude oil-based raw materials, as well as the supply of products and power for use in Dow's global operations. The world leader in the production of olefins and styrene, the Hydrocarbons and Energy business supplies monomers and energy.

  •
  Products: Benzene, Butadiene, Butylene, Cumene, Ethylene, Power, Propylene, Steam, Styrene, and other Utilities

  •
  Applications: Polymer and chemical productions

  New Businesses includes technology licensing, industrial biotechnology, Cargill Dow Polymers LLC, venture capital and new developments with a focus on identifying and pursuing emerging commercial and technology opportunities. The results for New Businesses, as well as advanced materials for electronics, are included in Unallocated and Other.

Industry Segments and Geographic Area Results

See Note R to the Financial Statements for disclosure of information by operating segment and geographic area.

Number of Products

    Dow manufactures and supplies more than 2,400 products and services, and no single one accounted for more than 5 percent of the Company's consolidated sales in 1999.

Competition

    The Company experiences substantial competition in each of its industry segments. During 1999, the Company was the second largest chemical company in the United States and in the top five worldwide, in terms of sales. The chemical industry has been historically competitive and this condition is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad. The Company competes worldwide on the basis of quality, price and customer service.

Raw Materials

    The Company operates in an integrated manufacturing environment. Basic raw materials are processed through many stages to produce a number of products that are sold as finished goods at various points in those processes.

    The two major raw material streams that feed the integrated production of the Company's finished goods are chlorine-based and hydrocarbon-based raw materials.

    Salt, limestone and natural brine are the base raw materials used in the production of chlor-alkali products and derivatives. The Company owns salt deposits in Louisiana, Michigan and Texas; Alberta, Canada; Brazil; and Germany. The Company also owns natural brine deposits in Michigan and limestone deposits in Texas.

    Hydrocarbon raw materials include liquefied petroleum gases (LPG), crude oil, naphtha, natural gas and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, benzene, ethylene and styrene to supplement internal production. Expenditures for hydrocarbons and energy accounted for 27% of the Company's operating costs and expenses for the year ended December 31, 1999. The Company purchases these raw materials on both short-term and long-term contracts.

    Other significant raw materials include ammonia, acrylonitrile, aniline, bisphenol, cellulose, organic acids, and toluene diamine. The Company purchases these raw materials on both short-term and long-term contracts.

    The Company has, and expects to continue to have, adequate supplies of raw materials during 2000 and subsequent years.

Method of Distribution

    All products and services are marketed primarily through the Company's sales force, although in some instances more emphasis is placed on sales through distributors. No significant portion of the business of any operating segment is dependent upon a single customer.

Research and Development

    The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $845 million in 1999 compared with $807 million in 1998 and $785 million in 1997. The Company employs approximately 5,500 people in various research and development activities.

Patents, Licenses and Trademarks

    The Company continually applies for and obtains United States and foreign patents. At December 31, 1999, the Company owned 2,843 active United States patents and 8,475 active foreign patents as follows:

	U. S.	Foreign
Performance Plastics	944	2,378
Performance Chemicals	356	1,072
Agricultural Products	425	1,421
Chemicals	122	266
Plastics	484	1,571
Hydrocarbons and Energy	23	103
Other	489	1,664
Total	2,843	8,475

    Dow's primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $58 million in 1999, $44 million in 1998 and $54 million in 1997, and incurred royalties to others of $14 million in 1999, $3 million in 1998 and $5 million in 1997. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the "Dow in Diamond" trademark. Although the Company considers that, in the aggregate, its patents, licenses and trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

    Principal companies in which Dow owns a 50 percent interest include DuPont Dow Elastomers L.L.C., which manufactures and markets thermoset and thermoplastic elastomer products; Gurit-Essex, A.G., a Swiss company, which supplies European automobile manufacturers with proprietary specialty products; and Dow Corning Corporation, a manufacturer of silicone and silicone products, which voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code (see Note P to the Financial Statements). Dow has a 45 percent interest in Total Raffinaderij Nederland N.V., which provides feedstocks for Dow's major petrochemical site at Terneuzen, the Netherlands, and also services the Benelux and nearby countries. Dow has a 28 percent interest in Compañía Mega S.A., an Argentine company which is constructing a natural gas separation and fractionation plant. The plant will provide feedstocks to the Company's petrochemical plant, Petroquímica Bahía Blanca, located in Bahia Blanca, Argentina. Dow also owns an 80 percent interest in Buna Sow Leuna Olefinverbund (BSL), a former East German integrated chemical complex. Bundesanstalt für vereinigungsbedingte Sonderaufgaben (BvS) will maintain a 20 percent ownership until the end of the reconstruction period, which is expected to be June 2000. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the reconstruction period. This acquisition offers Dow both new products (e.g. polypropylene, acrylic acid and synthetic rubber) and expanded geographic reach for core chlorine-based and hydrocarbon-based chemicals and plastics.

Financial Information About Foreign and Domestic Operations and Export Sales

    In 1999, the Company derived 60 percent of its sales and had 46 percent of its property investment outside the United States. While the Company's international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note R to the Financial Statements, and discussions of the Company's risk management program for foreign exchange and interest rate risk management appear in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Financial Statements.

Protection of the Environment

    Matters pertaining to the environment are discussed in Legal Proceedings, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and P to the Financial Statements.

Employees

    The personnel count at December 31, 1999 was 39,239 versus 39,029 at the end of 1998, and 42,861 at the end of 1997.

Other Activities

    Dow engages in the property and casualty insurance and reinsurance business primarily through its Liana Limited subsidiaries.

ITEM 2.  PROPERTIES

    The Company operates 123 manufacturing sites in 32 countries. The Company considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The Company's chemicals and plastics production facilities and plants operated at approximately 89 percent of capacity during 1999. The following are the major production sites:

United States:	Midland, Michigan; Freeport, Texas; Pittsburg, California; Plaquemine, Louisiana.
Canada:	Sarnia, Ontario; Fort Saskatchewan, Alberta.
Germany:	Stade; Rheinmuenster.
France:	Drusenheim.
The Netherlands:	Terneuzen.
Spain:	Tarragona.
Argentina:	Bahia Blanca.
Brazil:	Aratu.

    Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	35	manufacturing locations in 19 states.
Canada:	5	manufacturing locations in 3 provinces.
Europe:	44	manufacturing locations in 15 countries.
Latin America:	23	manufacturing locations in 6 countries.
Pacific:	16	manufacturing locations in 9 countries.

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

    Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is reserving its 50 percent share of equity earnings while Dow Corning remains in Chapter 11.

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

    On July 7, 1998, Dow Corning, the Company and Corning Incorporated (Corning), on the one hand, and the Tort Claimants' Committee in Dow Corning's bankruptcy on the other, agreed on a binding Term Sheet to resolve all tort claims involving Dow Corning's silicone medical products, including the claims against Corning and the Company (collectively, the Shareholders). The agreement set forth in the Term Sheet was memorialized in a Joint Plan of Reorganization (the Joint Plan) filed by Dow Corning and the Tort Claimants' Committee (collectively, the Proponents) on November 9, 1998. On February 4, 1999, the Bankruptcy Court approved the disclosure statement describing the Joint Plan. Before the Joint Plan could become effective, however, it was subject to a vote by the claimants, a confirmation hearing and all relevant provisions of the Bankruptcy Code. Voting was completed on May 14, 1999 and the confirmation hearing concluded on July 30, 1999.

    On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999 that, in the view of the Proponents and the Shareholders, improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning's silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, have filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. The effectiveness of the Joint Plan remains subject to the resolution of these motions and appeals, which are scheduled to be heard by U. S. District Court Judge Denise Page Hood commencing on April 12, 2000. Accordingly, there can be no assurance at this time that the Joint Plan will become effective.

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

Environmental Matters

    On March 25, 1998, Dow AgroSciences LLC, a wholly owned subsidiary of the Company, made a written inquiry to the United States Environmental Protection Agency (EPA) with regard to alleged violations of the Federal Insecticide, Fungicide and Rodenticide Act for which the EPA has verbally indicated that it is seeking a civil penalty in the amount of $792,000.

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

    On April 29, 1999, the EPA filed an administrative complaint against the Company. The complaint alleges that reports made by the Company to emergency response authorities regarding the release of certain hazardous chemicals at the Company's Michigan Operations, occurring between November 1997 and October 1998, were not made as promptly as required. Proposed civil fines total $661,237. The complaint was subsequently amended to reference an additional release and additional civil fines of

$27,500 were proposed. On December 21, 1999, the matter was settled and the Company paid a civil fine of $82,834 and agreed to perform certain environmental projects valued at $48,446.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is information related to the Company's executive officers as of March 13, 2000.

    ARNOLD A. ALLEMANG, 57. DOW VICE PRESIDENT, OPERATIONS. DIRECTOR SINCE 1996. Employee of Dow since 1965. Director of Technology Centers, Dow U.S.A. 1989-92. Manufacturing General Manager, Dow Benelux N.V.* 1992-93. Regional Vice President, Manufacturing and Administration, Dow Benelux N.V.* 1993. Vice President, Manufacturing Operations, Dow Europe S.A.* 1993-95. Dow Vice President and Director of Manufacturing and Engineering 1996-97. Dow Vice President, Operations 1997 to date. Director of Liana Limited* and Dorinco Reinsurance Company.* Representative on the Members Committees of DuPont Dow Elastomers L.L.C.* President of Dow Environmental Inc.* Member of the American Chemical Society; the Advisory Board, Center for Chemical Process Safety, American Institute of Chemical Engineers; and College of Engineering Advisory Council, Kansas State University.

    ANTHONY J. CARBONE, 59. VICE CHAIRMAN OF THE BOARD OF DIRECTORS AND DOW EXECUTIVE VICE PRESIDENT. DIRECTOR SINCE 1995. Employee of Dow since 1962. Dow Latin America Marketing Director for Plastics 1974-76. Dow Business Manager for Styrofoam 1976-80, Director of Marketing for Functional Products and Systems 1980-83. Dow U.S.A. General Manager of the Coatings and Resins Department 1983-86, General Manager of Separation Systems 1986-87, Vice President Dow Plastics 1987-91. Dow North America Group Vice President for Plastics 1991-93. Group Vice President, Global Plastics 1993-95. Group Vice President—Global Plastics, Hydrocarbons and Energy 1995-96. Executive Vice President, 1996 to date. Vice Chairman of the Board of Directors, February 2000 to date. Board member of the Society of Plastics Industries and the American Plastics Council. Member of the American Chemical Society and Advisory Council for the Heritage Foundation.

    RICHARD M. GROSS, 52. DOW VICE PRESIDENT AND DIRECTOR OF RESEARCH AND DEVELOPMENT. Employee of Dow since 1974. Research and Development Director, North American Chemicals and Metals/Hydrocarbons 1992-95. Director of Core Technologies Research and Development 1995-98. Director of Continental Operations 1995-97. Vice President of Dow North America and Director of Michigan Operations 1997-98. Vice President and Director of Research and Development 1998 to date. Recipient of 1996 Genesis Award for Excellence in People Development. Member of the American Chemical Society, the American Institute of Chemical Engineers, the Industrial Research Institute, and National Chemical Sciences Roundtable. Member of the Governing Board and 2nd Vice Chair, the Council for Chemical Research. Member and past Chair, External Advisory Board, Chemical Engineering Department, Georgia Institute of Technology. Member of the Chemical Engineering Advisory Board at Worcester Polytechnic Institute. Member of the Advisory Board of the National Science Resources Center.

    G. MICHAEL LYNCH, 56. DOW VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1997. Controller for Plastics and Trim Division, Ford Motor Company 1991-93. Assistant Corporate Controller, International Automotive Group and Financial Services, Ford Motor Company 1993-94. Controller, Automotive Components Division, Ford Motor Company 1994-97. Vice President and Controller, The Dow Chemical Company, 1997 to date. Director of Dow Credit Corporation;* Dow Holdings, Inc.;* Dow Financial Holdings, Inc.;* and Diamond Capital Management, Inc.*

Member of the Executive Committee of the Conference Board's Controllers Council and the Committee on Corporate Reporting of the Financial Executives Institute.

    GEOFFERY E. MERSZEI, 48. DOW VICE PRESIDENT AND TREASURER. Employee of Dow since 1978. Director of Finance, Dow Chemical (Hong Kong) Limited* 1989-92. Director of Finance, Dow Europe S.A.* 1992-96. Vice President and Treasurer, The Dow Chemical Company 1996 to date. Member of the Conference Board's Council of Financial Executives. Chairman of the Committee on Corporate Finance for the Financial Executive Institute. Member of the Citibank Advisory Board.

    MICHAEL D. PARKER, 53. DOW EXECUTIVE VICE PRESIDENT AND PRESIDENT OF DOW NORTH AMERICA. DIRECTOR SINCE 1995. Employee of Dow since 1968. Dow Europe S.A.* Product Marketing Manager for Epoxy Resins 1977-79. Director of Marketing for Inorganic Chemicals 1979-82. Director of Marketing for Organic Chemicals 1982-83. Commercial Director for the Functional Products Department 1983-84. Dow U.S.A. General Manager of the Specialty Chemicals Department 1984-87. Dow Chemical Pacific Limited* Commercial Vice President 1987-88, President 1988-93. Dow Group Vice President 1993-96. Group Vice President—Chemicals and Hydrocarbons 1993-95. Business Vice President for Chemicals 1995 to date. President Dow North America 1995 to date. Executive Vice President 1996 to date. Director, Destec Energy, Inc. 1995-97. Director of the National Association of Manufacturers, the National Legal Center for the Public Interest and the Chlorine Chemistry Council.

    FRANK P. POPOFF, 64. CHAIRMAN OF THE DOW BOARD OF DIRECTORS. DIRECTOR SINCE 1982. Employee of Dow since 1959. Dow Europe S.A.* Executive Vice President 1980-81, President 1981-85. Dow Executive Vice President 1985-87, President 1987-93, President and Chief Operating Officer 1987, Chief Executive Officer 1987-95, Chairman of the Board 1992 to date. Director of American Express Company; U S WEST, Inc.; United Technologies Corporation; Chemical Financial Corporation; Chemical Bank and Trust Company; the Indiana University Foundation; and the Michigan Molecular Institute. Past Chairman of the Chemical Manufacturers Association. Member of The Business Council, the Business Council for Sustainable Development, the Council for Competitiveness, and the American Chemical Society.

    J. PEDRO REINHARD, 54. DOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. DIRECTOR SINCE 1995. Employee of Dow since 1970. Dow Brazil Area Finance Director 1978-81. Dow Europe S.A.* Finance Director 1981-85. Dow Assistant Treasurer 1984-85. Dow Europe S.A.* Vice President 1985-88. Managing Director, Dow Italy 1985-88. Dow Treasurer 1988-96, Vice President 1990-95, Financial Vice President 1995-96, Chief Financial Officer 1995 to date, Executive Vice President 1996 to date. Chairman of the Board of Liana Limited.* Representative on the Members Committee, Dow AgroSciences LLC.* Member of the Financial Executives Institute and The Conference Board's Council of Financial Executives.

    JOHN SCRIVEN, 57. DOW VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY. Employee of Dow since 1975. General Counsel, Dow Europe S.A.* 1983-93. Vice President, Dow Europe S.A.* 1986-93. Associate General Counsel 1993-94. Vice President and General Counsel, 1994 to date. Secretary 1996 to date. Chairman, Global Ethics & Compliance Committee 1998 to date. Director of Dorinco Insurance (Ireland) Limited,* Dorinco Reinsurance Company* and Liana Limited.* Solicitor, Supreme Court of the United Kingdom. Member, State Bar of Michigan. Visiting Professor at McGeorge School of Law, University of the Pacific, Sacramento, California. Guest Lecturer to the Swiss Banking Institute, Zurich, Switzerland. Member, North America Board of Advisors of the Swiss American Chamber of Commerce. Member, Board of Directors of the American Arbitration Association.

    WILLIAM S. STAVROPOULOS, 60. DOW PRESIDENT AND CHIEF EXECUTIVE OFFICER. DIRECTOR SINCE 1990. Employee of Dow since 1967. President of Dow Latin America

1984-85. Dow U.S.A. Commercial Vice President for Basics and Hydrocarbons 1985-87. Group Vice President for Plastics and Hydrocarbons 1987-90. President of Dow U.S.A. 1990-93. Dow Vice President 1990-91, Senior Vice President 1991-93, Chief Operating Officer 1993-95, President 1993 to date, Chief Executive Officer 1995 to date. Director of Dow Corning Corporation,* NCR Corporation, BellSouth Corporation, Chemical Financial Corporation, and Chemical Bank and Trust Company. Representative on the Members Committee, Dow AgroSciences LLC.* Member of the American Chemical Society, The Business Council, The Business Roundtable, and the Society of Chemical Industry. Serves on the Joint Automotive Suppliers Governmental Action Council and the University of Notre Dame Advisory Council for the College of Science. Board member of the American Plastics Council, Chemical Manufacturers Association, University of Washington Foundation, American Enterprise Institute for Public Policy Research, Midland Community Center, and U.S. Council for International Business.

    LAWRENCE J. WASHINGTON, JR., 54. DOW VICE PRESIDENT, ENVIRONMENT, HEALTH & SAFETY, HUMAN RESOURCES AND PUBLIC AFFAIRS. Employee of Dow since 1969. General Manager, Western Division 1987-90. Vice President, Dow North America, and General Manager of the Michigan Division 1990-94. Vice President, Human Resources 1994 to date. Vice President, Environment, Health & Safety and Public Affairs 1997 to date. Director of Chemical Bank and Trust Company and Liana Limited.* Member of the National Advisory Board for Michigan Technological University and the Advisory Council, College of Engineering and Science, University of Detroit Mercy.

*  A number of Company entities are referenced to in the biographies and are defined as follows. (Some of these entities have had various names over the years. The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of the Annual Meeting record date.) Dow Corning Corporation and DuPont Dow Elastomers L.L.C.—companies ultimately 50 percent-owned by Dow. Diamond Capital Management, Inc., Dorinco Insurance (Ireland) Limited, Dorinco Reinsurance Company, Dow AgroSciences LLC, Dow Benelux N.V., Dow Chemical (Hong Kong) Limited, Dow Chemical Pacific Limited, Dow Credit Corporation, Dow Environmental Inc., Dow Europe S.A., Dow Financial Holding, Inc., Dow Holdings, Inc., and Liana Limited—all ultimately wholly owned subsidiaries of Dow. Ownership by Dow described above may be either direct or indirect.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

    The principal market for the Company's common stock is the New York Stock Exchange. On February 10, 2000, the Company declared a cash dividend of 87 cents per share, payable April 28, 2000, to stockholders of record on March 31, 2000. This will be the 353rd consecutive quarterly dividend since 1912. There were 87,176 common stockholders of record as of March 13, 2000. The Company estimates that there were an additional 126,000 stockholders whose shares were held in nominee names at December 31, 1999.

    Quarterly market and dividend information can be found in Part II, Item 8 (Financial Statements & Supplementary Data) on page 72.

ITEM 6.  SELECTED FINANCIAL DATA

The Dow Chemical Company and Subsidiaries

Five-year Summary of Selected Financial Data

	1999	1998	1997	1996	1995
	(Unaudited)
	In millions, except as noted
Summary of Operations (1)
Net sales	$18,929	$18,441	$20,018	$20,053	$20,200
Cost of sales	14,302	13,799	14,679	14,108	13,337
Research and development expenses	845	807	785	761	808
Selling, general and administrative expenses	1,530	1,666	1,880	2,136	2,187
Amortization of intangibles	146	88	61	39	38
Purchased in-process research and development charges	6	349	—	—	—
Special charges	94	458	—	—	—
Insurance and finance company operations, pretax income	127	112	113	78	61
Other income (expense)	343	980	511	405	(222)

Earnings before interest, income taxes and minority interests	2,476	2,366	3,237	3,492	3,669
Interest expense—net	310	354	289	204	140

Income before income taxes and minority interests	2,166	2,012	2,948	3,288	3,529
Provision for income taxes	766	685	1,041	1,187	1,442
Minority interests' share in income	69	17	99	194	196
Preferred stock dividends	5	6	6	7	7

Income from continuing operations	1,326	1,304	1,802	1,900	1,884
Discontinued operations net of income taxes	—	—	—	—	187

Net income available for common stockholders	$1,326	$1,304	$1,802	$1,900	$2,071

Per share of common stock (dollars):
Income from continuing operations—basic	$6.02	$5.83	$7.81	$7.71	$7.03
Net income available for common stockholders—basic	6.02	5.83	7.81	7.71	7.72
Income from continuing operations—diluted	5.93	5.76	7.70	7.60	6.93
Net income available for common stockholders—diluted	5.93	5.76	7.70	7.60	7.61
Cash dividends declared	3.48	3.48	3.36	3.00	2.90
Cash dividends paid	3.48	3.48	3.24	3.00	2.80
Weighted-average common shares outstanding	220.1	223.5	230.6	246.3	268.2
Convertible preferred shares outstanding	1.3	1.4	1.4	1.5	1.5
Year-end Financial Position
Total assets	$25,499	$23,830	$24,040	$24,673	$23,582
Working capital	2,552	1,198	1,629	4,276	5,451
Property—gross	24,276	24,435	23,345	23,737	23,218
Property—net	8,490	8,447	8,052	8,484	8,113
Long-term debt and redeemable preferred stock	5,072	4,094	4,245	4,230	4,733
Total debt	6,057	5,877	6,258	5,468	5,403
Net stockholders' equity	8,323	7,429	7,626	7,954	7,361
Financial Ratios
Research and development expenses as percent of net sales (1)	4.5%	4.4%	3.9%	3.8%	4.0%
Income before income taxes and minority interests as percent of net sales (1)	11.4%	10.9%	14.7%	16.4%	17.5%
Return on stockholders' equity	15.8%	17.5%	23.5%	23.8%	26.9%
Book value per share of common stock (dollars)	$37.50	$33.91	$34.04	$33.13	$30.69
Debt as a percent of total capitalization	39.5%	42.3%	42.8%	35.2%	36.3%
General
Capital expenditures	$1,412	$1,546	$1,198	$1,344	$1,417
Depreciation (1)	1,122	1,188	1,208	1,259	1,369
Salaries and wages paid	2,714	2,816	2,882	2,944	2,734
Cost of employee benefits	514	637	666	700	696
Number of employees at year-end (thousands)	39.2	39.0	44.1	40.3	39.5
Number of stockholders of record at year-end (thousands) (2)	87.7	93.0	97.2	104.6	111.1

(1)
Restated for the sale of the pharmaceutical businesses in 1995.

(2)
Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 126,000 stockholders whose shares were held in nominee names at December 31, 1999.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of The Dow Chemical Company and its subsidiaries (the Company). This section covers the current performance and outlook of the Company and each of its operating segments. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Company's operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors, as well as issues related to Year 2000 and Euro conversion. Accordingly, there is no assurance that the Company's expectations will be realized.

RESULTS OF OPERATIONS

    Dow's sales for 1999 were $18.9 billion, up 3 percent from $18.4 billion in 1998 and down 5 percent from $20.0 billion in 1997. Volume improved 5 percent from 1998, more than offsetting a 2 percent decline in selling prices (see Sales Price and Volume table below). The Company experienced volume growth throughout the year with demand particularly strong in the Performance Plastics and Plastics segments and, from a geographic standpoint, in Europe and Asia Pacific. Compared with last year, prices were lower in most businesses and geographic areas, as the chemical industry experienced trough-level pricing.

    Sales in the United States accounted for 40 percent of total sales in 1999 and 1998, down from 44 percent in 1997. Sales and other information by operating segment and geographic area are provided in Note R to the Financial Statements.

    Dow continued to restructure its portfolio in 1999 with the announcement of several acquisitions and alliances that are expected to contribute to the Company's future earnings growth. Foremost among these is Dow's plan to merge with Union Carbide Corporation. Completion of the merger is expected in the second quarter of 2000, subject to regulatory approvals. Other changes included the acquisitions of ANGUS Chemical Company and Shell Chemical Limited's general purpose rubber business, the addition of nylon capability from Solutia Inc., and the implementation of Dow AgroSciences' glyphosate strategy. Details of material acquisitions are included in Note C to the Financial Statements.

    Looking ahead, global economic conditions are expected to improve gradually throughout 2000 with inflation remaining under control. Improvement of the global economy should favorably affect most of the chemical industry. Dow expects 2000 to be an exciting year, with the challenge of integrating Union Carbide into the Company, while focusing on our growth initiatives and fully implementing the Six Sigma quality initiative. Momentum into 2000 is strong, with prices up for some key products and productivity improvements continuing.

Sales Price and Volume

	1999			1998			1997
Percent change from prior year
	Price	Volume	Total	Price	Volume	Total	Price	Volume	Total
Operating Segments:
Performance Plastics	(6)%	9%	3%	(5)%	3%	(2)%	(8)%	7%	(1)%
Performance Chemicals	(3)	5	2	(4)	11	7	(7)	11	4
Agricultural Products	(3)	—	(3)	(3)	13	10	(7)	17	10
Plastics	1	16	17	(16)	7	(9)	(1)	7	6
Chemicals	(3)	1	(2)	(17)	(1)	(18)	(2)	(2)	(4)
Hydrocarbons and Energy	11	—	11	(20)	(12)	(32)	2	(13)	(11)
All Segments	(2)%	5%	3%	(10)%	2%	(8)%	(4)%	4%	—
Geographic Areas:
United States	(1)%	2%	1%	(7)%	(8)%	(15)%	(1)%	1%	—
Europe	(4)	6	2	(12)	16	4	(8)	5	(3)%
Rest of World	(3)	9	6	(13)	4	(9)	(4)	8	4
All Areas	(2)%	5%	3%	(10)%	2%	(8)%	(4)%	4%	—

Sales price includes the impact of currency.

PERFORMANCE PLASTICS

    Performance Plastics reported sales of $5.2 billion in 1999, an increase of 3 percent versus $5.1 billion in 1998. Sales were $5.2 billion in 1997. Volume increased 9 percent over 1998, while prices declined 6 percent. 1998 sales reflected a 3 percent volume gain with a 5 percent price decline versus 1997.

    Earnings before Interest, Income Taxes and Minority Interests (EBIT) were $1.1 billion in 1999 and 1998 and $1.0 billion in 1997. During 1999, EBIT was maintained as volume growth and productivity improvements helped offset the effect of continued price declines. Lower raw material costs and productivity improvements more than offset price declines in 1998, resulting in increased profitability compared with 1997.

    Strong growth continued in Adhesives, Sealants and Coatings in 1999, with sales up 15 percent versus 1998. Essex Specialty Products and the Systems House formulation business contributed equally to the growth with geographic expansion and new product introductions resulting in higher EBIT for the business.

    Engineering Plastics sales were up 23 percent compared with last year with volume up 29 percent and prices down 6 percent. The significant volume increase was driven by strong customer demand for polycarbonate and new sales of nylon 6,6 from a marketing alliance with Solutia Inc. Dow added a second polycarbonate train at Stade, Germany in January 1999 and sold out the new capacity in less than 12 months. Margin on new sales volume, along with effective expense management, helped improve profitability despite lower prices.

    Epoxy Products and Intermediates posted a 6 percent increase in volume compared with the prior year, largely offsetting an 8 percent price decline. Volume was up as Asia Pacific sales recovered from depressed levels in 1998. Significant customer consolidation caused pricing pressure throughout the year and lowered profits.

    Fabricated Products sales were down slightly from the prior year. Excluding the effect of the 1998 divestiture of the plastic-lined pipe business, volume was up 4 percent as demand was particularly strong in the United States and southern Europe. Prices, down 3 percent from 1998, were under pressure globally for most of the year with some firming in the fourth quarter. Excluding a gain on the sale of the plastic-lined pipe business in 1998, EBIT improved as increased volume and cost control efforts more than offset lower prices.

    Polyurethanes sales were down 3 percent in 1999 versus the prior year. Prices were down 5 percent, partially due to anticipated new industry capacity for polyols in 2000. Overall, volume was up 2 percent versus 1998 despite a shortage of toluene diisocyanate (TDI) resulting from plant start-up problems. Volume improved throughout the second half of the year with significantly higher demand in Asia Pacific. EBIT was down slightly as productivity improvements and reduced operating expenses only partially offset price declines.

Outlook for 2000

    The Performance Plastics segment expects improved profitability in 2000 led by solid volume growth and stable prices.

    In November 1999, Dow announced the formation of Dow Automotive, which will be reported as a separate business within this segment in 2000. This change will result in the realignment of certain business activities within the segment and, as a result, Adhesives, Sealants and Coatings will no longer be reported as a separate global business. As Dow's first industry-focused global business unit, Dow Automotive plans to contribute significantly to Dow's growth initiatives. For 2000, significant volume growth and stabilizing prices are expected to result in strong revenue growth.

    Engineering Plastics anticipates continuing strong growth. Demand is expected to increase for Dow's ABS and polycarbonate polymers, blends and compounds with growth in small appliance, sheet, optical media and pipe applications. Additionally, growth in electrical, electronic and information technology equipment applications is accelerating as products introduced within the last two years, such as Questra crystalline polymers, Vydyne nylon, and ignition-resistant ABS and polycarbonate, are specified for use in these demanding applications.

    Epoxy Products and Intermediates anticipates stronger volume and revenue growth globally. However, significant price recovery will be needed to offset the impact of cost pressures, which are expected to continue. New business development will be a continuing priority with sales from new growth initiatives increasing throughout the year.

    A strong emphasis on growth is also expected to deliver higher sales in the Fabricated Products business. Prices are expected to stabilize and increase from year-end 1999 levels. Geographic expansion and new products in the sound and vibration industries are expected to contribute to higher volumes.

    Polyurethanes sales are expected to increase with significant volume growth, and margins are expected to improve with the normalization of hydrocarbon costs later in the year. The Systems House business activity, formerly part of the Adhesives, Sealants and Coatings business, will be integrated into Polyurethanes beginning in 2000. In February 2000, the Polyurethanes business acquired Flexible Products Company. Flexible Products is one of the largest polyurethane systems suppliers in North America with annual sales of more than $140 million.

PERFORMANCE CHEMICALS

    Sales of Performance Chemicals were $2.7 billion in 1999, compared with $2.6 billion in 1998 and $2.5 billion in 1997. The segment experienced a volume gain of 5 percent and a price decline of 3 percent compared with 1998. 1998 sales reflected an 11 percent volume gain with a 4 percent price decline versus 1997.

    1999 EBIT was $500 million versus $427 million in 1998. EBIT increased as higher volume and productivity savings more than offset the effect of price declines. 1998 EBIT was up compared with $399 million in 1997, as higher volume and lower feedstock costs more than offset the effect of price declines and additional costs associated with the integration of Hampshire Chemical, acquired through the Sentrachem acquisition.

    In 1999, Emulsion Polymers posted a 4 percent increase in volume compared with the previous year, despite limited growth in global paper and carpet demand. EBIT was down slightly, primarily due to a 6 percent decline in prices.

    Specialty Chemicals set new global records for sales and EBIT in 1999. Overall volume grew 6 percent in 1999, primarily due to strong demand for Methocel cellulose ethers, FilmTec membranes, superabsorbents and contract manufacturing services, and the acquisitions of Shell's synthetic rubber business and ANGUS Chemical. In 1999, prices declined 2 percent due to competitive pressures in ion exchange resins, superabsorbents and oxygenated solvents.

Outlook for 2000

    Solid volume growth in 2000 is anticipated by both of the Performance Chemicals businesses.

    Emulsion Polymers expects volume growth as the global paper industry recovers and increases in demand for Dow's latex continue.

    Specialty Chemicals expects strong growth in 2000 due to capacity increases and the acquisitions of ANGUS Chemical and Shell's synthetic rubber business. In 1999, the superabsorbents business increased capacity by 10 percent through debottlenecking efforts, and announced its intent to build 60,000 metric tons of new capacity over the next several years to meet the growing global demand for superabsorbents in disposable diapers. FilmTec Corporation began a capacity expansion at its Minneapolis, Minnesota site during late 1999. This expansion will increase membrane capacity by 70 percent to meet global demand and will come on line in phases in 2000 and 2001.

AGRICULTURAL PRODUCTS

    Agricultural Products sales decreased 3 percent to $2.3 billion in 1999, compared with $2.4 billion in 1998 and $2.1 billion in 1997. Compared with 1998, sales volume was flat, and prices fell 3 percent. Sales volume in 1998 grew 13 percent, while prices declined 3 percent versus 1997.

    In 1999, global agrochemical industry sales declined approximately 6 percent and competitive pressure increased as industry participants sought to maintain position. The business' ability to maintain sales in 1999 at levels above the industry average was attributable to the quality of Dow AgroSciences' broad product portfolio, which crosses many businesses, applications and geographies, combined with continued growth from new product launches, such as Sentricon Termite Colony Elimination System and Tracer insecticide. Recently launched herbicides, FirstRate and Strongarm, along with the fungicide Fortress, continued to gain market acceptance. Sales of these new products increased substantially versus 1998.

    EBIT, excluding unusual items, was $219 million in 1999 versus $154 million in 1998. The improvement in EBIT was primarily due to increased sales of new, higher-margin products and a continued emphasis on productivity improvements. Unusual items in 1999 of $94 million were related to a cost reduction and business restructuring program announced in November. Operations will be rationalized to achieve efficiency and productivity improvements, and approximately 700 jobs will be eliminated. The program is expected to be completed by the end of 2000.

    EBIT of $154 million in 1998, excluding unusual items, was down from $233 million in 1997 due to significant expenditures in 1998 to build biotechnology capabilities. Unusual items recorded in 1998 totaled $363 million and included charges for purchased in-process research and development related to the acquisitions of Sanachem, the remaining 40 percent share of DowElanco (now known as Dow AgroSciences LLC) from Eli Lilly and Company, and the remaining shares of Mycogen (see Note B to the Financial Statements). EBIT in 1997 included unusual items of $20 million for property write-downs and insurance restructuring related to the purchase of the remaining 40 percent share of DowElanco.

    During the year, Dow AgroSciences increased spending in support of its plant genetics and biotechnology strategy through research agreements, alliances and internal research efforts. Field testing of corn hybrids genetically resistant to corn rootworm was completed, as was the testing of a new class of proprietary insect resistance genes. Large Scale Biology Corporation (formerly Biosource Technologies, Inc.) met all first-year technical milestones in its collaborative research program with the Company, achieving significant advances in the ability to test new genes in plants.

Outlook for 2000

    The imbalance in global farm commodity production is expected to continue in 2000, resulting in reduced commodity pricing conditions. The rapid pace and magnitude of industry consolidations, for manufacturers and distributors, is expected to continue, resulting in increased competitive pressure.

    During 1999, Dow AgroSciences took steps to become a major player in the global glyphosate business, which is expected to grow significantly in both the traditional and herbicide-tolerant crop protection market segments. A multi-year manufacturing agreement was signed with Monsanto that also licenses the rights to Monsanto's glyphosate herbicide registration data. In addition, a glyphosate joint venture with Finagro S.p.A.—I.Pi.Ci Group was formed and will begin construction of a world-class glyphosate plant in Italy in 2000. Dow AgroSciences is also adding capacity in 2000 for Tracer insecticide in Harbor Beach, Michigan, and Telone fumigant in Freeport, Texas.

    Public concerns regarding biotechnology and plant genetics are expected to moderate growth in this area in the short-term. The Company is participating in stakeholder dialogue and working to understand and be responsive to these concerns. The long-term benefits of the technology, however, continue to support its adoption, and the long-term prospects remain positive.

PLASTICS

    Plastics reported sales of $4.4 billion in 1999, up 17 percent from 1998. Volume increased 16 percent throughout 1999 while overall prices increased 1 percent due to a 26 percent increase in the fourth quarter versus the fourth quarter of 1998. Sales were $3.8 billion in 1998, down 9 percent from 1997, as increased volume of 7 percent was more than offset by a 16 percent decline in prices.

    EBIT for Plastics increased 5 percent to $636 million in 1999, as stronger volume offset significantly higher hydrocarbon feedstock costs and price declines early in the year. EBIT of $607 million in 1998 was down 32 percent compared with 1997, primarily due to a decline in selling prices which was only partially offset by lower feedstock costs.

    Polyethylene sales increased 18 percent. Volume was up 16 percent with increases in all geographic areas. The return of economic growth in Asia Pacific fueled greater demand and allowed price recovery in the fourth quarter. Prices increased 2 percent for the year, after a strong rebound in the second half of the year. During 1999, Dow started up a new polyethylene plant in Map Ta Phut, Thailand, as part of its joint venture with Siam Cement. Also, Buna Sow Leuna Olefinverbund (BSL) started production in its new polyethylene terephthalate (PET) plant. Under a marketing and sales agreement, output from the BSL plant is available to Dow. Acquisition of the remaining 50 percent of Safripol in South Africa was also completed during the year. EBIT for 1999 was flat compared with 1998, reflecting the significant impact of higher hydrocarbon feedstock costs.

    Polystyrene sales increased 3 percent compared with 1998. Volume was up 6 percent, offsetting a price decline of 3 percent. Prices, down in the first half of the year, recovered during the fourth quarter. In July 1999, a new world-scale facility at BSL started production, positioning the business to meet growing demand in central and eastern Europe. Dow purchased the remaining 50 percent of its joint venture, P.T. Pacific Indomas Plastic Indonesia, resulting in 100 percent ownership of a modern plant that utilizes Dow's technology. Dow also purchased the remaining common stock of EDN-Estireno do Nordeste S.A., a styrene/polystyrene joint venture in Brazil. EBIT for 1999 was down due to lower selling prices and higher hydrocarbon feedstock costs.

    In 1999, DuPont Dow Elastomers L.L.C. (DDE), a 50:50 joint venture, completed a corporate-wide restructuring program to reduce fixed costs. EBIT for the business was lower in 1998 due to a charge for this restructuring. Excluding this charge, EBIT improved significantly year over year, reflecting lower costs. During 1999, DDE also completed the launch of Nordel IP EPDM, made with the Insite catalyst system, and received approval for the expansion of production facilities for Engage and Viton products.

    Polypropylene sales increased significantly from 1998 due to successful product introduction in North America and western Europe, and Dow's acquisition of the remaining 50 percent of Safripol from Hoechst South Africa.

Outlook for 2000

    Increases in both volume and price are expected in the Plastics segment for 2000. New capacity in the polyethylene industry is expected to be on stream in the second half of the year, increasing pressure on price and volume. Improving conditions for polystyrene in Asia Pacific, Brazil and central Europe, coupled with sustained industry growth in the other geographies, are expected to support continued volume growth and price improvements. Polypropylene's outlook for 2000 is positive due to anticipated higher industry capacity utilization resulting from expected demand growth and modest capacity additions.

    Styron Asia Limited, Dow's 50:50 joint venture with Asahi Chemical Industry Co., Ltd., began construction of a new world-scale polystyrene plant in Zhangjiagang, China. Production is planned for 2002 to serve the growing electronics OEM business in China.

CHEMICALS

    Chemicals sales were $2.3 billion in 1999, compared with $2.4 billion in 1998 and $2.9 billion in 1997. Prices decreased 3 percent versus 1998 primarily due to declines in caustic soda prices. Volume increased 1 percent during the year due to a strong recovery in Asia Pacific. Excluding the impact of the shutdown of the magnesium business in 1998, volume was up 7 percent. In 1998, prices declined 17 percent while volume fell 1 percent.

    EBIT was $424 million in 1999, up from $361 million in 1998 (excluding unusual items of $168 million), primarily due to increased operational reliability and the absence of the magnesium business. Unusual items recorded in 1998 included write-offs related to the shutdown of the magnesium business and environmental remediation costs. EBIT in 1998 was down from $695 million in 1997 due to lower pricing in vinyl chloride monomer (VCM), ethylene dichloride (EDC) and ethylene glycol (EG), as well as magnesium plant problems.

    Propylene oxide (PO) and derivatives had a solid year in 1999, with strong volumes in all areas of the world. However, rising propylene costs, not recovered through price increases, negatively impacted profitability. Europe in particular was affected by competitive activity ahead of new capacity. Asia Pacific recovered progressively throughout the year in terms of both price and volume.

    First-half 1999 prices for ethylene oxide (EO) and derivatives were extremely low despite strong volumes and low inventory levels industry-wide. The second half showed a strong recovery fueled by rapidly increasing ethylene prices. Prices rose continuously as demand remained strong.

    Chlorinated organics prices were down versus 1998, somewhat offset by volume recovery in Asia Pacific.

    After bottoming out at historical lows at the end of 1998, EDC and VCM prices improved throughout most of 1999. Price improvements were driven by increased demand for polyvinyl chloride (PVC) as well as rising ethylene and chlorine prices.

    Both caustic soda and chlorine prices continued to decline from 1998 into early 1999, bottoming out in the first half for chlorine and in the second half for caustic. Composite chlorine/caustic values were at record lows mid-year. Chlorine prices continued to recover through the balance of 1999, as did caustic prices in the latter part of the year.

    In 1999, Dow added new membrane chlorine capacity at its site in Freeport, Texas, and is continuing with previously announced plans for further expansions at the Freeport site in early 2000. The additional capacity is planned to meet increased internal chlorine demand, supporting derivative businesses.

Outlook for 2000

    2000 is anticipated to be a good year for the Chemicals segment with increases expected for both volume and price.

    Driven by high ethylene and propylene costs at a time when significant new capacity will come on stream globally, 2000 is expected to be a difficult year for both EO and PO.

    Volume recovery for most chlorinated organics, fueled by recovery of the Asia Pacific and European economies,is expected to continue in 2000.

    EDC and VCM prices are expected to level off in early 2000, but remain at healthy levels supported by increased global demand for PVC.

    Prices for caustic soda and chlorine are expected to continue on an upward trend into 2000 supported by increased demand and higher industry operating rates.

HYDROCARBONS AND ENERGY

    Hydrocarbons and Energy sales were $1.6 billion in 1999, compared with $1.5 billion in 1998 and $2.2 billion in 1997. The segment experienced a price increase of 11 percent on flat volume. The sales decline in 1998 versus 1997 was due to reduced volume related to the sale of Destec Energy, Inc. and price declines that were in line with the reductions in the prices of crude oil and related hydrocarbon feedstocks.

    Hydrocarbons and Energy, which transfers materials to Dow's derivative businesses at cost, reported EBIT of $(5) million in 1999 and 1998 and $220 million in 1997. The 1997 results included the operating results of Destec and a gain of $189 million from the sale of Destec in June of that year.

    Compared with 1998, the total cost of acquiring feedstock and energy materials for 1999 rose $540 million due to price. From the beginning to the end of 1999, crude oil prices doubled, a result of reduced production by OPEC countries.

    In 1999, BSL successfully brought on line a new ethylbenzene-styrene monomer plant. Construction is progressing on a new ethylene plant in Bahia Blanca, Argentina, and on a major ethylene expansion in Terneuzen, the Netherlands, both of which will provide products to Dow's derivative plants.

Outlook for 2000

    Crude oil and feedstock prices are expected to begin the year at a high level and decline during the second half of the year. Energy prices are expected to be marginally higher than in 1999. Markets for ethane, propane and natural gas are expected to remain volatile in 2000.

    The global ethylene supply is expected to be tight to balanced in the first half of the year with ethylene prices declining in the second half as additional industry capacity is brought on line in North America and the Middle East. Styrene prices are expected to peak for 2000 in the first half of the year. Propylene prices are expected to average higher than 1999 prices.

UNALLOCATED AND OTHER

    Sales were $329 million in 1999, $731 million in 1998 and $962 million in 1997. Sales decreased 55 percent in 1999, primarily due to the divestiture of Radian International LLC and the assignment of Safripol results to the Plastics segment after Dow obtained full ownership. EBIT was $(256) million in 1999 compared with $264 million in 1998 and $(222) million in 1997. 1999 EBIT decreased significantly versus 1998, primarily due to a 1998 gain on the sale of DowBrands of $816 million, partially offset by asset write-downs and other special charges (primarily severance costs) totaling $357 million (see Notes B and C to the Financial Statements). Included in these results are research and development expenses in New Businesses, overhead cost variances not allocated to the operating segments, results of insurance and finance company operations, and several diversified businesses acquired in Dow's acquisition of Sentrachem in December 1997.

COMPANY SUMMARY

Earnings before Interest, Income Taxes and Minority Interests (EBIT)

    EBIT was $2.5 billion in 1999, up 5 percent from $2.4 billion in 1998 and down 24 percent from $3.2 billion in 1997. Earnings for 1999 were negatively impacted by two unusual items: purchased in-process research and development costs of $6 million associated with the acquisition of ANGUS Chemical and a special charge of $94 million for a cost reduction and business restructuring program at Dow AgroSciences. Earnings for 1998 were reduced by the net impact of several unusual items: a pretax gain of $816 million on the sale of DowBrands, purchased in-process research and development costs of $349 million, special charges of $458 million and environmental remediation costs of $120 million. See Note B to the Financial Statements for a discussion of purchased in-process research and development costs and special charges. Gross margin for 1999 was flat compared with 1998, as volume growth and cost reductions offset the negative impact of lower prices of $440 million and higher hydrocarbon and energy costs of $540 million. Gross margin for 1998 decreased $697 million versus 1997, as significant declines in selling prices were only partially offset by lower feedstock and energy costs and productivity improvements.

Operating Costs and Expenses

Cost components as a percent of total	1999	1998	1997
Hydrocarbons and energy	27%	24%	29%
Salaries, wages and employee benefits	19	20	21
Maintenance	4	4	4
Depreciation	7	7	7
Supplies, services and other raw materials	43	45	39

Total	100%	100%	100%

    Dow's global plant operating rate was 89 percent of capacity, up from 86 percent in 1998 and even with 1997. Depreciation expense was $1.1 billion in 1999, down from $1.2 billion in 1998 and 1997.

    Operating expenses, which include research and development, and selling, general and administrative expenses, were $2.4 billion in 1999, down from $2.5 billion in 1998 and $2.7 billion in 1997. The lower expenses in 1999 and 1998 reflect Dow's continuing productivity improvements and the sale of DowBrands.

    Research and development expenses were $845 million in 1999, up 5 percent from $807 million in 1998 and 8 percent from $785 million in 1997. The increased expenses reflect the Company's ongoing investment in biotechnology research and other growth initiatives. This upward trend is expected to continue as the Company implements its strategy for growth.

    Selling, general and administrative expenses of $1.5 billion for 1999 were down 8 percent from $1.7 billion in 1998 and 19 percent from $1.9 billion in 1997. Selling, general and administrative expenses represented 8 percent of sales in 1999, down from 9 percent in 1998 and 1997. Included in these expenses were promotion and advertising expenses, which were relatively flat with 1998 at $126 million and were down significantly from $371 million in 1997, primarily due to the sale of DowBrands.

    Dow's share of the earnings of nonconsolidated affiliates amounted to $82 million in 1999 compared with $64 million in 1998 and $75 million in 1997. The Company has recorded and reserved its share of equity earnings in Dow Corning since the first quarter of 1995 due to Dow Corning's filing for bankruptcy protection under Chapter 11 and the uncertainty of the recovery of that asset. See Note P to the Financial Statements for further discussion of Dow Corning's breast implant litigation.

    Sundry income represents a variety of income and expense items including royalty income, the gain or loss on foreign currency exchange, and gains and losses on sales of investments and assets. Sundry income for 1999 was $261 million, down from $916 million in 1998 and $436 million in 1997. Sundry income for 1998 included a pretax gain of $816 million on the sale of DowBrands. Sundry income for 1997 included a pretax gain of $189 million on the sale of Destec.

    Personnel count was 39,239 at December 31, 1999, 39,029 at the end of 1998 and 44,078 at the end of 1997. The increase in 1999 over 1998 occurred late in the year with the addition of approximately 500 employees from the acquisition of ANGUS Chemical. The significant reduction in 1998 from 1997 was due to the DowBrands and Radian divestitures and severance plans adopted in the first quarter of 1998 (see Notes B and C to the Financial Statements).

Net Income

    Net income available for common stockholders in 1999 was $1.3 billion or $5.93 per share, compared with $1.3 billion or $5.76 per share in 1998 and $1.8 billion or $7.70 per share in 1997.

    The following table summarizes the impact of unusual items on diluted earnings per common share:

	1999	1998	1997
Impact of Dow AgroSciences' special charge and ANGUS IPR&D	$(.30)	—	—
Impact of sale of DowBrands, IPR&D and other unusual charges	—	$(.31)	—
Impact of sale of Destec Energy and other one-time events	—	—	$.23
Other earnings	6.23	6.07	7.47

Earnings per common share—diluted	$5.93	$5.76	$7.70

    Interest income in 1999 was $121 million, down 13 percent from $139 million in 1998 and 34 percent from $182 million in 1997. The continued decline in interest income resulted from the Company's use of cash for acquisitions and to repurchase shares of the Company's common stock. Acquisitions and divestitures are discussed in Note C to the Financial Statements.

    Interest expense (net of capitalized interest) and amortization of debt discount were $431 million in 1999 compared with $493 million in 1998 and $471 million in 1997. Interest expense was down in 1999, due principally to lower average levels of short-term borrowings resulting from the use of proceeds from the issuance of preferred securities of a subsidiary to reduce commercial paper (see Note K to the Financial Statements).

    The provision for income taxes was $766 million in 1999 versus $685 million in 1998 and $1 billion in 1997. Dow's overall effective tax rate for 1999 was 35.4 percent compared with 34 percent for 1998 and 35.3 percent for 1997. The underlying factors affecting Dow's overall effective tax rates are summarized in Note D to the Financial Statements. U.S. and other tax law and rate changes during the year did not have a material impact on Dow.

    Minority interests' share of net income in 1999 was $69 million compared with $17 million in 1998 and $99 million in 1997. The increase in minority interest included increased earnings for EDN-Estireno do Nordeste S.A., the preferred dividends of a newly formed consolidated foreign subsidiary of the Company, and the impact of completing the acquisition of Mycogen. The decrease in minority interest in 1998 versus 1997 resulted from the acquisition of the remaining 40 percent share in DowElanco, the divestiture of Destec and the redemption of partners' capital accounts in DowBrands L.P. (see Notes C and K to the Financial Statements).

Liquidity and Capital Resources

    Operating activities provided $3 billion in cash in 1999, compared with $2.9 billion in 1998 and $3.5 billion in 1997 (see the Consolidated Statements of Cash Flows). The items affecting operating activities are discussed in the EBIT and Net Income sections. Investing activities used $2.6 billion in cash in 1999, $1.1 billion in 1998 and $3.3 billion in 1997. Cash was used in 1999 to acquire ANGUS Chemical, to reduce short-term debt, to repurchase shares of the Company's common stock, to exercise Schlumberger Ltd. warrants, and for capital expenditures and other normal business activities. Additional cash was provided in 1999 by the issuance of $500 million in preferred securities by a newly formed consolidated foreign subsidiary, a 30-year debenture issuance of $1.0 billion, the sale of 3.5 million shares of common stock, and the sale of U.S. trade receivables totaling $200 million late in the fourth quarter. In 1998, cash was used to reduce total debt, to repurchase shares of the Company's common stock, to purchase the remaining shares of Mycogen and an ownership interest in Isopol, and for capital expenditures and other normal business activities. The divestitures of DowBrands and Radian provided net cash proceeds of $1.3 billion in 1998 (see Note C to the Financial Statements).

    Total working capital at year-end was $2.6 billion versus $1.2 billion at the end of 1998. Cash, cash equivalents, marketable securities and interest-bearing deposits increased $822 million in 1999. Inventories and trade receivables decreased $180 million. Days-sales-in-inventory for 1999 were 66 days, down from 74 days in 1998 and 1997. Days-sales-outstanding-in-receivables were 44 days in 1999, 49 days in 1998 and 47 days in 1997. At December 31, 1999, goodwill was $1.8 billion, a net increase of $193 million from year-end 1998, due primarily to the acquisition of ANGUS Chemical.

    Short-term borrowings at December 31, 1999 were $692 million, down from $1.5 billion at year-end 1998. Long-term debt due within one year was up $43 million from $300 million at the end of 1998. Long-term debt due in 2000 will be funded by operating cash flows. Accounts payable increased $206 million from year-end 1998 to $2.9 billion.

    Long-term debt at year-end was $5 billion, up from $4.1 billion at year-end 1998. During the year, $1.4 billion of new long-term debt was incurred, including $1.0 billion in 30-year senior unsecured debentures issued on November 9, 1999, drawn from a $2.5 billion shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on October 8, 1999. During the year, $342 million of long-term debt was retired.

    Total debt was $6.1 billion at December 31, 1999, $5.9 billion at December 31, 1998 and $6.3 billion at December 31, 1997. Net debt, which equals total debt less cash, cash equivalents, marketable securities and interest-bearing deposits, was $4.8 billion at December 31, 1999, $5.5 billion at December 31, 1998 and $5.7 billion at December 31, 1997. Debt as a percent of total capitalization was 39.5 percent at the end of 1999, down from 42.3 percent at year-end 1998 and 42.8 percent at year-end 1997.

    During the last three years, the Company has repurchased 31.4 million shares of its common stock. $429 million worth of common stock was repurchased in 1999, $742 million in 1998 and $1.7 billion in 1997. Since the beginning of 1995, net shares outstanding have been reduced by 19 percent. On August 3, 1999, the Board of Directors terminated its 1997 authorization to repurchase Dow stock due to the pending merger with Union Carbide Corporation. In December 1999, the Company sold 3.5 million shares of common stock held in treasury in the open market for $431 million to facilitate the accounting treatment of the merger with Union Carbide as a pooling-of-interests, which is a condition to the completion of the merger (see Note L to the Financial Statements).

    At December 31, 1999, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $2.6 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $939 million were available for use by foreign subsidiaries. At December 31, 1999, there was a total of $1.5 billion in available SEC registered securities.

    Minority interest in subsidiary companies decreased from $532 million at December 31, 1998 to $408 million at year-end 1999, due primarily to the dissolution of Tier One Properties Inc., a majority-owned real estate investment trust.

Capital Expenditures

    Capital spending for the year was $1.4 billion, down 9 percent from $1.5 billion in 1998 and up 18 percent from $1.2 billion in 1997. In 1999, approximately 52 percent of the Company's capital expenditures was directed toward additional capacity for new and existing products, compared with 54 percent in 1998. Approximately 12 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene, compared with 7 percent in 1998. The remaining capital was utilized to maintain the Company's existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

    Major projects underway during 1999 included a new polypropylene plant and expansions of production facilities for chlorine/caustic soda, epichlorohydrin and ethylene in Freeport, Texas, and a commercial development plant for the production of Index interpolymers using Insite technology in Sarnia, Ontario, Canada. Because the Company designs and builds most of its capital projects in-house, it had no material capital commitments, other than for the purchase of materials from fabricators.

Dividends

    The Board of Directors has announced a quarterly dividend of 87 cents per share, payable April 28, 2000, to stockholders of record on March 31, 2000. This will be the 353rd consecutive quarterly dividend since 1912. Dow has maintained or increased the dividend throughout that time. The Company declared dividends of $3.48 per share in each of the last two years and $3.36 per share in 1997.

OTHER MATTERS

Environmental Matters

    In 1996, Dow publicly announced its voluntary global Environment, Health and Safety (EH&S) Goals for 2005, consistent with the Company's decade-long commitment to Responsible Care. Dow's EH&S 2005 Goals are ambitious performance targets to measure progress toward sustainable development, including targets to reduce chemical emissions, waste and wastewater by 50 percent. Equally aggressive are Dow's EH&S 2005 Goals to reduce leaks, spills, fires, explosions, work-related injuries and transportation incidents by 90 percent. Dow is on track or ahead of schedule in most of these areas. More information on Dow's EH&S policies, systems and performance can be found in Dow's 1999 Public Report on the Internet at www.dow.com.

    In addition to these voluntary commitments, Dow's global operations are subject to stringent laws and government regulations related to environmental protection and remediation. Dow's environmental responsibilities and potential liabilities receive direct and ongoing scrutiny by management to ensure compliance with these laws and regulations. Dow's Environmental Management Standard (EMS) clearly defines the overall environmental systems, performance objectives and design requirements needed to minimize the long-term cost of environmental protection, and to comply with these laws and regulations. It is Dow's stated EH&S policy that all global operations and products meet Dow's EMS or their country's laws and regulations—whichever is more stringent. In 1999, Dow further enhanced the effectiveness of its EMS by integrating it into a company-wide Management System for EH&S, Operations and Quality—including implementation of a new global EH&S Work Process to improve EH&S performance and to ensure ongoing compliance worldwide.

    In sites in Europe and the United States, the Company also received third-party verification of Dow's compliance with Responsible Care and with outside specifications such as ISO-14001. To date, five European sites have been ISO-14001 certified. In March 1999, three U.S. manufacturing sites and the global headquarters in Midland voluntarily participated in a third-party Responsible Care Management Systems Verification (MSV) to ensure that Dow has the processes and programs in place to reach the highest standards of EH&S excellence worldwide. Dow's MSV results can be found on the Internet at www.dow.com.

    It is Dow's policy to adhere to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. First, Dow works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal (incineration) means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. Dow has specific requirements for wastes that are transferred to non-Dow facilities. Wastes that are recycled, treated or recovered for energy off-site represent less than two percent of the total amount of wastes reported as part of the Pollution Prevention Act.

    Dow accrues the costs of site remediation for its facilities based on current law and existing technologies. In the case of a landfill, Dow recognizes the costs over the useful life of the facility. The nature of such remediation includes the cleanup of soil contamination and the closure of landfills and other waste management facilities. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Dedicated Dow joint ventures provide strategic management to identify cost-effective solutions for certain remediation liabilities at Dow's U.S. manufacturing locations. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available.

    Dow is named as a potentially responsible party (PRP) under federal or state Superfund statutes at approximately 20 sites. Dow readily cooperates in remediation where the Company's liability is clear, thereby minimizing legal and administrative costs. This approach, coupled with Dow's long-standing preference for on-site waste treatment, has minimized the number of Superfund sites in which Dow is involved.

    Because current law imposes joint and several liability upon each party at a Superfund site, Dow has evaluated its potential liability in light of the number of other companies that have also been named PRPs at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management estimated that the Company's remaining liability for the remediation of Superfund sites at December 31, 1999 was $17 million, which has been accrued. In addition, receivables of $13 million for probable recoveries from other PRPs have been recorded related to Superfund sites.

    In addition to Superfund-related liability, Dow had an accrued liability of $351 million at December 31, 1999 related to the remediation of current or former Dow-owned sites. The Company has not recorded as a receivable any third-party recovery related to these sites. In November 1999, Dow filed a lawsuit against several of its insurers seeking recovery of remediation costs at certain current or former Dow-owned sites.

    In total, Dow's accrued liability for probable environmental remediation and restoration costs was $368 million at December 31, 1999, compared with $364 million at the end of 1998. This is management's best estimate of these costs, although the ultimate cost could range up to twice that amount. It is the opinion of Dow management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

    The amounts charged to income on a pretax basis related to environmental remediation totaled $53 million in 1999, $149 million in 1998 and $90 million in 1997. Capital expenditures for environmental protection were $112 million in 1999, $72 million in 1998 and $77 million in 1997.

Year 2000 Readiness Disclosure

    The Company's Year 2000 (Y2K) project, which began in early 1997, was a global effort covering information systems, process control and embedded systems for all of the Company's businesses. The project was designed to address, through use of reasonable commercial efforts, the risk that certain internal or external systems might have inaccurately interpreted dates after December 31, 1999. The project was led by a senior director of Information Systems who reported to the Chief Information Officer and an executive steering team, and was managed by a global team consisting of technical, functional and business leaders. Since early 1997, the Audit Committee of the Company's Board of Directors received quarterly reports on the team's plan and progress.

    The program included Y2K remediation of information systems hardware, systems software, telecommunications network infrastructure, business systems, manufacturing process control systems and embedded systems, such as laboratory equipment, air conditioners and elevators. The Company's implementation of enterprise-wide financial and operational systems and standardized desktop computing during the last several years facilitated this effort.

    The Company also assessed critical customers and suppliers, and risk management actions and contingency plans were implemented, as necessary.

    All phases of the Y2K project are completed. Project costs totaled approximately $78 million over a three-year period, with the effort being supported by a reallocation of existing resources. In addition to these project costs, approximately $6 million was spent on capital equipment replacement costs. No significant additional costs are anticipated.

    Due to the success of the Company's coordinated Y2K project efforts, the year-end rollover did not result in any significant issues. The Company's Y2K command center is no longer operational, and the information technology functions have returned to normal operations. The probability of a future Y2K problem causing significant business impact is now considered remote.

Euro Conversion

    On January 1, 1999, the Euro was adopted as the national currency of 11 European Union member nations. During a three-year transition period, the Euro is being used as a non-cash transactional currency. The Company began conducting business in the Euro on January 1, 1999, and will change its functional currencies during the three-year transition period. The conversion to the Euro is not expected to have a significant operational impact or a material impact on the results of operations, financial position, or liquidity of its European businesses.

Subsequent Event

    On February 18, 2000, Dow acquired Flexible Products Company of Marietta, Georgia. Flexible Products Company is one of the largest polyurethane systems suppliers in North America and a leader in custom polyurethane foam formulations and dispensing technology. This acquisition is consistent with Dow's growth goals in polyurethanes and its commitment to the global formulated products and systems business.

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

    The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts and over-the-counter option contracts. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies—mainly the Euro, Deutsche mark, Swiss franc and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the U.S. dollar value of future cash flows. The majority of the foreign exchange exposure is related to the Japanese yen and European currencies.

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

    Dow uses value at risk (VAR), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two standard deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity and earnings of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. The following table is given as an example:

Average Daily VAR at December 31*

	1999	1998
	In millions
Foreign exchange	$5	$4
Interest rate	40	23
Equity exposures, net of hedges	13	6

*
Using a 95 percent confidence level

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Dow Chemical Company and Subsidiaries

Management Statement of Responsibility and Independent Auditors' Report

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

    Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. Management has established and maintains internal controls that provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting.

    Internal controls provide for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors internal controls for compliance. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements.

    Deloitte & Touche LLP, independent auditors, with direct access to the Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company, and their report follows.

    Management has considered recommendations from the internal auditors and Deloitte & Touche LLP concerning internal controls and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management further believes the controls are adequate to accomplish the objectives discussed herein.

Independent Auditors' Report

To the Stockholders and Board of Directors of
The Dow Chemical Company:

    We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Midland, Michigan
February 9, 2000

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	1999	1998	1997
	In millions, except for per share amounts
Net Sales	$18,929	$18,441	$20,018
Cost of sales	14,302	13,799	14,679
Research and development expenses	845	807	785
Selling, general and administrative expenses	1,530	1,666	1,880
Amortization of intangibles	146	88	61
Purchased in-process research and development charges	6	349	—
Special charges	94	458	—
Insurance and finance company operations, pretax income	127	112	113
Equity in earnings of nonconsolidated affiliates	82	64	75
Sundry income—net	261	916	436

Earnings before Interest, Income Taxes and Minority Interests	2,476	2,366	3,237

Interest income	121	139	182
Interest expense and amortization of debt discount	431	493	471

Income before Income Taxes and Minority Interests	2,166	2,012	2,948

Provision for income taxes	766	685	1,041
Minority interests' share in income	69	17	99
Preferred stock dividends	5	6	6

Net Income Available for Common Stockholders	$1,326	$1,304	$1,802

Share Data
Earnings per common share—basic	$6.02	$5.83	$7.81
Earnings per common share—diluted	$5.93	$5.76	$7.70
Common stock dividends declared per share	$3.48	$3.48	$3.36
Weighted-average common shares outstanding—basic	220.1	223.5	230.6
Weighted-average common shares outstanding—diluted	224.4	227.3	234.8

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	December 31
	1999	1998
	In millions
Assets
Current Assets
Cash and cash equivalents	$506	$123
Marketable securities and interest-bearing deposits	706	267
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—1999: $107; 1998: $93)	2,631	2,787
Other	1,983	1,750
Inventories:
Finished and work in process	2,264	2,245
Materials and supplies	522	565
Deferred income tax assets—current	235	303

Total current assets	8,847	8,040

Investments
Investment in nonconsolidated affiliates	1,359	1,311
Other investments	2,872	2,191
Noncurrent receivables	390	424

Total investments	4,621	3,926

Property
Property	24,276	24,435
Less accumulated depreciation	15,786	15,988

Net property	8,490	8,447

Other Assets
Goodwill (net of accumulated amortization—1999: $351; 1998: $246)	1,834	1,641
Deferred income tax assets—noncurrent	597	684
Deferred charges and other assets	1,110	1,092

Total other assets	3,541	3,417

Total Assets	$25,499	$23,830

See Notes to Financial Statements.

	December 31
	1999	1998
	In millions, except for share amount
Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$692	$1,526
Long-term debt due within one year	343	300
Accounts payable:
Trade	1,782	1,682
Other	1,087	981
Income taxes payable	178	290
Deferred income tax liabilities—current	38	71
Dividends payable	213	192
Accrued and other current liabilities	1,962	1,800

Total current liabilities	6,295	6,842

Long-Term Debt	5,022	4,051

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	839	747
Pension and other postretirement benefits—noncurrent	1,843	1,903
Other noncurrent obligations	2,219	2,283

Total other noncurrent liabilities	4,901	4,933

Minority Interest in Subsidiaries	408	532

Preferred Securities of Subsidiary	500	—

Temporary Equity
Preferred stock at redemption value (authorized 250,000,000 shares of $1.00 par value each; issued Series A—1999: 1,316,440; 1998: 1,360,813)	114	117
Guaranteed ESOP obligation	(64)	(74)

Total temporary equity	50	43

Stockholders' Equity
Common stock (authorized 500,000,000 shares of $2.50 par value each; issued 1999 and 1998: 327,125,854)	818	818
Additional paid-in capital	1,321	718
Retained earnings	13,445	12,887
Accumulated other comprehensive income	(251)	(347)
Treasury stock at cost (shares 1999: 103,844,216; 1998: 106,749,081)	(7,010)	(6,647)

Net stockholders' equity	8,323	7,429

Total Liabilities and Stockholders' Equity	$25,499	$23,830

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Stockholders' Equity

	1999	1998	1997
	In millions
Common Stock
Balance at beginning and end of year	$818	$818	$818

Additional Paid-in Capital
Balance at beginning of year	718	532	307
Issuance of treasury stock at more than cost	550	121	162
Proceeds from sales of put options and other	53	65	63

Balance at end of year	1,321	718	532

Retained Earnings
Balance at beginning of year	12,887	12,357	11,323
Net income before preferred stock dividends	1,331	1,310	1,808
Preferred stock dividends declared	(5)	(6)	(6)
Common stock dividends declared	(768)	(774)	(768)

Balance at end of year	13,445	12,887	12,357

Accumulated Other Comprehensive Income
Unrealized Gains on Investments
Balance at beginning of year	130	316	192
Unrealized gains (losses)	160	(186)	124

Balance at end of year	290	130	316

Cumulative Translation Adjustments
Balance at beginning of year	(414)	(429)	(363)
Translation adjustments	(64)	15	(66)

Balance at end of year	(478)	(414)	(429)

Minimum Pension Liability
Balance at beginning of year	(63)	(33)	(22)
Adjustments	—	(30)	(11)

Balance at end of year	(63)	(63)	(33)

Treasury Stock
Balance at beginning of year	(6,647)	(5,935)	(4,301)
Purchases	(429)	(742)	(1,655)
Sales of treasury shares in open market	39	—	—
Issuance to employees and employee plans	27	21	30
Reclassification related to put options	—	9	(9)

Balance at end of year	(7,010)	(6,647)	(5,935)

Net Stockholders' Equity	$8,323	$7,429	$7,626

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	1999	1998	1997
	In millions
Net Income Available for Common Stockholders	$1,326	$1,304	$1,802

Other Comprehensive Income, Net of Tax (Tax amounts shown below for 1999, 1998, 1997)
Unrealized gains on investments:
Unrealized holding gains (losses) during the period (less tax of $123, $(66), $56)	206	(193)	124
Less: Reclassification adjustments for net amounts included in net income (less tax of $(27), $4, $0)	(46)	7	—
Cumulative translation adjustments (less tax of $(47), $47, $(23))	(64)	15	(66)
Minimum pension liability adjustments (less tax of $0, $(17), $(9))	—	(30)	(11)

Total other comprehensive income (loss)	96	(201)	47

Comprehensive Income	$1,422	$1,103	$1,849

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	1999	1998	1997
	In millions
Operating Activities
Net income available for common stockholders	$1,326	$1,304	$1,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,301	1,305	1,297
Purchased in-process research and development charges	6	349	—
Provision for deferred income tax	154	(15)	150
Undistributed earnings of nonconsolidated affiliates	(2)	(16)	(21)
Minority interests' share in income	69	17	99
Net gain on sales of consolidated companies	(26)	(726)	(189)
Net gain on sales of property	(57)	(47)	(49)
Other net (gain) loss	(85)	10	(39)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(5)	564	(275)
Inventories	79	52	56
Accounts payable	157	(10)	193
Other assets and liabilities	75	159	521

Cash provided by operating activities	2,992	2,946	3,545

Investing Activities
Capital expenditures	(1,412)	(1,546)	(1,198)
Proceeds from sales of property	115	96	117
Purchases of consolidated companies	(441)	(808)	(1,692)
Proceeds from sales of consolidated companies	38	1,300	907
Purchases from outside investors in limited partnership	—	(210)	(909)
Proceeds from outside investors in limited partnership	—	200	—
Investments in nonconsolidated affiliates	(100)	(75)	(218)
Purchases of investments	(4,136)	(1,722)	(1,920)
Proceeds from sales of investments	3,296	1,670	1,630

Cash used in investing activities	(2,640)	(1,095)	(3,283)

Financing Activities
Changes in short-term notes payable	(749)	(206)	700
Payments on long-term debt	(342)	(549)	(665)
Proceeds from issuance of long-term debt	1,353	218	238
Purchases of treasury stock	(429)	(742)	(1,655)
Proceeds from sales of common stock	616	142	192
Purchase of subsidiary preferred stock	(102)	—	—
Proceeds from issuance of preferred securities of subsidiary	500	—	108
Distributions to minority interests	(36)	(33)	(72)
Dividends paid to stockholders	(771)	(786)	(758)

Cash provided by (used in) financing activities	40	(1,956)	(1,912)

Effect of Exchange Rate Changes on Cash	(9)	(7)	(18)

Summary
Increase (decrease) in cash and cash equivalents	383	(112)	(1,668)
Cash and cash equivalents at beginning of year	123	235	1,903

Cash and cash equivalents at end of year	$506	$123	$235

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Notes to Financial Statements

Dollars in millions, except as noted

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

    Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 1999.

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

Environmental Matters

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet as "Other noncurrent obligations" at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized, and are included in the balance sheet as "Noncurrent receivables."

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

Financial Instruments

    Interest differentials on swaps and forward rate agreements designated as hedges of exposures to interest rate risk are recorded as adjustments to expense over the contract periods. Premiums for early termination of interest derivatives designated as hedges are amortized as adjustments to expense over the original contract periods or underlying hedge exposure. Interest derivatives not designated as hedges are marked-to-market at the end of each accounting period with the results included in income.

    Realized and unrealized gains and losses on foreign exchange transactions that are designated and effective as hedges are recognized in the same period as the hedged transaction. The carrying amounts of foreign currency options and option combinations are adjusted for changes in fair value at each balance sheet date. Foreign exchange contracts not designated as hedges are marked-to-market at the end of each accounting period with the results included in income.

    The Company enters into various commodity contracts, including futures, options and swap agreements to hedge its purchase of commodity products used in the Company's business. These contracts are predominantly settled in cash. For those contracts that are designated and effective as hedges, gains and losses are accounted for as part of the basis of the related commodity purchases. For contracts accounted for as hedges that are terminated before their maturity date, gains and losses are deferred and included in the basis of the related commodity purchases. Commodity contracts not accounted for as hedges are marked-to-market at the end of each accounting period with the results included in income.

    The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard pricing models, which take into account the present value of estimated future cash flows.

Investments

    Investments in debt and marketable equity securities, including warrants, are classified as either trading, available-for-sale, or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in "Accumulated other comprehensive income." Those classified as held-to-maturity are recorded at amortized cost.

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

Inventories

    Inventories are stated at the lower of cost or market. The method of determining cost is used consistently from year to year at each subsidiary and varies among last-in, first-out (LIFO); first-in, first-out (FIFO); and average cost.

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

Revenue

    Sales are recognized when the revenue is realized or realizable, and has been earned. In general, revenue is recognized as risk and title to the product transfers to the customer, which usually occurs at the time shipment is made.

Income Taxes

    The Company accounts for income taxes using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.

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

Accounting Changes

    In 1999, the Company adopted the following new accounting pronouncements:

  •
  (The American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires capitalization of certain internal-use computer software costs. SOP 98-1 was adopted by the Company on January 1, 1999. The Company's previous accounting policy was to expense such costs as incurred; therefore, adoption of this statement resulted in a favorable, though immaterial, initial impact on earnings.

  •
  SOP 98-5, "Reporting on the Costs of Start-Up Activities," provides guidance on the financial reporting of start-up costs and organization costs, requiring those costs to be expensed as incurred. The Company's previous policy regarding the treatment of these costs was substantially consistent with SOP 98-5; therefore, adoption of this standard on January 1, 1999 resulted in an immaterial impact on the Company's consolidated financial statements.

    In addition, the Company is assessing the impact of the following standard:

  •
  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the

    FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." Based on the new effective date, the Company will adopt SFAS No. 133 on January 1, 2001, and has not yet determined the impact of adoption on its consolidated financial statements.

    In 1997, the Company adopted the following accounting changes:

  •
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

  •
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

    In 1999, the Company completed the appraisal of the technology acquired with the purchase of ANGUS Chemical and recorded an IPR&D charge of $6 as part of the Performance Chemicals segment (see Note R). Projects associated with technology acquired are expected to improve profitability and create new growth opportunities in the nitroparaffin based business. Projects range from 10 percent to 50 percent complete.

    In 1998, the allocation of the purchase price of Sentrachem (see Note C) resulted in the recording of an IPR&D charge of $50, which has been included in the Agricultural Products segment (see

Note R). Projects associated with the technology acquired included process development of a selective herbicide, nutrient concentrates and fine chemicals. At year-end 1999, these projects were essentially completed.

    Additional shares of Mycogen were acquired in two steps in 1998 as described in Note C. In allocating the purchase price for Mycogen and its related acquisitions of several small seed companies, the Company recorded a $79 IPR&D charge included in the Agricultural Products segment (see Note R). Projects associated with the technology acquired included Bt technology, an input trait used to protect crops from insect pests, various biotechnology projects that will enhance crop quality or output traits, and germplasm development. 1999 expenditures on these projects was $4. At year-end 1999, these projects ranged from 3 percent to 43 percent complete, with expected completion in years 2001 through 2008 at an estimated additional cost of $123.

    In 1998, the Company completed the appraisal of the technology acquired with the purchase of Eli Lilly and Company's 40 percent interest in DowElanco and recorded an IPR&D charge of $220 as part of the Agricultural Products segment (see Note R). Projects associated with the technology included naturally derived insecticides, herbicides and fungicides, and various biotechnology projects to enhance crops and to protect them from disease and pests. 1999 expenditures on these projects was $4. At year-end 1999, six projects have been completed, two have been abandoned, and the remaining projects ranged from 16 percent to 45 percent complete, with expected completion in years 2005 through 2007 at an estimated additional cost of $166.

    During the third and fourth quarters of 1998, the U.S. Securities and Exchange Commission (SEC) issued clarifying guidance on how IPR&D amounts are to be determined. In light of this clarification, the Company reviewed all IPR&D charges, and in the fourth quarter 1998 recorded a $55 reduction of previously recorded IPR&D charges to comply with the SEC guidance.

Special Charges

    In the fourth quarter of 1999, a special charge of $94 was recorded for a cost reduction and business restructuring program in the Agricultural Products segment (see Note R). The program, announced in November and impacting operations in the United States, Europe, Middle East/Africa, and Latin America, included severance of $51 for approximately 700 employees, asset write-offs of $26, and inventory write-offs of $17. This program is expected to be completed in 2000.

    In 1998, a special charge of $194 was recorded for the write-down of several assets. The asset write-downs included Radian International LLC and Dow-United Technologies Composite Products, Inc., both of which were subsequently sold (see Note C). These amounts are included in "Unallocated and Other" in Note R.

    In 1998, a special charge of $113 was recorded for the closure of the magnesium business and the associated manufacturing plant in Freeport, Texas, and related severance costs. The restructuring charge for magnesium included fixed asset write-offs of $42, demolition and site closure costs of $29, inventory write-offs of $12, and $30 for severance and other obligations. These amounts are included in the Chemicals segment in Note R. The closure of the magnesium business was principally completed in 1999. A balance of $32 remains to complete the demolition, asset recovery, and site closure.

    Severance plans were adopted by the Company in 1998 for North America, Europe and Sentrachem, resulting in a special charge of $151. The plans for North America and Europe were complete at year-end 1998. The plan for Sentrachem was essentially completed in 1999. Total headcount reduction related to the severance plans was 1,881 in 1998, with an additional headcount reduction of 208 in 1999.

C Acquisitions and Divestitures

    In October 1999, the Company acquired CanStates Holdings, Inc. and its subsidiary, ANGUS Chemical, from TransCanada PipeLines Limited for approximately $350. ANGUS Chemical is a global leader in the manufacture and marketing of specialty nitroparaffins and their derivatives which are sold into over 40 industries. Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

    On August 4, 1999, the Company and Union Carbide Corporation announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, Union Carbide stockholders will receive 0.537 of a share of Dow stock for each share of Union Carbide stock they own. Based upon Dow's closing price of $124 11/16 on August 3, 1999, the transaction was valued at $66.96 per Union Carbide share, or $11.6 billion in aggregate including the assumption of $2.3 billion of net debt. According to the agreement, the merger is subject to certain conditions including approval by Union Carbide stockholders and review by antitrust regulatory authorities in the United States, Europe and Canada. Union Carbide stockholders approved the merger on December 1, 1999. The antitrust reviews are in progress, with a second quarter 2000 closing expected. The transaction is expected to be accounted for as a pooling-of-interests.

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

    In February 1998, the Company entered into an agreement with Pronor Petroquimica S.A. (Pronor) to purchase a portion of its business. The new company, named Isopol, was acquired for the production and commercialization of toluene diisocyanate (TDI), used to manufacture durable goods such as cushioned furniture and mattresses, to supply the markets of the Mercosur countries of Latin America. The Company's total investment was $137.

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

    In April 1995, the Company signed an agreement with Bundesanstalt für vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany, Buna Sow Leuna Olefinverbund (BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174. BvS will maintain a 20 percent ownership until the end of the reconstruction period, which is expected to be June 2000. After the reconstruction period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $129. BvS is providing certain incentives during the reconstruction period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. Incentives relating to property construction reduce the basis of such property. Incentives relating to expenses during the reconstruction period are recognized as such expenses are incurred. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the reconstruction period.

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

    See Note B regarding certain charges recorded during 1999 and 1998 related to acquisitions and divestitures.

D Taxes on Income

    Operating loss carryforwards at December 31, 1999 amounted to $882 of which $152 is subject to expiration in the years 2000 through 2004. The remaining balances expire in years beyond 2004 or have an indefinite carryforward period.

    Tax credit carryforwards at December 31, 1999 amounted to $88 and are subject to expiration in the years 2000 through 2004.

    Undistributed earnings of foreign subsidiaries and related companies which are deemed to be permanently invested amounted to $3,386 at December 31, 1999, $3,266 at December 31, 1998 and $3,458 at December 31, 1997. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

Domestic and Foreign Components of Income before Income Taxes and Minority Interests

	1999	1998	1997
Domestic	$919	$1,066	$1,683
Foreign	1,247	946	1,265

Total	$2,166	$2,012	$2,948

Reconciliation to U.S. Statutory Rate

	1999	1998	1997
Taxes at U.S. statutory rate	$758	$704	$1,032
Amortization of nondeductible intangibles	33	13	13
Foreign rates other than 35%	(9)	21	80
U.S. tax effect of foreign earnings and dividends	(1)	(82)	(83)
Other—net	(15)	29	(1)

Total tax provision	$766	$685	$1,041

Effective tax rate	35.4%	34.0%	35.3%

Provision for Income Taxes

	1999			1998			1997
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$265	$67	$332	$329	$(44)	$285	$476	$55	$531
State and local	19	4	23	23	15	38	13	5	18
Foreign	328	83	411	348	14	362	402	90	492

Total	$612	$154	$766	$700	$(15)	$685	$891	$150	$1,041

Deferred Tax Balances at December 31

	1999	1998
Property	$(923)	$(881)
Tax loss and credit carryforwards	363	329
Long-term debt	(16)	(19)
Postretirement benefit obligations	593	578
Other accruals and reserves	163	254
Investments	(73)	(1)
Inventory	68	48
Other—net	(220)	(138)

Subtotal	$(45)	$170
Valuation allowance	—	(1)

Total	$(45)	$169

E Inventories

    The reserves required to adjust inventories from the first-in, first-out (FIFO) basis to the last-in, first-out (LIFO) basis amounted to a decrease of $131 at December 31, 1999 and an increase of $97 at December 31, 1998. The inventories that were valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 34 percent of the total inventories at December 31, 1999, compared with 35 percent at December 31, 1998.

    A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which increased pretax income by $51 in 1999, and decreased pretax income by $21 in 1998 and $1 in 1997.

F Significant Nonconsolidated Affiliates and Related Company Transactions

    In May 1995, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company fully reserved its investment in Dow Corning and is reserving its 50 percent share of equity earnings while Dow Corning remains in Chapter 11 (see Note P).

    The Company's investments in related companies accounted for by the equity method were $1,359 at December 31, 1999 and $1,311 at December 31, 1998. These amounts approximated the Company's equity in the net assets of the companies accounted for by the equity method. The excess of the Company's investments over its share of the investees' net assets is considered goodwill and is amortized over the estimated useful lives.

    The summarized financial information below represents the combined accounts (at 100 percent) of the principal companies accounted for by the equity method: BSL, Dow Corning, DuPont Dow Elastomers L.L.C., Gurit-Essex A.G., Compañía Mega S.A. and Total Raffinaderij Nederland N.V. The net loss in 1998 reflects a charge taken by Dow Corning related to the Joint Plan of Reorganization (see Note P) in finalizing its 1998 results. The Company's investment in these companies was $979 at December 31, 1999 and $941 at December 31, 1998, and its equity in their earnings was $103 in 1999, $74 in 1998 and $86 in 1997, after reserving the earnings related to Dow Corning.

Summarized Balance Sheet Information at December 31

	1999	1998
Current assets	$2,849	$2,932
Non-current assets	7,019	6,122

Total assets	$9,868	$9,054

Current liabilities	$1,608	$1,710
Non-current liabilities	6,345	5,665

Total liabilities	$7,953	$7,375

Summarized Income Statement Information

	1999	1998	1997
Sales	$4,499	$4,545	$4,130
Gross profit	732	870	1,203
Net income (loss)	307	(500)	402

1998 summarized financial information has been restated from estimated to actual results.

    Dividends received from related companies were $78 in 1999, $48 in 1998 and $53 in 1997.

    The Company has service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales and purchase agreements.

    Receivables from related companies were $521 in 1999. All other transactions with related companies, and balances due to related companies, were not material.

G Property

Property at December 31

	Estimated Useful Lives (Years)	1999	1998
Land	—	$339	$366
Land and waterway improvements	20–25	670	677
Buildings	5–50	2,126	2,212
Machinery and equipment	3–20	17,550	17,481
Utility and supply lines	5–20	1,433	1,419
Other	3–20	1,236	1,270
Construction in progress	—	922	1,010

Total		$24,276	$24,435

	1999	1998	1997
Depreciation expense	$1,122	$1,188	$1,208
Manufacturing maintenance and repair costs	619	648	645
Capitalized interest	53	47	31

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

    Rental expenses under operating leases were $394 for 1999, $408 for 1998 and $406 for 1997.

Minimum Operating Lease Commitments at December 31, 1999

2000	$321
2001	184
2002	144
2003	122
2004	101
2005 and thereafter	1,076

Total	$1,948

I Notes Payable, Long-Term Debt and Available Credit Facilities

    Notes payable consist primarily of obligations due to banks with a variety of interest rates and maturities.

Notes Payable at December 31

	1999	1998
Commercial paper	—	$301
Other notes payable	$692	1,225

Total	$692	$1,526

Year-end average interest rates*	6.66%	5.46%

* Excluding the effects of short-term borrowings in highly inflationary countries

Long-Term Debt at December 31

	1999 Average Rate	1999	1998 Average Rate	1998
Promissory notes and debentures:
Final maturity 2002	7.81%	$539	7.81%	$539
Final maturity 2003	7.13%	148	7.13%	148
Final maturity 2006 and thereafter	7.70%	2,448	8.50%	1,384
Foreign bonds:
Final maturity 1999, Deutsche mark	—	—	5.00%	179
Final maturity 2000, Swiss franc	4.63%	95	4.63%	109
Final maturity 2001, Japanese yen	6.38%	244	6.38%	218
Final maturity 2003, Euro	5.00%	151	5.00%	175
Other facilities—various rates and maturities:
U.S. dollar loans	—	183	—	163
Foreign currency loans	—	102	—	112
Dow ESOP, final maturity 2004	9.42%	64	9.42%	74
Medium-term notes, varying maturities 2000-2022	—	467	—	342
Pollution control/industrial revenue bonds, varying maturities 2000-2029	—	964	—	856
Unexpended construction funds	—	(2)	—	—
Capital lease obligations	—	38	—	53
Unamortized debt discount	—	(76)	—	(1)
Long-term debt due within one year	—	(343)	—	(300)

Total	—	$5,022	—	$4,051

Average interest rates	6.50%	—	7.13%	—

Annual installments on long-term debt for the next five years

2000	$343
2001	327
2002	623
2003	402
2004	76

    The Company had unused and available credit facilities at December 31, 1999 with various U.S. and foreign banks totaling $2,575 which required the payment of commitment fees. Additional unused credit facilities totaling $939 were available for use by foreign subsidiaries. These facilities are available in support of commercial paper borrowings and working capital requirements.

J Financial Instruments

Investments

    The Company's investments in marketable securities are primarily classified as available-for-sale. Maturities for approximately one-half of the debt securities were less than five years at December 31, 1999.

Investing Results

	1999	1998	1997
Proceeds from sales of available-for-sale securities	$3,229	$1,960	$1,934
Gross realized gains	149	120	137
Gross realized losses	(103)	(54)	(42)

Risk Management

    The Company's risk management program for both interest rate risk and foreign currency risk is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the marked-to-market valuations of positions are strictly monitored at all times. The Company uses value at risk and stress tests to monitor risk. Credit risk arising from these contracts is not significant because the counterparties to these contracts are major international financial institutions and the Company does not anticipate any such losses. The net cash requirements arising from risk management activities are not expected to be material. The Company reviews its overall financial strategies and impacts from using derivatives in its risk management program with the Board of Directors' Finance Committee and revises as market conditions dictate.

    The Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. No significant concentration of credit risk existed at December 31, 1999.

Interest Rate Risk Management

    The Company enters into various interest rate contracts with the objective of lowering funding costs, diversifying sources of funding or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount.

    The notional principal amounts on all types of interest derivative contracts at December 31, 1999 totaled $1,299 with a weighted-average remaining life of 6.3 years. At December 31, 1998, the notional principal amounts totaled $2,673, with a weighted-average remaining life of 5.8 years.

Hedging Unrealized Gains and Losses

	1999	1998
Unrealized gains	$2	$11
Unrealized losses	(11)	(55)

Interest Derivatives at December 31, 1999

			Weighted-average Rate
	Notional Amount
		Maturities	Receive	Pay
Receive fixed hedge	$225	2002-2004	5.7%	6.6%
Receive floating hedge	701	2002-2022	6.5%	5.4%
Other	373	2000-2009	—	—

Interest Derivatives at December 31, 1998

			Weighted-average Rate
	Notional Amount
		Maturities	Receive	Pay
Receive fixed hedge	$304	1999-2004	5.0%	4.4%
Receive floating hedge	1,595	1999-2022	5.8%	4.9%
Other	774	1999-2008	—	—

Foreign Currency Risk Management

    The Company's global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets and liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company's assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same currency are netted and only the net exposure is hedged.

    The Company had forward contracts and options to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $6,866 at December 31, 1999 and $9,515 at December 31, 1998. These contracts and options had various expiration dates, primarily in January of the next year. The unrealized gain based on the foreign exchange rates at December 31, 1999 was $45. The unrealized loss based on the foreign exchange rates at December 31, 1998 was $7. The effect of foreign exchange derivatives is primarily recognized in "Sundry income—net." The effect of hedges of net investments in subsidiaries is recognized in "Accumulated other comprehensive income."

Fair Value of Financial Instruments at December 31

	1999				1998
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities:
Debt securities	$1,771	$20	$(31)	$1,760	$1,409	$37	$(10)	$1,436
Equity securities	1,043	580	(47)	1,576	488	119	(25)	582
Other	138	2	—	140	63	182	—	245

Total	$2,952	$602	$(78)	$3,476	$1,960	$338	$(35)	$2,263

Long-term debt including debt due within one year	$(5,365)	—	$(118)	$(5,483)	$(4,351)	—	$(516)	$(4,867)

Derivatives relating to:
Foreign currency	—	$174	$(129)	$45	—	$90	$(97)	$(7)
Interest rates	—	2	(20)	(18)	—	12	(59)	(47)

Cost approximates fair value for all other financial instruments.

K Limited Partnerships and Preferred Securities of Subsidiary

    In July 1999, a newly formed consolidated foreign subsidiary of the Company issued $500 of preferred securities in the form of preferred partnership units. The units provide a distribution of 7.965 percent, are mandatorily redeemable in 2009, and may be called at any time by the subsidiary. The preferred partnership units have been classified as "Preferred Securities of Subsidiary" in the consolidated balance sheet.

    In April 1993, three wholly owned subsidiaries of the Company contributed assets with an aggregate fair value of $977 to Chemtech Royalty Associates L.P. (Chemtech), a then newly formed Delaware limited partnership. In 1993, outside investors acquired limited partner interests in Chemtech totaling 20 percent in exchange for $200.

    In early 1998, a subsidiary of the Company purchased the limited partner interests of the outside investors in Chemtech for a fair value of $210 in accordance with windup provisions in the partnership agreement. The limited partnership was renamed Chemtech II L.P. (Chemtech II). In June 1998, the Company contributed assets with an aggregate fair value of $783 (through a wholly owned subsidiary) to Chemtech II, and an outside investor acquired a limited partner interest in Chemtech II totaling 20 percent in exchange for $200.

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

L Stockholders' Equity

    In 1997, the Board of Directors of the Company authorized, subject to certain business and market conditions, the purchase of up to 20,000,000 shares of the Company's common stock. On August 3, 1999, the Board of Directors terminated its 1997 authorization to repurchase Dow stock due to the pending merger with Union Carbide. The total number of shares purchased under the 1997 authorization was 16,185,000. From time to time, the Company utilizes options as part of its stock repurchase program. The Company's potential repurchase obligation related to these options is reclassified from stockholders' equity to temporary equity.

    The number of treasury shares purchased, pursuant to authorization of the Board of Directors in 1997 and prior years, was 3,734,000 in 1999, 8,099,000 in 1998 and 19,538,000 in 1997. The number of treasury shares issued to employees under option and purchase programs was 3,192,000 in 1999, 3,008,000 in 1998 and 3,875,000 in 1997. In December 1999, the Company sold 3,500,000 shares of common stock held in treasury in the open market for $431 to facilitate the accounting treatment of the merger with Union Carbide as a pooling-of-interests, which is a condition to the completion of the merger.

    There are no significant restrictions limiting the Company's ability to pay dividends.

    Gross undistributed earnings of nonconsolidated affiliates included in retained earnings were $315 at December 31, 1999 and $247 at December 31, 1998.

Reserved Treasury Stock at December 31

Shares (000's)	1999	1998	1997
Stock option plans	15,892	15,155	13,784
Employees' stock purchase plan	1,177	888	932

Total shares reserved	17,069	16,043	14,716

M Stock Compensation Plans

    At December 31, 1999, the Company had stock-based compensation plans under which shares or options could be granted to employees and nonemployee directors. The Board of Directors approved these plans. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Given the terms of the Company's plans, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

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

	1999	1998	1997
Dividend yield	3.7%	3.8%	4.0%
Expected volatility	25.86%	25.12%	18.36%
Risk-free interest rate	4.95%	4.54%	5.71%
Expected life of stock option plans	7 years	7 years	7 years
Expected life of stock purchase plans	0.83 years	0.83 years	0.83 years

    The effects of using the fair value method of accounting are indicated in the pro forma amounts below:

	1999		1998		1997
	As Reported	Pro forma	As Reported	Pro forma	As Reported	Pro forma
Net income available for common stockholders	$1,326	$1,268	$1,304	$1,263	$1,802	$1,774
Earnings per common share—basic	6.02	5.76	5.83	5.65	7.81	7.69
Earnings per common share—diluted	5.93	5.68	5.76	5.58	7.70	7.58

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

Employees' Stock Purchase Plans

	1999		1998		1997
	Shares (000's)	Exercise Price*	Shares (000's)	Exercise Price*	Shares (000's)	Exercise Price*
Outstanding at beginning of year	888	$82.50	932	$69.00	878	$67.75
Granted	1,584	83.45	1,157	82.50	1,338	69.00
Exercised	(1,194)	82.81	(1,132)	71.47	(1,261)	68.13
Forfeited/Expired	(101)	82.63	(69)	81.13	(23)	69.00

Outstanding and exercisable at end of year	1,177	$83.45	888	$82.50	932	$69.00

Fair value of options granted during the year		$17.62		$17.75		$15.26

* Weighted-average per share

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

    At December 31, 1999 there were 3,140,852 shares available for grant under the 1988 Plan and 82,300 shares available for grant under the 1994 Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Options under both plans vest from one to three years. In addition, certain options granted under the 1988 Plan have performance-based vesting provisions. Total compensation expense for stock option plans was $35 in 1999 and $0 in 1998 and 1997.

Stock Options

	1999		1998		1997
	Shares (000's)	Exercise Price*	Shares (000's)	Exercise Price*	Shares (000's)	Exercise Price*
Outstanding at beginning of year	10,841	$72.76	10,348	$66.49	11,984	$62.69
Granted	3,097	93.56	2,343	91.56	1,704	80.00
Exercised	(2,451)	65.31	(1,794)	61.51	(3,322)	63.83
Forfeited/Expired	(45)	65.31	(56)	61.51	(18)	63.83

Outstanding at end of year	11,442	$80.02	10,841	$72.76	10,348	$66.49

Exercisable at end of year	6,784	$71.18	8,551	$67.73	8,652	$63.84

Fair value of options granted during the year		$23.13		$21.03		$14.52

* Weighted-average per share

Stock Options at December 31, 1999

	Options Outstanding			Options Exercisable
Range of Excercise Prices per Share	Shares (000's)	Remaining Contractual Life*	Exercise Price*	Shares (000's)	Exercise Price*
$41.00 to $53.00	651	2.59 years	$50.40	651	$50.40
53.01 to 60.00	596	2.57 years	57.45	596	57.45
60.01 to 67.00	907	4.19 years	65.06	907	65.06
67.01 to 76.00	2,552	5.58 years	71.66	2,552	71.66
76.01 to 90.00	1,407	7.12 years	79.94	1,407	79.94
90.01 to 99.00	5,293	8.73 years	92.58	671	91.62
99.01 to 129.00	36	9.62 years	114.82	—	—

Total $41.00 to $129.00	11,442	6.80 years	$80.02	6,784	$71.18

* Weighted-average per share

    Under the 1988 Plan, the Company grants deferred stock to certain employees. The grants vest either after a designated period of time, generally five years, or when the Company attains specified financial targets.

	1999	1998	1997
Deferred stock compenstation expense	$66	$23	$26
Deferred shares outstanding (000's)	1,354	1,075	1,419

N Redeemable Preferred Stock

    The Company has an employee stock ownership plan (the ESOP), which is an integral part of the Salaried Employees Savings Plan.

    The ESOP borrowed funds at a 9.42 percent interest rate with a final maturity in 2004 and used the proceeds to purchase convertible preferred stock from the Company. The preferred stock is convertible into the Company's common stock at either:

  •
  a conversion rate of 1:1 if the fair market value of the common stock equals or exceeds $86.125 per share, or

  •
  the number of shares of common stock equivalent to $86.125 per share if common stock fair market value is less than $86.125 per share, subject to the conversion conditions of the ESOP.

    The preferred stock is redeemable in whole or in part at the Company's option any time after January 1, 2000 at $86.125 per share plus an amount equal to all accrued and unpaid dividends. The dividend yield on the preferred stock is 7.75 percent of the $86.125 per share redemption value. If the Company consummates certain merger or consolidation transactions involving the Company's common stock, the preferred stock must be redeemed by the Company for cash at a redemption price equal to 105 percent of the $86.125 per share redemption value, plus accrued and unpaid dividends.

    The convertible preferred stock issued to the ESOP is reported as "Temporary Equity" in the balance sheet. The principal amount of the ESOP loan is reported as "Long-Term Debt" and a reduction of "Temporary Equity" in the balance sheet because the Company has guaranteed the ESOP's borrowings.

    On February 9, 2000, the Company exercised its option to redeem the preferred stock. On that same date, the trustee of the ESOP elected to convert the preferred stock into common stock at a ratio of 1:1.

O Pension Plans and Other Postretirement Benefits

Pension Plans

    The Company has defined benefit pension plans which cover employees in the United States and a number of other countries. The Company's funding policy is to contribute annually to those plans where pension laws and economics either require or encourage funding. Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, including Company common stock with a value of approximately $248 at December 31, 1999.

    The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

U.S. Plan Assumptions

	1999	1998
Weighted-average discount rate	7.25%	6.75%
Rate of increase in future compensation levels	5.00%	5.00%
Long-term rate of return on assets	9.50%	9.50%

    All other pension plans used assumptions that are consistent with (but not identical to) those of the U.S. plan.

    U.S. employees are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation which is matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, France, Spain and the United Kingdom. Contributions charged to income for defined contribution plans were $92 in 1999 and $90 in 1998 and 1997.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31

	1999	1998
Projected benefit obligation	$693	$689
Accumulated benefit obligation	597	596
Fair value of plan assets	55	55

Other Postretirement Benefits

    The Company provides certain health care and life insurance benefits to retired employees. The Company funds most of the cost of these health care and life insurance benefits as incurred.

    The U.S. plan covering the parent company is the largest plan. The plan provides health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. For employees hired before January 1, 1993, the plan provides benefits supplemental to Medicare when retirees are eligible for these benefits. The Company and the retiree share the cost of these benefits, with the Company portion increasing as the retiree has increased years of credited service. There is a cap on the Company portion. The Company has the ability to change these benefits at any time.

U.S. Plan Assumptions

	1999	1998
Discount rate	7.25%	6.75%
Weighted-average 5-year projected medical cost trend, remaining constant thereafter	6.98%–5.39%	7.38%–5.39%
Long-term rate of return on assets	9.50%	9.50%

    All other postretirement benefit plans used assumptions that are consistent with (but not identical to) those of the U.S. parent company plan.

    Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1999 by $11 and the net periodic postretirement benefit cost for the year by $1. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 1999 by $14 and the net periodic postretirement benefit cost for the year by $1.

Net Periodic Cost for all Significant Plans

	Defined Benefit Pension Plans			Other Postretirement Benefits
	1999	1998	1997	1999	1998	1997
Service cost	$165	$163	$159	$20	$21	$19
Interest cost	416	418	397	86	91	79
Expected return on plan assets	(573)	(532)	(452)	(20)	(16)	(11)
Amortization of transition obligation	7	7	8	—	—	—
Amortization of prior service cost	18	18	19	(34)	(35)	(39)
Amortization of unrecognized (gain) loss	15	11	8	(2)	(2)	(15)

Net periodic cost	$48	$85	$139	$50	$59	$33

Change in Benefit Obligation, Plan Assets and Funded Status of all Significant Plans

	Defined Benefit Pension Plans		Other Postretirement Benefits
	1999	1998	1999	1998
Change in benefit obligation
Benefit obligation at beginning of year	$6,780	$6,234	$1,332	$1,272
Service cost	165	163	20	21
Interest cost	416	418	86	91
Plan participants' contributions	7	6	—	—
Amendments	22	(9)	1	2
Actuarial changes in assumptions and experience	(303)	308	(81)	48
Acquisition/divestiture activity	13	11	5	(9)
Benefits paid	(403)	(400)	(98)	(83)
Currency impact	(173)	49	(8)	(10)

Benefit obligation at end of year	$6,524	$6,780	$1,257	$1,332

Change in plan assets
Market value of plan assets at beginning of year	$7,532	$6,940	$246	$185
Actual return of plan assets	1,122	938	32	23
Employer contributions	24	26	24	38
Plan participants' contributions	6	7	—	—
Acquisition/divestiture activity	7	8	3	—
Benefits paid	(390)	(387)	(1)	—

Market value of plan assets at end of year	$8,301	$7,532	$304	$246

Funded status and net amount recognized
Plan assets in excess of (less than) benefit obligation	$1,777	$752	$(953)	$(1,086)
Unrecognized net transition obligation	9	23	1	1
Unrecognized prior service cost	154	156	(132)	(165)
Unrecognized net gain	(2,113)	(1,045)	(176)	(116)

Net amounts recognized in the consolidated balance sheets	$(173)	$(114)	$(1,260)	$(1,366)

Net amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(602)	$(597)	$(1,260)	$(1,366)
Prepaid benefit cost	294	340	—	—
Additional minimum liability—intangible asset	36	44	—	—
Accumulated other comprehensive income—pretax	99	99	—	—

Net amount recognized in the consolidated balance sheets	$(173)	$(114)	$(1,260)	$(1,366)

P Commitments and Contingent Liabilities

    In January 1994, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, announced a pretax charge of $640 ($415 after tax) for the fourth quarter of 1993. In January 1995, Dow Corning announced a pretax charge of $241 ($152 after tax) for the fourth quarter of 1994. These charges included Dow Corning's best estimate of its potential liability for breast implant litigation based on a global Breast Implant Litigation Settlement Agreement (the Settlement Agreement); litigation and claims outside of the Settlement Agreement; and provisions for legal, administrative and research costs related to breast implants. The charges for 1993 and 1994 included pretax amounts of $1,240 and $441 less expected insurance recoveries of $600 and $200, respectively. The 1993 amounts reported by Dow Corning were determined on a present value basis. On an undiscounted basis, the estimated liability noted above for 1993 was $2,300 less expected insurance recoveries of $1,200.

    As a result of the Dow Corning actions, the Company recorded its 50 percent share of the charges, net of tax benefits available to Dow. The impact on net income was a charge of $192 for 1993 and $70 for 1994.

    Dow Corning reported an after tax net loss of $167 for the second quarter of 1995 as a result of a $221 after tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 15, 1995. As a result of such loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 for the second quarter of 1995, fully reserved its investment in Dow Corning and is reserving its share of equity earnings while Dow Corning remains in Chapter 11.

    On September 1, 1994, Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an orderwhich concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.

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

    On July 7, 1998, Dow Corning, the Company and Corning Incorporated (Corning), on the one hand, and the Tort Claimants' Committee in Dow Corning's bankruptcy on the other, agreed on a binding Term Sheet to resolve all tort claims involving Dow Corning's silicone medical products, including the claims against Corning and the Company (collectively, the Shareholders). The agreement set forth in the Term Sheet was memorialized in a Joint Plan of Reorganization (the Joint Plan) filed by Dow Corning and the Tort Claimants' Committee (collectively, the Proponents) on November 9, 1998. On February 4, 1999, the Bankruptcy Court approved the disclosure statement describing the Joint Plan. Before the Joint Plan could become effective, however, it was subject to a vote by the claimants, a confirmation hearing and all relevant provisions of the Bankruptcy Code. Voting was completed on May 14, 1999 and the confirmation hearing concluded on July 30, 1999.

    On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999 that, in the view of the Proponents and the Shareholders, improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning's silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, have filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. The effectiveness of the Joint Plan remains subject to the resolution of these motions and appeals, which are scheduled to be heard by U. S. District Court Judge Denise Page Hood commencing on April 12, 2000. Accordingly, there can be no assurance at this time that the Joint Plan will become effective.

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

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company accrued $368 at December 31, 1999 for environmental matters, including $17 for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

    Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage that will be utilized to minimize the impact, if any, of the contingencies described above.

    Except for the possible effect on the Company's net income for breast implant litigation described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.

    A Canadian subsidiary entered into two 20-year agreements, one that expired in 1998 and one that expires in 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $92 in 1999, $221 in 1998 and $199 in 1997.

    At December 31, 1999, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contract, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 1999

2000	$309
2001	296
2002	300
2003	281
2004	256
2005 through expiration of contracts	1,890

Total	$3,332

    In addition to the take or pay obligations at December 31, 1999, the Company had outstanding purchase commitments which range from one to 18 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $98. In general, such commitments were at prices not in excess of current market prices. The Company also had outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $253. The Company is also committed to lease manufacturing facilities under construction in Argentina and the Netherlands.

Q Supplementary Information

Accrued and Other Current Liabilities at December 31

	1999	1998
Accrued payroll	$338	$216
Accrued vacations	186	185
Employee retirement plans	115	179
Interest payable	120	118
Accrued miscellaneous taxes	119	122
Insurance companies' reserves	209	236
Other	875	744

Total	$1,962	$1,800

Sundry Income—Net

	1999	1998	1997
Royalty income	$45	$32	$47
Gain on sales of assets and securities*	62	841	331
Foreign exchange gain (loss)	77	(4)	12
Other—net	77	47	46

Total	$261	$916	$436

* See Note C.

Other Supplementary Information

	1999	1998	1997
Cash payments for interest	$477	$522	$504
Cash payments for income taxes	709	907	1,153
Provision for doubtful receivables	49	9	(10)

Earnings Per Share Calculations

	1999		1998		1997
Shares in millions
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$1,326	$1,326	$1,304	$1,304	$1,802	$1,802
Add back preferred stock dividends	—	5	—	6	—	6

Net income for EPS calculations	$1,326	$1,331	$1,304	$1,310	$1,802	$1,808

Weighted-average common shares outstanding	220.1	220.1	223.5	223.5	230.6	230.6
Add back effect of dilutive securities:
Stock options and awards	—	3.0	—	2.4	—	2.8
Converted preferred stock	—	1.3	—	1.4	—	1.4
Weighted-average common shares for EPS calculations	220.1	224.4	223.5	227.3	230.6	234.8

Earnings per common share	$6.02	$5.93	$5.83	$5.76	$7.81	$7.70

R Operating Segments and Geographic Areas

    Dow is a diversified, worldwide manufacturer and supplier of more than 2,400 products. The Company's wide range of products are used primarily as raw materials in the manufacture of customer products and services. The Company serves the following industries: aerospace, appliance, automotive, agriculture, building and construction, chemical processing, electronics, furniture, housewares, insurance and finance, oil and gas, packaging, processed foods, pulp and paper, utilities and water treatment.

    Dow conducts its worldwide operations through 14 global businesses, which are aggregated into reportable operating segments based on the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The reportable operating segments are: Performance Plastics, Performance Chemicals, Agricultural Products, Plastics, Chemicals, and Hydrocarbons and Energy. The Corporate Profile on pages 3-6 describes the operating segments and how they are aggregated.

    Transfers between operating segments are generally valued at cost. Transfers of products to the Agricultural Products segment from the other segments, however, are generally valued at market-based prices. The revenues generated by these transfers are shown in the following table as "Intersegment revenues."

    The "Unallocated and Other" column in the following table contains the reconciliation between the totals for reportable segments and the Company totals. It represents the operating segments which do not meet the quantitative threshold for determining reportable segments, New Businesses and Consumer Products, and other corporate items not allocated to the operating segments.

Operating Segment Information

	Performance Plastics	Performance Chemicals	Agricultural Products	Plastics	Chemicals	Hydrocarbons and Energy	Unallocated and Other	Total
1999
Sales to external customers	$5,247	$2,690	$2,273	$4,417	$2,329	$1,644	$329	$18,929
Intersegment revenues	12	15	—	1	25	—	(53)	—
Equity earnings— nonconsolidated affiliates	29	5	(6)	54	11	13	(24)	82
IPR&D and special charges (1)	—	6	94	—	—	—	—	100
EBIT (2)	1,052	500	125	636	424	(5)	(256)	2,476
Total assets	4,354	2,597	3,346	4,602	2,322	1,701	6,577	25,499
Investment in nonconsolidated affiliates	122	53	82	736	90	192	84	1,359
Depreciation and amortization	307	162	190	305	209	96	32	1,301
Capital expenditures	311	178	122	230	307	259	5	1,412

1998
Sales to external customers	$5,076	$2,639	$2,352	$3,779	$2,385	$1,479	$731	$18,441
Intersegment revenues	15	10	—	2	42	—	(69)	—
Equity earnings— nonconsolidated affiliates	20	6	(1)	14	21	9	(5)	64
IPR&D and special charges (1)	—	—	337	—	113	—	357	807
EBIT (2)	1,089	427	(209)	607	193	(5)	264	2,366
Total assets	4,501	2,177	3,938	3,922	2,448	1,849	4,995	23,830
Investment in nonconsolidated affiliates	106	32	65	777	75	140	116	1,311
Depreciation and amortization	303	168	196	248	239	97	54	1,305
Capital expenditures	368	163	129	339	328	170	49	1,546

1997
Sales to external customers	$5,207	$2,457	$2,134	$4,170	$2,924	$2,164	$962	$20,018
Intersegment revenues	9	6	—	1	41	—	(57)	—
Equity earnings— nonconsolidated affiliates	13	2	3	54	6	3	(6)	75
EBIT (2)	1,040	399	213	892	695	220	(222)	3,237
Total assets	4,250	1,844	3,157	4,031	2,705	2,153	5,900	24,040
Investment in nonconsolidated affiliates	103	22	11	776	47	103	144	1,206
Depreciation and amortization	305	140	169	288	222	133	40	1,297
Capital expenditures	343	130	91	171	245	179	39	1,198

(1)
See Note B for a discussion of Purchased In-Process Research and Development (IPR&D) and Special Charges.

(2)
The reconciliation between "Earnings before Interest, Income Taxes and Minority Interests (EBIT)" and "Income before Income Taxes and Minority Interests" consists of "Interest income" and "Interest expense and amortization of debt discount," and can be found in the Consolidated Statements of Income on page 36.

    The Company operates 123 manufacturing sites in 32 countries. The United States is home to 35 of these sites, representing 54 percent of the Company's long-lived assets. Sales are attributed to the

United States, Europe and Rest of World based on customer location and not on the geographic location from which products were shipped.

Geographic Area Information

	United States	Europe	Rest of World	Total
1999
Sales to external customers	$7,483	$6,470	$4,976	$18,929
Long-lived assets	4,572	2,103	1,815	8,490

1998
Sales to external customers	$7,411	$6,355	$4,675	$18,441
Long-lived assets	4,262	2,400	1,785	8,447

1997
Sales to external customers	$8,747	$6,140	$5,131	$20,018
Long-lived assets	4,237	2,334	1,481	8,052

Quarterly Statistics

1999	1st	2nd	3rd	4th	Year
Net sales	$4,417	$4,619	$4,693	$5,200	$18,929
IPR&D and special charges	—	—	—	100	100
Earnings before interest, income taxes and minority interests	655	742	584	495	2,476
Net income available for common stockholders	329	410	320	267	1,326
Earnings per common share—basic	1.49	1.86	1.46	1.21	6.02
Earnings per common share—diluted	1.47	1.83	1.44	1.19	5.93
Common stock dividends declared per share	0.87	0.87	0.87	0.87	3.48
Market price range of common stock:*
High	101.50	138.00	134.44	136.19	138.00
Low	85.50	92.50	106.25	103.38	85.50

1998	1st	2nd	3rd	4th	Year
Net sales	$4,829	$4,857	$4,314	$4,441	$18,441
IPR&D and special charges	668	12	(24)	151	807
Earnings before interest, income taxes and minority interests	751	760	564	291	2,366
Net income available for common stockholders	421	425	314	144	1,304
Earnings per common share—basic**	1.87	1.89	1.41	0.65	5.83
Earnings per common share—diluted**	1.84	1.86	1.40	0.65	5.76
Common stock dividends declared per share	0.87	0.87	0.87	0.87	3.48
Market price range of common stock:*
High	101.44	101.06	99.00	100.81	101.44
Low	87.06	93.00	74.69	83.69	74.69

*
Composite price as reported on the New York Stock Exchange

**
Due to rounding and a declining share count, the sum of the four quarters of 1998 does not equal the earnings per common share amounts calculated for the years.

See Notes to Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 1999 with the Independent Auditors.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to Directors and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2000, and is incorporated herein by reference. See also the information concerning executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to executive compensation is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to beneficial ownership of the common stock as of February 10, 2000, by each Director and all Directors and officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 11, 2000, and is incorporated herein by reference.

    Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 11, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    J. Michael Cook was elected by the Company's Board of Directors to serve as a Director effective February 9, 2000, and has been nominated by the Company's Board of Directors for election by the Company's stockholders as a Director in Class I, to serve a three-year term to expire at the Annual Meeting in the year 2003. Prior to his service as a Director and subsequent nomination for a three-year term, he held various positions at Deloitte &Touche LLP, the Company's independent auditor. Further information is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2000, incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  1.
  The Company's 1999 Consolidated Financial Statements and the Independent Auditors' Report are included in Item 8 of Part II.

  2.
  Financial Statement Schedules.

        The following Financial Statement Schedule should be read in conjunction with the Financial Statements included in Item 8 of this Annual Report on Form 10-K:

        Schedule II    Valuation and Qualifying Accounts    Page 76

        Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Financial Statements or Notes thereto.

    3.
    Exhibits—See the Exhibit Index on pages 78-79 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

        The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company's principal executive offices.

        The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

      3(i)
      A copy of the Restated Certificate of Incorporation of The Dow Chemical Company.

      21
      Subsidiaries of The Dow Chemical Company.

      23
      Independent Auditors' Consent.

      27
      Financial Data Schedule.

(b)
Reports on Form 8-K:

    On October 22, 1999, the Company filed a Current Report on Form 8-K that included the press release announcing the third quarter results for the Company.

    On November 15, 1999, the Company filed a Current Report on Form 8-K that included a press release issued on November 12, 1999 announcing that the Company and Union Carbide Corporation had each received a request from the Federal Trade Commission for additional information under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

    On December 2, 1999, the Company filed a Current Report on Form 8-K that included a press release issued by Union Carbide Corporation on December 1, 1999, announcing that its shareholders had voted to adopt the agreement and plan of merger between Union Carbide Corporation and the Company.

    On December 20, 1999, the Company filed a Current Report on Form 8-K that included a press release issued on December 16, 1999, announcing that the Company sold 3.5 million shares of its common stock to facilitate the accounting treament of the merger between the Company and Union Carbide Corporation as a pooling-of-interests. The filing also included the underwriting agreement and pricing agreement associated with that sale of stock.

    On January 24, 2000, the Company filed a Current Report on Form 8-K that included a press release issued on January 21, 2000, announcing that the Company and Union Carbide Corporation expect to conclude the regulatory review of the proposed merger of the two companies in the second quarter of 2000.

    On February 11, 2000, the Company filed a Current Report on Form 8-K that included a press release issued on the same date announcing executive management changes for the Company effective November 1, 2000.

    On March 6, 2000, the Company filed a Current Report on Form 8-K that included a press release issued on the same date announcing plans to seek stockholder approval to authorize additional shares to allow for a future three-for-one split of the Company's common stock.

    The following trademarks of The Dow Chemical Company appear in this report:  Affinity, Aspun, Attane, Blox, Calibre, Covelle, Curithane, D.E.H., D.E.N., D.E.R., Derakane, Dow, Dowanol, Dowex, Dowfax, Dowicil, Dowlex, Dowper, Dowtherm, Drytech, Elite, The Enhancer, Ethafoam, Ethocel, Gas/Spec, Immotus, Index, Insite, Inspire, Instill, Integral, Isobind, Isonate, Isoplast, Lifespan, Liquidow, Magnum, Maxistab, Methocel, Optim, Papi, Peladow, Pellethane, Prevail, Primacor, Procite, Pulse, Quash, Questra, Safe-Tainer, Saran, Saranex, Specflex, Spectrim, Styrofoam, Styron, Styron A-Tech, Syltherm, Synalox, Synergy, Syntegra, Tanklite, Trenchcoat, Trycite, Trymer, Tyril, Versene, Voranate, Voranol, Zetabon

    The following trademarks of Dow AgroSciences LLC appear in this report:  Clincher, Dursban, FirstRate, Fortress, Lorsban, Naturalyte, Sentricon, Spider, Starane, Strongarm, Success, Telone, Tracer

    The following registered service mark of the Chemical Manufacturers Association appears in this report: Responsible Care

    The following trademarks of DuPont Dow Elastomers L.L.C. appear in this report:  Engage, Nordel, Viton

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

    The following trademark of Mycogen Corporation appears in this report:  NatureGard

    The following registered trademark of Solutia Inc. is used by The Dow Chemical Company under license and appears in this report:  Vydyne

SCHEDULE II

THE DOW CHEMICAL COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31

(In millions)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves		Balance at End of Year
1999
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$93	$64	$50	(a)	$107
Other investments and noncurrent receivables	712	32	421	(b)	323
Accumulated goodwill amortization	246	122	17		351

1998
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$73	$35	$15	(a)	$93
Other investments and noncurrent receivables	586	153	27		712
Accumulated goodwill amortization	211	65	30		246

1997
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$71	$19	$17	(a)	$73
Other investments and noncurrent receivables	508	103	25		586
Accumulated goodwill amortization	177	58	24		211

	1999	1998	1997
(a) Deductions represent:
Notes and accounts receivable written off	$37	$12	$9
Credits to profit and loss	12	—	—
Miscellaneous other	1	3	8

	$50	$15	$17

(b)
Includes adjustment to the Company's estimated reserve for its investment in Dow Corning based on Dow Corning's 1998 audited financial statements issued in July 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2000.

THE DOW CHEMICAL COMPANY
By:	/s/ G. M. LYNCH G. M. Lynch, Vice President and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 17th day of March, 2000 by the following persons in the capacities indicated:

/s/ F. P. POPOFF F. P. Popoff, Director and Chairman of the Board	/s/ J. C. DANFORTH J. C. Danforth, Director
/s/ W. S. STAVROPOULOS W. S. Stavropoulos, Director, President and Chief Executive Officer	/s/ W. D. DAVIS W. D. Davis, Director
/s/ J. P. REINHARD J. P. Reinhard, Director, Executive Vice President and Chief Financial Officer	/s/ E. C. FALLA E. C. Falla, Director
/s/ G. M. LYNCH G. M. Lynch, Vice President and Controller	/s/ B. H. FRANKLIN B. H. Franklin, Director
/s/ A. A. ALLEMANG A. A. Allemang, Director and Vice President	/s/ A. D. GILMOUR A. D. Gilmour, Director
/s/ J. K. BARTON J. K. Barton, Director Vice President	/s/ M. D. PARKER M. D. Parker, Director and Executive
/s/ D. T. BUZZELLI D. T. Buzzelli, Director	/s/ H. T. SHAPIRO H. T. Shapiro, Director
/s/ A. J. CARBONE A. J. Carbone, Director, Vice Chairman of the Board and Executive Vice President	/s/ P. G. STERN P. G. Stern, Director
/s/ J. M. COOK J. M. Cook, Director

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
2
Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition sub Inc., incorporated by reference to Annex A to the proxy statement/ prospectus included in The Dow Chemical Company's Registration Statement on Form S-4, File No. 333-88443, filed October 5, 1999.
3	(i)	A copy of the Restated Certificate of Incorporation of The Dow Chemical Company.
3	(ii)
Bylaws of The Dow Chemical Company, as re-adopted in full on February 11, 1999, effective February 10, 1999, incorporated by reference to Exhibit 3(ii) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1998.
10	(a)	The Dow Chemical Company Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.
10	(b)
The Dow Chemical Company 1972 Option Plan, as amended through December 31, 1982 (included as a part of and incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 13 to The Dow Chemical Company's Registration Statement on Form S-8, File No. 2-44789, filed June 23, 1983).
10	(c)
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
10	(d)
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
10	(e)
The Dow Chemical Company Executive Post Retirement Life Insurance Program, incorporated by reference to Exhibit 10(g) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.
10	(f)
The Dow Chemical Company Outside Directors' Pension Plan, incorporated by reference to Exhibit 10(h) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992, as amended in the manner described in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998, incorporated by reference.
10	(g)	The Dow Chemical Company Dividend Unit Plan, incorporated by reference to Exhibit 10(j) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

10	(h)
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
10	(i)
The Dow Chemical Company Executive Split Dollar Life Insurance Plan Agreement, as amended effective as of December 19, 1994, incorporated by reference to Exhibit 10(m) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1995.
10	(j)
The Dow Chemical Company 1994 Executive Performance Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 12, 1994.
10	(k)
The Dow Chemical Company 1994 Non-Employee Directors' Stock Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1994.
10	(l)
A written description of the one-time grant of shares of the common stock of The Dow Chemical Company to new non-employee Directors, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2000.
10	(m)
A written description of the 1998 Non-Employee Directors' Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998.
10	(n)
A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2000.
10	(o)
A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2000.
10	(p)
A resolution adopted by the Board of Directors of The Dow Chemical Company on May 5, 1971, and most recently amended on July 9, 1998, describing the employee compensation program for decelerating Directors, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1998.
10	(q)
The Dow Chemical Company Key Employee Insurance Program ("KEIP"), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executive Supplemental Retirement Plan and Company-Paid Life Insurance Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2000.
10	(r)
The Dow Chemical Company Elective Deferral Plan as amended and restated as of December 11, 1997, incorporated by reference to Exhibit 10(r) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1998.
21		Subsidiaries of The Dow Chemical Company.
23		Independent Auditors' Consent.
27		Financial Data Schedule.

QuickLinks

Documents Incorporated by Reference
THE DOW CHEMICAL COMPANY ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 TABLE OF CONTENTS
PART I
THE COMPANY
BUSINESS AND PRODUCTS
PART II
The Dow Chemical Company and Subsidiaries
Management Statement of Responsibility
Independent Auditors' Report
PART III
PART IV
SIGNATURES
EXHIBIT INDEX