Form 10-Q
period 2000-03-31
DOW CHEMICAL CO /DE/
filed 2000-05-09
CIK 29915

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

FOR THE QUARTER ENDED March 31, 2000

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

Class	Outstanding at March 31, 2000
Common Stock, $2.50 par value	225,346,730 shares

THE DOW CHEMICAL COMPANY
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Note A)

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended
	Mar. 31, 2000	Mar. 31, 1999
	In millions, except for per share amounts (Unaudited)
Net Sales	$5,381	$4,417

Cost of Sales	4,169	3,276
Research and development expenses	212	192
Selling, general and administrative expenses	410	390
Amortization of intangibles	37	27
Insurance and finance company operations, pretax income	28	30
Equity in earnings of nonconsolidated affiliates	88	25
Sundry income—net	94	68

Earnings before Interest, Income Taxes and Minority Interests	763	655

Interest income	29	25
Interest expense and amortization of debt discount	118	120

Income before Income Taxes and Minority Interests	674	560

Provision for income taxes	242	203
Minority interests' share in income	16	27
Preferred stock dividends	1	1

Net Income Available for Common Stockholders	$415	$329

Share Data
Earnings per common share—basic	$1.85	$1.49
Earnings per common share—diluted	$1.83	$1.47
Common stock dividends declared per share	$0.87	$0.87
Weighted-average common shares outstanding—basic	224.4	220.2
Weighted-average common shares outstanding—diluted	227.4	224.0

Depreciation	$270	$276

Capital Expenditures	$244	$250

Notes to Financial Statements:

Note A: The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. (Except as otherwise indicated by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.)

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	Mar. 31, 2000	Dec. 31, 1999
	In millions (Unaudited)
Assets
Current Assets
Cash and cash equivalents	$228	$506
Marketable securities and interest-bearing deposits	462	706
Accounts and notes receivable:
Trade (less allowance for doubtful receivables—2000: $117; 1999: $107)	2,806	2,631
Other	2,105	1,983
Inventories:
Finished and work in process	2,236	2,264
Material and supplies	568	522
Deferred income tax assets—current	270	235

Total current assets	8,675	8,847

Investments
Investment in nonconsolidated affiliates	1,439	1,359
Other investments	3,084	2,872
Noncurrent receivables	376	390

Total investments	4,899	4,621

Property
Property	24,194	24,276
Less accumulated depreciation	15,811	15,786

Net property	8,383	8,490

Other Assets
Goodwill (net of accumulated amortization—2000: $338; 1999: $351)	1,935	1,834
Deferred income tax assets—noncurrent	587	597
Deferred charges and other assets	1,203	1,110

Total other assets	3,725	3,541

Total Assets	$25,682	$25,499

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	Mar. 31, 2000	Dec. 31, 1999
	In millions (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$921	$692
Long-term debt due within one year	180	343
Accounts payable:
Trade	1,728	1,782
Other	1,233	1,087
Income taxes payable	262	178
Deferred income tax liabilities—current	50	38
Dividends payable	202	213
Accrued and other current liabilities	1,932	1,962

Total current liabilities	6,508	6,295

Long-Term Debt	4,800	5,022

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	821	839
Pension and other postretirement benefits—noncurrent	1,825	1,843
Other noncurrent obligations	2,091	2,219

Total other noncurrent liabilities	4,737	4,901

Minority Interest in Subsidiaries	404	408

Preferred Securities of Subsidiary	500	500

Temporary Equity
Preferred stock at redemption value	—	114
Guaranteed ESOP obligation	—	(64)

Total temporary equity	—	50

Stockholders' Equity
Common stock	818	818
Additional paid-in capital	1,483	1,321
Guaranteed ESOP obligation	(64)	—
Retained earnings	13,664	13,445
Accumulated other comprehensive income	(186)	(251)
Treasury stock at cost	(6,982)	(7,010)

Net stockholders' equity	8,733	8,323

Total Liabilities and Stockholders' Equity	$25,682	$25,499

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	Mar. 31, 2000	Mar. 31, 1999
	In millions (Unaudited)
Operating Activities
Net income available for common stockholders	$415	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316	310
Provision (credit) for deferred income tax	(16)	19
Undistributed earnings of nonconsolidated affiliates	(84)	(20)
Minority interests' share in income	16	27
Net gain on sales of property	(2)	(5)
Other net gain	(17)	(36)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(472)	181
Inventories	(6)	187
Accounts payable	134	(160)
Other assets and liabilities	(47)	157

Cash provided by operating activities	237	989

Investing Activities
Capital expenditures	(244)	(250)
Proceeds from sales of property	7	10
Purchases of consolidated companies	(197)	(4)
Investments in nonconsolidated affiliates	(30)	(22)
Purchases of investments	(859)	(677)
Proceeds from sales of investments	1,203	736

Cash used in investing activities	(120)	(207)

Financing Activities
Changes in short-term notes payable	140	(406)
Payments on long-term debt	(364)	(105)
Proceeds from issuance of long-term debt	1	169
Purchases of treasury stock	(1)	(119)
Proceeds from sales of common stock	49	32
Purchase of subsidiary preferred stock	—	(102)
Distributions to minority interests	(23)	(25)
Dividends paid to stockholders	(194)	(191)

Cash used in financing activities	(392)	(747)

Effect of Exchange Rate Changes on Cash	(3)	(3)

Summary
Increase (decrease) in cash and cash equivalents	(278)	32
Cash and cash equivalents at beginning of year	506	123

Cash and cash equivalents at end of period	$228	$155

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended
	Mar. 31, 2000	Mar. 31, 1999
	In millions (Unaudited)
Net Income Available for Common Stockholders	$415	$329

Other Comprehensive Income, Net of Tax
Unrealized gains on investments	89	81
Cumulative translation adjustments	(25)	(28)
Minimum Pension Liability	1	—

Total other comprehensive income	65	53

Comprehensive Income	$480	$382

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Operating Segments and Geographic Areas

	Three Months Ended
	Mar. 31, 2000	Mar. 31, 1999
	In millons (Unaudited)
Operating segment sales
Performance Plastics	$1,379	$1,263
Performance Chemicals	740	641
Agricultural Products	615	669
Plastics	1,379	918
Chemicals	675	512
Hydrocarbons and Energy	522	309
Unallocated and Other	71	105

Total	$5,381	$4,417

Operating segment EBIT
Performance Plastics	$208	$273
Performance Chemicals	103	124
Agricultural Products	90	81
Plastics	256	141
Chemicals	164	100
Hydrocarbons and Energy	10	(13)
Unallocated and Other	(68)	(51)

Total	$763	$655

Operating segment intersegment revenues
Performance Plastics	$3	$4
Performance Chemicals	8	3
Plastics	—	2
Chemicals	7	7
Unallocated and Other	(18)	(16)

Total	—	—

Geographic area sales
United States	$2,069	$1,834
Europe	1,932	1,574
Rest of World	1,380	1,009

Total	$5,381	$4,417

    The reconciliation between "Earnings before Interest, Income Taxes and Minority Interests (EBIT)" and "Income before Income Taxes and Minority Interests" consists of "Interest income" and "Interest expense and amortization of debt discount," and can be found in the Consolidated Statements of Income on page 3.

The Dow Chemical Company and Subsidiaries

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended Mar. 31, 2000
	Volume	Price	Total
	Percentage change from prior year
Operating segments
Performance Plastics	14%	(5)%	9%
Performance Chemicals	21%	(6)%	15%
Agricultural Products	(5)%	(3)%	(8)%
Plastics	18%	32%	50%
Chemicals	1%	31%	32%
Hydrocarbons and Energy	5%	64%	69%

Total	10%	12%	22%

Geographic areas
United States	3%	10%	13%
Europe	12%	11%	23%
Rest of World	17%	20%	37%

Total	10%	12%	22%

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

    On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999 that, in the view of the Proponents and the Shareholders, improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning's silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. The effectiveness of the Joint Plan remains subject to the resolution of these motions and appeals, which were heard by U. S. District Court Judge Denise Page Hood on April 12 and 13, 2000, but upon which she has not yet ruled. Accordingly, there can be no assurance at this time that the Joint Plan will become effective.

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

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued $345 million at March 31, 2000 for environmental matters, including $16 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

    A Canadian subsidiary entered into two 20-year agreements, one that expired in 1998 and one that expires in 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $92 million in 1999, $221 million in 1998 and $199 million in 1997.

    At December 31, 1999, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contract, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 1999 (in millions)
2000	$309
2001	296
2002	300
2003	281
2004	256
2005 through expiration of contracts	1,890

Total	$3,332

    In addition to the take or pay obligations at December 31, 1999, the Company had outstanding purchase commitments which range from one to 18 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $98 million. In general, such commitments were at prices not in excess of current market prices. The Company also had outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $253 million. The Company is also committed to lease manufacturing facilities under construction in Argentina and the Netherlands.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of The Dow Chemical Company and its subsidiaries (the Company). This section covers the current performance and outlook of the Company and each of its operating segments. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Company's operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Company's expectations will be realized.

FIRST QUARTER EARNINGS ANNOUNCEMENT (APRIL 27, 2000)

DOW ACHIEVES 24 PERCENT INCREASE IN EARNINGS PER SHARE ON RECORD FIRST QUARTER SALES

First Quarter of 2000 Highlights

  •
  Earnings per share increased 24 percent—$1.83 compared with $1.47 for the same period in 1999—continuing a positive trend in quarterly earnings year over year.

  •
  Setting a new record for the first quarter, Dow reported sales of $5.4 billion—an increase of nearly $1 billion from a year ago—on a 10 percent gain in volume and a 12 percent rise in prices.

  •
  EBIT rose 16 percent versus a year ago due to Dow's diverse business portfolio, despite higher raw material and energy costs that exceeded price increases.

  •
  The Company's broad geographic mix enabled it to capitalize on strong economic growth outside North America, with double-digit volume gains in Asia Pacific, Europe and Latin America.
	3 Months Ended March 31
	2000	1999
	(In millions, except for per share amounts)
Net Sales	$5,381	$4,417
Earnings Before Interest, Income Taxes and Minority Interests (EBIT)	763	655
Net Income Available for Common Shareholders	415	329
Earnings Per Common Share	1.83	1.47

Review of First Quarter Results

    The Dow Chemical Company today announced a 24 percent increase in earnings per share compared with a year ago, on record first quarter sales of $5.4 billion. Earnings before interest, income taxes and minority interests (EBIT) rose to $763 million, net income reached $415 million and earnings per share increased to $1.83.

    Compared with the first quarter of 1999, EBIT rose 16 percent—despite $700 million in higher energy and feedstock costs that were only partially offset by a $540 million rise in prices—due to double-digit volume gains, a diverse portfolio and improved contributions from joint ventures in Europe and Asia.

    "These excellent results continue Dow's positive trend of increasing quarterly earnings year over year and demonstrate once again our ability to overcome major hurdles such as the substantial rise in raw material and energy costs," said J. Pedro Reinhard, executive vice president and chief financial officer. "Dow's diverse business mix and broad geographic presence enabled us to fully capitalize on growth in a variety of businesses and regions around the globe."

    The nearly $1 billion rise in sales, compared with first quarter 1999, resulted from a 10 percent growth in volume and a 12 percent increase in prices. Volume was up in most segments, led by double-digit growth in Performance Chemicals, Performance Plastics and Plastics. Highest volume gains occurred outside North America, with increases of 26 percent in Asia Pacific, 12 percent in Europe and 10 percent in Latin America. Prices rose more than 30 percent in each of the basics segments—reflecting the steep rise in raw material and energy costs as well as balanced supply/demand conditions—while prices in the performance segments declined slightly.

    Performance Plastics and Performance Chemicals recorded strong volume gains of 14 and 21 percent, respectively, versus a year ago. EBIT in these segments declined, however, as margins were squeezed due to the spike in raw material and energy costs, which most heavily impacted Emulsion Polymers, Polyurethanes, and Epoxy Products and Intermediates. Although prices in these segments were down compared with first quarter 1999, local prices were up slightly from fourth quarter 1999 levels. Agricultural Products continued its good performance with an increase in EBIT of 11 percent versus a year ago, due to productivity gains and growth in new products.

    In the Plastics and Chemicals segments, EBIT climbed 74 percent from first quarter 1999 levels, with Plastics reporting a 50 percent increase in sales on gains in both volume and prices. The Chemicals segment benefited from higher prices, which outpaced higher feedstock and energy costs.

    Commenting on the outlook for the second quarter and beyond, Reinhard said, "We look forward to healthy volume growth in all businesses and improving margins as feedstock and energy prices stabilize." He added, "We are confident that Dow will achieve its long-term goal of increasing earnings per share 10 percent per year. For the next few years, we expect higher than trend-line growth, as we accelerate our strategy and focus on delivering long-term value to our shareholders."

Dow is a leading science and technology company that provides innovative chemical, plastic and agricultural products and services to many essential consumer markets. With annual sales of $19 billion, Dow serves customers in 162 countries and a wide range of markets that are vital to human progress, including food, transportation, health and medicine, personal and home care, and building and construction, among others. Committed to the principles of sustainable development, Dow and its 39,000 employees seek to balance economic, environmental and social responsibilities.

ACQUISITIONS AND DIVESTITURES

    In April 1995, the Company signed an agreement with Bundesanstalt für vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany, Buna Sow Leuna Olefinverbund (BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174 million. BvS will maintain a 20 percent ownership until the end of the reconstruction period, which is expected to be June 2000. After the reconstruction period, the Company will have a call option and BvS a put option for the remaining 20 percent of BSL for an additional investment of approximately $122 million. BvS is providing certain incentives during the reconstruction period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. Incentives relating to property construction reduce the basis of such property. Incentives relating to expenses during the reconstruction period are recognized as such expenses are incurred. The Company expects to include the financial results of BSL as a nonconsolidated affiliate until the end of the reconstruction period.

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

    On August 4, 1999, the Company and Union Carbide Corporation announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, Union Carbide stockholders will receive 0.537 of a share of Dow stock for each share of Union Carbide stock they own. Based upon Dow's closing price of $124 11/16 on August 3, 1999, the transaction was valued at $66.96 per Union Carbide share, or $11.6 billion in aggregate including the assumption of $2.3 billion of net debt. According to the agreement, the merger is subject to certain conditions including approval by Union Carbide stockholders and review by antitrust regulatory authorities in the United States, Europe and Canada. Union Carbide stockholders approved the merger on December 1, 1999. On May 3, 2000, the European Commission approved the merger subject to certain conditions. Antitrust reviews in the United States and Canada are in progress, with a second quarter 2000 closing anticipated. The transaction is expected to be accounted for as a pooling-of-interests.

    In October 1999, the Company acquired CanStates Holdings, Inc. and its subsidiary, ANGUS Chemical, from TransCanada PipeLines Limited for approximately $350 million. ANGUS Chemical is a global leader in the manufacture and marketing of specialty nitroparaffins and their derivatives which are sold into over 40 industries. Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

    In February 2000, the Company acquired Flexible Products Company of Marietta, Georgia, for approximately $160 million. Flexible Products Company is one of the largest polyurethane systems suppliers in North America and a leader in custom polyurethane foam formulations and dispensing technology. This acquisition is consistent with Dow's growth goals in polyurethanes and its commitment to the global formulated products and systems business. Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

CHANGES IN FINANCIAL CONDITION

    The following tables represent total debt and working capital at March 31, 2000 versus December 31, 1999.

	Mar. 31, 2000	Dec. 31, 1999	Increase (Decrease)
	In millions
Notes payable	$921	$692	$229
Long-term debt due within one year	180	343	(163)
Long-term debt	4,800	5,022	(222)

Total debt	$5,901	$6,057	$(156)

    At March 31, 2000, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $2.6 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling approximately $900 million are available for use by foreign subsidiaries.

	Mar. 31, 2000	Dec. 31, 1999	Increase (Decrease)
	In millions
Cash and cash equivalents	$228	$506	$(278)
Marketable securities and interest-bearing deposits	462	706	(244)
Accounts and notes receivable—net	4,911	4,614	297
Inventories:
Finished and work in process	2,236	2,264	(28)
Materials and supplies	568	522	46
Deferred income tax assets—current	270	235	35

Total current assets	8,675	8,847	(172)

Total current liabilities	6,508	6,295	213

Working capital	$2,167	$2,552	$(385)

    Operating activities provided cash of $237 million for the three months ended March 31, 2000. Additional cash was generated by sales of available-for-sale securities. Cash was used to reduce total debt, to acquire Flexible Products Company, and for capital expenditures and other normal activities. See the Consolidated Statements of Cash Flows and the Acquisitions and Divestitures section (above) for more detail.

Balance Sheet Ratios	Mar. 31, 2000	Dec. 31, 1999
Current assets over current liabilities	1.3:1	1.4:1
Days-sales-outstanding-in-receivables	44	45
Days-sales-in-inventory	65	66
Debt as a percentage of total capitalization	38.0%	39.5%

    At December 31, 1999, the balance of preferred stock issued to the employee stock ownership plan (ESOP) by the Company was 1.3 million shares. The preferred stock was redeemable in whole or in part at the Company's option any time after January 1, 2000 at $86.125 per share plus an amount equal to all accrued and unpaid dividends. On February 9, 2000, the Company exercised its option to redeem the preferred stock. On that same date, the trustee of the ESOP elected to convert the preferred stock into common stock at a ratio of 1:1.

    During the past three years, the Company repurchased 31.4 million shares of its common stock as part of its overall stock repurchase program, and at year-end 1999, net shares outstanding had been reduced by 19 percent since the beginning of 1995. Due to the pending merger with Union Carbide Corporation, the Company's 1997 authorization to repurchase Dow stock was terminated by the Board of Directors on August 3, 1999. In December 1999, the Company sold 3.5 million shares of common stock held in treasury in the open market for $431 million to facilitate the accounting treatment of the merger with Union Carbide as a pooling-of-interests, which is a condition to the completion of the merger. Average shares outstanding for the first three months of 2000 were 224 million, an increase of 2 percent from the average shares outstanding for the first three months of 1999.

    On April 28, 2000, the Company paid a quarterly dividend of 87 cents per share to shareholders of record on March 31, 2000. This was the 353rd consecutive quarterly dividend since 1912 and in each instance Dow has maintained or increased the dividend.

RESULTS OF OPERATIONS

    Following are selected data for the three months ended March 31, 2000 and 1999:

	Three Months Ended
	Mar. 31, 2000	Mar. 31, 1999
	Dollars in millions, except for share amounts
Sales	$5,381	$4,417
Cost of sales	4,169	3,276
% of sales	77%	74%
Research and development, selling, general and administrative expenses	622	582
Earnings before interest, income taxes and minority interests (EBIT)	763	655
% of sales	14%	15%
Effective tax rate	35.9%	36.3%
Net income available for common stockholders	$415	$329
Earnings per common share—basic	$1.85	$1.49
Earnings per common share—diluted	$1.83	$1.47
Operating rate percentage	86%	85%

    Net sales for the first quarter of 2000 were $5.4 billion, setting a new record for first quarter sales. Compared with $4.4 billion in the first quarter of 1999, net sales were up $964 million, or 22 percent, due to volume growth of 10 percent and increased prices of 12 percent. Volume was particularly strong in the Performance Plastics, Performance Chemicals and Plastics segments, with double-digit volume growth reported by all of the businesses within these segments. While increases in volume were reported in all geographic areas, the most notable increases occurred outside North America, with growth of 26 percent in Asia Pacific, 12 percent in Europe and 10 percent in Latin America. Selling prices, up in all geographic areas, rose $540 million in total for the Company, despite a 4 percent negative currency impact. Prices improved more than 30 percent in each of the basics segments, reflecting a steep rise in feedstock and energy costs as well as balanced supply/demand conditions. Prices in the performance segments, however, declined slightly.

    Operating expenses, which include research and development, selling, general and administrative expenses, were $622 million for the first quarter, up from $582 million for the same quarter last year. The increase reflects the Company's planned support of new business growth initiatives and the recent acquisition of ANGUS Chemical.

    Net income for the first quarter was $415 million or $1.83 per share (diluted), up 26 percent from $329 million or $1.47 per share (diluted) for the first quarter of 1999. Despite approximately $700 million in higher energy and feedstock costs that were only partially offset by the increase in selling prices, net income improved due to the strong volume gains, the Company's diverse business portfolio and improved contributions from joint ventures around the world.

PERFORMANCE PLASTICS

    Performance Plastics sales of $1,379 million were up 9 percent from $1,263 million in the first quarter of 1999. While volume improved 14 percent, prices declined 5 percent, including a 3 percent negative currency impact. EBIT for the segment was $208 million, down from $273 million last year, due to lower selling prices and increased raw material costs.

    Dow Automotive, Dow's first industry-focused global business unit, reported good results for the first quarter of 2000, with sales up 18 percent from a year ago. The increase in sales was due entirely to volume growth. Volume was up 19 percent on the strength of the global automotive industry. Prices overall were down slightly from last year. First quarter EBIT for the business was flat compared with last year due to increases in raw material costs that offset the increases in volume.

    Engineering Plastics sales for the quarter were up 19 percent from the same quarter last year, with volume up 22 percent and prices down 3 percent. All geographic areas reported double-digit volume growth, led by Asia Pacific which reported a greater than 60 percent increase in volume. Demand was particularly strong for polycarbonate and ABS. EBIT for the quarter was down slightly versus the first quarter of 1999 as higher raw material costs and the negative impact of currency on sales offset increased volume.

    Sales of Epoxy Products and Intermediates were up 8 percent from a year ago. Volume was up 12 percent, more than offsetting a 4 percent decline in prices (primarily due to negative currency impact). Volume growth was strongest in phenolics and liquid epoxy resins. Prices were down year over year, but showed some improvement from the fourth quarter in terms of local currency. EBIT for the business was down compared with the first quarter of 1999 due to lower prices, increased raw material costs and plant outages.

    Fabricated Products sales for the first quarter of 2000 were up 5 percent versus a year ago due to strong volume gains. Volume was up 10 percent, led by strong demand within the construction industry for Styrofoam brand insulation in Canada, Europe and Asia Pacific. Prices were down 5 percent, despite an environment of strong demand and higher feedstock costs. EBIT for the first quarter was relatively flat versus the same quarter last year as higher raw material costs offset volume growth.

    Polyurethanes sales for the first quarter were up 5 percent compared with the first quarter of 1999, driven by volume growth of 11 percent. Volume, up in all geographic areas, was particularly strong in North America and Asia Pacific. 2 percentage points of the volume increase resulted from the addition of Flexible Products Company, acquired in mid-February. Prices were down versus last year, with the largest declines reported in Europe. Lower prices, coupled with increased raw material costs, resulted in a decrease in EBIT for the business versus last year.

PERFORMANCE CHEMICALS

    Performance Chemicals sales of $740 million for the first quarter were up significantly from $641 million for the first quarter of 1999, as price declines of 6 percent were more than offset by volume gains of 21 percent. Approximately one third of the volume increase came from net acquisitions. First quarter EBIT for the segment was down from $124 million last year to $103 million this year, as the combination of lower selling prices, higher raw material costs and increased operating expenses (due to recent acquisitions) more than offset volume growth.

    Specialty Chemicals sales for the quarter were up 20 percent, with a 24 percent increase in volume and a 4 percent decline in prices (3 percent due to negative currency impact) versus the same quarter last year. Net of the acquisitions of ANGUS Chemical and Shell's synthetic rubber business, volume was up 12 percent from last year. Methocel cellulose ethers were sold out during the quarter, setting a new all-time record for quarterly sales. Demand was also up for alkanolamines, antimicrobials, liquid separations, oxygenated solvents, and Dow's contract manufacturing operations. EBIT for the first quarter improved versus last year as volume growth more than offset higher raw material costs, increased operating expenses due to acquisitions and lower selling prices.

    Emulsion Polymers sales increased 5 percent versus the first quarter of 1999 as volume growth of 13 percent exceeded an 8 percent decline in prices. Volume was particularly strong in the paper industry due to stronger economies around the world, dot.com advertising and an anticipated postage rate hike in the United States, which typically drives mail volumes up pre-increase. Sales were reduced 7 percent by the negative impact of currency, primarily in Europe. EBIT for the quarter was down from the same quarter last year due to significantly higher styrene monomer costs.

AGRICULTURAL PRODUCTS

    Sales of Agricultural Products for first quarter 2000 were down 8 percent compared with the same quarter of 1999, with a decrease in volume of 5 percent and lower prices of 3 percent. Volume was down in France due to pre-buying in the fourth quarter prior to the implementation of the Eco-Tax. Volume was also down versus the first quarter of 1999, due to last year's early spring in the United States and a pre-buying program for FirstRate herbicides, which accelerated sales of this new product in the first quarter of 1999. Prices were down due to competitive pressure and the negative impact of currency on sales in Europe. EBIT of $90 million for the quarter was up compared with $81 million for the first quarter of 1999, an 11 percent improvement resulting from Dow AgroSciences' cost reduction and business restructuring program announced last November and margin on new product growth. See the section entitled "1999 Special Charge" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.

PLASTICS

    Plastics sales in the first quarter of 2000 were $1,379 million, up 50 percent from $918 million a year ago. While volume increased 18 percent, prices rose 32 percent, net of a 6 percent negative currency impact. EBIT for the quarter was $256 million, up 82 percent from $141 million in first quarter 1999 due to strong volume growth and price increases that outpaced a sharp rise in raw material costs. Improved earnings from joint ventures around the world also contributed to the increase in EBIT.

    The Polyethylene business reported record sales and volume in the first quarter of 2000. Sales were up 54 percent versus the same quarter last year, with volume up 20 percent and prices up 34 percent. Volume and price improvements were reported in all geographic areas, with the highest volume increases reported in Europe and Asia Pacific. Prices increased following the surge in crude oil prices. Sales were particularly strong for Dowlex linear low density polyethylene resins and Elite enhanced polyethylene resins due to greater availability of octene versus the first quarter of 1999. Sales were also up due to the inclusion of sales from Safripol (previously reported in Unallocated and Other) and sales of polyethylene made available to Dow through the marketing and sales agreement with BSL as that joint venture nears the end of the reconstruction period. EBIT for the business was up significantly as increased volume and prices more than offset the hike in ethylene costs.

    Polystyrene sales increased 47 percent in the first quarter versus the same quarter of 1999 on increased volume, up 14 percent, and higher prices, up 33 percent. Demand was strong around the globe with product on order control in all four regions. Prices were also up around the globe due primarily to tight styrene monomer supply. Margins were relatively flat though, as price increases only kept pace with increases in styrene monomer costs. Sales were also up due to sales of polystyrene made available to Dow through the marketing and sales agreement with BSL as that joint venture nears the end of the reconstruction period. EBIT for the business was up significantly compared with first quarter 1999 due to increased volume.

    Polypropylene sales continued a strong growth trend, with volume up 50 percent in the first quarter. First quarter pricing was also up versus the same period last year. EBIT improved versus last year due to an overall improvement in business quality, with improved customer mix.

    First quarter EBIT for Insite Technology improved significantly compared with the same quarter last year, primarily due to an improvement in equity earnings from DuPont Dow Elastomers L.L.C. on higher sales and lower structural costs, following the restructuring of that joint venture in 1999.

CHEMICALS

    First quarter sales for the Chemicals segment were $675 million, up 32 percent compared with $512 million in the first quarter of 1999. Prices rose 31 percent during the quarter, with increases reported in all geographic areas. Volume, up 1 percent overall, was strong in Asia Pacific and Europe, but off in North America (due to lower calcium chloride sales and volume lost from exiting magnesium-related businesses) and Latin America. Caustic sales were down versus last year primarily due to price declines, as heavy chlorine demand increased caustic availability in the industry. Vinyl chloride monomer (VCM) sales were up significantly on strong volume and price increases to levels that were almost double first quarter 1999 prices. Ethylene glycol (EG) sales were up for the quarter, with increases in both price and volume seen globally. Demand for propylene glycol was strong during the quarter, but prices remained under pressure, especially in North America. EBIT for the segment was $164 million, up from $100 million in first quarter 1999. EBIT improved due to higher prices and increased volume for VCM and EG that offset lower caustic prices and higher feedstock and energy costs.

HYDROCARBONS AND ENERGY

    Hydrocarbons and Energy sales were up $213 million from the first quarter last year to $522 million this year, an increase of 69 percent, driven by higher prices. Refinery sales prices were up in the quarter due to significantly higher crude oil costs. EBIT for the quarter was $10 million compared with a loss of $13 million for the first quarter of 1999.

UNALLOCATED AND OTHER

    Sales for Unallocated and Other were down in the first quarter of 2000 due to the integration of Safripol into the Plastics segment. Sales and results for Safripol were previously reported in Unallocated and Other. EBIT for Unallocated and Other was a loss of $68 million for the first quarter, compared with a loss of $51 million for the first quarter of 1999, due in part to the Company's investment in new business growth.

COMPANY SUMMARY

Operating Rate

    The Company's global plant operating rate for its chemicals and plastics businesses was 86 percent compared with 85 percent in the first quarter of 1999.

Equity in Earnings of Nonconsolidated Affiliates

    Equity in earnings of nonconsolidated affiliates was $88 million in the first quarter of 2000, up from $25 million in the first quarter of 1999 due to improved performance by several of the Company's joint ventures around the world. These improvements were due in part to economic recovery in Asia Pacific and Latin America. Dupont Dow Elastomers L.L.C., Gurit-Essex AG, several joint ventures in

Thailand, and Triunfo were among the joint ventures that reported improved earnings. Equity in earnings was also improved by a greater contribution from BSL as that joint venture nears the end of the reconstruction period.

Sundry Income—Net

    Sundry income includes a variety of income and expense items such as royalty income, the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for the first quarter of 2000 was $94 million compared with $68 million in the first quarter of 1999. Sundry income for the quarter included positive economic hedging results, which helped offset some of the negative impact of currency on sales, and gains on sales of available-for-sale securities.

Interest Income and Expense

    The net total of interest expense (net of capitalized interest) and interest income was $89 million for the first quarter, down $6 million from the first quarter of 1999. Net expense decreased primarily due to higher interest income.

Provision for Taxes on Income

    The effective tax rate for the first quarter was 35.9 percent compared with 36.3 percent for the same quarter of 1999.

1999 Special Charge

    In the fourth quarter of 1999, a special charge of $94 million was recorded for a cost reduction and business restructuring program in the Agricultural Products segment. The program, which was announced in November, impacts operations in the United States, Europe, Middle East/Africa and Latin America, and is expected to be completed in 2000. The fourth quarter charge included severance of $51 million for approximately 700 employees, asset write-offs of $26 million, and inventory write-offs of $17 million. During the first quarter of 2000, $24 million of the severance reserve was used to reduce headcount by 205 individuals, leaving a balance of $27 million for an estimated additional headcount reduction of approximately 500. Seeds inventory was written off during the first quarter, fully utilizing the inventory reserve. The quarter-end balance for additional asset write-offs related to the plan was $21 million.

Outlook

    The strength of the global economy should continue to help the chemical industry. Many industries are reporting tight supply, mostly driven by demand growth rather than capacity issues. Strong derivative demand should mitigate the effect of the new ethylene capacity coming on in the second half of 2000. Styrene monomer may remain tight into the fourth quarter. The chlor-alkali chain is expected to benefit from improved economic conditions, keeping chlorine supply/demand closely balanced in the second quarter, though caustic balances are weaker. Oil and gas prices spiked in mid-first quarter, before falling back at quarter-end. Oil and gas pricing is expected to remain flat to slightly down from quarter-end levels, with oil in approximately the $22-25 per barrel range.

    Dow's outlook for the second quarter is positive, based on generally rising sequential pricing in both basics and performance businesses, with an expectation of lower feedstock costs for the quarter. Most businesses should see expanded margins. One exception may be the performance businesses with propylene-based products, as the cost of propylene is expected to continue to rise into the second quarter. Seasonally, the second quarter is usually the strongest volume quarter, due to construction pickup and the agricultural growing season in the Northern Hemisphere. Dow AgroSciences expects good sales growth in the quarter, particularly from several new products.

    Good volume growth for polyethylene is expected to continue, along with improved margins from upward price momentum going into the quarter and an expectation of lower feedstock costs. Polystyrene pricing is expected to rise for the third straight quarter due to tight styrene monomer supply worldwide.

    VCM pricing will likely continue to trend upward into the second quarter due to higher ethylene and PVC values and strong demand. Caustic pricing is uncertain; the current weakness in spot prices raises questions about the direction of contractual pricing over the next two quarters.

    Trends into the second quarter appear favorable for Dow, with strong volumes and increasing margins anticipated. Into the future, Dow looks forward to solid business results following the pending merger and integration of Union Carbide.

ACCOUNTING POLICIES

    In 1999, the Company adopted the following new accounting pronouncements:

  •
  The American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires capitalization of certain internal-use computer software costs. SOP 98-1 was adopted by the Company on January 1, 1999. The Company's previous accounting policy was to expense such costs as incurred; therefore, adoption of this statement resulted in a favorable, though immaterial, initial impact on earnings.

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

In addition, the Company is assessing the impact of the following standard:

  •
  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In March 2000, the FASB issued a proposed amendment to SFAS No. 133. The comment period ended in April and the FASB continues to deliberate potential changes. Based on the new effective date and potential changes, the Company will adopt SFAS No. 133 on January 1, 2001, and has not yet determined the impact of adoption on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Dow's business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. A secondary objective is to add value by creating additional exposure within established limits and policies. The potential impact of creating such additional exposures is not material to the Company's results.

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

*
Using a 95 percent confidence level

    Management believes there have been no material changes in market risk or in risk management policies since December 31, 1999.

PART II—OTHER INFORMATION

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

    On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999 that, in the view of the Proponents and the Shareholders, improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning's silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. The effectiveness of the Joint Plan remains subject to the resolution of these motions and appeals, which were heard by U. S. District Court Judge Denise Page Hood on April 12 and 13, 2000, but upon which she has not yet ruled. Accordingly, there can be no assurance at this time that the Joint Plan will become effective.

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

  (b)
  Reports on Form 8-K.

    The following Current Reports on Form 8-K were filed by the Company during the first quarter of 2000:

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

The following trademarks of The Dow Chemical Company appear in this report:  Dowlex, Elite, Insite, Methocel, Styrofoam

The following trademark of Dow AgroSciences LLC appears in this report:  FirstRate

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant

Date: May 9, 2000

/s/ G. MICHAEL LYNCH G. Michael Lynch Vice President & Controller

QuickLinks

THE DOW CHEMICAL COMPANY TABLE OF CONTENTS
SIGNATURE