Form 10-Q
period 2000-06-30
DOW CHEMICAL CO /DE/
filed 2000-08-11
CIK 29915

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

FOR THE QUARTER ENDED June 30, 2000

Commission file number 1-3433

THE DOW CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-1285128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2030 DOW CENTER, MIDLAND, MICHIGAN	48674
(Address of principal executive offices)	(Zip Code)

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

Class	Outstanding at June 30, 2000
Common Stock, $2.50 par value	678,216,512 shares

THE DOW CHEMICAL COMPANY

PART I.—FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (Notes A and C)

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except for per share amounts (Unaudited)	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Net Sales	$5,630	$4,619	$11,011	$9,036

Cost of Sales	4,250	3,395	8,419	6,671
Research and development expenses	219	223	431	415
Selling, general and administrative expenses	372	374	782	764
Amortization of intangibles	29	27	66	54
Insurance and finance company operations, pretax income	10	31	38	61
Equity in earnings of nonconsolidated affiliates	78	22	166	47
Sundry income—net	78	89	172	157

Earnings before Interest, Income Taxes and Minority Interests	926	742	1,689	1,397

Interest income	26	27	55	52
Interest expense and amortization of debt discount	124	121	242	241

Income before Income Taxes and Minority Interests	828	648	1,502	1,208

Provision for income taxes	282	228	524	431
Minority interests' share in income	19	8	35	35
Preferred stock dividends	—	2	1	3

Net Income Available for Common Stockholders	$527	$410	$942	$739

Share Data (Note B)
Earnings per common share—basic	$0.78	$0.62	$1.40	$1.12
Earnings per common share—diluted	$0.77	$0.61	$1.38	$1.10
Common stock dividends declared per share	$0.29	$0.29	$0.58	$0.58
Weighted-average common shares outstanding—basic	677.4	661.8	675.2	661.2
Weighted-average common shares outstanding—diluted	683.9	675.3	683.1	673.2

Depreciation	$290	$281	$560	$557

Capital Expenditures	$344	$347	$588	$597

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

Note
B:  On May 11, 2000, the Company's Board of Directors approved a three-for-one split of the Company's common stock, payable on June 16, 2000 to shareholders of record on May 23, 2000. All share data for prior periods has been restated to reflect the split.

Note
C:  The Consolidated Financial Statements reflect the consolidation of BSL effective June 1, 2000. See Acquisitions and Divestitures on page 15 for further detail.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2000	Dec. 31, 1999
Assets
Current Assets
Cash and cash equivalents	$190	$506
Marketable securities and interest-bearing deposits	221	706
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2000: $96; 1999: $107)	2,596	2,631
Other	2,102	1,983
Inventories:
Finished and work in process	2,516	2,264
Materials and supplies	614	522
Deferred income tax assets—current	177	235

Total current assets	8,416	8,847

Investments
Investment in nonconsolidated affiliates	1,127	1,359
Other investments	2,902	2,872
Noncurrent receivables	405	390

Total investments	4,434	4,621

Property
Property	25,095	24,276
Less accumulated depreciation	16,109	15,786

Net property	8,986	8,490

Other Assets
Goodwill (net of accumulated amortization—2000: $358; 1999: $351)	1,883	1,834
Deferred income tax assets—noncurrent	1,787	597
Deferred charges and other assets	1,256	1,110

Total other assets	4,926	3,541

Total Assets	$26,762	$25,499

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2000	Dec. 31, 1999
Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$1,378	$692
Long-term debt due within one year	432	343
Accounts payable:
Trade	1,852	1,782
Other	1,113	1,087
Income taxes payable	221	178
Deferred income tax liabilities—current	57	38
Dividends payable	220	213
Accrued and other current liabilities	2,077	1,962

Total current liabilities	7,350	6,295

Long-Term Debt	4,522	5,022

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	838	839
Pension and other postretirement benefits—noncurrent	1,825	1,843
Other noncurrent obligations	2,262	2,219

Total other noncurrent liabilities	4,925	4,901

Minority Interest in Subsidiaries	404	408

Preferred Securities of Subsidiary	500	500

Temporary Equity
Preferred stock at redemption value	—	114
Guaranteed ESOP obligation	—	(64)

Total temporary equity	—	50

Stockholders' Equity
Common stock	2,453	818
Additional paid-in capital	2	1,321
Guaranteed ESOP obligation	(64)	—
Retained earnings	13,893	13,445
Accumulated other comprehensive income	(253)	(251)
Treasury stock at cost	(6,970)	(7,010)

Net stockholders' equity	9,061	8,323

Total Liabilities and Stockholders' Equity	$26,762	$25,499

See Notes to Financial Statements.

The Dow Chemical Company and Subsidaries

Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	June 30, 2000	June 30, 1999
Operating Activities
Net income available for common stockholders	$942	$739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	645	626
Provision (credit) for deferred income tax	(125)	68
Undistributed earnings of nonconsolidated affiliates	(157)	(36)
Minority interests' share in income	35	35
Net gain on sales of property	(7)	(50)
Other net gain	(28)	(76)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(327)	436
Inventories	(212)	218
Accounts payable	179	(226)
Other assets and liabilities	(75)	159

Cash provided by operating activities	870	1,893

Investing Activities
Capital expenditures	(588)	(597)
Proceeds from sales of property	14	95
Purchases of consolidated companies	(416)	(99)
Investments in nonconsolidated affiliates	(62)	(79)
Purchases of investments	(1,558)	(1,458)
Proceeds from sales of investments	2,355	1,471

Cash used in investing activities	(255)	(667)

Financing Activities
Changes in short-term notes payable	(217)	(547)
Payments on long-term debt	(396)	(150)
Proceeds from issuance of long-term debt	8	257
Purchases of treasury stock	(3)	(319)
Proceeds from sales of common stock	108	144
Purchase of subsidiary preferred stock	—	(102)
Distributions to minority interests	(35)	(24)
Dividends paid to stockholders	(389)	(386)

Cash used in financing activities	(924)	(1,127)

Effect of Exchange Rate Changes on Cash	(7)	(4)

Summary
Increase (decrease) in cash and cash equivalents	(316)	95
Cash and cash equivalents at beginning of year	506	123

Cash and cash equivalents at end of period	$190	$218

See Notes to Financial Statements.

The Dow Chemical Company and Subsidaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Net Income Available for Common Stockholders	$527	$410	$942	$739

Other Comprehensive Income, Net of Tax
Unrealized gains (losses) on investments	(23)	19	66	100
Cumulative translation adjustments	(44)	(25)	(69)	(53)
Minimum pension liability	—	—	1	—

Total other comprehensive income	(67)	(6)	(2)	47

Comprehensive Income	$460	$404	$940	$786

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Operating Segments and Geographic Areas

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Operating segment sales
Performance Plastics	$1,471	$1,297	$2,850	$2,560
Performance Chemicals	766	656	1,506	1,297
Agricultural Products	677	664	1,292	1,333
Plastics	1,349	1,022	2,728	1,940
Chemicals	693	541	1,368	1,053
Hydrocarbons and Energy	587	363	1,109	672
Unallocated and Other	87	76	158	181

Total	$5,630	$4,619	$11,011	$9,036

Operating segment EBIT
Performance Plastics	$189	$294	$397	$567
Performance Chemicals	98	149	201	273
Agricultural Products	158	159	248	240
Plastics	300	89	556	230
Chemicals	175	89	339	189
Hydrocarbons and Energy	5	23	15	10
Unallocated and Other	1	(61)	(67)	(112)

Total	$926	$742	$1,689	$1,397

Operating segment intersegment revenues
Performance Plastics	$3	$2	$6	$6
Performance Chemicals	7	4	15	7
Plastics	—	—	—	2
Chemicals	9	7	16	14
Unallocated and Other	(19)	(13)	(37)	(29)

Total	—	—	—	—

Geographic area sales
United States	$2,284	$1,922	$4,353	$3,756
Europe	1,888	1,517	3,820	3,091
Rest of World	1,458	1,180	2,838	2,189

Total	$5,630	$4,619	$11,011	$9,036

    The reconciliation between "Earnings before Interest, Income Taxes and Minority Interests (EBIT)" and "Income before Income Taxes and Minority Interests" consists of "Interest income" and "Interest expense and amortization of debt discount," and can be found in the Consolidated Statements of Income on page 3.

The Dow Chemical Company and Subsidiaries

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended June 30, 2000			Six Months Ended June 30, 2000
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	14%	(1)%	13%	13%	(2)%	11%
Performance Chemicals	20%	(3)%	17%	20%	(4)%	16%
Agricultural Products	5%	(3)%	2%	1%	(4)%	(3)%
Plastics	2%	30%	32%	8%	33%	41%
Chemicals	3%	25%	28%	3%	27%	30%
Hydrocarbons and Energy	6%	56%	62%	9%	56%	65%

Total	9%	13%	22%	9%	13%	22%

Geographic areas
United States	9%	10%	19%	6%	10%	16%
Europe	11%	13%	24%	12%	12%	24%
Rest of World	7%	17%	24%	11%	19%	30%

Total	9%	13%	22%	9%	13%	22%

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

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued $339 million at June 30, 2000 for environmental matters, including $11 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

SECOND QUARTER EARNINGS ANNOUNCEMENT (JULY 27, 2000)

DOW REPORTS 26 PERCENT INCREASE IN EARNINGS PER SHARE FOR SECOND QUARTER

Second Quarter of 2000 Highlights

  •
  Earnings per share of $0.77 were up 26 percent from the same quarter a year ago.

  •
  Sales grew 22 percent to a record $5.6 billion with all businesses and geographies achieving higher sales.

  •
  EBIT rose 25 percent to $926 million, compared with second quarter 1999, despite higher feedstock and energy costs.

  •
  The Company continued to benefit from its balanced business portfolio as the performance segments recorded a double-digit gain in volume and the basics segments achieved substantial improvements in price.

Note: Earnings per share amounts for prior periods have been restated to reflect Dow's three-for-one stock split, which was effective June 16, 2000.

	3 Months Ended June 30		6 Months Ended June 30
(In millions, except for per share amounts)	2000	1999	2000	1999
Net Sales	$5,630	$4,619	$11,011	$9,036
Earnings Before Interest, Income Taxes and Minority Interests (EBIT)	926	742	1,689	1,397
Net Income Available for Common Stockholders	527	410	942	739
Earnings Per Common Share	$0.77	$0.61	$1.38	$1.10

Review of Second Quarter Results

    The Dow Chemical Company today announced earnings per share of $0.77, a 26 percent increase from the same quarter a year ago. Sales grew to a record $5.6 billion, up 22 percent.

    Earnings before interest, income taxes and minority interests (EBIT) rose by 25 percent compared with second quarter 1999, reaching $926 million—despite higher hydrocarbon feedstock and energy costs—due to strong volume and improved pricing.

    "Dow's diverse business mix and broad geographic presence played key roles as we once again achieved favorable year-over-year comparisons in earnings," said J. Pedro Reinhard, executive vice president and chief financial officer. "We are trending above our long-term goal of growing earnings per share by 10 percent per year," he added.

    Sales for the quarter rose 22 percent versus the same period a year ago, on a 13 percent improvement in price and a 9 percent increase in volume, with all businesses and geographies recording higher sales.

    The Company capitalized on its balanced portfolio. Volume was up in all segments compared with second quarter 1999, led by double-digit increases in Performance Chemicals and Performance Plastics. Substantial price increases in the basics segments more than offset the steep rise in raw material and energy costs in those segments.

    The Company benefited from its global presence as well as solid economic growth around the world, achieving volume and price increases in all geographies. Volume growth was led by Europe and Asia Pacific, which each posted gains of more than 10 percent.

    The Performance Chemicals and Performance Plastics segments continued on a solid growth track. Both segments recorded substantial gains in volume from second quarter 1999—up 20 percent in Performance Chemicals and 14 percent in Performance Plastics. However, sharp increases in raw material costs resulted in a decline in EBIT compared with the same period last year. Price was down slightly from a year ago, but stabilized versus first quarter 2000.

    In the Agricultural Products segment, EBIT was $158 million, essentially flat compared with second quarter 1999. Growth in new products and continued productivity improvements mitigated the impact of adverse conditions worldwide in the agricultural industry while supporting continued investment in biotechnology.

    In the Chemicals and Plastics segments, EBIT rose sharply from a year ago, due to solid volume and substantial improvements in price, which outpaced the rise in raw material and energy costs.

    Commenting on the outlook for the remainder of the year, Reinhard said, "Based on our expectations of favorable economic growth around the world and stabilizing feedstock and energy costs, we are optimistic that we will achieve positive year-over-year results in the second half despite some short-term weakening in certain industry fundamentals." He added, "We remain confident in our strategy, which is focused on long-term value growth for our shareholders."

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

ACQUISITIONS AND DIVESTITURES

    In April 1995, the Company signed an agreement with Bundesanstalt für vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany, Buna Sow Leuna Olefinverbund (BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995, and the Company began a reconstruction program of the sites. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174 million; BvS maintained 20 percent ownership. The Company had a call option and BvS a put option for the remaining 20 percent of BSL after the reconstruction period. In May 2000, the Company announced the completion of the reconstruction program and, for an additional investment of $155 million, acquired the remaining 20 percent of BSL. On June 1, 2000, BSL became a wholly owned subsidiary of the Company and, beginning on that date, the financial results of BSL are fully consolidated. Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for the acquisition of the remaining 20 percent. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

    BvS provided certain incentives during the reconstruction period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. Incentives related to property construction reduced the basis of such property. Incentives related to expenses during the reconstruction period were recognized as such expenses were incurred. During the reconstruction period, the Company included the financial results of BSL as a nonconsolidated affiliate.

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

    In January 1996, DowElanco entered into agreements with Mycogen Corporation and the Lubrizol Corporation for transactions through which DowElanco, for a cash investment of $158 million, acquired a 47 percent equity stake in Mycogen and Mycogen acquired DowElanco's United Agriseeds subsidiary. In December 1996, DowElanco increased its equity stake in Mycogen to more than 50 percent. During the first quarter of 1998, Dow AgroSciences (formerly named DowElanco) invested an additional $121 million in Mycogen, increasing its ownership to 69 percent. In November 1998, following the expiration of a tender offer, the Company completed the acquisition of all remaining shares for $418 million. Mycogen is a diversified agribusiness and biotechnology company that develops and markets seeds and value-added traits for genetically enhanced crops.

    In December 1998, the Company and United Technologies Corporation sold the business and certain assets of their 50:50 joint venture, Dow-United Technologies Composite Products, Inc., to GKN Westland Aerospace, Inc., a unit of GKN plc, of the United Kingdom.

    On August 4, 1999, the Company and Union Carbide Corporation announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, Union Carbide stockholders will receive 1.611 shares of Dow stock (on a post-split basis) for each share of Union Carbide stock they own. Based upon Dow's closing price of $124 11/16 (pre-split) on August 3, 1999, the transaction was valued at $66.96 per Union Carbide share, or $11.6 billion in aggregate including the assumption of $2.3 billion of net debt. According to the agreement, the merger is subject to certain conditions including approval by Union Carbide stockholders and review by antitrust regulatory authorities in the United States, Europe and Canada. Union Carbide stockholders approved the merger on December 1, 1999. On May 3, 2000, the European Commission approved the merger subject to certain conditions. Antitrust reviews in the United States and Canada are in progress, with a third quarter 2000 closing anticipated. The transaction is expected to be accounted for as a pooling-of-interests.

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

CHANGES IN FINANCIAL CONDITION

    The following tables represent total debt and working capital at June 30, 2000 versus December 31, 1999:

In millions	June 30, 2000	Dec. 31, 1999	Increase (Decrease)
Notes payable	$1,378	$692	$686
Long-term debt due within one year	432	343	89
Long-term debt	4,522	5,022	(500)

Total debt	$6,332	$6,057	$275

    At June 30, 2000, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $3.1 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling approximately $1 billion are available for use by foreign subsidiaries.

In millions	June 30, 2000	Dec. 31, 1999	Increase (Decrease)
Cash and cash equivalents	$190	$506	$(316)
Marketable securities and interest-bearing deposits	221	706	(485)
Accounts and notes receivable—net	4,698	4,614	84
Inventories:
Finished and work in process	2,516	2,264	252
Materials and supplies	614	522	92
Deferred income tax assets—current	177	235	(58)

Total current assets	8,416	8,847	(431)

Total current liabilities	7,350	6,295	1,055

Working capital	$1,066	$2,552	$(1,486)

    Operating activities provided cash of $870 million for the six months ended June 30, 2000. Additional cash of $797 million was generated by sales of available-for-sale securities in excess of purchases of similar securities. Cash was used primarily for acquisitions (Flexible Products Company, General Latex and BSL), to reduce long-term debt, to pay dividends and for capital expenditures. See the Consolidated Statements of Cash Flows and the Acquisitions and Divestitures section (above) for more detail.

Balance Sheet Ratios	June 30, 2000	Dec. 31, 1999
Current assets over current liabilities	1.1:1	1.4:1
Days-sales-outstanding-in-receivables	45	45
Days-sales-in-inventory	72	66
Debt as a percentage of total capitalization	38.9%	39.5%

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

    On May 11, 2000, stockholders approved a measure to increase the number of authorized common shares from 500 million to 1.5 billion at the Company's 103rd Annual Meeting, and Dow's Board of Directors approved a three-for-one split of the Company's common stock. On June 16, 2000, Dow stockholders received two additional shares of stock for each share they owned on the record date of May 23, 2000. On a post-split basis, average shares outstanding for the first six months of 2000 were

675 million, an increase of 2 percent compared with the average shares outstanding for the first six months of 1999. The par value of $2.50 per common share remains unchanged.

    On July 28, 2000, the Company paid a quarterly dividend of 29 cents per share (equivalent to 87 cents per share on a pre-split basis) to shareholders of record on June 30, 2000. This was the 354th consecutive quarterly dividend since 1912 and in each instance Dow has maintained or increased the dividend.

RESULTS OF OPERATIONS

    Following are selected data for the three months and six months ended June 30, 2000 and 1999:

	Three Months Ended		Six Months Ended
Dollars in millions, except for share amounts	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Sales	$5,630	$4,619	$11,011	$9,036
Cost of sales	4,250	3,395	8,419	6,671
% of sales	75%	74%	76%	74%
Research and development, selling, general and administrative expenses	591	597	1,213	1,179
Earnings before interest, income taxes and minority interests (EBIT)	926	742	1,689	1,397
% of sales	16%	16%	15%	15%
Effective tax rate	34.1%	35.2%	34.9%	35.7%
Net income available for common stockholders	$527	$410	$942	$739
Earnings per common share—basic	$0.78	$0.62	$1.40	$1.12
Earnings per common share—diluted	$0.77	$0.61	$1.38	$1.10
Operating rate percentage	91%	86%	88%	86%

    Net sales for the second quarter of 2000 were $5.6 billion, a new quarterly record for sales. Compared with $4.6 billion in the second quarter of 1999, net sales were up $1.0 billion, or 22 percent, with volume growth of 9 percent and increased prices of 13 percent. Volume was particularly strong in Performance Plastics and Performance Chemicals, with double-digit volume growth reported by most of the businesses within these segments. While volume increases were recorded in all geographic areas, the most notable growth occurred in Asia Pacific, up 12 percent, and Europe, up 11 percent. Sales prices were up approximately $590 million in total for the Company, with double-digit increases recorded in all geographic areas. Prices improved 25 percent or more in each of the basics segments, reflecting a steep rise in feedstock and energy costs as well as balanced supply/demand conditions. Prices in the performance segments, however, declined slightly. Year to date, net sales of $11.0 billion were up 22 percent from $9.0 billion last year due to price increases of 13 percent and volume growth of 9 percent.

    Operating expenses; which include research and development, selling, general and administrative expenses; were $591 million for the second quarter, down slightly from $597 million for the same quarter last year. Compared with last year, operating expenses for the first half of the year were up $34 million, reflecting the Company's planned support of new business growth initiatives and recent acquisitions.

    Net income for the second quarter of 2000 was $527 million or $0.77 per share (diluted), up 29 percent from $410 million or $0.61 per share (diluted) for the second quarter of 1999. Despite an increase of almost 60 percent in energy and feedstock costs that were not entirely offset by the increase in selling prices, net income improved due to strong volume gains, the Company's diverse business portfolio and geographic presence, and improved contributions from joint ventures around the world. Net income for the first half of 2000 was $942 million, up 27 percent from $739 million for the same period last year.

PERFORMANCE PLASTICS

    Performance Plastics sales of $1,471 million for the second quarter were up 13 percent from $1,297 million in the second quarter of 1999. While volume improved 14 percent, prices declined 1 percent, including a 3 percent negative currency impact. Excluding acquisitions, volume was up 11 percent. EBIT for the segment was $189 million, down from $294 million last year, due to lower selling prices and increased raw material costs.

    Dow Automotive, the Company's first industry-focused global business unit, reported good results for the second quarter of 2000, with sales up 17 percent from a year ago. The increase in sales was driven by volume growth, up significantly on the strength of the global automotive industry. Prices overall declined slightly from last year. Second quarter EBIT for the business was down from last year due to lower selling prices and increased raw material costs that more than offset the increase in volume.

    Engineering Plastics sales for the quarter were up 31 percent from the same quarter last year, with volume growth of 27 percent and price improvement of 4 percent. Volume, up significantly in all geographic areas, was particularly strong for nylon in North America and polycarbonate in Europe and North America. EBIT for the quarter improved significantly from the second quarter of 1999 as increases in sales volume and price exceeded higher raw material costs.

    Sales of Epoxy Products and Intermediates were up 13 percent from last year, with volume growth of 12 percent and a 1 percent rise in prices. Volume was strong in all geographic areas, led by demand for allylics, phenolics and liquid epoxy resins in North America. The slight improvement in prices during the quarter was not enough to offset increases in hydrocarbon raw material costs. Consequently, EBIT for the quarter was down compared with the same quarter last year.

    Fabricated Products sales for the second quarter of 2000 were up marginally compared with the same quarter last year. A slight increase in volume was largely offset by the negative impact of currency on sales. Volume for engineered films and laminates was up 12 percent with strong demand in all geographic areas. Volume for Styrofoam brand insulation was down compared with last year, due to lower residential demand in North America and Europe. EBIT for the second quarter was down versus the same quarter last year, impacted by higher raw material costs and the cost of converting blowing agent equipment.

    Polyurethanes sales for the second quarter were up 13 percent compared with the second quarter of 1999, driven by volume growth of 15 percent. Excluding acquisitions (Flexible Products Company and General Latex), volume was up 7 percent. Overall, volume was particularly strong in North America and Asia Pacific. Product demand was led by toluene diisocyanate, up more than 50 percent. Prices were down slightly versus last year. Raw material costs for the business increased significantly year over year, with propylene more than double last year's cost and benzene up more than 50 percent. Lower prices, coupled with increased raw material costs, resulted in a decrease in EBIT for the business versus last year.

    For the first six months of the year, Performance Plastics sales were $2,850 million, up 11 percent from $2,560 million for the same period last year. Volume growth of 13 percent was partially offset by a 2 percent decline in prices. Excluding acquisitions, volume was up 11 percent. Year to date, EBIT was $397 million compared with $567 million last year, reflecting the impact of increased raw material costs and lower selling prices.

PERFORMANCE CHEMICALS

    Performance Chemicals sales of $766 million for the second quarter were up significantly from $656 million for the second quarter of 1999, as volume gains of 20 percent more than offset price declines of 3 percent. Approximately half of the volume increase came from acquisitions. Second quarter EBIT for the segment was down from $149 million last year to $98 million this year, as the combination of lower selling prices and higher raw material costs more than offset volume growth.

    Specialty Chemicals sales for the quarter were up 18 percent, with a 21 percent increase in volume and a 3 percent decline in prices versus the same quarter last year. Net of acquisitions (ANGUS Chemical and Shell's synthetic rubber business), volume was up 8 percent. Demand for Methocel cellulose ethers continued to be high, setting a new all-time record for quarterly sales. Demand was also up for acrylic acid, alkanolamines, antimicrobials and oxygenated solvents. EBIT for the second quarter declined compared with last year as higher raw material costs, increased operating expenses due to acquisitions and lower selling prices more than offset volume growth.

    Emulsion Polymers sales increased 13 percent versus the second quarter of 1999 as volume improved 14 percent and prices declined 1 percent. Volume was particularly strong in the paper industry due to strong economies around the world and increased advertising. EBIT for the quarter was down from the same quarter last year due to significantly higher styrene monomer and butadiene costs.

    Performance Chemicals sales for the first half of 2000 were $1,506 million, up 16 percent from $1,297 million, on a 20 percent increase in volume partially offset by a 4 percent decline in prices. Year to date, EBIT for the segment was $201 million, down from $273 million last year due to lower selling prices, higher raw material costs and increased operating costs from acquisitions.

AGRICULTURAL PRODUCTS

    Sales of Agricultural Products for second quarter 2000 were $677 million, up 2 percent from $664 million last year. Volume for the segment grew 5 percent, despite continued adverse conditions in the global farm economy. Demand for traditional agricultural chemicals and new products was strong, offsetting a decline in seed sales. Prices were down 3 percent versus last year due to competitive pressure and the negative impact of currency on sales in Europe. EBIT of $158 million for the quarter was essentially flat compared with the second quarter of 1999. Growth in new products and continued improvement from Dow AgroSciences' cost reduction and business restructuring program announced last November mitigated the impact of adverse conditions worldwide and supported continued research investment in biotechnology. See the section entitled "1999 Special Charge" on page 23 for further details on Dow AgroSciences' restructuring program.

    In June 2000, Dow AgroSciences reached agreement with the U.S. Environmental Protection Agency on changes in the use of insecticides containing chlorpyrifos. These changes are not expected to have a material impact on the Company's results.

    Sales for the segment were $1,292 million for the first six months of this year, down 3 percent from $1,333 million in 1999. While volume improved 1 percent, prices declined 4 percent. Year to date, EBIT was $248 million, up 3 percent compared with EBIT of $240 million for the first half of 1999.

PLASTICS

    Plastics sales in the second quarter of 2000 were $1,349 million, up 32 percent from $1,022 million a year ago. Volume growth of 2 percent moderated after several quarters of above-trend increases, while prices rose 30 percent. EBIT for the quarter was $300 million, up sharply from $89 million in the second quarter of 1999, due to substantial increases in selling prices that outpaced a significant rise in hydrocarbon and energy costs.

    Polyethylene sales were up 31 percent versus the same quarter last year, with volume up 6 percent and prices up 25 percent. Volume was up significantly in Europe and flat to slightly down in the other geographic areas. Demand was particularly strong for Affinity polyolefin plastomers in North America and polyethylene terephthalate (PET) in Europe. Sales were also up due to the increased availability of product from BSL. Prices continued to increase, driven by a rise in feedstock prices. EBIT for the business was more than double last year's contribution as price increases more than offset the hike in feedstock costs.

    Polystyrene sales increased 43 percent in the second quarter versus the same quarter of 1999, entirely on increased prices. Volume during the quarter was flat as sales were restricted by styrene monomer supply. Sales in Europe, however, were improved by the availability of polystyrene from BSL. Selling prices increased sharply during the quarter, driven by styrene monomer pricing. EBIT for the business was up significantly compared with the second quarter of 1999, as price increases outpaced feedstock costs.

    Polypropylene sales for the second quarter of 2000 continued a strong upward trend due to improved pricing versus the same quarter last year. Volume, however, was down as supply was limited. EBIT improved versus last year due to higher selling prices, improved customer mix and an increase in equity earnings.

    Plastics sales for the first half of 2000 were $2,728 million compared with $1,940 million last year, an increase of 41 percent. During the first six months of the year, volume grew 8 percent and prices increased 33 percent. EBIT for the period was $556 million, up significantly from $230 million for the first half of 1999, as volume growth and increased prices outpaced a sharp rise in hydrocarbon and energy costs.

CHEMICALS

    Second quarter sales for the Chemicals segment were $693 million, up 28 percent compared with $541 million in the second quarter of 1999. Prices rose 25 percent during the quarter, with increases reported in all geographic areas. Volume, up 3 percent overall, was strong in Europe, up slightly in Asia Pacific, and relatively flat in North America (due to lower calcium chloride sales) and Latin America. Vinyl chloride monomer (VCM) sales were up significantly year over year on strong demand and price increases. Caustic sales were up versus last year as strong demand continued. Ethylene glycol (EG) sales were up for the quarter, as price increases offset a drop in volume due to delayed antifreeze demand. Volume for propylene glycol (PG) was strong during the quarter, but prices remained under pressure, especially in North America. EBIT for the segment was $175 million, up from $89 million in the second quarter of 1999. EBIT improved due to higher prices and strong demand for VCM, PG and caustic that offset higher feedstock and energy costs.

    For the first half of 2000, sales for the Chemicals segment were $1,368 million, up from $1,053 million last year due principally to a 27 percent improvement in selling prices. EBIT for the period was $339 million compared with $189 million for 1999. While this segment was significantly impacted by higher feedstock and energy costs, EBIT improved due to increased selling prices and higher volume.

HYDROCARBONS AND ENERGY

    Hydrocarbons and Energy sales were up $224 million from $363 million in the second quarter of 1999 to $587 million, an increase of 62 percent driven by higher prices. Refinery sales prices were up in the quarter due to significantly higher crude oil costs and tight supply conditions. EBIT for the quarter was $5 million compared with $23 million in the second quarter of 1999.

    Sales for the first half of 2000 were $1,109 million, up sharply from $672 million last year, largely due to a 56 percent rise in selling prices. Volume was up 9 percent. EBIT for the first six months was $15 million compared with $10 million for the same period last year.

UNALLOCATED AND OTHER

    Unallocated and Other includes research and development expenses in New Businesses, overhead cost variances that are not allocated to the operating segments, results of Dow's insurance and finance company operations, gains and losses on sales of financial investments, and foreign exchange hedging results.

    EBIT for the quarter was $1 million compared with a loss of $61 million for the second quarter of 1999. The improvement was due in part to lower stock-based compensation expense, positive variances from budget for overhead expenses and gains on sales of financial instruments. Year to date, EBIT was a loss of $67 million compared with a loss of $112 million for the first half of 1999.

COMPANY SUMMARY

Operating Rate

    The Company's global plant operating rate for its chemicals and plastics businesses was 91 percent, up from 86 percent in the second quarter of 1999.

Equity in Earnings of Nonconsolidated Affiliates

    Equity in earnings of nonconsolidated affiliates was $78 million in the second quarter of 2000, up from $22 million in the second quarter of 1999 due to improved results by several of the Company's joint ventures around the world. These improvements were due in part to economic recovery in Asia Pacific and Latin America, and improved margins in basic plastics. BSL, several joint ventures in Thailand, and Triunfo were among the joint ventures that reported improved earnings. Year to date, equity earnings were $166 million compared with $47 million in 1999.

    During the reconstruction period, the Company included the financial results of BSL as a nonconsolidated affiliate. On June 1, 2000, BSL became a wholly owned subsidiary of the Company and, beginning on that date, the financial results of BSL are fully consolidated.

Sundry Income—Net

    Sundry income includes a variety of income and expense items such as royalty income, the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for the second quarter of 2000 was $78 million compared with $89 million in the second quarter of 1999. Sundry income for the quarter included positive economic hedging results, which helped offset some of the negative impact of currency on reported net sales, and gains on sales of available-for-sale securities. Year to date, sundry income was $172 million compared with $157 million last year.

Interest Income and Expense

    The net total of interest expense (net of capitalized interest) and interest income was $98 million for the second quarter compared with $94 million for the second quarter of 1999.

Provision for Taxes on Income

    The effective tax rate for the second quarter was 34.1 percent compared with 35.2 percent for the same quarter of 1999. Year to date, the effective tax rate was 34.9 percent compared with 35.7 percent last year.

1999 Special Charge

    In the fourth quarter of 1999, a special charge of $94 million was recorded for a cost reduction and business restructuring program in the Agricultural Products segment. The program, which was announced in November 1999, impacts operations in the United States, Europe, Middle East/Africa and Latin America, and is expected to be completed in 2000. The fourth quarter charge included severance of $51 million for approximately 700 employees, inventory write-offs of $17 million, and asset write-offs of $26 million. During the first half of 2000, $35 million of the severance reserve was used to reduce headcount by 475 individuals, leaving a balance of $16 million for an estimated additional headcount reduction of approximately 250. Seeds inventory was written off during the first quarter, fully utilizing the inventory reserve. The quarter-end balance for additional asset write-offs related to the plan was $21 million.

Outlook

    The strength of the global economy should continue to benefit the chemical industry, although some short-term weakening in certain industry fundamentals is anticipated. Economic growth is expected to drive strong demand for derivative products, which should mitigate the effect of new ethylene capacity coming on in the second half of 2000. Styrene monomer supply/demand should remain relatively balanced in the next two quarters. With high power costs, some chlor-alkali producers may reduce output in favor of power sales, which may tighten chlor-alkali supply. Oil prices rebounded unexpectedly in the second quarter, and third quarter prices are expected to average about the same as second quarter at $26-$28 per barrel. Natural gas prices jumped sharply in the second quarter and further substantial increases in average prices are expected for the third quarter.

    Demand for Dow products was excellent in the first half of the year, with very favorable price momentum in the basics and price stabilization in the performance businesses. However, while margins in the basics businesses generally expanded, high hydrocarbon feedstock prices squeezed margins of many performance businesses since their end-product prices are not tied to feedstock increases. Dow's outlook for the second half is cautiously optimistic, based on continued strong demand for products in both basics and performance businesses, although seasonally slower for some products. While feedstock and energy costs are expected to increase further in the third quarter, the pace of year-over-year increases should slow, resulting in less pressure on margins for Performance Chemicals and Performance Plastics. Higher energy costs may lead to margin contraction in the chlor-alkali chain.

    The overall outlook for most Performance Chemicals and Performance Plastics businesses calls for slightly increased pricing and continued demand growth in all geographies. Dow AgroSciences expects significantly lower sales in the third quarter due to the seasonal nature of their products.

    In polyethylene, margins may decline modestly as the industry anticipates capacity additions that will come on stream over the next several quarters. Overall demand is expected to remain strong. VCM pricing should remain fairly steady during the next quarter. The outlook for caustic pricing is uncertain due to sharp swings in spot pricing in recent weeks. Caustic contract pricing is expected to be lower in the third quarter.

    With expectations for continued economic strength globally and some stability in feedstock and energy costs, Dow is optimistic it will achieve positive year-over-year results in the second half of the year.

SUBSEQUENT EVENT

    On August 2, 2000, the Company announced it had signed an agreement to sell its 32.5 percent ownership interest in the Cochin pipeline system to a unit of Williams' energy services business. The sale is subject to regulatory approvals and to rights of first refusal by other Cochin owners. Pending approvals, the sale is anticipated to close in the third quarter of 2000.

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

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. Implementation of SAB 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not completed its assessment of the impact of SAB 101 on its revenue recognition policies.

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Based on the revised effective date, the Company will adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001, and is currently assessing the impact of adoption on its consolidated financial statements.

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

Average Daily VAR at December 31*

In millions	1999	1998
Foreign exchange	$5	$4
Interest rate	40	23
Equity exposures, net of hedges	13	6

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

    It is impossible to predict the outcome of each of the above-described legal actions. However, it is the opinion of the Company's management that the possibility that these actions will have a material adverse impact on the Company's consolidated financial statements is remote, except as described below.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of The Dow Chemical Company was held on May 11, 2000. At that meeting the following directors were elected: J. Michael Cook, Willie D. Davis, Michael D. Parker, J. Pedro Reinhard and Paul G. Stern. In addition, the terms of the following directors continued after that meeting: Arnold A. Allemang, Jacqueline K. Barton, David T. Buzzelli, Anthony J. Carbone, John C. Danforth, Enrique C. Falla, Barbara Hackman Franklin, Allan D. Gilmour, Frank P. Popoff, Harold T. Shapiro and William S. Stavropoulos.

    The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes. Share count data is stated on a pre-split basis.

Description of Matter		For	Against	Withheld	Abstentions	Broker Nonvotes
1.	Election of Directors:
	Class I
	J. Michael Cook	187,097,840	N/A	1,892,012	N/A	N/A
	Willie D. Davis	186,886,871	N/A	2,102,981	N/A	N/A
	Michael D. Parker	186,588,159	N/A	2,401,693	N/A	N/A
	J. Pedro Reinhard	186,578,713	N/A	2,411,139	N/A	N/A
	Paul G. Stern	187,134,081	N/A	1,855,771	N/A	N/A
2.	Amendment of the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to one billion five hundred million.	169,835,576	18,168,388	N/A	985,888	N/A
3.	Ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for 2000.	185,868,882	372,611	N/A	2,748,359	0

N/A—Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits
Exhibit No.	Description of Exhibit
27	Financial Data Schedule

(b)
Reports on Form 8-K.

    The following Current Reports on Form 8-K were filed by the Company during the second quarter of 2000:

    On May 11, 2000, the Company filed a Current Report on Form 8-K that included a press release issued on the same date announcing a three-for-one split of the Company's common stock, a cash dividend for the second quarter and future plans for increasing the quarterly dividend.

    On June 14, 2000, the Company filed a Current Report on Form 8-K that included a press release issued on the same date announcing that the Company and Union Carbide Corporation expect a third quarter close of the proposed merger of the two companies.

    The following Current Report on Form 8-K was filed by the Company subsequent to the second quarter of 2000:

    On July 24, 2000, the Company filed a Current Report on Form 8-K attaching a letter agreement executed by Union Carbide Corporation and the Company stating that each of the parties agrees not to exercise any right it may have to terminate their merger agreement pursuant to Section 8.2(i) thereof prior to September 30, 2000.

The following trademarks of The Dow Chemical Company appear in this report: Affinity, Methocel, Styrofoam

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      THE DOW CHEMICAL COMPANY
                       Registrant

Date: August 11, 2000

                      /s/ FRANK H. BROD

                      Frank H. Brod
                       Vice President & Controller

QuickLinks

PART I.—FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS (Notes A and C)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE