Form 10-Q
period 2000-09-30
DOW CHEMICAL CO /DE/
filed 2000-11-13
CIK 29915

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED September 30, 2000

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

Class	Outstanding at September 30, 2000
Common Stock, $2.50 par value	678,445,800 shares

THE DOW CHEMICAL COMPANY
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Notes A and C)

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000	Sept. 30, 1999
	In millions, except for per share amounts (Unaudited)
Net Sales	$5,514	$4,693	$16,525	$13,729

Cost of Sales	4,393	3,587	12,812	10,258
Research and development expenses	222	203	653	618
Selling, general and administrative expenses	392	381	1,174	1,145
Amortization of intangibles	29	27	95	81
Insurance and finance company operations, pretax income	16	21	54	82
Equity in earnings of nonconsolidated affiliates	78	15	244	62
Sundry income—net	58	53	230	210

Earnings before Interest, Income Taxes and Minority Interests	630	584	2,319	1,981

Interest income	23	29	78	81
Interest expense and amortization of debt discount	135	93	377	334

Income before Income Taxes and Minority Interests	518	520	2,020	1,728

Provision for income taxes	177	182	701	613
Minority interests' share in income	13	17	48	52
Preferred stock dividends	—	1	1	4

Net Income Available for Common Stockholders	$328	$320	$1,270	$1,059

Share Data (Note B)
Earnings per common share—basic	$0.48	$0.49	$1.88	$1.61
Earnings per common share—diluted	$0.48	$0.48	$1.86	$1.58
Common stock dividends declared per share	$0.29	$0.29	$0.87	$0.87
Weighted-average common shares outstanding—basic	678.7	658.2	676.7	660.2
Weighted-average common shares outstanding—diluted	681.5	672.0	682.9	672.6

Depreciation	$298	$273	$858	$830

Capital Expenditures	$315	$353	$903	$950

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

Note C: The Consolidated Financial Statements reflect the consolidation of BSL effective June 1, 2000. For further detail, see Acquisitions and Divestitures on page 14.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

	Sept. 30, 2000	Dec. 31, 1999
	In millions (Unaudited)
Assets
Current Assets
Cash and cash equivalents	$210	$506
Marketable securities and interest-bearing deposits	90	706
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2000: $93; 1999: $107)	2,907	2,631
Other	2,426	1,983
Inventories:
Finished and work in process	2,708	2,264
Materials and supplies	606	522
Deferred income tax assets—current	74	235

Total current assets	9,021	8,847

Investments
Investment in nonconsolidated affiliates	1,090	1,359
Other investments	2,609	2,872
Noncurrent receivables	377	390

Total investments	4,076	4,621

Property
Property	24,830	24,276
Less accumulated depreciation	15,971	15,786

Net property	8,859	8,490

Other Assets
Goodwill (net of accumulated amortization—2000: $380; 1999: $351)	1,835	1,834
Deferred income tax assets—noncurrent	1,742	597
Deferred charges and other assets	1,559	1,110

Total other assets	5,136	3,541

Total Assets	$27,092	$25,499

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

	Sept. 30, 2000	Dec. 31, 1999
	In millions (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$1,119	$692
Long-term debt due within one year	407	343
Accounts payable:
Trade	1,956	1,782
Other	1,217	1,087
Income taxes payable	225	178
Deferred income tax liabilities—current	29	38
Dividends payable	200	213
Accrued and other current liabilities	2,285	1,962

Total current liabilities	7,438	6,295

Long-Term Debt	4,790	5,022

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	729	839
Pension and other postretirement benefits—noncurrent	1,798	1,843
Other noncurrent obligations	2,220	2,219

Total other noncurrent liabilities	4,747	4,901

Minority Interest in Subsidiaries	404	408

Preferred Securities of Subsidiary	500	500

Temporary Equity
Preferred stock at redemption value	—	114
Guaranteed ESOP obligation	—	(64)

Total temporary equity	—	50

Stockholders' Equity
Common stock	2,453	818
Additional paid-in capital	12	1,321
Guaranteed ESOP obligation	(64)	—
Retained earnings	14,024	13,445
Accumulated other comprehensive income	(244)	(251)
Treasury stock at cost	(6,968)	(7,010)

Net stockholders' equity	9,213	8,323

Total Liabilities and Stockholders' Equity	$27,092	$25,499

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	Sept. 30, 2000	Sept. 30, 1999
	In millions (Unaudited)
Operating Activities
Net income available for common stockholders	$1,270	$1,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	986	934
Provision (credit) for deferred income tax	(180)	164
Undistributed earnings of nonconsolidated affiliates	(225)	(33)
Minority interests' share in income	48	52
Net gain on sale of consolidated companies	—	(22)
Net gain on sale of nonconsolidated affiliates	(13)	—
Net gain on sales of property	(4)	(49)
Other net gain	(174)	(89)
Tax benefit-nonqualified stock option exercises	23	39
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(922)	455
Inventories	(396)	52
Accounts payable	437	(86)
Other assets and liabilities	(87)	232

Cash provided by operating activities	763	2,708

Investing Activities
Capital expenditures	(903)	(950)
Proceeds from sales of property	19	102
Purchases of consolidated companies	(452)	(101)
Proceeds from sale of consolidated companies	—	35
Proceeds from sale of nonconsolidated affiliates	47	—
Investments in nonconsolidated affiliates	(82)	(91)
Purchases of investments	(2,293)	(2,744)
Proceeds from sales of investments	3,765	2,340

Cash provided by (used in) investing activities	101	(1,409)

Financing Activities
Changes in short-term notes payable	(544)	(578)
Payments on long-term debt	(379)	(280)
Proceeds from issuance of long-term debt	312	300
Purchases of treasury stock	(3)	(428)
Proceeds from sales of common stock	111	149
Purchase of subsidiary preferred stock	—	(102)
Proceeds from issuance of preferred securities of subsidiary	—	500
Distributions to minority interests	(59)	(32)
Dividends paid to stockholders	(586)	(577)

Cash used in financing activities	(1,148)	(1,048)

Effect of Exchange Rate Changes on Cash	(12)	(5)

Summary
Increase (decrease) in cash and cash equivalents	(296)	246
Cash and cash equivalents at beginning of year	506	123

Cash and cash equivalents at end of period	$210	$369

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000	Sept. 30, 1999
	In millions (Unaudited)
Net Income Available for Common Stockholders	$328	$320	$1,270	$1,059

Other Comprehensive Income, Net of Tax
Unrealized gains (losses) on investments	61	(41)	127	59
Cumulative translation adjustments	(52)	(12)	(121)	(65)
Minimum pension liability	—	—	1	—

Total other comprehensive income	9	(53)	7	(6)

Comprehensive Income	$337	$267	$1,277	$1,053

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Operating Segments and Geographic Areas

	Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000	Sept. 30, 1999
	(Unaudited) In millons
Operating segment sales
Performance Plastics	$1,492	$1,302	$4,342	$3,862
Performance Chemicals	759	674	2,265	1,971
Agricultural Products	430	399	1,722	1,732
Plastics	1,435	1,170	4,163	3,110
Chemicals	640	607	2,008	1,660
Hydrocarbons and Energy	660	469	1,769	1,141
Unallocated and Other	98	72	256	253

Total	$5,514	$4,693	$16,525	$13,729

Operating segment EBIT
Performance Plastics	$196	$248	$593	$815
Performance Chemicals	82	108	283	381
Agricultural Products	(23)	(35)	225	205
Plastics	271	207	827	437
Chemicals	105	101	444	290
Hydrocarbons and Energy	(1)	(17)	14	(7)
Unallocated and Other	—	(28)	(67)	(140)

Total	$630	$584	$2,319	$1,981

Operating segment intersegment revenues
Performance Plastics	$3	$3	$9	$9
Performance Chemicals	4	3	19	10
Plastics	—	(1)	—	1
Chemicals	8	5	24	19
Unallocated and Other	(15)	(10)	(52)	(39)

Total	—	—	—	—

Geographic area sales
United States	$2,092	$1,821	$6,445	$5,577
Europe	1,868	1,572	5,688	4,663
Rest of World	1,554	1,300	4,392	3,489

Total	$5,514	$4,693	$16,525	$13,729

The reconciliation between "Earnings before Interest, Income Taxes and Minority Interests (EBIT)" and "Income before Income Taxes and Minority Interests" consists of "Interest income" and "Interest expense and amortization of debt discount," and can be found in the Consolidated Statements of Income on page 3.

The Dow Chemical Company and Subsidiaries
Sales Volume and Price by Operating
Segment and Geographic Area

	Three Months Ended Sept. 30, 2000			Nine Months Ended Sept. 30, 2000
	Volume	Price	Total	Volume	Price	Total
	Percentage change from prior year
Operating segments
Performance Plastics	12%	3%	15%	12%	—	12%
Performance Chemicals	14%	(1)%	13%	18%	(3)%	15%
Agricultural Products	13%	(5)%	8%	3%	(4)%	(1)%
Plastics	8%	15%	23%	8%	26%	34%
Chemicals	(4)%	9%	5%	—	21%	21%
Hydrocarbons and Energy	4%	37%	41%	5%	50%	55%

Total	9%	8%	17%	9%	11%	20%

Geographic areas
United States	7%	8%	15%	7%	9%	16%
Europe	10%	9%	19%	10%	12%	22%
Rest of World	11%	9%	20%	11%	15%	26%

Total	9%	8%	17%	9%	11%	20%

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

    Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995 as a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 15, 1995. As a result of such loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning, and is presently reserving its 50 percent share of equity earnings.

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

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $314 million at September 30, 2000 for environmental matters, including $11 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

This section covers the current performance and outlook of the Company and each of its operating segments. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Company's operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission (SEC). These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company has no obligation to provide revisions to any forward-looking statements should circumstances change.

THIRD QUARTER EARNINGS ANNOUNCEMENT (OCTOBER 26, 2000)

DOW REPORTS EARNINGS OF $0.48 PER SHARE ON RECORD THIRD QUARTER SALES

Third Quarter of 2000 Highlights

  •
  EBIT increased 8 percent over last year—from $584 million to $630 million—despite a 46 percent rise in feedstock and energy costs that totaled nearly $600 million.

  •
  Dow achieved record third quarter sales of $5.5 billion, up 17 percent from a year ago, reflecting increases in all businesses and geographies.

  •
  Volume rose 9 percent and price rose 8 percent. The performance segments achieved double-digit gains in volume and the basics segments posted strong improvements in price, demonstrating the value of Dow's balanced portfolio.
	3 Months Ended September 30		9 Months Ended September 30
(In millions, except for per share amounts)
	2000	1999	2000	1999
Net Sales	$5,514	$4,693	$16,525	$13,729
Earnings Before Interest, Income Taxes and Minority Interests (EBIT)	630	584	2,319	1,981
Earnings Per Common Share	$0.48	$0.48	$1.86	$1.58

    Note: Earnings per share amounts for prior periods have been restated to reflect Dow's three-for-one stock split, which was effective June 16, 2000.

Review of Third Quarter Results

    Reporting record third quarter sales of $5.5 billion, The Dow Chemical Company announced an 8 percent rise in earnings before interest, income taxes and minority interests (EBIT), compared with the same period a year ago, despite a 46 percent increase in feedstock and energy costs. The Company posted EBIT of $630 million, net income of $328 million and earnings per share of $0.48.

    "We are pleased with these results which demonstrate Dow's inherent strengths in the face of surging raw material and energy costs," said J. Pedro Reinhard, executive vice president and chief financial officer. He noted that Dow overcame nearly $600 million in higher feedstock and energy costs, which outpaced the Company's $400 million increase in sales prices. "Our diversified business and geographic mix, combined with our leading business positions, enabled us to capitalize on strong volume growth around the world. Improved results from joint ventures and a continued focus on cost controls further strengthened our performance."

    The 17 percent rise in sales, compared with third quarter 1999, reflected double-digit gains in all geographic areas and solid increases in all businesses.

    Volume grew 9 percent, compared with the same period a year ago, led by a 13 percent increase in the performance segments. Substantial volume growth was recorded in all geographic areas, with double-digit gains in Europe and Latin America.

    Price rose 8 percent compared with the same quarter in 1999. Increases in Chemicals, Plastics and Performance Plastics more than offset modest price declines in Performance Chemicals and Agricultural Products.

    The performance segments achieved strong year-over-year volume growth, and price began to improve from second quarter 2000. Combined EBIT for these segments declined from a year ago, however, reflecting the escalating raw material costs.

    In the basics segments, EBIT increased 22 percent from the same quarter in 1999. Plastics EBIT grew 31 percent on a 23 percent rise in sales, with gains in both volume and price. Chemicals also posted higher sales and EBIT, due largely to price improvements that offset a modest decline in volume.

    "We remain confident that we will achieve measurably higher year-over-year earnings in 2000, though we continue to see challenging industry conditions, including volatile feedstock costs, some currency fluctuations and the potential for slower economic growth around the world," said Reinhard. "Our strategy continues to cushion Dow from the full impact of these challenges while positioning us to achieve our goal of growing earnings by 10 percent per year across the cycle."

ACQUISITIONS AND DIVESTITURES

    In April 1995, the Company signed an agreement with Bundesanstalt für vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany, Buna Sow Leuna Olefinverbund (BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995, and the Company began a reconstruction program of the sites. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174 million; BvS maintained 20 percent ownership. The Company had a call option and BvS a put option for the remaining 20 percent of BSL after the reconstruction period. In May 2000, the Company announced the completion of the reconstruction program and, for an additional investment of $156 million, acquired the remaining 20 percent of BSL. On June 1, 2000, BSL became a wholly owned subsidiary of the Company and, beginning on that date, the financial results of BSL are fully consolidated.

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

    On August 4, 1999, the Company and Union Carbide Corporation announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, Union Carbide stockholders will receive 1.611 shares of Dow stock (on a post-split basis) for each share of Union Carbide stock they own. Based upon Dow's closing price of $124 11/16 (pre-split) on August 3, 1999, the transaction was valued at $66.96 per Union Carbide share, or $11.6 billion in aggregate including the assumption of $2.3 billion of net debt. According to the agreement, the merger is subject to certain conditions including approval by Union Carbide stockholders and review by antitrust regulatory authorities in the United States, Europe and Canada. Union Carbide stockholders approved the merger on December 1, 1999. On May 3, 2000, the European Commission approved the merger subject to certain conditions. Antitrust reviews in the United States and Canada are in progress, and the Company expects to complete the merger in the near future. The transaction is expected to be accounted for as a pooling-of-interests.

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

    On August 2, 2000, the Company announced it had signed an agreement to sell its 32.5 percent ownership interest in the Cochin pipeline system to a unit of Williams' energy services business. On October 23, 2000, NOVA Chemicals Corp., as one of the owners of Cochin, announced that it exercised its right of first refusal as provided in the contractual agreements among the Cochin owners. NOVA plans to purchase the Company's 32.5 percent interest in the pipeline under the same terms and conditions that had been negotiated with Williams with respect to the pipeline. The transaction is anticipated to close in the fourth quarter of 2000.

CHANGES IN FINANCIAL CONDITION

    The following tables represent total debt and working capital at September 30, 2000 versus December 31, 1999:

	Sept. 30, 2000	Dec. 31, 1999	Increase (Decrease)
	In millions
Notes payable	$1,119	$692	$427
Long-term debt due within one year	407	343	64
Long-term debt	4,790	5,022	(232)

Total debt	$6,316	$6,057	$259

    At September 30, 2000, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $3.1 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling approximately $1.1 billion are available for use by foreign subsidiaries.

	Sept. 30, 2000	Dec. 31, 1999	Increase (Decrease)
	In millions
Cash and cash equivalents	$210	$506	$(296)
Marketable securities and interest-bearing deposits	90	706	(616)
Accounts and notes receivable—net	5,333	4,614	719
Inventories:
Finished and work in process	2,708	2,264	444
Materials and supplies	606	522	84
Deferred income tax assets—current	74	235	(161)

Total current assets	9,021	8,847	174

Total current liabilities	7,438	6,295	1,143

Working capital	$1,583	$2,552	$(969)

    Operating activities provided cash of $763 million for the nine months ended September 30, 2000. Additional cash of $1.5 billion was generated by sales of available-for-sale securities in excess of purchases of similar securities. Cash was used primarily for acquisitions (Flexible Products Company, General Latex and BSL), to reduce long-term debt, to pay dividends and for capital expenditures. See the Consolidated Statements of Cash Flows and the Acquisitions and Divestitures section (above) for more detail.

Balance Sheet Ratios	Sept. 30, 2000	Dec. 31, 1999
Current assets over current liabilities	1.2:1	1.4:1
Days-sales-outstanding-in-receivables	42	45
Days-sales-in-inventory	74	66
Debt as a percentage of total capitalization	38.4%	39.5%

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

    On May 11, 2000, stockholders approved a measure to increase the number of authorized common shares from 500 million to 1.5 billion at the Company's 103rd Annual Meeting, and Dow's Board of Directors approved a three-for-one split of the Company's common stock. On June 16, 2000, Dow stockholders received two additional shares of stock for each share they owned on the record date of May 23, 2000. On a post-split basis, average shares outstanding for the first nine months of 2000 were 677 million, an increase of 3 percent compared with the average shares outstanding for the first nine months of 1999. The par value of $2.50 per common share remains unchanged.

    On October 30, 2000, the Company paid a quarterly dividend of 29 cents per share (equivalent to 87 cents per share on a pre-split basis) to shareholders of record on September 29, 2000. This was the 355th consecutive quarterly dividend since 1912 and in each instance Dow has maintained or increased the dividend.

RESULTS OF OPERATIONS

    Following are selected data for the three months and nine months ended September 30, 2000 and 1999:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000	Sept. 30, 1999
	Dollars in millions, except for share amounts
Sales	$5,514	$4,693	$16,525	$13,729
Cost of sales	4,393	3,587	12,812	10,258
% of sales	80%	76%	78%	75%
Research and development, selling, general and administrative expenses	614	584	1,827	1,763
Earnings before interest, income taxes and minority interests (EBIT)	630	584	2,319	1,981
% of sales	11%	12%	14%	14%
Effective tax rate	34.2%	35.0%	34.7%	35.5%
Net income available for common stockholders	$328	$320	$1,270	$1,059
Earnings per common share—basic	$0.48	$0.49	$1.88	$1.61
Earnings per common share—diluted	$0.48	$0.48	$1.86	$1.58
Operating rate percentage	85%	91%	87%	88%

    Net sales for the third quarter of 2000 were $5.5 billion, a new all-time record for third quarter sales. Compared with $4.7 billion in the third quarter of 1999, net sales were up $821 million, or 17 percent, with volume growth of 9 percent and increased prices of 8 percent. Volume was particularly strong in the performance segments, with Performance Plastics, Performance Chemicals and Agricultural Products all reporting double-digit volume growth. Substantial volume growth was recorded in all geographic areas, led by Latin America, up 15 percent, and Europe, up 10 percent. Sales prices improved approximately $400 million in total for the Company, driven by significant increases in the basics segments, reflecting a steep rise in feedstock and energy costs. Prices rose in all geographic areas, with increases ranging from 7 to 10 percent. Year to date, net sales of $16.5 billion were up 20 percent from $13.7 billion last year due to price increases of 11 percent and volume growth of 9 percent.

    Operating expenses (research and development, and selling, general and administrative expenses) were $614 million for the third quarter, up $30 million from $584 million for the same quarter last year. Compared with last year, operating expenses for the first nine months of the year were up $64 million, or 4 percent, reflecting the Company's planned support of new business growth initiatives and recent acquisitions. Excluding growth initiatives and acquisitions, operating expenses were down 4 percent for the quarter and 3 percent for the year, compared with 1999.

    Net income for the third quarter was $328 million or $0.48 per share (diluted), compared with $320 million or $0.48 per share (diluted) for the third quarter of 1999, despite a 46 percent increase in feedstock and energy costs that amounted to nearly $600 million. Net income for the first nine months of 2000 was $1.3 billion, up 20 percent from $1.1 billion for the same period last year. Year to date, feedstock and energy costs were up sharply, $1.9 billion (almost 60 percent) over last year. Overcoming the increase in raw material costs, net income improved for the quarter and the year through increased selling prices, strong volume gains, the Company's diverse business portfolio and geographic presence, and improved contributions from joint ventures around the world.

    PERFORMANCE PLASTICS

    Performance Plastics sales of $1,492 million for the third quarter were up 15 percent from $1,302 million in the third quarter of 1999, on a 12 percent increase in volume and a 3 percent increase in price. Excluding acquisitions, volume was up 7 percent. EBIT for the segment was $196 million, down from $248 million last year, primarily due to a significant increase in raw material costs.

    Dow Automotive, the Company's first industry-focused global business unit, reported good results for the third quarter of 2000, with sales up 15 percent from a year ago. The increase in sales was driven by volume growth, up significantly on the strength of the global automotive industry and Dow's increased participation in this industry. Prices were down slightly due to the negative impact of currency on sales in Europe. Third quarter EBIT for the business was relatively flat with last year as increased raw material costs offset volume growth.

    Engineering Plastics sales for the quarter were up 15 percent from the same quarter last year, with volume growth of 7 percent and price improvement of 8 percent. Volume was particularly strong for nylon and polycarbonate in North America and Asia Pacific. EBIT for the quarter improved significantly from the third quarter of 1999 as increases in sales volume and price exceeded higher raw material costs.

    Sales of Epoxy Products and Intermediates were up 18 percent from last year, with volume growth of 10 percent and price improvement of 8 percent. Demand was particularly strong for allylics, phenolics and converted resins in North America. Prices, up in all geographic areas except Europe, improved 10 percent in Latin America and 9 percent in North America. EBIT for the quarter was up compared with the same quarter last year due to increased volume and prices.

    Fabricated Products sales for the third quarter of 2000 were up 5 percent compared with last year. While volume was up 6 percent, demand growth moderated with year-to-date housing starts in the United States down 5 percent. Volume in Europe improved with the consolidation of BSL. While there was some improvement in local prices, price was down 1 percent in total, due to the negative impact of currency on sales in Europe. EBIT for the third quarter was down versus the third quarter of last year, impacted by higher raw material costs and the cost of converting blowing agent equipment.

    Polyurethanes sales for the third quarter were up 17 percent compared with the third quarter of 1999, driven by volume growth of 16 percent. Excluding acquisitions (Flexible Products Company and

General Latex), volume was up 4 percent. Overall, volume was particularly strong in North America (due to acquisitions) and Asia Pacific. Product demand was led by methylene diphenyl diisocyanate (MDI), up 10 percent. Local prices were up 5 percent overall compared with last year, but offset by the negative impact of currency on sales in Europe. Raw material costs for the business increased significantly year over year, with propylene up 65 percent over last year's cost and benzene up more than 50 percent. Margins continued to be squeezed by the hydrocarbon cost increases, resulting in a substantial decrease in EBIT for the business versus last year.

    For the first nine months of the year, Performance Plastics sales were $4,342 million, up 12 percent from $3,862 million for the same period last year, due entirely to volume growth. Prices overall were flat with last year. Excluding acquisitions, volume was up 10 percent. Year to date, EBIT was $593 million compared with $815 million last year, reflecting the impact of increased raw material costs.

    PERFORMANCE CHEMICALS

    Performance Chemicals sales for the third quarter were $759 million, up significantly from $674 million for the third quarter of 1999, as volume grew 14 percent and prices declined 1 percent. Roughly one-third of the increase in volume came from acquisitions. Third quarter EBIT for the segment was down from $108 million last year to $82 million this year, as the combination of lower selling prices and higher raw material costs more than offset volume growth.

    Specialty Chemicals sales for the quarter were up 14 percent, with a 17 percent increase in volume and a 3 percent decline in prices versus the same quarter last year. Net of the acquisition of ANGUS Chemical, volume was up 11 percent. Volume improved in all geographic areas, led by strong growth in Europe and Asia Pacific. From a product standpoint, demand was particularly strong for biocides, alkanolamines and FilmTec membranes. Volume for Methocel cellulose ethers was down slightly from last year. Overall, local prices were relatively flat due to competitive pressure, but declined, in total, due to the negative impact of currency on sales in Europe. EBIT for the third quarter was down versus last year as higher raw material costs, increased operating expenses due to acquisitions and lower selling prices more than offset volume growth.

    Emulsion Polymers sales increased 9 percent versus the third quarter of 1999 on an 8 percent increase in volume. Volume increased significantly for SB latex sales into the coated paper industry around the world. Local prices improved 6 percent, but were offset by a 5 percent negative currency impact. EBIT for the quarter was down from last year due to higher styrene monomer and butadiene costs, both up over 50 percent from third quarter 1999.

    Performance Chemicals sales for the first nine months of 2000 were $2,265 million, up 15 percent from $1,971 million, on an 18 percent increase in volume partially offset by a 3 percent decline in prices. Year to date, EBIT for the segment was $283 million, down from $381 million last year due to lower selling prices and higher raw material costs.

    AGRICULTURAL PRODUCTS

    Sales of Agricultural Products for third quarter 2000 were $430 million, up 8 percent from $399 million last year. Volume for the segment grew 13 percent, while prices declined 5 percent. Demand was especially strong in Brazil for weed management products, up more than 50 percent from the third quarter of 1999. Demand was also strong for seeds and new products, including spinosad insect control products and glyphosate. Prices were down versus last year due to competitive pressure and the negative impact of currency on sales in Europe. EBIT for the quarter was a loss of $23 million, compared with a loss of $35 million in the third quarter of 1999. Growth in new products and continued improvement from Dow AgroSciences' cost reduction and business restructuring program announced last November mitigated the impact of lower prices and supported continued research investment in biotechnology. See the section entitled "1999 Special Charge" on page 18 for further details on Dow AgroSciences' restructuring program.

    In June 2000, Dow AgroSciences reached agreement with the U.S. Environmental Protection Agency on changes in the use of insecticides containing chlorpyrifos. These changes are not expected to have a material impact on the Company's results.

    Sales for the segment were $1,722 million for the first nine months of this year, down slightly from $1,732 million in 1999. While volume improved 3 percent, prices declined 4 percent. Year to date, EBIT was $225 million, up 10 percent compared $205 million for the same period last year, reflecting the business' restructuring efforts.

    PLASTICS

    Plastics sales in the third quarter of 2000 were $1,435 million, up 23 percent from $1,170 million a year ago. Volume grew 8 percent; prices rose 15 percent. EBIT for the quarter was $271 million, up significantly from $207 million in the third quarter of 1999, due to increases in selling prices that outpaced the significant rise in hydrocarbon and energy costs.

    Polyethylene sales were up 14 percent versus the same quarter last year, with volume growth of 10 percent and price increases of 4 percent. Volume was up significantly in all geographic areas except North America, where volume was basically flat in the United States and down slightly in Canada. Demand was particularly strong for Affinity polyolefin plastomers, low density polyethylene and solution polyethylene. Year-over-year price increases moderated following four quarters of year-over-year price increases that ranged from 12 to 28 percent. EBIT for the business was down slightly, reflecting a decrease in margins as increases in selling prices moderated against a continued increase in feedstock costs.

    Sales of polyethylene terephthalate (PET) and purified terephthalic acid (PTA) for the third quarter were up 26 percent over the third quarter of last year, due to an increase in selling prices in Europe. Volume compared with last year was relatively flat. EBIT improved versus last year, reflecting the significant increase in selling prices.

    Polypropylene sales for the third quarter of 2000 continued a strong upward trend due to improved pricing and volume versus the same quarter last year. Volume was particularly strong in Europe, up 60 percent from last year. EBIT improved versus last year due to higher selling prices and improved customer/product mix.

    Polystyrene sales increased 44 percent in the third quarter versus the same quarter of 1999, entirely on increased prices. Volume during the quarter was flat. Selling prices increased sharply compared with last year, driven by styrene monomer pricing. EBIT for the business was up significantly compared with the third quarter of 1999, as price increases outpaced feedstock costs.

    Plastics sales for the first nine months of 2000 were $4,163 million compared with $3,110 million last year, an increase of 34 percent. Year to date, volume grew 8 percent and prices increased 26 percent. EBIT for the period was $827 million, up significantly from $437 million for the first nine months of 1999, as volume growth and increased prices outpaced a sharp rise in hydrocarbon and energy costs.

    CHEMICALS

    Third quarter sales for the Chemicals segment were $640 million, up 5 percent from $607 million in the third quarter of 1999. Prices rose 9 percent compared with last year, with increases reported in all geographic areas except Asia Pacific. Volume, down 4 percent overall, was strong in Europe, up 12 percent, but down in the rest of the world. Vinyl chloride monomer (VCM) sales were up significantly year over year due to price increases. Caustic sales were up versus last year on strong demand and price increases. Ethylene glycol (EG) sales were down for the quarter, with volume down roughly 20 percent due to delayed antifreeze demand. Volume for propylene glycol (PG) was strong during the quarter, but prices remained under pressure, especially in North America. EBIT for the segment was $105 million, up slightly from $101 million in the third quarter of 1999. EBIT improved as higher selling prices offset the increase in feedstock and energy costs.

    For the first nine months of 2000, sales for the Chemicals segment were $2,008 million, up from $1,660 million last year due to a 21 percent improvement in selling prices. EBIT for the period was $444 million compared with $290 million for 1999. While this segment was significantly impacted by higher feedstock and energy costs, EBIT improved due to increased selling prices.

    HYDROCARBONS AND ENERGY

    Hydrocarbons and Energy sales were up $191 million from $469 million in the third quarter of 1999 to $660 million, an increase of 41 percent driven by higher prices. Refinery sales prices were up in the quarter, reflecting significantly higher crude oil costs and tight supply conditions. Hydrocarbon feedstock costs continued to rise during the quarter, negatively impacting the results of several of the Company's businesses. EBIT for the quarter was a loss of $1 million compared with a loss of $17 million in the third quarter of 1999.

    Sales for the first nine months of 2000 were $1,769 million, up sharply from $1,141 million last year, largely due to a 50 percent rise in selling prices. Volume was up 5 percent. EBIT for the first nine months was $14 million compared with a loss of $7 million for the same period last year.

    UNALLOCATED AND OTHER

    Unallocated and Other includes research and development expenses in the Company's growth platforms, overhead cost recovery variances that are not allocated to the operating segments, results of Dow's insurance and finance company operations, gains and losses on sales of financial investments, and foreign exchange hedging results.

    EBIT for the quarter was at breakeven compared with a loss of $28 million for the third quarter of 1999. This improvement was due in part to favorable results in the Company's economic hedging program, positive recovery variances for overhead expenses and gains on sales of financial instruments. Year to date, EBIT was a loss of $67 million compared with a loss of $140 million for the nine months of 1999.

    COMPANY SUMMARY

Operating Rate

    The Company's global plant operating rate for its chemicals and plastics businesses was 85 percent, compared with 91 percent in the third quarter of 1999, primarily due to outages for maintenance in several of the Company's hydrocarbons and energy facilities. Year to date, the Company's operating rate was 87 percent, down slightly from 88 percent for the first nine months of last year.

Equity in Earnings of Nonconsolidated Affiliates

    Equity in earnings of nonconsolidated affiliates was $78 million in the third quarter, up from $15 million in the same quarter last year due to improved earnings by several of the Company's joint ventures around the world. These improvements included strong performance by several plastics joint ventures in Asia Pacific and Latin America, and improved results from several hydrocarbons joint ventures in North America. Third quarter results also included final resolution of BSL matters relating to the reconstruction period. Year to date, equity earnings were $244 million compared with $62 million in 1999.

    During the reconstruction period, the Company included the financial results of BSL as a nonconsolidated affiliate. On June 1, 2000, BSL became a wholly owned subsidiary of the Company and, beginning on that date, the financial results of BSL are fully consolidated.

Sundry Income—Net

    Sundry income includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for the third quarter of 2000 was $58 million compared with $53 million in the third quarter of 1999. Sundry income for the quarter included positive economic hedging results, which helped offset some of the negative impact of currency on reported net sales, and gains on sales of available-for-sale securities. Year to date, sundry income was $230 million compared with $210 million last year.

Interest Income and Expense

    The net total of interest expense (net of capitalized interest) and interest income was $112 million for the third quarter compared with $64 million for the third quarter of 1999. Generally consistent with previous quarters of this year, net interest expense was up compared with last year due to an increase in total debt, an increase in short-term interest rates and a decrease in short-term investments.

Provision for Taxes on Income

    The effective tax rate for the third quarter was 34.2 percent compared with 35.0 percent for the same quarter of 1999. Year to date, the effective tax rate was 34.7 percent compared with 35.5 percent last year.

1999 Special Charge

    In the fourth quarter of 1999, a special charge of $94 million was recorded for a cost reduction and business restructuring program in the Agricultural Products segment. The program, which was announced in November 1999, impacts operations in the United States, Europe, Middle East/Africa and Latin America, and is expected to be completed in 2000. The fourth quarter charge included severance of $51 million for approximately 700 employees, inventory write-offs of $17 million, and asset write-offs of $26 million. During the first nine months of 2000, $38 million of the severance reserve was used to reduce headcount by 492 individuals, leaving a balance of $13 million for an estimated additional headcount reduction of approximately 235. Seeds inventory was written off during the first quarter, fully utilizing the inventory reserve. The quarter-end balance for additional asset write-offs related to the plan was $20 million.

Outlook

    The macroeconomic environment for the fourth quarter of 2000 is quite different from that of a year ago. Energy prices are significantly higher and much more volatile. Last year, U.S. growth was strong and growth in Asia Pacific and Latin America was accelerating. The economic outlook for the fourth quarter is less certain. While Dow's businesses did not experience a general reduction in growth in the third quarter of 2000, global growth is expected to be a bit lower in 2001 than in 2000, and the impact of this slower growth may begin in the fourth quarter of 2000.

    The strength of the global economy should continue to help the chemical industry, although continued margin pressure from high hydrocarbon and energy costs is anticipated, along with some short-term weakening in certain industry fundamentals. The impact of capacity additions in the ethylene chain may result in price pressure for polyethylene and other ethylene derivatives for the next few quarters, although higher demand driven by continued economic strength should reduce this pressure somewhat. Supply/demand is relatively balanced in the chlor-alkali and styrene business chains.

    Stabilizing hydrocarbon and energy prices are anticipated in the fourth quarter of 2000, with average oil and gas prices below current levels but somewhat higher than the third quarter averages. Strong product demand is also expected to continue.

    Year to date, most Dow products have experienced very strong volume growth, with double-digit increases in Performance Plastics and Performance Chemicals. Margin on increased volume has helped offset hydrocarbon and energy cost increases, which have outstripped sales price increases by over $300 million so far this year. Price momentum has turned modestly positive for the performance businesses, but has slowed or turned negative for some ethylene derivatives.

    Given an expectation of modest sequential increases in raw material costs and year-over-year volume growth in the 5 to10 percent range, the performance businesses should generally show improvement versus third quarter results, but may fall short of last year's fourth quarter levels. Results in the basics businesses may also be below fourth quarter 1999, with higher caustic prices and stronger ethylene glycol demand mitigating somewhat weaker supply/demand fundamentals in vinyl and certain ethylene derivatives.

    It is very difficult to forecast results in such an uncertain environment of volatile feedstock pricing, currency fluctuations and the potential for slower economic growth. Published analysts' estimates for Dow's fourth quarter results currently range from $0.34 to $0.46 per share. Given the dates of the estimates, some of those numbers may include expectations of declining feedstock pricing. While that range may be reasonable, if oil and gas prices do not decline somewhat, the upper end of that range will be difficult to achieve.

SUBSEQUENT EVENT

    On October 12, 2000, the Company announced it had reached an agreement with Gurit-Heberlein AG to acquire the 50 percent interest in Gurit-Essex AG that it does not currently own. Dow became a 50:50 partner with Gurit-Heberlein in 1988 when the Company purchased Essex Chemical. Gurit-Essex is the largest European supplier of automotive adhesives, sealants and body engineered systems for the automotive OEM and aftermarket. The acquisition will globalize Dow Automotive's product availability and double the Company's adhesives, sealants and body engineered systems business. Pending regulatory approvals, the transaction is expected to close by the end of the first quarter of 2001.

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

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. Implementation of SAB 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has completed its assessment of SAB 101 and has determined that the bulletin's revenue recognition guidelines are consistent with the Company's existing revenue recognition policies; therefore, SAB 101 will not have a material impact on its consolidated financial statements.

    In May 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The Company currently treats freight and any directly related associated cost of transporting finished product to market as a reduction of net sales. Following the guidance of EITF 00-10, the Company will reclassify freight on sales in its Form 10-K for 2000, including the restatement of prior periods. As a result, reported net sales will increase approximately 5 percent, with a corresponding increase in cost of sales.

    The FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Based on the revised effective date, the Company will adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. Upon adoption, the Company expects to increase other assets and current liabilities for the fair value of its financial derivatives that qualify for hedge accounting treatment, with an offsetting increase to accumulated other comprehensive income. The use of the short-cut method under SFAS No. 133, where applicable, will result in an immaterial net impact on assets, liabilities, and the income statement. If the Company had adopted SFAS No. 133 on October 1, 2000, based on its ending third quarter balances, the impact on other assets and current liabilities would have been immaterial. The accumulated other comprehensive income component of equity would have increased approximately $200 million. The Company does not believe that the transition adjustments upon adoption of SFAS No. 133 will have a material impact on the income statement, although the impact could be material in future periods due to market volatility. The Company anticipates volatility in accumulated other comprehensive income from its cash flow hedges; the amount of volatility will vary with the level of derivative activities during any period. A global team, formed to assess the impact of adopting the new standard, is executing its implementation plan.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which replaces FASB Statement No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassifications of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company will comply with the disclosure requirements of SFAS No. 140 in its Form 10-K for 2000, and believes the statement will not have a material impact on its consolidated financial statements.

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

    The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts and over-the-counter option contracts. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies—mainly the Euro and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the U.S. dollar value of future cash flows. The majority of the foreign exchange exposure is related to the Japanese yen and European currencies.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters

    The Company and Corning Incorporated (Corning) are each 50 percent stockholders in Dow Corning Corporation (Dow Corning). Dow Corning, the Company and/or Corning have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain stockholders of the Company have filed separate consolidated class action complaints in the federal district court for the Southern District of New York alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. All individual defendants in this case have been dismissed without prejudice. The Company and one of its former officers were also sued in two separate class action complaints (subsequently consolidated in the federal district court for the Eastern District of Michigan under the caption ZSA v. Dow Chemical) alleging that the defendants violated duties imposed by the federal securities laws regarding disclosure of information material to a reasonable investor's assessment of the magnitude of the Company's exposure to direct liability in silicone breast implant litigation. On February 1, 1999, the Court entered a Stipulated Order in ZSA v. Dow Chemical dismissing the claims of the named plaintiffs with prejudice and dismissing the claims of the class, which had never been certified, without prejudice.

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

    Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning and is presently reserving its 50 percent share of equity earnings.

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

Environmental Matters

    On July 6, 2000, the California Regional Water Quality Control Board (the Board) issued a Complaint charging the Company with two violations of a 1998 Waste Discharge Order (the 1998 Order) issued by the Board. The Complaint alleges that the Company failed to timely comply with two aspects of the 1998 Order and, as a result, caused the discharge of contaminated groundwater into a river adjacent to the Company's Pittsburg, California facility. On October 4, 2000, the Board proposed a civil penalty of $182,000, 80 percent of which will be covered by a wetlands project. The Company has agreed to the proposal.

    On September 27, 1999, the Environmental Protection Agency (EPA) filed a Complaint with the Administrator of EPA Region IX charging the Company with three violations of the Federal Insecticide, Fungicide, and Rodenticide Act and nine violations of the Emergency Planning and Community Right-to-Know Act, all at the Company's Pittsburg, California facility. The violations were discovered during an EPA multi-media audit in 1998. After several months of investigation and negotiation, an EPA Administrative Law Judge ordered Dow to pay a civil penalty of $115,500, which the Company paid on October 6, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits
Exhibit No.	Description of Exhibit
27	Financial Data Schedule
(b)
Reports on Form 8-K.

    The following Current Reports on Form 8-K were filed by the Company during the third quarter of 2000:

  On July 24, 2000, the Company filed a Current Report on Form 8-K attaching a letter agreement executed by Union Carbide Corporation and the Company stating that each of the parties agrees not to exercise any right it may have to terminate their merger agreement pursuant to Section 8.2(i) thereof prior to September 30, 2000.

  On September 5, 2000, the Company filed a Current Report on Form 8-K that included a press release issued on the same date announcing a quarterly dividend of 29 cents per share, payable on October 30, 2000, to stockholders of record on September 29, 2000.

  On September 27, 2000, the Company filed a Current Report on Form 8-K attaching a letter agreement executed by Union Carbide Corporation and the Company stating that each of the parties agrees not to exercise any right it may have to terminate their merger agreement pursuant to Section 8.2(i) thereof prior to December 31, 2000.

    The following trademarks of The Dow Chemical Company appear in this report:  Affinity, Methocel

    The following trademark of FilmTec Corporation appears in this report:  FilmTec

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY Registrant
By:	/s/ FRANK H. BROD Frank H. Brod Vice President & Controller

Date: November 13, 2000

QuickLinks

THE DOW CHEMICAL COMPANY TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (Notes A and C)
The Dow Chemical Company and Subsidiaries Consolidated Statements of Income
The Dow Chemical Company and Subsidiaries Consolidated Balance Sheets
The Dow Chemical Company and Subsidiaries Consolidated Balance Sheets
The Dow Chemical Company and Subsidiaries Consolidated Statements of Cash Flows
The Dow Chemical Company and Subsidiaries Consolidated Statements of Comprehensive Income
The Dow Chemical Company and Subsidiaries Operating Segments and Geographic Areas
The Dow Chemical Company and Subsidiaries Sales Volume and Price by Operating Segment and Geographic Area
  COMMITMENTS AND CONTINGENT LIABILITIES
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION
  THIRD QUARTER EARNINGS ANNOUNCEMENT (OCTOBER 26, 2000)
  ACQUISITIONS AND DIVESTITURES
  CHANGES IN FINANCIAL CONDITION
  RESULTS OF OPERATIONS
  SUBSEQUENT EVENT
  ACCOUNTING POLICIES
  EURO CONVERSION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE