Form 10-K405
period 2000-12-31
DOW CHEMICAL CO /DE/
filed 2001-03-09
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The aggregate market value of voting stock held by nonaffiliates as of February 9, 2001 (based upon the closing price of $32.21 per common share as quoted on the New York Stock Exchange), is approximately $2.871 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors, Officers and the Dow Employees' Pension Plan Trust would be deemed to be stock held by affiliates. Nonaffiliated common stock outstanding at February 9, 2001 numbered 891,433,400 shares. Total common stock outstanding at February 9, 2001 numbered 897,973,824.

Documents Incorporated by Reference

    Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2001.

The Dow Chemical Company
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2000

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

BUSINESS AND PRODUCTS

Corporate Profile

    Dow is a leading science and technology company that provides innovative chemical, plastic and agricultural products and services to many essential consumer markets. In 2000, Dow had annual sales of $23 billion and employed 41,900 people. The Company serves customers in more than 170 countries and a wide range of markets that are vital to human progress, including food, transportation, health and medicine, personal and home care, and building and construction, among others. The Company has 141 manufacturing sites in 32 countries and supplies more than 2,500 products grouped within the operating segments listed on the following pages. The Corporate Profile is an integral part of Note R to the Financial Statements.

  PERFORMANCE PLASTICS

  Applications:  automotive interiors, exteriors, chassis/powertrain and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • computer housings and accessories • footwear • home and office furnishings: appliance insulation, mattresses, carpeting, flooring, furniture padding, office furniture • medical devices • packaging, food and beverage containers, protective packaging • refrigerated transportation • sports and recreation equipment • water treatment

  Dow Automotive is a leading supplier of materials, parts, modules and systems for automotive interior, exterior, chassis/powertrain and body engineered systems applications. In addition to its broad product portfolio, Dow Automotive delivers research and development, design expertise, advanced engineering and supply chain management support to customers around the world.

  •
  Products: Betabrace reinforcing composites, Betadamp acoustical damping systems, Betafoam NVH and structural foams, Betaguard sealants, Betamate structural adhesives, Betaseal glass bonding systems, Calibre polycarbonate resins, Injection-molded dashmats and underhood barriers, Integral adhesive film, Magnum ABS resins, Polypropylene resins, Pulse engineering resins, Questra crystalline polymers, Retain recycle content resins, Spectrim reaction moldable polymers, Strandfoam polypropylene foam, Vydyne® nylon resins

  Engineering Plastics business offers one of the broadest ranges of engineering polymers and compounds of any global plastics supplier. Dow's Engineering Plastics business complements its product portfolio with technical and commercial capabilities to develop solutions that deliver improved economics and performance to its customers.

  •
  Products: Amplify engineering resins, Calibre polycarbonate resins, Emerge advanced resins, Fulcrum thermoplastic composite technology, Isoplast engineering thermoplastic polyurethane resins, Magnum ABS resins, Pellethane thermoplastic polyurethane elastomers, Prevail engineering thermoplastic resins, Pulse engineering resins, Questra crystalline polymers, Tyril SAN resins, Vydyne nylon resins

  Epoxy Products and Intermediates business manufactures a variety of basic epoxy products, as well as intermediates used by other major epoxy producers. Dow is a leading global producer of basic epoxy products, supported by high-quality raw materials, technical service and production capabilities.

  •
  Products: Acetone, Acrylic monomers, Allyl chloride, Bisphenol A, Blox thermoplastic resins, D.E.H. epoxy catalyst resins, D.E.N. epoxy novolac resins, D.E.R. epoxy resins (liquids, solids and solutions), Derakane and Derakane Momentum epoxy vinyl ester resins, Epichlorohydrin, Optim glycerine, Phenol

  Fabricated Products business manufactures and markets an extensive line of plastic film and foam products. Fabricated Products sets the competitive standard by creating high-performance solutions in industries ranging from packaging and construction to telecommunications, automotive and medical.

  •
  Products: Covelle HF weldable polyolefin film, Dow backing layer film, Envision custom foam laminates, Ethafoam polyethylene foam, Immotus acoustic panels, Instill vacuum insulation core, Integral adhesive film, Lamdex polyolefin foams, Opticite label films, Procite window envelope film, Propel polypropylene foams, Quash sound management foam, Saranex barrier medical film, Styrofoam insulation, Synergy soft touch foam, Tanklite protective insulation, Trenchcoat protective film, Trycite polystyrene film, Trymer polyisocyanurate foam, Zetabon coated metal cable armor

  Polyurethanes and Polyurethanes Systems businesses are leading global producers of polyurethane raw materials and systems. Differentiated by their ability to globally supply a high-quality, consistent and complete product range, these businesses emphasize new business developments while facilitating customer success with a global market and technology network.

  •
  Products: The Enhancer and Lifespan carpet backings, Great Stuff polyurethane foam sealant, Insta-stik roofing adhesive, Isobind isocyanate binders, Isonate pure and modified MDI products, Papi polymeric MDI, Specflex polyurethane components,Spectrim reaction moldable products, Syntegra polyurethane dispersions, Voracor, Voralast and Voralux polyurethane systems, Voranate TDI and specialty isocyanates, Voranol polyether polyols and copolymers

  PERFORMANCE CHEMICALS

  Applications:  building materials • food processing and ingredients • household products • paints, coatings, inks, adhesives, lubricants • personal care products • pharmaceutical and agricultural products and processing • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

  Emulsion Polymers business is the world's largest supplier of synthetic latex, and the most globally diverse of the styrene-butadiene latex suppliers. Dow provides protective and decorative coatings for paper and paperboard in publishing, as well as latex for carpet backing and specialty applications.

  •
  Products: Acrylic latex, Polystyrene latex, Styrene-acrylate latex, Styrene-butadiene latex, Vinylidene- butadiene latex

  Industrial Chemicals business provides products used as functional ingredients or as processing aids in the manufacture of a diverse range of products. Dow's surfactants and biocides (antimicrobials) businesses provide value-added ingredients for household and personal care products.

  •
  Products: Diphenyloxide, Dowfax surfactants, Dowicil antimicrobials, Dowtherm synthetic organic fluids, Hamposyl surfactants, Polyethylene glycols, Polypropylene glycols, Syltherm heat transfer fluids, Synalox fluids, Versene chelating agents

  Oxide Derivatives business is a leading producer of glycol ethers and amines.

  •
  Products: Ethyleneamines; Oxygenated solvents, including Dowanol glycol ethers; Specialty alkanolamines, including Ethanolamines and Isopropanolamines

  Specialty Polymers business is a diverse portfolio serving numerous markets. The largest unit, Liquid Separations, uses several technologies to separate dissolved minerals and organics from water, making purer water for human and industrial uses.

  •
  Products: Acrylic acid, Dispersants, Dowex ion exchange resins, Drytech superabsorbent polymers, FilmTec membranes, Glycine, Hydrocarbon resins, Quaternaries, Redispersible powders, Specialty monomers, Surface sizing polymers

  Water Soluble Polymers business enhances food quality and safety, and helps pharmaceutical companies develop and manufacture new medicines and supply existing drugs more efficiently and economically. Products in this business are also used as thickeners in building and construction materials.

  •
  Products: Ethocel ethylcellulose resins, Methocel cellulose ethers

  Performance Chemicals New Businesses and Other Products includes: Aminoalcohols, Biological buffers, Nitroparaffins, Oxazolines/Oxazolidines, and other products of ANGUS Chemical; Contract Manufacturing Services/Hampshire Fine Chemicals, which serve other specialty chemical, pharmaceutical and agricultural chemical producers; and Polybutadiene rubber and Styrene-butadiene rubber.

  AGRICULTURAL PRODUCTS

  Applications:  control of weeds, insects and diseases in plants • seeds • traits (genes) for crops and agriculture • urban pest management

  Dow AgroSciences LLC is a global leader in providing pest management, agricultural and crop biotechnology products. It develops, manufactures and markets products for crop production; weed, insect and plant disease management; and industrial and commercial pest management. Through strategic acquisitions, alliances and research agreements, as well as internal research, Dow AgroSciences is building a leading plant genetics and biotechnology business in crop seeds and traits for seeds.

  •
  Products: Acetochlor products, Clincher herbicide, Dursban and Lorsban insecticides, FirstRate herbicide, Fortress fungicide, Garlon herbicide, Glyphomax herbicide, Grandstand herbicide, Lontrel herbicide, Mustang herbicide, Mycogen Seeds, Phytogen seeds, Sentricon Termite Colony Elimination System, Spider herbicide, Starane herbicide, Stinger herbicide, Strongarm herbicide, Telone soil fumigant, Tordon herbicide, Tracer Naturalyte insect control, Treflan herbicide, Vikane structural fumigant

  PLASTICS

  Applications:  appliances and appliance housings • automotive parts and trim • building and construction • consumer electronics • consumer goods • disposable diaper liners • fibers • films, bags and packaging for food and consumer products • flexible and rigid packaging • furniture and furnishings, outdoor furniture • health and hygiene films and nonwovens • housewares •

  information technology • luggage • oil tanks and road equipment • toys, playground equipment and recreational products • wire and cable

  Polyethylene business supplies polyethylene-based solutions through sustainable product differentiation. Dow is the world's leading producer of polyethylene resins, one of the most versatile plastic materials. DuPont Dow Elastomers LLC is a 50:50 joint venture that leverages Insite Technology, Dow's proprietary catalyst and process technology, into elastomeric products.

  •
  Products: Affinity polyolefin plastomers, Aspun fiber grade resins, Attane ultra low density polyethylene copolymers, Dowlex linear low density polyethylene resins, Elite enhanced polyethylene resins, High density polyethylene resins (HDPE), Low density polyethylene resins (LDPE), Primacor adhesive copolymers, Saran PVDC resins and films

  Polystyrene business is the global leader in the production of polystyrene resins, uniquely positioned with geographic breadth and broad industry experience to meet a diverse range of customer needs. By implementing breakthrough proprietary technology, Dow continues to improve efficiencies and product performance.

  •
  Products: Styrenic alloys, Styron A-Tech advanced polystyrene resins, Styron general purpose polystyrene resins, Styron high-impact polystyrene resins, Styron ignition-resistant polystyrene resins

  Polypropylene is leveraging Dow's innovative manufacturing technology, research and product development expertise to become a major global polypropylene supplier.

  •
  Products: Homopolymer polypropylene resins, Impact copolymer polypropylene resins, Inspire performance polymers

  The Plastics segment also includes polyethylene terephthalate (PET), purified terephthalic acid (PTA) and several specialty resins, as well as a new family of thermoplastic polymers with unique properties, ethylene styrene interpolymers, which were developed from Insite technology.

  CHEMICALS

  Applications:  automotive antifreeze, coolant systems • chemical processing • dry cleaning • household cleaners • paints, coatings and adhesives • personal care products • petroleum refining • plastic pipe • pulp and paper manufacturing • snow and ice control • water treatment

  Chemicals business is a leading global producer of each of its basic chemical products. These products are sold to many industries worldwide and also serve as key raw materials in the production of many of Dow's performance and plastics products.

  •
  Products: Carbon tetrachloride, Caustic soda, Chlorine, Chloroform, Dowper dry cleaning solvent, Ethylene dichloride (EDC), Ethylene glycol (EG), Ethylene oxide (EO), Liquidow liquid calcium chloride, Maxistab stabilizers for chlorinated solvents, Methyl chloride, Methylene chloride, Peladow calcium chloride pellets, Perchloroethylene, Propylene glycol (PG), Propylene oxide (PO), Safe-Tainer closed loop delivery system, Trichloroethylene, Vinyl chloride monomer (VCM)

  HYDROCARBONS AND ENERGY

  Applications:  polymer and chemical production

  Hydrocarbons and Energy business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, power and steam for use in Dow's global operations. Dow is the world leader in the production of olefins and styrene.

  •
  Products: Benzene, Butadiene, Butylene, Cumene, Ethylene, Power, Propylene, Steam and other utilities, Styrene

  Growth Platforms include advanced materials for electronics, industrial biotechnology and new developments with a focus on identifying and pursuing emerging commercial and technology opportunities. The results for Growth Platforms, as well as Cargill Dow LLC, venture capital and technology licensing, are included in Unallocated and Other.

Industry Segments and Geographic Area Results

See Note R to the Financial Statements for disclosure of information by operating segment and geographic area.

Number of Products

    Dow manufactures and supplies more than 2,500 products and services, and no single one accounted for more than 5 percent of the Company's consolidated sales in 2000.

Competition

    The Company experiences substantial competition in each of its industry segments. During 2000, the Company was the second largest chemical company in the United States and in the top five worldwide, in terms of sales. The chemical industry has been historically competitive and this condition is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad. The Company competes worldwide on the basis of quality, price and customer service.

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

    Hydrocarbon raw materials include liquefied petroleum gases (LPG), crude oil, naphtha, natural gas and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, benzene, ethylene and styrene to supplement internal production. Expenditures for hydrocarbons and energy accounted for 35% of the Company's operating costs and expenses for the year ended December 31, 2000. The Company purchases these raw materials on both short-term and long-term contracts.

    Other significant raw materials include acrylic acid, acrylonitrile, aniline, bisphenol, cellulose, octene, organic acids, and toluene diamine. The Company purchases these raw materials on both short-term and long-term contracts.

    The Company has, and expects to continue to have, adequate supplies of raw materials during 2001 and subsequent years.

Method of Distribution

    All products and services are marketed primarily through the Company's sales force, although in some instances more emphasis is placed on sales through distributors. No significant portion of the business of any operating segment is dependent upon a single customer.

Research and Development

    The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $892 million in 2000 compared with $845 million in 1999 and $807 million in 1998. The Company employs approximately 6,000 people in various research and development activities.

Patents, Licenses and Trademarks

    The Company continually applies for and obtains United States and foreign patents. At December 31, 2000, the Company owned 2,893 active United States patents and 9,323 active foreign patents as follows:

	U.S.	Foreign
Performance Plastics	959	2,632
Performance Chemicals	346	1,597
Agricultural Products	499	1,559
Chemicals	87	193
Plastics	460	1,772
Hydrocarbons and Energy	29	137
Other	513	1,433

Total	2,893	9,323

    Dow's primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $61 million in 2000, $58 million in 1999 and $44 million in 1998, and incurred royalties to others of $21 million in 2000, $14 million in 1999 and $3 million in 1998. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the "Dow in Diamond" trademark. Although the Company considers that, in the aggregate, its patents, licenses and trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

Dow's principal nonconsolidated affiliates for 2000 and the Company's ownership interest for each are listed below:

•	DuPont Dow Elastomers L.L.C.—50 percent—manufactures and markets thermoset and thermoplastic elastomer products.
•
Gurit-Essex, A.G.—50 percent—a Swiss company, which supplies European automobile manufacturers with proprietary specialty products (see Subsequent Events in Management's Discussion and Analysis and Note C to the Financial Statements).

•
Dow Corning Corporation—50 percent—manufacturer of silicone and silicone products. Dow Corning has voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code (see Item 3. Legal Proceedings and Note P to the Financial Statements).
•	Siam Styrene Monomer Ltd.—49 percent—supports the development of styrene derivative businesses in Thailand, including Dow's existing latex and polystyrene facilities.
•	Total Raffinaderij Nederland N.V.—49 percent—provides feedstocks for Dow's major petrochemical site at Terneuzen, The Netherlands, and also services the Benelux and nearby countries.
•
Compañía Mega S.A.—28 percent—an Argentine company that is constructing a natural gas separation and fractionation plant. The plant will provide feedstocks to the Company's petrochemical plant, Petroquímica Bah ía Blanca, located in Bahia Blanca, Argentina.
•
Buna Sow Leuna Olefinverbund (BSL)—80 percent through May 31, 2000—a former East German integrated chemical complex. On June 1, 2000, BSL became a wholly owned subsidiary of the Company and, beginning on that date, the financial results of BSL are fully consolidated (see Note C to the Financial Statements). This acquisition offers Dow both new products (e.g. polypropylene, acrylic acid and synthetic rubber) and expanded geographic reach for core chlorine-based and hydrocarbon-based chemicals and plastics.

Financial Information About Foreign and Domestic Operations and Export Sales

    In 2000, the Company derived 61 percent of its sales and had 46 percent of its property investment outside the United States. While the Company's international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note R to the Financial Statements, and discussions of the Company's risk management program for foreign exchange and interest rate risk management appear in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Financial Statements.

Protection of the Environment

    Matters pertaining to the environment are discussed in Legal Proceedings, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and P to the Financial Statements.

Employees

    Personnel count at December 31, 2000 was 41,943 versus 39,443 at the end of 1999 and 39,029 at the end of 1998.

Other Activities

    Dow engages in the property and casualty insurance and reinsurance business primarily through its Liana Limited subsidiaries.

ITEM 2. PROPERTIES

    The Company operates 141 manufacturing sites in 32 countries. The Company considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The Company's chemicals and plastics production facilities and plants operated at approximately 86 percent of capacity during 2000. The following are the major production sites:

United States:	Midland, Michigan; Freeport, Texas; Plaquemine, Louisiana.
Canada:	Sarnia, Ontario; Fort Saskatchewan, Alberta.
Germany:	Boehlen; Leuna; Schkopau; Stade; Rheinmuenster.
France:	Drusenheim.
The Netherlands:	Terneuzen.
Spain:	Tarragona.
Argentina:	Bahia Blanca.
Brazil:	Aratu.

    Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	47 manufacturing locations in 20 states.
Canada:	7 manufacturing locations in 3 provinces.
Europe:	43 manufacturing locations in 15 countries.
Latin America:	26 manufacturing locations in 6 countries.
Pacific:	18 manufacturing locations in 9 countries.

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

    Dow Corning reported an after-tax net loss of $167 million for the second quarter of 1995, of which the Company's share amounted to $83 million. Dow Corning's second quarter loss was a result of a $221 million after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its Chapter 11 filing. As a result of Dow Corning's 1995 second quarter loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 million for the second quarter of 1995, fully reserved its investment in Dow Corning, and has reserved its 50 percent share of equity earnings through the third quarter of 2000.

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

    The Company's financial statement exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge, the reserving of its share of equity earnings through the third quarter of 2000, and the resumption of recognizing of its share of Dow Corning's earnings in the fourth quarter of 2000, is negligible. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have a material adverse impact on the Company's consolidated financial statements.

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

    On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999 that, in the view of the Proponents and the Shareholders, improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning's silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. These motions and appeals were heard by U.S. District Court Judge Denise Page Hood on April 12 and 13, 2000, and on November 13, 2000, Judge Hood affirmed the Bankruptcy Court's November 30, 1999 Order confirming the Joint Plan and reversed, in part, the Bankruptcy Court's December 21, 1999 Opinion, including that portion of the Opinion the Shareholders had appealed. In turn, various parties in interest have appealed Judge Hood's decision to the United States Court of Appeals for the Sixth

Circuit. The effectiveness of the Joint Plan remains subject to the resolution of those appeals. Accordingly, there can be no assurance at this time that the Joint Plan will become effective.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is information related to the Company's executive officers as of March 9, 2001.

    ARNOLD A. ALLEMANG, 58. DOW EXECUTIVE VICE PRESIDENT. DIRECTOR SINCE 1996. Employee of Dow since 1965. Director of Technology Centers, Dow U.S.A. 1989-92. Manufacturing General Manager, Dow Benelux N.V.* 1992-93. Regional Vice President, Manufacturing and Administration, Dow Benelux N.V.* 1993. Vice President, Manufacturing Operations, Dow Europe S.A.* 1993-95. Dow Vice President and Director of Manufacturing and Engineering 1996-97. Dow Vice President, Operations 1997-2000. Executive Vice President 2000 to date. Director of Liana Limited* and Dorinco Reinsurance Company.* Representative on the Members Committee of DuPont Dow Elastomers L.L.C.* Director of the National Association of Manufacturers. Member of the American Chemical Society; the Advisory Board, Center for Chemical Process Safety, American Institute of Chemical Engineers; College of Engineering Advisory Council, Kansas State University; the Corporate Executive Board's Operations Management Roundtable; and National Academy of Engineering's Action Forum on Diversity.

    FRANK H. BROD, 46. DOW VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1975. Controller, Essex Chemical Corporation,* 1988-1991. Financial Controller and Information Systems Director for Dow U.K. and Ireland, 1991-1993. Financial & Statutory Controller, 1993-1995. Controller, Dow Europe S.A.* and Finance Director for Dow's Global Fabricated Products Business, 1995-1998. Global Accounting Director, 1998-2000. Vice President and Controller, The Dow Chemical Company, 2000 to date. Director of Dow Credit Corporation;* Dow Financial Holdings, Inc.;* Diamond Capital Management, Inc.;* Dow Hydrocarbons and Resources, Inc.;* and Liana Limited.* Member of the Conference Board's Controllers Council and Committee on Corporate Reporting of Financial Executives Institute. Member of American Institute of Certified Public Accountants and Texas Society of CPAs. Member of Accounting Advisory Board, Michigan State University and Northwood University; Development Board, Central Michigan University. Director of Wolverine Bank, FSB.

    ANTHONY J. CARBONE, 60. VICE CHAIRMAN OF THE DOW BOARD OF DIRECTORS AND SENIOR CONSULTANT. DIRECTOR SINCE 1995. Employee of Dow since 1962. Dow Latin America Marketing Director for Plastics 1974-76. Dow Business Manager for Styrofoam 1976-80, Director of Marketing for Functional Products and Systems 1980-83. Dow U.S.A. General Manager of the Coatings and Resins Department 1983-86, General Manager of Separation Systems 1986-87, Vice President Dow Plastics 1987-91. Dow North America Group Vice President for Plastics 1991-93. Group Vice President, Global Plastics 1993-95. Group Vice President—Global Plastics, Hydrocarbons and Energy 1995-96. Executive Vice President, 1996-2000. Vice Chairman of the Board of Directors February 2000 to date. Senior Consultant November 2000 to date. Board member of the Society of Plastics Industries and the American Plastics Council. Member of the American Chemical Society and Advisory Council for the Heritage Foundation.

    RICHARD M. GROSS, 53. DOW CORPORATE VICE PRESIDENT OF RESEARCH AND DEVELOPMENT. Employee of Dow since 1974. Research and Development Director, North American Chemicals and Metals/Hydrocarbons 1992-95. Director of Core Technologies Research and Development 1995-98. Director of Continental Operations 1995-97. Vice President of Dow North America and Director of Michigan Operations 1997-98. Vice President and Director of Research and Development 1998-2000. Corporate Vice President, Research and Development 2000 to date. Member of the Corporate Operating Board 2000 to date. Recipient of 1996 Genesis Award for Excellence in People Development. Member of the American Chemical Society, the American Institute of Chemical Engineers and the Industrial Research Institute. Member of the Governing Board and 1st Vice Chair, the Council for Chemical Research. Member of the Chemical Engineering Advisory Board at Worcester Polytechnic Institute. Member of the Advisory Board of the National Science Resources Center; the Advisory Board for the College of Chemistry at the University of California, Berkeley; the National Research Council's Board on Chemical Sciences & Technology; and the Michigan Molecular Institute Board.

    DAVID E. KEPLER II, 48. DOW CORPORATE VICE PRESIDENT AND CHIEF INFORMATION OFFICER. Employee of Dow since 1975. Computer Services Manager of Dow U.S.A. Eastern Division 1984-88. Commercial Director of Dow Chemical Canada Inc.,* Performance Products 1989-91. Director of Pacific Area Information Systems 1991-93. Manager of Information Technology for Chemicals and Plastics 1993-94. Director of Global Information Systems Services 1994-95. Director of Global Information Application 1995-98. Vice President 1998-2000. Chief Information Officer 1998 to date. Corporate Vice President 2000 to date. Director of Buildscape, LLC.* Member of The Research Board Inc., the American Chemical Society, the American Institute of Chemical Engineers and e-Michigan Advisory Council.

    GEOFFERY E. MERSZEI, 49. DOW VICE PRESIDENT AND TREASURER. Employee of Dow since 1978. Director of Finance, Dow Chemical (Hong Kong) Limited* 1989-92. Director of Finance, Dow Europe S.A.* 1992-96. Vice President and Treasurer, The Dow Chemical Company 1996 to date. Member of the Conference Board's Council of Financial Executives. Financial Executives

Institute—Chairman, Committee on Corporate Finance; Editorial Advisory Board Member. Member of the Citibank Advisory Board.

    MICHAEL D. PARKER, 54. DOW PRESIDENT AND CHIEF EXECUTIVE OFFICER. DIRECTOR SINCE 1995. Employee of Dow since 1968. Dow Europe S.A.* Product Marketing Manager for Epoxy Resins 1977-79. Director of Marketing for Inorganic Chemicals 1979-82. Director of Marketing for Organic Chemicals 1982-83. Commercial Director for the Functional Products Department 1983-84. Dow U.S.A. General Manager of the Specialty Chemicals Department 1984-87. Dow Chemical Pacific Limited* Commercial Vice President 1987-88, President 1988-93. Dow Group Vice President 1993-96. Group Vice President—Chemicals and Hydrocarbons 1993-95. Business Vice President for Chemicals 1995-2000. President Dow North America 1995-2000. Executive Vice President 1996-2000. President and Chief Executive Officer 2000 to date. Representative on the Members Committee, Dow AgroSciences LLC.* Director of Dow Corning Corporation.* Director of the National Legal Center for the Public Interest and the American Plastics Council. Director, Executive Committee member and Chair of the Strategic Communication Committee, the American Chemistry Council.

    J. PEDRO REINHARD, 55. DOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. DIRECTOR SINCE 1995. Employee of Dow since 1970. Dow Brazil Area Finance Director 1978-81. Dow Europe S.A.* Finance Director 1981-85. Dow Assistant Treasurer 1984-85. Dow Europe S.A.* Vice President 1985-88. Managing Director, Dow Italy 1985-88. Dow Treasurer 1988-96, Vice President 1990-95, Financial Vice President 1995-96, Chief Financial Officer 1995 to date, Executive Vice President 1996 to date. Chairman of the Board of Liana Limited.* Chairman of the Members Committee, Dow AgroSciences LLC.* Director of Royal Bank of Canada, Mycogen Corporation* and Dow Corning Corporation.* Member of the Financial Executives Institute and The Conference Board's Council of Financial Executives.

    WILLIAM S. STAVROPOULOS, 61. CHAIRMAN OF THE DOW BOARD OF DIRECTORS. DIRECTOR SINCE 1990. Employee of Dow since 1967. President of Dow Latin America 1984-85. Dow U.S.A. Commercial Vice President for Basics and Hydrocarbons 1985-87. Group Vice President for Plastics and Hydrocarbons 1987-90. President of Dow U.S.A. 1990-93. Dow Vice President 1990-91, Senior Vice President 1991-93, Chief Operating Officer 1993-95, President 1993-2000, Chief Executive Officer 1995-2000, Chairman 2000 to date. Director of Dow Corning Corporation,* BellSouth Corporation, Chemical Financial Corporation and NCR Corporation. Board member of American Enterprise Institute for Public Policy Research, Fordham University, and J. P. Morgan International Council. Also a member of the Advisory Board to the Fidelity Group of Funds. Member of the American Chemical Society, The Business Council, World Business Council for Sustainable Development, serving on the Executive Committee; and University of Notre Dame Advisory Council for the College of Science. 2000 Man of the Year Award, Hellenic American Chamber of Commerce; 1999 Kavaler CEO of the Year Award.

    LAWRENCE J. WASHINGTON, JR., 55. DOW CORPORATE VICE PRESIDENT, ENVIRONMENT, HEALTH & SAFETY, HUMAN RESOURCES AND PUBLIC AFFAIRS. Employee of Dow since 1969. General Manager, Western Division 1987-90. Vice President, Dow North America, and General Manager of the Michigan Division 1990-94. Vice President, Human Resources 1994 to date. Vice President, Environment, Health & Safety and Public Affairs 1997 to date. Director of Chemical Bank and Trust Company, Liana Limited* and Dorinco Reinsurance Company.* Member of the National Advisory Board for Michigan Technological University and the Advisory Council, College of Engineering and Science, University of Detroit Mercy.

    * A number of Company entities are referenced to in the biographies and are defined as follows. (Some of these entities have had various names over the years. The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of the Annual Meeting record date.) Buildscape, LLC—36 percent owned by Dow. Dow Corning Corporation and

DuPont Dow Elastomers L.L.C.—companies ultimately 50 percent owned by Dow. Diamond Capital Management, Inc., Dorinco Reinsurance Company, Dow AgroSciences LLC, Dow Benelux N.V., Dow Chemical Canada Inc., Dow Chemical (Hong Kong) Limited, Dow Chemical Pacific Limited, Dow Credit Corporation, Dow Europe S.A., Dow Financial Holdings, Inc., Dow Hydrocarbons and Resources, Inc., Essex Chemical Corporation, Liana Limited, and Mycogen Corporation—all ultimately wholly owned subsidiaries of Dow. Ownership by Dow described above may be either direct or indirect.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market for the Company's common stock is the New York Stock Exchange. In order to comply with the terms of the merger agreement with Union Carbide, the Company announced on January 31, 2001 that pro rata dividends would be paid to Dow stockholders for the first quarter of 2001. Due to the closing of the merger on February 6, 2001, two pro rata dividends will be paid as follows:

  •
  A pro rata dividend of 12.11 cents per share related to the pre-merger period, payable on March 1, 2001 to stockholders of record on February 5, 2001

  •
  A pro rata dividend of 16.89 cents per share related to the post-merger period, payable on April 30, 2001 to stockholders of record on March 30, 2001

    The two pro rata dividends together equal Dow's current quarterly dividend rate of 29 cents per share. This will be the 357th consecutive quarter in which the Company has issued a dividend. Since 1912, Dow has maintained or increased the quarterly dividend. In each of the last three years, the Company declared dividends of $1.16 per share.

    At March 5, 2001, there were 125,865 registered common stockholders. The Company estimates that there were an additional 128,000 stockholders whose shares were held in nominee names at December 31, 2000.

    Quarterly market and dividend information can be found in Part II, Item 8 (Financial Statements & Supplementary Data) on page 78.

ITEM 6. SELECTED FINANCIAL DATA

The Dow Chemical Company and Subsidiaries
Five-year Summary of Selected Financial Data

In millions, except as noted (Unaudited)	2000	1999	1998	1997	1996
Summary of Operations
Net sales(1)	$23,008	$19,989	$19,442	$20,974	$20,961
Cost of sales(1)	18,262	15,362	14,800	15,635	15,016
Research and development expenses	892	845	807	785	761
Selling, general and administrative expenses	1,582	1,530	1,666	1,880	2,136
Amortization of intangibles	125	146	88	61	39
Purchased in-process research and development charges	6	6	349	—	—
Special charges	—	94	458	—	—
Insurance and finance company operations, pretax income	68	127	112	113	78
Other income	580	343	980	511	405

Earnings before interest, income taxes and minority interests	2,789	2,476	2,366	3,237	3,492
Interest expense—net	388	310	354	289	204

Income before income taxes and minority interests	2,401	2,166	2,012	2,948	3,288
Provision for income taxes	823	766	685	1,041	1,187
Minority interests' share in income	65	69	17	99	194
Preferred stock dividends	—	5	6	6	7

Net income available for common stockholders	$1,513	$1,326	$1,304	$1,802	$1,900

Per share of common stock (dollars):(2)
Net income available for common stockholders—basic	$2.24	$2.01	$1.94	$2.60	$2.57
Net income available for common stockholders—diluted	2.22	1.98	1.92	2.57	2.53
Cash dividends declared	1.16	1.16	1.16	1.12	1.00
Cash dividends paid	1.16	1.16	1.16	1.08	1.00
Weighted-average common shares outstanding(2)	676.0	660.2	670.6	691.9	739.0
Convertible preferred shares outstanding	—	1.3	1.4	1.4	1.5
Year-end Financial Position
Total assets	$27,645	$25,499	$23,830	$24,040	$24,673
Working capital	1,387	2,552	1,198	1,629	4,276
Property—gross	25,491	24,276	24,435	23,345	23,737
Property—net	9,190	8,490	8,447	8,052	8,484
Long-term debt and redeemable preferred stock	4,865	5,072	4,094	4,245	4,230
Total debt	6,524	6,057	5,877	6,258	5,468
Net stockholders' equity	9,186	8,323	7,429	7,626	7,954
Financial Ratios
Research and development expenses as percent of net sales(1)	3.9%	4.2%	4.2%	3.7%	3.6%
Income before income taxes and minority interests as percent of net sales(1)	10.4%	10.8%	10.3%	14.1%	15.7%
Return on stockholders' equity	16.5%	15.8%	17.5%	23.5%	23.8%
Book value per share of common stock (dollars)(2)	$13.56	$12.50	$11.30	$11.35	$11.04
Debt as a percent of total capitalization	39.3%	39.5%	42.3%	42.8%	35.2%
General
Capital expenditures	$1,349	$1,412	$1,546	$1,198	$1,344
Depreciation	1,145	1,122	1,188	1,208	1,259
Salaries and wages paid	2,623	2,714	2,816	2,882	2,944
Cost of employee benefits	422	514	637	666	700
Number of employees at year-end (thousands)	41.9	39.4	39.0	44.1	40.3
Number of stockholders of record at year-end (thousands)(3)	87.9	87.7	93.0	97.2	104.6

(1)
Adjusted for reclassification of freight on sales.

(2)
Adjusted for 3-for-1 stock split in 2000.

(3)
Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 128,000 stockholders whose shares were held in nominee names at December 31, 2000.

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

INTRODUCTORY NOTES TO READERS

•	Merger with Union Carbide Corporation

The Company completed its merger with Union Carbide Corporation on February 6, 2001, after receiving clearance from the U.S. Federal Trade Commission. This financial report, including forward-looking statements, does not reflect the effects of the merger. Historical financial information will be restated in future reports to include Union Carbide. See "Subsequent Events" on page 35, and Notes C and S to the Financial Statements.
•	Stock Split

All references in this section and in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the three-for-one stock split on June 16, 2000, unless otherwise noted. See Note L to the Financial Statements.
•	Sales and Cost of Sales Reclassification

Sales, cost of sales and all associated references have been retroactively reclassified in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board with respect to accounting for shipping and handling costs in a sales transaction. These costs were previously recorded by the Company as a reduction of net sales. Due to the reclassification, reported net sales have increased with a corresponding increase in cost of sales. See Note A to the Financial Statements.

RESULTS OF OPERATIONS

    Dow achieved record sales of $23 billion in 2000, up 15 percent from $20 billion in 1999 and 18 percent from $19.4 billion in 1998. The improvement in sales was driven by increases in both volume and price. Volume improved 7 percent from 1999, while selling prices improved 8 percent (see Sales Price and Volume table on page 29). The Company experienced strong volume growth throughout the year with particularly strong demand in the performance segments. Both Performance Plastics and Performance Chemicals reported double-digit volume gains. From a geographic standpoint, volume was strong in all areas of the globe. Compared with last year, prices were significantly higher in the basic segments, driven by sharp increases in feedstock and energy costs throughout the year. Overall selling prices were depressed in 2000 by the negative impact of currency on sales in Europe, which reduced net sales by 4 percent.

    Sales in the United States accounted for 39 percent of total sales in 2000 and 1999, compared with 40 percent in 1998. Sales and other information by operating segment and geographic area are provided in Note R to the Financial Statements.

    2000 was a dynamic year for Dow. Continuing the strategic direction of the past few years, the Company completed several acquisitions and alliances, accelerated the implementation of Six Sigma, and continued its investment in research and development and growth initiatives. These actions are expected to significantly contribute to the Company's future earnings growth. Foremost among these is Dow's merger with Union Carbide, which was completed on February 6, 2001, following regulatory approval.

    Heading into 2001, the macroeconomic trends are quite different from those of a year ago. This past year produced very high growth around the world. A slowdown in the United States and the potential impact of slower U.S. growth on the rest of the world economies are concerns for 2001. These concerns, coupled with the current environment of unprecedented increases in feedstock and energy costs in North America and highly volatile feedstock prices globally, give rise to a cautious outlook, at least for the first part of the year. Some recovery is anticipated starting mid-year. While some businesses or regions may continue to see strong demand, only modest overall growth is expected with the uncertain economic environment. The merger with Union Carbide and the realization of integration synergies will be at the forefront of Dow's focus for 2001, along with continued emphasis on cost control and management of working capital.

PERFORMANCE PLASTICS

    Performance Plastics sales increased 10 percent to $6.1 billion in 2000, compared with $5.5 billion in 1999 and $5.3 billion in 1998. Volume increased 11 percent over 1999, while prices declined slightly. Sales in 1999 reflected a 9 percent volume gain with a 6 percent price decline versus 1998.

    Earnings before Interest, Income Taxes and Minority Interests (EBIT) were $749 million in 2000, compared with $1.1 billion in 1999 and 1998. During 2000, EBIT decreased as higher feedstock costs and the negative impact of currency on sales in Europe more than offset volume growth, gains in local currency prices and the favorable results of Six Sigma efforts. In 1999, EBIT was maintained as volume growth and productivity improvements helped offset the effect of price declines.

    In 2000, Dow Automotive was formed as the Company's first industry-focused business unit. Sales for this business were up 12 percent versus 1999 due to increased volume from global light vehicle production, especially in North America, which reached an all-time high in 2000. EBIT was down due to higher feedstock costs and increased expenditures for new business growth initiatives.

    Engineering Plastics sales were up 16 percent compared with 1999. Industry demand remained very strong in all geographic areas, with polycarbonate leading the way. Volume increased 13 percent, led by growth in Asia Pacific. Two new product lines were announced in 2000: Amplify thermoplastic alloys and Emerge plastic resins. Both will deliver tailored compounds and blends for engineered applications in the information technology, appliance and automotive industries. Prices increased 3 percent, driven by tight supply and increased raw material costs. EBIT improved as volume growth and increased prices outpaced higher feedstock costs.

    Epoxy Products and Intermediates posted an 11 percent increase in sales compared with 1999. Volume increased 9 percent, driven by a 15 percent increase in Asia Pacific. Derakane Momentum epoxy vinyl ester resin was launched in the global composites industry in 2000, with higher than expected industry acceptance. Prices were up 2 percent, with increases reported in most geographic areas. EBIT was down due to higher feedstock costs.

    Fabricated Products sales improved slightly in 2000. Volume increased 5 percent, but prices continued to be under pressure globally and decreased 2 percent. The expanded polystyrene product line from Buna Sow Leuna Olefinverbund (BSL) contributed to the growth of the business. EBIT was down due to higher feedstock costs. In May 2000, Dow announced a strategic investment in Buildscape, Inc., a subsidiary of Riverside Group, Inc. Buildscape is focused on driving the growth of Web-enabled business solutions for the global residential and light commercial building and construction industry.

    Polyurethane sales were up 10 percent in 2000 versus the prior year. Volume increased 13 percent, driven primarily by Dow's acquisition of two North American system house formulators, Flexible Products Company and General Latex, and by continued growth in Asia Pacific. While local prices increased in all geographic areas, prices overall decreased 3 percent due to the negative impact of currency on sales in Europe. Capacity expansion within the industry in 2000 resulted in a difficult pricing environment. EBIT was down due to higher feedstock costs.

Outlook for 2001

    The Performance Plastics segment expects improved profitability in 2001, primarily led by volume growth in areas outside of North America, price stability and lower feedstock costs.

    Sales volume growth for Dow Automotive is expected to continue in 2001, as stronger sales in Europe and Latin America reduce the impact of the projected softening in the North American automotive industry. In January 2001, the Dow Automotive business acquired the remaining 50 percent of Gurit-Essex AG (see Note C to the Financial Statements). Gurit-Essex AG is the largest European supplier of automotive adhesives, sealants and body engineered systems for the automotive OEM and aftermarket.

    Engineering Plastics anticipates continuous growth in 2001 combined with a stable price environment. Some new industry capacity built in 2000 will come on stream in 2001 and will improve the very tight supply position, specifically in polycarbonate. Overall demand will continue to be driven by consumption in high-growth industries like the electronics and information technology industries, as well as the growth of traditional applications in emerging geographies.

    Epoxy Products and Intermediates anticipates continued volume growth, led by Asia Pacific and Latin America, and continued price recovery in 2001.

    Volume growth and stable pricing are expected to deliver higher sales for the Fabricated Products business in 2001. The continued recovery of markets in Asia Pacific, including Japan, will contribute to higher volumes. Production facility conversions in Europe to allow the use of alternative blowing agents will be completed in 2001, meeting environmental legislation requirements.

    Polyurethane sales are expected to improve in 2001, on price increases driven by higher feedstock costs and volume growth in Asia Pacific and Latin America.

PERFORMANCE CHEMICALS

    Performance Chemicals sales were $3.2 billion in 2000, a new record for the segment, compared with $2.8 billion in 1999 and 1998. Volume grew 15 percent, while prices declined 3 percent compared with 1999. The increase in volume included the full-year impact of the addition of ANGUS Chemical Company and the start-up of a new acrylic acid plant at BSL. Substantial volume growth was recorded in all geographic areas, with significant gains in Europe and Asia Pacific. Prices declined due to a highly competitive environment and the negative impact of currency on sales in Europe. Sales in 1999 reflected a 5 percent volume gain and a 3 percent price decline versus 1998.

    EBIT in 2000 was $341 million versus $500 million in 1999 and $427 million in 1998. EBIT decreased in 2000 as margins were depressed by sharp increases in feedstock and energy costs. These increases were only partially offset by strong volume and continued productivity improvements. EBIT in 1999 increased as higher volume and productivity savings more than offset the impact of price declines.

    Emulsion Polymers posted an 8 percent increase in sales versus the prior year. Volume increased 9 percent due to strong global demand for carpet and coated paper. Prices declined 1 percent. EBIT was down from last year due to significantly higher styrene monomer costs. In the second quarter of 2000, Penford Corporation licensed its patented starch copolymer technology to Dow for coated paper and other applications. This agreement will enhance Dow's ability to develop new products and applications for the global paper industry.

    Oxide Derivatives sales were up 8 percent compared with 1999. Industry demand was strong in all geographic areas, led by glycol ethers and alkanolamines. Volume increased 8 percent, with double-digit growth in Europe and Asia Pacific. Prices were flat. EBIT declined due to the sharp increase in feedstock and energy costs.

    Specialty Polymers sales increased 9 percent compared with 1999. Volume increased 12 percent, while prices declined 3 percent versus 1999. The increase in volume was primarily driven by the start-up of a new acrylic acid plant at BSL and very strong demand for FilmTec membranes. EBIT declined slightly in 2000 due to start-up costs for the acrylic acid plant and difficult competitive conditions for superabsorbent polymers.

    Industrial Chemicals sales were up 6 percent in 2000 versus the prior year. Volume increased 11 percent, while prices declined 5 percent. The increase in volume included the full-year impact of the addition of the biocides business from ANGUS Chemical. Prices declined due to competitive pressures in surfactants and Versene chelating agents. EBIT was down due to higher feedstock and energy costs. Dow acquired Shell Chemicals' polyglycol lubricant business in the first quarter of 2000, giving Dow rights to complementary product and application technology, and added market access in the area of polyglycol synthetic lubricant raw materials for industrial and textile applications.

    Water Soluble Polymers sales were down 5 percent compared with 1999. Volume increased 3 percent, while prices declined 8 percent. EBIT declined slightly in 2000 due primarily to lower selling prices.

    Dow's Contract Manufacturing Services business entered into several new alliances during 2000. Dow and Diversa Corporation entered into an agreement in the fourth quarter of 2000 to jointly market their respective abilities to develop and produce chiral compounds for pharmaceuticals and other fine chemicals. In December 2000, Dow and Alchemia entered into a research and manufacturing alliance to develop manufacturing capabilities for carbohydrate-based pharmaceuticals and nutraceuticals.

Outlook for 2001

    Performance Chemicals expects continued growth in 2001 due to increased demand and capacity additions at a number of the segment's operating facilities. However, challenging industry conditions due to volatile feedstock costs and a highly competitive environment will continue to be a concern.

    Capacity additions are planned as follows: FilmTec Corporation will complete a 70 percent capacity expansion at its Minneapolis, Minnesota, site during 2001; Dow announced plans to expand capacity for Methocel cellulose ethers in Plaquemine, Louisiana, during 2001, and Stade, Germany, during 2002; and Emulsion Polymers has announced capacity expansions in Europe, Latin America and Asia Pacific to meet the growing demand for styrene-butadiene latex in the coated paper, carpet and specialty businesses.

AGRICULTURAL PRODUCTS

    Sales of Agricultural Products for 2000 were $2.3 billion, flat compared with 1999, and down from $2.4 billion in 1998. Volume increased 5 percent versus 1999, but was offset by a decline in prices, which included the negative impact of currency in Europe. The volume increase reflects a shift in product mix from older, established products and reduced sales of chlorpyrifos in urban applications, to newer product lines including Sentricon Termite Colony Elimination System; Tracer Naturalyte insect control products; FirstRate, Strongarm and glyphosate herbicides; and Fortress fungicide. Additionally, volume was increased by two acquisitions in November 2000. Sales in 1999 reflected a price decline of 3 percent on flat volume, compared with 1998.

    EBIT was $212 million in 2000 versus $219 million last year, excluding 1999 unusual items. Unusual items in 1999 of $94 million were related to a cost reduction and business restructuring program (see Note B to the Financial Statements). The reorganization of Dow AgroSciences, which is expected to be completed in 2001, resulted in a cost reduction of $35 million in 2000, and will continue to have a favorable impact on operating costs in the future. Excluding unusual items, EBIT in 1999 was up 42 percent from $154 million in 1998. Unusual items in 1998 totaled $363 million and included charges for purchased in-process research and development related to acquisitions (see Note B to the Financial Statements). The improvement in EBIT in 1999 was primarily due to increased sales of new, higher-margin products and productivity improvements.

    In 2000, agricultural commodity prices approached 30-year lows, reducing farmers' willingness and ability to buy chemicals to protect increasingly devalued crops. Also, despite consumer concerns, grower acceptance of genetically enhanced crops has been faster than expected in some geographies, reducing reliance on traditional crop-protection chemicals. Industry-wide consolidations further increased competition in the agricultural industry in 2000. There was also significant consolidation activity among U.S.-based agricultural product distributors.

    In 2000, the U.S. Environmental Protection Agency announced restrictions on the uses of chlorpyrifos in urban applications. Dow AgroSciences announced a voluntary cancellation of most in-and-around-the-home uses of chlorpyrifos in North America, including use of the product as a full-barrier termiticide treatment in existing residential structures.

    Three acquisitions were completed during 2000. In July, Dow AgroSciences acquired Empresa Brasileira de Sementes, expanding the Company's seed business in Brazil. In November, Zeneca Limited's acetochlor herbicide product line and assets of Cargill Hybrid Seeds were acquired. Acetochlor is a leading herbicide used by farmers around the world to control grasses and small-seeded broadleaf weeds in corn and other crops. The assets of Cargill Hybrid Seeds will be integrated into Mycogen, a wholly owned subsidiary of the Company, to form a larger and more efficient platform from which to launch biotechnology products.

    During 2000, Dow AgroSciences expanded its manufacturing capacity to produce spinosad insect control products in Harbor Beach, Michigan, and its capacity to produce Telone soil fumigant in Freeport, Texas.

Outlook for 2001

    No significant improvement in agricultural commodity prices is anticipated in 2001, and the industry is expected to become increasingly competitive as consolidations within the industry continue.

    Dow AgroSciences is projecting continued strong growth in 2001 for its newer products. The acquisitions completed in 2000 will be fully integrated with existing operations in 2001 and are expected to result in increased sales. Improving economic conditions in Latin America, along with the anticipated strengthening of the Euro, are expected to increase profitability during the year.

PLASTICS

    Plastics reported sales of $5.8 billion in 2000, up 22 percent from 1999, with volume growth of 7 percent and price improvement of 15 percent. The most significant increases occurred in the first half of the year. Sales in 1999 were $4.7 billion, up from $4 billion in 1998, as volume increased 16 percent and prices improved 1 percent.

    EBIT increased 61 percent in 2000 to $1 billion, despite abnormally high feedstock and energy costs and the downturn in volume and prices in the second half of the year. EBIT in 1999 was $636 million, up from $607 million in 1998 as stronger volume offset higher feedstock costs.

    Polyethylene sales increased 17 percent in 2000. Volume grew 8 percent, while prices improved 9 percent with increases in all geographic areas. After strong demand in the first quarter, there was a marked slowdown beginning mid-year as customers reduced inventories, putting downward pressure on prices. Despite this price erosion and the surging feedstock and energy costs, the Polyethylene business posted a substantially higher EBIT in 2000 compared with 1999. In December 2000, Dow started up a new solution polyethylene plant in Bahia Blanca, Argentina, to meet the strong demand for polyethylene resins in Latin America. Dow now has the capability to produce solution polyethylene products via Insite Technology in all geographic areas.

    Polystyrene sales increased 31 percent compared with 1999. Prices rose significantly in the first half of 2000, driven by rising feedstock and benzene costs, and a tight supply of styrene monomer due to significant plant turnarounds in the industry in the second quarter. Volume was down slightly for the year due to limited availability of styrene in the first half and soft industry demand in the second half. The introduction of Styron A-Tech advanced technology resins progressed well in 2000, with nine new products launched. EBIT increased substantially over 1999 as price increases, expense reductions and the favorable impact of Six Sigma efforts more than offset higher feedstock costs.

    Polypropylene sales improved more than 40 percent in 2000, with a 22 percent increase in volume. Prices followed increases in propylene costs and peaked in the second and third quarters. Capacity utilization within the industry dropped in the United States and Europe as new units began production and demand growth slowed. In the fourth quarter of 2000, Dow started up a polypropylene plant in Freeport, Texas, its first in North America. The Polypropylene business launched its first commercial product in the Inspire performance polymer product line in mid-2000. This differentiated polymer targets the blown-films business. Future products in this line will target other non-traditional polypropylene businesses.

    In the fourth quarter of 2000, Dow and Mitsui Chemicals, Inc. announced a joint development program under which Mitsui will develop markets in Japan for ethylene styrene interpolymers (ESI), a new and novel family of thermoplastic polymers made using Insite Technology.

Outlook for 2001

    Volume increases are expected in the Plastics segment for 2001 and, given the highly competitive environment and fluctuating feedstock and energy costs, prices will likely be volatile. Consolidations within the polyethylene industry are expected to continue. The Latin American polystyrene industry will be highly competitive as new capacity comes on line from several industry players. Dow expects to complete the modernization of its polystyrene facility in Brazil, with new capacity coming on line in the fourth quarter. Capacity utilization of polypropylene units is expected to rise, as demand growth continues and no new capacity expansions within the industry are planned after mid-year 2001.

CHEMICALS

    Chemicals sales were $2.9 billion in 2000, compared with $2.6 billion in 1999 and 1998. Prices increased 14 percent versus 1999, primarily due to increases in vinyl chloride monomer (VCM) prices.

Volume was down 2 percent in the year. In 1999, prices decreased 3 percent while volume increased 1 percent. Excluding the impact of the shutdown of the magnesium business in 1998, volume was up 7 percent in 1999.

    EBIT was $539 million in 2000, up from $424 million in 1999, primarily due to higher VCM, ethylene dichloride (EDC) and caustic soda prices, partially offset by higher feedstock and energy costs. EBIT in 1999 was up from $361 million in 1998 (excluding unusual items) due to increased operational reliability and the absence of the magnesium business. Unusual items of $168 million in 1998 included a write-off related to the shutdown of the magnesium business and environmental remediation costs.

    Prices for propylene oxide and propylene glycol (PO/PG) decreased compared with 1999, as volume increased marginally. Prices for ethylene oxide and ethylene glycol (EO/EG) increased over 1999, while volume fell. Margins improved as higher selling prices more than offset the rising cost of ethylene.

    Chlorinated organics volume, although solid throughout 2000, was relatively flat versus 1999. A decline in demand in Asia Pacific, as well as planned plant shutdowns for maintenance, limited volume growth.

    Favorable polyvinyl chloride (PVC) supply/demand balances in the first half of 2000 pushed both EDC and VCM pricing and volume to peak historical levels in June. Slower demand and lower prices later in the year resulted in significant reductions in VCM and chlor-alkali operating rates in the second half of 2000.

    Chlorine prices continued to increase in the first half of 2000, but finished the year on a downward trend. Caustic soda pricing began a steady decline at the end of the first quarter and bottomed in the third quarter. A shortage of caustic soda caused by the lower operating rates resulted in a rebound in prices in the fourth quarter. At the end of the year, prices were on an upward trend for caustic soda and a downward trend for chlorine.

    In 2000, Dow added new chlor-alkali capacity in Freeport, Texas, to support chlorine derivative growth, and new capacity for PO in Freeport, Texas, and Plaquemine, Louisiana.

Outlook for 2001

    The Chemicals segment is anticipating a challenging year in 2001, with higher hydrocarbon and energy costs amid a slowing economy. Caustic soda prices are expected to increase throughout the year until a significant rebound in chlor-alkali operating rates, driven by increasing demand in key chlorine derivative industries, occurs.

    For PO/PG, volume is expected to be down slightly. Prices are anticipated to be stable and energy costs higher in 2001. For EO/EG, prices are expected to be up slightly, with volume down over 2000. Expanding capacities will continue to create a challenging competitive environment for PO and EO.

    Economic slowdowns in North America and Europe are expected to reduce demand for both EDC and VCM in the first half of 2001. Low year-end 2000 inventory levels and higher than normal hydrocarbon feedstock and energy costs are expected to keep EDC and VCM pricing from reaching bottom-of-the-cycle levels. A capacity expansion for VCM is expected to start up in fourth quarter 2001 in Oyster Creek, Texas.

HYDROCARBONS AND ENERGY

    Hydrocarbons and Energy sales were $2.4 billion in 2000, compared with $1.7 billion in 1999 and $1.5 billion in 1998. Compared with 1999, prices increased 44 percent while volume grew 2 percent. The strong increase in selling prices reflected rapid price improvements that started in the second half of 1999. Driven by sharp increases in the cost of crude oil and related hydrocarbon feedstocks, sales prices continued upward during the first half of 2000 and declined at year-end as the supply/demand situation became more balanced. In 1999, this segment experienced an 11 percent increase in prices on flat volume versus 1998.

    The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. EBIT was $121 million in 2000 versus a loss of $5 million in both 1999 and 1998. EBIT in 2000 included a pretax gain of $98 million on the sale of the Cochin pipeline system (see Note C to the Financial Statements).

    Compared with 1999, the Company's cost of feedstock and energy materials in 2000 increased $2.5 billion, more than 50 percent, due to price. Crude oil prices have continued to rise over the past two years, from $11 per barrel in December 1998 to more than $34 per barrel during the third quarter of 2000, before falling back to $30 per barrel in December. Low natural gas storage levels caused the average price for natural gas on the U.S. Gulf Coast to increase from $2.50 per million Btu to approximately $10 per million Btu at the end of the year, which in turn pushed ethane prices to historical highs. European energy purchase prices, however, were substantially below U.S. levels due to the effects of deregulation and contractual ties to crude oil. The impact of these cost increases on Dow's overall costs was mitigated through effective hedging and other feedstock management efforts.

    In the first quarter of 2000, an incremental expansion at the Freeport, Texas, light-hydrocarbon plant was completed. With the consolidation of BSL in June 2000, hydrocarbon capacity was expanded by the addition of an ethylene cracker and plants to produce benzene and butadiene.

Outlook for 2001

    Crude oil and feedstock prices are expected to be slightly below 2000 average levels. Dow's overall energy costs for 2001 are expected to increase, driven by high natural gas prices in North America.

    The global supply of ethylene is expected to be greater than demand due to plant start-ups in North America and the Middle East in 2000 and 2001. Styrene prices are expected to be at a low point in the first quarter of 2001 and rise throughout the year. Propylene prices are expected to be flat compared with 2000.

    In the fourth quarter of 2000, Dow's joint venture with Repsol-YPF and Petrobras completed construction of a natural gas fractionator to process and store natural gas derivatives in Bahia Blanca, Argentina. The plant is scheduled to start production in March 2001. Dow will begin production at a new light-hydrocarbon cracker in Bahia Blanca, Argentina, in the first quarter of 2001, to be fed with ethane from the natural gas fractionator. In addition, an expansion of the Company's ethylene complex in Terneuzen, The Netherlands, is planned for the fourth quarter of 2001.

UNALLOCATED AND OTHER

    Sales were $323 million in 2000, $337 million in 1999 and $771 million in 1998. Sales in 2000 were down due to the reassignment of Safripol results to the Plastics segment after Dow obtained full ownership during 1999. Sales decreased in 1999 versus 1998 primarily due to the divestiture of Radian International LLC and the reassignment of Safripol results.

    EBIT was $(196) million in 2000, compared with $(256) million in 1999 and $264 million in 1998. Included in these results are research and other expenses related to developmental activities in Growth Platforms, overhead and other cost variances not allocated to the operating segments, results of insurance and finance company operations, sales of financial assets, and the results of several small diversified businesses acquired through Dow's acquisition of Sentrachem Limited. EBIT in 2000 increased as lower stock-based compensation expenses, gains on sales of financial assets, and positive variances from budgets for overhead expenses were partially offset by the recognition of the anticipated loss on the disposition of certain businesses (required for regulatory approval of Dow's merger with

Union Carbide), merger-related expenses, and less favorable insurance and finance company results. EBIT in 1999 decreased significantly versus 1998, primarily due to a pretax gain of $816 million on the sale of DowBrands in 1998 that was partially offset by asset write-downs and other special charges (primarily severance costs) totaling $357 million (see Notes B and C to the Financial Statements).

Sales Price and Volume

	2000			1999			1998
Percent change from prior year	Price	Volume	Total	Price	Volume	Total	Price	Volume	Total
Operating Segments:
Performance Plastics	(1)%	11%	10%	(6)%	9%	3%	(5)%	3%	(2)%
Performance Chemicals	(3)	15	12	(3)	5	2	(4)	11	7
Agricultural Products	(4)	5	1	(3)	—	(3)	(2)	13	11
Plastics	15	7	22	1	16	17	(15)	7	(8)
Chemicals	14	(2)	12	(3)	1	(2)	(16)	(1)	(17)
Hydrocarbons and Energy	44	2	46	11	—	11	(19)	(12)	(31)
All Segments	8%	7%	15%	(2)%	5%	3%	(9)%	2%	(7)%
Geographic Areas:
United States	8%	5%	13%	(1)%	2%	1%	(7)%	(8)%	(15)%
Europe	7	8	15	(4)	6	2	(12)	16	4
Rest of World	10	9	19	(2)	9	7	(12)	4	(8)
All Areas	8%	7%	15%	(2)%	5%	3%	(9)%	2%	(7)%

Price includes the impact of currency.

COMPANY SUMMARY

Earnings before Interest, Income Taxes and Minority Interests (EBIT)

    EBIT for the Company was $2.8 billion in 2000, compared with $2.5 billion in 1999 and $2.4 billion in 1998. Excluding unusual items, EBIT for 2000 was up 8 percent from 1999 as increased selling prices, strong volume gains, improved contributions from joint ventures around the world, and the favorable impact of currency on costs more than offset a greater than 50 percent increase in feedstock and energy costs. These results demonstrate the value of Dow's diverse business portfolio and geographic presence. EBIT in 2000 was increased by unusual items totaling $11 million. These items included a pretax gain of $98 million on the sale of the Cochin pipeline system, offset by purchased in-process research and development (IPR&D) costs of $6 million related to the acquisition of Flexible Products, and recognition of the anticipated loss on the disposition of certain businesses required for regulatory approval of Dow's merger with Union Carbide. EBIT in 1999 was negatively impacted by two unusual items: IPR&D costs of $6 million associated with the acquisition of ANGUS Chemical and a special charge of $94 million for a cost reduction and business restructuring program at Dow AgroSciences. EBIT in 1998 was reduced by the net impact of several unusual items: a pretax gain of $816 million on the sale of DowBrands, IPR&D costs of $349 million, special charges of $458 million and environmental remediation costs of $120 million. See Note B to the Financial Statements for a discussion of IPR&D costs and special charges.

    Gross margin for 2000 improved $119 million versus 1999, as increased selling prices, volume growth and cost reductions more than offset an increase in feedstock and energy costs of $2.5 billion. Gross margin for 1999 was flat compared with 1998, as volume growth and cost reductions were offset by the negative impact of lower prices of $375 million and higher hydrocarbon and energy costs of $540 million.

Operating Costs and Expenses

Cost components as a percent of total	2000	1999	1998
Hydrocarbons and energy	35%	26%	22%
Salaries, wages and employee benefits	15	18	19
Maintenance	4	4	4
Depreciation	5	6	7
Supplies, services and other raw materials	41	46	48

Total	100%	100%	100%

    Dow's global plant operating rate was 86 percent of capacity in 2000 versus 89 percent in 1999 and 86 percent in 1998. Depreciation expense was $1.1 billion in 2000, relatively flat with 1999 and down from $1.2 billion in 1998.

    Operating expenses (research and development, and selling, general and administrative expenses) were $2.5 billion in 2000, compared with $2.4 billion in 1999. The increase reflects the Company's support of new business growth initiatives and recent acquisitions. Excluding growth initiatives and acquisitions, operating expenses were down 3 percent from last year. Operating expenses in 1998 were $2.5 billion.

    Research and development expenses were $892 million in 2000, up 6 percent from $845 million in 1999 and 11 percent from $807 million in 1998, reflecting the Company's ongoing investment in biotechnology research and other growth initiatives. This upward trend is expected to continue as the Company implements its strategy for growth.

    Selling, general and administrative expenses of $1.6 billion for 2000 were up 3 percent from $1.5 billion in 1999, but down 5 percent from $1.7 billion in 1998. Selling, general and administrative expenses represented 7 percent of sales in 2000, 8 percent in 1999 and 9 percent in 1998.

    Dow's share of the earnings of nonconsolidated affiliates in 2000 amounted to $271 million, up from $82 million in 1999 and $64 million in 1998. The increase reflects improved earnings in several of the Company's joint ventures around the world, including strong performance by several plastics joint ventures in Asia Pacific and Latin America, improved results from several hydrocarbons joint ventures in North America, and final resolution of BSL matters related to the reconstruction period. Through May 2000, equity earnings included the Company's share of the financial results of BSL during the reconstruction period. On June 1, 2000, BSL became a wholly owned subsidiary of the Company, after which the financial results of BSL were fully consolidated (see Note C to the Financial Statements). From the first quarter of 1995 through the third quarter of 2000, the Company recorded and reserved its share of equity earnings in Dow Corning due to Dow Corning's filing for bankruptcy protection under Chapter 11 and the uncertainty of the recovery of that asset. Beginning in the fourth quarter of 2000, the Company is no longer reserving its share of Dow Corning's earnings. See Note P to the Financial Statements for further discussion of Dow Corning's breast implant litigation.

    Sundry income represents a variety of income and expense items, including the gain or loss on foreign currency exchange, and gains and losses on sales of investments and assets. Prior to 2000, sundry income also included royalty income. Beginning in 2000, royalty income was included in net sales, reflecting the formation of a licensing business group. Sundry income for 2000 was $309 million, compared with $261 million in 1999 and $916 million in 1998, which included a pretax gain of $816 million on the sale of DowBrands.

    Personnel count was 41,943 at December 31, 2000, 39,443 at the end of 1999 and 39,029 at the end of 1998. The increase in 2000 over 1999 resulted from the addition of new employees acquired through several acquisitions, most notably the consolidation of BSL in June 2000, which added approximately

2,400 employees. The increase in personnel count in 1999 over 1998 occurred late in the year with the addition of approximately 500 employees from the acquisition of ANGUS Chemical.

Net Income

    Net income available for common stockholders in 2000 was $1.5 billion or $2.22 per share, compared with $1.3 billion or $1.98 per share in 1999 and $1.3 billion or $1.92 per share in 1998. 2000 results included a pretax gain of $98 million on the sale of the Cochin pipeline system, offset by IPR&D costs related to the acquisition of Flexible Products and recognition of the anticipated loss on the disposition of certain businesses required for regulatory approval of Dow's merger with Union Carbide. These unusual items had no net impact on earnings per share in 2000.

    The following table summarizes the impact of unusual items on diluted earnings per common share:

	2000	1999	1998
Impact of divestitures and IPR&D	$0.00	—	—
Impact of Dow AgroSciences' special charge and IPR&D	—	$(0.10)	—
Impact of sale of DowBrands, IPR&D and other unusual charges	—	—	$(0.10)
Earnings excluding unusual items	2.22	2.08	2.02

Earnings per common share—diluted	$2.22	$1.98	$1.92

    Interest income in 2000 was $119 million, down slightly from $121 million in 1999 and down 14 percent from $139 million in 1998. The continued decline in interest income reflects a decrease in short-term investments, resulting from the Company's use of cash for acquisitions. Significant acquisitions are discussed in Note C to the Financial Statements.

    Interest expense (net of capitalized interest) and amortization of debt discount were $507 million in 2000, compared with $431 million in 1999 and $493 million in 1998. Interest expense was up versus last year due to an increase in total debt and an increase in short-term interest rates. Interest expense was down in 1999 from 1998 due principally to lower average levels of short-term borrowings resulting from the use of proceeds from the issuance of preferred securities of a subsidiary to reduce commercial paper (see Note K to the Financial Statements).

    The provision for income taxes was $823 million in 2000 versus $766 million in 1999 and $685 million in 1998. Dow's overall effective tax rate for 2000 was 34.3 percent, compared with 35.4 percent for 1999 and 34 percent for 1998. U.S. and other tax law and rate changes during the year did not have a material impact on Dow, except in Germany. The underlying factors affecting Dow's overall effective tax rates are summarized in Note D to the Financial Statements.

    Minority interests' share of net income in 2000 was $65 million, relatively flat with $69 million in 1999, and up from $17 million in 1998. The increase in minority interest for 1999 over 1998 included increased earnings for Estireno do Nordeste S.A., the preferred dividends of a newly formed consolidated foreign subsidiary of the Company, and the impact of completing the acquisition of Mycogen (see Notes C and K to the Financial Statements).

Liquidity and Capital Resources

    Operating activities provided $1.2 billion in cash in 2000, compared with $3 billion in 1999 and $2.9 billion in 1998 (see Consolidated Statements of Cash Flows). Three items contributed to the decrease in cash provided by operating activities in 2000. Accounts receivable increased in 2000 due to higher sales. The year-over-year increase in accounts receivable was also affected by higher sales of U.S. trade receivables at year-end 1999. Inventory balances at December 31, 2000 increased due to higher feedstock costs and a slowdown in sales volume late in the fourth quarter, compared with 1999 year-end inventory balances that were lower due to increased customer demand late in the year. The consolidation of BSL and other acquisitions in 2000 resulted in a large impact on the change in other assets and liabilities affecting cash.

    For 2000, additional cash of $1.5 billion was generated by sales of available-for-sale securities in excess of purchases of similar securities. Additional cash was provided in 1999 by the issuance of $500 million in preferred securities by a newly formed consolidated foreign subsidiary, a 30-year debenture issuance of $1 billion, the sale of 10.5 million shares of common stock for $431 million, and the sale of U.S. trade receivables totaling $200 million late in the fourth quarter.

    Cash was used in 2000 for acquisitions (including Flexible Products, General Latex, the remaining 20 percent of BSL, and certain assets of Zeneca Limited and Cargill Hybrid Seeds), to reduce long-term debt, to pay dividends, and for capital expenditures and other normal business activities. Cash was used in 1999 to acquire ANGUS Chemical, to reduce short-term debt, to repurchase shares of the Company's common stock, to exercise Schlumberger Ltd. warrants, and for capital expenditures and other normal business activities.

    Total working capital at year-end was $1.4 billion versus $2.6 billion at the end of 1999. Cash, cash equivalents, marketable securities and interest-bearing deposits decreased $908 million in 2000 due primarily to the use of funds for acquisitions. Inventories and trade receivables increased $919 million. Days-sales-in-inventory for 2000 were 81 days, up from 66 days in 1999 and 74 days in 1998. Days-sales- outstanding-in-receivables were 43 days in 2000, 44 days in 1999 and 49 days in 1998. At December 31, 2000, goodwill was $1.9 billion, a net increase of $53 million from year-end 1999.

    Short-term borrowings of $1.3 billion at December 31, 2000 were up from $692 million at year-end 1999 due to an increase in commercial paper to fund acquisitions. Long-term debt due within one year was $311 million, down $32 million from year-end 1999. Long-term debt due in 2001 will be funded by operating cash flows.

    Long-term debt at year-end was $4.9 billion, down from $5 billion at year-end 1999. During the year, $384 million of new long-term debt was incurred and $424 million of long-term debt was retired.

    Total debt was $6.5 billion at year-end compared with $6.1 billion at December 31, 1999. Net debt, which equals total debt less cash, cash equivalents, marketable securities and interest-bearing deposits, was $6.2 billion at December 31, 2000, up from $4.8 billion last year due to the use of funds for acquisitions. Debt as a percent of total capitalization was 39.3 percent at the end of 2000, down from 39.5 percent at year-end 1999.

    During the three years prior to 2000, the Company repurchased 94.1 million shares of its common stock as part of its overall stock repurchase program; and at year-end 1999, net shares outstanding had been reduced by 19 percent since the beginning of 1995. Due to the merger with Union Carbide, the Company's 1997 authorization to repurchase Dow stock was terminated by the Board of Directors on August 3, 1999. In December 1999, the Company sold 10.5 million shares of common stock held in treasury in the open market to facilitate the accounting treatment of the merger with Union Carbide as a pooling of interests, which was a condition to the completion of the merger (see Note L to the Financial Statements).

    At December 31, 2000, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $3.1 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.1 billion were available for use by foreign subsidiaries. At December 31, 2000, there was a total of $1.2 billion in available SEC registered securities.

Capital Expenditures

    Capital spending for the year was $1.3 billion, down 4 percent from $1.4 billion in 1999 and down 13 percent from $1.5 billion in 1998. In 2000, approximately 43 percent of the Company's capital expenditures was directed toward additional capacity for new and existing products, compared with 52 percent in 1999. Approximately 15 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene, compared with 12 percent in 1999. The remaining capital was utilized to maintain the Company's existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

    Major projects underway during 2000 included a new polypropylene plant and expansions of production facilities for chlorine and caustic soda, ethylene, vinyl chloride monomer, and ethylene dichloride in Freeport, Texas. Because the Company designs and builds most of its capital projects in-house, it had no material capital commitments other than for the purchase of materials from fabricators.

Dividends

    In order to comply with the terms of the merger agreement with Union Carbide, the Company announced on January 31, 2001 that pro rata dividends would be paid to Dow stockholders for the first quarter of 2001. Due to the closing of the merger on February 6, 2001, two pro rata dividends will be paid as follows:

  •
  A pro rata dividend of 12.11 cents per share related to the pre-merger period, payable on March 1, 2001 to stockholders of record on February 5, 2001

  •
  A pro rata dividend of 16.89 cents per share related to the post-merger period, payable on April 30, 2001 to stockholders of record on March 30, 2001

    The two pro rata dividends together equal Dow's current quarterly dividend rate of 29 cents per share. This will be the 357th consecutive quarter in which the Company has issued a dividend. Since 1912, Dow has maintained or increased the quarterly dividend. In each of the last three years, the Company declared dividends of $1.16 per share.

OTHER MATTERS

Environmental Matters

    Dow is committed to world-class environmental, health and safety (EH&S) performance, as demonstrated by a long-standing commitment to Responsible Care and progress made toward the Company's EH&S Goals for 2005. In 1996, Dow publicly announced its voluntary global EH&S 2005 Goals—ambitious performance targets to measure progress toward sustainable development, including targets to reduce chemical emissions, waste and wastewater by 50 percent. Equally aggressive are Dow's EH&S 2005 Goals to reduce leaks, spills, fires, explosions, work-related injuries and transportation incidents by 90 percent. Dow continues to work aggressively toward attainment of these goals. More information on Dow's performance can be found in Dow's 2000 Public Report and quarterly updates on the Internet at www.dow.com.

    To meet the Company's public commitments, as well as the stringent laws and government regulations related to environmental protection and remediation to which its global operations are subject, Dow has well-defined policies, requirements and management systems. Dow's EH&S Management System (EMS) defines for the businesses "the who, what, when and how" needed to achieve the Company's policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with these laws and regulations. Furthermore, EMS is integrated into a companywide

Management System for EH&S, Operations, Quality and Human Resources, including implementation of a new global EH&S Work Process to improve EH&S performance and to ensure ongoing compliance worldwide. It is Dow's stated EH&S policy that all global operations and products meet Dow's requirements or their country's laws and regulations, whichever is more stringent.

    It is also Dow's policy to adhere to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. First, Dow works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. Dow has specific requirements for wastes that are transferred to non-Dow facilities.

    Dow believes third-party verification is a cornerstone of world-class EH&S performance and building public trust. Dow sites in Europe, Latin America, Australia and North America have received third-party verification of Dow's compliance with Responsible Care and with outside specifications such as ISO-14001. To date, six European sites have been ISO-14001 certified. In March 1999, three U.S. manufacturing sites and the global headquarters in Midland voluntarily participated in a third-party Responsible Care Management Systems Verification (MSV) to ensure that Dow has the processes and systems in place to reach the highest standards of EH&S excellence worldwide. Dow's MSV results can be found on the Internet at www.dow.com. Also, in 2000, Dow's Canadian sites successfully completed their second third-party Responsible Care systems and performance assessment in the past five years.

    Dow looks to a combination of leadership, performance improvement goals, well-defined EMS's, and third-party verification and involvement to minimize environmental risks and impacts, both past and future. The following paragraphs outline some of these potential exposures and how they are managed to minimize environmental impact and overall costs.

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

    Dow is named as a potentially responsible party (PRP) under federal or state Superfund statutes at approximately 25 active sites. Dow readily cooperates in remediation where the Company's liability is clear, thereby minimizing legal and administrative costs. This approach, coupled with Dow's long-standing preference for on-site waste treatment, has minimized the number of Superfund sites in which Dow is involved.

    Because current law imposes joint and several liability upon each party at a Superfund site, Dow has evaluated its potential liability in light of the number of other companies that have also been named PRPs at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Company's remaining liability for the remediation of Superfund sites at December 31, 2000 was $9 million, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. In addition, receivables of $13 million for probable recoveries from other PRPs have been recorded related to Superfund sites.

    In addition to the Superfund-related liability, Dow had accrued liabilities of $316 million at December 31, 2000 related to the remediation of current or former Dow-owned sites. The Company has not recorded as a receivable any third-party recovery related to these sites. In November 1999, Dow filed a lawsuit against several of its insurers seeking recovery of remediation costs at certain current or former Dow-owned sites.

    In total, Dow's accrued liability for probable environmental remediation and restoration costs was $325 million at December 31, 2000, compared with $368 million at the end of 1999. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of Dow management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

    The amounts charged to income on a pretax basis related to environmental remediation totaled $48 million in 2000, $53 million in 1999 and $149 million in 1998. Capital expenditures for environmental protection were $132 million in 2000, $112 million in 1999 and $72 million in 1998.

Euro Conversion

    On January 1, 1999, the Euro was adopted as the national currency of 11 European Union member nations. During a three-year transition period, the Euro is being used as a non-cash transactional currency. The Company began conducting business in the Euro on January 1, 1999. Effective January 1, 2001, the Company has completed its change of functional currencies for its subsidiaries operating in the participating member nations from the national currency to the Euro. The conversion to the Euro has not had an operational impact on the Company or an impact on the results of operations, financial position, or liquidity of its European businesses.

Subsequent Events

    On January 10, 2001, Dow acquired the 50 percent interest in Gurit-Essex AG that it did not previously own, doubling the Company's automotive adhesives, sealants and body engineered systems business. Gurit-Essex AG is the largest European supplier of these products and services for the automotive OEM and aftermarket. See Note C to the Financial Statements.

    The Company completed its merger with Union Carbide on February 6, 2001 after receiving clearance from the U.S. Federal Trade Commission. With the completion of the merger, Dow becomes the world's leading chemicals, plastics and agricultural products company. The combination of these two companies strengthens and broadens Dow's product portfolio and further extends its global reach. This financial report, including forward-looking statements, does not reflect the effects of the merger. Historical financial information will be restated in future reports to include Union Carbide. Further, and as noted in the Company's Form S-4 registration statement filed with the U.S. Securities and Exchange Commission on October 5, 1999, it is expected that the combined company will incur a one-time charge for severance and other restructuring costs, although it is not currently possible to determine the magnitude of such costs since their extent and nature are still being considered by management. See Notes C and S to the Financial Statements.

    On March 8, 2001, Dow announced it had reached an agreement to acquire Rohm and Haas's Agricultural Chemicals business, including working capital, for approximately $1 billion. The transaction is expected to close in second quarter 2001, subject to regulatory approvals.

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

    The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts and over-the-counter option contracts. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies—mainly the Euro and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the U.S. dollar value of future cash flows. The majority of the foreign exchange exposure is related to European currencies and the Japanese yen.

    The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. Dow uses interest rate swaps, "swaptions," and exchange traded instruments to accomplish this objective. The Company's primary exposure is to the U.S. dollar yield curve.

    Inherent in Dow's business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Cracker feedstocks and natural gas constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks when feasible. The risk of these hedging instruments was not material in 1999.

    Dow has a portfolio of equity securities derived from its acquisition and divestiture activity. This exposure is managed in a manner consistent with the Company's market risk policies and procedures.

    Dow uses value at risk (VAR), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity and earnings of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. The following table is given as an example:

Average Daily VAR at December 31*

	2000	1999
	In millions
Foreign exchange	$7	$5
Interest rate	31	40
Equity exposures, net of hedges	24	13
Commodities	28	—

*
Using a 95 percent confidence level

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Statement of Responsibility

    The management of The Dow Chemical Company and its subsidiaries prepared the accompanying consolidated financial statements and has responsibility for their integrity, objectivity and freedom from material misstatement or error. These statements were prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the financial statements. The Board of Directors, through its Audit Committee, assumes an oversight role with respect to the preparation of the financial statements.

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

    Internal controls provide for appropriate division of responsibility and are documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors internal controls for compliance. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements.

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

Independent Auditors' Report

To the Stockholders and Board of Directors of The Dow Chemical Company:

    We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Midland, Michigan
February 6, 2001

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	2000	1999	1998
	In millions except for per share amounts
Net Sales	$23,008	$19,989	$19,442
Cost of sales	18,262	15,362	14,800
Research and development expenses	892	845	807
Selling, general and administrative expenses	1,582	1,530	1,666
Amortization of intangibles	125	146	88
Purchased in-process research and development charges	6	6	349
Special charges	—	94	458
Insurance and finance company operations, pretax income	68	127	112
Equity in earnings of nonconsolidated affiliates	271	82	64
Sundry income—net	309	261	916

Earnings before Interest, Income Taxes and Minority Interests	2,789	2,476	2,366

Interest income	119	121	139
Interest expense and amortization of debt discount	507	431	493

Income before Income Taxes and Minority Interests	2,401	2,166	2,012

Provision for income taxes	823	766	685
Minority interests' share in income	65	69	17
Preferred stock dividends	—	5	6

Net Income Available for Common Stockholders	$1,513	$1,326	$1,304

Share Data
Earnings per common share—basic	$2.24	$2.01	$1.94
Earnings per common share—diluted	$2.22	$1.98	$1.92
Common stock dividends declared per share	$1.16	$1.16	$1.16
Weighted-average common shares outstanding—basic	676.0	660.2	670.6
Weighted-average common shares outstanding—diluted	683.0	673.3	681.8

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	December 31
	2000	1999
	In millions
Assets
Current Assets
Cash and cash equivalents	$215	$506
Marketable securities and interest-bearing deposits	89	706
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2000: $92; 1999: $107)	2,873	2,631
Other	2,512	1,983
Inventories:
Finished and work in process	2,839	2,264
Materials and supplies	624	522
Deferred income tax assets—current	108	235

Total current assets	9,260	8,847

Investments
Investment in nonconsolidated affiliates	1,088	1,359
Other investments	2,431	2,872
Noncurrent receivables	520	390

Total investments	4,039	4,621

Property
Property	25,491	24,276
Less accumulated depreciation	16,301	15,786

Net property	9,190	8,490

Other Assets
Goodwill (net of accumulated amortization—2000: $405; 1999: $351)	1,887	1,834
Deferred income tax assets—noncurrent	1,968	597
Deferred charges and other assets	1,301	1,110

Total other assets	5,156	3,541

Total Assets	$27,645	$25,499

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	December 31
	2000	1999
	In millions, except for share amounts
Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$1,348	$692
Long-term debt due within one year	311	343
Accounts payable:
Trade	2,272	1,782
Other	1,527	1,087
Income taxes payable	258	178
Deferred income tax liabilities—current	35	38
Dividends payable	217	213
Accrued and other current liabilities	1,905	1,962

Total current liabilities	7,873	6,295

Long-Term Debt	4,865	5,022
Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	887	839
Pension and other postretirement benefits—noncurrent	1,746	1,843
Other noncurrent obligations	2,178	2,219

Total other noncurrent liabilities	4,811	4,901

Minority Interest in Subsidiaries	410	408

Preferred Securities of Subsidiary	500	500

Temporary Equity
Preferred stock at redemption value ($1.00 par value each; Series A issued 1999: 1,316,440)	—	114
Guaranteed ESOP obligation	—	(64)

Total temporary equity	—	50

Stockholders' Equity
Common stock (authorized 1,500,000,000 shares of $2.50 par value each; issued 2000 and 1999: 981,377,562)	2,453	818
Additional paid-in capital	16	1,321
Guaranteed ESOP obligation	(53)	—
Retained earnings	14,071	13,445
Accumulated other comprehensive income	(336)	(251)
Treasury stock at cost (shares 2000: 303,874,960; 1999: 311,532,648)	(6,965)	(7,010)

Net stockholders' equity	9,186	8,323

Total Liabilities and Stockholders' Equity	$27,645	$25,499

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Stockholders' Equity

	2000	1999	1998
	In millions
Common Stock
Balance at beginning of year	$818	$818	$818
3-for-1 stock split	1,635	—	—

Balance at end of year	2,453	818	818

Additional Paid-in Capital
Balance at beginning of year	1,321	718	532
3-for-1 stock split	(1,533)	—	—
Issuance of treasury stock at more than cost	176	550	121
Other (including proceeds from sales of put options in 1999 and 1998)	52	53	65

Balance at end of year	16	1,321	718

Guaranteed ESOP Obligation
Balance at beginning of year	—	—	—
Transfer from temporary equity	(64)	—	—
Debt repayment	11	—	—

Balance at end of year	(53)	—	—

Retained Earnings
Balance at beginning of year	13,445	12,887	12,357
Net income before preferred stock dividends	1,513	1,331	1,310
3-for-1 stock split	(102)	—	—
Preferred stock dividends declared	—	(5)	(6)
Common stock dividends declared	(785)	(768)	(774)

Balance at end of year	14,071	13,445	12,887

Accumulated Other Comprehensive Income
Unrealized Gains on Investments at beginning of year	290	130	316
Unrealized gains (losses)	25	160	(186)

Balance at end of year	315	290	130

Cumulative Translation Adjustments at beginning of year	(478)	(414)	(429)
Translation adjustments	(122)	(64)	15

Balance at end of year	(600)	(478)	(414)

Minimum Pension Liability at beginning of year	(63)	(63)	(33)
Adjustments	12	—	(30)

Balance at end of year	(51)	(63)	(63)

Treasury Stock
Balance at beginning of year	(7,010)	(6,647)	(5,935)
Purchases	(3)	(429)	(742)
Sales of treasury shares in open market	—	39	—
Issuance to employees and employee plans	48	27	21
Reclassification related to put options	—	—	9

Balance at end of year	(6,965)	(7,010)	(6,647)

Net Stockholders' Equity	$9,186	$8,323	$7,429

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

In millions	2000	1999	1998
Net Income Available for Common Stockholders	$1,513	$1,326	$1,304
Other Comprehensive Income, Net of Tax (tax amounts shown below for 2000, 1999, 1998)
Unrealized gains on investments:
Unrealized holding gains (losses) during the period (less tax of $16, $123, $(66))	27	206	(193)
Less: Reclassification adjustments for net amounts included in net income (less tax of $(1), $(27), $4)	(2)	(46)	7
Cumulative translation adjustments (less tax of $(33), $(47), $47)	(122)	(64)	15
Minimum pension liability adjustments (less tax of $5, $0, $(17))	12	—	(30)

Total other comprehensive income (loss)	(85)	96	(201)

Comprehensive Income	$1,428	$1,422	$1,103

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

In millions	2000	1999	1998
Operating Activities
Net income available for common stockholders	$1,513	$1,326	$1,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,315	1,301	1,305
Purchased in-process research and development charges	6	6	349
Provision (credit) for deferred income tax	125	154	(15)
Undistributed earnings of nonconsolidated affiliates	(183)	(2)	(16)
Minority interests' share in income	65	69	17
Net gain on sales of consolidated companies	—	(26)	(726)
Net gain on sales of nonconsolidated affiliates	(13)	—	—
Net gain on sales of property	(103)	(57)	(47)
Other net (gain) loss	(252)	(85)	10
Tax benefit — nonqualified stock option exercises	24	41	22
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(441)	55	498
Inventories	(489)	79	52
Accounts payable	312	101	4
Other assets and liabilities	(665)	30	189

Cash provided by operating activities	1,214	2,992	2,946

Investing Activities
Capital expenditures	(1,349)	(1,412)	(1,546)
Proceeds from sales of property	156	115	96
Purchases of consolidated companies	(678)	(441)	(808)
Proceeds from sales of consolidated companies	—	38	1,300
Proceeds from sales of nonconsolidated affiliates	47	—	—
Purchases from outside investors in limited partnership	—	—	(210)
Proceeds from outside investors in limited partnership	—	—	200
Investments in nonconsolidated affiliates	(120)	(100)	(75)
Purchases of investments	(2,957)	(4,136)	(1,722)
Proceeds from sales of investments	4,441	3,296	1,670

Cash used in investing activities	(460)	(2,640)	(1,095)

Financing Activities
Changes in short-term notes payable	(263)	(749)	(206)
Payments on long-term debt	(424)	(342)	(549)
Proceeds from issuance of long-term debt	384	1,353	218
Purchases of treasury stock	(3)	(429)	(742)
Proceeds from sales of common stock	118	616	142
Purchase of subsidiary preferred stock	—	(102)	—
Proceeds from issuance of preferred securities of subsidiary	—	500	—
Distributions to minority interests	(65)	(36)	(33)
Dividends paid to stockholders	(783)	(771)	(786)

Cash provided by (used in) financing activities	(1,036)	40	(1,956)

Effect of Exchange Rate Changes on Cash	(9)	(9)	(7)

Summary
Increase (decrease) in cash and cash equivalents	(291)	383	(112)
Cash and cash equivalents at beginning of year	506	123	235

Cash and cash equivalents at end of year	$215	$506	$123

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries

Notes to Financial Statements

Dollars in millions, except as noted

A  Summary of Significant Accounting Policies and Accounting Changes

Principles of Consolidation and Basis of Presentation

    The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries (the Company) include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies and majority-owned subsidiaries over which the Company does not exercise control) are accounted for on the equity basis.

    All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the three-for-one stock split on June 16, 2000, unless otherwise noted (see Note L).

    Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 2000.

Use of Estimates in Financial Statement Preparation

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

Foreign Currency Translation

    The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency and the effects of exchange rate changes on transactions designated as hedges of net foreign investments are included in "Accumulated other comprehensive income." Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Environmental Matters

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheet as "Other noncurrent obligations" at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheet as "Noncurrent receivables."

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

Property

    Land, buildings and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is generally provided using the straight-line method. For assets capitalized through 1996, the declining balance method was generally used. Fully depreciated assets are retained in property and depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

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

Accounting Changes

    In December 1999, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company has determined that SAB 101's revenue recognition guidelines are consistent with the Company's existing revenue recognition policies; therefore, SAB 101 did not have a material impact on the Company's consolidated financial statements.

    In May 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The Company has historically recorded freight and any directly related associated cost of transporting finished product to customers as a reduction of net sales. Following the guidance of EITF 00-10, the Company has reclassifed these costs to cost of sales for all periods presented. As a result, reported net sales have increased approximately 5 percent, with a corresponding increase in cost of sales.

    The FASB issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No.133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No.137, "Accounting for

Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No.133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Based on the revised effective date, the Company will adopt SFAS No.133, as amended by SFAS No. 138, on January 1, 2001. See Note J regarding the impact of adoption.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which replaces FASB Statement No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures, but it carries over most of the provisions of Statement 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassifications of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial statements. See Note Q regarding sales of certain qualifying trade accounts receivables.

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

B  Purchased In-Process Research and Development and Special Charges

Purchased In-Process Research and Development

    Purchased in-process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination.

    The method used to determine the purchase price allocations for IPR&D was an income or cash flow method. The calculations were based on estimates of operating earnings, capital charges (representing the effect of capital expenditures), trade name royalties, charges for core technology, and working capital requirements to support the cash flows attributed to the technologies. The after-tax cash flows were bifurcated to reflect the stage of development of each technology. Discount rates reflecting the stage of development and the risk associated with each technology were used to value IPR&D. The Company has substantial experience in research and development projects for new products, which enables it to establish realistic time frames for the completion of such projects; therefore, the Company believes there is limited risk that the projects described below will not be concluded within reasonable proximity to the expected completion dates.

    In 2000, the Company completed the appraisal of the technology acquired with the purchase of Flexible Products (see Note C) and recorded an IPR&D charge of $6 as part of the Performance Plastics segment. Projects associated with technology acquired are expected to improve profitability and create new growth opportunities in the Polyurethanes formulations-based business. Projects range from 15 percent to 60 percent complete.

    In 1999, the Company completed the appraisal of the technology acquired with the purchase of ANGUS Chemical (see Note C) and recorded an IPR&D charge of $6 as part of the Performance Chemicals segment. Projects associated with technology acquired are expected to improve profitability and create new growth opportunities in the nitroparaffin-based business. Projects range from 10 percent to 50 percent complete.

    In 1998, the allocation of the purchase price of Sentrachem Limited resulted in the recording of an IPR&D charge of $50, which has been included in the Agricultural Products segment. Projects associated with the technology acquired included process development of a selective herbicide, nutrient concentrates and fine chemicals. At year-end 1999, these projects were essentially completed.

    Additional shares of Mycogen were acquired in two steps in 1998 as described in Note C. In allocating the purchase price for Mycogen and its related acquisitions of several small seed companies, the Company recorded a $79 IPR&D charge included in the Agricultural Products segment. Projects associated with the technology acquired included Bt technology, an input trait used to protect crops from insect pests, various biotechnology projects to enhance crop quality or output traits, and germplasm development. 2000 activity included the abandonment of three projects, expenditures of $8, and revisions to planned future spending on active projects. At year-end 2000, the remaining projects ranged from 6 percent to 57 percent complete, with expected completion in years 2001 through 2008 at an estimated additional cost of $72.

    In 1998, the Company completed the appraisal of the technology acquired with the purchase of Eli Lilly and Company's 40 percent interest in DowElanco and recorded an IPR&D charge of $220 as part of the Agricultural Products segment. Projects associated with the technology included naturally derived insecticides, herbicides and fungicides, and various biotechnology projects to enhance crops and to protect them from disease and pests. 2000 activity included the abandonment of two projects, expenditures of $5, and revisions to planned future spending on active projects. At year-end 2000, the remaining projects ranged from 20 percent to 62 percent complete, with expected completion in years 2006 through 2009 at an estimated additional cost of $87.

    During the third and fourth quarters of 1998, the SEC issued clarifying guidance on how IPR&D amounts are to be determined. In light of this clarification, the Company reviewed all IPR&D charges, and in the fourth quarter of 1998, recorded a $55 reduction of previously recorded IPR&D charges to comply with the SEC guidance.

Special Charges

    In the fourth quarter of 1999, a special charge of $94 was recorded for a cost reduction and business restructuring program in the Agricultural Products segment. The program, which was announced in November 1999, impacted operations in the United States, Europe, Middle East/Africa and Latin America, and is expected to be completed in 2001. The 1999 charge included severance of $51 for approximately 700 employees, inventory write-offs of $17, and asset write-offs of $26. During 2000, $45 of the severance reserve was used to reduce headcount by 690 individuals, leaving a balance of $6 for an estimated additional headcount reduction of approximately 200. Seeds inventory was written off during the first quarter, fully utilizing the inventory reserve. The remaining balance for additional asset write-offs related to the plan was $20.

    In 1998, a special charge of $194 was recorded for the write-down of several assets. The asset write-downs included Radian International LLC and Dow-United Technologies Composite Products, Inc., both of which were subsequently sold (see Note C). These amounts are included in "Unallocated and Other" in Note R.

    In 1998, a special charge of $113 was recorded for the closure of the magnesium business and the associated manufacturing plant in Freeport, Texas, and related severance costs. The restructuring charge for magnesium included fixed-asset write-offs of $42, demolition and site closure costs of $29, inventory write-offs of $12, and $30 for severance and other obligations. These amounts are included in the Chemicals segment in Note R. The closure of the magnesium business was principally completed in 1999. A balance of $16 remains to complete the plant site demolition and closure.

    Severance plans were adopted by the Company in 1998 for North America, Europe and Sentrachem, resulting in a special charge of $151. The plans for North America and Europe were complete at year-end 1998. The plan for Sentrachem was essentially completed in 1999. Total headcount reduction related to the severance plans was 1,881 in 1998, with an additional headcount reduction of 208 in 1999.

C  Acquisitions and Divestitures

    In December 2000, the Company sold its 32.5 percent ownership interest in the Cochin pipeline system to NOVA Chemicals Corp. for $119, resulting in a pretax gain of $98. The Company initially announced its agreement to sell its interest in the pipeline to a unit of Williams' energy services business in August 2000. In October 2000, NOVA Chemicals Corp., one of the owners of Cochin, exercised its right of first refusal as provided in the contractual agreements among the Cochin owners.

    In October 2000, the Company announced it had reached an agreement with Gurit-Heberlein AG to acquire the 50 percent interest in Gurit-Essex AG that it did not own. Gurit-Essex AG is the largest European supplier of automotive adhesives, sealants and body engineered systems for the automotive OEM and aftermarket. The acquisition will globalize Dow Automotive's product availability and double the Company's adhesives, sealants and body engineered systems business. In January 2001, the Company completed the acquisition for approximately $390.

C  Acquisitions and Divestitures—Continued

    In April 1995, the Company signed an agreement with Bundesanstalt für vereinigungsbedingte Sonderaufgaben (BvS) for the privatization of three state-owned chemical companies in eastern Germany, Buna Sow Leuna Olefinverbund (BSL). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995, and the Company began a reconstruction program of the sites. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174; BvS maintained 20 percent ownership. The Company had a call option and BvS a put option for the remaining 20 percent of BSL after the reconstruction period. In May 2000, the Company announced the completion of the reconstruction program and, for an additional investment of $156, acquired the remaining 20 percent of BSL. On June 1, 2000, BSL became a wholly owned subsidiary of the Company and, beginning on that date, the financial results of BSL are fully consolidated.

    BvS provided certain incentives during the reconstruction period to cover portions of the reconstruction program and has retained environmental cleanup obligations for existing facilities. Incentives related to property construction reduced the cost basis of such property. Incentives related to expenses during the reconstruction period were recognized as such expenses were incurred. During the reconstruction period, the Company included the financial results of BSL as a nonconsolidated affiliate.

    In February 2000, the Company acquired Flexible Products Company of Marietta, Georgia, for approximately $160. Flexible Products Company is one of the largest polyurethane systems suppliers in North America and a leader in custom polyurethane foam formulations and dispensing technology.

    In October 1999, the Company acquired CanStates Holdings, Inc. and its subsidiary, ANGUS Chemical Company, from TransCanada PipeLines Limited for approximately $350. ANGUS Chemical is a global leader in the manufacture and marketing of specialty nitroparaffins and their derivatives, which are sold into over 40 industries.

    In August 1999, the Company and Union Carbide Corporation announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, Union Carbide stockholders will receive 1.611 shares of Dow stock (on a post-split basis) for each share of Union Carbide stock they own. Based upon Dow's closing price of $124 11/16 (pre-split) on August 3, 1999, the transaction was valued at $66.96 per Union Carbide share, or $11.6 billion in aggregate including the assumption of $2.3 billion of net debt. According to the agreement, the merger was subject to certain conditions, including approval by Union Carbide stockholders and review by antitrust regulatory authorities in the United States, Europe and Canada. Union Carbide stockholders approved the merger on December 1, 1999. On May 3, 2000, the European Commission approved the merger subject to certain conditions. The Company completed the merger on February 6, 2001, after receiving clearance from the U.S. Federal Trade Commission, the Canadian Competition Bureau and other jurisdictions around the world. The transaction is expected to be accounted for as a pooling of interests.

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

    In February 1998, the Company entered into an agreement with Pronor Petroquimica S.A. to purchase a portion of its business. The new company, named Isopol, was acquired for the production and commercialization of toluene diisocyanate (TDI), used to manufacture durable goods such as cushioned furniture and mattresses to supply the Mercosur countries of Latin America. The Company's total investment was $137.

    In January 1998, the Company completed the sale of the DowBrands consumer products business to S.C. Johnson & Son, Inc. for $1.2 billion. This transaction resulted in a pretax gain of $816.

    See Note B regarding certain charges recorded related to acquisitions and divestitures.

D  Income Taxes

    Operating loss carryforwards at December 31, 2000 amounted to $3,541 compared with $882 at the end of 1999. The increase was principally due to the consolidation of BSL in 2000 (see Note C). Of the operating loss carryforwards, $208 is subject to expiration in the years 2001 through 2005. The remaining balances expire in years beyond 2005 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2000 amounted to $189 and are subject to expiration in the years 2001 through 2005.

    Undistributed earnings of foreign subsidiaries and related companies which are deemed to be permanently invested amounted to $3,799 at December 31, 2000, $3,386 at December 31, 1999 and $3,266 at December 31, 1998. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

    At December 31, 2000, the Company had a valuation allowance of $264 related to BSL. Upon consolidation of BSL on June 1, 2000, the valuation allowance was $495. This allowance was subsequently reduced by $231. The valuation allowance reduces the BSL deferred tax asset in recognition of the uncertainty regarding full realization of the tax benefit. BSL's deferred tax asset is a result of tax net operating losses during the five-year reconstruction period (see Note C) and the excess of the tax basis over the financial reporting basis of its fixed assets.

    In 2000, Germany enacted a lower corporate income tax rate effective January 1, 2001. This change reduced the value of the deferred tax asset of BSL by $201 and resulted in a $9 decrease in the provision for deferred income tax for the other Dow subsidiaries in Germany.

Domestic and Foreign Components of Income before
Income Taxes and Minority Interests

	2000	1999	1998
Domestic	$831	$919	$1,066
Foreign	1,570	1,247	946

Total	$2,401	$2,166	$2,012

Reconciliation to U.S. Statutory Rate

	2000	1999	1998
Taxes at U.S. statutory rate	$840	$758	$704
Amortization of nondeductible intangibles	28	33	13
Foreign rates other than 35%*	(56)	(9)	21
U.S. tax effect of foreign earnings and dividends	10	(1)	(82)
Other—net	1	(15)	29

Total tax provision	$823	$766	$685

Effective tax rate	34.3%	35.4%	34.0%

*
2000 Includes the effects of changes in German tax rates on deferred tax balances and the reduction in the BSL valuation allowance.

Provision for Income Taxes

	2000			1999			1998
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$219	$154	$373	$265	$67	$332	$329	$(44)	$285
State and local	20	9	29	19	4	23	23	15	38
Foreign	459	(38)	421	328	83	411	348	14	362

Total	$698	$125	$823	$612	$154	$766	$700	$(15)	$685

Deferred Tax Balances at December 31

	2000	1999
Property	$(570)	$(923)
Tax loss and credit carryforwards	1,441	363
Long-term debt	46	(16)
Postretirement benefit obligations	449	593
Other accruals and reserves	77	163
Investments	49	(73)
Inventory	144	68
Other—net	(218)	(220)

Subtotal	$1,418	$(45)
Valuation allowance	(264)	—

Total	$1,154	$(45)

E  Inventories

    The reserves required to adjust inventories from the first-in, first-out (FIFO) basis to the last-in, first-out (LIFO) basis amounted to a decrease of $344 at December 31, 2000 and a decrease of $131 at December 31, 1999. The inventories that were valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 35 percent of the total inventories at December 31, 2000, compared with 34 percent at December 31, 1999.

    A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which increased pretax income $67 in 2000 and $51 in 1999, and decreased pretax income $21 in 1998.

F  Significant Nonconsolidated Affiliates and Related Company Transactions

    In May 1995, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note P). As a result, the Company fully reserved its investment in Dow Corning and has reserved its 50 percent share of equity earnings from that time through the third quarter of 2000. Beginning in the fourth quarter of 2000, the Company is no longer reserving its share of Dow Corning's earnings.

    The Company's investments in related companies accounted for by the equity method (nonconsolidated affiliates) of $1,088 at December 31, 2000 exceeded its share of the investees' net assets (exclusive of Dow Corning) by $207. This excess is considered goodwill and is amortized over the estimated useful lives. The Company's investments of $1,359 at December 31, 1999 approximated the Company's equity in the net assets of nonconsolidated affiliates (exclusive of Dow Corning).

    The summarized financial information below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates: BSL (see Note C), Dow Corning, DuPont Dow Elastomers L.L.C., Gurit-Essex AG (see Note C), Compañía Mega S.A., Siam Styrene Monomer Ltd. and Total Raffinaderij Nederland N.V. The net loss in 1998 reflects a charge taken by Dow Corning related to the

Joint Plan of Reorganization (see Note P) in finalizing its 1998 results. The Company's investment in these companies was $722 at December 31, 2000 and $1,008 at December 31, 1999, and its equity in their earnings was $271 in 2000, $103 in 1999 and $72 in 1998, after reserving the earnings related to Dow Corning through the third quarter of 2000. On June 1, 2000, BSL became a wholly owned subsidiary of the Company and, beginning on that date, the financial results of BSL are fully consolidated (see Note C). As a result, the summarized balance sheet information for 2000 does not include BSL's assets and liabilities. The summarized income statement information for 2000 includes BSL's sales, gross profit and net income from January 1, 2000 through May 31, 2000.

Summarized Balance Sheet Information at December 31

	2000	1999
Current assets	$2,519	$2,881
Noncurrent assets	6,113	7,128

Total assets	$8,632	$10,009

Current liabilities	$1,387	$1,641
Noncurrent liabilities	5,545	6,404

Total liabilities	$6,932	$8,045

Summarized Income Statement Information

	2000	1999	1998
Sales	$4,858	$4,620	$4,650
Gross profit	1,239	750	864
Net income (loss)	446	308	(515)

    Dividends received from related companies were $90 in 2000, $78 in 1999 and $48 in 1998.

    The Company has service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales and purchase agreements.

    Receivables from related companies were $256 at December 31, 2000 and $521 at December 31, 1999. All other transactions with related companies and balances due to related companies were not material.

G  Property

Property at December 31

	Estimated Useful Lives (Years)	2000	1999
Land	—	$345	$339
Land and waterway improvements	20-25	695	670
Buildings	5-50	2,238	2,126
Machinery and equipment	3-20	18,669	17,550
Utility and supply lines	5-20	1,483	1,433
Other	3-20	1,276	1,251
Construction in progress	—	785	907

Total		$25,491	$24,276

	2000	1999	1998
Depreciation expense	$1,145	$1,122	$1,188
Manufacturing maintenance and repair costs	727	619	648
Capitalized interest	47	53	47

H  Leased Property

    The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment under operating leases. In addition, Dow leases gas turbines at two U.S. locations, an ethylene plant in Canada and a polyethylene plant in Argentina. At the termination of the leases, the Company has the option to purchase these plants and certain other leased equipment and buildings.

    Rental expenses under operating leases were $377 for 2000, $394 for 1999 and $408 for 1998.

Minimum Operating Lease Commitments at December 31, 2000

2001	$219
2002	176
2003	146
2004	123
2005	103
2006 and thereafter	840

Total	$1,607

I  Notes Payable, Long-Term Debt and Available Credit Facilities

    Notes payable consisted primarily of obligations due to banks with a variety of interest rates and maturities.

Notes Payable at December 31

	2000	1999
Commercial paper	$694	—
Other notes payable	654	$692

Total	$1,348	$692

Year-end average interest rates*	6.67%	6.66%

*
Excluding the effects of short-term borrowings in highly inflationary countries.

Long-Term Debt at December 31

	2000 Average Rate	2000	1999 Average Rate	1999
Promissory notes and debentures:
Final maturity 2002	6.95%	$346	7.81%	$539
Final maturity 2003	7.13%	148	7.13%	148
Final maturity 2005	7.00%	300	—	—
Final maturity 2006 and thereafter	7.70%	2,473	7.70%	2,448
Foreign bonds:
Final maturity 2000, Swiss franc	—	—	4.63%	95
Final maturity 2001, Japanese yen	6.38%	218	6.38%	244
Final maturity 2003, Euro	5.00%	139	5.00%	151
Other facilities—various rates and maturities:
U.S. dollar loans	—	153	—	183
Foreign currency loans	—	86	—	102
Dow ESOP, final maturity 2004	9.42%	53	9.42%	64
Medium-term notes, varying maturities through 2022	—	303	—	467
Pollution control/industrial revenue bonds, varying maturities through 2030	—	965	—	964
Unexpended construction funds	—	(10)	—	(2)
Capital lease obligations	—	76	—	38
Unamortized debt discount	—	(74)	—	(76)
Long-term debt due within one year	—	(311)	—	(343)

Total	6.97%	$4,865	6.50%	$5,022

Annual Installments on Long-Term Debt for the Next Five Years

2001	$311
2002	452
2003	389
2004	85
2005	384

    The Company had unused and available credit facilities at December 31, 2000 with various U.S. and foreign banks totaling $3.1 billion which required the payment of commitment fees. Additional unused credit facilities totaling $1.1 billion were available for use by foreign subsidiaries. These facilities are available in support of commercial paper borrowings and working capital requirements.

J  Financial Instruments

Investments

    The Company's investments in marketable securities are primarily classified as available-for-sale. Maturities for approximately one-third of the debt securities were less than five years at December 31, 2000.

Investing Results

	2000	1999	1998
Proceeds from sales of available-for-sale securities	$4,054	$3,229	$1,960
Gross realized gains	331	149	120
Gross realized losses	(160)	(103)	(54)

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

    The Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. No significant concentration of credit risk existed at December 31, 2000.

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

    The notional principal amounts on all types of interest derivative contracts at December 31, 2000 totaled $1,052 with a weighted-average remaining life of 6.8 years. At December 31, 1999, the notional principal amounts totaled $1,299 with a weighted-average remaining life of 6.3 years.

Hedging Unrealized Gains and Losses

	2000	1999
Unrealized gains	$32	$2
Unrealized losses	(4)	(11)

Interest Derivatives at December 31, 2000

			Weighted-average Rate
	Notional Amount
		Maturities	Receive	Pay
Receive fixed hedge	$550	2002-2010	6.9%	6.4%
Receive floating hedge	340	2002-2022	7.3%	7.5%
Other	162	2001-2003	—	—

Interest Derivatives at December 31, 1999

			Weighted-average Rate
	Notional Amount
		Maturities	Receive	Pay
Receive fixed hedge	$225	2002-2004	6.6%	5.7%
Receive floating hedge	701	2002-2022	5.4%	6.5%
Other	373	2000-2009	—	—

Foreign Currency Risk Management

    The Company's global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets and liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company's assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged.

    The Company had forward contracts and options to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $11,017 at December 31, 2000 and $6,866 at December 31, 1999. These contracts and options had various expiration dates, primarily in the first quarter of the next year. The net unrealized loss based on the foreign exchange rates at December 31, 2000 was $(146). The net unrealized gain based on the foreign exchange rates at December 31, 1999 was $45. The effect of foreign exchange derivatives is primarily recognized in "Sundry income—net." The effect of hedges of net investments in subsidiaries is recognized in "Accumulated other comprehensive income."

Fair Value of Financial Instruments at December 31

	2000				1999
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities:
Debt securities	$1,004	$35	$(6)	$1,033	$1,771	$20	$(31)	$1,760
Equity securities	890	527	(56)	1,361	1,043	580	(47)	1,576
Other	11	—	—	11	138	2	—	140

Total	$1,905	$562	$(62)	$2,405	$2,952	$602	$(78)	$3,476

Long-term debt including debt due within one year	$(5,176)	$12	$(176)	$(5,340)	$(5,365)	—	$(118)	$(5,483)

Derivatives relating to:
Foreign currency	—	$441	$(587)	$(146)	—	$174	$(129)	$45
Interest rates	—	32	(7)	25	—	2	(20)	(18)

Cost approximates fair value for all other financial instruments.

Accounting for Derivative Instruments and Hedging Activities

    Effective January 1, 2001, the Company will adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument (i.e., gains or losses) depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or net investments in foreign operations.

    If the hedged exposure is a fair value exposure, the gain or loss from changes in the fair value of the derivative instrument is recognized in earnings in the period of change together with the offsetting gain or loss from changes in the fair value of the hedged item. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of "Accumulated other comprehensive income (AOCI)" and subsequently recognized in earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the hedge, are reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the hedged exposure is a net investment exposure, the effective portion of the hedge is recorded in AOCI and any ineffective portion is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss from changes in the fair value is recognized in earnings in the period of change.

    Adoption of SFAS No. 133 will result in the Company recording a transition adjustment gain of $32 (net of related income tax of $19) in net income and a net transition adjustment gain of $65 (net of related income tax of $38) in AOCI at January 1, 2001. Further, the adoption of the statement will result in the Company recognizing $195 of derivative instrument assets and $29 of derivative instrument liabilities, increasing the carrying amount of hedged liabilities by $25, and derecognizing deferred gains of $13. The short-cut method under SFAS No. 133 will be used where the criteria are met. The Company anticipates volatility in AOCI and net income from its cash flow hedges. The amount of volatility will vary with the level of derivative activities and market conditions during any period.

K  Limited Partnerships and Preferred Securities of Subsidiary

    In July 1999, Tornado Finance V.O.F., a consolidated foreign subsidiary of the Company, issued $500 of preferred securities in the form of preferred partnership units. The units provide a distribution of 7.965 percent, are mandatorily redeemable in 2009, and may be called at any time by the subsidiary. The preferred partnership units have been classified as "Preferred Securities of Subsidiary" in the consolidated balance sheet. The distributions are included in "Minority interests' share in income" in the consolidated statements of income.

    In April 1993, three wholly owned subsidiaries of the Company contributed assets with an aggregate fair value of $977 to Chemtech Royalty Associates L.P. (Chemtech), a then newly formed Delaware limited partnership. In 1993, outside investors acquired limited partner interests in Chemtech totaling 20 percent in exchange for $200.

    In early 1998, a subsidiary of the Company purchased the limited partner interests of the outside investors in Chemtech for a fair value of $210 in accordance with windup provisions in the partnership agreement. The limited partnership was renamed Chemtech II L.P. (Chemtech II). In June 1998, the Company contributed assets with an aggregate fair value of $783 (through a wholly owned subsidiary) to Chemtech II and an outside investor acquired a limited partner interest in Chemtech II totaling 20 percent in exchange for $200. In September 2000, the Company contributed additional assets with an aggregate fair value of $18 (through a wholly owned subsidiary) to Chemtech II.

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

L  Stockholders' Equity

    On May 11, 2000, stockholders approved a measure to increase the number of authorized common shares from 500 million to 1.5 billion and Dow's Board of Directors approved a three-for-one split of the Company's common stock. On June 16, 2000, Dow stockholders received two additional shares of stock for each share they owned on the record date of May 23, 2000. All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been restated retroactively for the stock split, unless otherwise noted.

    In 1997, the Board of Directors of the Company authorized, subject to certain business and market conditions, the purchase of up to 60 million shares of the Company's common stock. On August 3, 1999, the Board of Directors terminated its 1997 authorization to repurchase Dow stock due to the pending merger with Union Carbide. The total number of shares purchased under the 1997 authorization was 48.6 million. Before August 3, 1999, the Company utilized options as part of its stock repurchase program. The Company's potential repurchase obligation related to these options was reclassified from "Stockholders' Equity" to "Temporary Equity."

    The number of treasury shares purchased, pursuant to authorization of the Board of Directors in 1997, was 11.2 million in 1999 and 24.3 million in 1998. The number of treasury shares issued to employees under option and purchase programs was 9 million in 2000, 9.4 million in 1999 and 9 million in 1998. In December 1999, the Company sold 10.5 million shares of common stock held in treasury in the open market for $431 to facilitate the accounting treatment of the merger with Union Carbide as a pooling of interests, which was a condition to the completion of the merger.

    There are no significant restrictions limiting the Company's ability to pay dividends.

    Gross undistributed earnings of nonconsolidated affiliates included in retained earnings were $324 at December 31, 2000 and $315 at December 31, 1999.

Reserved Treasury Stock at December 31
Shares in millions

	2000	1999	1998
Stock option plans	56.0	47.7	45.5
Employees' stock purchase plans	3.8	3.5	2.6

Total shares reserved	59.8	51.2	48.1

M  Stock Compensation Plans

    At December 31, 2000, the Company had stock-based compensation plans under which shares or options could be granted to employees and nonemployee directors. The Board of Directors approved these plans. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Given the terms of the Company's plans, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

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

	2000	1999	1998
Dividend yield	3.2%	3.7%	3.8%
Expected volatility	33.90%	25.86%	25.12%
Risk-free interest rate	6.70%	4.95%	4.54%
Expected life of stock option plans	7 years	7 years	7 years
Expected life of stock purchase plans	0.83 years	0.83 years	0.83 years

    The effects of using the fair value method of accounting are indicated in the pro forma amounts below:

	2000		1999		1998
	As Reported	Pro forma	As Reported	Pro forma	As Reported	Pro forma
Net income available for common Stockholders	$1,513	$1,429	$1,326	$1,268	$1,304	$1,263
Earnings per common share—basic	2.24	2.11	2.01	1.92	1.94	1.88
Earnings per common share—diluted	2.22	2.09	1.98	1.89	1.92	1.86

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

Employees' Stock Purchase Plans
Shares in thousands

	2000		1999		1998
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	3,531	$27.82	2,664	$27.50	2,796	$23.00
Granted	4,263	29.52	4,752	27.82	3,471	27.50
Exercised	(3,461)	27.89	(3,582)	27.60	(3,396)	23.82
Forfeited/Expired	(516)	28.68	(303)	27.54	(207)	27.04

Outstanding and exercisable at end of year	3,817	$29.52	3,531	$27.82	2,664	$27.50

Fair value of options granted during the year		$9.11		$5.87		$5.92

*
Weighted-average per share

Stock Option Plans

    Under the 1988 Award and Option Plan, a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. Under the 1994 Non-Employee Directors' Stock Plan, the Company may grant up to 300,000 options or shares of common stock to non-employee directors. Under the 1994 Executive Officers' Plan, the Company may grant up to 300,000 options or shares of common stock to executive officers of the Company. Under all plans, the terms are fixed at the grant date.

    At December 31, 2000, there were 8,453,296 shares available for grant under the 1988 Plan, 212,000 shares available for grant under the 1994 Non-Employee Directors' Stock Plan, and 287,370 shares available for grant under the 1994 Executive Officers' Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Options under both plans vest from one to three years. In addition, certain options granted under the 1988 Plan have performance-based vesting provisions. Total compensation expense for stock option plans was $0 in 2000, $35 in 1999 and $0 in 1998.

Stock Options
Shares in thousands

	2000		1999		1998
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	34,326	$26.67	32,523	$24.25	31,044	$22.16
Granted	10,505	35.75	9,291	31.19	7,029	30.52
Exercised	(1,621)	20.74	(7,353)	21.77	(5,382)	20.50
Forfeited/Expired	(203)	20.74	(135)	21.77	(168)	20.50

Outstanding at end of year	43,007	$29.14	34,326	$26.67	32,523	$24.25

Exercisable at end of year	23,582	$25.37	20,352	$23.73	25,653	$22.58

Fair value of options granted during the year		$12.73		$7.71		$7.01

*
Weighted-average per share

Stock Options at December 31, 2000
Shares in thousands

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Shares	Remaining Contractual Life*	Exercise Price*	Shares	Exercise Price*
$16.00 to $24.00	8,978	3.03 years	$20.89	8,978	$20.89
24.01 to 30.50	7,943	7.07 years	25.95	7,924	25.94
30.51 to 31.00	6,531	7.16 years	30.52	3,721	30.52
31.01 to 32.00	9,005	8.13 years	31.10	2,697	31.11
32.01 to 43.00	10,550	9.13 years	36.04	262	35.97

Total $16.00 to $43.00	43,007	6.97 years	$29.14	23,582	$25.44

*
Weighted-average per share

    Under the 1988 Plan, the Company grants deferred stock to certain employees. The grants vest either after a designated period of time, generally five years, or when the Company attains specified financial targets.

Shares in thousands	2000	1999	1998
Deferred stock compensation expense	$62	$66	$23
Deferred shares outstanding	4,125	4,062	3,225

N  Redeemable Preferred Stock

    The Company has an employee stock ownership plan (the ESOP), which is an integral part of the Salaried Employees Savings Plan. In 1989, the ESOP borrowed funds at a 9.42 percent interest rate with a final maturity in 2004 and used the proceeds to purchase convertible preferred stock from the Company. The preferred stock was convertible into the Company's common stock (on a pre-split basis) at either:

  •
  a conversion rate of 1:1 if the fair market value of the common stock equaled or exceeded $86.125 per share, or

  •
  the number of shares of common stock equivalent to $86.125 per share if the fair market value of the common stock was less than $86.125 per share, subject to the conversion conditions of the ESOP.

    The preferred stock was redeemable in whole or in part at the Company's option any time after January 1, 2000 at $86.125 per share plus an amount equal to all accrued and unpaid dividends. The dividend yield on the preferred stock was 7.75 percent of the $86.125 per share redemption value. On February 9, 2000, the Company exercised its option to redeem the preferred stock. On that same date, the trustee of the ESOP elected to convert the preferred stock into common stock at a ratio of 1:1.

    Prior to conversion, the convertible preferred stock issued to the ESOP was reported as "Temporary Equity" in the consolidated balance sheet, and the principal amount of the ESOP loan was reported as "Long-Term Debt" and a reduction of "Temporary Equity" in the consolidated balance sheet because the Company has guaranteed the ESOP's borrowings. Since the conversion, the Company's guarantee of the ESOP borrowings is reported as "Long-Term Debt" and a reduction of "Stockholders' Equity" in the consolidated balance sheet.

O  Pension Plans and Other Postretirement Benefits

Pension Plans

    The Company has defined benefit pension plans which cover employees in the United States and a number of other countries. The Company's funding policy is to contribute annually to those plans where pension laws and economics either require or encourage funding. Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, including Company common stock with a value of approximately $203 at December 31, 2000.

    The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

U.S. Plan Assumptions

	2000	1999
Weighted-average discount rate	7.50%	7.25%
Rate of increase in future compensation levels	5.00%	5.00%
Long-term rate of return on assets	9.50%	9.50%

    All other pension plans used assumptions that are consistent with (but not identical to) those of the U.S. plan.

    U.S. employees are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation which is matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, France, Spain and the United Kingdom. Contributions charged to income for defined contribution plans were $80 in 2000, $92 in 1999 and $90 in 1998.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31

	2000	1999
Projected benefit obligation	$662	$693
Accumulated benefit obligation	575	597
Fair value of plan assets	57	55

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

U.S. Plan Assumptions

	2000	1999
Discount rate	7.50%	7.25%
Weighted-average 5-year projected medical cost trend, remaining constant thereafter	6.58-5.39%	6.98-5.39%
Long-term rate of return on assets	9.50%	9.50%

    All other postretirement benefit plans used assumptions that are consistent with (but not identical to) those of the U.S. parent company plan.

    Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2000 by $1 and the net periodic postretirement benefit cost for the year by $1. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2000 by $1 and the net periodic postretirement benefit cost for the year by $1.

Net Periodic Cost for all Significant Plans

	Defined Benefit Pension Plans			Other Postretirement Benefits
	2000	1999	1998	2000	1999	1998
Service cost	$158	$165	$163	$20	$20	$21
Interest cost	431	416	418	89	86	91
Expected return on plan assets	(629)	(573)	(532)	(24)	(20)	(16)
Amortization of transition obligation	7	7	7	—	—	—
Amortization of prior service cost (credit)	20	18	18	(34)	(34)	(35)
Amortization of unrecognized (gain) loss	(32)	15	11	(4)	(2)	(2)

Net periodic cost (credit)	$(45)	$48	$85	$47	$50	$59

Change in Benefit Obligation, Plan Assets and Funded Status of all Significant Plans

	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in benefit obligation	2000	1999	2000	1999
Benefit obligation at beginning of year	$6,524	$6,780	$1,257	$1,332
Service cost	158	165	20	20
Interest cost	431	416	89	86
Plan participants' contributions	6	7	—	—
Amendments	1	22	27	1
Actuarial changes in assumptions and experience	36	(303)	45	(81)
Acquisition/divestiture activity	(6)	13	—	5
Benefits paid	(396)	(403)	(104)	(98)
Currency impact	(113)	(173)	—	(8)

Benefit obligation at end of year	$6,641	$6,524	$1,334	$1,257

Change in plan assets
Market value of plan assets at beginning of year	$8,301	$7,532	$304	$246
Actual return on plan assets	(40)	1,122	(22)	32
Employer contributions	28	24	—	24
Plan participants' contributions	6	6	—	—
Acquisition/divestiture activity	(1)	7	—	3
Benefits paid	(378)	(390)	—	(1)

Market value of plan assets at end of year	$7,916	$8,301	$282	$304

Funded status and net amounts recognized
Plan assets in excess of (less than) benefit obligation	$1,275	$1,777	$(1,052)	$(953)
Unrecognized net transition obligation	7	9	1	1
Unrecognized prior service cost (credit)	137	154	(72)	(132)
Unrecognized net gain	(1,484)	(2,113)	(101)	(176)

Net amounts recognized in the consolidated balance sheets	$(65)	$(173)	$(1,224)	$(1,260)

Net amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(569)	$(602)	$(1,224)	$(1,260)
Prepaid benefit cost	403	294	—	—
Additional minimum liability—intangible asset	19	36	—	—
Accumulated other comprehensive income—pretax	82	99	—	—

Net amounts recognized in the consolidated balance sheets	$(65)	$(173)	$(1,224)	$(1,260)

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

    Dow Corning reported an after-tax net loss of $167 for the second quarter of 1995 as a result of a $221 after-tax charge taken to reflect a change in accounting method from the present value basis noted above to an undiscounted basis resulting from the uncertainties associated with its voluntary filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 15, 1995. As a result of such loss and Chapter 11 filing, the Company recognized a pretax charge against income of $330 for the second quarter of 1995, fully reserved its investment in Dow Corning, and has reserved its 50 percent share of equity earnings through the third quarter of 2000 (see Note F).

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

    The Company's financial statement exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after the second quarter of 1995 charge, the reserving of its share of equity earnings through the third quarter of 2000, and the resumption of recognizing of its share of Dow Corning's earnings in the fourth quarter of 2000, is negligible. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have a material adverse impact on the Company's consolidated financial statements.

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

    On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999 that, in the view of the Proponents and the Shareholders,

improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning's silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. These motions and appeals were heard by U.S. District Court Judge Denise Page Hood on April 12 and 13, 2000, and on November 13, 2000, Judge Hood affirmed the Bankruptcy Court's November 30, 1999 Order confirming the Joint Plan and reversed, in part, the Bankruptcy Court's December 21, 1999 Opinion, including that portion of the Opinion the Shareholders had appealed. In turn, various parties in interest have appealed Judge Hood's decision to the United States Court of Appeals for the Sixth Circuit. The effectiveness of the Joint Plan remains subject to the resolution of those appeals. Accordingly, there can be no assurance at this time that the Joint Plan will become effective.

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

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $325 at December 31, 2000 for environmental matters, including $9 for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

    A Canadian subsidiary entered into two 20-year agreements, one that expired in 1998 and one that expires in 2004, to purchase ethylene. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $113 in 2000, $92 in 1999 and $221 in 1998.

    At December 31, 2000, the Company had various outstanding commitments for take or pay and throughput agreements, including the Canadian subsidiary's ethylene contract, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2000

2001	$425
2002	407
2003	387
2004	343
2005	312
2006 through expiration of contracts	2,089

Total	$3,963

    In addition to the take or pay obligations at December 31, 2000, the Company had outstanding purchase commitments which ranged from one to 20 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $117. In general, such commitments were at prices not in excess of current market prices. The Company also had outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $465. The Company is also committed to lease manufacturing facilities under construction in Argentina and The Netherlands.

Q  Supplementary Information

Accrued and Other Current Liabilities at December 31

	2000	1999
Accrued payroll	$241	$338
Accrued vacations	183	186
Employee retirement plans	132	115
Interest payable	114	120
Accrued miscellaneous taxes	146	119
Insurance companies' reserves	242	209
Deferred income	219	385
Other	628	490

Total	$1,905	$1,962

Sundry Income—Net

	2000	1999	1998
Royalty income(1)	—	$45	$32
Gain on sales of assets and securities(2)	$208	62	841
Foreign exchange gain (loss)	42	77	(4)
Other—net	59	77	47

Total	$309	$261	$916

(1)
Included in net sales beginning in 2000.

(2)
2000 includes a gain on sale of Cochin pipeline system of $98 (see Note C), and impairment losses of $77 for disposition in February 2001 of businesses related to the merger with Union Carbide.

Other Supplementary Information

	2000	1999	1998
Cash payments for interest	$554	$477	$522
Cash payments for income taxes	748	670	720
Provision for doubtful receivables	19	49	9

Earnings Per Share Calculations

	2000		1999		1998
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Shares in millions
Net income available for common stockholders	$1,513	$1,513	$1,326	$1,326	$1,304	$1,304
Add back preferred stock dividends	—	—	—	5	—	6

Net income for EPS calculations	$1,513	$1,513	$1,326	$1,331	$1,304	$1,310

Weighted-average common shares outstanding	676.0	676.0	660.2	660.2	670.6	670.6
Add back effect of dilutive securities:
Stock options and awards	—	6.5	—	9.1	—	7.1
Converted preferred stock	—	0.5	—	4.0	—	4.1

Weighted-average common shares for EPS calculations	676.0	683.0	660.2	673.3	670.6	681.8

Earnings per common share	$2.24	$2.22	$2.01	$1.98	$1.94	$1.92

Sales of Trade Accounts Receivables

    The Company is party to an agreement under which certain qualifying trade accounts receivables are sold. The uncollected balance of sold receivables at December 31, 2000 was approximately $100. Accounts receivable sales activity is summarized below:

	2000	1999	1998
Average quarterly amount sold	$466	$525	$89
Average quarterly discount on sales	2	2	—

R  Operating Segments and Geographic Areas

    Dow is a diversified, worldwide manufacturer and supplier of more than 2,500 products. The Company's wide range of products are used primarily as raw materials in the manufacture of customer products and services. The Company serves the following industries: aerospace, appliance, automotive, agriculture, building and construction, chemical processing, electronics, furniture, housewares, insurance and finance, oil and gas, packaging, processed foods, pulp and paper, utilities and water treatment.

    Dow conducts its worldwide operations through global businesses, which are aggregated into reportable operating segments based on the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The reportable operating segments are: Performance Plastics, Performance Chemicals, Agricultural Products, Plastics, Chemicals, and Hydrocarbons and Energy. The Corporate Profile on pages 3-7 describes the operating segments and how they are aggregated.

    Transfers between operating segments are generally valued at cost. Transfers of products to the Agricultural Products segment from the other segments, however, are generally valued at market-based prices. The revenues generated by these transfers are shown in the following table as "Intersegment revenues."

    The "Unallocated and Other" column in the following table contains the reconciliation between the totals for reportable segments and the Company totals. It represents the operating segments which do not meet the quantitative threshold for determining reportable segments, research and other expenses related to developmental activities in Growth Platforms, and other corporate items not allocated to the operating segments.

Operating Segment Information

	Performance Plastics	Performance Chemicals	Agricultural Products	Plastics	Chemicals	Hydrocarbons and Energy	Unallocated and Other	Total
2000
Sales to external customers	$6,115	$3,164	$2,346	$5,753	$2,882	$2,425	$323	$23,008
Intersegment revenues	13	26	—	—	34	—	(73)	—
Equity earnings—nonconsolidated affiliates	31	25	(9)	149	51	36	(12)	271
IPR&D and special charges(1)	6	—	—	—	—	—	—	6
EBIT(2)	749	341	212	1,023	539	121	(196)	2,789
Total assets	4,995	2,805	3,448	5,154	2,608	1,519	7,116	27,645
Investment in nonconsolidated affiliates	213	19	57	538	—	196	65	1,088
Depreciation and amortization	313	198	185	292	204	97	26	1,315
Capital expenditures	261	177	121	248	284	248	10	1,349
1999
Sales to external customers	$5,534	$2,837	$2,334	$4,715	$2,570	$1,662	$337	$19,989
Intersegment revenues	12	15	—	1	25	—	(53)	—
Equity earnings—nonconsolidated affiliates	29	5	(6)	54	11	13	(24)	82
IPR&D and special charges(1)	—	6	94	—	—	—	—	100
EBIT(2)	1,052	500	125	636	424	(5)	(256)	2,476
Total assets	4,354	2,597	3,346	4,602	2,322	1,701	6,577	25,499
Investment in nonconsolidated affiliates	122	53	82	736	90	192	84	1,359
Depreciation and amortization	307	162	190	305	209	96	32	1,301
Capital expenditures	311	178	122	230	307	259	5	1,412
1998
Sales to external customers	$5,349	$2,771	$2,408	$4,034	$2,612	$1,497	$771	$19,442
Intersegment revenues	15	10	—	2	42	—	(69)	—
Equity earnings—nonconsolidated affiliates	20	6	(1)	14	21	9	(5)	64
IPR&D and special charges(1)	—	—	337	—	113	—	357	807
EBIT (2)	1,089	427	(209)	607	193	(5)	264	2,366
Total assets	4,501	2,177	3,938	3,922	2,448	1,849	4,995	23,830
Investment in nonconsolidated affiliates	106	32	65	777	75	140	116	1,311
Depreciation and amortization	303	168	196	248	239	97	54	1,305
Capital expenditures	368	163	129	339	328	170	49	1,546

(1)
See Note B for a discussion of Purchased In-Process Research and Development (IPR&D) and Special Charges.

(2)
The reconciliation between "Earnings before Interest, Income Taxes and Minority Interests (EBIT)" and "Income before Income Taxes and Minority Interests" consists of "Interest income" and "Interest expense and amortization of debt discount," and can be found in the Consolidated Statements of Income on page 39.

    The Company operates 141 manufacturing sites in 32 countries. The United States is home to 47 of these sites, representing 54 percent of the Company's long-lived assets. Sales are attributed to geographic areas based on customer location. Long-lived assets are attributed to geographic areas based on asset location. Sales and assets for Africa are reported in Europe. At December 31, 2000, long-lived assets located in Germany represented 12.5 percent of the total.

Geographic Area Information

	United States	Europe	Rest of World	Total
2000
Sales to external customers	$8,863	$7,816	$6,329	$23,008
Long-lived assets	4,988	2,423	1,779	9,190
1999
Sales to external customers	$7,863	$6,789	$5,337	$19,989
Long-lived assets	4,572	2,103	1,815	8,490
1998
Sales to external customers	$7,796	$6,665	$4,981	$19,442
Long-lived assets	4,262	2,400	1,785	8,447

S  Merger with Union Carbide Corporation

    On February 6, 2001, the Company completed its merger with Union Carbide in a tax-free, stock-for-stock transaction. Dow issued 1.611 shares of common stock for each share of Union Carbide common stock outstanding, or approximately 219 million shares. The Company expects to account for the merger as a pooling of interests and, accordingly, historical financial information in future reports will be restated to include Union Carbide. The following unaudited pro forma information summarizes the combined results of the Company and Union Carbide as if the merger had occurred at the beginning of 1998.

Pro forma Information

(Unaudited)	2000	1999	1998
Net sales	$29,534	$25,859	$25,101
Net income available for common stockholders	1,675	1,617	1,707
Earnings per common share—basic	1.88	1.85	1.92
Earnings per common share—diluted	1.85	1.82	1.89
Total assets	36,409	33,898	31,585
Total stockholders' equity	11,840	10,997	9,947

The Dow Chemical Company and Subsidiaries

Quarterly Statistics

In millions, except for per share amounts (Unaudited)

2000	1st	2nd	3rd	4th	Year
Net sales(1)	$5,652	$5,912	$5,811	$5,633	$23,008
IPR&D and special charges	—	—	—	6	6
Earnings before interest, income taxes and minority interests	763	926	630	470	2,789
Net income available for common stockholders	415	527	328	243	1,513
Earnings per common share—basic(2)	0.62	0.78	0.48	0.36	2.24
Earnings per common share—diluted(2)	0.61	0.77	0.48	0.36	2.22
Common stock dividends declared per share(2)	0.29	0.29	0.29	0.29	1.16
Market price range of common stock:(2, 3)
High	47.17	41.83	33.88	38.38	47.17
Low	30.67	30.06	23.88	23.00	23.00
1999	1st	2nd	3rd	4th	Year
Net sales(1)	$4,664	$4,883	$4,964	$5,478	$19,989
IPR&D and special charges	—	—	—	100	100
Earnings before interest, income taxes and minority interests	655	742	584	495	2,476
Net income available for common stockholders	329	410	320	267	1,326
Earnings per common share—basic(2)	0.50	0.62	0.49	0.40	2.01
Earnings per common share—diluted(2)	0.49	0.61	0.48	0.40	1.98
Common stock dividends declared per share(2)	0.29	0.29	0.29	0.29	1.16
Market price range of common stock:(2, 3)
High	33.83	46.00	44.81	45.40	46.00
Low	28.50	30.83	35.42	34.46	28.50

(1)
Adjusted for reclassification of freight on sales.

(2)
Adjusted for 3-for-1 stock split in 2000.

(3)
Composite price as reported on the New York Stock Exchange.

See Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 2000 with the Independent Auditors.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to Directors and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2001, and is incorporated herein by reference. See also the information concerning executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to beneficial ownership of the common stock as of February 9, 2001, by each Director and all Directors and officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 10, 2001, and is incorporated herein by reference.

    Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 10, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There were no such reportable relationships or related transactions in 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  1.
  The Company's 2000 Consolidated Financial Statements and the Independent Auditors' Report are included in Item 8 of Part II.

  2.
  Financial Statement Schedules.

      The following Financial Statement Schedule should be read in conjunction with the Financial Statements included in Item 8 of this Annual Report on Form 10-K:

Schedule II	Valuation and Qualifying Accounts	Page 82

      Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Financial Statements or Notes thereto.

    3.
    Exhibits—See the Exhibit Index on pages 84-85 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

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

      The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

      3(i)
      A copy of the Restated Certificate of Incorporation of The Dow Chemical Company.

      3(ii)
      A copy of the Bylaws of The Dow Chemical Company, as re-adopted in full on February 11, 1999, effective February 10, 1999; and as amended February 8, 2001, effective March 1, 2001.

      10(r)
      A copy of The Dow Chemical Company Elective Deferral Plan as amended and restated as of January 1, 2001.

      21
      Subsidiaries of The Dow Chemical Company.

      23
      Independent Auditors' Consent.

  (b)
  Reports on Form 8-K:

      On December 22, 2000, the Company filed a Current Report on Form 8-K attaching a letter agreement executed by Union Carbide Corporation and the Company stating that each of the parties agrees not to exercise any right it may have to terminate their merger agreement pursuant to Section 8.2(i) thereof prior to March 31, 2001.

      On February 5, 2001, the Company filed a Current Report on Form 8-K that included the press release issued on January 25, 2001, announcing the fourth quarter 2000 earnings for the Company.

      On February 6, 2001, the Company filed a Current Report on Form 8-K that included the press release announcing it had received clearance from the U.S. Federal Trade Commission for its merger with Union Carbide Corporation.

      On February 6, 2001, the Company filed a Current Report on Form 8-K that included the press release announcing it had completed its merger with Union Carbide Corporation. Additionally, the companies announced the amounts, record dates and payable dates of the pro rata dividends that would be paid to Dow and Union Carbide stockholders.

      On February 20, 2001, the Company filed a Current Report on Form 8-K describing the merger with Union Carbide Corporation, as required by Item 2 of that report; and noting that all financial statements and pro forma financial information required by Item 7 would be provided in the manner and within the time frame required.

    The following trademarks of The Dow Chemical Company appear in this report:  Affinity, Amplify, Aspun, Attane, Blox, Calibre, Covelle, D.E.H., D.E.N., D.E.R., Derakane, Derakane Momentum, Dow, Dowanol, Dowex, Dowfax, Dowicil, Dowlex, Dowper, Dowtherm, Drytech, Elite, Emerge, Envision, Ethafoam, Ethocel, Fulcrum, Immotus, Insite, Inspire, Instill, Integral, Isobind, Isonate, Isoplast, Lamdex, Lifespan, Liquidow, Magnum, Maxistab, Methocel, Opticite, Optim, Papi, Peladow, Pellethane, Prevail, Primacor, Procite, Propel, Pulse, Quash, Questra, Retain, Safe-Tainer, Saran, Saranex, Specflex, Spectrim, Strandfoam, Styrofoam, Styron, Styron A-Tech, Synalox, Synergy, Syntegra, Tanklite, The

Enhancer, Trenchcoat, Trycite, Trymer, Tyril, Versene, Voracor, Voralast, Voralux, Voranate, Voranol, Zetabon

    The following trademarks of Dow AgroSciences LLC appear in this report:  Clincher, Dursban, FirstRate, Fortress, Garlon, Glyphomax, Grandstand, Lontrel, Lorsban, Mustang, Naturalyte, Sentricon, Spider, Starane, Stinger, Strongarm, Telone, Tordon, Tracer, Treflan, Vikane

    The following trademark of American Chemistry Council appears in this report:  Responsible Care

    The following registered trademark of Dow Corning Corporation appears in this report: Syltherm

    The following trademarks of Essex Specialty Products, Inc., appear in this report: Betabrace, Betadamp, Betafoam, Betaguard, Betamate, Betaseal

    The following trademark of FilmTec Corporation appears in this report:  FilmTec

    The following trademarks of Flexible Products Company appear in this report:  Great Stuff, Insta-stik

    The following trademark of Hampshire Chemical Corp. appears in this report:  Hamposyl

    The following trademark of Mycogen Corporation appears in this report:  Mycogen

    The following trademark of Phytogen Seed Company, LLC appears in this report:  Phytogen

    The following registered trademark of Solutia Inc. is used by The Dow Chemical Company under license and appears in this report: Vydyne

SCHEDULE II

The Dow Chemical Company and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves		Balance at End of Year
	(In millions)
2000
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$107	$39	$54	(a)	$92
Other investments and noncurrent receivables	323	22	29		316
Accumulated goodwill amortization	351	88	34		405

1999
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$93	$64	$50	(a)	$107
Other investments and noncurrent receivables	712	32	421	(b)	323
Accumulated goodwill amortization	246	122	17		351

1998
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$73	$35	$15	(a)	$93
Other investments and noncurrent receivables	586	153	27		712
Accumulated goodwill amortization	211	65	30		246

(a) Deductions represent:	2000	1999	1998
Notes and accounts receivable written off	$31	$37	$12
Credits to profit and loss	19	12	—
Miscellaneous other	4	1	3

	$54	$50	$15

(b)
Includes adjustment to the Company's estimated reserve for its investment in Dow Corning based on Dow Corning's 1998 audited financial statements issued in July 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2001.

THE DOW CHEMICAL COMPANY
By:	/s/ F. H. BROD F. H. Brod, Vice President and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 9th day of March, 2001 by the following persons in the capacities indicated:

/s/ W. S. STAVROPOULOS W. S. Stavropoulos, Director and Chairman of the Board	/s/ J. C. DANFORTH J. C. Danforth, Director
/s/ M. D. PARKER M. D. Parker, Director, President and Chief Executive Officer	/s/ W. D. DAVIS W. D. Davis, Director
/s/ J. P. REINHARD J. P. Reinhard, Director, Executive Vice President and Chief Financial Officer	/s/ B. H. FRANKLIN B. H. Franklin, Director
/s/ F. H. BROD F. H. Brod, Vice President and Controller	/s/ A. D. GILMOUR A. D. Gilmour, Director
/s/ A. A. ALLEMANG A. A. Allemang, Director and Executive Vice President	/s/ W. H. JOYCE W. H. Joyce, Director and Vice Chairman of the Board
/s/ J. K. BARTON J. K. Barton, Director	/s/ J. M. RINGLER J. M. Ringler, Director
/s/ A. J. CARBONE A. J. Carbone, Director and Vice Chairman of the Board	/s/ H. T. SHAPIRO H. T. Shapiro, Director
/s/ J. M. COOK J. M. Cook, Director	/s/ P. G. STERN P. G. Stern, Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2	Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition Sub Inc., incorporated by reference to Annex A to the proxy statement/ prospectus included in The Dow Chemical Company's Registration Statement on Form S-4, File No. 333-88443, filed October 5, 1999.
3(i)	A copy of the Restated Certificate of Incorporation of The Dow Chemical Company.
3(ii)	A copy of the Bylaws of The Dow Chemical Company, as re-adopted in full on February 11, 1999, effective February 10, 1999; and as amended February 8, 2001, effective March 1, 2001.
10(a)	The Dow Chemical Company Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.
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
10(l)
A written description of the one-time grant of shares of the common stock of The Dow Chemical Company to new non-employee Directors, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2001.
10(m)
A written description of the 1998 Non-Employee Directors' Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998.
10(n)
A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2001.
10(o)
A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2001.
10(p)
A resolution adopted by the Board of Directors of The Dow Chemical Company on May 5, 1971, and most recently amended on July 9, 1998, describing the employee compensation program for decelerating Directors, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1998.
10(q)
The Dow Chemical Company Key Employee Insurance Program ("KEIP"), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executive Supplemental Retirement Plan and Company-Paid Life Insurance Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2001.
10(r)	A copy of The Dow Chemical Company Elective Deferral Plan as amended and restated as of January 1, 2001.
21	Subsidiaries of The Dow Chemical Company.
23	Independent Auditors' Consent.

QuickLinks

Documents Incorporated by Reference
TABLE OF CONTENTS
PART I
THE COMPANY
BUSINESS AND PRODUCTS
PART II
The Dow Chemical Company and Subsidiaries Five-year Summary of Selected Financial Data
The Dow Chemical Company and Subsidiaries Consolidated Statements of Income
The Dow Chemical Company and Subsidiaries Consolidated Balance Sheets
The Dow Chemical Company and Subsidiaries Consolidated Balance Sheets
The Dow Chemical Company and Subsidiaries Consolidated Statements of Stockholders' Equity
The Dow Chemical Company and Subsidiaries Consolidated Statements of Comprehensive Income
The Dow Chemical Company and Subsidiaries Consolidated Statements of Cash Flows
The Dow Chemical Company and Subsidiaries Notes to Financial Statements Dollars in millions, except as noted
The Dow Chemical Company and Subsidiaries Quarterly Statistics
PART III
PART IV
The Dow Chemical Company and Subsidiaries Valuation and Qualifying Accounts For the Years Ended December 31
SIGNATURES
EXHIBIT INDEX