Form 10-Q
period 2001-03-31
DOW CHEMICAL CO /DE/
filed 2001-05-09
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

FOR THE QUARTER ENDED March 31, 2001

Commission file number 1-3433

THE DOW CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1285128 (I.R.S. Employer Identification No.)

2030 DOW CENTER, MIDLAND, MICHIGAN 48674
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 989-636-1000

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/    No  / /.

Class	Outstanding at March 31, 2001
Common Stock, $2.50 par value	897,530,013 shares

THE DOW CHEMICAL COMPANY
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Note A)

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions except for per share amounts (Unaudited)	Mar. 31, 2001	Mar. 31, 2000

Net Sales	$7,386	$7,269

Cost of sales	6,456	5,842
Research and development expenses	272	270
Selling, general and administrative expenses	452	474
Amortization of intangibles	33	41
Merger-related expenses and restructuring (Note B)	1,384	—
Insurance and finance company operations, pretax income	11	29
Equity in earnings of nonconsolidated affiliates	35	130
Sundry income—net	283	101

Earnings (Loss) before Interest, Income Taxes and Minority Interests	(882)	902

Interest income	24	45
Interest expense and amortization of debt discount	182	155

Income (Loss) before Income Taxes and Minority Interests	(1,040)	792

Provision for income taxes	(340)	262
Minority interests' share in income	17	18

Income (Loss) before Cumulative Effect of Change in Accounting Principle	(717)	512

Cumulative effect of change in accounting principle (Note C)	32	—

Net Income (Loss) Available for Common Stockholders	($685)	$512

Share Data
Earnings (Loss) before cumulative effect of change in accounting principle per common share—basic	($0.80)	$0.58
Earnings (Loss) per common share—basic	($0.76)	$0.58
Earnings (Loss) before cumulative effect of change in accounting principle per common share—diluted	($0.80)	$0.57
Earnings (Loss) per common share—diluted	($0.76)	$0.57
Common stock dividends declared per share of Dow common stock	$0.29	$0.29
Weighted-average common shares outstanding—basic	898.1	889.6
Weighted-average common shares outstanding—diluted	898.1	903.8

Depreciation	$388	$368

Capital Expenditures	$273	$439

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar. 31, 2001	Dec. 31, 2000

Assets

Current Assets
Cash and cash equivalents	$244	$278
Marketable securities and interest-bearing deposits	246	163
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2001: $121; 2000: $103)	3,594	3,655
Other	2,603	2,764
Inventories:
Finished and work in process	3,618	3,396
Materials and supplies	759	817
Deferred income tax assets—current	687	250

Total current assets	11,751	11,323

Investments
Investment in nonconsolidated affiliates	1,954	2,096
Other investments	1,819	2,528
Noncurrent receivables	676	674

Total investments	4,449	5,298

Property
Property	34,475	34,852
Less accumulated depreciation	21,495	21,141

Net property	12,980	13,711

Other Assets
Goodwill (net of accumulated amortization—2001: $491; 2000: $459)	2,226	1,928
Deferred income tax assets—noncurrent	2,092	1,968
Deferred charges and other assets	1,932	1,763

Total other assets	6,250	5,659

Total Assets	$35,430	$35,991

Liabilities and Stockholders' Equity

Current Liabilities
Notes payable	$3,086	$2,519
Long-term debt due within one year	307	318
Accounts payable:
Trade	2,540	2,975
Other	1,203	1,594
Income taxes payable	285	258
Deferred income tax liabilities—current	7	35
Dividends payable	152	217
Accrued and other current liabilities	2,182	2,257

Total current liabilities	9,762	10,173

Long-Term Debt	7,139	6,613

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,384	1,165
Pension and other postretirement benefits—noncurrent	2,408	2,238
Other noncurrent obligations	3,241	3,012

Total other noncurrent liabilities	7,033	6,415

Minority Interest in Subsidiaries	416	450

Preferred Securities of Subsidiary	500	500

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	42	—
Unearned ESOP shares	(103)	(103)
Retained earnings	11,729	12,675
Accumulated other comprehensive loss	(926)	(560)
Treasury stock at cost	(2,615)	(2,625)

Net stockholders' equity	10,580	11,840

Total Liabilities and Stockholders' Equity	$35,430	$35,991

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar. 31, 2001	Mar. 31, 2000

Operating Activities
Income (loss) before cumulative effect of change in accounting principle	($717)	$512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434	418
Provision (credit) for deferred income tax	(461)	6
Undistributed earnings of nonconsolidated affiliates	(17)	(104)
Minority interests' share in income	17	18
Net (gain) loss on sales of property and businesses	10	(2)
Other net gain	(249)	(40)
Merger-related expenses and restructuring	1,205	—
Tax benefit-nonqualified stock option exercises	4	14
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(25)	(475)
Inventories	(165)	(13)
Accounts payable	(461)	188
Other assets and liabilities	(159)	(51)

Cash provided by (used in) operating activities	(584)	471

Investing Activities
Capital expenditures	(273)	(439)
Proceeds from sales of property and businesses	74	15
Purchases of consolidated companies	(364)	(197)
Investments in nonconsolidated affiliates	(65)	(95)
Purchases of investments	(717)	(875)
Proceeds from sales of investments	1,168	1,215

Cash used in investing activities	(177)	(376)

Financing Activities
Changes in short-term notes payable	548	204
Payments on long-term debt	(9)	(364)
Proceeds from issuance of long-term debt	504	1
Purchases of treasury stock	(4)	(1)
Proceeds from sales of common stock	23	59
Distributions to minority interests	(25)	(23)
Dividends paid to stockholders	(307)	(224)

Cash provided by (used in) financing activities	730	(348)

Effect of Exchange Rate Changes on Cash	(3)	(3)

Summary
Decrease in cash and cash equivalents	(34)	(256)
Cash and cash equivalents at beginning of year	278	547

Cash and cash equivalents at end of period	$244	$291

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar. 31, 2001	Mar. 31, 2000

Net Income (Loss) Available for Common Stockholders	($685)	$512

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on investments	(287)	93
Cumulative translation adjustments	(108)	(35)
Minimum pension liability	—	1
Net gains on cash flow hedging derivative instruments	29	—

Total other comprehensive income (loss)	(366)	59

Comprehensive Income (Loss)	($1,051)	$571

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to Financial Statements

(Unaudited)

Note A—Consolidated Financial Statements

    On February 6, 2001, a wholly owned subsidiary of The Dow Chemical Company ("Dow" or the "Company") merged with Union Carbide Corporation ("Union Carbide") and, as a result, Union Carbide became a wholly owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been prepared to give retroactive effect to the merger and include the combined accounts of Dow and Union Carbide for all periods presented.

    The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the audited supplemental consolidated financial statements and notes thereto included in a Form 8-K filed by the Company on April 4, 2001 for the year ended December 31, 2000.

Note B—Merger-related Expenses and Restructuring

    In the first quarter of 2001, pretax costs of $1,384 million were recorded for merger-related expenses and restructuring. These costs included transaction costs, employee severance, and the write-down of duplicate assets and facilities. For further details, see Merger-related Expenses and Restructuring on page 19.

Note C—Cumulative Effect of Change in Accounting Principle

    On January 1, 2001, the Company recorded a cumulative transition adjustment gain of $32 million (net of related income tax of $19 million) upon adoption of Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." For further details, see discussion of SFAS No. 133 in Note G.

Note D—Operating Segments and Geographic Areas

	Three Months Ended
In millions	Mar. 31, 2001	Mar. 31, 2000

Operating segment sales
Performance Plastics	$1,921	$1,827
Performance Chemicals	1,310	1,338
Agricultural Products	605	633
Plastics	1,769	1,779
Chemicals	996	1,038
Hydrocarbons and Energy	709	571
Unallocated and Other	76	83

Total	$7,386	$7,269

Operating segment EBIT
Performance Plastics	$217	$316
Performance Chemicals	100	152
Agricultural Products	43	90
Plastics	33	260
Chemicals	(7)	143
Hydrocarbons and Energy	11	18
Unallocated and Other	(1,279)	(77)

Total	$(882)	$902

Geographic area sales
United States	$3,205	$3,137
Europe	2,370	2,264
Rest of World	1,811	1,868

Total	$7,386	$7,269

    The reconciliation between "Earnings (Loss) before Interest, Income Taxes and Minority Interests (EBIT)" and "Income (Loss) before Income Taxes and Minority Interests" consists of "Interest income" and "Interest expense and amortization of debt discount," and can be found in the Consolidated Statements of Income. Intersegment revenues are not material in total or in any one operating segment.

Note E—Commitments and Contingent Liabilities

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

    On September 1, 1994, Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama approved the Settlement Agreement, pursuant to which plaintiffs choosing to participate in the Settlement Agreement released the Company from liability. The Company was not a participant in the Settlement Agreement, nor was it required to contribute to the settlement. On October 7, 1995, Judge Pointer issued an order which concluded that the Settlement Agreement was not workable in its then-current form because the funds committed to it by industry participants were inadequate. The order provided that plaintiffs who had previously agreed to participate in the Settlement Agreement could opt out after November 30, 1995.

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

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $495 million at March 31, 2001 for environmental matters, including $55 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

    The Company has two major agreements (two in 1999 and three in 1998) for the purchase of ethylene-related products in Canada. The purchase price is determined on a cost-of-service basis which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $178 million in 2000, $144 million in 1999 and $266 million in 1998.

    At December 31, 2000, the Company had various outstanding commitments for take or pay and throughput agreements, including the two purchase agreements referred to above, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2000 (in millions)
2001	$437
2002	419
2003	399
2004	352
2005	314
2006 through expiration of contracts	2,104

Total	$4,025

    In addition to the take or pay obligations at December 31, 2000, the Company had outstanding purchase commitments which ranged from one to 20 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $242 million. In general, such commitments were at prices not in excess of current market prices. The Company also had outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $535 million. The Company is also committed to lease manufacturing facilities under construction in Argentina and The Netherlands.

    Union Carbide severally guaranteed up to $122 million at December 31, 2000 of EQUATE's debt and working capital financing needs. Union Carbide also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, Union Carbide has pledged its shares in EQUATE as security for EQUATE's debt. Union Carbide has political risk insurance coverage for its equity investment and a majority of its guarantee of EQUATE's debt.

Note F—Acquisitions and Divestitures

    In August 1999, The Dow Chemical Company and Union Carbide announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, Union Carbide stockholders received 1.611 shares of Dow stock (on a post-split basis) for each share of Union Carbide stock they owned. Based upon Dow's closing price of $124 11/16 (pre-split) on August 3, 1999, the transaction was valued at $66.96 per Union Carbide share, or $11.6 billion in aggregate including the assumption of $2.3 billion of net debt. The transaction has been accounted for as a pooling of interests. According to the agreement, the merger was subject to certain conditions, including approval by Union Carbide stockholders and review by antitrust regulatory authorities in the United States, Europe and Canada. Union Carbide stockholders approved the merger on December 1, 1999. On May 3, 2000, the

European Commission approved the merger subject to certain conditions. The Company completed the merger on February 6, 2001, after receiving clearance from the U.S. Federal Trade Commission, the Canadian Competition Bureau and other jurisdictions around the world. As part of the regulatory approval process, the Company agreed to:

  •
  Divest certain European polyethylene assets. (The sale of Union Carbide's 50-percent ownership in Polimeri Europa S.r.l. to EniChem was completed in April 2001.)

  •
  Divest and license certain polyethylene gas-phase technology globally. (Completed in the first quarter of 2001.)

  •
  Contribute UNIPOL™ polyethylene process technology licensing and polyethylene conventional catalyst businesses of Union Carbide to Univation Technologies LLC. (Occurred simultaneously with the merger.)

  •
  Divest Dow's worldwide ethyleneamines business (with the exception of Dow's facility in Terneuzen, The Netherlands). (Business was sold to Huntsman International, LLC in the first quarter of 2001.)

  •
  Divest Dow's worldwide ethanolamines business. (Business was sold to INEOS plc in the first quarter of 2001.)

  •
  Divest the North American Gas/Spec gas treating business. (Business was sold to INEOS plc in the first quarter of 2001.)

    See Merger-related Expenses and Restructuring on page 19 regarding a special charge recorded in the first quarter of 2001 related to the merger with Union Carbide.

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

    In October 2000, the Company announced it had reached an agreement with Gurit-Heberlein AG to acquire the 50 percent interest in Gurit-Essex AG that it did not own. Gurit-Essex AG is the largest European supplier of automotive adhesives, sealants and body engineered systems for the automotive OEM and aftermarket. The acquisition will globalize Dow Automotive's product availability and double the Company's adhesives, sealants and body engineered systems business. In January 2001, the Company completed the acquisition for approximately $390 million. Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

    In December 2000, the Company sold its 32.5 percent ownership interest in the Cochin pipeline system to NOVA Chemicals Corp. for $119 million, resulting in a pretax gain of $98 million. The Company initially announced its agreement to sell its interest in the pipeline to a unit of Williams' energy services business in August 2000. In October 2000, NOVA Chemicals Corp., one of the owners of Cochin, exercised its right of first refusal as provided in the contractual agreements among the Cochin owners.

    On February 9, 2001, Dow announced it had reached an agreement with EniChem to acquire its polyurethanes business. Annual sales for EniChem's polyurethanes and systems business are approximately $500 million. The acquisition, which strengthens Dow's polyurethanes portfolio by enhancing its European presence, was completed in April 2001 for a net cash cost of approximately $80 million. Under the terms of the agreement, Dow divested Union Carbide's 50-percent interest in Polimeri Europa S.r.l. in order to satisfy the European Commission's conditions for approval of the merger.

    On March 8, 2001, Dow announced it had reached an agreement to acquire Rohm and Haas' Agricultural Chemicals business, including working capital, for approximately $1 billion. The transaction is expected to close in the second quarter of 2001, subject to regulatory approvals.

    On March 29, 2001, Dow announced it is making a tender offer to acquire 100 percent of the outstanding shares of Ascot Plc, a publicly traded UK company. The acquisition, subject to various conditions including Ascot shareholder acceptance and applicable regulatory approvals, is valued at approximately $450 million. Dow plans to integrate the Fine Chemicals and Specialty Chemicals businesses of Ascot into Dow's Performance Chemicals' business group. The transaction is expected close during the second quarter of this year. Ascot's annual chemical sales are approximately $335 million.

Note G—Accounting Changes

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

    In May 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 recognizes the inconsistencies in practice with regard to the recording of shipping and handling costs incurred by most companies that sell goods. The Company, with the exception of Union Carbide, had historically recorded freight and any directly related associated cost of transporting finished product to customers as a reduction of net sales. At the end of 2000, following the guidance of EITF 00-10, the Company reclassifed these costs to cost of sales for all periods. As a result, reported net sales increased approximately 4 percent, with a corresponding increase in cost of sales. Beginning in 2001, these costs are recorded as cost of sales.

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

SFAS No. 133

    The FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No.133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No.133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Based on the revised effective date, the Company adopted SFAS No.133, as amended by SFAS No. 138, on January 1, 2001. Refer to the first five paragraphs of Item 3. Quantitative and Qualitative Disclosures about Market Risk for further discussion of the Company's use of derivative instruments and risk management objectives.

    The Company uses derivative instruments to manage exposures to currency exchange rates, commodity prices, and interest rate risks. The adoption of SFAS No. 133 resulted in a cumulative after-tax increase to net income of $32 million ($51 million pretax) and a cumulative after-tax increase to accumulated other comprehensive income (AOCI) of $65 million ($103 million pretax).

    At March 31, 2001, the Company had interest rate swaps in a net gain position of $2.3 million designated as fair value hedges of underlying fixed rate debt obligations and a net loss position of $10.8 million designated as cash flow hedges of underlying forecasted interest payments. The mark-to-market effects of both the fair value hedge instruments and the underlying debt obligations were recorded as offsetting unrealized gains and losses in interest expense. The effective portion of the mark-to-market effects of the cash flow hedge instrument is recorded in AOCI until the underlying interest payment affects earnings. All existing fair value and cash flow hedges are highly effective. As a result, there was no material impact on earnings due to hedge ineffectiveness.

    The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the volatility associated with these forecasted inventory purchases. Swaps and futures contracts with maturities of not more than 36 months are utilized and qualify as cash flow hedges. Current open contracts hedge forecasted transactions until March 2002. Gains and losses on derivatives qualifying as cash flow hedges are recorded in AOCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Net gains included in AOCI as of March 31, 2001, including the transition adjustment, were $36.1 million after tax, all of which is expected to be reclassified to cost of sales within the next twelve months. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period.

    In addition, the Company utilizes option instruments that are effective as economic hedges of commodity price exposures, but do not meet the SFAS No. 133 effectiveness threshold. The $32 million decline in the fair value of these instruments was included in cost of sales during the first quarter of 2001.

    A net gain of $87.2 million resulting from hedges of the Company's net investment in foreign operations was included in the cumulative translation adjustment within AOCI during the first quarter of 2001.

    The Company also uses other derivative instruments that are not designated as hedging instruments, the impact of which is not material to the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of The Dow Chemical Company and its subsidiaries (Dow or the Company), which now includes Union Carbide Corporation (Union Carbide). This section covers the current performance and outlook of the Company and each of its operating segments. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Company's operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission (SEC). These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change.

INTRODUCTORY NOTE TO READERS

    The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries have been prepared to give retroactive effect to the merger of Dow and Union Carbide on February 6, 2001, which has been accounted for as a pooling of interests. Accordingly, the financial statements include the combined accounts of the two companies for all periods presented.

RESULTS OF OPERATIONS

Selected data for the three months ended March 31, 2001 and 2000:

	Three Months Ended
Dollars in millions, except for share amounts	March 31, 2001	March 31, 2000

Sales	$7,386	$7,269
Cost of sales	6,456	5,842
% of sales	87%	80%
Research and development, selling, general and administrative expenses	724	744
Earnings (Loss) before interest, income taxes and minority interests (EBIT)	(882)	902
% of sales	(12)%	12%
Effective tax rate	32.7%	33.1%
Net income (loss) available for common stockholders	$(685)	$512
Earnings (Loss) per common share—basic	$(0.76)	$0.58
Earnings (Loss) per common share—diluted	$(0.76)	$0.57
Operating rate percentage	80%	86%

    Net sales for the first quarter of 2001 were $7.4 billion, a record for first quarter sales. Compared with $7.3 billion in the first quarter of 2000, net sales were up $117 million, or 2 percent, with 1 percent increases in both volume and price. Sales volume was particularly strong in the Plastics, Performance Plastics, and Hydrocarbons and Energy segments. Substantial volume growth was recorded in Europe and Latin America, compensating for slowing demand in North America and Asia Pacific. Selling prices improved in all segments except Agricultural Products and Plastics. From a geographic standpoint, prices improved in North America, with prices up 4 percent in the United States and 9 percent in Canada, but declined in all other geographic areas.

    Operating expenses (research and development, and selling, general and administrative expenses) were $724 million for the first quarter, down $20 million compared with $744 million last year. Excluding the Company's growth initiatives and acquisitions, operating expenses were down 6 percent from the same quarter of last year.

    Net income for the first quarter was $(685) million or $(0.76) per share, compared with $512 million or $0.57 per share for the first quarter of 2000. Net income was reduced by a pretax special charge of $1,384 million, or $1.02 per share, for costs related to Dow's recent merger with Union Carbide (see Merger-related Expenses and Restructuring on page 19). Net income was also negatively impacted by an increase of almost $600 million in feedstock and energy costs. Additionally, earnings were affected by an $0.18 per share gain on the sale of stock in Schlumberger Ltd. and a $0.04 per share transition adjustment gain from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

    The first quarter proved to be one of the most challenging quarters ever for the North American chemical industry and for Dow. Oil prices have been persistently high, while natural gas prices have been volatile and reached unprecedented highs. These factors, combined with current supply/demand imbalances in certain businesses, had a negative impact on the Company's first quarter earnings.

PERFORMANCE PLASTICS

    Performance Plastics sales of $1,921 million for the first quarter were up 5 percent from $1,827 million in the first quarter of 2000, on a 3 percent increase in price and a 2 percent increase in volume. EBIT for the segment was $217 million, down from $316 million last year, primarily due to a significant increase in raw material costs.

    Dow Automotive sales for the first quarter were up 17 percent from a year ago, primarily due to the consolidation of Gurit-Essex AG following the completion of that acquisition in January 2001 (see Note F to Financial Statements). Excluding the impact of this acquisition, sales were down approximately 15 percent from the first quarter of 2000, due to the general weakness of the global automotive industry. First quarter EBIT for the business was down significantly due to lower sales and increased raw material and manufacturing costs.

    Engineering Plastics sales for the quarter were up slightly from the same quarter last year, as price increases of 11 percent offset a 9 percent decline in volume. Overall prices improved in all geographic areas except Latin America. Volume was off approximately 20 percent in North America due to slowing demand in the electronics industry. Helped by a strong supply/demand environment for polycarbonate, EBIT for the quarter improved from the first quarter of 2000 as increases in price exceeded higher raw material costs.

    Sales of Epoxy Products and Intermediates were up 4 percent from last year, with a 5 percent improvement in price. Prices improved in all geographic areas except Canada. Volume declined slightly due to softening market conditions. EBIT for the quarter was up compared with the same quarter last year due to increased prices and favorable plant operations that more than offset increases in raw material costs.

    Fabricated Products sales for the first quarter of 2001 were down 3 percent compared with last year. While volume improved 1 percent, prices declined 4 percent, including the negative impact of currency on sales in Europe. EBIT for the first quarter was down versus the first quarter of last year, impacted by higher raw material costs and the cost of blowing agent conversions.

    Polyurethanes sales for the first quarter were up 8 percent compared with the first quarter of 2000. Volume increased 5 percent, driven by Dow's acquisition of two North American system house formulators, Flexible Products Company and General Latex. Prices improved 3 percent, with increases in polyols and toluene diisocyanate (TDI). Margins continued to be squeezed by the hydrocarbon cost increases, resulting in a decrease in EBIT for the business versus last year.

    Wire and Cable sales for the first quarter of 2001 were up 9 percent over the first quarter of last year. Volume improved 6 percent and prices rose 3 percent. While demand was strong in Latin America and Europe, the slowing U.S. economy and poor weather negatively impacted sales in the first quarter. EBIT for the first quarter was lower than last year due to increased hydrocarbon costs.

PERFORMANCE CHEMICALS

    Performance Chemicals sales for the first quarter were $1,310 million, down 2 percent from $1,338 million in the first quarter of 2000. Prices improved 3 percent compared with last year, as volume declined 5 percent, impacted by the divestiture of businesses required for regulatory approval of the merger with Union Carbide (discussed in further detail below). First quarter EBIT for the segment was down from $152 million last year to $100 million this year, as the combination of lower volume and higher raw material costs more than offset the increase in selling prices.

    Emulsion Polymers sales for the quarter were up 4 percent, with a 10 percent increase in price that more than offset a 6 percent decline in volume versus the same quarter last year. Prices were up significantly in North America and Europe, flat in Latin America and down slightly in Asia Pacific. Demand for styrene-butadiene latex for carpet and coated paper applications was down due to the economic slowdown in the United States. EBIT for the first quarter improved versus last year as higher prices overcame increased styrene monomer costs and the decline in volume.

    Industrial Chemicals sales were up slightly from the first quarter of 2000 on increased volume for polyglycols. EBIT for this business was down compared with last year due to higher feedstock and energy costs.

    Oxide Derivatives sales for the first quarter were down 11 percent compared with last year due to a 14 percent decline in volume, reflecting the impact of the divestiture of Dow's ethyleneamines, ethanolamines and North American Gas/Spec gas treating businesses in the first quarter. These divestitures were required for regulatory approval of the merger with Union Carbide. Volume was also reduced as the Company decided to forego certain low margin glycol ethers and alkanolamines business. EBIT was down in the first quarter as higher feedstock and energy costs exceeded a 3 percent increase in selling prices.

    Specialty Polymers sales were up slightly in the first quarter versus last year. Volume was flat with demand up in Europe and Asia Pacific, and down in North America primarily due to a softening in demand in the electronics industry. Prices were up slightly. EBIT for the first quarter was down modestly due to higher feedstock and energy costs.

    Water Soluble Polymers sales improved 2 percent on strong demand for Methocel cellulose ethers, Ethocel ethylcellulose resins, and POLYOX™ water soluble resins, which more than offset a 4 percent decline in prices. EBIT for this business was flat versus the first quarter of 2000.

AGRICULTURAL PRODUCTS

    Sales of Agricultural Products for first quarter 2001 were $605 million, down 4 percent from $633 million last year. Volume for the segment grew 2 percent, due primarily to the acquisition of Cargill Hybrid Seeds, but was more than offset by a 6 percent decline in prices. Demand was strong for seeds, spinosad insect control products and glyphosate. Volume overall was lower than expected in the quarter due to unfavorable weather conditions that caused a delay in planting in Midwestern United States and in Europe. Prices were down versus last year due to competitive pressure and the negative impact of currency on sales in Europe. EBIT for the quarter was $43 million, compared with

$90 million in the first quarter of 2000, reflecting adverse conditions worldwide in the agricultural industry and the effect of discontinued in and around the home applications of chlorpyrifos.

PLASTICS

    Plastics sales in the first quarter of 2001 were $1,769 million, down slightly compared with $1,779 million a year ago. Volume grew 3 percent, with increases in all geographic areas except Canada. Prices overall declined 4 percent, as price declines were reported in all geographic areas except North America. EBIT for the quarter was $33 million, down substantially from $260 million in the first quarter of 2000, due to a significant rise in hydrocarbon and energy costs and decreased selling prices.

    Polyethylene sales were relatively flat versus the first quarter of last year, with volume growth of 5 percent offset by price declines of 5 percent. Volume was strong in North America and Europe, but down marginally in Asia Pacific due to reduced exports from North America. Demand was particularly strong for Affinity polyolefin plastomers and low density polyethylene. While prices continued to fall from the second half of 2000 due to excess supply in the industry, some price increases were successful late in the quarter. During the quarter, Dow implemented temporary plant slowdowns in order to not operate at negative cash margins during the peak in ethane costs. EBIT for the business was down significantly, reflecting the squeeze of lower selling prices and a continued rise in feedstock costs.

    Polypropylene sales for the first quarter of 2001 continued a strong upward trend due to improved pricing and volume versus the same quarter last year. Volume was particularly strong in North America and Europe. EBIT was down, however, versus last year due to weak industry fundamentals, a plant shutdown at BSL, start-up costs associated with a new polypropylene plant in Freeport, Texas, and higher propylene costs.

    Polystyrene sales were down in the first quarter of 2001 compared with the same quarter last year, as a softening in demand negatively impacted prices. Volume fell 9 percent, while prices declined 4 percent. EBIT for the business was down compared with the first quarter of 2000 due to difficult market conditions.

CHEMICALS

    First quarter sales for the Chemicals segment were $996 million, down 4 percent from $1,038 million in the first quarter of 2000. Volume was down 7 percent overall, with declines in ethylene glycol (EG) and organic intermediates, solvents, and monomers (OISM). Weak volume and high ethylene costs led to the temporary shutdown of production at the Company's EG facility in Prentiss, Alberta, Canada, while a slowdown in the coatings and adhesives industry resulted in lower vinyl acetate monomer (VAM) volumes. Prices rose 3 percent compared with last year, as price increases in caustic, VAM and ethanol offset unfavorable vinyl chloride monomer (VCM) prices. EBIT for the segment was $(7) million, compared with $143 million in the first quarter of 2000. EBIT declined due to lower volumes and higher feedstock and energy costs that negatively impacted margins.

HYDROCARBONS AND ENERGY

    Hydrocarbons and Energy sales were $709 million, a 24 percent increase over $571 million in the first quarter of 2000. Volume was up 14 percent, while prices rose 10 percent. Refinery sales and sales of power and steam were up in the quarter. Hydrocarbon feedstock costs continued to rise during the quarter, negatively impacting the results of several of the Company's businesses. EBIT for the quarter was $11 million compared with $18 million in the first quarter of 2000.

UNALLOCATED AND OTHER

    Unallocated and Other includes research and other expenses related to developmental activities in Growth Platforms, overhead and other cost recovery variances that are not allocated to the operating segments, results of Dow's insurance and finance company operations, gains and losses on sales of financial assets, and foreign exchange hedging results.

    EBIT for the quarter was a loss of $1.3 billion compared with a loss of $77 million for the first quarter of 2000. The first quarter results for Unallocated and Other included a pretax special charge of $1,384 million for costs related to Dow's recent merger with Union Carbide (see Merger-related Expenses and Restructuring below) and a $266 million gain on the sale of stock in Schlumberger Ltd.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended March 31, 2001
Percentage change from prior year	Volume	Price	Total

Operating segments
Performance Plastics	2%	3%	5%
Performance Chemicals	(5)%	3%	(2)%
Agricultural Products	2%	(6)%	(4)%
Plastics	3%	(4)%	(1)%
Chemicals	(7)%	3%	(4)%
Hydrocarbons and Energy	14%	10%	24%

Total	1%	1%	2%

Geographic area sales
United States	(2)%	4%	2%
Europe	7%	(2)%	5%
Rest of World	(2)%	(1)%	(3)%

Total	1%	1%	2%

COMPANY SUMMARY

Operating Rate

    The Company's global plant operating rate for its chemicals and plastics businesses was 80 percent compared with 86 percent in the first quarter of 2000. This decline reflects a temporary decrease in production in some of Dow's North American facilities, in response to high natural gas prices, where the Company would not have recovered its cash costs.

Merger-related Expenses and Restructuring

    On March 29, 2001 Dow's management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger with Union Carbide. These decisions were based on management's assessment of the actions necessary to achieve synergies as the result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain assets impairments, resulted in a pretax special charge in the first quarter of

$1,384 million. This charge was included in Unallocated and Other for segment reporting purposes. The following table shows the major components of the special charge:

In millions

Transaction costs	$122
Labor-related costs	643
Write-down of assets and facilities	619

Total	$1,384

    Transaction costs of $122 million consisted primarily of investment banking, legal and accounting fees, all of which had been paid at March 31, 2001.

    Employee-related costs consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The Company's integration plans include a workforce reduction of approximately 4,500 people, primarily from Union Carbide's administrative, marketing, purchasing, research and development, and manufacturing workforce. The charge for severance was based upon the severance plan provisions communicated to employees. Headcount reductions began in the second quarter of 2001. Approximately one-half of the reductions will be completed by the end of September; approximately 80 percent will be completed by the end of the first 12 months following the merger. The Company expects that approximately 66 percent of the employee-related costs will be expended in cash within the next two years, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period that is not currently determinable.

    The special charge included $619 million for the write-down of duplicate assets and facilities directly related to the merger, the loss on divestitures required to obtain regulatory approval for the merger, asset impairments and lease abandonment reserves. Duplicate assets consist principally of capitalized software costs, information technology equipment, research and development facilities and equipment, all of which were written off during the first quarter. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $65 million.

    The following table summarizes the activity in the special charge reserve for the three months ended March 31, 2001:

In millions

Opening Balance	Additions to Reserve	Charges Against Reserve	Balance at Period End

—	$1,384	(740)	$644

    The Company's expects the foregoing actions, in combination with other synergy activities, to result in annual cost savings of $1.1 billion by the end of the first quarter of 2003. The cost reductions will affect cost of sales, research and development expenses, and selling, general and administrative expenses. These actions are not expected to have an impact on future revenues.

1999 Special Charge

    In the fourth quarter of 1999, a special charge of $94 million was recorded for a cost reduction and business restructuring program in the Agricultural Products segment. At March 31, 2001, the program was substantially complete.

Equity in Earnings of Nonconsolidated Affiliates

    Equity in earnings of nonconsolidated affiliates was $35 million in the first quarter of 2001, compared with $130 million in the same quarter last year. Equity earnings declined primarily due to the consolidation of Gurit-Essex AG in the first quarter of 2001 and BSL beginning June 1, 2000, and the divestiture of Dow's interest in Polimeri Europa, which was required for regulatory approval of the merger with Union Carbide (see Note F to Financial Statements). Lower results in several of the Company's basics joint ventures, which corresponded with the decline in the results of Dow's basics businesses, also contributed to the decline.

Sundry Income—Net

    Sundry income includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for the first quarter of 2001 was $283 million compared with $101 million in the first quarter of 2000. In the first quarter of 2001, sundry income included a $266 million pretax gain on the sale of stock in Schlumberger Ltd.

Net Interest Expense

    Net interest expense (interest expense less capitalized interest and interest income) was $158 million in the first quarter of 2001 compared with $110 million last year. Net interest expense was up primarily due to an increase in total debt. Additionally, interest income in the first quarter of last year included $15 million related to a tax refund.

Provision for Taxes on Income

    The effective tax rate for the first quarter was 32.7 percent compared with 33.1 percent for the same quarter of 2000.

Outlook

    While there was a noticeable slowdown in economic activity in North America and Asia Pacific in the first quarter, demand in Europe and Latin America held up well. While the U.S. automotive and electronics industries have been impacted more than other industries, the last few months may have represented the trough of economic activity in the United States. Though there has been a slight slowdown in Europe, demand remains strong. In Asia Pacific, despite weakness in Japan, the Chinese economy remains healthy. In Latin America, growth this year is expected to be approximately the same as it was in 2000. For the second quarter overall, global GDP is expected to be about even with the first quarter, perhaps slightly higher.

    This year will be a challenging one for the chemical industry. The prices of oil and oil-based feedstocks have remained high, despite expectations throughout 2000 that they would decline. North American natural gas prices reached unprecedented levels at the end of 2000, and in the first quarter of 2001 were nearly three times the level of the first quarter of 2000, severely impacting energy and gas-related feedstock costs in the region. While these costs are expected to be volatile and remain at historically high levels, the second quarter may bring some relief compared to the first quarter, and the year-over-year increase in costs may narrow somewhat. Oil prices are expected to range between $25 and $27 per barrel for most of the second quarter.

    Demand for chemicals and plastics in the quarter may be bolstered by a seasonal upswing in the construction industry and by an anticipated increase in North American auto production. Unless demand picks up significantly more than anticipated, some industry sectors will continue to be affected by recent capacity additions in the ethylene chain, limiting the ability of producers to recover increased costs through higher prices.

    Demand in the second quarter is expected to be flat to slightly up compared with the first quarter for many of Dow's businesses. With price increases recently implemented or announced in several businesses, margins are expected to improve versus the cumulative increases in feedstock and energy costs. The anticipated moderation of these costs will also improve second quarter results. Agricultural Products should see a strong rebound in sales and profitability during the second quarter with the acceleration of fieldwork that was delayed due to poor weather in some of Dow AgroSciences' key regions. In addition to these improved business fundamentals, the Company will realize some of the cost synergies that have been identified from the merger with Union Carbide.

    Given the assumptions of a modest decline in hydrocarbon and energy costs from the first quarter average, the continuation of current exchange rates and a slight improvement in demand, Dow's earnings are expected to improve substantially from the first quarter of 2001, but not reach the level of the second quarter of last year. While it is difficult to forecast earnings in this uncertain environment, Dow's earnings for the second quarter are expected to be between $0.35 and $0.45 per share.

CHANGES IN FINANCIAL CONDITION

    The following tables present total debt and working capital at March 31, 2001 versus December 31, 2000:

In millions	March 31, 2001	Dec. 31, 2000	Increase (Decrease)

Notes payable	$3,086	$2,519	$567
Long-term debt due within one year	307	318	(11)
Long-term debt	7,139	6,613	526

Total debt	$10,532	$9,450	$1,082

    At March 31, 2001, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $3.1 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.0 billion were available for use by foreign subsidiaries. At March 31, 2001, there was a total of $1.3 billion in available SEC registered securities. On May 1, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC to register $2 billion in securities, including $260 million that was rolled over from a prior shelf and included in the $1.3 billion that was available at March 31, 2001. This registration statement has not been declared effective as of the date of the filing of this Form 10-Q. Separately, on May 8, 2001, the Company agreed to sell $1 billion of three-year notes in a private offering expected to close on May 15, 2001.

In millions	March 31, 2001	Dec. 31, 2000	Increase (Decrease)

Cash and cash equivalents	$244	$278	$(34)
Marketable securities and interest-bearing deposits	246	163	83
Accounts and notes receivable—net	6,197	6,419	(222)
Inventories:
Finished and work in process	3,618	3,396	222
Materials and supplies	759	817	(58)
Deferred income tax assets—current	687	250	437

Total current assets	11,751	11,323	428

Total current liabilities	9,762	10,173	(411)

Working capital	$1,989	$1,150	$839

    Cash used in operating activities was $584 million for the three months ended March 31, 2001, and was primarily the result of lower net income that included a special charge for merger-related expenses and restructuring. Cash of $451 million was generated by sales of available-for-sale securities in excess of purchases of similar securities. Additional cash of $1 billion was generated from a combination of new short and long-term debt. Cash was used to fund acquisitions, capital expenditures, and to pay dividends. See the Consolidated Statements of Cash Flows and Note F to Financial Statements for further details.

Balance Sheet Ratios	March 31, 2001	Dec. 31, 2000

Current assets over current liabilities	1.2:1	1.1:1
Days-sales-outstanding-in-receivables	46	45
Days-sales-in-inventory	87	84
Debt as a percent of total capitalization	47.8%	42.5%

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

    The Company announced on January 31, 2001 that two pro rata dividends would be paid to Dow stockholders for the first quarter of 2001, in order to comply with the terms of the merger agreement with Union Carbide. Due to the closing of the merger on February 6, 2001, two pro rata dividends were paid as follows:

  •
  A pro rata dividend of 12.11 cents per share related to the pre-merger period was paid on March 1, 2001 to stockholders of record on February 5, 2001

  •
  A pro rata dividend of 16.89 cents per share related to the post-merger period was paid on April 30, 2001 to stockholders of record on March 30, 2001

    The two pro rata dividends together equal Dow's current quarterly dividend rate of 29 cents per share. This was the 357th consecutive quarter in which the Company has issued a dividend. Since 1912, Dow has maintained or increased the quarterly dividend.

OTHER MATTERS

ACCOUNTING CHANGES

    See Note G to Financial Statements for a discussion of accounting changes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Dow's business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. A secondary objective is to add value by creating additional exposure within established limits and policies. Derivatives used for this purpose are not designated as hedges per SFAS No. 133. The potential impact of creating such additional exposures is not material to the Company's results.

    The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, and nonderivative instruments in foreign currencies. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies—mainly the Euro and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the U.S. dollar value of future cash flows. The majority of the foreign exchange exposure is related to European currencies and the Japanese yen.

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

Average Daily VAR at December 31* In millions	2000	1999

Foreign exchange	$7	$5
Interest rate	45	69
Equity exposures, net of hedges	26	14
Commodities	28	—

*Using a 95 percent confidence level

    Management believes there have been no material changes in market risk or in risk management policies since December 31, 2000.

The following trademarks of The Dow Chemical Company appear in this report: Affinity, Ethocel, Gas/Spec, Methocel

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters

    No material developments regarding this matter occurred during the first quarter of 2001. For a summary of the history and current status of this matter, see Note E to Financial Statements.

Environmental Matters

    As initially reported in Union Carbide's Quarterly Report on Form 10-Q for the period ended September 30, 2000, Union Carbide was served with an administrative Complaint and Notice of Opportunity for Hearing ("Complaint") by the U.S. Environmental Protection Agency, Region 6, alleging violations of reporting requirements under section 112 of the Federal Clean Air Act at its Taft facility in Hahnville, Louisiana. The Complaint sought civil penalties of $159,840. On January 18, 2001, the Complaint was withdrawn.

    On March 27, 2001, the Texas Natural Resource Conservation Commission served a Notice of Enforcement Action on the Company, alleging the violation of various air pollution laws and regulations, for which it is seeking a civil penalty of $514,825.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  None

(b)
Reports on Form 8-K.

    The following Current Reports on Form 8-K were filed by the Company during the first quarter of 2001:

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

    On February 20, 2001, the Company filed a Current Report on Form 8-K describing the merger with Union Carbide Corporation, as required by Item 2 of that report; and noting that the financial statements and pro forma financial information required by Item 7 would be provided in the manner and within the time frame required.

    The following Current Reports on Form 8-K were filed by the Company subsequent to the first quarter of 2001:

    On April 4, 2001, the Company filed a Current Report on Form 8-K/A as an amendment to the Current Report on Form 8-K filed by the Company on February 20, 2001, describing the merger with Union Carbide Corporation. The filing included the financial statements and pro forma financial information required by Item 7 of that report.

    On April 4, 2001, the Company filed a Current Report on Form 8-K that included audited supplemental consolidated financial statements giving retroactive effect to the merger with Union Carbide Corporation on February 6, 2001, which has been accounted for as a pooling of interests.

    On April 16, 2001, the Company filed a Current Report on Form 8-K that included the press release issued on the same day, which included selected unaudited combined financial information giving effect to the merger with Union Carbide Corporation on February 6, 2001.

    On April 26, 2001, the Company filed a Current Report on Form 8-K that included the press release issued on the same day announcing the first quarter 2001 results for the Company.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant

Date: May 9, 2001

/s/ Frank H. Brod Frank H. Brod Vice President & Controller

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Note A)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION