Form 10-Q
period 2001-06-30
DOW CHEMICAL CO /DE/
filed 2001-08-10
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

FOR THE QUARTER ENDED June 30, 2001

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

Class	Outstanding at June 30, 2001
Common Stock, $2.50 par value	900,809,497 shares

THE DOW CHEMICAL COMPANY
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Note A)

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions except for per share amounts (Unaudited)	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Net Sales	$7,344	$7,586	$14,730	$14,855

Cost of sales	6,137	5,968	12,593	11,810
Research and development expenses	271	277	543	547
Selling, general and administrative expenses	456	431	908	905
Amortization of intangibles	35	32	68	73
Merger-related expenses and restructuring (Note B)	24	—	1,408	—
Insurance and finance company operations, pretax income	14	14	25	43
Equity in earnings of nonconsolidated affiliates	38	130	73	260
Sundry income—net	85	107	368	208

Earnings (Loss) before Interest, Income Taxes and Minority Interests	558	1,129	(324)	2,031

Interest income	16	29	40	74
Interest expense and amortization of debt discount	179	169	361	324

Income (Loss) before Income Taxes and Minority Interests	395	989	(645)	1,781

Provision for income taxes	120	311	(220)	573
Minority interests' share in income (loss)	(5)	21	12	39

Income (Loss) before Cumulative Effect of Change in Accounting Principle	280	657	(437)	1,169

Cumulative effect of change in accounting principle (Note C)	—	—	32	—

Net Income (Loss) Available for Common Stockholders	$280	$657	$(405)	$1,169

Share Data
Earnings (Loss) before cumulative effect of change in accounting principle per common share—basic	$0.31	$0.73	$(0.49)	$1.31
Earnings (Loss) per common share—basic	$0.31	$0.73	$(0.45)	$1.31
Earnings (Loss) before cumulative effect of change in accounting principle per common share—diluted	$0.31	$0.72	$(0.49)	$1.29
Earnings (Loss) per common share—diluted	$0.31	$0.72	$(0.45)	$1.29
Common stock dividends declared per share of Dow common stock	$0.335	$0.29	$0.625	$0.58
Weighted-average common shares outstanding—basic	900.9	894.5	899.5	892.0
Weighted-average common shares outstanding—diluted	912.7	906.1	899.5	905.0

Depreciation	$384	$389	$772	$757

Capital Expenditures	$376	$471	$649	$910

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2001	Dec. 31, 2000
Assets
Current Assets
Cash and cash equivalents	$203	$278
Marketable securities and interest-bearing deposits	100	163
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2001: $119; 2000: $103)	3,825	3,655
Other	2,580	2,764
Inventories:
Finished and work in process	3,763	3,396
Materials and supplies	813	817
Deferred income tax assets—current	675	250

Total current assets	11,959	11,323

Investments
Investment in nonconsolidated affiliates	1,903	2,096
Other investments	1,755	2,528
Noncurrent receivables	647	674

Total investments	4,305	5,298

Property
Property	35,101	34,852
Less accumulated depreciation	21,634	21,141

Net property	13,467	13,711

Other Assets
Goodwill (net of accumulated amortization—2001: $498; 2000: $459)	3,363	1,928
Deferred income tax assets—noncurrent	2,015	1,968
Deferred charges and other assets	1,838	1,763

Total other assets	7,216	5,659

Total Assets	$36,947	$35,991

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$3,700	$2,519
Long-term debt due within one year	38	318
Accounts payable:
Trade	2,487	2,975
Other	1,016	1,594
Income taxes payable	192	258
Deferred income tax liabilities—current	210	35
Dividends payable	323	217
Accrued and other current liabilities	2,186	2,257

Total current liabilities	10,152	10,173

Long-Term Debt	8,379	6,613

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,358	1,165
Pension and other postretirement benefits—noncurrent	2,400	2,238
Other noncurrent obligations	3,177	3,012

Total other noncurrent liabilities	6,935	6,415

Minority Interest in Subsidiaries	393	450

Preferred Securities of Subsidiary	500	500

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	45	—
Unearned ESOP shares	(103)	(103)
Retained earnings	11,707	12,675
Accumulated other comprehensive loss	(990)	(560)
Treasury stock at cost	(2,524)	(2,625)

Net stockholders' equity	10,588	11,840

Total Liabilities and Stockholders' Equity	$36,947	$35,991

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

		Six Months Ended
In millions (Unaudited)		June 30, 2001	June 30, 2000
Operating Activities	Income (loss) before cumulative effect of change in accounting principle	$(437)	$1,169
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	863	849
	Credit for deferred income tax	(268)	(67)
	Undistributed earnings of nonconsolidated affiliates	(43)	(214)
	Minority interests' share in income	12	39
	Net gain on sales of property and businesses	(10)	(7)
	Other net gain	(290)	(82)
	Merger-related expenses and restructuring	1,051	—
	Tax benefit-nonqualified stock option exercises	22	20
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	134	(242)
	Inventories	(113)	(275)
	Accounts payable	(594)	(34)
	Other assets and liabilities	(226)	(22)

	Cash provided by operating activities	101	1,134

Investing Activities	Capital expenditures	(649)	(910)
	Proceeds from sales of property and businesses	102	22
	Purchases of consolidated companies	(2,204)	(416)
	Investments in nonconsolidated affiliates	(111)	(197)
	Proceeds from sale of nonconsolidated affiliate	180	—
	Purchases of investments	(1,364)	(1,596)
	Proceeds from sales of investments	2,002	2,420

	Cash used in investing activities	(2,044)	(677)

Financing Activities	Changes in short-term notes payable	727	113
	Payments on long-term debt	(234)	(510)
	Proceeds from issuance of long-term debt	1,799	8
	Purchases of treasury stock	(5)	(3)
	Proceeds from sales of common stock	75	128
	Distributions to minority interests	(32)	(35)
	Dividends paid to stockholders	(458)	(450)

	Cash provided by (used in) financing activities	1,872	(749)

Effect of Exchange Rate Changes on Cash		(4)	(6)

Summary	Decrease in cash and cash equivalents	(75)	(298)
	Cash and cash equivalents at beginning of year	278	547

	Cash and cash equivalents at end of period	$203	$249

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

		Three Months Ended		Six Months Ended
In millions (Unaudited)		June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Net Income (Loss) Available for Common Stockholders		$280	$657	$(405)	$1,169
Other Comprehensive Income (Loss), Net of Tax	Unrealized gains (losses) on investments	(11)	(23)	(298)	70
	Cumulative translation adjustments	(41)	(69)	(149)	(104)
	Minimum pension liability	—	—	—	1
	Net gains (losses) on cash flow hedging derivative instruments	(12)	—	17	—

	Total other comprehensive income (loss)	(64)	(92)	(430)	(33)

Comprehensive Income (Loss)		$216	$565	$(835)	$1,136

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

Note B—Merger-related Expenses and Restructuring

    In the first half of 2001, pretax costs of $1,408 million were recorded for merger-related expenses and restructuring. These costs included transaction costs, employee severance, the write-down of duplicate assets and facilities, and other merger-related expenses. For further details, see Merger-related Expenses and Restructuring on page 21.

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

Note D—Operating Segments and Geographic Areas

	Three Months Ended		Six Months Ended
In millions	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Operating segment sales
Performance Plastics	$1,864	$1,941	$3,785	$3,768
Performance Chemicals	1,240	1,373	2,550	2,711
Agricultural Products	809	694	1,414	1,327
Plastics	1,697	1,761	3,466	3,540
Chemicals	945	1,079	1,941	2,117
Hydrocarbons and Energy	718	638	1,427	1,209
Unallocated and Other	71	100	147	183

Total	$7,344	$7,586	$14,730	$14,855

Operating segment EBIT
Performance Plastics	$140	$274	$357	$590
Performance Chemicals	158	182	258	334
Agricultural Products	176	158	219	248
Plastics	42	321	75	581
Chemicals	45	180	38	323
Hydrocarbons and Energy	(14)	2	(3)	20
Unallocated and Other	11	12	(1,268)	(65)

Total	$558	$1,129	$(324)	$2,031

Geographic area sales
United States	$3,203	$3,394	$6,408	$6,531
Europe	2,265	2,189	4,635	4,453
Rest of World	1,876	2,003	3,687	3,871

Total	$7,344	$7,586	$14,730	$14,855

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

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $486 million at June 30, 2001 for environmental matters, including $54 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

    In addition to the take or pay obligations at December 31, 2000, the Company had outstanding purchase commitments which ranged from one to 20 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $242 million. In general, such commitments were at prices not in excess of current market prices. The Company also had outstanding direct and indirect commitments for construction performance and lease payment guarantees and other obligations of $535 million. The Company was also committed to lease manufacturing facilities under construction in Argentina and The Netherlands. The facilities in Argentina are now complete and have been leased to the Company.

    Union Carbide severally guaranteed up to $54 million at June 30, 2001 of EQUATE's debt and working capital financing needs. Union Carbide also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, Union Carbide has pledged its shares in EQUATE as security for EQUATE's debt. Union Carbide has political risk insurance coverage for its equity investment and a majority of its guarantee of EQUATE's debt.

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

  •
  Contribute the UNIPOL™ polyethylene process technology licensing and polyethylene conventional catalyst businesses of Union Carbide to Univation Technologies LLC. (Occurred simultaneously with the merger.)

  •
  Divest Dow's worldwide ethyleneamines business (with the exception of Dow's facility in Terneuzen, The Netherlands). (Business was sold to Huntsman International, LLC in the first quarter of 2001.)

  •
  Divest Dow's worldwide ethanolamines business. (Business was sold to INEOS plc in the first quarter of 2001.)

  •
  Divest the North American Gas/Spec™ gas treating business. (Business was sold to INEOS plc in the first quarter of 2001.)

    See Merger-related Expenses and Restructuring on page 21 regarding a special charge recorded in the first quarter of 2001 related to the merger with Union Carbide.

    In February 2000, the Company acquired Flexible Products Company of Marietta, Georgia, for approximately $160 million. Flexible Products Company was one of the largest polyurethane systems suppliers in North America and a leader in custom polyurethane foam formulations and dispensing technology.

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

    In October 2000, the Company announced it had reached an agreement with Gurit-Heberlein AG to acquire the 50 percent interest in Gurit-Essex AG that it did not own. Gurit-Essex AG is the largest European supplier of automotive adhesives, sealants and body engineered systems for the automotive OEM and aftermarket. In January 2001, the Company completed the acquisition for approximately $390 million. The acquisition has globalized Dow Automotive's product availability and doubled the Company's adhesives, sealants and body engineered systems business. Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

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

    On February 9, 2001, Dow announced it had reached an agreement with EniChem to acquire its polyurethanes business. Annual sales for EniChem's polyurethanes and systems business are approximately $500 million. The acquisition, which strengthens Dow's polyurethanes portfolio by enhancing its European presence, was completed in April 2001 for a net cash cost of approximately $80 million. Under the terms of the agreement, Dow divested Union Carbide's 50-percent interest in Polimeri Europa S.r.l. to EniChem in order to satisfy the European Commission's conditions for approval of the merger. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

    On March 8, 2001, Dow announced it had reached an agreement to acquire Rohm and Haas' Agricultural Chemicals business, including working capital, for approximately $1 billion. After receiving regulatory approval, the Company announced completion of the acquisition on June 1, 2001. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition, and could principally impact goodwill, property and purchased in-process research and development.

    On March 29, 2001, Dow announced it was making a tender offer to acquire 100 percent of the outstanding shares of Ascot Plc, a publicly traded UK company. Subsequently, the European Commission granted regulatory approval of the acquisition on May 11, 2001, and the Company declared its offer to acquire Ascot wholly unconditional on June 1, 2001. The acquisition is valued at approximately $450 million. Dow plans to integrate the Fine Chemicals and Specialty Chemicals businesses of Ascot into Dow's Performance Chemicals' business group. Ascot's annual chemical sales are approximately $335 million. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

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

    In May 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 recognized the inconsistencies in practice with regard to the recording of shipping and handling costs incurred by most companies that sell goods. The Company, with the exception of Union Carbide, had historically recorded freight and any directly related associated cost of transporting finished product to customers as a reduction of net sales. At the end of 2000, following the guidance of EITF 00-10, the Company reclassifed these costs to cost of sales for all periods. As a result, reported net sales increased approximately 4 percent, with a corresponding increase in cost of sales. Beginning in 2001, these costs are recorded as cost of sales.

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

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements replace APB Opinion No. 16, "Business Combinations" and APB Opinion No. 17, "Intangible Assets", respectively. Under SFAS No. 141 all business combinations initiated after June 30, 2001 are accounted for using only the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill will not be amortized, but will be subject to impairment testing. The Company is currently assessing the impact of adopting these statements.

SFAS No. 133

    The FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No.133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No.133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Based on the revised effective date, the Company adopted SFAS No.133, as amended by SFAS No. 138, on January 1, 2001. Refer to the first five paragraphs of "Quantitative and Qualitative Disclosures about Market Risk" for further discussion of the Company's use of derivative instruments and risk management objectives.

    The Company uses derivative instruments to manage exposures to currency exchange rates, commodity prices and interest rate risks. The adoption of SFAS No. 133 resulted in a cumulative after-tax increase to net income of $32 million ($51 million pretax) and a cumulative after-tax increase to accumulated other comprehensive income (AOCI) of $65 million ($103 million pretax) in the first quarter of 2001.

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

RESULTS OF OPERATIONS

Selected data for the three months and six months ended June 30, 2001 and 2000:

	Three Months Ended		Six Months Ended
Dollars in millions, except for share amounts	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Sales	$7,344	$7,586	$14,730	$14,855
Cost of sales	6,137	5,968	12,593	11,810
% of sales	84%	79%	85%	80%
Research and development, selling, general and administrative expenses	727	708	1,451	1,452
Earnings (Loss) before interest, income taxes and minority interests (EBIT)	558	1,129	(324)	2,031
% of sales	8%	15%	(2)%	14%
Effective tax rate	30.4%	31.4%	34.1%	32.2%
Net income (loss) available for common stockholders	$280	$657	$(405)	$1,169
Earnings (Loss) per common share—basic	$0.31	$0.73	$(0.45)	$1.31
Earnings (Loss) per common share—diluted	$0.31	$0.72	$(0.45)	$1.29
Operating rate percentage	76%	88%	77%	86%

    Net sales for the second quarter of 2001 were $7.3 billion, down 3 percent from $7.6 billion in the second quarter of 2000 with no change in volume and a 3 percent decline in prices. Sales volume was particularly strong in Agricultural Products (due partially to the acquisition of Rohm and Haas' Agricultural Chemicals business), Plastics, and Hydrocarbons and Energy, but was down in Performance Chemicals and Chemicals. From a geographic standpoint, substantial volume growth was recorded in Europe and Latin America, offsetting the results of slowing demand in North America and Asia Pacific. Selling prices, down $275 million in total, declined in all segments except Performance Chemicals and in all geographic areas, reflecting the current economic environment. Year to date, net sales of $14.7 billion were down 1 percent from $14.9 billion last year due to a 1 percent decline in prices.

    Operating expenses (research and development, and selling, general and administrative expenses) were $727 million for the second quarter, up $19 million from $708 million last year. Excluding the Company's growth initiatives and net acquisitions, operating expenses were up 1 percent from the same quarter last year. For the first half of the year, operating expenses totaled $1,451 million, essentially flat with operating expenses for the same period last year. Excluding growth initiatives and net acquisitions, year to date operating expenses were down 3 percent from the first half of 2000.

    Net income for the second quarter was $280 million or $0.31 per share, compared with $657 million or $.72 per share for the second quarter of 2000. Results for the quarter were negatively impacted by flat sales volume, lower selling prices of $275 million and increased feedstock and energy costs of $150 million. Net income was further reduced by $24 million ($0.02 per share) for expenses related to the Company's recent merger with Union Carbide (see Merger-related Expenses and restructuring on page 21). Net loss for the first half of 2001 was $(405) million versus net income of $1.2 billion for the same period last year. Year to date, net income was negatively impacted by merger-related costs and restructuring of $1.4 billion ($1.04 per share), increased feedstock and energy costs of $725 million, and lower selling prices of $175 million. First quarter earnings were favorably affected by an $0.18 per share gain on the sale of stock in Schlumberger Ltd. and a $0.04 per share transition adjustment gain from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

    The first half of 2001 proved to be one of the most challenging periods ever for the North American chemical industry and for Dow. Hydrocarbon and energy costs remained high, while selling prices declined. These factors, combined with current supply/demand imbalances in certain businesses, have had a significant negative impact on the Company's earnings this year.

PERFORMANCE PLASTICS

    Performance Plastics sales of $1,864 million for the second quarter were down 4 percent from $1,941 million in the second quarter of 2000, on 2 percent declines in both price and volume. EBIT for the segment was $140 million, down from $274 million last year as lower sales and increased costs from plant turnarounds negatively impacted results.

    Dow Automotive sales for the second quarter were up more than 20 percent from a year ago, primarily due to the consolidation of Gurit-Essex AG following the completion of that acquisition in January 2001 (see Note F to Financial Statements). Excluding the impact of this acquisition, sales volume was down approximately 6 percent from the second quarter of 2000, due to the general weakness of the global automotive industry. Second quarter EBIT for the business was down significantly due to lower volume in North America and increased manufacturing costs.

    Engineering Plastics sales for the quarter were up compared with the second quarter of 2000, as a 10 percent improvement in volume more than offset a slight decline in prices. Demand was particularly strong for polycarbonate compounds and blends, overcoming declines in several of the business' other product lines due to an overall weak demand environment. During the quarter, prices improved in Europe and stabilized in North America, but weakened in Latin America and Asia Pacific. Helped by a strong supply/demand environment for polycarbonate, EBIT for the quarter improved from last year due to increased volume.

    Sales of Epoxy Products and Intermediates were down 12 percent from last year primarily due to a decline in volume. Lower volumes were reported in all geographic areas, led by weak demand within the electronics industry in Asia Pacific. Overall, prices were flat compared with last year, although some improvement was seen in Europe and Latin America. EBIT for the quarter was down significantly from the second quarter of last year as lower volumes and costs associated with plant outages negatively impacted results.

    Fabricated Products sales for the second quarter of 2001 were down 8 percent compared with last year, as prices declined 6 percent, including the negative impact of currency, and volume fell 2 percent. While sales into the construction industry in North America improved, sales were weak for all other products and in all other geographic areas. Further, price declines were reported in all geographic areas. EBIT for the second quarter of 2001 was down from the same period in 2000 due to lower sales and the cost of blowing agent conversions in Europe.

    Polyurethanes sales for the second quarter were down compared with the second quarter of 2000, due to a decline in prices of 3 percent. Excluding recent acquisitions, volume was down 4 percent, reflecting a very competitive environment within the industry. While selling prices for PO/PG were flat versus last year, prices were down for polyols, TDI, MDI and systems formulations. EBIT was substantially lower in the second quarter as the cost of plant turnarounds and lower prices more than offset reduced propylene costs.

    Wire and Cable sales for the second quarter of 2001 were down 9 percent from the second quarter of last year, as a decline in volume more than offset increased selling prices. EBIT for the second quarter improved versus last year due to lower costs and customer/product mix.

    For the first six months of the year, Performance Plastics sales were $3,785 million, essentially flat with $3,768 million for the same period last year. Both volume and price were unchanged versus a year ago. Year to date EBIT for the segment was $357 million compared with $590 million for the first half of 2000, reflecting the negative impact of the current competitive environment and higher costs.

PERFORMANCE CHEMICALS

    Performance Chemicals sales for the second quarter were $1,240 million, down 10 percent from $1,373 million in the second quarter of 2000. Price improvement of 2 percent was more than offset by a 12 percent decrease in volume. Volume declined due to the divestiture of businesses required for regulatory approval of the merger with Union Carbide (discussed in further detail below). Second quarter EBIT for the segment was down from $182 million last year to $158 million this year due to the decrease in sales.

    Emulsion Polymers sales for the quarter were down slightly, with an 8 percent increase in price offset by a 9 percent decline in volume versus the same quarter last year. Significant price improvements in North America and Europe were partially offset by declines in Latin America and Asia Pacific. Volume softened during the quarter due to slower demand for coated paper in North America and Europe, and reduced carpet production in North America. EBIT for the second quarter improved from last year due to higher prices and lower styrene monomer costs.

    Industrial Chemicals sales were down 6 percent from the second quarter of 2000 primarily due to decreased demand for polyglycols and chelants. EBIT for this business was down compared with last year due to lower volume.

    Oxide Derivatives sales for the second quarter were down 25 percent compared with last year due to a 29 percent decline in volume, reflecting the impact of the divestiture of Dow's ethyleneamines, ethanolamines and North American Gas/Spec gas treating businesses in the first quarter. These divestitures were required for regulatory approval of the merger with Union Carbide. Volume was also reduced as the Company decided to forego low margin glycol ethers business. EBIT was down in the second quarter due to lower volume.

    Specialty Polymers sales in the second quarter were essentially flat compared with the second quarter of 2000, with a wide mix of results for the products within this business. Overall, both volume and price were relatively flat. In a highly competitive environment, demand was strong for superabsorbants and membranes. For products sold into the electronics industry, the business continued to experience a softening in demand. EBIT was unchanged compared with last year.

    Water Soluble Polymers sales for the quarter were down 4 percent, with a slight decline in volume and a 3 percent decline in price primarily due to mix. Despite lower sales, EBIT for the second quarter was relatively flat versus last year.

    Performance Chemicals sales for the first half of 2001 were $2,550 million, down 6 percent from $2,711 million in the same period last year. Volume declined 8 percent, more than offsetting a 2 percent improvement in price. Year to date, EBIT for the segment was $258 million compared with $334 million last year. EBIT declined primarily due to lower volume.

AGRICULTURAL PRODUCTS

    Sales of Agricultural Products for the second quarter of 2001 were $809 million, up 17 percent from $694 million last year. Volume for the segment grew 21 percent, while prices declined 4 percent. Excluding the impact of recent acquisitions (Cargill Hybrid Seeds, Zeneca Limited's acetochlor herbicide product line, and Rohm and Haas' Agricultural Chemicals business), volume grew 8 percent. Demand was especially strong for seeds, spinosad insect control products, glyphosate and Sentricon TERMITE COLONY ELIMINATION SYSTEM. New product sales were up more than 30 percent. Prices were down versus last year, with agricultural commodity prices at their lowest levels in 20 years. EBIT for the quarter was $176 million, up from $158 million in the second quarter of 2000 due to increased sales of profitable new products.

    Sales for the segment were $1,414 million for the first six months of the year, up 7 percent from $1,327 million in 2000. While volume improved 12 percent, prices declined 5 percent. Year to date, EBIT was $219 million, down from $248 million for the first half of 2000, reflective of adverse conditions worldwide in the agricultural industry.

PLASTICS

    Plastics sales in the second quarter of 2001 were $1,697 million, down 4 percent versus $1,761 million a year ago. While volume grew 7 percent, prices overall declined 11 percent. EBIT for the quarter was $42 million, down substantially from $321 million in the second quarter of 2000 due to a rise in certain hydrocarbon and energy costs and decreased selling prices.

    Polyethylene sales were down versus the second quarter of last year, as volume growth of 5 percent was offset by price declines of 10 percent. While volume was off in North America, demand was strong in all other geographic areas. Demand was particularly strong for Affinity polyolefin plastomers and low density polyethylene. Due to excess supply in the industry, price declines were reported for most products and in most geographic areas. EBIT for the business was down significantly, reflecting the squeeze of lower selling prices and higher ethylene costs in Canada and Europe.

    Polypropylene sales for the second quarter of 2001 continued a strong upward trend due to increased volume, partially offset by lower prices, versus the same quarter last year. Volume growth was aided by the December 2000 start-up of a new polypropylene plant in Freeport, Texas, and the April 2001 acquisition of Basell's polypropylene plant in Cologne, Germany. Volume grew in all geographic areas, with the most notable increases reported in Europe and in the United States. EBIT declined versus last year due to continuing weak industry fundamentals.

    Polystyrene sales were down in the second quarter of 2001 compared with the same quarter last year, as a softening in demand negatively impacted prices. Volume was up slightly, while prices declined 19 percent. Prices weakened dramatically during the quarter due to excess product availability. EBIT for the business declined compared with the second quarter of 2000 as selling prices fell faster than a decline in styrene monomer costs.

    Plastics sales for the first half of 2001 were $3,466 million, down 2 percent from $3,540 million last year. During the first six months of this year, volume improved 5 percent, but was more than offset by a 7 percent drop in prices. EBIT for the period was $75 million, down sharply from $581 million for the first half of 2000 as lower prices and higher feedstock and energy costs resulted in reduced margins.

CHEMICALS

    Second quarter sales for the Chemicals segment were $945 million, down 12 percent from $1,079 million in the second quarter of 2000. Volume was down 9 percent overall as declines in chlorinated organics; ethylene glycol (EG); and organic intermediates, solvents and monomers (OISM) more than offset volume improvements in vinyl chloride monomer (VCM) and ethanol. Production at the Company's EG facility in Prentiss, Alberta, Canada continued to be temporarily shut down due to weak volume. Prices were down 3 percent compared with last year, as price declines for VCM, EG and butanol more than offset increases for caustic and ethanol. EBIT for the segment was $45 million, down sharply from $180 million in the second quarter of 2000. Although there was some relief from lower ethylene costs in the United States, EBIT for the segment declined as lower volumes, lower prices and higher energy costs negatively impacted margins.

    For the first half of 2001, sales for the Chemicals segment were $1,941 million, down 8 percent from $2,117 million last year due to a decline in volume. EBIT for the period was $38 million compared with $323 million for the first six months of 2000. The sharp decline in EBIT resulted from weak supply/demand conditions and increased hydrocarbon and energy costs.

HYDROCARBONS AND ENERGY

    Hydrocarbons and Energy sales were $718 million, up 13 percent over $638 million in the second quarter of 2000 due to an increase in volume. Refinery and power sales were up significantly in the quarter. Energy and hydrocarbon feedstock costs were approximately $150 million higher than the second quarter of 2000, negatively impacting the results of several of the Company's businesses. EBIT for the quarter was a loss of $14 million compared with income of $2 million in the first quarter of 2000.

    Sales for the first half of 2001 were $1,427 million, up 18 percent from $1,209 million for the same period last year on a 12 percent improvement in volume and a 6 percent increase in prices. EBIT for the first six months was a loss of $3 million compared with income of $20 million last year.

UNALLOCATED AND OTHER

    Unallocated and Other includes research and other expenses related to developmental activities in Growth Platforms, overhead and other cost recovery variances that are not allocated to the operating segments, results of Dow's insurance and finance company operations, gains and losses on sales of financial assets, and foreign exchange hedging results.

    EBIT for the quarter was $11 million compared with $12 million for the second quarter of 2000. Year to date, EBIT was a loss of $1,268 million versus a loss of $65 million for the first half of last year. First quarter results for Unallocated and Other this year included a pretax special charge of $1,384 million for costs related to Dow's recent merger with Union Carbide (see Merger-related Expenses and Restructuring below) and a $266 million gain on the sale of stock in Schlumberger Ltd. Second quarter results included an additional $24 million (pretax) of merger-related expenses.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
Percentage change from prior year
	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	(2)%	(2)%	(4)%	—	—	—
Performance Chemicals	(12)%	2%	(10)%	(8)%	2%	(6)%
Agricultural Products	21%	(4)%	17%	12%	(5)%	7%
Plastics	7%	(11)%	(4)%	5%	(7)%	(2)%
Chemicals	(9)%	(3)%	(12)%	(8)%	—	(8)%
Hydrocarbons and Energy	13%	—	13%	12%	6%	18%

Total	—	(3)%	(3)%	—	(1)%	(1)%

Geographic area sales
United States	(4)%	(2)%	(6)%	(3)%	1%	(2)%
Europe	9%	(6)%	3%	8%	(4)%	4%
Rest of World	(3)%	(3)%	(6)%	(3)%	(2)%	(5)%

Total	—	(3)%	(3)%	—	(1)%	(1)%

COMPANY SUMMARY

Operating Rate

    The Company's global plant operating rate for its chemicals and plastics businesses was 76 percent in the second quarter of 2001, down from 88 percent in the second quarter of 2000. The decrease in operating rate includes a temporary decrease in production in some of Dow's North American facilities in response to high feedstock and energy prices and low demand, in instances where the Company would not have recovered its cash costs.

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

    Employee-related costs consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The Company's integration plans include a workforce reduction of approximately 4,500 people, primarily from Union Carbide's administrative, marketing, purchasing, research and development, and manufacturing workforce. The charge for severance was based upon the severance plan provisions communicated to employees. Headcount reductions began in the second quarter of 2001. More than one-half of the reductions will be completed by the end of September; approximately 80 percent will be completed by the end of the first 12 months following the merger. The Company expects that approximately 66 percent of the employee-related costs will be expended in cash within the next two years, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period that is not currently determinable.

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

    As of June 30, 2001, severance of $270 million had been paid to 1,563 former employees. One-time merger and integration costs totaled $37 million for the second quarter.

    The following table summarizes the activity in the special charge reserve for the three-month periods ended March 31, 2001 and June 30, 2001:

In millions
Quarter	Opening Balance	Additions to Reserve	Charges Against Reserve	Balance at Period End
1Q01	—	$1,384	$740	$644
2Q01	$644	$24	$202	$466

    The Company expects the foregoing actions, in combination with other synergy activities, to result in annual cost savings of $1.1 billion by the end of the first quarter of 2003. The cost reductions will affect cost of sales, research and development expenses, and selling, general and administrative expenses. These actions are not expected to have an impact on future revenues.

1999 Special Charge

    In the fourth quarter of 1999, a special charge of $94 million was recorded for a cost reduction and business restructuring program in the Agricultural Products segment. At March 31, 2001, the program was substantially complete.

Equity in Earnings of Nonconsolidated Affiliates

    Equity in earnings of nonconsolidated affiliates was $38 million in the second quarter of 2001, compared with $130 million in the same quarter last year. Equity earnings declined primarily due to the consolidation of Gurit-Essex AG in the first quarter of 2001 and BSL beginning June 1, 2000, and the divestiture of Dow's interest in Polimeri Europa, which was required for regulatory approval of the merger with Union Carbide (see Note F to Financial Statements). Lower results in several of the Company's basics joint ventures, which corresponded with the decline in the results of Dow's basics businesses, also contributed to the decline. Year to date, equity earnings were $73 million versus $260 million in 2000.

Sundry Income—Net

    Sundry income includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for the second quarter of 2001 was $85 million compared with $107 million in the second quarter of 2000. Year to date, sundry income was $368 million compared with $208 million last year. In the first quarter of 2001, sundry income included a $266 million pretax gain on the sale of stock in Schlumberger Ltd.

Net Interest Expense

    Net interest expense (interest expense less capitalized interest and interest income) was $163 million in the second quarter of 2001 compared with $140 million last year. Net interest expense was up primarily due to an increase in total debt partially offset by lower interest rates. Year to date, net interest expense was $321 million, up from $250 million in the first half of 2000. Interest income in the first quarter of last year included $15 million related to a tax refund.

Provision for Taxes on Income

    The effective tax rate for the second quarter was 30.4 percent compared with 31.4 percent for the same quarter of 2000. Year to date, the effective tax rate was 34.1 percent versus 32.2 percent last year.

Outlook

    Overall economic growth prospects remain fragile. While declining economic conditions in North America may have stabilized, there are few signs of improvement near term. During the second quarter it became apparent that the European economic outlook is deteriorating. The outlook for Asia Pacific is mixed. Healthy growth in China is expected to continue, while growth in the exporting countries, like Korea and Thailand, will most likely be affected by the North American slowdown. The Japanese economy shows no signs of substantial improvement. In Latin America, the outlook is clouded by the economic instability in Argentina and reduced growth in Brazil due to energy restrictions. Growth in Mexico is also limited because of its economic ties to a slower U.S. economy.

    The year 2001 will continue to be one of the most challenging years for the chemical industry. While hydrocarbon and energy prices are expected to moderate further in the third quarter, supply/demand balances in key industries are driving selling prices lower. Oil prices are expected to range between $24 and $26 per barrel in the third quarter, and U.S. natural gas prices are expected to average slightly above $3.00 per million Btu. Additionally, the third quarter is typically a seasonally slow quarter, especially in Europe. Automotive production is also generally down in the third quarter, and global vehicle production is estimated to be 10 percent lower in third quarter than in second quarter. Normal seasonal factors will also have a substantial negative impact on agricultural chemical producers.

    With lower hydrocarbon and energy costs expected in the third quarter, the ability to maintain current price levels will be a key factor in determining Dow's profitability. Businesses within the Performance Plastics segment anticipate some margin improvement versus the second quarter with stable prices and lower hydrocarbon and energy costs, while Performance Chemicals' businesses expect to maintain margins in spite of increased price pressure. Agricultural Products is expected to be at slightly better than breakeven performance for the rest of the year, somewhat improved from its typical seasonal pattern because of the contribution from recent acquisitions. Although Plastics expects continued downward pressure on price, most of these businesses anticipate some improvement from lower feedstock costs and moderate gains in volume. Results for the Chemicals segment are expected to benefit from seasonally higher demand for ethylene oxide/ ethylene glycol and lower energy costs for chlor-alkali. In addition, Dow's results will benefit from increased realization of cost synergies associated with the integration of Union Carbide and other recent acquisitions. Based on these factors, Dow estimates earnings of between $0.25 and $0.35 per share in the third quarter of 2001.

CHANGES IN FINANCIAL CONDITION

    The following tables present total debt and working capital at June 30, 2001 versus December 31, 2000:

In millions	June 30, 2001	Dec. 31, 2000	Increase (Decrease)
Notes payable	$3,700	$2,519	$1,181
Long-term debt due within one year	38	318	(280)
Long-term debt	8,379	6,613	1,766

Total debt	$12,117	$9,450	$2,667

    At June 30, 2001, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $3.1 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.0 billion were available for use by foreign subsidiaries. At June 30, 2001, there was a total of $2.0 billion in available SEC registered securities, as well as Japanese yen 70 billion (approximately $515 million) available in yen-denominated securities through the Japanese Ministry of Finance. On May 15, 2001, the Company closed the sale of $1 billion of three-year notes in a private offering with full SEC registration rights. It is expected that during the third quarter of 2001, these privately-placed notes will be exchanged for public notes registered with the SEC. On June 22, 2001, the Company closed the sale of Japanese yen 30 billion (approximately $220 million) five-year notes in Japan in a public offering.

In millions	June 30, 2001	Dec. 31, 2000	Increase (Decrease)
Cash and cash equivalents	$203	$278	$(75)
Marketable securities and interest-bearing deposits	100	163	(63)
Accounts and notes receivable—net	6,405	6,419	(14)
Inventories:
Finished and work in process	3,763	3,396	367
Materials and supplies	813	817	(4)
Deferred income tax assets—current	675	250	425

Total current assets	11,959	11,323	636

Total current liabilities	10,152	10,173	(21)

Working capital	$1,807	$1,150	$657

    Cash provided by operating activities was $101 million for the six months ended June 30, 2001 compared with $1,134 million for the same period last year. The decline was primarily the result of lower net income. Net income for the first six months of the year was negatively impacted by higher hydrocarbon and feedstock costs, lower selling prices and a special charge for merger-related expenses and restructuring. Cash of $638 million was generated by sales of available-for-sale securities in excess of purchases of similar securities. Additional cash of $2.3 billion was generated from a combination of new short and long-term debt. Cash was used to fund acquisitions, for capital expenditures, and to pay dividends. See the Consolidated Statements of Cash Flows and Note F to Financial Statements for further details.

Balance Sheet Ratios	June 30, 2001	Dec. 31, 2000
Current assets over current liabilities	1.2:1	1.1:1
Days-sales-outstanding-in-receivables	46	45
Days-sales-in-inventory	72	73
Debt as a percent of total capitalization	51.3%	42.5%

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

    On July 30, 2001, the Company paid a quarterly dividend of $0.335 per share, an increase of 15.5 percent, to shareholders of record on June 29, 2001. This was the 358th consecutive quarter in which the Company has issued a dividend since 1912 and in each instance Dow has maintained or increased the dividend.

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

The following trademark of The Dow Chemical Company appears in this report: Affinity

The following trademark of Dow AgroSciences LLC appears in this report: Sentricon

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters

    No material developments regarding this matter occurred during the second quarter of 2001. For a summary of the history and current status of this matter, see Note E to Financial Statements.

Environmental Matters

    On July 31, 2001, Hampshire Chemical Corp., a wholly owned subsidiary of the Company, agreed to pay a civil fine of U.S. $103,500 to the U.S. Department of Labor's Occupational Safety and Health Administration for alleged safety violations at its Deer Park facility in Texas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of The Dow Chemical Company was held on May 10, 2001. At that meeting the following directors were elected to serve three-year terms to expire at the annual meeting in 2004: Arnold A. Allemang, John C. Danforth, Allan D. Gilmour, James M. Ringler and William S. Stavropoulos. In addition, the terms of the following directors continued after that meeting: Jacqueline K. Barton, Anthony J. Carbone, J. Michael Cook, Willie D. Davis, Barbara Hackman Franklin, Michael D. Parker, J. Pedro Reinhard, Harold T. Shapiro and Paul G. Stern.

    The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter		For	Against	Withheld	Abstentions	Broker Nonvotes
1.	Election of Directors:
	Class III
	Arnold A. Allemang	763,077,756	N/A	17,156,354	N/A	N/A
	John C. Danforth	768,824,680	N/A	11,409,431	N/A	N/A
	Allan D. Gilmour	770,792,658	N/A	9,441,452	N/A	N/A
	James M. Ringler	770,947,940	N/A	9,286,170	N/A	N/A
	William S. Stavropoulos	699,036,109	N/A	81,198,001	N/A	N/A
2.	Ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for 2001	771,547,620	4,935,262	N/A	3,751,228	0

N/A
—Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit No.	Description of Exhibit
3(ii)	A copy of the Bylaws of The Dow Chemical Company, as amended on July 12, 2001.
(b)
Reports on Form 8-K.

    The following Current Reports on Form 8-K were filed by the Company during the second quarter of 2001:

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

    On April 16, 2001, the Company filed a Current Report on Form 8-K that included a press release issued on the same day, which included selected unaudited combined financial information giving effect to the merger with Union Carbide Corporation on February 6, 2001.

    On April 26, 2001, the Company filed a Current Report on Form 8-K that included a press release issued on the same day announcing the first quarter 2001 results for the Company.

    The following Current Report on Form 8-K was filed by the Company subsequent to the second quarter of 2001:

    On July 26, 2001, the Company filed a Current Report on Form 8-K that included a press release issued on the same day announcing the second quarter 2001 results for the Company.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY Registrant
Date: August 10, 2001
/s/ FRANK H. BROD Frank H. Brod Vice President & Controller

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (Note A)
The Dow Chemical Company and Subsidiaries Notes to Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE