Form 10-Q
period 2001-09-30
DOW CHEMICAL CO /DE/
filed 2001-11-06
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

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

Yes /X/ No /  /

Class	Outstanding at September 30, 2001

Common Stock, $2.50 par value	901,888,331 shares

THE DOW CHEMICAL COMPANY
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Note A)

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except for per share amounts (Unaudited)	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Net Sales	$6,729	$7,448	$21,459	$22,303

Cost of sales	5,639	6,184	18,232	17,994
Research and development expenses	261	273	804	820
Selling, general and administrative expenses	433	449	1,341	1,354
Amortization of intangibles	50	33	118	106
Purchased in-process research and development charges (Note D)	69	—	69	—
Merger-related expenses and restructuring (Note C)	46	—	1,454	—
Insurance and finance company operations, pretax income (loss)	(5)	26	20	69
Equity in earnings of nonconsolidated affiliates	11	105	84	365
Sundry income—net	16	54	384	262

Earnings (Loss) before Interest, Income Taxes and Minority Interests	253	694	(71)	2,725

Interest income	21	26	61	100
Interest expense and amortization of debt discount	194	170	555	494

Income (Loss) before Income Taxes and Minority Interests	80	550	(565)	2,331

Provision (Credit) for income taxes	20	177	(200)	750
Minority interests' share in income	3	16	15	55

Income (Loss) before Cumulative Effect of Change in Accounting Principle	57	357	(380)	1,526

Cumulative effect of change in accounting principle (Note B)	—	—	32	—

Net Income (Loss) Available for Common Stockholders	$57	$357	$(348)	$1,526

Share Data
Earnings (Loss) before cumulative effect of change in accounting principle per common share—basic	$0.06	$0.40	$(0.42)	$1.71
Earnings (Loss) per common share—basic	$0.06	$0.40	$(0.39)	$1.71
Earnings (Loss) before cumulative effect of change in accounting principle per common share—diluted	$0.06	$0.40	$(0.42)	$1.69
Earnings (Loss) per common share—diluted	$0.06	$0.40	$(0.39)	$1.69
Common stock dividends declared per share of Dow common stock	$0.335	$0.29	$0.96	$0.87
Weighted-average common shares outstanding—basic	902.8	896.1	900.6	893.7
Weighted-average common shares outstanding—diluted	913.6	902.3	900.6	904.4

Depreciation	$402	$394	$1,174	$1,151

Capital Expenditures	$349	$390	$998	$1,300

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2001	Dec. 31, 2000
Assets
Current Assets
Cash and cash equivalents	$480	$278
Marketable securities and interest-bearing deposits	68	163
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2001: $121; 2000: $103)	3,537	3,655
Other	3,337	2,764
Inventories:
Finished and work in process	3,828	3,396
Materials and supplies	885	817
Deferred income tax assets—current	579	250

Total current assets	12,714	11,323

Investments
Investment in nonconsolidated affiliates	1,665	2,096
Other investments	1,596	2,528
Noncurrent receivables	972	674

Total investments	4,233	5,298

Property
Property	35,721	34,852
Less accumulated depreciation	22,102	21,141

Net property	13,619	13,711

Other Assets
Goodwill (net of accumulated amortization—2001: $539; 2000: $459)	3,301	1,928
Deferred income tax assets—noncurrent	2,226	1,968
Deferred charges and other assets	1,959	1,763

Total other assets	7,486	5,659

Total Assets	$38,052	$35,991

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$3,301	$2,519
Long-term debt due within one year	42	318
Accounts payable:
Trade	2,585	2,975
Other	1,609	1,594
Income taxes payable	241	258
Deferred income tax liabilities—current	330	35
Dividends payable	308	217
Accrued and other current liabilities	2,117	2,257

Total current liabilities	10,533	10,173

Long-Term Debt	8,711	6,613

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,371	1,165
Pension and other postretirement benefits—noncurrent	2,432	2,238
Other noncurrent obligations	3,300	3,012

Total other noncurrent liabilities	7,103	6,415

Minority Interest in Subsidiaries	370	450

Preferred Securities of Subsidiaries (Note F)	1,000	500

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	19	—
Unearned ESOP shares	(103)	(103)
Retained earnings	11,462	12,675
Accumulated other comprehensive loss	(1,002)	(560)
Treasury stock at cost	(2,494)	(2,625)

Net stockholders' equity	10,335	11,840

Total Liabilities and Stockholders' Equity	$38,052	$35,991

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

		Nine Months Ended
In millions (Unaudited)		Sept. 30, 2001	Sept. 30, 2000
Operating Activities	Income (Loss) before cumulative effect of change in accounting principle	$(380)	$1,526
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	1,316	1,290
	Purchased in-process research and development	69	—
	Provision (Credit) for deferred income tax	5	(139)
	Undistributed earnings of nonconsolidated affiliates	(50)	(309)
	Minority interests' share in income	15	55
	Net gain on sales of property and businesses	(28)	(17)
	Other net gain	(266)	(258)
	Merger-related expenses and restructuring	953	—
	Tax benefit-nonqualified stock option exercises	25	29
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	365	(451)
	Inventories	(241)	(417)
	Accounts payable	(490)	126
	Other assets and liabilities	(866)	(287)

	Cash provided by operating activities	427	1,148

Investing Activities	Capital expenditures	(998)	(1,300)
	Proceeds from sales of property and businesses	123	27
	Purchases of consolidated companies	(2,297)	(452)
	Investments in nonconsolidated affiliates	(149)	(266)
	Proceeds from sale of nonconsolidated affiliates	180	47
	Purchases of investments	(1,956)	(2,377)
	Proceeds from sales of investments	2,753	3,908

	Cash used in investing activities	(2,344)	(413)

Financing Activities	Changes in short-term notes payable	473	(213)
	Payments on long-term debt	(238)	(493)
	Proceeds from issuance of long-term debt	2,105	312
	Purchases of treasury stock	(5)	(3)
	Proceeds from sales of common stock	110	136
	Proceeds from issuance of preferred securities of subsidiary	500	—
	Distributions to minority interests	(63)	(59)
	Dividends paid to stockholders	(759)	(677)

	Cash provided by (used in) financing activities	2,123	(997)

Effect of Exchange Rate Changes on Cash		(4)	(12)

Summary	Increase (Decrease) in cash and cash equivalents	202	(274)
	Cash and cash equivalents at beginning of year	278	547

	Cash and cash equivalents at end of period	$480	$273

See Notes to Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

		Three Months Ended		Nine Months Ended
In millions (Unaudited)		Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Net Income (Loss) Available for Common Stockholders		$57	$357	$(348)	$1,526

Other Comprehensive Income (Loss), Net of Tax	Net unrealized gains (losses) on investments	(31)	58	(329)	128
	Cumulative translation adjustments	49	(75)	(100)	(179)
	Minimum pension liability	—	—	—	1
	Net losses on cash flow hedging derivative instruments	(30)	—	(13)	—

	Total other comprehensive loss	(12)	(17)	(442)	(50)

Comprehensive Income (Loss)		$45	$340	$(790)	$1,476

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

Note B—Accounting Changes

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No.133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No.133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Based on the revised effective date, the Company adopted SFAS No.133, as amended by SFAS No. 138, on January 1, 2001. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for further discussion of the Company's use of derivative instruments and risk management objectives.

    The Company uses derivative instruments to manage exposures to currency exchange rates, commodity prices and interest rate risks. The adoption of SFAS No. 133 resulted in a cumulative transition adjustment gain of $32 million ($51 million pretax) and a cumulative after-tax increase to accumulated other comprehensive income (AOCI) of $65 million ($103 million pretax) in the first quarter of 2001.

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

    In May 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue 00-10 recognized the inconsistencies in practice with regard to the recording of shipping and handling costs incurred by most companies that sell goods. The Company, with the exception of Union Carbide, had historically recorded freight and any directly related associated cost of transporting finished product to customers as a reduction of net sales. At the end of 2000, following the guidance of EITF Issue 00-10, the Company reclassified these costs to cost of sales for all periods. As a result, reported net sales increased approximately 4 percent, with a corresponding increase in cost of sales. Beginning in 2001, these costs are recorded as cost of sales.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which replaces SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassifications of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial statements.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements replace Accounting Principles Board (APB) Opinion No. 16, "Business Combinations" and APB Opinion No. 17, "Intangible Assets", respectively. Under SFAS No. 141 all business combinations initiated after June 30, 2001 are accounted for using only the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill will not be amortized, but will be subject to impairment testing. The Company is currently assessing the impact of adopting these statements.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of adopting this statement.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of adopting this statement.

Note C—Merger-Related Expenses and Restructuring

During 2001, pretax costs of $1,454 million have been recorded for merger-related expenses and restructuring. These costs included transaction costs, employee severance, the write-down of duplicate assets and facilities, and other merger-related expenses. For further details, see Merger-Related Expenses and Restructuring in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note D—Purchased In-Process Research and Development

During the third quarter of 2001, the Company completed the appraisal of the technology acquired with the purchase of the Rohm & Haas' agricultural chemicals business (see Note E) and recorded an in-process research and development charge of $69 million as part of the Agricultural Products segment. Projects associated with technology acquired are expected to create new growth opportunities for fungicides. When acquired, projects were approximately 5 percent complete, with expected completion in 2007 at an estimated additional cost of $39 million.

Note E—Acquisitions and Divestitures

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

    BvS provided certain incentives during the reconstruction period to cover portions of the reconstruction program and retained environmental cleanup obligations for existing facilities. Incentives related to property construction reduced the cost basis of such property. Incentives related to expenses during the reconstruction period were recognized as such expenses were incurred. During the reconstruction period, the Company included the financial results of BSL as a nonconsolidated affiliate.

    In January 2001, the Company acquired the 50 percent interest in Gurit-Essex AG that it did not previously own from Gurit-Heberlein AG for approximately $390 million. Gurit-Essex AG is the largest European supplier of automotive adhesives, sealants and body engineered systems for the automotive OEM and aftermarket. The acquisition has globalized Dow Automotive's product availability and doubled the Company's adhesives, sealants and body engineered systems business. Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

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

    The merger with Union Carbide was accounted for as a pooling of interests. See Merger-Related Expenses and Restructuring (in Management's Discussion and Analysis of Financial Condition and Results of Operations) regarding a special charge and other merger-related expenses recorded during 2001 related to the merger with Union Carbide.

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

    On March 8, 2001, Dow announced it had reached an agreement to acquire Rohm and Haas' Agricultural Chemicals business, including working capital, for approximately $1 billion. After receiving regulatory approval, the Company announced completion of the acquisition on June 1, 2001. During the third quarter of 2001, the Company recorded a pretax charge of $69 million for purchased in-process research and development costs as part of the allocation of the purchase price (see Note D). Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition, and could principally impact goodwill and property.

    On March 29, 2001, Dow announced it was making a tender offer to acquire 100 percent of the outstanding shares of Ascot Plc, a publicly traded U.K. company. Subsequently, the European Commission granted regulatory approval of the acquisition on May 11, 2001, and the Company declared its offer to acquire Ascot wholly unconditional on June 1, 2001. The acquisition is valued at approximately $450 million. Dow has integrated the Fine Chemicals and Specialty Chemicals businesses of Ascot into Dow's Performance Chemicals' business group. Ascot's annual chemical sales are approximately $335 million. Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

Note F—Preferred Securities of Subsidiaries

In September 2001, Hobbes Capital S.A., a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provide a floating rate return based on LIBOR and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates have been classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheet. The preferred return will be included in minority interests' share in income in the consolidated statements of income.

Note G—Commitments and Contingent Liabilities

Litigation

On May 15, 1995, Dow Corning Corporation (Dow Corning), in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the Bankruptcy Code to resolve litigation related to Dow Corning's breast implant and other silicone medical products. As a consequence of that action and prior charges taken by Dow Corning, the Company fully reserved its investment in Dow Corning, and reserved its 50 percent share of equity earnings through the third quarter of 2000.

    The Company's financial statement exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning, which, after fully reserving its investment in Dow Corning and reserving its share of equity earnings through the third quarter of 2000, is not material. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have a material adverse impact on the Company's consolidated financial statements.

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

    Judge Sam C. Pointer of the U.S. District Court for the Northern District of Alabama was appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company's motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25,

1995, Judge Pointer affirmed his earlier ruling as to plaintiffs' corporate control claims but vacated that ruling as to plaintiffs' direct participation claims.

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

    On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999 that, in the view of the Proponents and the Shareholders, improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning's silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. These motions and appeals were heard by U.S. District Court Judge Denise Page Hood on April 12 and 13, 2000, and on November 13, 2000, Judge Hood affirmed the Bankruptcy Court's November 30, 1999 Order confirming the Joint Plan and reversed, in part, the Bankruptcy Court's December 21, 1999 Opinion, including that portion of the Opinion the Shareholders had appealed. In turn, various parties in interest have appealed Judge Hood's decision to the United States Court of Appeals for the Sixth Circuit, which heard oral arguments in the matter on October 23, 2001. The effectiveness of the Joint Plan remains subject to the resolution of those appeals. Accordingly, there can be no assurance at this time that the Joint Plan will become effective.

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

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $462 million at September 30, 2001 for environmental matters, including $45 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

Purchase Commitments

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

Other

Union Carbide severally guaranteed up to $54 million at September 30, 2001 of the debt and working capital financing needs of EQUATE Petrochemical Company K.S.C. (EQUATE), a joint venture in Kuwait. Union Carbide also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, Union Carbide has pledged its shares in EQUATE as security for EQUATE's debt. Union Carbide has political risk insurance coverage for its equity investment and a majority of its guarantee of EQUATE's debt.

Note H—Operating Segments and Geographic Areas

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Operating segment sales
Performance Plastics	$1,829	$1,957	$5,614	$5,725
Performance Chemicals	1,306	1,337	3,856	4,048
Agricultural Products	477	449	1,891	1,776
Plastics	1,606	1,863	5,072	5,403
Chemicals	857	1,021	2,798	3,138
Hydrocarbons and Energy	578	721	2,005	1,930
Unallocated and Other	76	100	223	283

Total	$6,729	$7,448	$21,459	$22,303

Operating segment EBIT
Performance Plastics	$214	$235	$571	$825
Performance Chemicals	218	125	476	459
Agricultural Products	(150)	(23)	69	225
Plastics	83	247	158	828
Chemicals	57	86	95	409
Hydrocarbons and Energy	(11)	4	(14)	24
Unallocated and Other	(158)	20	(1,426)	(45)

Total	$253	$694	$(71)	$2,725

Geographic area sales
United States	$2,741	$3,199	$9,149	$9,730
Europe	2,190	2,183	6,825	6,636
Rest of World	1,798	2,066	5,485	5,937

Total	$6,729	$7,448	$21,459	$22,303

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

RESULTS OF OPERATIONS

Selected data for the three months and nine months ended September 30, 2001 and 2000:

	Three Months Ended		Nine Months Ended
In millions, except for per share amounts	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Sales	$6,729	$7,448	$21,459	$22,303
Cost of sales	5,639	6,184	18,232	17,994
% of sales	84%	83%	85%	81%
Research and development, selling, general and administrative expenses	694	722	2,145	2,174
Earnings (Loss) before interest, income taxes and minority interests (EBIT)	253	694	(71)	2,725
% of sales	4%	9%	—	12%
Effective tax rate	25.0%	32.2%	35.4%	32.2%
Net income (loss) available for common stockholders	$57	$357	$(348)	$1,526
Earnings (Loss) per common share — basic	$0.06	$0.40	$(0.39)	$1.71
Earnings (Loss) per common share — diluted	$0.06	$0.40	$(0.39)	$1.69
Operating rate percentage	77%	83%	77%	85%

Net sales for the third quarter of 2001 were $6.7 billion, down 10 percent from $7.4 billion in the third quarter of 2000 due to declining sales prices. Volume improved in Agricultural Products (due partially to the acquisition of Rohm and Haas' agricultural chemicals business), Performance Plastics (due to the acquisitions of EniChem's polyurethanes business and Gurit-Essex AG), and Hydrocarbons and Energy, but was down in Performance Chemicals, Plastics, and Chemicals. From a geographic standpoint, substantial volume growth was reported in Europe, offsetting the results of slowing demand in North America and Asia Pacific. In Latin America, volume was up slightly. Selling prices, down $708 million in total, declined in all segments, except Performance Chemicals which was flat, and all geographic areas, reflecting the current economic environment. Year to date, net sales of $21.5 billion were down 4 percent from $22.3 billion last year due to a 4 percent decline in prices.

    Operating expenses (research and development, and selling, general and administrative expenses) were $694 million for the third quarter, down $28 million from $722 million last year due to cost control efforts and the realization of merger-related synergies. Excluding net acquisitions, operating expenses were down 8 percent from the same quarter last year. For the first three quarters of the year, operating expenses totaled $2,145 million, down from $2,174 million for the same period last year. Excluding net acquisitions, year to date operating expenses were down 4 percent from the first nine months of 2000.

    Net income for the third quarter was $57 million or $0.06 per share, compared with $357 million or $0.40 per share for the third quarter of 2000. While feedstock and energy costs were down $520 million versus last year, selling prices declined more than $700 million, negatively impacting results. Net income for the quarter was further reduced by several unusual items: a charge for purchased in-process research and development costs (IPR&D) of $69 million ($0.05 per share) associated with the recent acquisition of Rohm & Haas' agricultural chemicals business (see Note D to Financial Statements); additional expenses of $46 million ($0.03 per share) related to the Company's merger with Union Carbide (see Merger-Related Expenses and Restructuring); a $6 million ($0.01 per share) reinsurance loss on the World Trade Center (reflected in Insurance and finance company operations); and Dow's $11 million share ($0.01 per share) of a restructuring charge recorded by Dow Corning in the third quarter (reflected in Equity in earnings of nonconsolidated affiliates).

    For the first three quarters of 2001, Dow reported a net loss of $(348) million or $(0.39) per share versus net income of $1.5 billion or $1.69 per share for the same period last year. Year to date, net income was negatively impacted by increased feedstock and energy costs of $175 million, lower selling prices of approximately $900 million, and several unusual items. The following table shows the impact of unusual items recorded during the three months and nine months ended September 30, 2001:

	EBIT		Net Income		$ Per Share
In millions, except for per share amounts	3 Months Ended Sept. 30, 2001	9 Months Ended Sept. 30, 2001	3 Months Ended Sept. 30, 2001	9 Months Ended Sept. 30, 2001	3 Months Ended Sept. 30, 2001	9 Months Ended Sept. 30, 2001
Unusual items:
Merger-related expenses and restructuring	$(46)	$(1,454)	$(34)	$(970)	$(0.03)	$(1.07)
Gain on sale of Schlumberger stock	—	266	—	168	—	0.18
Accounting change (see Note B to Financial Statements)	—	—	—	32	—	0.04
Purchased in-process R&D	(69)	(69)	(43)	(43)	(0.05)	(0.05)
Reinsurance company loss on WTC	(6)	(6)	(5)	(5)	(0.01)	(0.01)
Dow Corning restructuring	(11)	(11)	(11)	(11)	(0.01)	(0.01)

Total unusual items	$(132)	$(1,274)	$(93)	$(829)	$(0.10)	$(0.92)

    Like other companies in the chemical industry, Dow has experienced throughout 2001 the most difficult industry conditions in years. While hydrocarbon and energy costs declined during the quarter from unusually high levels, selling prices fell more sharply, compressing margins. The tragic events that began on September 11 have further eroded consumer confidence and dampened the outlook for the global economy. This year's macroeconomic and industry conditions have resulted in a significant negative impact on the Company's earnings.

PERFORMANCE PLASTICS

Performance Plastics sales of $1,829 million for the third quarter were down 7 percent from $1,957 million in the third quarter of 2000, as a 2 percent increase in volume was more than offset by a 9 percent decline in prices. Excluding acquisitions, volume was down 6 percent, reflecting weak industry demand. EBIT for the segment was $214 million, down from $235 million last year as the impact of lower sales more than offset lower raw material costs.

    Dow Automotive sales for the third quarter were up more than 20 percent from a year ago, primarily due to the consolidation of Gurit-Essex AG following the completion of that acquisition in January 2001 (see Note E to Financial Statements). Excluding the impact of this acquisition, sales volume was down approximately 3 percent from the third quarter of 2000. Declines in demand and selling prices were the result of the general weakness of the global automotive industry. Third quarter EBIT for the business was down significantly as the business experienced relatively flat sales volume in North America and lower selling prices globally. Higher operating expenses also contributed to the decrease in EBIT.

    Engineering Plastics sales for the quarter were down 15 percent from the third quarter of 2000, with declines in both volume and price. Volume was down for nylon and polycarbonate compounds and blends due to an environment of weak demand. Compared with the same quarter last year, prices declined in all geographic areas. EBIT for the quarter was down versus last year due to the decline in sales.

    Sales of Epoxy Products and Intermediates were down 16 percent from last year primarily due to a decline in volume, although prices also declined. Lower volumes were reported in all geographic areas, led by weak demand within the electronics industry in Asia Pacific and North America. Prices were down across most product lines and in all geographic areas. EBIT for the quarter was down from the third quarter of last year as poor economic conditions negatively impacted results.

    Fabricated Products sales for the third quarter of 2001 were down 7 percent compared with last year, as prices declined 4 percent and volume fell 3 percent. While sales of Styrofoam brand insulation in North America improved, sales for engineered films and laminates were down versus a very strong quarter last year. Price declines were reported in most product lines and in all geographic areas. EBIT for the third quarter of 2001 was down significantly from the same period in 2000 due to lower sales.

    Polyurethanes sales for the third quarter were flat versus the third quarter of 2000, as an 8 percent increase in volume was offset by a decline in prices. Excluding the recent acquisition of EniChem's polyurethanes business, volume was down 3 percent, reflecting the competitive environment within the industry. Volume was particularly strong for TDI and systems formulations, both primarily due to the EniChem acquisition. Prices declined across most product lines and geographic areas as economic conditions remained weak. EBIT for the third quarter improved versus last year due to lower propylene costs and improved manufacturing operations.

    Wire and Cable sales for the third quarter of 2001 were down from the third quarter of last year primarily due to lower demand for telecommunications cable. EBIT for the third quarter improved versus last year due to lower ethylene costs and purchasing cost synergies.

    For the first nine months of the year, Performance Plastics sales were $5,614 million, down 2 percent from $5,725 million for the same period last year as volume growth of 1 percent was more than offset by a price decline of 3 percent. Year to date EBIT for the segment was $571 million compared with $825 million for the first three quarters of 2000, reflecting the negative impact of the current competitive environment.

PERFORMANCE CHEMICALS

Performance Chemicals sales for the third quarter were $1,306 million, down 2 percent from $1,337 million in the third quarter of 2000. Volume fell 2 percent as prices remained flat. Excluding the divestiture of businesses required for regulatory approval of the merger with Union Carbide (discussed in further detail below) and the recent acquisition of Ascot Plc (see Note E to Financial Statements), volume declined 4 percent. Third quarter EBIT for the segment was $218 million, up significantly from $125 million last year due in part to lower raw material costs. Results were also favorably impacted as the businesses began to realize cost synergies from the merger with Union Carbide.

    Emulsion Polymers sales for the quarter were up slightly, with a 5 percent increase in price offset by a 2 percent decline in volume versus the same quarter last year. Significant price improvements in North America and Europe were partially offset by declines in Asia Pacific. Prices were relatively flat in Latin America. Volume declined during the quarter as demand for coated paper softened in all geographic areas except Europe. EBIT for the third quarter improved from last year due to lower styrene monomer costs.

    Industrial Chemicals sales were down 2 percent from the third quarter of 2000 due to decreased demand. Selling prices were flat. EBIT for the business improved significantly versus last year due to reduced raw material costs and lower overhead costs as the business began to realize synergies from the merger with Union Carbide.

    Sales of Custom and Fine Chemicals were up significantly due to the addition of Ascot Plc during the quarter. EBIT for the quarter declined versus the third quarter of 2000.

    Oxide Derivatives sales for the third quarter were down 25 percent compared with last year due to the divestiture of Dow's ethyleneamines, ethanolamines and North American Gas/Spec gas treating businesses in the first quarter. These divestitures were required for regulatory approval of the merger with Union Carbide. Excluding the divestitures, volume was down 5 percent, as the Company decided to forego lower margin glycol ethers business. EBIT improved substantially in the third quarter as margins improved due to lower raw material costs and as the business began to realize synergies related to the merger with Union Carbide.

    Specialty Polymers sales in the third quarter were down 6 percent from the same period of 2000 due to a decline in volume. Prices were essentially flat. In a highly competitive environment, demand was strong for acrylates and liquid separation membranes. For some products sold into the paper and automotive industries, the business continued to experience a softening in demand. EBIT improved significantly compared with last year due to lower raw material costs and merger-related cost synergies.

    Water Soluble Polymers sales for the quarter were down 4 percent due to a decline in selling prices. Volume continued to be strong for Methocel cellulose ethers. EBIT for the third quarter was down compared with last year due to lower selling prices.

    Performance Chemicals sales for the first nine months of 2001 were $3,856 million, down 5 percent from $4,048 million in the same period last year. Volume declined 6 percent, more than offsetting a 1 percent improvement in price. Year to date, EBIT for the segment was $476 million compared with $459 million last year. EBIT improved due to higher selling prices and the impact of merger-related cost synergies.

AGRICULTURAL PRODUCTS

Sales of Agricultural Products for the third quarter of 2001 were $477 million, up 6 percent from $449 million last year. Volume for the segment grew 14 percent, while prices declined 8 percent. Excluding the impact of recent acquisitions (Cargill Hybrid Seeds, Zeneca Limited's acetochlor herbicide product line, and Rohm and Haas' agricultural chemicals business), volume fell 5 percent. Demand was strong for glyphosate and Sentricon TERMITE COLONY ELIMINATION SYSTEM. Prices were down versus last year, with agricultural commodity prices at their lowest levels in 20 years. EBIT for the quarter was a loss of $(150) million compared with a loss of $(23) million in the third quarter of 2000. EBIT for the third quarter was reduced by a $69 million pretax charge for IPR&D costs associated with the recent acquisition of Rohm & Haas' agricultural chemicals business (see Note D to Financial Statements). Excluding this charge, EBIT for the third quarter was a loss of $(81) million.

    Sales for the segment were $1,891 million for the first nine months of the year, up 6 percent from $1,776 million in 2000. While volume improved 12 percent, prices declined 6 percent. Year to date, EBIT was $69 million, down from $225 million for the first three quarters of 2000, reflective of adverse conditions worldwide in the agricultural industry. Excluding the third quarter charge of $69 million for IPR&D, EBIT for the first nine months of 2001 was $138 million.

PLASTICS

Plastics sales in the third quarter of 2001 were $1,606 million, down 14 percent versus $1,863 million a year ago. Compared with last year, prices fell 13 percent and volume declined 1 percent. EBIT for the quarter was $83 million, down substantially from $247 million in the third quarter of 2000. While the segment benefited from lower hydrocarbon and energy costs versus last year, weak supply/demand balances resulted in a substantially larger decline in selling prices.

    Polyethylene sales were down substantially compared with the third quarter of last year, as volumes declined 3 percent and prices fell 13 percent. Demand was off significantly in Asia Pacific and relatively flat in the other geographic areas. Demand was particularly strong for Affinity polyolefin plastomers and low density polyethylene. Due to excess supply in the industry, price declines were reported for most products and in most geographic areas. Although the business received some benefit from lower ethylene costs and merger-related cost synergies, EBIT for the business was down significantly due to the sharp decline in selling prices.

    Polypropylene sales for the third quarter of 2001 continued an upward trend, as increased volume was partially offset by lower prices versus the same quarter last year. Volume growth was aided by the December 2000 start-up of a new polypropylene plant in Freeport, Texas, and the April 2001 acquisition of Basell's polypropylene plant in Cologne, Germany. In all geographic areas, volume grew and prices declined. EBIT declined versus last year due to continuing weak industry fundamentals.

    Polystyrene sales were down significantly in the third quarter of 2001 compared with the same quarter last year. Prices fell 23 percent, as volume declined 7 percent. Prices weakened dramatically during the quarter due to a sharp decline in industry demand. EBIT for the business declined compared with the third quarter of 2000 as selling prices fell faster than the decline in styrene monomer costs.

    Plastics sales for the first nine months of 2001 were $5,072 million, down 6 percent from $5,403 million last year. During this period, volume improved 3 percent, but was more than offset by a 9 percent drop in prices. EBIT for the period was $158 million, down sharply from $828 million for the first nine months of 2000 as lower prices and higher feedstock and energy costs resulted in dramatically reduced margins.

CHEMICALS

Third quarter sales for the Chemicals segment were $857 million, down 16 percent from $1,021 million in the third quarter of 2000. Volume was down 8 percent due to declines in chlorinated organics; caustic; ethylene glycol (EG); and organic intermediates, solvents and monomers (OISM). Production at the Company's EG facility in Prentiss, Alberta, Canada restarted in mid-July. Due to continued weak demand, however, operating rates for EG on the U.S. Gulf Coast were reduced. Prices were down 8 percent compared with last year, as price declines for VCM and EG more than offset increases for caustic and ethanol. EBIT for the segment was $57 million, down from $86 million in the third quarter of 2000. Although there was some relief in the quarter from lower feedstock and energy costs and merger-related cost synergies, EBIT for the segment declined due to significantly lower demand and selling prices.

    For the first nine months of 2001, sales for the Chemicals segment were $2,798 million, down 11 percent from $3,138 million last year due to an 8 percent decline in volume and a 3 percent decline in prices. EBIT for the period was $95 million compared with $409 million for the first nine months of 2000. The sharp decline in EBIT resulted from weak supply/demand conditions and increased hydrocarbon and energy costs, partially offset by merger-related synergies.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales for the quarter were $578 million, down 20 percent from $721 million in the third quarter of 2000. Volume improved 7 percent, while sales prices fell 27 percent, reflecting a sharp decline in hydrocarbon and energy costs. Dow's energy and hydrocarbon feedstock costs for the third quarter were approximately $520 million lower than the third quarter of 2000, positively impacting the results of several of the Company's businesses. EBIT for the quarter was a loss of $(11) million compared with income of $4 million in the third quarter of 2000.

    Sales for the first nine months of 2001 were $2,005 million, up 4 percent from $1,930 million for the same period last year on an 11 percent improvement in volume offset by a 7 percent decline in prices. EBIT for the first nine months was a loss of $(14) million compared with income of $24 million last year.

UNALLOCATED AND OTHER

Unallocated and Other includes research and other expenses related to developmental activities in Growth Platforms, overhead and other cost recovery variances that are not allocated to the operating segments, results of Dow's insurance and finance company operations, gains and losses on sales of financial assets, and foreign exchange hedging results.

    EBIT for the quarter was a loss of $(158) million compared with income of $20 million for the third quarter of 2000. Third quarter results were negatively impacted by additional merger-related expenses of $46 million (pretax); a $6 million (pretax) reinsurance loss on the World Trade Center (reflected in Insurance and finance company operations); and Dow's $11 million share of a restructuring charge recorded by Dow Corning in the third quarter, which reduced equity earnings. Year to date, EBIT was a loss of $(1,426) million versus a loss of $(45) million for the first nine months of last year. First quarter results for Unallocated and Other this year included a pretax special charge of $1,384 million for costs related to Dow's recent merger with Union Carbide (see Merger-Related Expenses and Restructuring below) and a $266 million gain on the sale of stock in Schlumberger Ltd. Second quarter results included an additional $24 million (pretax) of merger-related expenses. Unusual items affecting EBIT for the third quarter are included above.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended Sept. 30, 2001			Nine Months Ended Sept. 30, 2001
Percentage change from prior year
	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	2%	(9)%	(7)%	1%	(3)%	(2)%
Performance Chemicals	(2)%	—	(2)%	(6)%	1%	(5)%
Agricultural Products	14%	(8)%	6%	12%	(6)%	6%
Plastics	(1)%	(13)%	(14)%	3%	(9)%	(6)%
Chemicals	(8)%	(8)%	(16)%	(8)%	(3)%	(11)%
Hydrocarbons and Energy	7%	(27)%	(20)%	11%	(7)%	4%

Total	—	(10)%	(10)%	—	(4)%	(4)%

Geographic area sales
United States	(6)%	(8)%	(14)%	(4)%	(2)%	(6)%
Europe	11%	(11)%	—	9%	(6)%	3%
Rest of World	(2)%	(11)%	(13)%	(2)%	(6)%	(8)%

Total	—	(10)%	(10)%	—	(4)%	(4)%

COMPANY SUMMARY

Operating Rate

The Company's global plant operating rate for its chemicals and plastics businesses was 77 percent in the third quarter of 2001, down from 83 percent in the third quarter of 2000. The decline in operating rate reflects reduced run rates at several of Dow's plants in an effort to manage inventory levels during this period of lower demand.

Merger-Related Expenses and Restructuring

On March 29, 2001 Dow's management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger with Union Carbide. These decisions were based on management's assessment of the actions necessary to achieve synergies as the result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge in the first quarter of $1,384 million. This charge was included in Unallocated and Other for segment reporting purposes. The following table shows the major components of the special charge:

In millions
Transaction costs	$122
Labor-related costs	643
Write-down of assets and facilities	619

Total	$1,384

    Transaction costs of $122 million consisted primarily of investment banking, legal and accounting fees, all of which had been paid at March 31, 2001.

    Employee-related costs consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The Company's integration plans include a workforce reduction of approximately 4,500 people, primarily from Union Carbide's administrative, marketing, purchasing, research and development, and manufacturing workforce. The charge for severance was based upon the severance plan provisions communicated to employees. Headcount reductions began in the second quarter of 2001. As planned, more than one-half of the reductions were completed by the end of September; approximately 80 percent will be completed by the end of the first 12 months following the merger. The Company expects that approximately 66 percent of the employee-related costs will be expended in cash within the next two years, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period that is not currently determinable.

    The special charge included $619 million for the write-down of duplicate assets and facilities directly related to the merger, the loss on divestitures required to obtain regulatory approval for the merger, asset impairments and lease abandonment reserves. Duplicate assets consist principally of capitalized software costs, information technology equipment, and research and development facilities and equipment, all of which were written off during the first quarter. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. At September 30, 2001, $101 million of the reserve remained for the abandonment of leased facilities. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $65 million.

    As of September 30, 2001, severance of $288 million had been paid to approximately 2,800 former employees. For the third quarter, one-time merger and integration costs totaled $46 million. Year to date, these costs were $83 million.

    The following table summarizes the activity in the special charge reserve for the year by quarter:

In millions Quarter	Opening Balance	Additions to Reserve	Charges Against Reserve	Balance at Period End
1Q01	—	$1,384	$740	$644

2Q01	$644	$24	$202	$466

3Q01	$466	$46	$69	$443

    The Company expects the foregoing actions, in combination with other synergy activities, to result in annual cost savings of $1.1 billion by the end of the first quarter of 2003. By the end of the third quarter, the Company had taken actions that will result in annual cost synergies of more than $550 million. The cost reductions will affect cost of sales, research and development expenses, and selling, general and administrative expenses. These actions are not expected to have an impact on future revenues.

Equity in Earnings of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates was $11 million in the third quarter of 2001, compared with $105 million in the same quarter last year. Equity earnings declined primarily due to the consolidation of Gurit-Essex AG in the first quarter of 2001 and BSL in 2000, and the divestiture of Dow's interest in Polimeri Europa, which was required for regulatory approval of the merger with Union Carbide (see Note E to Financial Statements). Additionally, equity earnings in the third quarter included Dow's share ($11 million) of a restructuring charge recorded by Dow Corning. Lower results in several of the Company's basic plastics and chemicals joint ventures, which corresponded with the decline in the results of Dow's basics businesses, also contributed to the decline. Year to date, equity earnings were $84 million versus $365 million in 2000.

Sundry Income—Net

Sundry income includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for the third quarter of 2001 was $16 million compared with $54 million in the third quarter of 2000. Year to date, sundry income was $384 million compared with $262 million last year. In the first quarter of 2001, sundry income included a $266 million pretax gain on the sale of stock in Schlumberger Ltd.

Net Interest Expense

Net interest expense (interest expense less capitalized interest and interest income) was $173 million in the third quarter of 2001 compared with $144 million last year. Net interest expense was up due to an increase in total debt partially offset by lower interest rates. Year to date, net interest expense was $494 million, up from $394 million in the first three quarters of 2000. Interest income in the first quarter of last year included $15 million related to a tax refund.

Provision for Taxes on Income

The effective tax rate for the third quarter was 25.0 percent compared with 32.2 percent for the same quarter of 2000, reflecting the impact of tax credits on a lower level of earnings. Year to date, the effective tax rate was 35.4 percent versus 32.2 percent last year.

Outlook

At the start of 2001, Dow expected relatively slow growth in the first half of the year followed by an improvement in the second half. As the year progressed, global growth slowed more than anticipated. The events of September 11 further compounded the declining economic trend. It now seems likely that the recovery has been delayed by a couple of quarters. While there is no consensus view of the macroeconomic outlook, the Company believes that the massive fiscal and monetary stimulus being provided in the United States and the more recent monetary stimulus in Europe will have a positive effect over time. The global economy is very fragile, but this stimulus is expected to result in improved economic conditions by the second half of next year.

    The year continues to be one of the most challenging periods the chemical industry has experienced in over two decades with the combination of high feedstock and energy costs, slowing global demand and added capacity in several products. Feedstock and energy costs are expected to decline further in the fourth quarter and prices of commodity chemicals and plastics will probably follow the decline due to the weak supply/demand balances for many of these products. U.S. automobile production is expected to be down more than 10 percent from third quarter levels, which will likely impact the chemical industry. Building and construction industries (including coatings) will experience a traditional seasonal slowdown. The near-term outlook for consumer demand is cloudy and carries some downside risk to many sectors served by the chemical industry. On the positive side, customer inventories are very low, which means any increase in end-user demand should rapidly be reflected at the producer level.

    While some further decline in feedstock and energy costs is expected, margin expansion in Plastics is not anticipated due to weak market fundamentals, which will probably persist until general economic conditions improve. Margins are expected to face additional pressure in Chemicals, despite improvement in natural gas prices. Performance Plastics businesses are exposed to automotive, electronic, and building and construction industries, which are expected to be weaker in the fourth quarter. Performance Chemicals should be relatively stable. Substantial recovery is expected in Agricultural Products in the fourth quarter, as the pre-season buying begins in North American. Overall, Dow's results will reflect additional bottom-line benefits from synergies associated with the merger with Union Carbide and other acquisitions as we continue to make progress toward our targets. Based on these factors, Dow expects to earn between $0.10 and $0.20 per share in the fourth quarter, with some risk on the downside if volumes are disappointing. While next year's outlook is uncertain and industry conditions will continue to be challenging, the Company expects earnings in 2002 to be better than 2001 earnings.

CHANGES IN FINANCIAL CONDITION

The following tables present total debt, working capital and certain balance sheet ratios at September 30, 2001 versus December 31, 2000:

In millions	Sept. 30, 2001	Dec. 31, 2000	Increase (Decrease)
Notes payable	$3,301	$2,519	$782
Long-term debt due within one year	42	318	(276)
Long-term debt	8,711	6,613	2,098

Total debt	$12,054	$9,450	$2,604

    At September 30, 2001, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $3.1 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $1.1 billion were available for use by foreign subsidiaries. At September 30, 2001, there was a total of $1.7 billion in available SEC registered securities, as well as Japanese yen 70 billion (approximately $585 million) available in yen-denominated securities through the Japanese Ministry of Finance.

    On May 15, 2001, the Company closed the sale of $1 billion of three-year notes in a private offering with full SEC registration rights. These privately placed notes are being exchanged for public notes registered with the SEC in the fourth quarter of 2001. On June 22, 2001, the Company closed the sale of Japanese yen 30 billion (approximately $220 million) five-year notes in Japan in a public offering. On September 10, 2001, the Company issued an additional $300 million of public notes due in 2011 to the $500 million previously issued on February 8, 2001. On September 26, 2001, the Company signed a Euro 2 billion European medium-term note program (EMTN), listed on the Luxembourg Stock Exchange. The EMTN allows the Company to issue securities in a variety of currencies and maturities. On October 18, 2001, the Company issued a Euro 600 million (approximately $540 million) five-year bond under its EMTN program.

In millions	Sept. 30, 2001	Dec. 31, 2000	Increase (Decrease)
Cash and cash equivalents	$480	$278	$202
Marketable securities and interest-bearing deposits	68	163	(95)
Accounts and notes receivable—net	6,874	6,419	455
Inventories:
Finished and work in process	3,828	3,396	432
Materials and supplies	885	817	68
Deferred income tax assets—current	579	250	329

Total current assets	12,714	11,323	1,391

Total current liabilities	10,533	10,173	360

Working capital	$2,181	$1,150	$1,031

    Cash provided by operating activities was $427 million for the nine months ended September 30, 2001 compared with $1,148 million for the same period last year. The decline was primarily the result of lower net income. Net income for the first nine months of the year was negatively impacted by lower selling prices, higher hydrocarbon and feedstock costs, and a special charge for merger-related expenses and restructuring. Cash of $500 million was generated from the issuance of preferred securities by a new subsidiary. Cash of $797 million was also generated by sales of available-for-sale securities in excess of purchases of similar securities. Additional cash of $2.6 billion was generated from a combination of new short and long-term debt. Cash was used to fund acquisitions, for capital expenditures, and to pay dividends. See the Consolidated Statements of Cash Flows and Notes E and F to Financial Statements for further details.

Balance Sheet Ratios	Sept. 30, 2001	Dec. 31, 2000
Current assets over current liabilities	1.2:1	1.1:1
Days-sales-outstanding-in-receivables	50	45
Days-sales-in-inventory	78	73
Debt as a percent of total capitalization	50.7%	42.5%

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

    On October 30, 2001, the Company paid a quarterly dividend of $0.335 per share to shareholders of record on September 28, 2001. Since 1912, the Company has paid a dividend every quarter and in each instance Dow has maintained or increased the dividend.

OTHER MATTERS

ACCOUNTING CHANGES
See Note B to Financial Statements for a discussion of accounting changes.

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

    Dow uses value at risk (VAR), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. The following table is given as an example:

Average Daily VAR at December 31* In millions	2000	1999
Foreign exchange	$7	$5
Interest rate	45	69
Equity exposures, net of hedges	26	14
Commodities	28	—

*
Using a 95 percent confidence level

    Management believes there have been no material changes in market risk or in risk management policies since December 31, 2000.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters

No material developments regarding this matter occurred during the third quarter of 2001. For a summary of the history and current status of this matter, see Note G to Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

    None

(b)
Reports on Form 8-K.

    The following Current Reports on Form 8-K were filed by the Company during the third quarter of 2001:

    On July 26, 2001, the Company filed a Current Report on Form 8-K that included a press release issued on the same day announcing the second quarter 2001 results for the Company.

    On September 21, 2001, the Company filed a Current Report on Form 8-K that included a press release issued on the same day announcing it no longer expected to meet its previously stated earnings estimate for the third quarter.

    The following Current Report on Form 8-K was filed by the Company subsequent to the third quarter of 2001:

    On October 25, 2001, the Company filed a Current Report on Form 8-K that included a press release issued on the same day announcing the third quarter 2001 results for the Company.

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

Date: November 06, 2001

/s/ Frank H. Brod Frank H. Brod Vice President & Controller

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (Note A)
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Comprehensive Income
Notes to Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
SIGNATURE