Form 10-Q
period 2002-03-31
DOW CHEMICAL CO /DE/
filed 2002-05-03
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

FOR THE QUARTER ENDED March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

.

Class	Outstanding at March 31, 2002
Common Stock, $2.50 par value	907,677,392 shares

The Dow Chemical Company
Table of Contents

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements (Note A)

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	March 31, 2002	March 31, 2001
Net Sales	$6,262	$7,386

Cost of sales	5,321	6,456
Research and development expenses	250	272
Selling, general and administrative expenses	391	452
Amortization of intangibles	14	33
Merger-related expenses and restructuring (Note C)	13	1,384
Insurance and finance company operations, pretax income	9	11
Equity in earnings (losses) of nonconsolidated affiliates	(26)	35
Sundry income (expense)—net	(13)	283

Earnings (Loss) before Interest, Income Taxes and Minority Interests	243	(882)

Interest income	16	24
Interest expense and amortization of debt discount	189	182

Income (Loss) before Income Taxes and Minority Interests	70	(1,040)

Provision (Credit) for income taxes	24	(340)
Minority interests' share in income	8	17

Income (Loss) before Cumulative Effect of Changes in Accounting Principles	38	(717)

Cumulative effect of changes in accounting principles (Note B)	67	32

Net Income (Loss) Available for Common Stockholders	$105	$(685)

Share Data
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—basic	$0.04	$(0.80)
Earnings (Loss) per common share—basic	$0.12	$(0.76)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—diluted	$0.04	$(0.80)
Earnings (Loss) per common share—diluted	$0.11	$(0.76)
Common stock dividends declared per share of common stock	$0.335	$0.29
Weighted-average common shares outstanding—basic	907.3	898.1
Weighted-average common shares outstanding—diluted	915.1	898.1

Depreciation	$388	$388

Capital Expenditures	$297	$273

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2002	Dec. 31, 2001
Assets
Current Assets
Cash and cash equivalents	$234	$220
Marketable securities and interest-bearing deposits	63	44
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2002: $120; 2001: $123)	3,223	2,868
Other	2,004	2,230
Inventories:
Finished and work in process	3,446	3,569
Materials and supplies	859	871
Deferred income tax assets—current	438	506

Total current assets	10,267	10,308

Investments
Investment in nonconsolidated affiliates	1,494	1,581
Other investments	1,714	1,663
Noncurrent receivables	963	802

Total investments	4,171	4,046

Property
Property	36,007	35,890
Less accumulated depreciation	22,580	22,311

Net property	13,427	13,579

Other Assets
Goodwill (Note E)	3,123	3,130
Other intangible assets (Note E)	560	607
Deferred income tax assets—noncurrent	2,136	2,248
Deferred charges and other assets	1,667	1,597

Total other assets	7,486	7,582

Total Assets	$35,351	$35,515

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$1,719	$1,209
Long-term debt due within one year	559	408
Accounts payable:
Trade	2,368	2,713
Other	1,095	926
Income taxes payable	199	190
Deferred income tax liabilities—current	56	236
Dividends payable	304	323
Accrued and other current liabilities	2,095	2,120

Total current liabilities	8,395	8,125

Long-Term Debt	9,099	9,266

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	765	760
Pension and other postretirement benefits—noncurrent	2,461	2,475
Other noncurrent obligations	3,434	3,539

Total other noncurrent liabilities	6,660	6,774

Minority Interest in Subsidiaries	352	357

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	—	—
Unearned ESOP shares	(89)	(90)
Retained earnings	10,902	11,112
Accumulated other comprehensive loss	(1,090)	(1,070)
Treasury stock at cost	(2,331)	(2,412)

Net stockholders' equity	9,845	9,993

Total Liabilities and Stockholders' Equity	$35,351	$35,515

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	March 31, 2002	March 31, 2001
Operating Activities
Income (Loss) before cumulative effect of changes in accounting principles	$38	$(717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	416	434
Credit for deferred income tax	(67)	(461)
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	58	(17)
Minority interests' share in income	8	17
Net loss on sales of property and businesses	—	10
Other net gain	(31)	(249)
Merger-related expenses and restructuring	—	1,205
Tax benefit—nonqualified stock option exercises	11	4
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(365)	(25)
Inventories	134	(165)
Accounts payable	(129)	(461)
Other assets and liabilities	76	(159)

Cash provided by (used in) operating activities	149	(584)

Investing Activities
Capital expenditures	(297)	(273)
Proceeds from sales of property and businesses	3	74
Acquisitions of businesses, net of cash received	—	(364)
Investments in nonconsolidated affiliates	(8)	(36)
Advances to nonconsolidated affiliates	—	(29)
Purchases of investments	(606)	(717)
Proceeds from sales of investments	555	1,168

Cash used in investing activities	(353)	(177)

Financing Activities
Changes in short-term notes payable	532	548
Payments on long-term debt	(14)	(9)
Proceeds from issuance of long-term debt	11	504
Purchases of treasury stock	(3)	(4)
Proceeds from sales of common stock	33	23
Distributions to minority interests	(33)	(25)
Dividends paid to stockholders	(303)	(307)

Cash provided by financing activities	223	730

Effect of Exchange Rate Changes on Cash	(5)	(3)

Summary
Increase (Decrease) in cash and cash equivalents	14	(34)
Cash and cash equivalents at beginning of year	220	278

Cash and cash equivalents at end of period	$234	$244

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	March 31, 2002	March 31, 2001
Net Income (Loss) Available for Common Stockholders	$105	$(685)

Other Comprehensive Income (Loss), Net of Tax
Net unrealized losses on investments	(7)	(287)
Translation adjustments	(33)	(108)
Net gains on cash flow hedging derivative instruments	20	29

Total other comprehensive loss	(20)	(366)

Comprehensive Income (Loss)	$85	$(1,051)

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

(Unaudited)

Note A—Consolidated Financial Statements

        The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed on March 20, 2002 for the year ended December 31, 2001. Except as otherwise indicated by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

Note B—Accounting Changes

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Based on the revised effective date, the Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion of the Company's use of derivative instruments and risk management objectives.

        The Company uses derivative instruments to manage exposures to currency exchange rates, commodity prices and interest rate risks. The adoption of SFAS No. 133 resulted in a cumulative transition adjustment gain of $32 million ($51 million pretax) and a cumulative after-tax increase to accumulated other comprehensive income ("AOCI") of $65 million ($103 million pretax) in the first quarter of 2001.

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

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which replaces Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Under SFAS No. 141, all business combinations initiated after June 30, 2001 are accounted for using the purchase method. As required by SFAS No. 141, negative goodwill of $89 million associated with the acquisition of Buna Sow Leuna Olefinverbund ("BSL") in 1997 was written off and included in the cumulative effect of changes in accounting principles in the first quarter of 2002. The application of SFAS No. 141 did not result in the reclassification of any amounts previously recorded as goodwill or other intangible assets.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which replaces APB Opinion No. 17, "Intangible Assets," and establishes new accounting and reporting requirements for goodwill and other intangible assets, effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill and intangible assets that are deemed to have indefinite useful lives are not amortized, but are subject to impairment testing. Impairment testing is required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), Dow plans to perform impairment tests during the fourth quarter of each year, in conjunction with the Company's annual budgeting process. Effective January 1, 2002, Dow ceased all amortization of goodwill, which is its only intangible asset with an indefinite useful life, and tested recorded goodwill for impairment by comparing the fair value of each reporting unit, determined using a discounted cash flow method, with its carrying value. As a result of the Company's impairment testing, goodwill impairment losses totaling $22 million were recorded in the first quarter of 2002 and included in the cumulative effect of changes in accounting principles. Summaries of the impairment losses are as follows:

  •
  The Hampshire Fine Chemicals reporting unit has experienced increased competition and the loss of several large customers. The reporting unit has revised its 10-year earnings forecast to reflect the decreased profitability outlook, and as a result, the Company recognized a goodwill impairment loss of $18 million in the first quarter of 2002 in the Performance Chemicals segment.

  •
  The Rubber reporting unit has faced increased competition and customer consolidations resulting in steadily declining margins. Revisions were made to the 10-year earnings forecast to reflect these negative trends and, as a result, a goodwill impairment loss of $4 million was recognized in the first quarter of 2002 in the Plastics segment.

        As required by SFAS No. 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and determined them to be appropriate. See Note E for additional disclosures regarding the adoption of SFAS No. 142.

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

Note C—Merger-Related Expenses and Restructuring

        On March 29, 2001, management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the Union Carbide Corporation ("Union Carbide") merger (see Note D) on February 6, 2001. These decisions were based on management's assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge in the first quarter of 2001 of $1,384 million, which was included in Unallocated and Other for segment reporting purposes.

        The special charge included $643 million for employee-related costs, which consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The Company's integration plans included a workforce reduction of approximately 4,500 people, primarily from Union Carbide's administrative, marketing, purchasing, research and development, and manufacturing workforce. The charge for severance was based upon the severance plan provisions communicated to employees. According to the initial integration plans, the Company expected to expend approximately 66 percent of the employee-related costs within the first two years following the merger, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period. The Company is in the process of determining these costs and the period of time over which they will be expended. During the fourth quarter of 2001, a review of the Company's integration plans resulted in a revision to the estimated workforce reduction, as actual reductions had exceeded the original plans. Consequently, the severance provision was increased $56 million for an additional workforce reduction of approximately 600 people. As of December 31, 2001, severance of $333 million had been paid to approximately 3,100 former employees. In the first quarter of 2002, severance of $81 million was paid to approximately 1,150 former employees, bringing the program-to-date amount to $414 million paid to approximately 4,250 former employees.

        The special charge included $122 million for transaction costs, which consisted primarily of investment banking, legal and accounting fees. All of these costs had been paid at March 31, 2001.

        The special charge included $619 million for the write-down of duplicate assets and facilities directly related to the merger, the loss on divestitures required to obtain regulatory approval for the merger, asset impairments and lease abandonment reserves. Duplicate assets consisted principally of capitalized software costs, information technology equipment, and research and development facilities and equipment, all of which were written off during the first quarter of 2001. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $62 million. In November 2001, the decision to close a research and development facility in Bound Brook, New Jersey, was reversed in light of difficult economic conditions; the facility will now remain open until at least 2005. Consequently, $55 million of the special charge was reversed during the fourth quarter. At December 31, 2001, $77 million of the reserve remained for the abandonment of leased facilities and demolition costs; at March 31, 2002, $73 million of the reserve remained.

        In addition to the special charge, one-time merger and integration costs of $115 million were recorded in 2001. In the first quarter of 2002, one-time merger and integration costs were $13 million; there were no one-time merger and integration costs in the first quarter of 2001.

        The following table summarizes the activity in the special charge reserve:

In millions	Labor-related Costs	Transactions Costs	Write-down of Duplicate Assets and Facilities	One-time Merger and Integration Costs	Total
2001:
Special charge	$643	$122	$619	—	$1,384
Adjustments to reserve	43	—	(55)	$115	103
Charges against reserve	(333)	(122)	(487)	(115)	(1,057)

Balance at Dec. 31, 2001	$353	—	$77	—	$430

2002:
Adjustments to reserve	—	—	—	$13	$13
Charges against reserve	$(81)	—	$(4)	(13)	(98)

Balance at March 31, 2002	$272	—	$73	—	$345

Note D—Acquisitions and Divestitures

Union Carbide Corporation Merger

        In August 1999, The Dow Chemical Company and Union Carbide Corporation announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, Union Carbide stockholders received 1.611 shares of Dow stock (on a post-split basis) for each share of Union Carbide stock they owned, for a total of approximately 219 million shares. Based upon Dow's closing price of $124 11/16 (pre-split) on August 3, 1999, the transaction was valued at $66.96 per Union Carbide share, or $11.6 billion in aggregate including $2.3 billion of net debt. According to the agreement, the merger was subject to certain conditions, including approval by Union Carbide stockholders and review by antitrust regulatory authorities in the United States, Europe and Canada. Union Carbide stockholders approved the merger on December 1, 1999. On May 3, 2000, the European Commission approved the merger subject to certain conditions. On February 6, 2001, after receiving clearance from the U.S. Federal Trade Commission, the Canadian Competition Bureau and other jurisdictions around the world, Union Carbide merged with a subsidiary of The Dow Chemical Company, and Union Carbide became a wholly owned subsidiary of Dow. As part of the regulatory approval process, the Company agreed to:

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

        The Union Carbide merger was accounted for as a pooling of interests. See Note C regarding a special charge for merger-related expenses and restructuring recorded in 2001.

Other Significant Acquisitions and Divestitures

        In January 2001, the Company acquired the 50 percent interest in Gurit-Essex AG that it did not previously own from Gurit-Heberlein AG for approximately $390 million. Gurit-Essex AG is the largest European supplier of automotive adhesives, sealants and body engineered systems for the automotive OEM and aftermarket. The acquisition globalized Dow Automotive's product availability and doubled the Company's adhesives, sealants and body engineered systems business.

        On February 9, 2001, Dow announced it had reached an agreement with EniChem to acquire its polyurethanes business, which had annual sales of approximately $500 million. The acquisition, which strengthens Dow's polyurethanes portfolio by enhancing its European presence, was completed in April 2001 for a net cash cost of approximately $80 million. Under the terms of the agreement, Dow divested Union Carbide's 50 percent interest in Polimeri Europa S.r.l. to EniChem in order to satisfy the European Commission's conditions for approval of the merger.

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

        On March 29, 2001, Dow announced it was making a tender offer to acquire 100 percent of the outstanding shares of Ascot Plc, a publicly traded U.K. company with annual chemical sales of approximately $335 million. The European Commission granted regulatory approval of the acquisition on May 11, 2001, and the Company declared its offer to acquire Ascot wholly unconditional on June 1, 2001. The acquisition is valued at approximately $450 million. Dow has integrated the Fine Chemicals and Specialty Chemicals businesses of Ascot into Dow's Performance Chemicals' business group. Allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

Note E—Goodwill and Other Intangible Assets

        The following table provides pro forma results for the three months ended March 31, 2001, compared with actual results for the three months ended March 31, 2002, as if the non-amortization provisions of SFAS No. 142 had been applied:

	Three Months Ended
In millions, except per share amounts	March 31, 2002	March 31, 2001
Reported income (loss) before cumulative effect of changes in accounting principles	$38	$(717)
Reported net income (loss)	$105	$(685)

Adjustments:
Goodwill amortization, net of tax	—	$23
Negative goodwill amortization, net of tax	—	(3)
Equity method goodwill amortization, net of tax	—	3

Total adjustments	—	$23

Adjusted income (loss) before cumulative effect of changes in accounting principles	$38	$(694)
Adjusted net income (loss)	$105	$(662)

Reported earnings (loss) before cumulative effect of changes in accounting principles per common share—basic	$0.04	$(0.80)
Reported earnings (loss) per common share—basic	$0.12	$(0.76)

Adjustments:
Goodwill amortization, net of tax	—	$0.03
Negative goodwill amortization, net of tax	—	—
Equity method goodwill amortization, net of tax	—	—

Total adjustments	—	$0.03

Adjusted earnings (loss) before cumulative effect of changes in accounting principles per common share—basic	$0.04	$(0.77)
Adjusted earnings (loss) per common share—basic	$0.12	$(0.73)

Reported earnings (loss) before cumulative effect of changes in accounting principles per common share—diluted	$0.04	$(0.80)
Reported earnings (loss) per common share—diluted	$0.11	$(0.76)

Adjustments:
Goodwill amortization, net of tax	—	$0.03
Negative goodwill amortization, net of tax	—	—
Equity method goodwill amortization, net of tax	—	—

Total adjustments	—	$0.03

Adjusted earnings (loss) before cumulative effect of changes in accounting principles per common share—diluted	$0.04	$(0.77)
Adjusted earnings (loss) per common share—diluted	$0.11	$(0.73)

        Accumulated amortization for goodwill upon adoption of SFAS No. 142 was $569 million. The following table shows changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by operating segment:

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Balance at January 1, 2002	$889	$757	$1,303	$118	$63	$3,130

Impairment losses:
Hampshire Fine Chemicals	—	(18)	—	—	—	(18)
Rubber	—	—	—	(4)	—	(4)

Total impairment losses	—	(18)	—	(4)	—	(22)

Purchase price allocation adjustments:
Ascot goodwill	—	(1)	—	—	—	(1)
Rohm and Haas goodwill	—	—	(9)	—	—	(9)
Reichhold Specialty Latex goodwill	—	25	—	—	—	25

Total adjustments	—	24	(9)	—	—	15

Balance at March 31, 2002	$889	$763	$1,294	$114	$63	$3,123

        The following table provides information regarding the Company's other intangible assets:

	At March 31, 2002			At December 31, 2001
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$278	$(94)	$184	$269	$(88)	$181
Patents	153	(50)	103	160	(52)	108
Software	312	(194)	118	301	(181)	120
Trademarks	126	(7)	119	126	(6)	120
Other	49	(13)	36	97	(19)	78

Total	$918	$(358)	$560	$953	$(346)	$607

        Amortization expense for other intangible assets was $14 million for the three months ended March 31, 2002, compared with $10 million for the three months ended March 31, 2001. Estimated amortization expense for 2002 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2002	$82
2003	72
2004	66
2005	52
2006	42
2007	31

Note F—Commitments and Contingent Liabilities

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

        The Company's financial statement exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning, which, after fully reserving its investment in Dow Corning and reserving its share of equity earnings through the third quarter of 2000, is not material. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding are not expected to have a material adverse impact on the Company's consolidated financial statements.

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

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $441 million at March 31, 2002, for environmental matters, including $45 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

        Union Carbide Corporation, a wholly owned subsidiary of the Company, has filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002, and has provided the disclosure below concerning asbestos. The Company does not consider Union Carbide's asbestos-related liability to be material to Dow's consolidated financial statements. The disclosures contained in Union Carbide's Form 10-Q are provided in this filing to more broadly disclose information concerning Union Carbide's asbestos-related liability. References below to the "Corporation" or to "UCC" refer to Union Carbide Corporation.

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

          "The rate at which plaintiffs file asbestos-related suits against the Corporation and Amchem has been influenced by the bankruptcy filings of several former CCR members. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. The Corporation cannot estimate the range of liability that will result from these future cases. The Corporation will aggressively defend or reasonably resolve, as appropriate, both pending and future cases. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits have been covered by third-party insurance.

          "For pending cases, the Corporation had asbestos-related litigation accruals of $233 million and related insurance recovery receivables of $223 million at December 31, 2001. At March 31, 2002, the Corporation had asbestos-related litigation accruals of $270 million and related insurance recovery receivables of $258 million. In addition, at March 31, 2002, the Corporation had other litigation accruals, unrelated to environmental or asbestos litigation, of $15 million and related insurance recovery receivables of $15 million.

          "While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse effect on the consolidated financial position of the Corporation, but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable."*

*
Union Carbide Corporation, Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, Notes to the Consolidated Financial Statements, Note F—Commitments and Contingent Liabilities, Litigation.

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

Purchase Commitments

        The Company has three major agreements for the purchase of ethylene-related products in Canada. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $221 million in 2001, $178 million in 2000 and $144 million in 1999.

        At December 31, 2001, the Company had various outstanding commitments for take or pay and throughput agreements, including the purchase agreements referred to above, for terms extending from one to 20 years. In general, such commitments were at prices not in excess of current market prices.

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2001 (in millions)
2002	$542
2003	512
2004	470
2005	431
2006	277
2007 through expiration of contracts	1,889

Total	$4,121

        In addition to the take or pay obligations at December 31, 2001, the Company had outstanding purchase commitments which ranged from one to 20 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $152 million. In general, such commitments were at prices not in excess of current market prices. The Company also had outstanding commitments for construction performance and lease payment guarantees and other obligations of $860 million. The Company was also committed to lease manufacturing facilities under construction in The Netherlands.

Note G—Operating Segments and Geographic Areas

	Three Months Ended
In millions	March 31, 2002	March 31, 2001
Operating segment sales
Performance Plastics	$1,719	$1,921
Performance Chemicals	1,259	1,310
Agricultural Sciences	645	605
Plastics	1,428	1,769
Chemicals	685	996
Hydrocarbons and Energy	485	709
Unallocated and Other	41	76

Total	$6,262	$7,386

Operating segment EBIT (1)
Performance Plastics	$247	$217
Performance Chemicals	198	100
Agricultural Sciences	26	43
Plastics	(62)	33
Chemicals	(53)	(7)
Hydrocarbons and Energy	31	11
Unallocated and Other	(144)	(1,279)

Total	$243	$(882)

Geographic area sales
United States	$2,556	$3,205
Europe	2,155	2,370
Rest of World	1,551	1,811

Total	$6,262	$7,386

(1)
The financial results for March 31, 2002 do not include goodwill amortization as a result of adopting SFAS No. 142 (see Note E). Amortization expense included in EBIT for the three months ended March 31, 2001 was as follows:

Performance Plastics	$5
Performance Chemicals	4
Agricultural Sciences	14
Plastics	1
Chemicals	—
Hydrocarbons and Energy	1
Unallocated and Other	(2)

Total	$23

        The reconciliation between "Earnings (Loss) before Interest, Income Taxes and Minority Interests ("EBIT")" and "Income (Loss) before Income Taxes and Minority Interests" consists of "Interest income" and "Interest expense and amortization of debt discount," and can be found in the Consolidated Statements of Income. Intersegment revenues are not material in total or in any one operating segment.

The Dow Chemical Company and Subsidiaries
Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of The Dow Chemical Company and its subsidiaries ("Dow" or the "Company"). This section covers the current performance and outlook of the Company and each of its operating segments. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Company's operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission ("SEC"). These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Company's expectations will be realized. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

RESULTS OF OPERATIONS

Selected data for the three months ended March 31, 2002 and 2001:

	Three Months Ended
In millions, except per share amounts	March 31, 2002	March 31, 2001
Sales	$6,262	$7,386
Cost of sales	5,321	6,456
% of sales	85%	87%
Research and development, and selling, general and administrative expenses	641	724
% of sales	10%	10%
Earnings (Loss) before interest, income taxes and minority interests ("EBIT")	243	(882)
% of sales	4%	(12)%
Effective tax rate	34.3%	32.7%
Net income (loss) available for common stockholders	$105	$(685)
Earnings (Loss) per common share—basic	$0.12	$(0.76)
Earnings (Loss) per common share—diluted	$0.11	$(0.76)
Operating rate percentage	76%	77%

        Net sales for the first quarter of 2002 were $6.3 billion, down from record first quarter sales of $7.4 billion last year. Compared with last year, prices fell sharply, by 19 percent, while volume improved 4 percent (see Sales Volume and Price table on page 21). Prices, down $1.4 billion in total, declined in all operating segments and across all geographies, with the most significant declines reported by the Company's basics businesses as the chemical industry continued to experience trough-level pricing. Volume improved in all segments, except Chemicals, substantially due to the addition of sales from recently acquired businesses (primarily Rohm and Haas' agricultural chemicals business, EniChem's polyurethanes business and Ascot Plc). Information regarding significant acquisitions and divestitures can be found in Note D to the Consolidated Financial Statements. Excluding net acquisitions, volume was flat versus the same quarter last year. From a geographic standpoint, substantial volume growth was reported in Europe and Asia Pacific, offsetting lower demand in the United States. In Latin America and Canada, volume was up slightly.

        Operating expenses (research and development, and selling, general and administrative expenses) were $641 million for the first quarter of 2002, down $83 million, or 11 percent, from $724 million last year due to cost control efforts and the realization of merger-related cost synergies. Excluding growth initiatives, acquisitions and divestitures, operating expenses were down 14 percent from the same quarter last year.

        Net income for the first quarter was $105 million or $0.11 per share, compared with a loss of $685 million or a loss of $0.76 per share for the first quarter of 2001. While feedstock and energy costs were down $1.1 billion versus last year, selling prices declined $1.4 billion, compressing margins. Net income for the quarter was impacted by three unusual items: additional pretax expenses of $13 million related to the Union Carbide merger, pretax goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates, and a net after-tax gain of $67 million related to the adoption of two new accounting standards (SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets.") Net income for the first quarter of 2001 was also impacted by three unusual items: a pretax special charge of $1.4 billion for costs related to the Union Carbide merger, a pretax gain of $266 million on the sale of stock in Schlumberger Ltd., and an after-tax transition adjustment gain of $32 million related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Notes B and C to the Consolidated Financial Statements provide additional information regarding accounting changes and merger-related expenses, respectively.

        The following table shows the impact of the unusual items recorded in the quarters ended March 31, 2002 and 2001 on earnings (loss) before interest, income taxes and minority interests ("EBIT"); net income (loss); and earnings (loss) per common share—diluted:

	EBIT		Net Income		Earnings Per Share
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
Unusual items:
Merger-related expenses and restructuring	$(13)	$(1,384)	$(8)	$(919)	$(0.01)	$(1.02)
Goodwill impairment losses in nonconsolidated affiliates	(16)	—	(16)	—	(0.02)	—
Gain on sale of Schlumberger stock	—	266	—	168	—	0.18
Cumulative effect of changes in accounting principles	—	—	67	32	0.07	0.04

Total unusual items	$(29)	$(1,118)	$43	$(719)	$0.04	$(0.80)

As reported	$243	$(882)	$105	$(685)	$0.11	$(0.76)
Excluding unusual items	$272	$236	$62	$34	$0.07	$0.04

PERFORMANCE PLASTICS

        Performance Plastics sales of $1,719 million for the first quarter were down 11 percent from $1,921 million in the first quarter of 2001, as prices fell 12 percent and volume improved slightly. Excluding acquisitions, volume was down 3 percent, reflecting weak industry demand in most of the segment's businesses. Despite lower sales in the quarter, EBIT for the segment was $247 million, up 14 percent from $217 million last year, reflecting the realization of cost synergies related to the Union Carbide merger and 2001 acquisitions, and the impact of cost control initiatives, including Six Sigma.

        Dow Automotive sales for the first quarter of 2002 were down slightly from a year ago, as lower selling prices more than offset an increase in volume. The decline in selling prices reflects the general weakness of the global automotive industry. First quarter EBIT for the business improved significantly as the business realized cost synergies related to the acquisition of the remaining 50 percent of Gurit-Essex AG in January 2001 (see Note D to the Consolidated Financial Statements). Lower operating expenses also contributed to the improvement in EBIT.

        Engineering Plastics sales for the quarter were down 10 percent from the first quarter of 2001, as improved volume was more than offset by a sharp decline in prices, across most geographic areas and most of the business' product lines. Despite lower operating expenses, EBIT for the quarter declined versus last year due to the decline in prices.

        Sales of Epoxy Products and Intermediates were down more than 20 percent from last year due to declines in both volume and price. The declines in prices were the result of intense competition during a period of soft demand. EBIT for the quarter improved versus the first quarter of last year as lower raw material costs and operating expenses offset the impact of lower sales. First quarter results were also impacted by a favorable litigation settlement.

        Fabricated Products sales for the first quarter of 2002 were down slightly versus last year, as price declines exceeded volume growth of 3 percent. Price declines were reported in most product lines, but were most significant for engineered films and laminates due to slow demand. EBIT for the first quarter of 2002 was up due to volume growth and lower raw material costs.

        Polyurethanes sales for the first quarter were down 7 percent compared with the first quarter of 2001, as price declines of 14 percent well exceeded a 7 percent improvement in volume. Excluding last year's acquisition of EniChem's polyurethanes business, volume was down 2 percent, reflecting soft global demand for durable goods. Volume continued to be strong, however, for toluene diisocyanate ("TDI") and systems formulations, both primarily due to the EniChem acquisition. Prices declined across most product lines and all geographic areas as economic conditions remained weak. Despite lower propylene costs, EBIT for the first quarter declined versus last year primarily due to lower selling prices.

        Wire and Cable sales for the first quarter of 2002 were down from the first quarter of last year primarily due to lower demand for telecommunications cable. EBIT for the first quarter improved versus last year due to lower ethylene costs, the realization of merger-related cost synergies, and some improvement in selling prices.

PERFORMANCE CHEMICALS

        Performance Chemicals sales for the first quarter of 2002 were $1,259 million, down 4 percent from $1,310 million in the first quarter of last year. Volume improved 1 percent as prices fell 5 percent. Excluding the divestiture of businesses required for regulatory approval of the Union Carbide merger and the recent acquisition of Ascot Plc (see Note D to the Consolidated Financial Statements), volume declined 3 percent, reflecting weak economic conditions. First quarter EBIT for the segment was $198 million, up significantly from $100 million last year due to lower raw material costs and the realization of merger-related cost synergies.

        Custom and Fine Chemicals sales for the first quarter of 2002 increased significantly compared with last year due primarily to the acquisition of Ascot Plc in 2001. EBIT for the quarter improved due to increased volume and the realization of cost synergies related to the Ascot acquisition.

        Emulsion Polymers sales for the quarter were down 6 percent, as volume growth of 6 percent was more than offset by an 12 percent decline in prices versus the same quarter last year. Volume was particularly strong in the United States for styrene-butadiene latex sold into the carpet industry. Prices declined significantly in Europe for styrene-butadiene latex sold into the paper industry. EBIT for the first quarter improved significantly from last year due to lower styrene monomer costs.

        Industrial Chemicals sales were down 9 percent from the first quarter of 2001 due primarily to lower demand, although selling prices also declined compared with last year. EBIT for the business improved significantly versus last year due to lower costs for ethylene oxide and the realization of cost synergies related to the Union Carbide merger.

        Oxide Derivatives sales for the first quarter of 2002 were down 21 percent compared with last year due to the divestiture of Dow's ethyleneamines, ethanolamines and North American GAS/SPEC gas treating businesses last year. These divestitures were required for regulatory approval of the Union Carbide merger. Excluding the divestitures, volume was down 7 percent, as the business decided to forego lower margin glycol ethers sales. Prices were relatively stable compared with the first quarter of 2001. EBIT improved substantially in the first quarter as margins improved due to lower raw material costs and the realization of merger-related cost synergies.

        Specialty Polymers sales in the first quarter were down 9 percent from the same period of 2001 due primarily to a decline in volume, although prices were also down slightly. EBIT for the business improved significantly compared with last year due to lower raw material costs and the realization of merger-related cost synergies.

        Water Soluble Polymers sales for the quarter were up slightly versus the first quarter of 2001, as an improvement in volume was partially offset by a decline in prices. Volume was particularly strong for POLYOX water soluble resins and continued to be strong for METHOCEL cellulose ethers used in the construction industry. EBIT for the first quarter improved versus last year due to the realization of merger-related cost synergies.

AGRICULTURAL SCIENCES

        Sales of Agricultural Sciences for the first quarter of 2002 were $645 million, up 7 percent from $605 million last year. Volume for the segment was up 9 percent, while prices declined 2 percent due to the negative impact of currency in Europe. Excluding the impact of the acquisition of Rohm and Haas' agricultural chemicals business in

June of last year (see Note D to the Consolidated Financial Statements), volume fell 9 percent. In the fourth quarter of 2001, the agricultural industry experienced some shift in seasonal business in North America, resulting in lower sales in the first quarter of this year compared with last year. Adding to the decline in volume were lower sales of seeds in the first quarter due to an intensely competitive environment. EBIT for the quarter was $26 million, down from $43 million in the first quarter of 2001, due in part to the write-down of accounts receivable in Argentina and a write-down related to the closure of seed production facilities.

PLASTICS

        Plastics sales in the first quarter of 2002 were $1,428 million, down 19 percent versus $1,769 million a year ago. Compared with last year, prices fell sharply, 30 percent, while volume grew 11 percent. EBIT for the quarter was a loss of $62 million, versus income of $33 million in the first quarter of 2001. While the segment benefited from lower hydrocarbon and energy costs versus last year, weak supply/demand balances resulted in a substantially larger decline in selling prices.

        Polyethylene sales were down substantially compared with the first quarter of last year, as volume growth of 6 percent was more than offset by a 31 percent drop in prices. Demand improved in all geographic areas versus the first quarter of 2001, except the United States, which was off significantly. Due to excess supply in the industry, significant price declines were reported for most products and in all geographic areas. The Company temporarily idled three polyethylene production trains in the first quarter of this year due to soft demand within the industry. Although the business received some benefit from lower ethylene costs and the realization of merger-related cost synergies, EBIT for the business was down significantly due to the sharp decline in selling prices.

        Polypropylene sales for the first quarter of 2002 continued an upward trend, as a significant increase in volume was partially offset by lower prices versus the same quarter last year. Volume growth was aided by the April 2001 acquisition of Basell's polypropylene plant in Cologne, Germany. Prices fell compared with last year due to low demand and weakening monomer prices. EBIT improved versus last year due to the increase in volume and lower propylene costs.

        Polystyrene sales were down significantly in the first quarter of 2002 compared with the same quarter last year. Prices fell 33 percent, as volume improved 12 percent. Prices weakened dramatically in all geographic areas during the quarter due to a sharp decline in industry demand. EBIT for the business declined compared with the first quarter of 2001 as selling prices fell more than the decline in styrene monomer costs.

CHEMICALS

        First quarter sales for the Chemicals segment were $685 million, down 31 percent from $996 million in the first quarter of 2001. Volume was down 5 percent due primarily to declines in caustic soda and vinyl chloride monomer ("VCM").The decline in VCM volume was related to the shutdown of VCM production facilities in Freeport, Texas, for most of the quarter, as the Company completed its capacity expansion for VCM. Volume improved during the quarter for ethylene oxide/EG and organic intermediates, solvents and monomers (OISM). Prices were down 26 percent compared with last year, with significant declines in VCM, caustic soda, EG and chloromethanes. EBIT for the segment was a loss of $53 million versus a loss of $7 million in the first quarter of 2001. Although there was some relief in the quarter from lower feedstock and energy costs and the realization of merger-related cost synergies, EBIT for the segment declined due to lower volume and selling prices.

HYDROCARBONS AND ENERGY

        Hydrocarbons and Energy sales for the quarter were $485 million, down 32 percent from $709 million in the first quarter of 2001. Volume improved 7 percent, while prices fell 39 percent, reflecting a sharp decline in hydrocarbon and energy costs. While Dow's total energy and hydrocarbon feedstock costs for the first quarter were approximately $1.1 billion lower than the first quarter of last year, selling prices for the Company in total fell $1.4 billion, negatively impacting margins in most of the Company's businesses. EBIT for the quarter was $31 million compared with $11 million last year.

UNALLOCATED AND OTHER

        EBIT for the quarter was a loss of $144 million compared with a loss of $1,279 million for the first quarter of 2001. Included in the results for Unallocated and Other are developmental expenses related to Growth Platforms, overhead and other cost recovery variances that are not allocated to the operating segments, results of insurance and finance company operations, gains and losses on sales of financial assets, foreign exchange hedging results, and Dow's share of the earnings/losses of Dow Corning Corporation and Cargill Dow LLC. First quarter results also included the unfavorable impact of additional merger-related expenses of $13 million, goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates, and the unfavorable impact of the devaluation of the Argentine peso. First quarter results for Unallocated and Other last year included a special charge of $1,384 million for costs related to the Union Carbide merger (see Note C to the Consolidated Financial Statements) and a $266 million gain on the sale of stock in Schlumberger Ltd.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended March 31, 2002
Percentage change from prior year
	Volume	Price	Total
Operating segments
Performance Plastics	1%	(12)%	(11)%
Performance Chemicals	1%	(5)%	(4)%
Agricultural Sciences	9%	(2)%	7%
Plastics	11%	(30)%	(19)%
Chemicals	(5)%	(26)%	(31)%
Hydrocarbons and Energy	7%	(39)%	(32)%

Total	4%	(19)%	(15)%

Geographic area sales
United States	(6)%	(14)%	(20)%
Europe	14%	(23)%	(9)%
Rest of World	8%	(22)%	(14)%

Total	4%	(19)%	(15)%

COMPANY SUMMARY

Operating Rate

        The Company's global plant operating rate for its chemicals and plastics businesses was 76 percent in the first quarter of 2002, down from 77 percent in the first quarter of 2001, but up from 73 percent in the fourth quarter of last year. The decline in operating rate from the first quarter of 2001 reflects a reduced run rate at several Dow plants as the Company manages inventory levels during a period of slower demand.

Amortization of Intangibles

        Amortization of intangibles was $14 million in the first quarter of 2002, down from $33 million in the first quarter of last year due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill amortization expense, reported as "Amortization of intangibles," in the first quarter of 2001 was $23 million. See Notes B and E to the Consolidated Financial Statements for additional information regarding this new accounting standard and the impact of adoption.

Merger-Related Expenses and Restructuring

        In the first quarter of 2001, a pretax special charge of $1,384 million was recorded for merger-related expenses and restructuring, which included transaction costs, employee severance, and the write-down of duplicate assets and facilities. In the first quarter of 2002, the Company recorded one-time merger and integration costs of $13 million. For details regarding these charges, see Note C to the Consolidated Financial Statements.

        The Company expects its integration plans and synergy activities related to the merger to result in annual cost savings of $1.1 billion by the end of the first quarter of 2003. By the end of the first quarter of 2002, the Company had taken actions that will result in annual cost savings of more than $850 million. The cost reductions will affect cost of sales, research and development expenses, and selling, general and administrative expenses. These actions are not expected to have an impact on future revenues.

Equity in Earnings (Losses) of Nonconsolidated Affiliates

        Dow's share of the earnings (losses) of nonconsolidated affiliates was a loss of $26 million in the first quarter of 2002, compared with income of $35 million in the same quarter last year. Equity earnings declined primarily due to start-up costs recorded at Cargill Dow and lower results from Dow Corning and UOP. Also contributing to the decline were goodwill impairment losses of $16 million recorded in the first quarter of 2002 related to investments in nonconsolidated affiliates.

Sundry Income (Expense)—Net

        Sundry income includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for the first quarter of 2002 was a net expense of $13 million compared with net income of $283 million in the first quarter of 2001. Sundry income for the first quarter of 2002 included the unfavorable impact of the devaluation of the Argentine peso. Last year, sundry income for the first quarter included a $266 million pretax gain on the sale of stock in Schlumberger Ltd.

Net Interest Expense

        Net interest expense (interest expense less capitalized interest and interest income) was $173 million in the first quarter of 2002 compared with $158 million in the first quarter of last year. Net interest expense was up due to an increase in total debt partially offset by lower interest rates.

Provision for Taxes on Income

        The effective tax rate for the first quarter was 34.3 percent compared with 32.7 percent for the same quarter of 2001.

Outlook

        The challenging conditions experienced by the chemical industry in 2001 carried over to the beginning of 2002. It appears that industry fundamentals reached a trough level late in the fourth quarter of 2001 and early in the first quarter of 2002, and improved somewhat as the first quarter progressed. Volume improved with increased end-user demand in certain markets, and customers started to rebuild inventories from unusually low levels. Higher than anticipated U.S. auto production and increased demand in the construction industry, due to a relatively mild winter, added volume support for a variety of chemicals and plastics. Some industries, particularly those tied to ethylene, remain oversupplied and will require several quarters of increasing demand to become more balanced. The increases in oil and natural gas prices during the first quarter have raised concerns about the industry's ability to improve margins in the near term. There also continues to be a risk to the industry of adverse currency impacts, particularly in Argentina.

        2001 was one of the most challenging years Dow and the rest of the chemical industry faced since the early 1980s. In the face of the spike in natural gas costs, the U.S. manufacturing recession, and the global economic impact of the events of September 11, Dow completed the Union Carbide merger and several other acquisitions, which are designed to bring improved performance going forward. Following very weak demand in December, the broad-based volume improvement in the first quarter is encouraging, with sequential volume gains in most businesses and geographies. A number of price increases are planned to be implemented in the second quarter and should help offset rising feedstock and energy costs in the basics businesses. While Plastics margins should improve in the second quarter, it may be mid-year before favorable results are seen for Chemicals. Performance Plastics and Performance Chemicals margins may be squeezed by rising feedstock costs, but it is expected that prices will remain stable and volumes will improve. Agricultural Sciences anticipates a good second quarter, with contributions from the former Rohm and Haas business offsetting continued difficult conditions in the agricultural industry globally. Productivity gains from the realization of cost synergies related to the merger and other acquisitions, Six Sigma and other business restructuring efforts are expected to continue to add to the bottom line, particularly as industry conditions improve. Overall, second quarter earnings should be markedly better than first quarter of 2002, but may not exceed the level of second quarter 2001. With continued progress in economic and industry conditions, results for 2002 are expected to show improvement compared with 2001.

CHANGES IN FINANCIAL CONDITION

        The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

In millions	March 31, 2002	March 31, 2001
Cash provided by (used in):
Operating activities	$149	$(584)
Investing activities	(353)	(177)
Financing activities	223	730
Effect of exchange rate changes on cash	(5)	(3)

Net change in cash and cash equivalents	$14	$(34)

        Cash provided by operating activities increased $733 million in the first quarter of 2002 compared with the first quarter of 2001 due to improved earnings and a decrease in working capital requirements.

        Cash used in investing activities increased in the first quarter of 2002 compared with the first quarter of 2001, principally due to a $502 million reduction in cash generated by sales of available-for-sale securities in excess of purchases of similar securities partially offset by a decrease in cash used for acquisitions.

        Cash provided by financing activities was lower in the first quarter of 2002 compared with the first quarter of 2001 primarily due to the issuance of new long-term debt in the first quarter of 2001.

        The following tables present working capital, total debt, and certain balance sheet ratios at March 31, 2002 versus December 31, 2001:

Working Capital In millions	March 31, 2002	Dec. 31, 2001
Current assets	$10,267	$10,308
Current liabilities	8,395	8,125

Working capital	$1,872	$2,183

Current ratio	1.22:1	1.27:1
Days-sales-outstanding-in-receivables	50	50
Days-sales-in-inventory	75	77
Total Debt In millions	March 31, 2002	Dec. 31, 2001	Increase (Decrease)
Notes payable	$1,719	$1,209	$510
Long-term debt due within one year	559	408	151
Long-term debt	9,099	9,266	(167)

Total debt	$11,377	$10,883	$494

Debt as a percent of total capitalization	50.4%	48.9%

        At March 31, 2002, the Company had unused and available credit facilities with various U.S. and foreign banks totaling $3.1 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $700 million were available for use by foreign subsidiaries. At March 31, 2002, there was a total of $1.2 billion available in SEC registered securities, as well as Japanese yen 70 billion (approximately $528 million) available in yen-denominated securities through the Japanese Ministry of Finance and Euro 1.4 billion (approximately $1.2 billion) available under the Company's Euro Medium-Term Note Program.

        On January 16, 2002, Fitch Inc. downgraded the Company's senior debt rating to "A", while affirming the Company's short term rating of "F1". On January 31, 2002, Standard & Poor's affirmed its longstanding "A" rating for the Company's long term debt and "A1" rating for the Company's short term debt. On April 9, 2002, Moody's Investors Services downgraded the Company's senior debt rating to "A3" and its short-term debt rating to "Prime-2." These changes have not resulted in any material impact on the Company's borrowing costs.

        On April 30, 2002, the Company paid a quarterly dividend of $0.335 per share to shareholders of record on March 28, 2002. Since 1912, the Company has paid a dividend every quarter and in each instance Dow has maintained or increased the dividend.

OTHER MATTERS

Accounting Changes

        See Note B to the Consolidated Financial Statements for a discussion of accounting changes.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are some of the Company's critical accounting policies impacted by judgments, assumptions and estimates.

  Litigation

          The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note F to the Consolidated Financial Statements.

    Asbestos-Related Matters of Union Carbide Corporation

            Union Carbide Corporation, a wholly owned subsidiary of the Company, has filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002, and has provided the following disclosure regarding its accounting policy for asbestos-related litigation. References to the "Corporation" refer to Union Carbide Corporation.

              "The Corporation is involved in a large number of asbestos-related suits. For pending cases, the Corporation had asbestos-related litigation accruals of $270 million and related insurance recovery receivables of $258 million at March 31, 2002. The litigation accrual was determined by considering the number of pending claims filed, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims do not allege a particular injury, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates ranged from a low of $236 million to a high of $325 million. Upon review by management, it was determined that the most reasonable estimate was $270 million, which is well within the estimable range. The Corporation cannot estimate the range of liability that will result from future cases. For additional information, see Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements."*

  *
  Union Carbide Corporation, Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Matters, Critical Accounting Policies, Litigation, Asbestos-Related Matters.

  Environmental Matters

          The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $441 million at March 31, 2002 for environmental matters. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  Merger-Related Expenses and Restructuring

          On February 6, 2001, Union Carbide Corporation merged with a subsidiary of the Company and became a wholly owned subsidiary of Dow. On March 29, 2001, Dow's management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the Union Carbide merger. These decisions were based on management's assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge of $1,384 million in the first quarter of 2001. Subsequent periodic reviews of the Company's integration plans resulted in minor revisions to the reserve. At March 31, 2002, $345 million of the reserve remained primarily for employee-related costs. Although the Company does not anticipate significant changes, actual costs for employee severance may differ from these estimates. For further discussion and information regarding the current reserve balance, see Note C to the Consolidated Financial Statements.

  Pension and Other Postretirement Benefits

          The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including discount rates, expected return on plan assets, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and were disclosed in Note O to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension and other postretirement obligations and future expense. For 2002, the Company revised the assumptions related to the return on plan assets and discount rates for its U.S. plans and will record incremental expense compared with 2001 of approximately $70 million.

  Income Taxes

          Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At March 31, 2002, the Company had deferred tax balances of $1,753 million, net of a valuation allowance of $352 million. For further discussion, see Note D to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Asbestos-Related Matters of Union Carbide Corporation

        Union Carbide Corporation, a wholly owned subsidiary of the Company, has filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002, and has provided the disclosure below concerning asbestos. Note F to Dow's Consolidated Financial Statements provides some additional information related to Union Carbide's asbestos-related liability. In view of the exposure of Union Carbide to asbestos-related liability noted below, the related insurance coverage available to Union Carbide, and its stated intention to aggressively defend or reasonably resolve, as appropriate, the pending asbestos cases and any additional asbestos cases as may be filed in the future, the Company does not consider Union Carbide's asbestos-related liability to be material to Dow's consolidated financial statements. The disclosures contained in Union Carbide's Form 10-Q are provided in this filing to more broadly disclose information concerning Union Carbide's asbestos-related liability. References below to the "Corporation" or to "UCC" refer to Union Carbide Corporation.

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

          "The rate at which plaintiffs file asbestos-related suits against the Corporation and Amchem has been influenced by the bankruptcy filings of several former CCR members. Cases filed against the Corporation and Amchem contain a large percentage of claims that do not allege a particular injury ("Non-Specific Claims").

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

          "For pending cases, the Corporation had asbestos-related litigation accruals of $233 million at December 31, 2001 and related insurance recovery receivables of $223 million. At March 31, 2002, the Corporation had asbestos-related litigation accruals of $270 million and related insurance recovery receivables of $258 million. The litigation accruals were determined by considering the number of pending claims filed against the Corporation and Amchem, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims are Non-Specific Claims, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates at March 31, 2002 ranged from a low of $236 million to a high of $325 million. Upon review by management, it was determined that the most reasonable estimate was $270 million, which is well within the estimable range. The Corporation's asbestos litigation accrual at March 31, 2002, reflected the receipt of notification in the first quarter of additional claims filed in 2001, as well as new claims filed in the first quarter of 2002 and the use of the latest average resolution values to calculate probable outcomes. The number of claims filed in the first quarter of 2002 was substantially below the high level of claims filed in the middle of last year.

          "The insurance receivables for asbestos-related liability were determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions, and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The insurance receivable associated with the most reasonable probable liability outcome for pending claims is $258 million and has been recorded at March 31, 2002. This resulted in a net income statement impact to the Corporation of $2 million for asbestos-related expense in the first quarter of 2002. In all of the probable outcomes for pending claims, sufficient insurance coverage exists to provide a similar percentage of coverage for the accrued liability. If the maximum probable outcome were in fact to materialize, the impact would be an additional charge of $3 million to income, which is not material to the consolidated financial statements. In addition, insurance is available for future claims.

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

          "While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse effect on the consolidated financial position of the Corporation, but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable."*

  *
  Union Carbide Corporation, Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

        There are inherent uncertainties associated with asbestos litigation. Dow recognizes that future facts, events and legislation may alter estimates of probable outcomes. Dow assessed the known facts and circumstances of Union Carbide's asbestos-related litigation and believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings.

The Dow Chemical Company and Subsidiaries
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

*
Using a 95 percent confidence level

        Management believes there have been no material changes in market risk or in risk management policies since December 31, 2001.

The Dow Chemical Company and Subsidiaries
Part II—Other Information

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters

        Since the filing of the Company's Annual Report on Form 10-K on March 20, 2002, there have been no material developments regarding this matter. For a summary of the history and current status of this matter, see Note F to the Consolidated Financial Statements.

Environmental Matters

        On November 13, 1998, the Michigan Department of Environmental Quality ("MDEQ") commenced an investigation of alleged unpermitted release and improper storage of material containing dioxin and furans at Radian International LLC's ("Radian") waste treatment facility which is located within the Company's Michigan Operations manufacturing site. The Company and MDEQ entered into a consent order, effective April 11, 2002, to settle this and several unrelated matters. Any potential liabilities of Radian are outside the scope of this consent order. The consent order requires Dow to pay a settlement amount of $499,270; reimburse $10,377 in costs of surveillance and enforcement; and undertake Supplemental Environmental Projects worth $800,000. The Company may ultimately have indemnification rights against Radian.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

        None

(b)
Reports on Form 8-K.

        The following Current Reports on Form 8-K were filed by the Company during the first quarter of 2002:

    On January 3, 2002, the Company filed a Current Report on Form 8-K revising its fourth quarter 2001 earnings outlook for the Company.

    On January 31, 2002, the Company filed a Current Report on Form 8-K that included a press release issued on January 31, 2002, announcing the fourth quarter 2001 earnings for the Company.

        The following Current Report on Form 8-K was filed by the Company subsequent to the first quarter of 2002:

    On April 25, 2002, the Company filed a Current Report on Form 8-K that included a press release issued on April 25, 2002, announcing the first quarter 2002 earnings for the Company.

        The following trademarks of The Dow Chemical Company or its subsidiaries appear in this report:    METHOCEL, POLYOX, UNIPOL

        The following trademark of INEOS plc appears in this report:    GAS/SPEC

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2002		THE DOW CHEMICAL COMPANY Registrant
	By:	/s/ FRANK H. BROD Frank H. Brod Vice President and Controller

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements (Note A)
The Dow Chemical Company and Subsidiaries Notes to the Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II—Other information
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signature