Form 10-Q
period 2002-06-30
DOW CHEMICAL CO /DE/
filed 2002-08-13
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

FOR THE QUARTER ENDED June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐.

Class	Outstanding at June 30, 2002
Common Stock, $2.50 par value	910,718,107 shares

The Dow Chemical Company
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net Sales	$7,217	$7,344	$13,479	$14,730

Cost of sales	5,990	6,137	11,311	12,593
Research and development expenses	272	271	522	543
Selling, general and administrative expenses	405	456	796	908
Amortization of intangibles	19	35	33	68
Merger-related expenses and restructuring	10	24	23	1,408
Insurance and finance company operations, pretax income	1	14	10	25
Equity in earnings (losses) of nonconsolidated affiliates	21	38	(5)	73
Sundry income (expense)—net	(4)	85	(17)	368

Earnings (Loss) before Interest, Income Taxes and Minority Interests	539	558	782	(324)

Interest income	14	16	30	40
Interest expense and amortization of debt discount	188	179	377	361

Income (Loss) before Income Taxes and Minority Interests	365	395	435	(645)

Provision (Credit) for income taxes	111	120	135	(220)
Minority interests' share in income (loss)	16	(5)	24	12

Income (Loss) before Cumulative Effect of Changes in Accounting Principles	238	280	276	(437)

Cumulative effect of changes in accounting principles	—	—	67	32

Net Income (Loss) Available for Common Stockholders	$238	$280	$343	$(405)

Share Data
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—basic	$0.26	$0.31	$0.30	$(0.49)
Earnings (Loss) per common share—basic	$0.26	$0.31	$0.38	$(0.45)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—diluted	$0.26	$0.31	$0.30	$(0.49)
Earnings (Loss) per common share—diluted	$0.26	$0.31	$0.37	$(0.45)
Common stock dividends declared per share of common stock	$0.335	$0.335	$0.67	$0.625
Weighted-average common shares outstanding—basic	910.7	900.9	909.0	899.5
Weighted-average common shares outstanding—diluted	919.3	912.7	917.2	899.5

Depreciation	$402	$384	$790	$772

Capital Expenditures	$391	$376	$688	$649

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2002	Dec. 31, 2001
Assets
Current Assets
Cash and cash equivalents	$299	$220
Marketable securities and interest-bearing deposits	64	44
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables —2002: $120; 2001: $123)	3,667	2,868
Other	2,047	2,230
Inventories:
Finished and work in process	3,440	3,569
Materials and supplies	915	871
Deferred income tax assets—current	518	506

Total current assets	10,950	10,308

Investments
Investment in nonconsolidated affiliates	1,615	1,581
Other investments	1,703	1,663
Noncurrent receivables	1,003	802

Total investments	4,321	4,046

Property
Property	37,206	35,890
Less accumulated depreciation	23,469	22,311

Net property	13,737	13,579

Other Assets
Goodwill	3,180	3,130
Other intangible assets (net of accumulated amortization—2002: $388; 2001: $346)	609	607
Deferred income tax assets—noncurrent	2,550	2,248
Deferred charges and other assets	1,758	1,597

Total other assets	8,097	7,582

Total Assets	$37,105	$35,515

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$1,645	$1,209
Long-term debt due within one year	921	408
Accounts payable:
Trade	2,505	2,713
Other	1,284	926
Income taxes payable	196	190
Deferred income tax liabilities—current	285	236
Dividends payable	327	323
Accrued and other current liabilities	2,257	2,120

Total current liabilities	9,420	8,125

Long-Term Debt	9,336	9,266

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,063	760
Pension and other postretirement benefits—noncurrent	2,416	2,475
Other noncurrent obligations	3,464	3,539

Total other noncurrent liabilities	6,943	6,774

Minority Interest in Subsidiaries	355	357

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	—	—
Unearned ESOP shares	(86)	(90)
Retained earnings	10,833	11,112
Accumulated other comprehensive loss	(905)	(1,070)
Treasury stock at cost	(2,244)	(2,412)

Net stockholders' equity	10,051	9,993

Total Liabilities and Stockholders' Equity	$37,105	$35,515

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	June 30, 2002	June 30, 2001
Operating Activities
Income (Loss) before cumulative effect of changes in accounting principles	$276	$(437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	853	863
Provision (Credit) for deferred income tax	17	(268)
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	46	(43)
Minority interests' share in income	24	12
Net gain on sales of property and businesses	(9)	(10)
Other net gain	(24)	(290)
Merger-related expenses and restructuring	—	1,051
Tax benefit—nonqualified stock option exercises	16	22
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(862)	134
Inventories	85	(113)
Accounts payable	81	(594)
Other assets and liabilities	37	(226)

Cash provided by operating activities	540	101

Investing Activities
Capital expenditures	(688)	(649)
Proceeds from sales of property and businesses	39	102
Acquisitions of businesses, net of cash received	—	(2,204)
Investments in nonconsolidated affiliates	(71)	(54)
Advances to nonconsolidated affiliates	(11)	(57)
Proceeds from sale of nonconsolidated affiliates	—	180
Purchases of investments	(1,106)	(1,364)
Proceeds from sales of investments	1,051	2,002

Cash used in investing activities	(786)	(2,044)

Financing Activities
Changes in short-term notes payable	419	727
Payments on long-term debt	(87)	(234)
Proceeds from issuance of long-term debt	532	1,799
Purchases of treasury stock	(3)	(5)
Proceeds from sales of common stock	111	75
Distributions to minority interests	(38)	(32)
Dividends paid to stockholders	(607)	(458)

Cash provided by financing activities	327	1,872

Effect of Exchange Rate Changes on Cash	(2)	(4)

Summary
Increase (Decrease) in cash and cash equivalents	79	(75)
Cash and cash equivalents at beginning of year	220	278

Cash and cash equivalents at end of period	$299	$203

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net Income (Loss) Available for Common Stockholders	$238	$280	$343	$(405)

Other Comprehensive Income (Loss), Net of Tax
Net unrealized losses on investments	(16)	(11)	(23)	(298)
Translation adjustments	217	(41)	184	(149)
Net gains (losses) on cash flow hedging derivative instruments	(16)	(12)	4	17

Total other comprehensive income (loss)	185	(64)	165	(430)

Comprehensive Income (Loss)	$423	$216	$508	$(835)

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

Note B—Accounting Changes

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133, as amended and interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," on January 1, 2001. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion of the Company's use of derivative instruments and risk management objectives.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company determined that its current accounting policy for the impairment of long-lived assets is consistent with SFAS No. 144.

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

        The special charge included $643 million for employee-related costs, which consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The Company's integration plans included a workforce reduction of approximately 4,500 people, primarily from Union Carbide's administrative, marketing, purchasing, research and development, and manufacturing workforce. The charge for severance was based upon the severance plan provisions communicated to employees. According to the initial integration plans, the Company expected to expend approximately 66 percent of the employee-related costs within the first two years following the merger, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period. The Company is in the process of determining the period of time over which they will be expended. During the fourth quarter of 2001, a review of the Company's integration plans resulted in a revision to the estimated workforce reduction, as actual reductions had exceeded the original plans. Consequently, the severance provision was increased $56 million for an additional workforce reduction of approximately 600 people. As of December 31, 2001, severance of $333 million had been paid to approximately 3,100 former employees. In the first half of 2002, severance of $111 million was paid to approximately 1,600 former employees, bringing the program-to-date amount to $444 million paid to approximately 4,700 former employees.

        The special charge included $122 million for transaction costs, which consisted primarily of investment banking, legal and accounting fees. All of these costs had been paid at March 31, 2001.

        The special charge included $619 million for the write-down of duplicate assets and facilities directly related to the merger, the loss on divestitures required to obtain regulatory approval for the merger, asset impairments and lease abandonment reserves. Duplicate assets consisted principally of capitalized software costs, information technology equipment, and research and development facilities and equipment, all of which were written off during the first quarter of 2001. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $62 million. In November 2001, the decision to close a research and development facility in Bound Brook, New Jersey, was reversed in light of difficult economic conditions; the facility will now remain open until at least 2005. Consequently, $55 million of the special charge was reversed during the fourth quarter. At December 31, 2001, $77 million of the reserve remained for the abandonment of leased facilities and demolition costs; at June 30, 2002, $69 million of the reserve remained.

        In addition to the special charge, one-time merger and integration costs of $115 million were recorded in 2001. For the first half of 2002, one-time merger and integration costs totaled $23 million, compared with $24 million last year.

        The following table summarizes the activity in the special charge reserve:

In millions	Labor-related Costs	Transaction Costs	Write-down of Duplicate Assets and Facilities	One-time Merger and Integration Costs	Total
2001:
Special charge	$643	$122	$619	—	$1,384
Adjustments to reserve	43	—	(55)	$115	103
Charges against reserve	(333)	(122)	(487)	(115)	(1,057)

Balance at Dec. 31, 2001	$353	—	$77	—	$430

2002:
Adjustments to reserve	—	—	—	$13	$13
Charges against reserve	$(81)	—	$(4)	(13)	(98)

Balance at March 31, 2002	$272	—	$73	—	$345

Adjustments to reserve	—	—	—	$10	$10
Charges against reserve	$(30)	—	$(4)	(10)	(44)

Balance at June 30, 2002	$242	—	$69	—	$311

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

        On March 8, 2001, Dow announced it had reached an agreement to acquire Rohm and Haas Company's agricultural chemicals business, including working capital, for approximately $1 billion. After receiving regulatory approval, the Company announced completion of the acquisition on June 1, 2001. In the second quarter of 2002, the Company finalized its allocation of the purchase price to the assets acquired and liabilities assumed, principally consisting of adjustments to goodwill, property, and accounts receivable.

        On March 29, 2001, Dow announced it was making a tender offer to acquire 100 percent of the outstanding shares of Ascot Plc, a publicly traded U.K. company with annual chemical sales of approximately $335 million. The European Commission granted regulatory approval of the acquisition on May 11, 2001, and the Company declared its offer to acquire Ascot wholly unconditional on June 1, 2001. The acquisition is valued at approximately $450 million. Dow has integrated the Fine Chemicals and Specialty Chemicals businesses of Ascot into Dow's Performance Chemicals' business group. In the second quarter of 2002, the Company finalized its allocation of the purchase price to the assets acquired and liabilities assumed, principally consisting of adjustments to goodwill, property, and other intangible assets.

Note E—Goodwill and Other Intangible Assets

        The Company ceased amortizing goodwill upon adoption of SFAS No. 142 on January 1, 2002 (see Note B). The following table provides pro forma results for the three months and six months ended

June 30, 2001, compared with actual results for the three months and six months ended June 30, 2002, as if the non-amortization provisions of SFAS No. 142 had been applied:

	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Reported income (loss) before cumulative effect of changes in accounting principles	$238	$280	$276	$(437)
Reported net income (loss)	$238	$280	$343	$(405)

Adjustments:
Goodwill amortization, net of tax	—	$25	—	$48
Negative goodwill amortization, net of tax	—	(3)	—	(6)
Equity method goodwill amortization, net of tax	—	3	—	6

Total adjustments	—	$25	—	$48

Adjusted income (loss) before cumulative effect of changes in accounting principles	$238	$305	$276	$(389)
Adjusted net income (loss)	$238	$305	$343	$(357)

Reported earnings (loss) before cumulative effect of changes in accounting principles per common share—basic	$0.26	$0.31	$0.30	$(0.49)
Reported earnings (loss) per common share—basic	$0.26	$0.31	$0.38	$(0.45)

Adjustments:
Goodwill amortization, net of tax	—	$0.03	—	$0.05
Negative goodwill amortization, net of tax	—	—	—	(0.01)
Equity method goodwill amortization, net of tax	—	—	—	0.01

Total adjustments	—	$0.03	—	$0.05

Adjusted earnings (loss) before cumulative effect of changes in accounting principles per common share—basic	$0.26	$0.34	$0.30	$(0.44)
Adjusted earnings (loss) per common share—basic	$0.26	$0.34	$0.38	$(0.40)

Reported earnings (loss) before cumulative effect of changes in accounting principles per common share—diluted	$0.26	$0.31	$0.30	$(0.49)
Reported earnings (loss) per common share—diluted	$0.26	$0.31	$0.37	$(0.45)

Adjustments:
Goodwill amortization, net of tax	—	$0.03	—	$0.05
Negative goodwill amortization, net of tax	—	—	—	(0.01)
Equity method goodwill amortization, net of tax	—	—	—	0.01

Total adjustments	—	$0.03	—	$0.05

Adjusted earnings (loss) before cumulative effect of changes in accounting principles per common share—diluted	$0.26	$0.34	$0.30	$(0.44)
Adjusted earnings (loss) per common share—diluted	$0.26	$0.34	$0.37	$(0.40)

        Accumulated amortization for goodwill upon adoption of SFAS No. 142 was $569 million. The following table shows changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment:

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at January 1, 2002	$889	$757	$1,303	$118	$63	$3,130
Impairment losses:
Hampshire Fine Chemicals	—	(18)	—	—	—	(18)
Rubber	—	—	—	(4)	—	(4)

Total impairment losses	—	(18)	—	(4)	—	(22)

Purchase price allocation adjustments:
Ascot	—	27	—	—	—	27
Gurit-Essex	3	—	—	—	—	3
Rohm and Haas	—	—	17	—	—	17
Reichhold Specialty Latex	—	25	—	—	—	25

Total adjustments	3	52	17	—	—	72

Goodwill at June 30, 2002	$892	$791	$1,320	$114	$63	$3,180

        The following table provides information regarding the Company's other intangible assets:

	At June 30, 2002			At December 31, 2001
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$295	$(104)	$191	$278	$(87)	$191
Patents	156	(56)	100	161	(54)	107
Software	310	(200)	110	291	(188)	103
Trademarks	137	(10)	127	126	(6)	120
Other	99	(18)	81	97	(11)	86

Total	$997	$(388)	$609	$953	$(346)	$607

        Amortization expense for other intangible assets (not including software) was $19 million in the second quarter of 2002, compared with $10 million in the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $33 million, compared with $20 million for the first six months of 2001. Amortization expense for software, which is included in cost of sales, totaled $6 million in the second quarter, compared with $4 million last year. For the first six months of this year, amortization expense for software was $11 million, up from $8 million for the same period last year. Total estimated amortization expense for 2002 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2002	$96
2003	97
2004	94
2005	86
2006	81
2007	72

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

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $425 million at June 30, 2002, for environmental matters, including $41 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

        Union Carbide Corporation, a wholly owned subsidiary of the Company, has filed its quarterly report on Form 10-Q for the quarter ended June 30, 2002, and has provided the disclosure below concerning asbestos. The Company does not consider Union Carbide's asbestos-related liability to be material to Dow's consolidated financial statements. The disclosures contained in Union Carbide's Form 10-Q are provided in this filing to more broadly disclose information concerning Union Carbide's asbestos-related liability. References below to the "Corporation" or to "UCC" refer to Union Carbide Corporation.

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

          "Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution ("CCR") which sought to resolve asbestos cases on behalf of its members. The CCR ceased operating in this manner in February 2001, although it still administers certain settlements. The Corporation then began utilizing Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

          "The rate at which plaintiffs file asbestos-related suits against the Corporation and Amchem has been influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation including several former CCR members. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. At this time, the Corporation cannot estimate the range of liability that will result from these future cases. The Corporation will aggressively defend or reasonably resolve, as appropriate, both pending and future cases. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits are covered by third-party insurance.

          "For pending cases, the Corporation had asbestos-related litigation accruals of $233 million and related insurance recovery receivables of $223 million at December 31, 2001. At June 30, 2002, the Corporation had asbestos-related litigation accruals of $298 million and related insurance recovery receivables of $285 million. In addition, at June 30, 2002, the Corporation had other litigation accruals, unrelated to environmental or asbestos litigation, of $15 million and related insurance recovery receivables of $15 million.

          "While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse effect on the consolidated financial position of the Corporation, but could have a material effect on the consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable."*

*
Union Carbide Corporation, Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, Notes to the Consolidated Financial Statements, Note F—Commitments and Contingent Liabilities, Litigation.

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

Note G—Operating Segments and Geographic Areas

	Three Months Ended		Six Months Ended
In millions	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Operating segment sales
Performance Plastics	$1,835	$1,864	$3,554	$3,785
Performance Chemicals	1,302	1,240	2,561	2,550
Agricultural Sciences	886	809	1,531	1,414
Plastics	1,688	1,697	3,116	3,466
Chemicals	861	945	1,546	1,941
Hydrocarbons and Energy	583	718	1,068	1,427
Unallocated and Other	62	71	103	147

Total	$7,217	$7,344	$13,479	$14,730

Operating segment EBIT(1)
Performance Plastics	$145	$140	$392	$357
Performance Chemicals	165	158	363	258
Agricultural Sciences	189	176	215	219
Plastics	106	42	44	75
Chemicals	(15)	45	(68)	38
Hydrocarbons and Energy	10	(14)	41	(3)
Unallocated and Other	(61)	11	(205)	(1,268)

Total	$539	$558	$782	$(324)

Geographic area sales
United States	$2,983	$3,203	$5,539	$6,408
Europe	2,359	2,265	4,514	4,635
Rest of World	1,875	1,876	3,426	3,687

Total	$7,217	$7,344	$13,479	$14,730

(1)
Financial results for 2002 do not include goodwill amortization due to the adoption of SFAS No. 142 (see Note E). Total goodwill amortization expense, including equity method goodwill, included in EBIT for the three and six months ended June 30, 2001 was as follows:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	In millions
Performance Plastics	$8	$13
Performance Chemicals	4	8
Agricultural Sciences	16	30
Plastics	4	5
Chemicals	—	—
Hydrocarbons and Energy	1	2
Unallocated and Other	(2)	(4)

Total	$31	$54

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

RESULTS OF OPERATIONS

Selected data for the three months and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Sales	$7,217	$7,344	$13,479	$14,730
Cost of sales	5,990	6,137	11,311	12,593
% of sales	83%	84%	84%	85%
Research and development, and selling, general and administrative expenses	677	727	1,318	1,451
% of sales	9%	10%	10%	10%
Earnings (Loss) before interest, income taxes and minority interests ("EBIT")	539	558	782	(324)
% of sales	7%	8%	6%	(2)%
Effective tax rate	30.4%	30.4%	31.0%	34.1%
Net income (loss) available for common stockholders	$238	$280	$343	$(405)
Earnings (Loss) per common share—basic	$0.26	$0.31	$0.38	$(0.45)
Earnings (Loss) per common share—diluted	$0.26	$0.31	$0.37	$(0.45)
Operating rate percentage	80%	76%	78%	77%

        Net sales for the second quarter of 2002 were $7.2 billion, down from second quarter sales of $7.3 billion last year. Compared with last year, volume improved 8 percent, while prices fell 10 percent (see Sales Volume and Price table on page 21). Volume improved in all segments, except Hydrocarbons and Energy. Excluding the addition of sales from recently acquired businesses (primarily Rohm and Haas' agricultural chemicals business, EniChem's polyurethanes business and Ascot Plc), volume was up 5 percent. (Information regarding significant acquisitions and divestitures can be found in Note D to the Consolidated Financial Statements.) Prices in the second quarter were down $730 million in total compared with last year, with declines in all operating segments and across all geographies. The largest price declines continued to be reported by the Company's basics businesses, although the chemical industry began to show signs of recovering from trough-level pricing during the second quarter. From a geographic standpoint, volume was up in all geographic areas with substantial volume growth reported outside of the United States. Year to date, net sales of $13.5 billion were down 8 percent from $14.7 billion last year as volume growth of 6 percent was more than offset by a 14 percent overall decline in prices.

        Operating expenses (research and development, and selling, general and administrative expenses) were $677 million for the second quarter of 2002, down $50 million, or 7 percent, from $727 million last year due to cost control efforts and the realization of merger-related cost synergies. Excluding growth initiatives, acquisitions and divestitures, operating expenses were down 12 percent from the same quarter last year. For the first half of the year, operating expenses totaled $1,318 million, down 9 percent from $1,451 million last year. Excluding growth initiatives, acquisitions and divestitures, year-to-date operating expenses were down 13 percent from the first half of last year.

        Net income for the second quarter of 2002 was $238 million or $0.26 per share, compared with $280 million or $0.31 per share for the second quarter of 2001. Net income declined versus last year as selling prices fell $730 million and more than offset the favorable impact of lower feedstock and energy costs of $450 million. Two unusual items also negatively impacted net income for the quarter: additional pretax expenses of $10 million related to the Union Carbide merger and a $10 million pretax restructuring charge (Dow's share) recorded by UOP LLC in the second quarter (reflected in "Equity in earnings of nonconsolidated affiliates" in the Performance Plastics segment). Net income last year was reduced by pretax merger-related expenses of $24 million.

        Net income for the first six months of 2002 was $343 million compared with a loss of $405 million for the same period last year. Year to date, lower feedstock and energy costs of $1.6 billion were more than offset by lower selling prices of $2.2 billion, thereby reducing net income. Net income for the first half of 2002 was increased by the net impact of several unusual items: year-to-date pretax expenses of $23 million related to the Union Carbide merger, the $10 million pretax restructuring charge (Dow's share) recorded by UOP, pretax goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates, and a net after-tax gain of $67 million related to the adoption of two new accounting standards [Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."]. Net income for the first half of 2001 was negatively impacted by the net result of three unusual items: pretax merger-related costs and restructuring of $1.4 billion, a pretax gain of $266 million on the sale of stock in Schlumberger Ltd., and an after-tax transition adjustment gain of $32 million related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Notes B and C to the Consolidated Financial Statements provide additional information regarding accounting changes and merger-related expenses, respectively.

        The following table shows the impact of the unusual items recorded in the three-month and six-month periods ended June 30, 2002 and 2001 on earnings (loss) before interest, income taxes and minority interests ("EBIT"); net income (loss); and earnings (loss) per common share—diluted:

	EBIT		Net Income		Earnings Per Share
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Unusual items:
Merger-related expenses and restructuring	$(10)	$(24)	$(7)	$(17)	$(0.01)	$(0.02)
UOP restructuring	(10)	—	(7)	—	(0.01)	—

Total unusual items	$(20)	$(24)	$(14)	$(17)	$(0.02)	$(0.02)

As reported	$539	$558	$238	$280	$0.26	$0.31
Excluding unusual items	$559	$582	$252	$297	$0.28	$0.33
	EBIT		Net Income		Earnings Per Share
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Unusual items:
Merger-related expenses and restructuring	$(23)	$(1,408)	$(15)	$(936)	$(0.02)	$(1.04)
UOP restructuring	(10)	—	(7)	—	(0.01)	—
Goodwill impairment losses in non-consolidated affiliates	(16)	—	(16)	—	(0.02)	—
Gain on sale of Schlumberger stock	—	266	—	168	—	0.18
Cumulative effect of changes in accounting principles	—	—	67	32	0.07	0.04

Total unusual items	$(49)	$(1,142)	$29	$(736)	$0.02	$(0.82)

As reported	$782	$(324)	$343	$(405)	$0.37	$(0.45)
Excluding unusual items	$831	$818	$314	$331	$0.35	$0.37

PERFORMANCE PLASTICS

        Performance Plastics sales of $1,835 million for the second quarter of 2002 were down 2 percent from $1,864 million in the second quarter of 2001, as prices fell 8 percent and volume improved 6 percent. Excluding acquisitions, volume was up 2 percent. Despite lower sales in the quarter, EBIT for the segment of $145 million was up 4 percent from $140 million in the same period of last year, reflecting the realization of cost synergies related to the Union Carbide merger and 2001 acquisitions, and the impact of cost control initiatives, including Six Sigma. EBIT for the segment also included the negative impact of a restructuring charge recorded by UOP in the second quarter. Dow's share of this charge was $10 million.

        Dow Automotive sales for the second quarter of 2002 were down slightly from a year ago, as lower selling prices more than offset a modest improvement in volume. The decline in selling prices reflects the competitive environment that domestic producers are facing within the global automotive industry. EBIT for the business improved significantly compared with last year as the business realized cost synergies related to the acquisition of the remaining 50 percent of Gurit-Essex AG in January 2001 (see

Note D to the Consolidated Financial Statements). Lower operating expenses also contributed to the improvement in EBIT.

        Engineering Plastics sales for the quarter were down 20 percent from the second quarter of 2001, due to a 14 percent decline in prices and a 6 percent decline in volume. Both price and volume were negatively impacted by new industry capacity, which intensified the competitive environment. Despite lower operating expenses, EBIT for the quarter declined versus last year due to the declines in price and volume.

        Sales of Epoxy Products and Intermediates for the quarter were down 7 percent from last year, as a decline in prices of 12 percent more than offset volume growth of 5 percent. The decline in prices was the result of intense competitive price pressure in all geographic areas. Demand was strong around the world, with the exception of the electronics industry. EBIT for the quarter improved versus the second quarter of last year as stronger volume and lower operating expenses offset the impact of lower selling prices.

        Fabricated Products sales for the second quarter of 2002 were up 7 percent versus last year, as volume growth of 9 percent exceeded a 2 percent decline in prices. Volume for building materials improved significantly from last year, reflecting the addition of sales related to the purchase of assets from Celotex Corporation in the third quarter of last year. Excluding this acquisition, volume was down 2 percent, primarily due to a decrease in demand for engineering films and laminates. EBIT for the second quarter of 2002 improved versus the same quarter of 2001 due to volume growth and the realization of acquisition-related cost synergies.

        Polyurethanes sales for the second quarter were up 8 percent compared with the second quarter of 2001, as volume growth of 17 percent exceeded price declines of 9 percent. Excluding last year's acquisition of EniChem's polyurethanes business, volume was up 11 percent. Volume continued to be strong for systems formulations, with increased volume across all geographies and applications, particularly in developing regions of the world. EBIT for the second quarter improved significantly over last year due to volume growth and improved plant operations, especially for toluene diisocyanate.

        Wire and Cable sales and EBIT for the second quarter of 2002 were down from the second quarter of last year, primarily due to weak demand within the telecommunications cable industry and lower prices.

        For the first six months of the year, Performance Plastics sales were $3,554 million, down 6 percent from $3,785 million in the same period last year. Prices declined 10 percent, exceeding a 4 percent improvement in volume. Excluding acquisitions, volume was flat versus last year. Year-to-date EBIT for the segment was $392 million, up from $357 million for the first half of last year. Despite lower sales, EBIT improved due to lower feedstock and energy costs, the realization of cost synergies related to the Union Carbide merger and 2001 acquisitions, the impact of cost control initiatives, and a favorable litigation settlement in the first quarter of 2002.

PERFORMANCE CHEMICALS

        Performance Chemicals sales for the second quarter of 2002 were $1,302 million, up 5 percent from $1,240 million in the second quarter of last year. Volume improved 9 percent as prices fell 4 percent. Excluding the divestiture of businesses required for regulatory approval of the Union Carbide merger and the recent acquisition of Ascot Plc (see Note D to the Consolidated Financial Statements), volume improved 2 percent from the second quarter of 2001. Second quarter EBIT for the segment was $165 million, up from $158 million last year as higher volume, lower raw material costs and the realization of merger-related cost synergies offset lower selling prices.

        Custom and Fine Chemicals sales for the second quarter of 2002 increased significantly compared with last year due primarily to the acquisition of Ascot Plc in 2001. EBIT for the quarter, however, declined due to lower sales in Hampshire Fine Chemicals and integration costs associated with the Ascot acquisition.

        Emulsion Polymers sales for the quarter were up 6 percent compared with 2001. Volume increased 17 percent due to strong demand for Dow's products and the acquisition of Reichhold's carpet latex business in the fourth quarter of 2001. Excluding this acquisition, volume was up 12 percent, reflecting increased customer preference for Dow's products. Prices were down 11 percent. Compared with last year, EBIT for the second quarter declined due to lower selling prices.

        Industrial Chemicals sales were down 9 percent from the second quarter of 2001, due to declines in both volume and price. EBIT for the business improved versus last year, however, due to lower raw material costs and the realization of cost synergies related to the Union Carbide merger.

        Oxide Derivatives sales for the second quarter of 2002 were up slightly from last year. Volume improved 5 percent, largely due to stronger demand for alkanolamines and glycol ethers in Latin America and Asia Pacific, while prices declined 4 percent. EBIT improved substantially in the second quarter versus last year, as margins improved due to lower raw material costs and the realization of merger-related cost synergies.

        Specialty Polymers sales in the second quarter were up 2 percent from the same period of 2001, as volume growth of 4 percent exceeded price declines of 2 percent. Despite higher sales, EBIT for the business declined versus last year due to higher propylene costs and competitive pressures in acrylic acid and acrylate derivatives.

        Water Soluble Polymers sales for the quarter were down slightly versus the second quarter of 2001, as a slight improvement in price was offset by a decline in volume. Volume was down slightly compared with last year for METHOCEL cellulose ethers, ETHOCEL ethylcellulose resins and CELLOSIZE hydroxyethyl cellulose. EBIT for the second quarter improved versus last year due to lower operating costs and the realization of merger-related cost synergies.

        Performance Chemicals sales for the first half of 2002 were $2,561 million, essentially flat with $2,550 million in the same period of 2001. Volume improved 5 percent, but was offset by a 5 percent decline in prices. Year to date, EBIT for the segment was $363 million, up significantly from $258 million in the first half of 2001, as higher volume, lower raw material costs and the realization of merger-related cost synergies more than offset the impact of lower selling prices.

AGRICULTURAL SCIENCES

        Sales for the Agricultural Sciences segment for the second quarter of 2002 were $886 million, up 10 percent from $809 million last year. The acquisition of Rohm and Haas' agricultural chemicals business in June of last year (see Note D to the Consolidated Financial Statements) contributed favorably to both sales and EBIT for the segment. Volume was up 11 percent, while prices declined 1 percent. Excluding the acquisition, volume was down 1 percent, as wet weather in North America delayed the planting season and the use of herbicides. Insecticide sales were up, driven by increased demand for chlorpyrifos and continued progress with SENTRICON Termite Colony Elimination System, although sales for spinosad insect control products were lower due to fewer cotton acres being planted. EBIT for the quarter was $189 million, up from $176 million in the second quarter of 2001, primarily the result of having a full quarter of Rohm and Haas activity and lower operating expenses.

        Sales for the Agricultural Sciences segment were $1,531 million in the first six months of the year, up 8 percent from $1,414 million in 2001. While volume improved 10 percent, prices fell 2 percent. Excluding the Rohm and Haas acquisition, volume was down 4 percent from last year. EBIT for the first six months of 2002 was $215 million compared with $219 million last year. Results for 2002 include a write-down of accounts receivable in Argentina and a write-down related to the closure of seed production facilities in the first quarter.

PLASTICS

        Plastics sales in the second quarter of 2002 were $1,688 million, down 1 percent from $1,697 million a year ago. Compared with last year, prices fell 14 percent, more than offsetting volume growth of 13 percent. EBIT for the quarter was $106 million, versus $42 million in the second quarter of 2001, as the segment benefited from lower feedstock and energy costs, improved volumes, the realization of merger-related cost synergies, and lower operating expenses, overcoming the impact of significantly lower selling prices.

        Polyethylene sales were down 4 percent compared with the second quarter of last year, as an 18 percent drop in prices exceeded volume growth of 14 percent. Prices increased during the quarter consistent with announced price increases, but remained significantly below 2001 levels. Demand improved in all geographic areas, due to increased end-use consumption and inventory restocking. Despite the sharp decline in selling prices, EBIT for the quarter improved significantly compared with the second quarter of last year due to increased volume, lower ethylene costs and the realization of merger-related cost synergies.

        Polypropylene sales for the second quarter of 2002 continued an upward trend, with a significant increase in volume and a slight improvement in prices versus the same quarter last year. Volume was strong, with all Dow plants running at capacity. EBIT improved significantly versus last year due to the increase in volume.

        Polystyrene sales were up 9 percent in the second quarter of 2002 compared with the same quarter last year, as volume growth of 15 percent was partially offset by 6 percent lower prices. Strong volume was reported by all geographic areas. Prices improved in Europe and Asia Pacific, but were more than offset by price declines in the other geographic areas. EBIT for the business was flat compared with the second quarter of 2001 as the impact of lower selling prices offset the increase in volume.

        Plastics sales for the first half of 2002 were $3,116 million, down 10 percent from $3,466 million last year. Compared with last year, volume improved 12 percent, but was more than offset by a sharp decline in prices of 22 percent. EBIT for the period was $44 million, down from $75 million in the first half of 2001 as margins were compressed by price declines that significantly exceeded the benefit of lower feedstock and energy costs.

CHEMICALS

        Second quarter sales for the Chemicals segment were $861 million compared with $945 million in the second quarter of 2001. Volume increased 12 percent due to improved demand for caustic soda, vinyl chloride monomer ("VCM"), ethylene glycol, and oxo products. Prices were down 21 percent from last year, with significant declines in caustic soda; and organic intermediates, solvents and monomers ("OISM"). Caustic soda pricing appears to have bottomed and showed signs of improving during the quarter. After three quarters of trough level pricing, VCM prices improved to the levels of a year ago. EBIT for the quarter was a loss of $15 million versus income of $45 million in 2001. While results for the segment were favorably impacted in the second quarter by higher volume, lower feedstock and energy costs, and the realization of merger-related cost synergies, EBIT declined due to lower overall selling prices.

        For the first half of 2002, sales for the Chemicals segment were $1,546 million, down 20 percent from $1,941 million last year on a 23 percent decline in prices and a 3 percent improvement in volume. EBIT for the first six months of this year was a loss of $68 million compared with income of $38 million in 2001. EBIT was lower as significant declines in selling prices more than offset the favorable impact of lower feedstock and energy costs and the realization of merger-related cost synergies.

HYDROCARBONS AND ENERGY

        Hydrocarbons and Energy sales for the quarter were $583 million, down 19 percent from $718 million in the second quarter of 2001, due to an 8 percent decline in volume and an 11 percent drop in selling prices, reflecting lower sales of energy and monomers and a decline in hydrocarbon and energy costs.

        The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. While Dow's total energy and hydrocarbon feedstock costs for the second quarter were approximately $450 million lower than the second quarter of last year, selling prices for the Company in total fell $730 million, negatively impacting margins in many of the Company's businesses. EBIT for the quarter was $10 million compared with a loss of $14 million last year.

        Sales for the first half of 2002 were $1,068 million, down 25 percent from $1,427 million for the same period of 2001, due to a sharp decline in selling prices. EBIT for the first six months of 2002 was $41 million compared with a loss of $3 million last year.

UNALLOCATED AND OTHER

        EBIT for the second quarter was a loss of $61 million compared with income of $11 million for the second quarter of 2001. Included in the results for Unallocated and Other are developmental expenses related to Growth Platforms, overhead and other cost recovery variances that are not allocated to the operating segments, results of insurance and finance company operations, gains and losses on sales of financial assets, foreign exchange hedging results, and Dow's share of the earnings/losses of Dow Corning Corporation and Cargill Dow LLC. Second quarter results included the unfavorable impact of additional merger-related expenses of $10 million, bringing the year-to-date total to $23 million. Compared with last year, EBIT for the second quarter declined primarily due to lower results from the Company's insurance and finance company operations, unfavorable foreign exchange results, lower sales of financial assets, and a loss reported by Cargill Dow as that joint venture incurred start-up expenses.

        For the first six months of this year, EBIT for Unallocated and Other was a loss of $205 million compared with a loss of $1.3 billion for the same period last year. Results for 2001 included the negative impact of a $1.4 billion special charge for costs related to the Union Carbide merger (see Note C to the Consolidated Financial Statements), partially offset by a $266 million gain on the sale of stock in Schlumberger Ltd.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
Percentage change from prior year
	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	6%	(8)%	(2)%	4%	(10)%	(6)%
Performance Chemicals	9%	(4)%	5%	5%	(5)%	—
Agricultural Sciences	11%	(1)%	10%	10%	(2)%	8%
Plastics	13%	(14)%	(1)%	12%	(22)%	(10)%
Chemicals	12%	(21)%	(9)%	3%	(23)%	(20)%
Hydrocarbons and Energy	(8)%	(11)%	(19)%	1%	(26)%	(25)%

Total	8%	(10)%	(2)%	6%	(14)%	(8)%

Geographic area sales
United States	3%	(10)%	(7)%	(1)%	(13)%	(14)%
Europe	11%	(7)%	4%	13%	(16)%	(3)%
Rest of World	14%	(14)%	—	10%	(17)%	(7)%

Total	8%	(10)%	(2)%	6%	(14)%	(8)%

COMPANY SUMMARY

Operating Rate

        The Company's global plant operating rate for its chemicals and plastics businesses was 80 percent in the second quarter of 2002, up from 76 percent in the second quarter of 2001.

Amortization of Intangibles

        Amortization of intangibles (not including software, which is amortized to cost of sales) was $19 million in the second quarter of 2002, down from $35 million in the second quarter of last year due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which required the discontinuation of amortization of goodwill. Year to date, amortization of intangibles was $33 million, compared with $68 million for the first six months of 2001. Goodwill amortization expense, reported as "Amortization of intangibles," in the second quarter of 2001 was $25 million and $48 million for the first six months of 2001. See Notes B and E to the Consolidated Financial Statements for additional information regarding SFAS No. 142 and the impact of adoption.

Merger-Related Expenses and Restructuring

        In the first quarter of 2001, a pretax special charge of $1,384 million was recorded for merger-related expenses and restructuring, which included transaction costs, employee severance, and the write-down of duplicate assets and facilities. In the first half of 2002, the Company recorded one-time merger and integration costs of $23 million. For details regarding these charges, see Note C to the Consolidated Financial Statements.

        The Company expects its integration plans and synergy activities related to the merger to result in annual cost savings of $1.1 billion by the end of the first quarter of 2003. By the end of the second quarter of 2002, the Company had taken actions that will result in annual cost savings of more than $950 million. The cost reductions will affect cost of sales, research and development expenses, and selling, general and administrative expenses. These actions are not expected to have an impact on future revenues.

Equity in Earnings (Losses) of Nonconsolidated Affiliates

        Dow's share of the earnings (losses) of nonconsolidated affiliates was income of $21 million in the second quarter of 2002, compared with $38 million in the same quarter last year. Equity earnings declined primarily due to a restructuring charge recorded by UOP in the second quarter of 2002 and lower earnings at Cargill Dow. Year to date, equity earnings (losses) were a loss of $5 million versus income of $73 million in 2001. The decline in year-to-date results was attributable to goodwill impairment losses of $16 million recorded in the first quarter of 2002 related to investments in nonconsolidated affiliates and start-up costs recorded at Cargill Dow. Lower results in several of the Company's basic plastics and chemicals joint ventures, which corresponded with the decline in the results of Dow's basics businesses, also contributed to the decline in year-to-date results.

Sundry Income (Expense)—Net

        Sundry income (expense) includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) for the second quarter of 2002 was a net expense of $4 million compared with net income of $85 million in the second quarter of 2001. Sundry income for the second quarter of 2002 declined, in part due to higher costs associated with foreign exchange hedging, primarily related to the Argentine peso. Also, given the current environment within the financial markets, Dow was not as active in selling financial assets as it had been in past quarters. Year to date, sundry income (expense) was a net expense of $17 million compared with net income of $368 million last year. Sundry income for the first half of 2001 included a $266 million pretax gain on the sale of stock in Schlumberger Ltd.

Net Interest Expense

        Net interest expense (interest expense less capitalized interest and interest income) was $174 million in the second quarter of 2002 compared with $163 million in the second quarter of last year. While total debt at the end of the second quarter was down compared with the balance at June 30, 2001, net interest expense was up due to a change in the makeup of total debt (from short-term to long-term) and lower capitalized interest. Year to date, net interest expense was $347 million, up from $321 million in the first half of 2001.

Provision for Taxes on Income

        The effective tax rate for the second quarter was 30.4 percent, the same effective tax rate as the second quarter of 2001. Year to date, the effective tax rate was 31.0 percent versus 34.1 percent last year.

Outlook

        Macroeconomic indicators continue to support Dow's view that the U.S. industrial economy is improving. U.S. industrial production has increased for six straight months (through June) and capacity utilization is also improving. GDP growth in the first quarter was better than expected, and auto production and housing starts, while down from the very high levels of recent years, are still strong. The European economy is expected to lag the U.S. recovery by one or two quarters, and has shown some signs of improvement. Growth in China continues to be strong, and much of the rest of Asia Pacific is expected to post improved economic growth compared with 2001. While there are still concerns about the Japanese economy, industrial production in Japan has been improving each month this year. Latin America presents some economic challenges, with the current conditions in Argentina and pending elections in Brazil. Overall global GDP growth for the year is expected to be higher than in 2001 by about 0.5 percent.

        It appears that industry conditions reached a trough in the fourth quarter of 2001 and the first quarter of 2002. The improvement that began late in the first quarter has continued through the second quarter, with stronger demand in many markets. While some of this improvement was tied to the rebuilding of very low customer inventories, the Company believes that end-user demand has also increased. While demand in the chemical industry typically slows down in July and August, Dow anticipates that the normal September pickup will result in higher year-over-year volumes for the quarter. There has been some improvement in industry operating rates, although it will take a number of quarters of solid volume growth to balance supply and demand. During the second quarter of 2002, oil and gas prices were relatively stable, following a rise in the first quarter. Average feedstock costs in the third quarter are expected to be close to second quarter levels.

        Aside from the influence of seasonal factors, the solid demand levels Dow experienced in the second quarter of 2002 are expected to continue into the third quarter. Continued volume growth is expected, with volume for the third quarter up 3 to 5 percent compared with last year. Results for the third quarter should benefit from price increases that were implemented over the past few months, resulting in further margin expansion, particularly in the Plastics and Chemicals businesses. Some additional price increases are anticipated in Performance Plastics and Performance Chemicals, reflecting initiatives to recover some of the margin lost due to recent hydrocarbon and energy cost increases. Although third quarter is typically the weakest quarter for Agricultural Sciences, the business expects to post improved results compared with last year, reflecting the full integration of the Rohm and Haas agricultural chemicals business. The seasonal decline in Agricultural Sciences is expected to be offset by margin improvements in the other segments. Overall, third quarter earnings are expected to be substantially higher than the third quarter of 2001, and may be better than the second quarter of 2002. With continued progress in economic and industry conditions, results in the second half of 2002 are expected to be better than in the first half of 2002, and earnings for the full year are expected to show substantial improvement compared with 2001.

CHANGES IN FINANCIAL CONDITION

        The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
In millions	June 30, 2002	June 30, 2001
Cash provided by (used in):
Operating activities	$540	$101
Investing activities	(786)	(2,044)
Financing activities	327	1,872
Effect of exchange rate changes on cash	(2)	(4)

Net change in cash and cash equivalents	$79	$(75)

        Cash provided by operating activities increased in the six months ended June 30, 2002, compared with the six months ended June 30, 2001, due to improved earnings partially offset by an increase in certain working capital requirements.

        Cash used in investing activities decreased in the six months ended June 30, 2002 compared with the six months ended June 30, 2001, principally due to a decrease in cash used for acquisitions and a reduction in cash generated by sales of available-for-sale securities in excess of purchases of similar securities.

        Cash provided by financing activities was lower in the six months ended June 30, 2002 compared with the six months ended June 30, 2001, primarily due to a reduction in the level of issuance of new long-term debt in 2002.

        The following tables present working capital, total debt, and certain balance sheet ratios at June 30, 2002 versus December 31, 2001:

Working Capital In millions	June 30, 2002	Dec. 31, 2001
Current assets	$10,950	$10,308
Current liabilities	9,420	8,125

Working capital	$1,530	$2,183

Current ratio	1.16:1	1.27:1
Days-sales-outstanding-in-receivables	48	50
Days-sales-in-inventory	68	77
Total Debt In millions	June 30, 2002	Dec. 31, 2001
Notes payable	$1,645	$1,209
Long-term debt due within one year	921	408
Long-term debt	9,336	9,266

Total debt	$11,902	$10,883

Debt as a percent of total capitalization	51.1%	48.9%

        At June 30, 2002, the Company had unused and committed credit facilities with various U.S. and foreign banks totaling $3.1 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling approximately $740 million were available for use by foreign subsidiaries. At June 30, 2002, there was a total of $1.2 billion available in SEC registered securities, as well as Japanese yen 70 billion (approximately $585 million) available in yen-denominated securities through the Japanese Ministry of Finance and Euro 900 million (approximately $892 million) available under the Company's Euro Medium-Term Note Program.

        On June 21, 2002, the Company launched a $500 million Medium-Term Note Program. The securities under this program will be issued under an existing $1.2 billion SEC shelf registration. The Company will periodically be issuing notes under this program, however, none were issued as of June 30, 2002. As of July 18, 2002, the Company had issued a cumulative $30 million in notes, with maturity dates ranging from 2005 through 2009, under this program.

        On June 26, 2002, the Company filed an S-3 registration statement for an additional $1.5 billion in capacity to issue SEC registered securities.

        On January 16, 2002, Fitch Inc. downgraded the Company's senior debt rating to "A," while affirming the Company's short term rating of "F1." On January 31, 2002, Standard & Poor's affirmed its longstanding "A" rating for the Company's long term debt and "A1" rating for the Company's short term debt. On April 9, 2002, Moody's Investors Services downgraded the Company's senior debt rating to "A3" and its short-term debt rating to "Prime-2." These changes have not resulted in any material impact on the Company's borrowing costs.

        On July 30, 2002, the Company paid a quarterly dividend of $0.335 per share to shareholders of record on June 28, 2002. Since 1912, the Company has paid a dividend every quarter and in each instance Dow has maintained or increased the dividend.

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

    Asbestos-Related Matters of Union Carbide Corporation

            Union Carbide Corporation, a wholly owned subsidiary of the Company, has filed its quarterly report on Form 10-Q for the quarter ended June 30, 2002, and has provided the following disclosure regarding its accounting policy for asbestos-related litigation. References below to the "Corporation" refer to Union Carbide Corporation.

              "The Corporation is involved in a large number of asbestos-related suits. For pending cases, the Corporation had asbestos-related litigation accruals of $298 million and related insurance recovery receivables of $285 million at June 30, 2002. The litigation accrual was determined by considering the number of pending claims, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims do not allege a particular injury, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates ranged from a low of $289 million to a high of $387 million. Upon review by management, it was determined that the most reasonable estimate was $298 million, which is within the estimable range. At this time, the Corporation cannot estimate the range of liability that will result from future cases. For additional information, see Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements."*

*
Union Carbide Corporation, Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Matters, Critical Accounting Policies, Litigation, Asbestos-Related Matters.

  Environmental Matters

          The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $425 million at June 30, 2002 for environmental matters. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  Merger-Related Expenses and Restructuring

          On February 6, 2001, Union Carbide Corporation merged with a subsidiary of the Company and became a wholly owned subsidiary of Dow. On March 29, 2001, Dow's management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the Union Carbide merger. These decisions were based on management's assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge of $1,384 million in the first quarter of 2001. Subsequent periodic reviews of the Company's integration plans resulted in minor revisions to the reserve. At June 30, 2002, $311 million of the reserve remained, primarily for employee-related costs. Although the Company does not anticipate significant changes, actual costs for employee severance may differ from these estimates. For further discussion and information regarding the current reserve balance, see Note C to the Consolidated Financial Statements.

  Pension and Other Postretirement Benefits

          The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including discount rates, expected return on plan assets, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and were disclosed in Note O to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension and other postretirement obligations and future expense. For 2002, the Company revised the assumptions related to the return on plan assets and discount rates for its U.S. plans and will record incremental expense, compared with 2001, of approximately $70 million.

  Income Taxes

          Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At June 30, 2002, the Company had net deferred tax assets of $1,720 million, net of valuation allowances of $412 million. For further discussion, see Note D to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Asbestos-Related Matters of Union Carbide Corporation

        Union Carbide Corporation, a wholly owned subsidiary of the Company, has filed its quarterly report on Form 10-Q for the quarter ended June 30, 2002, and has provided the disclosure below concerning asbestos. Note F to Dow's Consolidated Financial Statements provides some additional information related to Union Carbide's asbestos-related liability. In view of the exposure of Union Carbide to asbestos-related liability noted below, the related insurance coverage available to Union Carbide, and its stated intention to aggressively defend or reasonably resolve, as appropriate, the pending asbestos cases and any additional asbestos cases as may be filed in the future, the Company does not consider Union Carbide's asbestos-related liability to be material to Dow's consolidated financial statements. The disclosures contained in Union Carbide's Form 10-Q are provided in this filing to more broadly disclose information concerning Union Carbide's asbestos-related liability. References below to the "Corporation" or to "UCC" refer to Union Carbide Corporation.

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

            "Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution ("CCR") which sought to resolve asbestos cases on behalf of its members. As members of the CCR, the Corporation's and Amchem's strategy was to settle claims as two relatively small (percentage wise) members of the CCR group. The CCR ceased operating in this manner in February 2001, although it still administers certain settlements. The Corporation then began utilizing Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

            "The rate at which plaintiffs file asbestos-related suits against the Corporation and Amchem has been influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation including several former CCR members. Cases filed against the Corporation and Amchem contain a large percentage of claims that do not allege a particular injury ("Non-Specific Claims").

            "Dow now owns 100 percent of the stock of the Corporation and has been retained to provide its experience in mass tort litigation to manage the Corporation's response to asbestos-related liability. The Corporation has hired new outside counsel to serve as national trial counsel to aggressively defend or reasonably resolve, as appropriate, both pending and future cases. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. At this time, the Corporation cannot estimate the range of liability that will result from these future cases. As a consequence of all of the above-stated facts, the Corporation lacks any remotely comparable loss history from which to assess either the number of or the value of future claims. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits are covered by third-party insurance.

            "For pending cases, the Corporation had asbestos-related litigation accruals of $233 million at December 31, 2001 and related insurance recovery receivables of $223 million. At June 30, 2002, the Corporation had asbestos-related litigation accruals of $298 million and related insurance recovery receivables of $285 million. The litigation accruals were determined by considering the number of claims pending against the Corporation and Amchem, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims are Non-Specific Claims, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates at June 30, 2002 ranged from a low of $289 million to a high of $387 million. Upon review by management, it was determined that the most reasonable estimate was $298 million, which is within the estimable range. The Corporation's asbestos litigation accrual at June 30, 2002 reflected all claims for which the Corporation had received notification through the end of the second quarter of 2002, and the use of the latest average resolution values to calculate probable outcomes. The accrual also included settled claims that had not yet been paid. The number of claims filed in the second quarter of 2002 remained below the high level of claims filed in the middle of last year, but increased from the number of claims filed in the first quarter of 2002.

            "The insurance receivables for asbestos-related liability were determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions, and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The insurance receivable associated with the most reasonable probable liability outcome for pending claims is $285 million and has been recorded at June 30, 2002. This resulted in a net income statement impact to the Corporation of $1.5 million for asbestos-related expense in the second quarter of 2002, bringing the year-to-date impact to $3.5 million. In all of the probable outcomes for pending claims, sufficient insurance coverage exists to provide a similar percentage of coverage for the accrued liability. If the maximum probable outcome were in fact to materialize, the impact would be an additional charge of $4.5 million to income, which is not material to the consolidated financial statements. In addition, insurance is available for future claims.

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

            "While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse effect on the consolidated financial position of the Corporation, but could have a material effect on the consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable."*

*
Union Carbide Corporation, Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of stockholders of The Dow Chemical Company was held on May 9, 2002. At that meeting the following directors were elected to serve three-year terms to expire at the annual meeting in 2005: Jacqueline K. Barton, Anthony J. Carbone, Barbara Hackman Franklin and Harold T. Shapiro. In addition, the terms of the following directors continued after that meeting: Arnold A. Allemang, J. Michael Cook, John C. Danforth, Willie D. Davis, Allan D. Gilmour, Michael D. Parker, J. Pedro Reinhard, James M. Ringler, William S. Stavropoulos and Paul G. Stern.

        The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter		For	Against	Withheld	Abstentions	Broker Nonvotes
1.	Election of Directors:
	Class I
	Jacqueline K. Barton	755,825,860	N/A	9,798,555	N/A	N/A
	Anthony J. Carbone	755,283,526	N/A	10,340,889	N/A	N/A
	Barbara Hackman Franklin	749,648,924	N/A	15,975,491	N/A	N/A
	Harold T. Shapiro	750,175,825	N/A	15,448,590	N/A	N/A
2.	Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for 2002	743,646,839	17,578,930	N/A	4,398,646	0
3.	Authorization of the amendment to the 1988 Award and Option Plan	707,574,060	47,931,774	N/A	10,118,581	0

N/A—Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

Exhibit No.		Description of Exhibit
3(ii	)	A copy of the Bylaws of The Dow Chemical Company, as amended on July 11, 2002.
99(a	)	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99(b	)	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(b)
Reports on Form 8-K.

        The following Current Report on Form 8-K was filed by the Company during the second quarter of 2002:

            On April 25, 2002, the Company filed a Current Report on Form 8-K that included a press release issued on April 25, 2002, announcing the first quarter 2002 earnings for the Company.

        The following Current Report on Form 8-K was filed by the Company subsequent to the second quarter of 2002:

            On July 25, 2002, the Company filed a Current Report on Form 8-K that included a press release issued on July 25, 2002, announcing the second quarter 2002 earnings for the Company.

        The following trademarks of The Dow Chemical Company or its subsidiaries appear in this report: CELLOSIZE, ETHOCEL, METHOCEL, UNIPOL

        The following trademark of Dow AgroSciences LLC appears in this report: SENTRICON

        The following trademark of INEOS plc appears in this report: GAS/SPEC

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY Registrant
Date: August 13, 2002
/s/ FRANK H. BROD Frank H. Brod Vice President & Controller

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
3(ii	)	A copy of the Bylaws of The Dow Chemical Company, as amended on July 11, 2002.
99(a	)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99(b	)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

QuickLinks

Table of Contents
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Comprehensive Income
Notes to the Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION
  RESULTS OF OPERATIONS
  CHANGES IN FINANCIAL CONDITION
  OTHER MATTERS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II—Other Information
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signature
EXHIBIT INDEX