Form 10-Q
period 2002-09-30
DOW CHEMICAL CO /DE/
filed 2002-10-30
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

FOR THE QUARTER ENDED September 30, 2002

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

Class	Outstanding at September 30, 2002
Common Stock, $2.50 par value	911,107,535 shares

The Dow Chemical Company
Table of Contents

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net Sales	$7,041	$6,729	$20,520	$21,459

Cost of sales	6,008	5,639	17,319	18,232
Research and development expenses	262	261	784	804
Selling, general and administrative expenses	389	433	1,185	1,341
Amortization of intangibles	16	50	49	118
Purchased in-process research and development charges	—	69	—	69
Merger-related expenses and restructuring	32	46	55	1,454
Insurance company operations, pretax income (loss)	2	(5)	12	20
Equity in earnings of nonconsolidated affiliates	47	11	42	84
Sundry income—net	18	16	1	384
Interest income	13	21	43	61
Interest expense and amortization of debt discount	194	194	571	555

Income (Loss) before Income Taxes and Minority Interests	220	80	655	(565)

Provision (Credit) for income taxes	67	20	202	(200)
Minority interests' share in income	25	3	49	15

Income (Loss) before Cumulative Effect of Changes in Accounting Principles	128	57	404	(380)

Cumulative effect of changes in accounting principles	—	—	67	32

Net Income (Loss) Available for Common Stockholders	$128	$57	$471	$(348)

Share Data
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—basic	$0.14	$0.06	$0.44	$(0.42)
Earnings (Loss) per common share—basic	$0.14	$0.06	$0.52	$(0.39)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—diluted	$0.14	$0.06	$0.44	$(0.42)
Earnings (Loss) per common share—diluted	$0.14	$0.06	$0.51	$(0.39)
Common stock dividends declared per share of common stock	$0.335	$0.335	$1.005	$0.96
Weighted-average common shares outstanding—basic	911.7	902.8	909.9	900.6
Weighted-average common shares outstanding—diluted	917.9	913.6	917.3	900.6

Depreciation	$417	$402	$1,207	$1,174

Capital Expenditures	$398	$349	$1,086	$998

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2002	Dec. 31, 2001
Assets
Current Assets
Cash and cash equivalents	$500	$220
Marketable securities and interest-bearing deposits	48	44
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2002: $106; 2001: $123)	3,161	2,868
Other	2,050	2,230
Inventories	4,480	4,440
Deferred income tax assets—current	522	506

Total current assets	10,761	10,308

Investments
Investment in nonconsolidated affiliates	1,649	1,581
Other investments	1,632	1,663
Noncurrent receivables	1,010	802

Total investments	4,291	4,046

Property
Property	37,394	35,890
Less accumulated depreciation	23,706	22,311

Net property	13,688	13,579

Other Assets
Goodwill	3,188	3,130
Other intangible assets (net of accumulated amortization—2002: $410; 2001: $346)	602	607
Deferred income tax assets—noncurrent	2,336	2,248
Deferred charges and other assets	1,922	1,597

Total other assets	8,048	7,582

Total Assets	$36,788	$35,515

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$903	$1,209
Long-term debt due within one year	725	408
Accounts payable:
Trade	2,438	2,713
Other	1,388	926
Income taxes payable	182	190
Deferred income tax liabilities—current	206	236
Dividends payable	305	323
Accrued and other current liabilities	2,294	2,120

Total current liabilities	8,441	8,125

Long-Term Debt	10,360	9,266

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	922	760
Pension and other postretirement benefits—noncurrent	2,413	2,475
Other noncurrent obligations	3,514	3,539

Total other noncurrent liabilities	6,849	6,774

Minority Interest in Subsidiaries	366	357

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	—	—
Unearned ESOP shares	(86)	(90)
Retained earnings	10,654	11,112
Accumulated other comprehensive loss	(1,016)	(1,070)
Treasury stock at cost	(2,233)	(2,412)

Net stockholders' equity	9,772	9,993

Total Liabilities and Stockholders' Equity	$36,788	$35,515

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sept. 30, 2002	Sept. 30, 2001
Operating Activities
Income (Loss) before cumulative effect of changes in accounting principles	$404	$(380)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,305	1,316
Purchased in-process research and development	—	69
Provision for deferred income tax	15	5
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	19	(50)
Minority interests' share in income	49	15
Net gain on sales of consolidated companies	(4)	—
Net gain on sales of property and businesses	(11)	(28)
Other net gain	(28)	(266)
Merger-related expenses and restructuring	—	953
Tax benefit—nonqualified stock option exercises	18	25
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(505)	365
Inventories	(49)	(241)
Accounts payable	100	(490)
Other assets and liabilities	30	(845)

Cash provided by operating activities	1,343	448

Investing Activities
Capital expenditures	(1,086)	(998)
Proceeds from sales of property and businesses	52	123
Acquisitions of businesses, net of cash received	—	(2,297)
Proceeds from sale of consolidated companies	39	—
Investments in nonconsolidated affiliates	(74)	(64)
Advances to nonconsolidated affiliates, net of cash received	—	(106)
Proceeds from sale of nonconsolidated affiliates	—	180
Purchases of investments	(1,362)	(1,956)
Proceeds from sales of investments	1,338	2,753

Cash used in investing activities	(1,093)	(2,365)

Financing Activities
Changes in short-term notes payable	(274)	473
Payments on long-term debt	(424)	(238)
Proceeds from issuance of long-term debt	1,596	2,105
Purchases of treasury stock	(3)	(5)
Proceeds from sales of common stock	118	110
Proceeds from issuance of preferred securities of subsidiary	—	500
Distributions to minority interests	(67)	(63)
Dividends paid to stockholders	(912)	(759)

Cash provided by financing activities	34	2,123

Effect of Exchange Rate Changes on Cash	(4)	(4)

Summary
Increase in cash and cash equivalents	280	202
Cash and cash equivalents at beginning of year	220	278

Cash and cash equivalents at end of period	$500	$480

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net Income (Loss) Available for Common Stockholders	$128	$57	$471	$(348)

Other Comprehensive Income (Loss), Net of Tax
Net unrealized losses on investments	(41)	(31)	(64)	(329)
Translation adjustments	(47)	49	137	(100)
Net losses on cash flow hedging derivative instruments	(23)	(30)	(19)	(13)

Total other comprehensive income (loss)	(111)	(12)	54	(442)

Comprehensive Income (Loss)	$17	$45	$525	$(790)

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

  •
  The Rubber reporting unit has faced increased competition and rapidly rising hydrocarbon costs with a significant oversupply of natural rubber, resulting in steadily declining margins. Revisions were made to the 10-year earnings forecast to reflect these negative trends and, as a result, a goodwill impairment loss of $4 million was recognized in the first quarter of 2002 in the Plastics segment.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company determined that its current accounting policy for the impairment of long-lived assets is consistent with SFAS No. 144.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement, which is effective for exit or disposal activities initiated after December 31, 2002, will change the measurement and timing of costs associated with exit and disposal activities undertaken by the Company in the future.

        On August 26, 2002, the Company announced that in the first quarter of 2003, it would begin expensing stock options issued to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Dow currently uses the accounting method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123; however, expensing stock options is considered the preferable method of accounting for stock-based compensation. In the announcement, Dow stated it expected the expense associated with stock options to be approximately $0.02 per share in 2003, growing to approximately $0.06 per share in 2005. The estimates were based on the current guidance of SFAS No. 123, the terms of Dow's stock option plans and current assumptions for stock option grants and valuation, which may change in the future.

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

        The special charge included $643 million for employee-related costs, which consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The Company's integration plans included a workforce reduction of approximately 4,500 people, primarily from Union Carbide's administrative, marketing, purchasing, research and development, and manufacturing workforce. The charge for severance was based upon the severance plan provisions communicated to employees. According to the initial integration plans, the Company expected to expend approximately 66 percent of the employee-related costs within the first two years following the merger, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period. During the fourth quarter of 2001, a review of the Company's integration plans resulted in a revision to the estimated workforce reduction, as actual reductions had exceeded the original plans. Consequently, the severance provision was increased $56 million for an additional workforce reduction of approximately 600 people. As of December 31, 2001, severance of $333 million had been paid to approximately 3,100 former employees. In the first three quarters of 2002, severance of $132 million was paid to approximately 1,750 former employees, bringing the program-to-date amount to $465 million paid to approximately 4,850 former employees. The planned merger-related program for workforce reductions was substantially completed in the third quarter of 2002, although additional reductions may continue as the Company continues its restructuring efforts. The Company will account for future workforce reductions as they occur.

        The special charge included $122 million for transaction costs, which consisted primarily of investment banking, legal and accounting fees. All of these costs had been paid at March 31, 2001.

        The special charge included $619 million for the write-down of duplicate assets and facilities directly related to the merger. Included in the write-down were charges of $299 million for assets and facilities that were rendered redundant as a result of the merger, $81 million for lease abandonment reserves, $138 million for asset impairments and $101 million for losses on divestitures required for regulatory approval of the merger. Duplicate assets consisted principally of capitalized software costs, information technology equipment, and research and development facilities and equipment, all of which were written off during the first quarter of 2001. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. These components of the special charge will require limited future cash outlays and will result in a decrease in annual depreciation of approximately $62 million. In November 2001, the decision to close a research and development facility in Bound Brook, New Jersey, was reversed in light of difficult economic conditions; the facility will now remain open until at least 2005. Consequently, $55 million of the special charge was reversed during the fourth quarter of 2001. At December 31, 2001, $77 million of the reserve remained for the abandonment of leased facilities and demolition costs; at September 30, 2002, $65 million of the reserve remained. The leased facilities will remain open until at least 2005.

        In addition to the special charge, one-time merger and integration costs, exclusively related to the Union Carbide merger, of $115 million were recorded in 2001. For the first three quarters of 2002, one-time merger and integration costs totaled $29 million, compared with $83 million for the same period of last year.

        The following table summarizes the activity in the special charge reserve:

In millions	Labor-related Costs	Transaction Costs	Write-down of Duplicate Assets and Facilities	One-time Merger and Integration Costs	Total
2001:
Special charge	$643	$122	$619	—	$1,384
Adjustments to reserve	43	—	(55)	$115	103
Charges against reserve	(333)	(122)	(487)	(115)	(1,057)

Balance at Dec. 31, 2001	$353	—	$77	—	$430

2002:
Adjustments to reserve	—	—	—	$13	$13
Charges against reserve	$(81)	—	$(4)	(13)	(98)

Balance at March 31, 2002	$272	—	$73	—	$345

Adjustments to reserve	—	—	—	$10	$10
Charges against reserve	$(30)	—	$(4)	(10)	(44)

Balance at June 30, 2002	$242	—	$69	—	$311

Adjustments to reserve	$21	—	—	$6	$27
Charges against reserve	(21)	—	$(4)	(6)	(31)
Completion of program (1)	(242)	—	(65)	—	(307)

Balance at Sept. 30, 2002	—	—	—	—	—

(1)
Upon completion of the program, the outstanding merger-related reserve for employee-related costs associated with pension and postretirement benefit plans is considered part of the Company's regular pension and other postretirement obligations. The reserve related to the abandonment of leased facilities is included in "Other noncurrent obligations."

        In the third quarter of 2002, the Company also recorded severance of $5 million related to a workforce reduction program at Dow AgroSciences.

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

        The Union Carbide merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements include the combined results of Dow and Union Carbide for all periods presented. See Note C regarding a special charge for merger-related expenses and restructuring recorded in 2001.

Other Significant Acquisitions and Divestitures

        The following acquisitions were accounted for using the purchase method of accounting.

        In January 2001, the Company acquired the 50 percent interest in Gurit-Essex AG that it did not previously own from Gurit-Heberlein AG for approximately $390 million, and began fully consolidating the results of Gurit-Essex AG. Gurit-Essex AG is the largest European supplier of automotive adhesives, sealants and body engineered systems for the automotive OEM and aftermarket. The acquisition globalized Dow Automotive's product availability and doubled the Company's adhesives, sealants and body engineered systems business.

        On February 9, 2001, Dow announced it had reached an agreement with EniChem to acquire its polyurethanes business, which had annual sales of approximately $500 million. The acquisition, which strengthens Dow's polyurethanes portfolio by enhancing its European presence, was completed in April 2001 for a net cash cost of approximately $80 million. In the second quarter of 2001, the Company began including the results of this business in its consolidated financial statements. Under the terms of the agreement, Dow divested Union Carbide's 50 percent interest in Polimeri Europa S.r.l. to EniChem in order to satisfy the European Commission's conditions for approval of the merger.

        On March 8, 2001, Dow announced it had reached an agreement to acquire Rohm and Haas Company's agricultural chemicals business, including working capital, for approximately $1 billion. After receiving regulatory approval, the Company announced completion of the acquisition on June 1, 2001, and began including the results of this business in its consolidated financial statements. In the second quarter of 2002, the Company finalized its allocation of the purchase price to the assets acquired and liabilities assumed, principally resulting in adjustments to the values assigned to goodwill, property and accounts receivable.

        On March 29, 2001, Dow announced it was making a tender offer to acquire 100 percent of the outstanding shares of Ascot Plc, a publicly traded U.K. company with annual chemical sales of approximately $335 million. The European Commission granted regulatory approval of the acquisition on May 11, 2001, and the Company declared its offer to acquire Ascot wholly unconditional on June 1, 2001, and began including the results of Ascot in its consolidated financial statements. The acquisition is valued at approximately $450 million. Dow has integrated the Fine Chemicals and Specialty Chemicals businesses of Ascot into Dow's Performance Chemicals' business group. In the second quarter of 2002, the Company finalized its allocation of the purchase price to the assets acquired and liabilities assumed, principally resulting in adjustments to the values assigned to goodwill, property and other intangible assets.

Note E—Goodwill and Other Intangible Assets

        The Company ceased amortizing goodwill upon adoption of SFAS No. 142 on January 1, 2002 (see Note B). The following table provides pro forma results for the three months and nine months ended September 30, 2001, compared with actual results for the three months and nine months ended September 30, 2002, as if the non-amortization provisions of SFAS No. 142 had been applied in 2001:

	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Reported income (loss) before cumulative effect of changes in accounting principles	$128	$57	$404	$(380)
Reported net income (loss)	$128	$57	$471	$(348)

Adjustments:
Goodwill amortization, net of tax	—	$42	—	$90
Negative goodwill amortization, net of tax	—	(2)	—	(8)
Equity method goodwill amortization, net of tax	—	2	—	8

Total adjustments	—	$42	—	$90

Adjusted income (loss) before cumulative effect of changes in accounting principles	$128	$99	$404	$(290)
Adjusted net income (loss)	$128	$99	$471	$(258)

Reported earnings (loss) before cumulative effect of changes in accounting principles per common share—basic	$0.14	$0.06	$0.44	$(0.42)
Reported earnings (loss) per common share—basic	$0.14	$0.06	$0.52	$(0.39)

Adjustments:
Goodwill amortization, net of tax	—	$0.05	—	$0.10
Negative goodwill amortization, net of tax	—	—	—	(0.01)
Equity method goodwill amortization, net of tax	—	—	—	0.01

Total adjustments	—	$0.05	—	$0.10

Adjusted earnings (loss) before cumulative effect of changes in accounting principles per common share—basic	$0.14	$0.11	$0.44	$(0.32)
Adjusted earnings (loss) per common share—basic	$0.14	$0.11	$0.52	$(0.29)

Reported earnings (loss) before cumulative effect of changes in accounting principles per common share—diluted	$0.14	$0.06	$0.44	$(0.42)
Reported earnings (loss) per common share—diluted	$0.14	$0.06	$0.51	$(0.39)

Adjustments:
Goodwill amortization, net of tax	—	$0.05	—	$0.10
Negative goodwill amortization, net of tax	—	—	—	(0.01)
Equity method goodwill amortization, net of tax	—	—	—	0.01

Total adjustments	—	$0.05	—	$0.10

Adjusted earnings (loss) before cumulative effect of changes in accounting principles per common share—diluted	$0.14	$0.11	$0.44	$(0.32)
Adjusted earnings (loss) per common share—diluted	$0.14	$0.11	$0.51	$(0.29)

        Accumulated amortization for goodwill upon adoption of SFAS No. 142 was $569 million. The following table shows changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by operating segment:

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at January 1, 2002	$889	$757	$1,303	$118	$63	$3,130

Impairment losses:
Hampshire Fine Chemicals	—	(18)	—	—	—	(18)
Rubber	—	—	—	(4)	—	(4)

Total impairment losses	—	(18)	—	(4)	—	(22)

Goodwill write-off related to sale of Chlorchem	—	(3)	—	—	—	(3)

Purchase price allocation adjustments:
Ascot	—	27	—	—	—	27
Buildscape	11	—	—	—	—	11
Gurit-Essex	3	—	—	—	—	3
Rohm and Haas	—	—	17	—	—	17
Reichhold Specialty Latex	—	25	—	—	—	25

Total adjustments	14	52	17	—	—	83

Goodwill at September 30, 2002	$903	$788	$1,320	$114	$63	$3,188

        The following table provides information regarding the Company's other intangible assets:

	At September 30, 2002			At December 31, 2001
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$297	$(111)	$186	$278	$(87)	$191
Patents	156	(60)	96	161	(54)	107
Software	323	(206)	117	291	(188)	103
Trademarks	137	(12)	125	126	(6)	120
Other	99	(21)	78	97	(11)	86

Total	$1,012	$(410)	$602	$953	$(346)	$607

        Amortization expense for other intangible assets (not including software) was $16 million in the third quarter of 2002, compared with $7 million in the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $49 million, compared with $27 million for the first nine months of 2001. Amortization expense for software, which is included in cost of sales, totaled $7 million in the third quarter, compared with $4 million last year. For the first nine months of this year, amortization expense for software was $18 million, up from $12 million for the same period last year. Total estimated amortization expense for 2002 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2002	$90
2003	82
2004	78
2005	70
2006	65
2007	56

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

        Numerous lawsuits have been brought against the Company and other chemical companies, both inside and outside of the United States, alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane ("DBCP") has caused personal injury and property damage, including contamination of groundwater. To date, there have been no verdicts or judgments against the Company in connection with these allegations. It is the opinion of the Company's management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company's consolidated financial statements.

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $413 million as of September 30, 2002, for environmental matters, including $37 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

        Union Carbide Corporation, a wholly owned subsidiary of the Company, has filed its quarterly report on Form 10-Q for the quarter ended September 30, 2002, and has provided the disclosure below concerning asbestos. The Company does not consider Union Carbide's asbestos-related liability to be material to Dow's consolidated financial statements. The disclosures contained in Union Carbide's Form 10-Q are provided in this filing to more broadly disclose information concerning Union Carbide's asbestos-related liability. References below to the "Corporation" or to "UCC" refer to Union Carbide Corporation.

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

          "The rate at which plaintiffs file asbestos-related suits against the Corporation and Amchem has been influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation including several former CCR members. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. At this time, the Corporation cannot estimate the liability that will result from future claims. The Corporation will aggressively defend or reasonably resolve, as appropriate, both pending and future cases. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits are covered by third-party insurance.

          "For pending claims, the Corporation had asbestos-related litigation accruals of $233 million and related insurance recovery receivables of $223 million at December 31, 2001. At September 30, 2002, the Corporation had asbestos-related litigation accruals of $362 million and related insurance recovery receivables of $344 million. In addition, at September 30, 2002, the Corporation had other litigation accruals, unrelated to environmental or asbestos litigation, of $25 million and related insurance recovery receivables of $25 million.

          "While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse effect on the consolidated financial position of the Corporation, but could have a material effect on the consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable."*

*
Union Carbide Corporation, Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Notes to the Consolidated Financial Statements, Note F—Commitments and Contingent Liabilities, Litigation.

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

        In addition to the take or pay obligations at December 31, 2001, the Company had outstanding purchase commitments which ranged from one to 20 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $152 million. In general, such commitments were at prices not in excess of current market prices. The Company also had outstanding commitments for construction performance and lease payment guarantees and other obligations of $860 million. The Company was also committed to lease manufacturing facilities under construction in The Netherlands. At September 30, 2002, the Company was also committed to lease a pipeline under construction in Germany.

Company Guarantee of Registered Debt Securities of Finance Subsidiary

        The Company fully and unconditionally guarantees the registered debt securities originally issued by its finance subsidiary, Dow Capital B.V. These debt securities have been assumed by Dow Capital Plc, a wholly owned and fully consolidated subsidiary of the Company. Dow Capital B.V. was subsequently dissolved. At December 31, 2001, there was principal outstanding of $857 million with respect to these debt securities. There are no significant restrictions on the ability of the Company to obtain funds from Dow Capital Plc.

Note G—Inventories

        The following table provides a breakdown of inventories at September 30, 2002 and December 31, 2001:

Inventories In millions	Sept. 30, 2002	Dec. 31, 2001
Finished goods	$2,669	$2,675
Work in process	936	894
Raw materials	490	509
Supplies	385	362

Total inventories	$4,480	$4,440

        The reserves required to adjust inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to a decrease of $179 million at September 30, 2002, and a decrease of $146 million at December 31, 2001.

Note H—Operating Segments and Geographic Areas

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Operating segment sales
Performance Plastics	$1,815	$1,829	$5,369	$5,614
Performance Chemicals	1,316	1,306	3,877	3,856
Agricultural Sciences	551	477	2,082	1,891
Plastics	1,667	1,606	4,783	5,072
Chemicals	917	857	2,463	2,798
Hydrocarbons and Energy	711	578	1,779	2,005
Unallocated and Other	64	76	167	223

Total	$7,041	$6,729	$20,520	$21,459

Operating segment EBIT (1,2)
Performance Plastics	$140	$214	$532	$571
Performance Chemicals	172	218	535	476
Agricultural Sciences	(25)	(150)	190	69
Plastics	170	83	214	158
Chemicals	38	57	(30)	95
Hydrocarbons and Energy	9	(11)	50	(14)
Unallocated and Other	(103)	(158)	(308)	(1,426)

Total	$401	$253	$1,183	$(71)

Geographic area sales
United States	$2,800	$2,741	$8,339	$9,149
Europe	2,384	2,190	6,898	6,825
Rest of World	1,857	1,798	5,283	5,485

Total	$7,041	$6,729	$20,520	$21,459

(1)
The reconciliation between "Earnings (Loss) before interest, income taxes and minority interests ("EBIT")" and "Income (Loss) before income taxes and minority interests" is shown below:

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
EBIT	$401	$253	$1,183	$(71)
Interest income	13	21	43	61
Interest expense and amortization of debt discount	194	194	571	555

Income (Loss) before income taxes and minority interests	$220	$80	$655	$(565)

(2)
Financial results for 2002 do not include goodwill amortization due to the adoption of SFAS No. 142 (see Note E). Total goodwill amortization expense, including equity method goodwill, included in EBIT for the three and nine months ended September 30, 2001 was as follows:

In millions	Three Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2001
Performance Plastics	$8	$21
Performance Chemicals	10	18
Agricultural Sciences	24	54
Plastics	5	10
Chemicals	—	—
Hydrocarbons and Energy	—	2
Unallocated and Other	(2)	(6)

Total	$45	$99

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

RESULTS OF OPERATIONS

Selected data for the three months and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Sales	$7,041	$6,729	$20,520	$21,459
Cost of sales	6,008	5,639	17,319	18,232
% of sales	85%	84%	84%	85%
Research and development, and selling, general and administrative expenses	651	694	1,969	2,145
% of sales	9%	10%	10%	10%
Earnings (Loss) before interest, income taxes and minority interests ("EBIT") (1)	401	253	1,183	(71)
% of sales	6%	4%	6%	—
Effective tax rate	30.5%	25.0%	30.8%	35.4%
Net income (loss) available for common stockholders	$128	$57	$471	$(348)
Earnings (Loss) per common share—basic	$0.14	$0.06	$0.52	$(0.39)
Earnings (Loss) per common share—diluted	$0.14	$0.06	$0.51	$(0.39)
Operating rate percentage	80%	77%	79%	77%

(1)
The reconciliation between "Earnings (Loss) before interest, income taxes and minority interests ("EBIT")" and "Income (Loss) before income taxes and minority interests" is shown below:

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
EBIT	$401	$253	$1,183	$(71)
Interest income	13	21	43	61
Interest expense and amortization of debt discount	194	194	571	555

Income (Loss) before income taxes and minority interests	$220	$80	$655	$(565)

        Net sales for the third quarter of 2002 were $7.0 billion, up 5 percent from $6.7 billion in the third quarter of last year, as volume grew 3 percent and prices improved 2 percent (see Sales Volume and Price table on page 26). Compared with last year, volume improved significantly in Agricultural Sciences, Hydrocarbons and Energy, and Chemicals, and was up slightly in Performance Chemicals. Volume was flat in Performance Plastics and Plastics.

Prices rose 2 percent from the third quarter of last year, primarily due to the favorable impact of currency in Europe. Compared with last year, prices improved in the basic segments, but declined slightly in the Company's performance segments. From a geographic standpoint, significant volume growth was reported outside of the United States, particularly in Latin America and Asia Pacific, while volume was relatively flat in the United States. Prices improved in the United States and Europe, more than offsetting price declines in the rest of the world. Year to date, net sales of $20.5 billion were down 4 percent from $21.5 billion last year, as a 9 percent decline in selling prices overshadowed a 5 percent improvement in volume.

        Operating expenses (research and development, and selling, general and administrative expenses) were $651 million for the third quarter of 2002, down $43 million, or 6 percent, from $694 million last year due to cost control efforts and the realization of merger-related cost synergies. For the first nine months of the year, operating expenses totaled $1,969 million, down 8 percent from $2,145 million last year.

        Net income for the third quarter of 2002 was $128 million or $0.14 per share, compared with $57 million or $0.06 per share for the third quarter of 2001. Net income improved from last year as higher selling prices and volume growth more than offset the unfavorable impact of higher feedstock and energy costs of more than $120 million. Net income for the third quarter of 2002 was reduced by the following unusual items (reflected in "Merger-related expenses and restructuring"): additional pretax integration costs of $6 million related to the Union Carbide merger (see Note C to the Consolidated Financial Statements); additional pretax merger-related severance of $21 million; and pretax severance related to a workforce reduction program at Dow AgroSciences of $5 million. Net income for the third quarter of last year was reduced by the following unusual items: pretax merger-related integration costs of $46 million; a pretax charge of $69 million for purchased in-process research and development costs ("IPR&D") associated with the acquisition of Rohm and Haas' agricultural chemicals business (see Note D to Consolidated Financial Statements); a pretax $6 million reinsurance loss on the World Trade Center (reflected in "Insurance company operations"); and Dow's $11 million share of a restructuring charge recorded by Dow Corning (reflected in "Equity in earnings of nonconsolidated affiliates").

        Net income for the first nine months of 2002 was $471 million compared with a net loss of $348 million for the same period last year. Year to date, lower feedstock and energy costs of $1.4 billion were more than offset by lower selling prices of $2.0 billion, negatively impacting net income. Net income for the first three quarters of 2002 was reduced by the net impact of several unusual items: year-to-date pretax integration costs of $29 million related to the Union Carbide merger; pretax merger-related severance of $21 million; pretax severance of $5 million related to a workforce reduction program at Dow AgroSciences; a $10 million pretax restructuring charge (Dow's share) recorded by UOP (reflected in "Equity in earnings of nonconsolidated affiliates" in the Performance Plastics segment); pretax goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates; and a net after-tax gain of $67 million related to the adoption of two new accounting standards [Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."]. Net income for the first nine months of 2001 was negatively impacted by the net result of several unusual items: pretax merger-related costs and restructuring of $1.5 billion, a pretax charge of $69 million for IPR&D associated with the acquisition of Rohm and Haas' agricultural chemicals business (see Note D to Consolidated Financial Statements); a pretax $6 million reinsurance loss on the World Trade Center (reflected in "Insurance company operations"); Dow's $11 million share of a restructuring charge recorded by Dow Corning (reflected in "Equity in earnings of nonconsolidated affiliates"); a pretax gain of $266 million on the sale of stock in Schlumberger Ltd.; and an after-tax transition adjustment gain of $32 million related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Notes B and C to the Consolidated Financial Statements provide additional information regarding accounting changes and merger-related expenses, respectively.

        The following tables show the impact of the unusual items recorded in the three-month and nine-month periods ended September 30, 2002 and 2001 on EBIT; net income (loss); and earnings (loss) per common share—diluted:

	EBIT		Net Income		Earnings Per Share
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Unusual items:
Merger-related expenses and restructuring	$(32)	$(46)	$(20)	$(34)	$(0.02)	$(0.03)
Purchased in-process R&D	—	(69)	—	(43)	—	(0.05)
Reinsurance company loss on WTC	—	(6)	—	(5)	—	(0.01)
Dow Corning restructuring	—	(11)	—	(11)	—	(0.01)

Total unusual items	$(32)	$(132)	$(20)	$(93)	$(0.02)	$(0.10)

As reported	$401	$253	$128	$57	$0.14	$0.06
Excluding unusual items	$433	$385	$148	$150	$0.16	$0.16

	EBIT		Net Income		Earnings Per Share
	Nine Months Ended		Nine Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Unusual items:
Merger-related expenses and restructuring	$(55)	$(1,454)	$(35)	$(970)	$(0.04)	$(1.07)
Purchased in-process R&D	—	(69)	—	(43)	—	(0.05)
Reinsurance company loss on WTC	—	(6)	—	(5)	—	(0.01)
Dow Corning restructuring	—	(11)	—	(11)	—	(0.01)
UOP restructuring	(10)	—	(7)	—	(0.01)	—
Goodwill impairment losses in nonconsolidated affiliates	(16)	—	(16)	—	(0.02)	—
Gain on sale of Schlumberger stock	—	266	—	168	—	0.18
Cumulative effect of changes in accounting principles	—	—	67	32	0.07	0.04

Total unusual items	$(81)	$(1,274)	$9	$(829)	—	$(0.92)

As reported	$1,183	$(71)	$471	$(348)	$0.51	$(0.39)
Excluding unusual items	$1,264	$1,203	$462	$481	$0.51	$0.53

PERFORMANCE PLASTICS

        Performance Plastics sales of $1,815 million for the third quarter of 2002 were down 1 percent from $1,829 million in the third quarter of 2001. Prices fell 1 percent; volume was unchanged. Third quarter EBIT for the segment was $140 million, down from $214 million in the same period of last year, as the impact of lower selling prices, flat volume and increased raw material costs more than offset the benefit of cost synergies realized through the Union Carbide merger and other 2001 acquisitions, and the impact of cost control initiatives.

        Dow Automotive sales for the third quarter of 2002 were up slightly from a year ago, as volume growth of 3 percent was partially offset by a 2 percent decline in selling prices. An increase in demand for new applications of products fueled the increase in volume as Dow continues to leverage its technological strengths and offer added capabilities to the automotive industry. The decline in selling prices reflects the competitive environment that domestic producers are facing within the global automotive industry. EBIT improved significantly compared with last year due to lower operating expenses.

        Engineering Plastics sales for the quarter were down 14 percent from the third quarter of 2001, due to a 9 percent decline in volume and a 5 percent decline in selling prices. Price continued to be negatively impacted by excess industry capacity in an intensely competitive environment and by slow demand in the information technology sector. EBIT for the quarter declined versus last year due to the declines in price and volume.

        Sales of Epoxy Products and Intermediates for the quarter were down 4 percent from last year, due to a decline in prices. Intense competitive pressure in all geographic areas continued to negatively impact price. EBIT for the quarter declined versus the third quarter of 2001 due to lower selling prices and higher raw material costs.

        Fabricated Products sales for the third quarter of 2002 were up 7 percent versus last year due to higher volume, particularly in the United States and Europe. Demand for new products such as isocyanurate foams, which were acquired from Celotex Corporation in the third quarter of last year, and WEATHERMATE insulation contributed significantly to the increase in volume. Excluding the products purchased from Celotex, volume was relatively flat versus last year. EBIT for the third quarter of 2002 improved from the same quarter of 2001 as volume growth and the realization of acquisition-related cost synergies more than offset higher raw material costs.

        Polyurethanes sales for the third quarter were up 2 percent compared with the third quarter of 2001, as volume growth of 3 percent exceeded a price decline of 1 percent. Volume continued to be strong, but prices for polyols and isocyanates declined due to competitive pressure and oversupply of product within the industry. EBIT for the third quarter declined versus the same quarter of last year due to increased raw material costs.

        Wire and Cable sales and EBIT for the third quarter of 2002 were down from the third quarter of last year, primarily due to weak demand within the telecommunications cable industry.

        For the first nine months of the year, Performance Plastics sales were $5,369 million, down 4 percent from $5,614 million in the same period last year. Prices declined 6 percent, exceeding a 2 percent improvement in volume. Year-to-date EBIT for the segment was $532 million, down from $571 million for the first three quarters of last year. Despite improved volume, EBIT declined as the impact of lower selling prices exceeded the benefit of lower raw material costs.

PERFORMANCE CHEMICALS

        Performance Chemicals sales for the third quarter of 2002 were $1,316 million, up 1 percent from $1,306 million in the third quarter of last year. Volume improved 1 percent while prices remained flat. Third quarter EBIT for the segment was $172 million, down from $218 million last year as higher raw material costs exceeded the benefit of merger-related cost synergies.

        Custom and Fine Chemicals sales for the third quarter of 2002 were down from last year due to a decline in volume. EBIT for the quarter, however, improved due to the realization of cost synergies related to the 2001 acquisition of Ascot Plc.

        Emulsion Polymers sales for the quarter improved 11 percent compared with the third quarter of 2001, on volume growth of 9 percent and higher prices of 2 percent. Approximately half of the improvement in volume was due to Dow's acquisition of Reichhold's carpet latex business in the fourth quarter of 2001, while the other half was due to strong demand for Dow's products. Despite higher sales, EBIT for the third quarter declined compared with last year due to higher monomer costs.

        Industrial Chemicals sales were down 7 percent from the third quarter of 2001, due to declines in both volume and price. Sales declined primarily due to competitive pressures in polyglycols and surfactants. EBIT for the business declined versus last year due to the decline in sales and an increase in feedstock costs.

        Oxide Derivatives sales for the third quarter of 2002 were up slightly from the same period of last year, on modest improvements in both volume and price. EBIT for the third quarter was essentially flat with last year, as higher raw material costs offset the impact of higher sales.

        Specialty Polymers sales in the third quarter were up 2 percent from the same period of 2001, as volume growth of 3 percent exceeded a price decline of 1 percent. Despite higher sales, EBIT for the business declined versus last year due to higher propylene costs and competitive pressures in acrylic acid and acrylate derivatives.

        Water Soluble Polymers sales for the quarter were up 6 percent versus the third quarter of 2001, on 4 percent volume growth and a 2 percent improvement in price. Volume was up due to strong demand in the construction market driven by lower interest rates. EBIT for the third quarter improved versus last year due to higher sales and the realization of merger-related cost synergies.

        Performance Chemicals sales for the first nine months of 2002 were $3,877 million, up 1 percent from $3,856 million in the same period of 2001. Volume improved 4 percent, but was partially offset by a 3 percent decline in prices. Year to date, EBIT for the segment was $535 million, up significantly from $476 million in the first three quarters of 2001, as higher volume, lower raw material costs and the realization of cost synergies more than offset the impact of lower selling prices.

AGRICULTURAL SCIENCES

        Sales for the Agricultural Sciences segment for the third quarter of 2002 were $551 million, up 16 percent from $477 million last year. Volume was up 18 percent, while prices declined 2 percent. Demand was especially strong in the quarter for herbicides, as wet weather this past spring in North America delayed the use of herbicides until this quarter. Insecticide sales were also up. EBIT for the quarter was a loss of $25 million, compared with a loss of $150 million in the third quarter of 2001. EBIT was reduced in the third quarter by severance of $5 million related to a workforce reduction program. Last year, EBIT was reduced by a $69 million charge in the third quarter for IPR&D costs associated with the acquisition of Rohm and Haas' agricultural chemicals business (see Note D to Consolidated Financial Statements). Excluding this charge, EBIT for the third quarter of 2001 was a loss of $81 million. EBIT for the third quarter of 2002 improved from last year due to strong volume growth and lower operating expenses.

        Sales for the Agricultural Sciences segment were $2,082 million in the first nine months of the year, up 10 percent from $1,891 million in 2001. While volume improved 12 percent, prices fell 2 percent. Excluding the Rohm and Haas acquisition, volume was up approximately 2 percent from last year. EBIT for the first nine months of 2002 was $190 million compared with $69 million last year. As previously mentioned, results for 2001 were reduced by a $69 million charge for IPR&D. Excluding this charge, year-to-date EBIT improved from last year due to volume growth and lower operating expenses.

PLASTICS

        Plastics sales in the third quarter of 2002 were $1,667 million, up 4 percent from $1,606 million a year ago. Compared with last year, prices improved 4 percent, while volume remained flat. EBIT for the quarter was $170 million, up substantially from $83 million in the third quarter of 2001, as the segment benefited from higher selling prices and the realization of merger-related cost synergies that more than offset higher feedstock and energy costs.

        Polyethylene sales were up slightly from the third quarter of last year, as prices rose 4 percent and volume declined 3 percent. Prices in the United States increased during the quarter consistent with previously announced price increases. In Europe, prices were up 13 percent, due to the strengthening of the Euro. In Latin America, however, prices declined 13 percent. Volume declined in most geographic areas. The combined effect of the uncertain economic environment, a premium on the price of oil related to unrest in the Middle East, and ample supply of product in the market caused the margin improvement momentum of the second quarter to stall in the latter half of the third quarter. EBIT for the quarter improved significantly compared with the third quarter of last year due to increased selling prices, lower ethylene costs and the realization of merger-related cost synergies.

        Polypropylene sales for the third quarter of 2002 continued an upward trend, as prices increased more than 20 percent and volume grew 6 percent compared with the same quarter last year. The business continued to operate its plants at full capacity during the quarter to meet demand. Despite significantly higher propylene costs, EBIT improved substantially versus last year due to improved pricing and volume growth.

        Polystyrene sales for the third quarter of 2002 were up 20 percent compared with the same quarter last year, with significant improvement in both volume and price. Volume grew 12 percent from the low levels of 2001, as prices rose 8 percent. While strong growth was reported in all geographic areas, demand was particularly strong in Asia Pacific, up 25 percent from the third quarter of last year. Prices were up in all geographic areas, except Latin America. Compared with the third quarter of 2001, EBIT for the business improved as the impact of lower operating expenses and increased volume and prices offset higher styrene monomer costs.

        Plastics sales for the first nine months of 2002 were $4,783 million, down 6 percent from $5,072 million last year. Volume improved 8 percent compared with last year, but was more than offset by a sharp decline in prices of 14 percent. EBIT for the period was $214 million, up from $158 million in the first three quarters of 2001 as the favorable impact of higher demand, lower feedstock and energy costs, lower operating expenses, and the realization of cost synergies, offset the negative impact of the significantly lower selling prices.

CHEMICALS

        Third quarter sales for the Chemicals segment were $917 million, up 7 percent from $857 million in the third quarter of 2001, due to a 6 percent increase in volume and a 1 percent improvement in price. Volume increased due to improved demand for ethylene glycol ("EG"), caustic soda, vinyl chloride monomer ("VCM"), and organic intermediates, solvents and monomers ("OISM"). Prices for VCM were up, but were offset by price declines for chlorinated organics and caustic soda. EBIT for the quarter was $38 million versus $57 million in the third quarter of last year. While results for the segment were favorably impacted in the third quarter by higher volume and price, EBIT declined due to increased feedstock and energy costs and higher operating costs.

        For the first nine months of 2002, sales for the Chemicals segment were $2,463 million, down 12 percent from $2,798 million for the same period of last year due to a 16 percent decline in prices and a 4 percent improvement in volume. EBIT for the first nine months of the year was a loss of $30 million compared with income of $95 million in 2001. EBIT was lower as significant declines in selling prices more than offset a favorable year-to-date impact of lower feedstock and energy costs and the realization of merger-related cost synergies.

HYDROCARBONS AND ENERGY

        Hydrocarbons and Energy sales for the quarter were $711 million, up 23 percent from $578 million in the third quarter of 2001, due to a 14 percent increase in volume and a 9 percent increase in selling prices.

        The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. While selling prices for the Company in total were up approximately $100 million from the third quarter of last year, Dow's total energy and hydrocarbon feedstock costs for the third quarter were $120 million higher than last year, negatively impacting margins in some of the Company's businesses. Hydrocarbons and Energy EBIT for the quarter was $9 million compared with a loss of $11 million last year.

        Sales for the first nine months of 2002 were $1,779 million, down 11 percent from $2,005 million for the same period of 2001, due to a sharp decline in selling prices in the first half of the year. EBIT for the first nine months of 2002 was $50 million compared with a loss of $14 million last year.

UNALLOCATED AND OTHER

        EBIT for the third quarter was a loss of $103 million compared with a loss of $158 million in the third quarter of 2001. Included in the results for Unallocated and Other are developmental expenses related to Growth Platforms, overhead and other cost recovery variances that are not allocated to the operating segments, results of insurance company operations, gains and losses on sales of financial assets, foreign exchange hedging results, and Dow's share of the earnings/losses of Dow Corning Corporation and Cargill Dow LLC. This year, third quarter results included the unfavorable impact of additional merger-related integration costs of $6 million, bringing the year-to-date total to $29 million, and additional merger-related severance of $21 million. EBIT for the third quarter of 2001 was negatively impacted by additional merger-related expenses of $46 million, a $6 million reinsurance loss on the World Trade Center (reflected in "Insurance company operations"), and Dow's $11 million share of a restructuring charge recorded by Dow Corning, which reduced equity earnings. Compared with last year, EBIT for the third quarter improved primarily due to lower merger-related expenses, improved earnings from Dow Corning and less unfavorable foreign exchange results.

        For the first nine months of this year, EBIT for Unallocated and Other was a loss of $308 million compared with a loss of $1,426 million for the same period last year. In addition to the unusual items described above for the third quarter of 2001, last year's results were reduced by a $1,454 million special charge for costs related to the Union Carbide merger (see Note C to the Consolidated Financial Statements), partially offset by a $266 million gain on the sale of stock in Schlumberger Ltd.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended Sept. 30, 2002			Nine Months Ended Sept. 30, 2002
Percentage change from prior year
	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	—	(1)%	(1)%	2%	(6)%	(4)%
Performance Chemicals	1%	—	1%	4%	(3)%	1%
Agricultural Sciences	18%	(2)%	16%	12%	(2)%	10%
Plastics	—	4%	4%	8%	(14)%	(6)%
Chemicals	6%	1%	7%	4%	(16)%	(12)%
Hydrocarbons and Energy	14%	9%	23%	5%	(16)%	(11)%

Total	3%	2%	5%	5%	(9)%	(4)%

Geographic area sales
United States	—	2%	2%	(1)%	(8)%	(9)%
Europe	2%	7%	9%	9%	(8)%	1%
Rest of World	9%	(6)%	3%	10%	(14)%	(4)%

Total	3%	2%	5%	5%	(9)%	(4)%

COMPANY SUMMARY

Operating Rate

        The Company's global plant operating rate for its chemicals and plastics businesses was 80 percent in the third quarter of 2002, up from 77 percent in the third quarter of 2001.

Amortization of Intangibles

        Amortization of intangibles (not including software, which is amortized to cost of sales) was $16 million in the third quarter of 2002, down from $50 million in the third quarter of last year due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which required the discontinuation of amortization of goodwill. Year to date, amortization of intangibles was $49 million, compared with $118 million for the first nine months of 2001. Goodwill amortization expense, reported as "Amortization of intangibles," was $43 million in the third quarter of 2001 and $91 million for the first nine months of 2001. See Notes B and E to the Consolidated Financial Statements for additional information regarding SFAS No. 142 and the impact of adoption.

Merger-Related Expenses and Restructuring

        In the third quarter of 2002, the Company recorded one-time merger and integration costs of $6 million, bringing the year-to-date total to $29 million. In the third quarter of 2002, the Company also recorded additional merger-related severance of $21 million and severance related to a workforce reduction program at Dow AgroSciences of $5 million. During the first nine months of 2001, costs totaling $1,454 million were recorded for merger-related expenses and restructuring. These costs included transaction costs, employee severance, the write-down of duplicate assets and facilities, and other merger-related expenses. For details regarding the charges related to the Union Carbide merger, see Note C to the Consolidated Financial Statements.

        The Company expects its integration plans and synergy activities related to the merger to result in annual cost savings of $1.1 billion by the end of the first quarter of 2003. By the end of the third quarter of 2002, the Company had taken actions that will result in annual cost savings of more than $1.0 billion. The cost reductions will affect cost of sales, research and development expenses, and selling, general and administrative expenses. These actions are not expected to have an impact on future revenues.

Equity in Earnings of Nonconsolidated Affiliates

        Dow's share of the earnings of nonconsolidated affiliates was $47 million in the third quarter of 2002, compared with $11 million in the same quarter last year. Equity earnings increased primarily due to strong results at Dow Corning. Year to date, equity earnings were $42 million versus $84 million in 2001. The decline in year-to-date results was attributable to goodwill impairment losses of $16 million recorded in the first quarter of 2002 related to investments in nonconsolidated affiliates and start-up costs recorded at Cargill Dow.

Sundry Income—Net

        Sundry income includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for the third quarter of 2002 was $18 million compared with $16 million in the third quarter of 2001. Year to date, Sundry income was $1 million compared with $384 million for the same period of last year. Sundry income for 2002 declined in part due to higher cost associated with foreign exchange hedging, primarily related to the Argentine peso. Also, given the current environment within the financial markets, Dow has not been as active in selling financial assets as it was in past quarters. In 2001, year-to-date Sundry income included a $266 million pretax gain on the sale of stock in Schlumberger Ltd.

Net Interest Expense

        Net interest expense (interest expense less capitalized interest and interest income) was $181 million in the third quarter of 2002 compared with $173 million in the third quarter of last year. Year to date, net interest expense was $528 million, up from $494 million in the first three quarters of 2001. The year-to-date increase is related to an increase in interest expense.

Provision for Taxes on Income

        The effective tax rate for the third quarter was 30.5 percent, versus 25.0 percent for the third quarter of 2001. The lower rate in the third quarter of 2001 reflected the impact of tax credits on a lower level of earnings. Year to date, the effective tax rate was 30.8 percent versus 35.4 percent last year. The effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. Steps have been taken by the Company to lower the effective tax rate below Dow's historical average of around 35 percent.

Outlook

        Macroeconomic indicators provided mixed signals in the third quarter. After rising for seven consecutive months, U.S. industrial production fell slightly in August and September. Consumer confidence declined in recent months and the ISM (Institute of Supply Management, formerly National Association of Purchasing Management) survey dropped below 50 for the first time since January of this year. Auto production and housing starts, however, remain strong. Overall, Dow continues to believe that the U.S. industrial economy is improving, although somewhat more slowly than previously expected. There are no signs of a double dip recession in the United States. The European economy also posted mixed results during the third quarter and is expected to lag the U.S. recovery by one or two quarters. Growth in China continues to be strong, and much of the rest of Asia Pacific is expected to show improved economic growth compared with 2001. Latin America presents some economic challenges, with the current economic conditions in Argentina and elections in Brazil. Overall global GDP growth for 2002 is expected to be higher than in 2001 by about 0.5 percent, with an additional increase of between 0.5 percent and 1.0 percent in 2003.

        The improvement in industry demand that began late in the first quarter of 2002 slowed somewhat during the third quarter. As anticipated, demand in the chemical industry was lower in July and August, consistent with seasonal patterns in North America and Europe. However, the typical September pickup was less robust than expected. Demand in the electronics and telecommunications industries remains at very low levels, although there are some signs of improvement for electronics in certain regions. While there is little capacity being added for most products, chemical industry operating rates remain low, and it will take a number of quarters of solid volume growth to balance supply and demand. During the third quarter, prices for crude oil and its derivatives increased by about 10 percent, largely because of the uncertain geopolitical situation. Oil and gas prices remain volatile and cannot be forecasted based on normal supply/demand fundamentals while these uncertainties exist.

        Because of volatility in feedstock and energy costs, the outlook for the fourth quarter is uncertain. If these costs increase, despite some hedging, margins will be squeezed, particularly in the basics businesses where some price softness is anticipated. Underlying demand growth appears to be more muted than earlier anticipated. While some businesses experience seasonally lower demand in the fourth quarter, particularly those related to building and construction, Dow's businesses generally anticipate that overall volume should improve compared to last year. Even if feedstock and energy costs increase somewhat from average third quarter levels, results for Performance Plastics and Performance Chemicals are expected to show improvement from the fourth quarter of 2001 because of higher volume and prices compared with a year ago. Agricultural Sciences expects improved results compared with last year, with cost improvements from its restructuring program and due to the full integration of the Rohm and Haas agricultural chemicals business. Margins in basic plastics are expected to decline from third quarter levels, with potential price softening in some products and regions. In the Chemicals segment, ethylene glycol pricing is expected to improve, but margins for the chlor-alkali business are expected to decline because of higher energy costs and somewhat lower prices for vinyl chloride monomer. Overall, the fourth quarter will be challenging because of the current geopolitical uncertainty and its impact on the volatility of feedstock and energy costs. Results will depend on whether improved volumes can offset anticipated margin contraction, primarily in the basics. Dow expects that earnings in the fourth quarter of 2002 will be better than the fourth quarter of last year.

CHANGES IN FINANCIAL CONDITION

        The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
In millions	Sept. 30, 2002	Sept. 30, 2001
Cash provided by (used in):
Operating activities	$1,343	$448
Investing activities	(1,093)	(2,365)
Financing activities	34	2,123
Effect of exchange rate changes on cash	(4)	(4)

Net change in cash and cash equivalents	$280	$202

        Cash provided by operating activities increased in the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, primarily due to improved earnings and changes in certain working capital requirements.

        Cash used in investing activities decreased in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001, principally due to a decrease in cash used for acquisitions partially offset by a reduction in cash generated by sales of available-for-sale securities in excess of purchases of similar securities.

        Cash provided by financing activities was lower in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001, due to the issuance of less new long-term debt, an increase in payments made on existing short-term and long-term debt, and the impact of the issuance of preferred securities in 2001.

        The following tables present working capital, total debt and certain balance sheet ratios at September 30, 2002 versus December 31, 2001:

Working Capital In millions	Sept. 30, 2002	Dec. 31, 2001
Current assets	$10,761	$10,308
Current liabilities	8,441	8,125

Working capital	$2,320	$2,183

Current ratio	1.27:1	1.27:1
Days-sales-outstanding-in-receivables	46	50
Days-sales-in-inventory	70	77
Total Debt In millions	Sept. 30, 2002	Dec. 31, 2001
Notes payable	$903	$1,209
Long-term debt due within one year	725	408
Long-term debt	10,360	9,266

Total debt	$11,988	$10,883

Debt as a percent of total capitalization	51.8%	48.9%

        At September 30, 2002, the Company had unused and committed credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. Additional unused credit facilities totaling $872 million were available for use by foreign subsidiaries. On September 12, 2002, the Company's new $1.5 billion registration for the issuance of SEC registered securities became effective. At September 30, 2002, there was a total of $1.6 billion available in SEC registered securities, as well as Japanese yen 70 billion (approximately $576 million) available in yen-denominated securities through the Japanese Ministry of Finance and Euro 900 million (approximately $885 million) available under the Company's Euro Medium-Term Note Program.

        On June 21, 2002, the Company launched a retail Medium-Term Note Program. As of September 30, 2002, $156 million of notes had been issued under this program. At October 30, 2002, the Company had issued additional notes under this program, bringing the cumulative balance of notes issued to $205 million, with maturity dates ranging from 2005 through 2012.

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

        On October 30, 2002, the Company paid a quarterly dividend of $0.335 per share to shareholders of record on September 30, 2002. Since 1912, the Company has paid a dividend every quarter and in each instance Dow has maintained or increased the dividend.

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

    Asbestos-Related Matters of Union Carbide Corporation

            Union Carbide Corporation, a wholly owned subsidiary of the Company, has filed its quarterly report on Form 10-Q for the quarter ended September 30, 2002, and has provided the following disclosure regarding its accounting policy for asbestos-related litigation. References below to the "Corporation" refer to Union Carbide Corporation.

              "The Corporation is involved in a large number of asbestos-related suits. For pending claims, the Corporation had asbestos-related litigation accruals of $362 million and related insurance recovery receivables of $344 million at September 30, 2002. The litigation accrual was determined by considering the number of pending claims, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims do not allege a particular injury, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates ranged from a low of $351 million to a high of $455 million. Upon review by management, it was determined that the most reasonable estimate was $362 million, which is within the estimable range. At this time, the Corporation cannot estimate the liability that will result from future claims. For additional information, see Asbestos-Related Matters in Management's

      Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements."*

  *
  Union Carbide Corporation, Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Matters, Critical Accounting Policies, Litigation, Asbestos-Related Matters.

  Environmental Matters

          The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $413 million as of September 30, 2002 for environmental matters. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  Merger-Related Expenses and Restructuring

          On February 6, 2001, Union Carbide Corporation merged with a subsidiary of the Company and became a wholly owned subsidiary of Dow. On March 29, 2001, Dow's management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the Union Carbide merger. These decisions were based on management's assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge of $1,384 million in the first quarter of 2001. Subsequent periodic reviews of the Company's integration plans resulted in minor revisions to the reserve. The planned merger-related program for workforce reductions was substantially completed in the third quarter of 2002, although additional reductions may continue as the Company continues its restructuring efforts. The Company will account for future workforce reductions as they occur. Upon completion of the program, the outstanding merger-related reserve for employee-related costs associated with pension and postretirement benefit plans is considered part of the Company's regular pension and other postretirement obligations. The reserve related to the abandonment of leased facilities is included in "Other noncurrent obligations." For further discussion and information regarding merger-related expenses and restructuring, see Note C to the Consolidated Financial Statements.

  Pension and Other Postretirement Benefits

          The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including discount rates, expected return on plan assets, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and were disclosed in Note O to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension and other postretirement obligations and future expense. For 2002, the Company revised the assumptions related to the return on plan assets and discount rates for its U.S. plans and will record incremental expense, compared with 2001, of approximately $70 million. The Company is currently reviewing the pension assumptions for 2003. Based on the current state of the financial markets and the market performance of Dow's pension portfolio in 2002, the Company is considering reducing its assumptions regarding the return on plan assets and discount rates, which would result in additional pension expense in 2003 and possibly a charge to other comprehensive income.

  Income Taxes

          Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At September 30, 2002, the Company had net deferred tax assets of $1,730 million, net of valuation allowances of $515 million. For further discussion, see Note D to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Asbestos-Related Matters of Union Carbide Corporation

        Union Carbide Corporation, a wholly owned subsidiary of the Company, has filed its quarterly report on Form 10-Q for the quarter ended September 30, 2002, and has provided the disclosure below concerning asbestos. Note F to Dow's Consolidated Financial Statements provides some additional information related to Union Carbide's asbestos-related liability. In view of the exposure of Union Carbide to asbestos-related liability noted below, the related insurance coverage available to Union Carbide, and its stated intention to aggressively defend or reasonably resolve, as appropriate, the pending asbestos cases and any additional asbestos cases as may be filed in the future, the Company does not consider Union Carbide's asbestos-related liability to be material to Dow's consolidated financial statements. The disclosures contained in Union Carbide's Form 10-Q are provided in this filing to more broadly disclose information concerning Union Carbide's asbestos-related liability. References below to the "Corporation" or to "UCC" refer to Union Carbide Corporation.

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

          "Dow now owns 100 percent of the stock of the Corporation and has been retained to provide its experience in mass tort litigation to manage the Corporation's response to asbestos-related liability. The Corporation has hired new outside counsel to serve as national trial counsel to aggressively defend or reasonably resolve, as appropriate, both pending and future cases. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. At this time, the Corporation cannot estimate the liability that will result from future claims. As a consequence of all of the above-stated facts, the Corporation lacks sufficient comparable loss history from which to assess either the number of or the value of future claims. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits are covered by third-party insurance.

          "For pending claims, the Corporation had asbestos-related litigation accruals of $233 million at December 31, 2001 and related insurance recovery receivables of $223 million. At September 30, 2002, the Corporation had asbestos-related litigation accruals of $362 million and related insurance recovery receivables of $344 million. The litigation accruals were determined by considering the number of claims pending against the Corporation and Amchem, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims are Non-Specific Claims, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates at September 30, 2002 ranged from a low of $351 million to a high of $455 million. Upon review by management, it was determined that the most reasonable estimate was $362 million, which is within the estimable range. The Corporation's asbestos litigation accrual at September 30, 2002 reflected all claims for which the Corporation had received notification through the end of the third quarter of 2002, and the use of average resolution values to calculate probable outcomes. The accrual also included settled claims that had not yet been paid. The number of claims filed in the third quarter of 2002 remained relatively consistent with the number of claims filed in the first and second quarters of 2002, but below the high level of claims filed in the middle of last year.

          "The insurance receivables for asbestos-related liability were determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions, and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The insurance receivable associated with the most reasonable probable liability outcome for pending claims is $344 million and has been recorded at September 30, 2002. This resulted in a net income statement impact to the Corporation of $5.0 million for asbestos-related expense in the third quarter of 2002, bringing the year-to-date impact to $8.5 million. In all of the probable outcomes for pending claims, sufficient insurance coverage exists to provide a similar percentage of coverage for the accrued liability. If the maximum probable outcome for pending claims of $455 million were in fact to materialize, the impact would be an additional charge of $15 million to income, which is not material to the consolidated financial statements. In addition, insurance is available for future claims.

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

          "While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse effect on the consolidated financial position of the Corporation, but could have a material effect on the consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable."*

  *
  Union Carbide Corporation, Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002, Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

        There are inherent uncertainties associated with asbestos litigation. Dow recognizes that future facts, events and legislation may alter estimates of probable outcomes. Dow assessed the known facts and circumstances of Union Carbide's asbestos-related litigation and believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings.

October 2002 Announcement of Plan to Improve Earnings and Cash Flow

        On October 24, 2002, the Company announced in its third quarter earnings release significant steps to improve Dow's earnings and cash flow. Effectively immediately, Dow intends to implement the following steps:

  •
  Decrease 2003 capital spending by 20 percent from 2002 levels;

  •
  Intensify efforts on supply chain optimization, improving cash flow through inventory reduction, reduced logistics costs, and savings in raw material purchases; and

  •
  Cut other costs and expenses through reinforced efforts on cost reduction.

        Through these measures, Dow expects to improve cash flow by more than $1 billion as the Company continues to focus on ways to enhance its competitive position and maximize long-term shareholder value.

The Dow Chemical Company and Subsidiaries
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Dow's business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as hedges per SFAS No. 133, where appropriate. A secondary objective is to add value by creating additional non-specific exposure within established limits and policies; derivatives used for this purpose are not designated as hedges per SFAS No. 133. The potential impact of creating such additional exposures is not material to the Company's results.

        The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts and nonderivative instruments in foreign currencies. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies—mainly the Euro and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the U.S. dollar value of future cash flows. The majority of the foreign exchange exposure is related to European currencies and the Japanese yen.

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

        Dow uses value at risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. The year-end VAR and average quarterly VAR for the aggregate of non-trading and trading positions for 2001 and 2000 are shown below:

Total Daily VAR at December 31*

	2001		2000
In millions
	Year-end	Average	Year-end	Average
Foreign exchange	$21	$17	$8	$8
Interest rate	106	70	17	32
Equity exposures, net of hedges	7	9	45	26
Commodities	4	5	23	28

*
Using a 95 percent confidence level

        Management believes there have been no material changes in market risk or in risk management policies since December 31, 2001.

The Dow Chemical Company and Subsidiaries
Item 4.    Control and Procedures

        Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

The Dow Chemical Company and Subsidiaries
Part II—Other Information

ITEM 1.    LEGAL PROCEEDINGS

Breast Implant Matters

        Since the filing of the Company's Annual Report on Form 10-K on March 20, 2002, there have been no material developments regarding this matter. For a summary of the history and current status of this matter, see Note F to the Consolidated Financial Statements.

Environmental Matters

        On September 27, 2002, the United States Environmental Protection Agency, Region 6 (the "EPA"), filed an administrative complaint against Union Carbide, a wholly owned subsidiary of the Company, charging civil fines of $185,458 for certain alleged violations of the Clean Air Act and the Resource Conservation and Recovery Act at Union Carbide's Texas City Operations. The EPA has proposed to settle these civil fines for $129,818 plus an additional civil fine of $130,753 for other alleged Clean Air Act violations at Texas City Operations that were voluntarily disclosed by Union Carbide.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

  See the Exhibit Index on page 41 of this Quarterly Report on Form 10-Q for exhibits filed with this report and exhibits incorporated by reference. The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
99(a)	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99(b)	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(b)
Reports on Form 8-K.

  The following Current Reports on Form 8-K were filed by the Company during the third quarter of 2002:

    On July 25, 2002, the Company filed a Current Report on Form 8-K that included a press release issued on July 25, 2002, announcing the second quarter of 2002 earnings for the Company.

    On August 13, 2002, the Company filed a Current Report on Form 8-K that included Statements under Oath of the Principal Executive Officer and the Principal Financial Officer in accordance with the Securities and Exchange Commission's June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, File No. 4-460.

    On August 26, 2002, the Company filed a Current Report on Form 8-K that included a press release issued on August 26, 2002, announcing that Dow will begin expensing stock options in the first quarter of 2003.

  The following Current Reports on Form 8-K were filed by the Company subsequent to the third quarter of 2002:

    On October 2, 2002, the Company filed a Current Report on Form 8-K that included a press release issued on October 2, 2002, announcing that the Company was revising its third quarter of 2002 earnings outlook.

    On October 24, 2002, the Company filed a Current Report on Form 8-K that included a press release issued on October 24, 2002, announcing the third quarter of 2002 earnings for the Company.

        The following trademarks of The Dow Chemical Company or its subsidiaries appear in this report:    UNIPOL, WEATHERMATE

        The following trademark of INEOS plc appears in this report:    GAS/SPEC

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2002	THE DOW CHEMICAL COMPANY Registrant
/s/ FRANK H. BROD Frank H. Brod Vice President & Controller

The Dow Chemical Company and Subsidiaries
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        I, Michael D. Parker, President and Chief Executive Officer of The Dow Chemical Company, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of The Dow Chemical Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 30, 2002
/s/ MICHAEL D. PARKER Michael D. Parker President & Chief Executive Officer

The Dow Chemical Company and Subsidiaries
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        I, J. Pedro Reinhard, Executive Vice President and Chief Financial Officer of The Dow Chemical Company, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of The Dow Chemical Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 30, 2002
/s/ J. PEDRO REINHARD J. Pedro Reinhard Executive Vice President & Chief Financial Officer

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
4	Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition Sub Inc., incorporated by reference to Annex A to the proxy statement/prospectus included in The Dow Chemical Company's Registration Statement on Form S-4, File No. 333-88443, filed October 5, 1999.
99(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
The Dow Chemical Company and Subsidiaries Notes to the Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Control and Procedures
Part II—Other information
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signature
The Dow Chemical Company and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit Index