Form 10-K
period 2002-12-31
DOW CHEMICAL CO /DE/
filed 2003-02-28
CIK 29915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2002

Commission file number 1-3433

THE DOW CHEMICAL COMPANY

(Exact name of registrant as specified in its charter)

Delaware	38-1285128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2030 DOW CENTER, MIDLAND, MICHIGAN	48674
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 989-636-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $2.50 per share	Common Stock registered on the New York, Chicago and Pacific Stock Exchanges

Debentures, 6.85%, final maturity 2013	Debentures registered on the New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒   No  ☐

The aggregate market value of voting stock held by nonaffiliates as of February 14, 2003 (based upon the closing price of $27.68 per common share as quoted on the New York Stock Exchange), is approximately $25.05 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors, Officers and the Dow Employees’ Pension Plan Trust and the Retirement Program for Employees of Union Carbide Corporation and its Participating Subsidiary Companies would be deemed to be stock held by affiliates. Nonaffiliated common stock outstanding at February 14, 2003 numbered 904,947,892 shares. Total common stock outstanding at February 14, 2003 numbered 914,522,660.

Documents Incorporated by Reference

Part III:  Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003.

The Dow Chemical Company

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2002

PART I

ITEM 1.  BUSINESS

THE COMPANY

The Dow Chemical Company was incorporated in 1947 under Delaware law and is the successor to a Michigan corporation, of the same name, organized in 1897. On February 6, 2001, the merger of Union Carbide Corporation with a subsidiary of The Dow Chemical Company was completed, and Union Carbide became a wholly owned subsidiary of Dow. See Note C to the Consolidated Financial Statements for details regarding the merger, which was accounted for as a pooling of interests.

The Company is engaged in the manufacture and sale of chemicals, plastic materials, agricultural and other specialized products and services. Except as otherwise indicated by the context, the terms “Company” or “Dow” as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

The Company’s principal executive offices are located at 2030 Dow Center, Midland, Michigan 48674, telephone 989–636-1000.  Its Internet website address is www.dow.com. All of the Company’s filings with the U.S. Securities and Exchange Commission are available free of charge through the Investor Relations page on this website, immediately upon filing.

BUSINESS AND PRODUCTS

Corporate Profile

Dow is a leading science and technology company that provides innovative chemical, plastic and agricultural products and services to many essential consumer markets. In 2002, Dow had annual sales of approximately $28 billion and employed approximately 50,000 people. The Company serves customers in 175 countries and a wide range of markets that are vital to human progress, including food, transportation, health and medicine, personal and home care, and building and construction, among others. The Company has 191 manufacturing sites in 38 countries and supplies more than 3,400 products grouped within the operating segments listed on the following pages. The Corporate Profile is an integral part of Note T to the Consolidated Financial Statements.

PERFORMANCE PLASTICS

Applications: automotive interiors, exteriors, chassis/powertrain and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • computer housings and accessories • footwear • home and office furnishings: appliance insulation, mattresses, carpeting, flooring, furniture padding, office furniture • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications

Dow Automotive delivers innovative solutions for automotive interior, exterior, chassis/powertrain and body engineered systems applications. As a leading global supplier of resins, engineering plastic materials, fluids, adhesives, sealants, epoxy dampers, structural bonding and reinforcement products, and thermal and acoustical management solutions, Dow Automotive has been recognized for its automotive components and systems. It also provides research and development, design expertise and advanced engineering.

•                  Products: BETABRACE reinforcing composites; BETADAMP acoustical damping systems; BETAFOAM NVH and structural foams; BETAGUARD sealers; BETAMATE structural adhesives; BETASEAL glass bonding systems; CALIBRE polycarbonate resins; DOW polypropylene resins and automotive components of DOW polypropylene; Injection-molded dashmats and underhood barriers; INSPIRE performance polymers; INTEGRAL adhesive film; MAGNUM ABS resins; PULSE engineering resins; QUESTRA crystalline polymers; RETAIN recycle content resins; SPECTRIM reaction moldable polymers; STRANDFOAM polypropylene foam

Engineering Plastics business offers one of the broadest ranges of engineering polymers and compounds of any global plastics supplier. Dow’s Engineering Plastics business complements its product portfolio with technical and commercial capabilities to develop solutions that deliver improved economics and performance to its customers.

•                  Products: CALIBRE polycarbonate resins; EMERGE advanced resins; ISOPLAST engineering thermoplastic polyurethane resins; MAGNUM ABS resins; PELLETHANE thermoplastic polyurethane elastomers; PREVAIL engineering thermoplastic resins; PULSE engineering resins; QUESTRA crystalline polymers; TYRIL SAN resins

Epoxy Products and Intermediates business manufactures a variety of basic epoxy products, as well as intermediates used by other major epoxy producers. Dow is a leading global producer of basic epoxy products, supported by high-quality raw materials, technical service and production capabilities.

•                  Products: Acetone; Acrylic monomers; Allyl chloride; Bisphenol A; D.E.H. epoxy catalyst resins; D.E.N. epoxy novolac resins; D.E.R. epoxy resins (liquids, solids and solutions); DERAKANE and DERAKANE MOMENTUM epoxy vinyl ester resins; Epichlorohydrin; Epoxy acrylates; OPTIM glycerine; Phenol; UV specialty epoxies

Fabricated Products business manufactures and markets an extensive line of plastic film and foam products. Fabricated Products sets the competitive standard by creating high-performance solutions in industries ranging from packaging and construction to telecommunications, automotive and medical.

•                  Products: COVELLE HF weldable polyolefin film; DOW backing layer film; ENVISION custom foam laminates; ETHAFOAM polyethylene foam; IMMOTUS acoustic panels; INSTILL vacuum insulation core; INTEGRAL adhesive film; LAMDEX polyolefin foam; OPTICITE label film; Polypropylene foam; PROCITE window envelope film; QUASH sound management foam; SARANEX barrier medical film; STYROFOAM brand products (including WEATHERMATE Plus housewrap); SYNERGY soft touch foam; TANKLITE protective insulation; TRENCHCOAT protective film; TRYCITE polystyrene film; TRYMER polyisocyanurate foam; ZETABON coated metal cable armor

Polyurethanes and Polyurethane Systems businesses are leading global producers of polyurethane raw materials and polyurethane systems. Differentiated by their ability to globally supply a high-quality, consistent and complete product range, these businesses emphasize both existing and new business developments while facilitating customer success with a global market and technology network.

•                  Products: Dispersions; THE ENHANCER and LIFESPAN carpet backings; FROTH-PAK polyurethane spray foam; GREAT STUFF polyurethane foam sealant; INSTA-STIK roof insulation adhesive; INTACTA performance polymers; INTACTA polyurethane gloves; ISONATE pure and modified methylene diphenyl diisocyanate (MDI); PAPI polymeric MDI; Propylene glycol; Propylene oxide; SYNTEGRA polyurethane; TILE BOND roof tile adhesive; VORACOR, VORALAST, VORALUX and VORASTAR polyurethane systems; VORANATE toluene diisocyanate; VORANOL and VORANOL VORACTIV polyether and copolymer polyols; WOODSTALK fiberboard products

Technology Licensing and Catalyst business includes licensing and supply of related catalysts for the UNIPOL polypropylene process, the METEOR process for ethylene oxide and ethylene glycol, the LP OXO process for oxo alcohols, and Dow’s bisphenol A process. In addition, licensing of the UNIPOL polyethylene process and related catalysts, including metallocene catalysts, is handled through Univation Technologies, LLC, a 50:50 joint venture. The business also includes UOP LLC, a 50:50 joint venture, which supplies process technology, catalysts, molecular sieves and adsorbents to the petroleum refining, petrochemical and gas processing industries.

•                  Products: Bisphenol A process technology and catalyst; LP OXO process technology; METEOR EO/EG process technology and catalysts; SHAC and UCAT catalysts; UNIPOL process technology

Wire & Cable Compounds business is the leading global producer of a variety of performance polyolefin products that are marketed worldwide for wire and cable applications. Chief among these are polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications and flame-retardant wire and cable.

•                  Products: REDI-LINK polyethylene, SI-LINK crosslinkable polyethylene, UNIGARD high-performance flame-retardant compounds, UNIGARD reduced emissions flame-retardant compounds, UNIPURGE purging compounds, Wire and cable insulation and jacketing compounds

PERFORMANCE CHEMICALS

Applications: agricultural and pharmaceutical products and processing • building materials • chemical processing and intermediates • food processing and ingredients • household products • paints, coatings, inks, adhesives, lubricants • personal care products • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

Custom & Fine Chemicals business provides products and services to other specialty chemical, pharmaceutical, biopharmaceutical and agricultural chemical producers, and also produces fine chemicals for household paints and various other applications.

•                  Products: Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company; Contract manufacturing services provided by Dowpharma and Dow Haltermann Custom Processing; Fine and specialty chemicals from Dow Haltermann Custom Processing, Chirotech Technology Limited and Mitchell Cotts; Test and reference fuels, printing ink distillates, pure hydrocarbons and esters, and derivatives of Haltermann Products

Emulsion Polymers business is the world’s largest supplier of synthetic latex, and the most globally diverse of the styrene-butadiene latex suppliers. Dow is the largest supplier of latex for coating paper and paperboard used in magazines, catalogues and food packaging. Dow is also the world’s largest supplier of latexes used in carpet production.

•                  Products: Acrylic latex; Butadiene-vinylidene latex; Polystyrene latex; Styrene-acrylate latex; Styrene-butadiene latex

Industrial Chemicals business provides products used as functional ingredients or processing aids in the manufacture of a diverse range of products. Dow’s surfactants and biocides businesses provide value-added ingredients for household and personal care products.

•                  Products: Biocides; CARBOWAX polyethylene glycols and methoxypolyethylene glycols; Diphenyloxide; DOW polypropylene glycols; DOWFAX, HAMPOSYL, TERGITOL and TRITON surfactants; DOWTHERM, SYLTHERM and UCARTHERM heat transfer fluids; UCAR deicing fluids; UCON fluids; VERSENE chelating agents

Oxide Derivatives business is the world’s largest supplier of glycol ethers and amines to a diverse set of market applications, including coatings, household products, gas treating and agricultural products.

•                  Products: Alkyl alkanolamines; Ethanolamines; Ethylene oxide- and propylene oxide-based glycol ethers; Ethyleneamines; Isopropanolamines

Specialty Polymers business is a diverse portfolio serving numerous markets. The largest unit, Liquid Separations, uses several technologies to separate dissolved minerals and organics from water, making purer water for human and industrial uses.

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

•                  Products: NEOCAR branched vinyl ester latexes; POLYPHOBE rheology modifiers; UCAR all-acrylic, styrene-acrylic and vinyl acrylic latexes

Water Soluble Polymers business provides a portfolio of high-value, multi-functional ingredients used to enhance the physical and sensory properties of end products in a wide range of applications, including food, pharmaceuticals, oilfield, paints and coatings, personal care, building and construction, and many other specialty applications.

•                  Products: CELLOSIZE hydroxyethyl cellulose; ETHOCEL ethylcellulose resins; METHOCEL cellulose ethers; POLYOX water-soluble resins; Products for hair/skin care from Amerchol Corporation

AGRICULTURAL SCIENCES

Applications: control of weeds, insects and diseases in plants • pest management • seeds • traits (genes) for crops and agriculture

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

•                  Products: Acetochlor herbicide products; CLINCHER herbicide; DITHANE fungicide; DURSBAN and LORSBAN insecticides; FIRSTRATE herbicide; FORTRESS fungicide; GARLON herbicide; GLYPHOMAX herbicide; GRANDSTAND herbicide; HERCULEX I Insect Protection; LONTREL herbicide; MUSTANG herbicide; MYCOGEN seeds; PHYTOGEN cottonseeds; SENTRICON Termite Colony Elimination System; SPIDER herbicide; STARANE herbicide; STINGER herbicide; STRONGARM herbicide; TELONE soil fumigant; TORDON herbicide; TRACER NATURALYTE insect control; TREFLAN herbicide; VIKANE structural fumigant

PLASTICS

Applications: appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • building and construction • consumer and durable goods • consumer electronics • disposable diaper liners • fibers • films, bags and packaging for food and consumer products • flexible and rigid packaging • housewares • hygiene and medical films and nonwovens • industrial and consumer films and foams • information technology • oil tanks and road equipment • toys, playground equipment and recreational products • wire and cable compounds

Polyethylene business is the world’s leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and process technologies, Dow offers one of the industry’s broadest ranges of polyethylene solutions for a wide variety of applications. DuPont Dow Elastomers LLC, a 50:50 joint venture, leverages INSITE Technology, Dow’s proprietary catalyst and process technology, into elastomeric products.

•                  Products: AFFINITY polyolefin plastomers; ASPUN fiber grade resins; ATTANE ultra low density polyethylene resins; DOWLEX polyethylene resins; ELITE enhanced polyethylene resins; DOW XLA elastic fiber for the textile industry; FLEXOMER very low density polyethylene resins; High density polyethylene resins (HDPE), including UNIVAL HDPE; Low density polyethylene resins (LDPE); PRIMACOR copolymers; Saran barrier resins and films; TUFLIN linear low density polyethylene resins (LLDPE)

Polypropylene business, a major global polypropylene supplier, provides a broad range of products and solutions tailored to customer needs by leveraging Dow’s leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships.

•                  Products: Homopolymer polypropylene resins; Impact copolymer polypropylene resins; INSPIRE performance polymers; Random copolymer polypropylene resins

Polystyrene business, the global leader in the production of polystyrene resins, is uniquely positioned with geographic breadth and broad industry experience to meet a diverse range of customer needs. By implementing breakthrough proprietary technology, Dow continues to improve efficiencies and product performance.

•                  Products: STYRON A-TECH advanced polystyrene resins; STYRON general purpose polystyrene resins; STYRON high-impact polystyrene resins; STYRON ignition-resistant polystyrene resins

The Plastics segment also includes polybutadiene rubber, polyethylene terephthalate (PET), purified terephthalic acid (PTA), styrene-butadiene rubber and several specialty resins.

CHEMICALS

Applications: agricultural products • alumina • automotive antifreeze, coolant systems • carpet and textiles • chemical processing • dry cleaning • dust control • household cleaners and plastic products • inks • metal cleaning • packaging, food and beverage containers, protective packaging • paints, coatings and adhesives • personal care products • petroleum refining • pharmaceuticals • plastic pipe • pulp and paper manufacturing • snow and ice control • soaps and detergents • water treatment

Core Chemicals business is a leading global producer of each of its basic chemical products, which are sold to many industries worldwide, and also serve as key raw materials in the production of a variety of Dow’s performance and plastics products.

•                  Products: Acids; Alcohols; Aldehydes; Caustic soda; Chlorine; Chloroform; COMBOTHERM blended deicer; DOWFLAKE calcium chloride; DOWPER dry cleaning solvent; Esters; Ethylene dichloride (EDC); LIQUIDOW liquid calcium chloride; Magnesium hydroxide; MAXICHECK procedure for testing the strength of reagents; MAXISTAB stabilizers for chlorinated solvents; Methyl chloride; Methylene chloride; Oxo products; PELADOW calcium chloride pellets; Perchloroethylene; SAFE-TAINER closed-loop delivery system; Trichloroethylene; Vinyl acetate monomer (VAM); Vinyl chloride monomer (VCM)

Ethylene Oxide/Ethylene Glycol business is the world’s leading producer of ethylene oxide, used primarily for internal consumption, and ethylene glycol, which is sold for use in polyester fiber, PET for food and beverage applications, polyester film and antifreeze.

•                  Products: Ethylene glycol (EG); Ethylene oxide (EO)

HYDROCARBONS AND ENERGY

Applications: polymer and chemical production • power

Hydrocarbons and Energy business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, power and steam for use in Dow’s global operations. Dow is the world leader in the production of olefins and styrene.

•                  Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

New Business Growth includes Industrial Biotechnology, Pharmaceutical Technologies, and new developments with a focus on identifying and pursuing commercial opportunities. The results of Advanced Electronic Materials; New Business Growth; Venture Capital; the Company’s insurance operations; as well as Cargill Dow LLC and Dow Corning Corporation, both of which are 50:50 joint ventures, are included in Unallocated and Other.

Industry Segments and Geographic Area Results

See Note T to the Consolidated Financial Statements for disclosure of information by operating segment and geographic area.

Number of Products

Dow manufactures and supplies more than 3,400 products and services, and no single one accounted for more than 5 percent of the Company’s consolidated sales in 2002.

Competition

The Company experiences substantial competition in each of its industry segments. During 2002, the Company was the largest U.S. producer of chemicals and plastics, in terms of sales. The chemical industry has been historically competitive and this condition is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad. The Company competes worldwide on the basis of quality, price and customer service.

Raw Materials

The Company operates in an integrated manufacturing environment. Basic raw materials are processed through many stages to produce a number of products that are sold as finished goods at various points in those processes.

The two major raw material streams that feed the integrated production of the Company’s finished goods are chlorine-based and hydrocarbon-based raw materials.

Salt, limestone and natural brine are the base raw materials used in the production of chlor-alkali products and derivatives. The Company owns salt deposits in Louisiana, Michigan and Texas; Alberta, Canada; Brazil; and Germany. The Company also owns natural brine deposits in Michigan and limestone deposits in Texas.

Hydrocarbon raw materials include liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, benzene, ethylene and styrene to supplement internal production. Expenditures for hydrocarbons and energy accounted for 29 percent of the Company’s production costs and operating expenses for the year ended December 31, 2002. The Company purchases these raw materials on both short- and long-term contracts.

Other significant raw materials include acrylic acid, acrylonitrile, aniline, bisphenol, cellulose, octene, toluene diamine, and methanol. The Company purchases these raw materials on both short- and long-term contracts.

The Company has, and expects to continue to have, adequate supplies of raw materials during 2003 and subsequent years.

Method of Distribution

All products and services are marketed primarily through the Company’s sales force, although in some instances more emphasis is placed on sales through distributors. No significant portion of the business of any operating segment is dependent upon a single customer.

Research and Development

The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $1,066 million in 2002 compared with $1,072 million in 2001 and $1,119 million in 2000. At December 31, 2002, the Company employed approximately 6,600 people in various research and development activities.

Patents, Licenses and Trademarks

The Company continually applies for and obtains United States and foreign patents. At December 31, 2002, the Company owned 3,443 active United States patents and 11,561 active foreign patents as follows:

Patents Owned at December 31, 2002

	United States	Foreign
Performance Plastics	1,451	4,373
Performance Chemicals	465	1,109
Agricultural Sciences	575	2,205
Chemicals	217	610
Plastics	494	2,064
Hydrocarbons and Energy	20	157
Other	221	1,043
Total	3,443	11,561

Dow’s primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $129 million in 2002, $185 million in 2001 and $278 million in 2000, and incurred royalties to others of $34 million in 2002, $26 million in 2001 and $24 million in 2000. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the “Dow in Diamond” trademark. Although the Company considers that, in the aggregate, its patents, licenses and trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

Dow’s principal nonconsolidated affiliates at December 31, 2002, including direct or indirect ownership interest for each, are listed below:

•                  Dow Corning Corporation – 50 percent – manufacturer of silicone and silicone products. Dow Corning has voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code (see Item 3. Legal Proceedings and Note J to the Consolidated Financial Statements).

•                  DuPont Dow Elastomers L.L.C. – 50 percent – manufactures and markets thermoset and thermoplastic elastomer products.

•                  EQUATE Petrochemical Company K.S.C. – 45 percent – a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.

•                  Nippon Unicar Company Limited – 50 percent – a Japan-based manufacturer of polyethylene and specialty polyethylene compounds and specialty silicone products.

•                  Siam Styrene Monomer Co., Ltd. – 49 percent – a manufacturer of styrene, located in Thailand, that provides raw materials to Dow’s Thailand-based joint ventures that produce latex and polystyrene.

•                  TOTAL Raffinaderij Nederland N.V. – 45 percent – provides feedstocks for Dow’s major petrochemical site at Terneuzen, The Netherlands, and also services the Benelux and nearby countries.

•                  UOP LLC – 50 percent – a U.S. company that supplies process technology, catalysts, molecular sieves and adsorbents to the petrochemical and gas-processing industries worldwide.

See Note G to the Consolidated Financial Statements for additional information on the Company’s principal nonconsolidated affilitates.

Financial Information About Foreign and Domestic Operations and Export Sales

In 2002, the Company derived 59 percent of its sales and had 43 percent of its property investment outside the United States. While the Company’s international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note T to the Consolidated Financial Statements, and discussions of the Company’s risk management program for foreign exchange and interest rate risk management appear in Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note H to the Consolidated Financial Statements.

Protection of the Environment

Matters pertaining to the environment are discussed in Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and J to the Consolidated Financial Statements.

Employees

Personnel count was 49,959 at December 31, 2002; 52,689 at December 31, 2001; and 53,289 at the end of 2000. Headcount declined in 2002 primarily due to the Company’s merger-related workforce reduction program.

Other Activities

Dow engages in the property and casualty insurance and reinsurance business primarily through its Liana Limited subsidiaries.

ITEM 2.  PROPERTIES

The Company operates 191 manufacturing sites in 38 countries. Properties of Dow include facilities which, in the opinion of management, are suitable and adequate for the manufacture and distribution of Dow’s products. During 2002, the Company’s chemicals and plastics production facilities and plants operated at approximately 78 percent of capacity. The Company’s major production sites are as follows:

United States:	Plaquemine, Louisiana; Taft, Louisiana; Midland, Michigan; Freeport, Texas; Seadrift, Texas; Texas City, Texas; South Charleston, West Virginia.
Canada:	Fort Saskatchewan, Alberta; Prentiss, Alberta; Sarnia, Ontario.
Germany:	Boehlen; Leuna; Rheinmuenster; Schkopau; Stade.
France:	Drusenheim.
The Netherlands:	Terneuzen.
Spain:	Tarragona.
Argentina:	Bahia Blanca.
Brazil:	Aratu.

Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	61 manufacturing locations in 20 states; 1 manufacturing location in Puerto Rico.
Canada:	9 manufacturing locations in 4 provinces.
Europe:	65 manufacturing locations in 19 countries.
Latin America:	29 manufacturing locations in 6 countries.
Pacific:	26 manufacturing locations in 11 countries.

All of Dow’s plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value. Dow leases an ethylene plant and a polyethylene plant at Bahia Blanca, Argentina; an ethylene plant at Fort Saskatchewan, Alberta, Canada; and an ethylene plant in Terneuzen, The Netherlands.

A summary of properties, classified by type, is contained in Note E to the Consolidated Financial Statements. Additional information regarding leased properties can be found in Note M to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

Breast Implant Matters

The Company and Corning Incorporated (“Corning”) are each 50 percent stockholders in Dow Corning Corporation (Dow Corning).  Dow Corning, the Company and/or Corning have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain stockholders of the Company have filed separate consolidated class action complaints in the federal district court for the Southern District of New York alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. All individual defendants in this case have been dismissed without prejudice.

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

It is impossible to predict the outcome of each of the above-described legal actions.  However, it is the opinion of the Company’s management that the possibility that these actions will have a material adverse impact on the Company’s consolidated financial statements is remote, except as described below.

The Company’s financial statement exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning which, after fully reserving its investment in Dow Corning and reserving its share of equity earnings through the third quarter of 2000, is not material. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have a material adverse impact on the Company’s consolidated financial statements.

The Company is separately named as a defendant in more than 14,000 breast implant product liability cases.  In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning’s alleged torts based on the Company’s 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged “direct participation” by the Company or its agents in Dow Corning’s breast implant business.  These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.

Judge Sam C. Pointer of the U. S. District Court for the Northern District of Alabama was appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company’s motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April 25, 1995, Judge Pointer affirmed his earlier ruling as to plaintiffs’ corporate control claims but vacated that ruling as to plaintiffs’ direct participation claims.

In his opinion, Judge Pointer reaffirmed the view he had expressed in his December 1993 ruling that the Company is a separate, independent entity from Dow Corning and therefore has no legal responsibility as a result of its ownership of Dow Corning stock for Dow Corning’s breast implant business. However, Judge Pointer stated that, under the law of at least some states (although not necessarily all states), actions allegedly taken by the Company independent of its role as a stockholder in Dow Corning could give rise to liability under a negligence theory. Judge Pointer declined to address plaintiffs’ other legal theories, including strict liability, fraud, aiding and abetting, conspiracy and concert of action.  It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the federal product liability cases. The Company has filed claims with insurance carriers to recover in the event it is held liable in the federal (or any other) breast implant litigation.

After Judge Pointer’s initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeal for the 4th District affirmed the trial court’s order granting summary judgment to the Company. On July 9, 1998, the California Supreme Court affirmed the decision of the Court of Appeal, and the California summary judgment order in favor of the Company is now final. The Michigan ruling was made final on March 20, 1997. On September 14, 1999, the Michigan Court of Appeals affirmed summary judgment in Maples v. The Dow Chemical Company, a case determinative of all cases pending in Michigan state court. The time for filing a petition for leave to appeal to the Michigan Supreme Court has passed with no petition having been filed. Pursuant to a stipulated order, all cases that were pending on the state court docket will now be dismissed with prejudice. Since federal courts in diversity cases are bound to apply state court interpretations of state law questions, the Maples affirmance should also result in dismissal of all claims against the Company pending in federal court and governed by Michigan law. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer’s April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company.  On May 28, 1996, the New York Supreme Court Appellate Division

affirmed the lower court’s dismissal of all claims against the Company. New York’s highest court subsequently denied plaintiffs’ petition for review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. On August 18, 1997, at the conclusion of the first of four phases of this case, the jury found in part that the Company had been negligent in the testing and/or research of silicone, had misrepresented and concealed unspecified hazards associated with using silicone in the human body and had conspired with Dow Corning to misrepresent or conceal such hazards. The Company appealed the jury’s verdict. On December 1, 1997, the trial court decertified the class. On December 5, 2002, the Court of Appeal for the 4th Circuit in Louisiana reversed the lower court’s judgment on liability. Plaintiffs have sought appellate review by the Louisiana Supreme Court. The parties had entered into a confidential settlement, the terms of which were dependent on the outcome of the appeal and are reflected, in part, in the Joint Plan (defined below). Any settlement amounts paid by the Company will be reimbursed by Dow Corning in accordance with the terms of the Joint Plan if the Joint Plan becomes effective. The Company remains a defendant in other breast implant product liability cases originally brought in state courts and continues to be named as a defendant as cases are filed in various courts which are then transferred to the United States District Court, Eastern District of Michigan. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the product liability cases described above.

On November 3, 1994, Judge Michael Schneider, presiding in the consolidated breast implant cases in Harris County, Texas, granted in part and denied in part the Company’s motion for summary judgment. Judge Schneider granted the Company’s motion as to (i) all claims based on the Company’s stockholder status in Dow Corning, (ii) the claim that the Company was liable in negligence for failing to supervise Dow Corning, and (iii) plaintiffs’ licensor-licensee claim. Judge Schneider denied the Company’s motion with regard to plaintiffs’ claims sounding in fraud, aiding and abetting, conspiracy, certain negligence claims and a claim brought under the Texas Deceptive Trade Practices Act. As a result, the Company remains a defendant as to such claims in the Harris County product liability cases. In those cases (and in cases brought in certain other jurisdictions including those before Judge Pointer), the Company has filed cross-claims against Dow Corning on the ground that if the Company and Dow Corning are found jointly and severally liable, Dow Corning should bear appropriate responsibility for the injuries judged to be caused by its product. In certain jurisdictions, the Company has also filed cross-claims and/or third party claims against Corning.  It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of the Harris County product liability cases.

In an order dated December 1, 1994, Judge Frank Andrews, presiding in the consolidated breast implant cases in Dallas County, Texas, granted the Company’s motion for summary judgment “in all respects except as to theories of conspiracy and strict liability as a component supplier.” As a result, the Company remains a defendant as to such claims in the Dallas County product liability cases. It is impossible to predict the outcome or to estimate the cost to the Company of resolving any of these actions.

In addition to the jury findings in the first phase of the Louisiana state case noted above (now reversed on appeal), three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury’s verdict and entered judgment for the Company. On October 30, 1995, a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. On December 31, 1998, the Nevada Supreme Court reversed and vacated the $10 million punitive damages award and affirmed the $4.15 million compensatory damages award. The Company filed a motion asking the Court to reconsider that portion of its opinion affirming the compensatory damages award. On February 12, 1999, that motion was denied. Subsequently, the parties negotiated a confidential settlement and the case has been dismissed with prejudice. The Company will be reimbursed by Dow Corning for all settlement amounts paid, in accordance with the terms of the Joint Plan if the Joint Plan becomes effective.

On May 13, 1997, United States District Court Judge Denise Page Hood ordered that all breast implant claims currently pending against the Company as to which judgment had not been entered, whether pending in state or federal courts, be transferred to the United States District Court, Eastern District of Michigan pursuant to a decision issued by the United States Court of Appeals for the Sixth Circuit on May 8, 1997. On August 1, 1997, Judge Hood issued her case management order with respect to the transferred claims, and ordered that all implant claims later filed in federal or state courts against the Company should likewise be transferred. On August 5, 1997, the Tort Committee in Dow Corning’s bankruptcy case filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the May 8, 1997 decision of the Sixth Circuit. On November 10, 1997, the Supreme Court denied the Tort Committee’s petition.

On July 7, 1998, Dow Corning, the Company and Corning, on the one hand, and the Tort Claimants’ Committee in Dow Corning’s bankruptcy on the other, agreed on a binding Term Sheet to resolve all tort claims involving Dow Corning’s silicone medical products, including the claims against Corning and the Company (collectively, the Shareholders). The agreement set forth in the Term Sheet was memorialized in a Joint Plan of Reorganization (the Joint Plan) filed by Dow Corning and the Tort Claimants’ Committee (collectively, the Proponents) on November 9, 1998. On February 4, 1999, the Bankruptcy Court approved the disclosure statement describing the Joint Plan. Before the Joint Plan could become effective, however, it was subject to a vote by the claimants, a confirmation hearing and all relevant provisions of the Bankruptcy Code. Voting was completed on May 14, 1999, and the confirmation hearing concluded on July 30, 1999.

On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999 that, in the view of the Proponents and the Shareholders, improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning’s silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. These motions and appeals were heard by U.S. District Court Judge Denise Page Hood on April 12 and 13, 2000, and on November 13, 2000, Judge Hood affirmed the Bankruptcy Court’s November 30, 1999 Order confirming the Joint Plan and reversed, in part, the Bankruptcy Court’s December 21, 1999 Opinion, including that portion of the Opinion the Shareholders had appealed. In turn, various parties in interest appealed Judge Hood’s decision to the United States Court of Appeals for the Sixth Circuit which heard oral arguments in the matter on October 23, 2001.  On January 29, 2002, the Sixth Circuit issued its opinion which, among other things, affirmed Judge Hood’s determination that claims against various entities, including the Shareholders, may be enjoined where “unusual circumstances” exist, and remanded the case to the District Court for certain factual determinations. On December 11, 2002, Judge Hood found that the release and injunction provisions of the Plan were appropriate based on the factual determination that “unusual circumstances” do exist in this case. The effectiveness of the Joint Plan remains subject to any subsequent appellate action. Accordingly, there can be no assurance at this time that the Joint Plan will become effective.

It is the opinion of the Company’s management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company’s management believes that there is no merit to plaintiffs’ claims that the Company is liable for alleged defects in Dow Corning’s silicone products because of the Company’s alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs’ direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company’s financial position or cash flows. Nevertheless, in light of Judge Pointer’s April 25, 1995 ruling, it is possible that a resolution of plaintiffs’ direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company’s net income for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

Environmental Matters

On October 16, 2001, the Louisiana Department of Environmental Quality (“LDEQ”) initiated an administrative enforcement action against the Company seeking a civil penalty of $1,617,998. The LDEQ has alleged that the Company failed to monitor valves at its Plaquemine, Louisiana benzene plant for fugitive emissions for two separate time periods. The Company has requested an adjudicatory hearing regarding the alleged violations and the proposed penalty. While the Company expects the penalty will ultimately be significantly reduced, it is likely the final penalty will be greater than $100,000.

On September 27, 2002, the United States Environmental Protection Agency (“EPA”), Region 6, filed an administrative complaint against Union Carbide, a wholly owned subsidiary of the Company, charging civil fines of $185,458 for certain alleged violations of the Clean Air Act and the Resource Conservation and Recovery Act (“RCRA”) at Union Carbide’s Texas City Operations. The EPA has proposed to settle these civil fines for $129,818 plus an additional civil fine of $130,753 for other alleged Clean Air Act violations at Texas City Operations that were voluntarily disclosed by Union Carbide.

On December 3, 2002, the LDEQ initiated an administrative enforcement action against the Company seeking a civil penalty of $1,388,780. The LDEQ has alleged that the Company violated certain RCRA Boiler and Industrial Furnaces regulations. The Company has requested an adjudicatory hearing regarding the alleged violations and the proposed penalty. It is expected that the penalty will be significantly reduced, but it is likely that the final penalty assessed will be in excess of $100,000.

On December 20, 2002, the LDEQ and the Company verbally agreed to settle over 50 alleged violations of the Company’s water permit (including some alleged unauthorized discharges) at its Plaquemine, Louisiana manufacturing site. These alleged violations cover a time period from September 1996 to September 2002. The settlement also covers an alleged unauthorized discharge of brine on May 1, 1998, at the Company’s Grand Bayou facility. If the settlement is approved by the State of Louisiana, the Company would pay a civil penalty of $161,300 and spend $200,000 to fund an LDEQ sponsored project implementing electronic Discharge Monitoring Reports in Louisiana.

Asbestos-Related Matters of Union Carbide Corporation

Union Carbide Corporation (“Union Carbide”), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages, often in very large amounts. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide’s products.

The rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in both 2001 and 2002, influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future. Union Carbide will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

Typically, Union Carbide is only one of many named defendants, many of which, including Union Carbide and Amchem, were members of the Center for Claims Resolution (“CCR”), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, Union Carbide’s and Amchem’s strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR’s collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. Union Carbide then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

Certain members of Dow’s legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist Union Carbide in responding to asbestos-related matters. In early 2002, Union Carbide hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

At the end of 2001 and through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation (“ARPC”), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem.

Union Carbide provided ARPC with all relevant data regarding asbestos-related claims filed against Union Carbide and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem, because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered Union Carbide’s ability to project future claim volumes and resolution costs, included the following:

•                  Until a series of bankruptcies led to the CCR ceasing operations in early 2001, Union Carbide and Amchem generally settled claims filed against CCR members according to a sharing formula that would not necessarily reflect the cost of resolving those claims had they been separately litigated against Union Carbide or Amchem.

•                  The bankruptcies in the years 2000 to 2002 of other companies facing large asbestos liability were a likely contributing cause of a sharp increase in filings against many defendants, including Union Carbide and Amchem.

•                  It was not until the CCR ceased operating in early 2001 that Union Carbide took direct responsibility for the defense of claims against itself and Amchem.

•                  New defense counsel for Union Carbide and Amchem implemented more aggressive defense strategies in mid-2002.

Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem, if certain assumptions were made. Specifically, ARPC advised Union Carbide that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against Union Carbide and Amchem are unlikely to return to levels below those experienced prior to 2001 - when the recent spike in filings commenced - and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR’s cessation of operations. ARPC advised Union Carbide that, by assuming that future filings were unlikely to exceed the levels experienced prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing Union Carbide and Amchem. ARPC also advised Union Carbide that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

In projecting Union Carbide’s resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by Union Carbide and Amchem and multiplied the number of such claims by the mean values paid by Union Carbide and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating Union Carbide’s cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims.

As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

Although ARPC provided estimates for a longer period of time, based on ARPC’s advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. For pending claims, Union Carbide had an asbestos-related liability of $233 million at December 31, 2001.

Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $223 million at December 31, 2001. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers.

In addition, Union Carbide had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $35 million at December 31, 2001. Defense and resolution costs for Union Carbide’s asbestos-related litigation were $247 million in 2002, $53 million in 2001 and $53 million in 2000. The $247 million in 2002 included $92 million for defense costs (which included significant costs for the development and implementation of Union Carbide’s new and more aggressive defense strategies) and $63 million for bulk settlements with multiple claimants. To date, substantially all of these defense and resolution costs were covered by insurance. Insurance coverage for future asbestos-related defense costs will exist, but to a lesser extent. The pretax impact to Union Carbide for these defense and resolution costs, net of insurance, was $9 million in 2002, $9 million in 2001 and $4 million in 2000, and was reflected in “Cost of sales.”

The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded. Union Carbide expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred by Union Carbide in the future for asbestos-related litigation, net of insurance, will impact Union Carbide’s results of operations in future periods.

Because of the uncertainties described above, Union Carbide’s management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide’s management believes that it is reasonably possible that the cost of disposing of Union Carbide’s asbestos-related claims, including future defense and processing costs, could have a material adverse impact on Union Carbide’s results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

It is the opinion of Dow’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense and processing costs, could have a material adverse impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company’s executive officers as of February 14, 2003.

ARNOLD A. ALLEMANG, 60. DOW EXECUTIVE VICE PRESIDENT. DIRECTOR SINCE 1996. Employee of Dow since 1965. Manufacturing General Manager, Dow Benelux N.V.* 1992-93. Regional Vice President, Manufacturing and Administration, Dow Benelux N.V.* 1993. Vice President, Manufacturing Operations, Dow Europe S.A.* 1993-95. Dow Vice President and Director of Manufacturing and Engineering 1996-97. Dow Vice President, Operations 1997-2000. Executive Vice President 2000 to date. Director of Dow Corning Corporation,* Liana Limited* and Dorinco Reinsurance Company.* Representative, Members Committee of DuPont Dow Elastomers L.L.C.* and Cargill Dow LLC.* Director of the National Association of Manufacturers. Member of the American Chemical Society; the Advisory Board, Center for Chemical Process Safety, American Institute of Chemical Engineers; College of Engineering Advisory Council, Kansas State University; the Corporate Executive Board’s Operations Management Roundtable and the National Academy of Engineering’s Action Forum on Diversity.

FRANK H. BROD, 48. DOW VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1975.  Controller, Essex Chemical Corporation* 1988-91.  Financial Controller and Information Systems Director for Dow Chemical Company Limited* 1991-93.  Financial & Statutory Controller 1993-95.  Controller, Dow Europe S.A.* and Finance Director for Dow’s Global Fabricated Products Business 1995-98.  Global Accounting Director 1998-2000.  Vice President and Controller, The Dow Chemical Company 2000 to date.  Director of Dow Credit Corporation;* Dow Financial Holdings, Inc.;* Diamond Capital Management, Inc.;* Dow Hydrocarbons Resources, Inc.;*  Liana Limited* and Dow Global Technologies, Inc.*  Board member, UOP LLC.*  Chairman of the Committee on Corporate Reporting of Financial Executives International and a member of FEI’s Executive Committee.  Member of American Institute of Certified Public Accountants and Texas Society of CPAs.  Member of Accounting Advisory Boards of both Michigan State University and Northwood University.  Director of Wolverine Bank, FSB.  Member of Financial Accounting Standards Board’s Emerging Issues Task Force.

RICHARD M. GROSS, 55. DOW CORPORATE VICE PRESIDENT OF RESEARCH AND DEVELOPMENT AND NEW BUSINESS GROWTH. Employee of Dow since 1974.  Research and Development Director, North American Chemicals and Metals/Hydrocarbons 1992-95.  Vice President and Director of Global Core Technologies Research and Development 1995-98.  Vice President and Director of Continental Operations 1995-97.  Vice President and Director of Michigan Operations 1997-98.  Vice President and Director of Research and Development 1998-2001.  Corporate Vice President of Research and Development 2001-2002.  Corporate Vice President of Research & Development and New Business Growth 2002 to date.  Recipient of 1996 Genesis Award for Excellence in People Development.  Member of the Council for Chemical Research serving on the Governing Board Executive Committee as past Chair, Chemical & Engineering News Advisory Board, Michigan Life Sciences Corridor Board, National Institute of Standards & Technology Visiting Committee on Advanced Technology, Advisory Board of the National Science Resources Center, National Research Council’s Board on Chemical Sciences & Technology, Michigan Molecular Institute Board, Advisory Board for the College of Chemistry at the University of California-Berkeley, Engineering National Advisory Council for the University of Utah, and College of Engineering National Advisory Committee for the University of Michigan.

DAVID E. KEPLER, 50. DOW CORPORATE VICE PRESIDENT AND CHIEF INFORMATION OFFICER. Employee of Dow since 1975.  Computer Services Manager of Dow U.S.A. Eastern Division 1984-88.  Commercial Director of Dow Canada Performance Products 1989-91.  Director of Pacific Area Information Systems 1991-93.  Manager of Information Technology for Chemicals and Plastics 1993-94.  Director of Global Information Systems Services 1994-95.  Director of Global Information Application 1995-98.  Vice President 1998-2000.  Chief Information Officer 1998 to date.  Corporate Vice President and responsible for eBusiness 2000 to date.  Responsibility for Advanced Electronic Material business 2002 to date. Member of U.S. Chamber of Commerce Board of Directors, the American Chemical Society, and the American Institute of Chemical Engineers.  Leads the Chemicals Sector Cyber-Security Information Sharing Forum.

RICHARD L. MANETTA, 58. DOW CORPORATE VICE PRESIDENT AND GENERAL COUNSEL. Employee since 2001. Corporate Vice President and General Counsel 2001 to date.  Ford Motor Company - Assistant General Counsel for Automotive Safety and Product Litigation 1989-94, Assistant General Counsel for Discovery 1994-99, Associate General Counsel for Litigation 1999-2000, Deputy General Counsel & Director of Regulatory Compliance 2000-July 2001.  Member

of the American Bar Association, Michigan State Bar, General Counsel Committee, The National Center for State Courts,

Civil Justice Reform Group, and the Michigan General Counsel Association.  Lifetime member of The Fellows of the Michigan State Bar Foundation.

J. PEDRO REINHARD, 57. DOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. DIRECTOR SINCE 1995. Employee of Dow since 1970. Dow Brazil Area Finance Director 1978-81. Dow Europe S.A.* Finance Director 1981-85. Managing Director, Dow Italy 1985-88. Dow Treasurer 1988-96, Vice President 1990-95, Financial Vice President 1995-96, Chief Financial Officer 1995 to date, Executive Vice President 1996 to date. Chairman of the Board of Liana Limited* and Dorinco Reinsurance Company.* Chairman of the Members Committee, Dow AgroSciences LLC.* Director of Dow Corning Corporation* and Royal Bank of Canada and Sigma–Aldrich Corporation. Advisory Board member of America Swiss Re Holding Corporation.  Member of Financial Executives International and The Conference Board’s Council of Financial Executives.

FERNANDO RUIZ, 47. DOW VICE PRESIDENT AND TREASURER.  Employee of Dow since 1980.  Treasurer, Ecuador Region 1982-84.  Treasurer, Mexico Region 1984-88.  Financial Operations Manager, Corporate Treasury 1988-91.  Assistant Treasurer, USA Area 1991-92.  Senior Finance Manager, Corporate Treasury 1992-96.  Assistant Treasurer, The Dow Chemical Company 1996-2001.  Corporate Director of Insurance and Risk Management 2001.  President and Chief Executive Officer, Liana Limited* and Dorinco Reinsurance Company* 2001 to date.  Vice President and Treasurer, The Dow Chemical Company, 2001 to date.  President of Dow Credit Corporation* 2001 to date.  Director of Dow Financial Services Inc.* and EQUATE Petrochemical Company K.S.C.*  Member of Financial Executives International and the Midland Economic Development Council.

WILLIAM S. STAVROPOULOS, 63. DOW CHAIRMAN, PRESIDENT AND CEO. DIRECTOR SINCE 1990. Employee of Dow since 1967. President, Dow Latin America 1984-85. Dow U.S.A. Commercial Vice President, Basics and Hydrocarbons 1985-87. Group Vice President, Plastics and Hydrocarbons, 1987-90. President, Dow U.S.A. 1990-93. Dow Vice President 1990-91, Senior Vice President 1991-93, Chief Operating Officer 1993-95, President 1993-2000, Chief Executive Officer 1995-2000, Chairman 2000 to date, President and CEO December 2002 to date. Director of BellSouth Corporation, Chemical Financial Corporation, Maersk Inc. and NCR Corporation. Board member of American Enterprise Institute for Public Policy Research, Fordham University, J. P. Morgan International Council and a Trustee of the Fidelity Group of Funds. Member of the University of Notre Dame Advisory Council for the College of Science.

TINA S. VAN DAM, 56. DOW CORPORATE SECRETARY. Employee of Dow since 1987.  Assistant Secretary 1993-2001.  Director of the Office of the Corporate Secretary 1996-2001.  Corporate Secretary June 2001 to date.  Senior Managing Counsel, Corporate and Securities Law 2002 to date.  American Society of Corporate Secretaries Director 2001 to date, Executive Steering Committee 2002 to date.  American Arbitration Association Roster of Arbitrators and Mediators 2002 to date.  Chair of the Michigan Commission on Asia in the Schools 2002.  Northwood University’s Distinguished Woman Award 2001.  Mitten Bay Girl Scout Council Woman of Distinction 1996.  Member of the Securities and Exchange Commission Historical Society, Saginaw Valley State University Foundation, American Bar Association, State Bar of Michigan and the Midland County Bar Association.

LAWRENCE J. WASHINGTON, JR., 57. DOW CORPORATE VICE PRESIDENT, ENVIRONMENT, HEALTH & SAFETY, HUMAN RESOURCES AND PUBLIC AFFAIRS. Employee of Dow since 1969.  General Manager, Western Division 1987-90.  Vice President, Dow North America, and General Manager of the Michigan Division 1990-94.  Vice President, Human Resources 1994 to date.  Vice President, Environment, Health & Safety and Public Affairs 1997 to date.  Director of Chemical Bank and Trust Company and Liana Limited.* Member of the National Advisory Board for Michigan Technological University and the Advisory Council, College of Engineering and Science, University of Detroit Mercy.

* A number of Company entities are referenced in the biographies and are defined as follows.  (Some of these entities have had various names over the years.  The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of February 14, 2003.)  EQUATE Petrochemical Company K.S.C. - company ultimately 45 percent owned by Dow.  Cargill Dow LLC; Dow Corning Corporation; DuPont Dow Elastomers L.L.C. and UOP LLC - companies ultimately 50 percent owned by Dow.  Diamond Capital Management, Inc.; Dorinco Reinsurance Company; Dow AgroSciences LLC; Dow Benelux N.V.; Dow Chemical Company Limited; Dow Credit Corporation; Dow Europe S.A.; Dow Financial Holdings, Inc.; Dow Financial Services Inc.; Dow Hydrocarbons and Resources, Inc.; Dow Global Technologies, Inc.; Essex Chemical Corporation; and Liana Limited- all ultimately wholly owned subsidiaries of Dow.  Ownership by Dow described above may be either direct or indirect.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market for the Company’s common stock is the New York Stock Exchange. On February 13, 2003, the Board of Directors announced a quarterly dividend of $0.335 per share, payable April 30, 2003, to stockholders of record on March 28, 2003. Since 1912, the Company has paid a dividend every quarter and in each instance Dow has maintained or increased the quarterly dividend. The Company declared dividends of $1.34 per share in 2002, $1.295 per share in 2001 and $1.16 per share in 2000.

At February 14, 2003, there were 121,632 registered common stockholders. The Company estimates that there were an additional 300,000 stockholders whose shares were held in nominee names at December 31, 2002.

Quarterly market and dividend information can be found in Part II, Item 8 (Financial Statements & Supplementary Data) on page 84.

ITEM 6.  SELECTED FINANCIAL DATA

The Dow Chemical Company and Subsidiaries

Five-Year Summary of Selected Financial Data

In millions, except as noted (Unaudited)	2002	2001	2000	1999	1998
Summary of Operations
Net sales (1)	$27,609	$28,075	$29,798	$26,131	$25,396
Cost of sales (1)	23,780	23,892	24,310	20,422	19,566
Research and development expenses	1,066	1,072	1,119	1,075	1,026
Selling, general and administrative expenses	1,598	1,765	1,825	1,776	1,964
Amortization of intangibles	65	178	139	160	106
Purchased in-process research and development charges	—	69	6	6	349
Special charges and merger-related expenses and restructuring	280	1,487	—	94	458
Asbestos-related charge	828	—	—	—	—
Other income	94	423	706	424	1,166
Earnings before interest, income taxes and minority interests	86	35	3,105	3,022	3,093
Interest expense - net	708	648	519	432	458
Income (Loss) before income taxes and minority interests	(622)	(613)	2,586	2,590	2,635
Provision (Credit) for income taxes	(280)	(228)	839	874	902
Minority interests’ share in income	63	32	72	74	20
Preferred stock dividends	—	—	—	5	6
Income (Loss) from continuing operations	(405)	(417)	1,675	1,637	1,707
Cumulative effect of changes in accounting principles	67	32	—	(20)	—
Net income (loss) available for common stockholders	$(338)	$(385)	$1,675	$1,617	$1,707
Per share data (dollars)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share - basic	$(0.44)	$(0.46)	$1.88	$1.87	$1.92
Earnings (Loss) per common share - basic	(0.37)	(0.43)	1.88	1.85	1.92
Earnings (Loss) before cumulative effect of changes in accounting principles per common share - diluted	(0.44)	(0.46)	1.85	1.84	1.89
Earnings (Loss) per common share - diluted	(0.37)	(0.43)	1.85	1.82	1.89
Cash dividends declared per share of common stock	1.34	1.295	1.16	1.16	1.16
Cash dividends paid per share of common stock	1.34	1.25	1.16	1.16	1.16
Book value per share of common stock	$8.36	$11.04	$13.22	$12.40	$11.34
Weighted-average common shares outstanding - basic	910.5	901.8	893.2	874.9	888.1
Weighted-average common shares outstanding - diluted	910.5	901.8	904.5	893.5	904.8
Convertible preferred shares outstanding	—	—	—	1.3	1.4
Year-end Financial Position
Total assets	$39,562	$35,515	$35,991	$33,456	$31,121
Working capital	2,825	2,183	1,150	2,848	1,570
Property - gross	37,934	35,890	34,852	33,333	32,844
Property - net	13,797	13,579	13,711	13,011	12,628
Long-term debt and redeemable preferred stock	11,659	9,266	6,613	6,941	5,890
Total debt	13,036	10,883	9,450	8,708	8,099
Net stockholders’ equity	7,626	9,993	11,840	10,940	9,878
Financial Ratios
Research and development expenses as percent of net sales (1)	3.9%	3.8%	3.8%	4.1%	4.0%
Income (Loss) before income taxes and minority interests as percent of net sales (1)	(2.3)%	(2.2)%	8.7%	9.9%	10.4%
Return on stockholders’ equity (2)	(4.4)%	(3.9)%	14.1%	14.7%	17.2%
Debt as a percent of total capitalization	59.2%	48.9%	42.5%	42.2%	43.6%
General
Capital expenditures	$1,623	$1,587	$1,808	$2,176	$2,328
Depreciation	1,680	1,595	1,554	1,516	1,559
Salaries and wages paid	3,202	3,215	3,395	3,536	3,579
Cost of employee benefits	611	540	486	653	798
Number of employees at year-end (thousands)	50.0	52.7	53.3	51.0	50.7
Number of Dow stockholders of record at year-end (thousands)(3)	122.5	125.1	87.9	87.7	93.0

(1)   Adjusted for reclassification of freight on sales in 2000 and insurance operations in 2002.

(2)   Included Temporary Equity in 1998-1999.

(3)   Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 300,000 stockholders whose shares were held in nominee names at December 31, 2002.

The Dow Chemical Company and Subsidiaries

Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”). This section covers the current performance and outlook of the Company and each of its operating segments. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Company’s operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission (“SEC”). These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

INTRODUCTORY NOTES TO READERS

The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries give retroactive effect to the Union Carbide merger, which was completed on February 6, 2001, and accounted for as a pooling of interests. Accordingly, the consolidated financial statements include the combined accounts of the two companies for all periods presented. See Note C to the Consolidated Financial Statements for additional information.

Prior to this annual report, the net results of the Company’s insurance operations were presented on a separate line entitled “Insurance company operations, pretax income” on the income statement. The consolidated financial statements in this annual report reflect a reclassification of these results to “Net sales” and “Cost of sales” for all periods presented.

RESULTS OF OPERATIONS

The year 2002 was a difficult year for the chemical industry and Dow. Neither the general economy nor industry fundamentals offered much relief from the difficult conditions the Company faced in 2001. On the positive side, the Company completed the integration of Union Carbide and other recent acquisitions, including Ascot Plc (“Ascot”), Rohm and Haas’ agricultural chemicals business, the remaining 50 percent of Gurit-Essex AG (“Gurit-Essex”), and EniChem’s polyurethanes business. With the Union Carbide integration alone, the Company achieved cost synergies of $1.2 billion, exceeding its ambitious targets.

Dow’s sales for 2002 were $27.6 billion, compared with $28.1 billion in 2001 and $29.8 billion in 2000. Sales declined slightly in 2002 as selling prices fell 6 percent and volume increased 4 percent (see Sales Price and Volume table on page 25). Prices were lower in all operating segments and across all geographic areas, reflecting the difficult economic environment. Volume growth was strongest in Asia Pacific and Latin America, with Plastics showing the greatest improvement in both regions. Volume also improved in Europe, aided by the acquisitions in mid-2001 of Ascot, EniChem’s polyurethanes business, and Rohm and Haas’ agricultural chemicals business. Volume declined in the United States, principally in Performance Plastics and Performance Chemicals. Excluding the impact of the 2001 acquisitions, overall volume improved 3 percent in 2002.

Sales in the United States accounted for 41 percent of total sales in 2002, compared with 43 percent in 2001 and 44 percent in 2000. Sales and other information by operating segment and geographic area are provided in Note T to the Consolidated Financial Statements.

The Company expects 2003 to be another challenging year. The global economy is expected to improve gradually, with global GDP increasing 2 to 2.5 percent. The Company expects some improvement in most regions of the world. However, with the extreme volatility in feedstock and energy prices caused by geopolitical factors, the Company expects its raw material costs to be substantially higher, at least for the first half of the year. To mitigate the effects of the challenging environment, the Company has announced plans to control discretionary spending, reduce capital expenditures, and sell or shut down non-strategic or under-performing assets in order to improve overall financial performance.

SEGMENT RESULTS

The Company uses “Earnings before Interest, Income Taxes and Minority Interests” (“EBIT”) as its measure of profit/loss for segment reporting purposes. The reconciliation between EBIT and “Income (Loss) before Income Taxes and Minority Interests” is shown below:

In millions	2002	2001	2000
EBIT	$86	$35	$3,105
Interest income	66	85	146
Interest expense and amortization of debt discount	774	733	665
Income (Loss) before Income Taxes and Minority Interests	$(622)	$(613)	$2,586

PERFORMANCE PLASTICS

Performance Plastics sales decreased 3 percent to $7.1 billion in 2002, compared with $7.3 billion in 2001. Sales were $7.7 billion in 2000. Volume increased 3 percent over 2001, while prices decreased 6 percent. Excluding 2001 acquisitions, volume in 2002 was up just 1 percent, reflecting weak industry demand in many of the segment’s businesses. Sales in 2001 reflected a 1 percent volume decline while prices decreased 4 percent versus 2000.

EBIT for the segment was $612 million in 2002, compared with $643 million in 2001 and $1.0 billion in 2000. EBIT in 2002 decreased as the impact of continued competitive price pressure more than offset the realization of acquisition-related cost synergies and lower feedstock costs. EBIT in 2002 also included the impact of a $10 million restructuring charge (Dow’s share) recorded by UOP LLC, a joint venture between Union Carbide and Honeywell International Inc., in the second quarter. EBIT in 2001 decreased from 2000 due to soft demand and lower prices. Results for 2000 included an unusual charge of $31 million recorded by UOP LLC, related primarily to losses associated with certain customer contracts coupled with restructuring charges.

Dow Automotive sales were up 1 percent versus 2001. Prices declined 2 percent in 2002 due to an intensely competitive environment within the automotive industry. Volume was up 3 percent as Dow Automotive continued to expand its new product offerings, including the start-up of a parts manufacturing facility in Brazil. EBIT increased as a result of improved margins from higher-value products and the realization of cost synergies related to the acquisition of the remaining 50 percent interest in Gurit-Essex in 2001.

Engineering Plastics sales were down 14 percent compared with 2001. Prices declined 15 percent, as low industry operating rates caused competitive price reductions. Sales of polycarbonate to Asia Pacific declined in 2002, as LG Dow Polycarbonate Ltd., a 50:50 joint venture with LG Chemical Ltd., now sources customers in that region. Sales volume was also impacted as Dow exited its nylon alliance with Solutia Inc. Despite these changes, volume was up 1 percent. During 2002, Dow successfully completed the start-up of a new ABS manufacturing facility in Terneuzen, The Netherlands. EBIT in 2002 was down, reflecting the dramatic drop in prices.

Epoxy Products and Intermediates sales decreased 7 percent compared with 2001. Volume was flat to 2001, as the electronics industry in Asia Pacific failed to recover from the dramatic market decline in 2001. Intense competitive activity continued, resulting in a 7 percent price decline. As a result, Dow temporarily idled one of its epichlorohydrin manufacturing plants in Freeport, Texas, in 2002. Despite the decline in sales, EBIT improved due primarily to cost reductions and lower feedstock costs.

Fabricated Products sales increased 2 percent in 2002. Volume was up 4 percent compared with last year reflecting the first full year of sales of polyisocyanurate insulation products acquired in the third quarter of 2001 from Celotex Corporation. Excluding the addition of these products, volume declined 3 percent due to weakness in the electronics packaging and fiber optic telecommunications industries. Dow experienced strong sales growth in China and Russia in 2002, as construction and infrastructure spending increased. Prices decreased 2 percent, predominantly due to industry overcapacity for engineered films and laminates. Capacity optimization improved late in 2002 with the addition of a new production facility for STYROFOAM insulation in Estarreja, Portugal. EBIT was lower in 2002, reflecting the impact of lower selling prices and higher raw material costs.

Technology Licensing and Catalyst sales were down 8 percent from 2001 due to reduced volume. Reduced production rates among polyethylene and polypropylene licensees lowered catalyst sales and royalties. While ethylene oxide/ethylene glycol (“EO/EG”) technology licensing was also slow, EO/EG catalyst sales were robust due to the start-up of new facilities in Malaysia in 2002. EBIT in 2002 was lower due to reduced volumes.

Polyurethanes sales were up 1 percent versus last year. Volume increased 6 percent reflecting the acquisition of EniChem’s polyurethanes business in April 2001. Excluding this acquisition, volume increased 3 percent, led by growth within polyurethanes systems. Compared with last year, prices declined 5 percent, hitting ten-year lows in the first half of the year for several product lines. Prices began to recover in the second half of the year. EBIT in 2002 declined due to lower selling prices and increased raw material costs.

Wire and Cable sales in 2002 were down 17 percent as demand from the telecommunications industry dropped 30 percent versus 2001. Prices were stable in 2002, but EBIT declined due to lower volumes.

Performance Plastics Outlook for 2003

The Performance Plastics segment expects some improvement in 2003 market conditions, resulting in an increase in sales from 2002. Competition is expected to remain aggressive while industry capacity utilization remains low, but prices are not expected to return to the low levels of 2002. Profitability is expected to improve with increased focus on higher-margin products and cost control initiatives.

Dow Automotive anticipates that the continued launch of new product offerings will result in expanded market participation. Engineering Plastics expects price competition to continue as competitors aggressively invest in Asia Pacific. Volume is expected to grow due to ABS capacity added in 2002 in Terneuzen, The Netherlands.

Epoxy Products and Intermediates anticipates improved sales, as volumes are expected to return to long-term trend line growth rates with higher volumes in Asia Pacific due to some improvement in the electronics industry from its low 2002 levels. Prices are expected to remain highly competitive due to industry oversupply. Start-up of a new epoxy resin manufacturing facility in Zhangjiagang, The People’s Republic of China, is scheduled for the second quarter of 2003.

Fabricated Products expects volume growth in the building materials industry. The Technology Licensing and Catalyst business expects the competitive environment for polypropylene catalysts to continue in 2003, since new suppliers have entered the market with competitive offerings using technologies from recently expired patents.

Polyurethanes’ results are expected to improve from very difficult industry conditions in 2001 and 2002. Dow announced several strategic actions designed to improve profitability, including a review of manufacturing assets, initiatives to reduce operating costs and an increased emphasis on accelerating growth for higher-margin new products. The business also expects continued growth of polyurethanes systems into new emerging geographic markets.

PERFORMANCE CHEMICALS

Performance Chemicals sales were $5.1 billion in 2002 and 2001, and $5.3 billion in 2000. Prices declined 2 percent versus last year due to weak economic conditions, while volume increased 3 percent. The increase in volume was primarily due to the acquisition of Ascot in the second quarter of 2001 and stronger sales of emulsion polymers into the coated paper and carpet industries. Volume grew in Europe and Asia Pacific, partially offset by declines in North America. Sales in 2001 declined from 2000 due to divestitures of businesses required for regulatory approval of the Union Carbide merger and softening demand in the automotive, steel, and pulp and paper industries.

EBIT in 2002 was $650 million versus $611 million in 2001 and $536 million in 2000. The improvement in EBIT in 2002 reflects the combined impact of higher sales volume, cost synergies from the Union Carbide merger and the Ascot acquisition, and a continued focus on productivity improvements. EBIT in 2001 increased from 2000 due to price increases, lower feedstock and energy costs, realization of cost synergies from recent acquisitions, and productivity improvements.

Custom and Fine Chemicals sales increased 25 percent compared with 2001 due to the acquisition of Ascot in the second quarter of 2001. EBIT improved in 2002 due to an increase in volume and the realization of cost synergies associated with the acquisition of Ascot.

Emulsion Polymers increased sales 7 percent versus last year. Volume, up in all geographic areas, increased 11 percent. This volume improvement was driven by stronger demand for coated paper and the acquisition of the carpet and paper latex businesses of Reichhold, Inc.  Prices declined 4 percent due to competitive pressures in North America and Europe. Price increases implemented late in 2002 restored margins back to the levels of the fourth quarter of 2001. Despite the increase in sales, EBIT in 2002 declined due to higher styrene monomer costs.

Industrial Chemicals sales were down 6 percent compared with 2001. Both volume and prices declined 3 percent due to competitive pressures in polyglycols and surfactants and weaker demand in the heavy industrial markets. EBIT in 2002 declined slightly versus 2001, as the decline in prices and volume offset the realization of merger-related cost synergies and the impact of productivity improvements.

Oxide Derivatives sales were down 4 percent in 2002 compared with 2001. Volume declined 3 percent due to the divestiture of certain businesses related to the Union Carbide merger in mid-2001 and a decision to eliminate lower-margin business in North America and Europe. Prices declined 1 percent. Despite lower sales, EBIT increased substantially in 2002 due to the realization of merger-related cost synergies and savings achieved through a continued focus on productivity.

Specialty Polymers sales were down 1 percent versus last year, as prices declined 2 percent, offset by a 1 percent improvement in volume. Prices declined due to excess global industry capacity in acrylic acid, which created a difficult, competitive environment. EBIT declined in 2002, as margins were compressed due to lower selling prices.

UCAR Emulsion Systems (“UES”) sales were down slightly versus last year, as a 2 percent decline in prices was partially offset by a 1 percent increase in volume. EBIT improved in 2002 due to the combined favorable impact of higher volume and the realization of merger-related cost synergies.

Water Soluble Polymers sales were up 1 percent versus 2001 due to increased demand in the construction industry driven by lower interest rates. Prices were relatively flat versus 2001. EBIT improved in 2002 due to higher volume, the realization of merger-related cost synergies and improved manufacturing operations.

Performance Chemicals Outlook for 2003

Performance Chemicals anticipates improving demand in selected markets. Sales volume is expected to grow through continued integration of recent acquisitions and net capacity additions at a number of Dow facilities. Prices are also expected to improve slightly as supply/demand balances tighten in several businesses. EBIT is expected to improve in 2003 due to the continued realization of cost synergies from recent acquisitions, cost reductions, productivity improvements, and asset and supply chain optimization. Production facilities will be temporarily idled in Edison, New Jersey, by Amerchol Corporation, a wholly owned subsidiary of Dow, and by UES in Bayamon, Puerto Rico, in early 2003. Customers will be supplied from other facilities.

Capacity for METHOCEL cellulose ethers and styrene-butadiene latex will start up in Stade, Germany, and Terneuzen, The Netherlands, respectively, to meet growing demand. Custom and Fine Chemicals will complete the construction of a new facility in Midland, Michigan, to manufacture oligonucleotides, a new class of breakthrough pharmaceutical therapeutics.

AGRICULTURAL SCIENCES

Agricultural Sciences sales were $2.7 billion in 2002, compared with $2.6 billion in 2001 and $2.3 billion in 2000. Volume increased 6 percent versus 2001, while prices declined 2 percent. The addition of Rohm and Haas’ agricultural chemicals business, acquired in June of 2001, was the key driver behind the 2002 volume increase. Excluding the impact of this acquisition, volume declined 2 percent. Volume growth in 2002 was hampered by drought and reduced demand for insecticides in key geographic areas. The competitive environment remained challenging in 2002 with continued industry consolidation and an increasing presence of generic products. Sales in 2001 improved versus 2000, as a 15 percent increase in volume, primarily due to acquisitions, was partially offset by a 4 percent decline in prices.

EBIT in 2002 was $154 million versus $104 million in 2001 and $212 million in 2000. There was a strong focus on cost reductions to improve profitability in 2002. These improvements, however, were offset by seed plant write-offs, the impact of a new import tax and currency weakness in Argentina, and severance of $5 million related to a workforce reduction program. EBIT in 2001 was reduced by a $69 million charge for purchased in-process research and development (“IPR&D”) associated with the Rohm and Haas acquisition (See Note B to the Consolidated Financial Statements). EBIT in 2001 included the impact of goodwill amortization of $72 million; goodwill amortization in 2000 was $54 million. The Company ceased amortizing goodwill upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 (see Notes A, F and T to the Consolidated Financial Statements).

Agricultural Sciences Outlook for 2003

Agricultural Sciences sales for 2003 are expected to increase, with improvements in both price and volume. The agricultural chemicals industry is expected to stabilize from the decline experienced in recent years. The trend toward genetically modified crop plantings will continue to transform the demand for insecticides and selective herbicides to biotechnology-derived products. In the near term, this trend will result in continued pressure on the Company’s traditional agricultural chemicals business. Growth is anticipated through line extensions of spinosad insect control products and florasulam, a post emergent broadleaf cereal herbicide that provides outstanding control of a wide spectrum of broadleaf weeds. In 2003, Dow AgroSciences expects to launch HERCULEX I insect protection, a genetically engineered trait in corn that provides resistance to certain insects. Japanese regulatory agencies approved HERCULEX I for full food and feed use in 2002.

PLASTICS

Sales for the Plastics segment were $6.5 billion in 2002 and 2001, and $7.1 billion in 2000. Prices declined 8 percent in 2002 compared with 2001, while volume increased 8 percent. The significant erosion of selling prices during the second half of 2001 continued through the first quarter of 2002 before improving. Volume increased 12 percent during the first half of the year compared with 2001; however, demand growth slowed during the second half of the year. Sales in 2001 were down 9 percent from 2000, as prices declined 10 percent and volume improved 1 percent.

EBIT for the year was $151 million, up from $125 million in 2001. EBIT in 2002 improved as increased volume and lower feedstock and energy costs more than offset the impact of lower selling prices. Also contributing to the improvement in EBIT was the continued realization of merger-related cost synergies, the impact of productivity improvements, and higher equity earnings. Equity earnings were up 20 percent, primarily due to improved earnings from DuPont Dow Elastomers L.L.C., despite a restructuring charge of $8 million (Dow’s share). EBIT in 2002 includes a $20 million write-down of ethylene styrene interpolymers market development assets located in Sarnia, Ontario, Canada. EBIT in 2001 was down sharply from $945 million in 2000, due to significantly lower selling prices and equity earnings.

Polyethylene sales decreased 4 percent in 2002, as a decline in prices exceeded volume growth. Prices were down 11 percent in 2002, with significant declines reported in all geographic areas. Early in the year, prices continued the decline that began in 2001. Prices improved during the middle of the year but moved lower at year-end. Certain production capacity remained idle during the year due to low margins. Volume grew 7 percent versus 2001 with significant increases for most products in Latin America and Asia Pacific. AFFINITY polyolefin plastomers and Saran resins both saw significant volume growth during the year. EBIT for the business was flat compared with 2001, as the significant decline in selling prices offset the favorable impact of lower feedstock and energy costs, productivity improvements, and the continued realization of merger-related cost synergies.

Polypropylene sales increased 25 percent in 2002, as volume increased 21 percent and prices increased 4 percent. Increased demand was met with capacity that started up at the end of 2000 and a polypropylene plant purchased from Basell in 2001. Demand for INSPIRE performance polymers, introduced in mid-2000, continued to grow at a strong pace. EBIT improved significantly from 2001 due to strong volume, improved prices and the realization of merger-related cost synergies.

Polystyrene sales grew 8 percent during 2002. Volume increased 11 percent, returning volume to levels above those experienced in 2000. Prices declined 3 percent in 2002, reaching historically low levels in the first quarter of 2002. Increased demand and tight styrene monomer supply moved prices upward in the second half of the year, though margins remained under pressure. EBIT declined significantly in 2002 due to lower prices and higher feedstock costs.

Plastics Outlook for 2003

Anticipated increases in feedstock and energy costs in 2003 and continued low operating rates will make 2003 another challenging year for Plastics.

Polyethylene volumes are expected to increase in most geographic areas, with improvements in price driven by increases in feedstock costs. The anticipated start-up of a new polyethylene production facility in Terneuzen, The Netherlands, will better position Dow to serve customers in Europe. New industry capacity in the Middle East will impact markets in Asia Pacific and keep capacity utilization rates under pressure.

Polypropylene volume is expected to decline in 2003 primarily due to the temporary shutdown of Dow manufacturing facilities in Germany for required maintenance. New capacity within the industry is expected to start up in the first half of 2003, keeping supply and demand balanced in spite of expected demand growth.

New styrene capacity starting up in 2003 in Europe is not expected to match the anticipated increase in demand, which should result in higher global styrene operating rates and some improvement in polystyrene profitability. In October 2002, Styron Asia Limited, a joint venture between Dow and Asahi Kasei, began operations in Zhangjiagang, The People’s Republic of China. Polystyrene expects improvement in equity earnings, resulting from a full year of operations at Styron Asia Limited.

CHEMICALS

Chemicals sales were $3.4 billion in 2002, compared with $3.6 billion in 2001 and $4.1 billion in 2000. Prices decreased 11 percent versus 2001, primarily due to decreases in organic intermediates, solvents and monomers (“OISM”), caustic soda, and chloromethanes, somewhat offset by higher vinyl chloride monomer (“VCM”) and ethylene dichloride (“EDC”) prices. Volume was up 6 percent from 2001, with increases in ethylene glycol (“EG”), chlorinated organics and VCM. In 2001, prices declined 5 percent and volumes declined 9 percent versus 2000.

EBIT was a loss of $78 million in 2002, down from income of $111 million in 2001, principally due to declining prices that were only partially offset by lower feedstock and energy costs. EBIT was also impacted by costs related to the start-up of new VCM facilities in Freeport, Texas, and chlor-alkali facilities in Stade, Germany; and a $13 million charge for the write-down of assets related to the shutdown of a chlor-alkali facility in Fort Saskatchewan, Alberta, Canada. EBIT in 2001 was down from $422 million in 2000, principally due to declining prices and volumes.

VCM pricing in the fourth quarter of 2002 increased over 60 percent from the trough-level prices of the fourth quarter of 2001, due to favorable polyvinyl chloride (“PVC”) supply/demand balances in North America and Europe. Industry demand for PVC, the largest end-use product for VCM, was 6 percent higher in North America in 2002 versus 2001. During the first half of 2002, caustic soda pricing continued the decline that began in the second half of 2001. Prices began to improve in the second half of 2002. Caustic soda volume in 2002 was up 4 percent compared with 2001. Additional chlor-alkali capacity was brought on-line in 2002 in Stade, Germany, while older capacity in Plaquemine, Louisiana, and Fort Saskatchewan,

Alberta, Canada, was idled. Late in 2002, the Company made the decision to permanently shut down the chlor-alkali facility at Fort Saskatchewan in early 2003, resulting in a charge of $13 million for the write-down of the assets. A VCM manufacturing unit in Freeport, Texas, was restarted after a 40 percent expansion project.

EG prices were down in 2002, compared with 2001, while volume was up. During 2002, a plant in Louisiana was idled for the full year, and a plant in Prentiss, Alberta, Canada, was idled for two months due to slow demand. In the second half of 2002, demand began to recover and some upward price movement was achieved.

OISM prices declined in 2002 while volume increased. OISM continued to operate in a highly competitive market. Industry oversupply of oxo alcohols weakened prices in 2002. Global demand for vinyl acetate monomers remained weak.

Chemicals Outlook for 2003

Caustic soda pricing is expected to continue improving as a result of global production shutdowns within the industry, improvement in underlying demand and higher energy costs. Global chlor-alkali industry operating rates are expected to significantly improve due to recent plant shutdowns combined with no planned capacity expansions through 2005. However, increased energy costs, and the resulting compressed margins, are expected in early 2003.

PVC demand is expected to improve slightly in 2003, reflecting the anticipated gradual economic recovery in North America and Europe. VCM prices are expected to recover in the first half of 2003 with increased activity in the construction industry, the largest end-user of PVC.

Both price and volume for EG are expected to improve in 2003, as the supply/demand balance begins to tighten. Polyethylene terephthalate (“PET”) and polyester, two major end-uses of EG, are expected to recover to historical market growth rates after two years of growth significantly below the trend line. New EG capacity was started up in 2002 by OPTIMAL Glycols (Malaysia) Sdn Bhd, Union Carbide’s joint venture in Malaysia. No significant industry capacity for ethylene oxide or ethylene glycol is expected to be added until late 2004.

OISM volume is expected to slowly trend upward during 2003, as some improvement in global market conditions is anticipated. Prices are also expected to rise in the first half of 2003, driven by higher hydrocarbon and energy costs. Equity earnings are expected to improve in 2003 following the start-up of new butanol and butyl acetate capacity in 2002 by Union Carbide’s joint venture in Malaysia.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales were $2.4 billion in 2002, compared with $2.5 billion in 2001 and $2.6 billion in 2000. Prices decreased 7 percent while volume grew 4 percent versus last year. In 2001, this segment experienced a 14 percent decrease in prices and a 10 percent increase in volume versus 2000.

The Hydrocarbons and Energy business transfers materials to Dow’s derivative businesses at cost. EBIT was income of $96 million in 2002 versus a loss of $22 million in 2001 and income of $136 million in 2000. EBIT in 2002 included a gain of $63 million on the sale of the Company’s share in the Oasis Pipe Line Company, and a loss of $44 million reflecting the impairment of the ethylene production facility in Texas City, Texas, which will be shut down in the first half of 2003. EBIT in 2000 included a gain of $98 million on the sale of the Cochin pipeline system (see Note C to the Consolidated Financial Statements).

Compared with 2001, the Company’s cost of purchased feedstocks and energy in 2002 decreased approximately $850 million, or 10 percent, due to price, led by significant declines in feedstock and natural gas costs in North America. This decline primarily impacted the ethylene-based businesses within Dow. Monomer costs for styrene- and propylene-based businesses were generally higher in 2002 than in 2001. While there was substantial price volatility during the year, on average for 2002, crude oil prices were 45 cents per barrel above 2001 levels. Oil-based feedstocks hit a low point in the first quarter of 2002 as crude oil prices averaged $21.10 per barrel and rose to an average of $26.90 per barrel for the third and fourth quarters. North American natural gas prices started the year below $2.50 per million Btu and ended the fourth quarter at over $4.00 per million Btu.

Major expansions in ethylene and cumene began operating in 2002 at the Company’s site in Terneuzen, The Netherlands.

Hydrocarbons and Energy Outlook for 2003

Crude oil and feedstock prices are expected to be very volatile during the year, particularly in the first half of the year, with the full year up from 2002 levels. Natural gas prices in North America are also expected to be very volatile and average above 2002 levels, thereby increasing Dow’s overall energy costs for 2003. Monomer prices are expected to respond to underlying feedstock costs in the first part of the year, tempered by continuing weak demand. Price movement in the second half of the year will largely depend on the pace of the global economic recovery.

In addition to the shutdown of Union Carbide’s ethylene production facility in Texas City, Texas, in the first half of 2003, the Company announced in late January 2003 that it plans to shut down Union Carbide’s Seadrift, Texas, ethylene facilities by year-end 2003. The shutdown of this plant is expected to have an immaterial impact on the Company’s results of operations.

UNALLOCATED AND OTHER

Sales were $395 million in 2002, compared with $546 million in 2001 and $589 million in 2000. Sales in 2002 were down primarily due to divestitures of Sentrachem businesses in 2001 and lower revenue from insurance operations. Sales in 2001 were down versus 2000 due to two small divestitures of Sentrachem businesses.

Included in the results for Unallocated and Other are:

•                  expenses related to new business development activities,

•                  overhead and cost recovery variances not allocated to the operating segments,

•                  results of insurance operations,

•                  gains and losses on sales of financial assets,

•                  foreign exchange hedging results,

•                  Dow’s share of the earnings/losses of Dow Corning Corporation (“Dow Corning”) and Cargill Dow Polymers LLC, and

•                  the results of several small diversified businesses acquired in Dow’s acquisition of Sentrachem Limited.

EBIT was a loss of $1.5 billion in 2002 and 2001, and a loss of $175 million in 2000. Results for 2002 were negatively impacted by several unusual items, including an asbestos-related charge of $828 million, merger-related integration costs of $41 million, additional merger-related severance of $66 million, restructuring severance of $37 million, and the write-down of Sentrachem assets of $54 million (see Note B to the Consolidated Financial Statements). Results for 2002 were also negatively impacted by Dow’s share of Cargill Dow Polymers LLC losses and lower results from insurance operations. EBIT in 2001 was negatively impacted by several unusual items: a special charge of $1.5 billion for costs related to the Union Carbide merger (see Note B to the Consolidated Financial Statements); Dow’s $11 million share of a restructuring charge recorded by Dow Corning, which reduced equity earnings; and an $11 million reinsurance loss on the World Trade Center (reflected in “Cost of sales”); offset by a $266 million gain on the sale of stock in Schlumberger Ltd. (reflected in “Sundry income – net”).

Sales Price and Volume

	2002			2001			2000
Percent change from prior year	Price	Volume	Total	Price	Volume	Total	Price	Volume	Total
Operating Segments:
Performance Plastics	(6)%	3%	(3)%	(4)%	(1)%	(5)%	1%	8%	9%
Performance Chemicals	(2)	3	1	1	(6)	(5)	—	6	6
Agricultural Sciences	(2)	6	4	(4)	15	11	(4)	5	1
Plastics	(8)	8	—	(10)	1	(9)	15	8	23
Chemicals	(11)	6	(5)	(5)	(9)	(14)	18	(4)	14
Hydrocarbons and Energy	(7)	4	(3)	(14)	10	(4)	46	6	52
Total	(6)%	4%	(2)%	(6)%	—	(6)%	9%	5%	14%
Geographic Areas:
United States	(4)%	(2)%	(6)%	(3)%	(5)%	(8)%	9%	3%	12%
Europe	(4)	8	4	(8)	10	2	8	6	14
Rest of World	(11)	10	(1)	(8)	(2)	(10)	11	7	18
Total	(6)%	4%	(2)%	(6)%	—	(6)%	9%	5%	14%

Price includes the impact of currency.

COMPANY SUMMARY

Earnings before Interest, Income Taxes and Minority Interests (“EBIT”)

EBIT for the Company was $86 million in 2002, compared with $35 million in 2001 and $3.1 billion in 2000. In 2002, selling prices declined $1.7 billion, exceeding the favorable impact of lower feedstock and energy costs of approximately $850 million and the realization of merger- and acquisition-related cost synergies. EBIT for the year was further reduced by the net impact of several unusual items: integration costs of $41 million and additional severance of $66 million related to the Union Carbide merger; severance of $5 million related to a workforce reduction program at Dow AgroSciences; asset write-downs and impairments of $131 million and severance of $37 million related to restructuring activities undertaken late in the year, following the appointment of a new President and CEO (see Note B to the Consolidated Financial Statements for additional information regarding the preceding charges and Note T to the Consolidated Financial Statements for the impact of these charges by operating segment); a charge of $828 million for asbestos-related expenses, reflected in Unallocated and Other (see Asbestos-Related Matters of Union Carbide Corporation); Dow’s $10 million share of a restructuring charge recorded by UOP LLC (reflected in “Equity in earnings of nonconsolidated affiliates” in the Performance Plastics segment); Dow’s $8 million share of a restructuring charge recorded by DuPont Dow Elastomers L.L.C. (reflected in “Equity in earnings of nonconsolidated affiliates” in the Plastics segment); goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates (reflected in “Equity in earnings of nonconsolidated affiliates” in Unallocated and Other); and a $63 million gain on the sale of Oasis Pipe Line Company in the fourth quarter (reflected in “Sundry income — net” in the Hydrocarbons and Energy segment).

EBIT for 2001 declined as the favorable impact of lower feedstock and energy costs of approximately $750 million was more than offset by the negative impact of lower selling prices of $1.6 billion and lower equity earnings from joint ventures around the world. EBIT was further reduced in 2001 by the net impact of several unusual items: merger-related expenses and restructuring totaling $1.5 billion related to the Union Carbide merger, reflected in Unallocated and Other (see Note B to the Consolidated Financial Statements); a charge for IPR&D of $69 million associated with the acquisition of Rohm and Haas’ agricultural chemicals business, reflected in the Agricultural Sciences segment (see Note C to the Consolidated Financial Statements); an $11 million reinsurance loss on the World Trade Center (reflected in “Cost of sales” in Unallocated and Other); Dow’s $11 million share of a restructuring charge recorded by Dow Corning (reflected in “Equity in earnings of nonconsolidated affiliates” in Unallocated and Other); and a $266 million gain on the sale of stock in Schlumberger Ltd. (reflected in “Sundry income — net” in Unallocated and Other). EBIT in 2001 included the impact of goodwill amortization of $141 million. The Company ceased amortizing goodwill upon adoption of SFAS No. 142 on January 1, 2002 (see Notes A, F and T to the Consolidated Financial Statements).

EBIT in 2000 was reduced $20 million by the net impact of several unusual items. These items included a gain of $98 million on the sale of the Cochin pipeline system (reflected in “Sundry income — net” in the Hydrocarbons and Energy segment), offset by IPR&D costs of $6 million in the Performance Plastics segment related to the acquisition of Flexible Products, recognition of the anticipated $81 million loss on the disposition of certain businesses required for regulatory approval of the Union Carbide merger (reflected in “Sundry income — net” in Unallocated and Other), and a nonrecurring charge of $31 million from UOP related primarily to losses associated with certain customer contracts coupled with restructuring charges (reflected in “Equity in earnings of nonconsolidated affiliates” in the Performance Plastics segment). EBIT in 2000 included the impact of goodwill amortization of $114 million.

Gross margin for 2002 decreased $354 million versus 2001, as a $1.7 billion decline in selling prices more than offset the favorable impact of lower feedstock and energy costs of approximately $850 million. Higher volume, cost control efforts and the realization of merger- and acquisition-related cost synergies reduced the negative impact of this margin compression. Gross margin for 2001 decreased $1.3 billion compared with 2000. While feedstock and energy costs in 2001 were down approximately $750 million versus 2000, selling prices fell $1.6 billion, drastically compressing margins. Gross margin in 2001 was also negatively impacted by lower operating rates.

Dow’s global plant operating rate for its chemicals and plastics businesses was 78 percent of capacity in 2002, compared with 76 percent in 2001 and 86 percent in 2000. The lower operating rates of the past two years reflect reduced run rates at several of the Company’s plants in an effort to manage inventory levels. Depreciation expense was $1,680 million in 2002, compared with $1,595 million in 2001 and $1,554 million in 2000.

Operating expenses (research and development, and selling, general and administrative expenses) totaled $2,664 million in 2002, down 6 percent from $2,837 million in 2001, and down almost 10 percent from $2,944 million in 2000, due to continued cost control efforts and the realization of merger- and acquisition-related cost synergies.

Research and development (“R&D”) expenses were $1,066 million in 2002, compared with $1,072 million in 2001 and $1,119 million in 2000. R&D expenses declined over the past two years as merger-related cost synergies were realized and spending on growth initiatives was intensely focused on those opportunities with the greatest potential for value creation.

Selling, general and administrative (“SG&A”) expenses were $1,598 million in 2002, down from $1,765 million in 2001 and $1,825 million in 2000. SG&A expenses represented 6 percent of sales in all three years.

The following table illustrates the relative size of the primary components of total production costs and operating expenses of Dow. More information about each of these components can be found in other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes to the Consolidated Financial Statements, and Eleven-Year Summary of Selected Financial Data.

Production Costs and Operating Expenses

Cost components as a percent of total	2002	2001	2000
Hydrocarbons and energy	29%	31%	34%
Salaries, wages and employee benefits	14	13	14
Maintenance	4	4	4
Depreciation	6	6	6
Merger-related expenses and restructuring, IPR&D and asbestos-related charge	4	5	—
Supplies, services and other raw materials	43	41	42
Total	100%	100%	100%

During 2001, the Company completed the appraisal of the technology acquired with the purchase of Rohm and Haas’ agricultural chemicals business and recorded an IPR&D charge of $69 million in the Agricultural Sciences segment. See Notes B and C to the Consolidated Financial Statements for further details regarding the acquisition and IPR&D charge.

During 2002, the Company recorded one-time merger and integration costs of $41 million and additional merger-related severance of $66 million. “Merger-related expenses and restructuring” also included the following charges in 2002: severance of $5 million related to a workforce reduction at Dow AgroSciences; and asset write-downs and impairments of $131 million and severance of $37 million related to restructuring activities undertaken by the Company following the appointment of a new President and CEO. Additional decisions on businesses and facilities are expected in 2003. See Note B to the Consolidated Financial Statements for additional information.

During 2001, a special charge of $1.5 billion was recorded for merger-related expenses and restructuring, which included transaction costs, employee severance, the write-down of duplicate assets and facilities, and other merger-related expenses. At the time of the merger, the Company expected its integration plans and synergy activities to result in annual cost savings of $1.1 billion by the end of the first quarter of 2003. By the end of 2002, the Company had taken actions that will result in annual cost savings of $1.2 billion, exceeding the original target. The cost reductions will affect cost of sales, research and development expenses, and selling, general and administrative expenses. These actions are not expected to have an impact on future revenues. For further details, see Note B to the Consolidated Financial Statements.

In the fourth quarter of 2002, following the completion of a study to estimate the cost of resolving pending and potential future asbestos-related claims filed against Union Carbide and Amchem Products, Inc., the amount recorded for asbestos-related liabilities was increased to $2.2 billion, resulting in a charge of $828 million after recording related insurance receivables. See Critical Accounting Policies, Asbestos-Related Matters of Union Carbide Corporation, and Note J to the Consolidated Financial Statements for additional information.

Dow’s share of the earnings of nonconsolidated affiliates in 2002 amounted to $40 million, up modestly from $29 million in 2001, but down significantly from $354 million in 2000. Current year equity earnings were higher than last year primarily due to improved earnings by Dow Corning and DuPont Dow Elastomers L.L.C., and the addition of earnings from Dow Reichhold Specialty Latex LLC, a newly formed joint venture between Dow and Reichhold, Inc.  Equity earnings in 2001 were lower as a result of the consolidations of Gurit-Essex in the first quarter of 2001 and BSL in 2000, and the April 2001 divestiture of Union Carbide’s interest in Polimeri Europa S.r.l., which was required for regulatory approval of the merger (see Note C to the Consolidated Financial Statements). Equity earnings in 2000 reflected improved earnings in several of the Company’s joint ventures around the world, including strong performance by several plastics joint ventures in Asia Pacific and Latin America, improved results from several hydrocarbons joint ventures in North America, final resolution of BSL matters related to the reconstruction period, and significantly better performance by Union Carbide’s joint ventures in Kuwait and Europe.

Through May 2000, equity earnings included the Company’s share of the financial results of BSL during the reconstruction period. On June 1, 2000, BSL became a wholly owned subsidiary of the Company, after which the financial results of BSL were fully consolidated (see Note C to the Consolidated Financial Statements). From the first quarter of 1995 through the third quarter of 2000, the Company recorded and reserved its share of equity earnings in Dow Corning due to Dow Corning’s filing for bankruptcy protection under Chapter 11 and the uncertainty of the recovery of that asset. Following Judge Denise Page Hood’s November 13, 2000 affirmation of the Bankruptcy Court’s order confirming the Joint Plan of Reorganization, the Company reviewed the value of its investment in Dow Corning and revised its assessment of the recoverability of its investment. In the fourth quarter of 2000, the Company resumed recording its share of Dow Corning’s earnings. See Notes G and J to the Consolidated Financial Statements for additional information on this matter.

Sundry income includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for 2002 was $54 million, compared with $394 million in 2001 and $352 million in 2000. Sundry income in 2002 included a gain of $63 million on the sale of Oasis Pipe Line Company in the fourth quarter. Sundry income in 2001 included a gain of $266 million on the sale of stock in Schlumberger Ltd.

Personnel count was 49,959 at December 31, 2002; 52,689 at the end of 2001 and 53,289 at the end of 2000. Headcount decreased primarily due to the Company’s merger-related workforce reduction program.

Net Income

“Net income (loss) available for common stockholders” in 2002 was a net loss of $338 million, a loss of $0.37 per share, compared with a net loss of $385 million, a loss of $0.43 per share in 2001, and net income of $1.7 billion, earnings of $1.85 per share in 2000. Results for 2002 were negatively impacted by a $1.7 billion decline in selling prices that exceeded the favorable impact of lower feedstock and energy costs of approximately $850 million and the realization of merger- and acquisition-related cost synergies. Results for 2001 were negatively impacted by lower selling prices of $1.6 billion, which far exceeded the favorable impact of lower feedstock and energy costs of approximately $750 million, and several unusual items. In addition to the unusual items for 2002 and 2001 discussed in the preceding section, the net losses for 2002 and 2001 were impacted by changes in accounting principles. In 2002, an after-tax transition adjustment gain of $67 million was recognized related to the adoptions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In 2001, an after-tax transition adjustment gain of $32 million was recognized related to the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note A to the Consolidated Financial Statements for additional information regarding changes in accounting principles.

The following table summarizes the impact of unusual items on EBIT and net income (loss):

	EBIT			Net Income (Loss)
In millions	2002	2001	2000	2002	2001	2000
Unusual items:
Merger-related expenses and restructuring	$ (280)	$ (1,487)	—	$ (182)	$ (992)	—
Asbestos-related charge	(828)	—	—	(522)	—	—
Purchased in-process R&D	—	(69)	$ (6)	—	(43)	$ (6)
Reinsurance loss on WTC	—	(11)	—	—	(8)	—
Dow Corning restructuring	—	(11)	—	—	(11)	—
UOP restructuring	(10)	—	(31)	(7)	—	(23)
DuPont Dow Elastomers restructuring	(8)	—	—	(8)	—	—
Goodwill impairment losses in nonconsolidated affiliates	(16)	—	—	(16)	—	—
Gain on sale of Schlumberger stock	—	266	—	—	168	—
Gain on sale of Oasis Pipe Line	63	—	—	40	—	—
Gain on sale of Cochin Pipeline	—	—	98	—	—	62
Recognition of anticipated loss on disposition of merger-related businesses	—	—	(81)	—	—	(55)
Cumulative effect of changes in accounting principles	—	—	—	67	32	—
Total unusual items	$ (1,079)	$ (1,312)	$ (20)	$ (628)	$ (854)	$ (22)
As reported	$ 86	$ 35	$ 3,105	$ (338)	$ (385)	$ 1,675
Excluding unusual items	$ 1,165	$ 1,347	$ 3,125	$ 290	$ 469	$ 1,697

Interest income in 2002 was $66 million, compared with $85 million in 2001 and $146 million in 2000. The decline in interest income reflects a decrease in short-term investment activity.

Interest expense (net of capitalized interest) and amortization of debt discount totaled $774 million in 2002, compared with $733 million in 2001 and $665 million in 2000. Interest expense was up versus 2001 due to an increase in total debt partially offset by lower interest rates. Interest expense was lower in 2000 due principally to lower average levels of borrowing.

The credit for income taxes was $280 million in 2002 versus a credit of $228 million in 2001 and provision of $839 million in 2000. Dow’s overall effective tax rate was 45 percent in 2002, compared with 37.2 percent for 2001 and 32.4 percent for 2000. U.S. and other tax law and rate changes during 2002 did not have a material impact on Dow. The underlying factors affecting Dow’s overall effective tax rates are summarized in Note S to the Consolidated Financial Statements.

Minority interests’ share of net income in 2002 was $63 million, up from $32 million in 2001, and down from $72 million in 2000. The increase in minority interest was primarily due to improved results at PBBPolisur S.A., which had lower results in 2001 that corresponded with the lower results in Dow’s Plastics businesses.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

In millions	2002	2001	2000
Cash provided by (used in):
Operating activities	$2,108	$1,789	$1,691
Investing activities	(1,626)	(2,674)	(1,094)
Financing activities	787	831	(857)
Effect of exchange rate changes on cash	(5)	(4)	(9)
Net change in cash and cash equivalents	$1,264	$(58)	$(269)

Cash provided by operating activities in 2002 increased versus 2001 due to a number of factors. Accounts payable increased and inventories decreased due to the Company’s efforts to optimize working capital. Trade accounts receivable balances increased due to improved sales in the fourth quarter of 2002 compared with the fourth quarter of 2001. Cash provided by operating activities in 2001 increased versus 2000 as the impact of lower receivables and inventories offset the impact of lower earnings for the year. Accounts receivable balances decreased in 2001 due to lower net trade sales and increased sales of U.S. trade receivables. Inventory balances at December 31, 2001, (excluding the impact of acquisitions and divestitures) decreased due to lower feedstock costs compared with year-end 2000.

Cash used in investing activities decreased in 2002 compared with 2001 due to a number of factors. Cash used for acquisitions decreased, but was partially offset by an increase in cash used for purchases of available-for-sale securities in excess of sales of similar securities. Cash used in investing activities increased in 2001 compared with 2000, principally due to $2.3 billion invested in acquisitions, including Rohm and Haas’ agricultural chemicals business, Ascot, Gurit-Essex, and EniChem’s polyurethanes business, offset by lower capital expenditures and investments in nonconsolidated affiliates.

Cash provided by financing activities decreased in 2002 compared with 2001. An increase in net cash generated from short- and long-term borrowings was partially offset by an increase in dividends paid in 2002. In addition, cash was generated in 2001 from the issuance of preferred securities by a new subsidiary. Cash provided by financing activities in 2001 increased compared with 2000 also due to an increase in net cash generated from short- and long-term borrowings. Cash used in financing activities in 2000 related principally to the payment of dividends.

Working Capital at December 31

In millions	2002	2001
Current assets	$11,681	$10,308
Current liabilities	8,856	8,125
Working capital	$2,825	$2,183
Current ratio	1.32:1	1.27:1

Cash, cash equivalents, marketable securities and interest-bearing deposits increased $1.3 billion in 2002. At December 31, 2002, total inventories were $4.2 billion, down from $4.4 billion at December 31, 2001, primarily due to the Company’s supply chain optimization efforts. Days-sales-in-inventory at December 31, 2002 were 64 days versus 77 days at December 31, 2001. At December 31, 2002, trade receivables were $3.1 billion, up from $2.9 billion last year. Days-sales-outstanding-in-receivables (excluding the impact of sales of receivables) were 45 days at December 31, 2002 and 50 days at December 31, 2001.

Short-term borrowings of $580 million at December 31, 2002 were down from $1.2 billion at year-end 2001, primarily due to the issuance of long-term debt. Long-term debt due within one year was $797 million compared with $408 million at year-end 2001. Long-term debt at year-end was $11.7 billion, up from $9.3 billion at year-end 2001 due to the refinancing of short-term borrowings and new long-term debt that was used for general corporate purposes. During the year, $2.9 billion of new long-term debt was incurred and $472 million of long-term debt was retired. See the “Contractual Obligations” table presented later in this section for information regarding Dow’s annual installments on long-term debt.

Total debt was $13 billion at year-end compared with $10.9 billion at December 31, 2001. Net debt, which equals total debt less cash, cash equivalents, marketable securities and interest-bearing deposits, was $11.5 billion at December 31, 2002, up from $10.6 billion last year due to the use of funds for general corporate purposes. Gross debt as a percent of total capitalization was 59.2 percent at the end of 2002, compared with 48.9 percent at year-end 2001. Net debt as a percent of total capitalization was 56.0 percent at the end of 2002, compared with 48.3 percent at year-end 2001.

As part of its ongoing financing activities, Dow routinely issues promissory notes under its U.S. and Euromarket commercial paper programs. At December 31, 2002, there were no outstanding commercial paper borrowings. In the event Dow is unable to access these short-term markets, due to a systemic market disruption or other extraordinary events, Dow has the ability to access liquidity through its committed and available credit facilities which are in excess of $3 billion.

During the year, the Company completed two shelf registrations for the issuance of SEC registered securities. On September 12, 2002, a $1.5 billion registration became effective, and on December 18, 2002, a $2 billion registration became effective. At December 31, 2002, there was a total of $2.3 billion available in SEC registered securities, as well as Japanese yen 70 billion (approximately $583 million) available in yen-denominated securities through the Japanese Ministry of Finance, and Euro 900 million (approximately $942 million) available under the Company’s Euro Medium-Term Note Program. On June 21, 2002, the Company launched a retail Medium-Term Note Program. As of December 31, 2002, $460 million of notes had been issued under this program, with maturity dates ranging from 2005 through 2012.

At December 31, 2002, the Company had unused and committed credit facilities with various U.S. and foreign banks totaling $3.1 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.75 billion 364-day revolving credit facility agreement that matures in June 2003, a $1.25 billion 5-year revolving credit facility agreement that matures in June 2004, and a $75 million 364-day bilateral facility with a major financial institution that matures in June 2003. The Company intends to renew these facilities at their respective maturities. Additional unused and uncommitted credit facilities totaling $857 million were available for use by foreign subsidiaries.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. See Note K to the Consolidated Financial Statements for information on such covenants and default provisions.

Dow leases real property, railcars, and certain manufacturing facilities from various special purpose entities. These entities are not owned directly or indirectly by the Company or any of its directors, officers or employees. Those transactions that meet the requirements for operating lease treatment under SFAS No. 13, “Accounting for Leases,” are recorded as such and are disclosed in Note M to the Consolidated Financial Statements, including information regarding future minimum lease commitments. Nine of the entities qualify as variable interest entities (“VIEs”) under FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” Based on the current terms of the lease agreements and the residual value guarantees Dow provides to the lessors, the Company expects to be the primary beneficiary of the VIEs. As a result, if the facts and circumstances remain the same, the Company would be required to consolidate the assets and liabilities held by these VIEs in the third quarter of 2003.

The Company has not determined the carrying amount of the assets that will be included in the Consolidated Financial Statements. Accordingly, the Company has not yet determined the impact of adoption of FIN No. 46. The following table provides the approximate amount of debt of the VIEs described above at December 31, 2002 and 2001:

In millions	Lease Maturities	2002	2001
Manufacturing facilities	2006-2017	$1,032	$917
Railcars	2004-2008	418	402
Real property	2005	133	133
Total		$1,583	$1,452

Upon termination or expiration of each lease, Dow may return the assets to the lessor, renew the lease, or purchase the assets for an amount based on a fair market value determination. Dow had provided residual value guarantees totaling $1,694 million, which included $1,365 million related to VIEs, at December 31, 2002 and $1,566 million, which included $1,242 million related to VIEs, at December 31, 2001, to the various lessors. Given the productive nature of the assets, it is probable they will have continuing value to Dow or another manufacturer in excess of the residual value guarantees.

The following table summarizes the Company’s contractual obligations and commercial commitments at December 31, 2002. Additional information related to these obligations can be found in Notes J, K and M to the Consolidated Financial Statements.

Contractual Obligations at December 31, 2002

	Payments Due by Year
In millions	2003	2004	2005	2006	2007	2008 and beyond	Total
Annual installments on long-term debt (1)	$797	$1,102	$598	$1,134	$1,177	$7,648	$12,456
Minimum operating lease commitments	260	235	206	150	80	816	1,747
Purchase commitments	556	511	472	408	407	2,041	4,395
Total	$1,613	$1,848	$1,276	$1,692	$1,664	$10,505	$18,598

(1) Includes capital lease obligations of $42 million in “2008 and beyond”

The Company also had outstanding guarantees at December 31, 2002. Additional information related to these guarantees can be found in the “Guarantees” table provided in Note J to the Consolidated Financial Statements.

Outlook for 2003

During the second half of 2002, the Company took advantage of historically low interest rates by issuing additional long-term debt. Proceeds from the debt issuance were used to reduce short-term borrowings and prefund cash requirements for debt payments due in 2003. On January 31, 2003, Moody’s Investor Services reaffirmed the Company’s senior unsecured debt rating of “A3” and its short-term debt rating of “Prime-2,” but changed its ratings outlook to “negative.” On February 3, 2003, Fitch, Inc. lowered the Company’s senior unsecured debt rating from “A” to “A-” and its short-term debt rating from “F1” to “F2” and maintained its rating outlook as “negative.” The Company does not expect its ability to access credit facilities to be affected as a result of these changes, although the Company may incur higher borrowing costs.

In the fourth quarter of 2002, the Company announced a plan designed to reduce overall spending in 2003. The plan includes a 25 percent reduction in overall capital expenditures from 2002 levels, a reduction in structural costs of $400 million from 2002 levels, the divestiture of non-strategic and under-performing assets, and the shutdown of assets that are underutilized or noncompetitive. Other than those activities necessary to maintain the reliability and safety of plants, corporate initiatives have been delayed or canceled. This program is expected to improve overall cash flow by $1 billion through 2003. As a result, the Company expects to have overall positive cash flow in 2003, and expects to fund operations, capital expenditures and dividends from operating activities.

Capital Expenditures

Capital spending for the year was $1.6 billion, essentially flat with spending in 2001 and down 10 percent from $1.8 billion in 2000. The lower capital spending in 2002 and 2001 reflected the completion of a new ethylene facility built jointly with NOVA Chemicals Corporation and a polyethylene project, both of which started up in the second half of 2000, in Alberta, Canada. In 2002, approximately 43 percent of the Company’s capital expenditures was directed toward additional capacity for new and existing products, compared with 40 percent in 2001. Approximately 18 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene in 2002 and 2001. The remaining capital was utilized to maintain the Company’s existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

Major projects underway during 2002 included expansion of production facilities for EDC and polymeric MDI in Freeport, Texas; chlorine and METHOCEL cellulose ethers in Stade, Germany; and ABS and latex in Terneuzen, The Netherlands. Additional major projects included installation of a brine pipeline in White Castle, Louisiana and a hazardous waste incineration kiln in Midland, Michigan. Because the Company designs and builds most of its capital projects in-house, it had no material capital commitments other than for the purchase of materials from fabricators.

Dividends

On February 13, 2003, the Board of Directors announced a quarterly dividend of $0.335 per share, payable April 30, 2003, to stockholders of record on March 28, 2003. Since 1912, the Company has paid a dividend every quarter and in each instance Dow has maintained or increased the quarterly dividend. The Company declared dividends of $1.34 per share in 2002, $1.295 per share in 2001 and $1.16 per share in 2000.

OTHER MATTERS

Accounting Changes

See Note A to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are the Company’s critical accounting policies impacted by judgments, assumptions and estimates:

Litigation

The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note J to the Consolidated Financial Statements.

Asbestos-Related Matters of Union Carbide Corporation

Union Carbide Corporation (“Union Carbide”), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At the end of 2001 and through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem Products, Inc. (“Amchem”) in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation (“ARPC”), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation including asbestos to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem.

In projecting Union Carbide’s resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

Although ARPC provided estimates for a longer period of time, based on ARPC’s advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. For pending claims, Union Carbide had an asbestos-related liability of $233 million at December 31, 2001.

Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $223 million at December 31, 2001. In addition, Union Carbide had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $35 million at December 31, 2001. The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded. Union Carbide expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred by Union Carbide in the future for asbestos-related litigation, net of insurance, will impact Union Carbide’s results of operations in future periods. For additional information, see Legal Proceedings, Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Consolidated Financial Statements.

Environmental Matters

The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $444 million at December 31, 2001, for environmental remediation and restoration costs, including $47 million for the remediation of Superfund sites. At December 31, 2002, the Company had accrued obligations of $394 million for environmental remediation and restoration costs, including $43 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Consolidated Financial Statements.

Merger-Related Expenses and Restructuring

On February 6, 2001, Union Carbide Corporation merged with a subsidiary of the Company and became a wholly owned subsidiary of Dow. On March 29, 2001, Dow’s management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the Union Carbide merger. These decisions were based on management’s assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge of $1,384 million in the first quarter of 2001. Subsequent periodic reviews of the Company’s integration plans resulted in minor revisions to the reserve. The planned merger-related program for workforce reductions was substantially completed in the third quarter of 2002, although during the fourth quarter of 2002, an additional charge was recorded for merger-related severance to be paid in the first quarter of 2003. Upon completion of the program, the outstanding merger-related reserve for employee-related costs associated with pension and postretirement benefit plans became part of the Company’s regular pension and other postretirement obligations. The reserve related to the abandonment of leased facilities is included in “Other noncurrent obligations.”

In late 2002, immediately following the appointment of a new President and CEO, management began a series of studies to determine potential actions relative to under-performing assets and employment levels. Prior to the end of the year, certain studies were completed and management made decisions relative to certain assets. The economic effects of these decisions resulted in a pretax charge in the fourth quarter of 2002 of $168 million for severance and asset write-downs and impairments. The program for severance was based on plans communicated to employees, and is expected to be completed by the third quarter of 2003. The charge related to asset write-downs was based on the net book value of the manufacturing plants to be shut down. The charge related to asset impairments was determined using either discounted cash flows or a fair market value assessment.

Additional decisions on businesses and facilities are expected in 2003. The Company will account for future workforce reductions as they occur, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” For further discussion and information regarding merger-related expenses and restructuring, see Note B to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2002, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

The expected long-term rate of return on assets is developed with input from the Company’s actuarial firm, which includes the actuary’s review of the asset class return expectations of several respected consultants and economists, based on broad equity and bond indices. The Company’s historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets is also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2002 was 9.25 percent. This assumption was reduced to 9 percent for determining 2003 net periodic pension expense. Lowering the expected long-term rate of return of the U.S. qualified plan assets by 0.25 percent (from 9.25 percent to 9 percent) would have reduced the pension income of the U.S. qualified plans for 2002 by approximately $25 million. The Company’s historical actual return averaged 9.1 percent for the ten-year period ending December 31, 2002. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The Company bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. For the year ending December 31, 2002, $1.2 billion of losses remain to be recognized by the U.S. qualified plans in the calculation of the market-related value of plan assets. These losses will result in decreases in future pension income as they are recognized.

The discount rate utilized for determining future pension obligations of the U.S. qualified plans is based on long-term bonds receiving an AA- or better rating by a recognized rating agency. The resulting discount rate decreased from 7 percent at December 31, 2001, to 6.75 percent at December 31, 2002.

For 2003, the Company left its assumption for the long-term rate of increase in compensation levels for the U.S. qualified plans unchanged at 5 percent.

Based on the revised pension assumptions and the actual investment performance of the plan assets in 2002, the Company expects to record $100 million of incremental expense for all pension and other postretirement benefits in 2003.

The value of the U.S. qualified plan assets decreased from $9.3 billion at December 31, 2001, to $7.7 billion at December 31, 2002. The investment performance and declining discount rates reduced the funded status of the U.S. qualified plans, net of benefit obligations, by $2.2 billion from December 31, 2001 to December 31, 2002. The Company does not expect significant cash contributions to be required for the U.S. qualified plans in 2003.

Income Taxes

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2002, the Company had a net deferred tax asset balance of $2.9 billion, after valuation allowances of $645 million. For additional information, see Note S to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies

Dow is committed to world-class environmental, health and safety (“EH&S”) performance, as demonstrated by a long-standing commitment to RESPONSIBLE CARE and progress made toward the Company’s EH&S Goals for 2005. In 1996, Dow publicly announced its voluntary global EH&S 2005 Goals – ambitious performance targets to measure progress toward sustainable development, including targets to reduce chemical emissions, waste and wastewater by 50 percent. Equally aggressive are Dow’s EH&S 2005 Goals to reduce leaks, spills, fires, explosions, work-related injuries and transportation incidents by 90 percent. Dow continues to work aggressively toward attainment of these goals and its “Vision of Zero.” More information on Dow’s performance regarding environmental matters can be found online in Dow’s 2001 Public Report.

To meet the Company’s public commitments, as well as the stringent laws and government regulations related to environmental protection and remediation to which its global operations are subject, Dow has well-defined policies, requirements and management systems. Dow’s EH&S Management System (“EMS”) defines for the businesses the “who, what, when and how” needed to achieve the Company’s policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with these laws and regulations. Furthermore, EMS is integrated into a company-wide Management System for EH&S, Operations, Quality and Human Resources, including implementation of the global EH&S Work Process to improve EH&S performance and to ensure ongoing compliance worldwide. It is Dow’s stated EH&S policy that all global operations and products meet Dow’s requirements or their country’s laws and regulations, whichever are more stringent.

It is also Dow’s policy to adhere to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. First, Dow works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. Dow has specific requirements for wastes that are transferred to non-Dow facilities.

Dow believes third-party verification is a cornerstone of world-class EH&S performance and building public trust. Over the last five years, numerous Dow sites in Europe, Latin America, Australia and North America have received third-party verification of Dow’s compliance with RESPONSIBLE CARE and with outside specifications such as ISO-14001. In 2002, Dow received the American Chemistry Council’s RESPONSIBLE CARE Employee Health & Safety Code Sustained Excellence Award. The annual Sustained Excellence Award recognizes companies that have demonstrated outstanding safety records over a three-year period. This is the first time that any company from the “large” size category has been eligible for the award. For the fourth year in a row, Dow was also added to the Dow Jones Sustainability Group Index.

Dow’s EMS and EH&S Goals are designed to minimize environmental risks and impacts, both past and future. The following paragraphs outline some of these potential risks and how they are managed to minimize environmental impact and overall costs.

Climate Change

There is growing political and scientific consensus that emissions of greenhouse gases (“GHG”) due to human activities continue to alter the composition of the global atmosphere in ways that are affecting the climate. Dow takes global climate change very seriously and is committed to reducing its GHG intensity (lbs. of GHG per lb. of product), developing climate-friendly products and processes, and, over the longer term, implementing technology solutions to achieve even greater climate change improvements. Since 1995, Dow has reduced GHG intensity by over 25 percent. Total direct emissions of GHG have also been significantly reduced. This trend could reverse, however, depending on business growth, capacity utilization and the pace of new technology development.

Given the uncertainties regarding implementation of the Kyoto Protocol and related climate change policies, it is speculative to engage in an assessment of either the potential liability or benefit associated with climate change issues. As noted in the 2001 Public Report, Dow is making progress toward its 2005 goal to improve energy efficiency by 20 percent. By the time Dow achieves this goal, it will have avoided the production of over 290 trillion Btus, thus contributing in a positive way to climate change. Dow also contributes to the climate change solution by producing products that help others reduce GHG emissions, such as lightweight plastics for automobiles and insulation for energy efficient homes and appliances. Dow does not currently engage in emissions trading but is studying this concept and engaging in dialogue with governments about the development of fair and effective mechanisms to achieve GHG reductions at the lowest possible cost.

Environmental Remediation

Dow accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Dow had an accrued liability of $351 million at December 31, 2002, related to the remediation of current or former Dow-owned sites. The liability related to remediation at December 31, 2001 was $397 million. The Company has not recorded any third-party recovery related to these sites as a receivable. Dow filed a lawsuit in November 1999 against several of its insurers seeking recovery of remediation costs at certain current or former Dow-owned sites. Settlements have been reached with all carriers, except one.

In addition to current and former Dow-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), Dow is liable for remediation of other hazardous waste sites where Dow allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Dow readily cooperates in the remediation of these sites where the Company’s liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, Dow has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management’s estimate of the Company’s remaining liability for the remediation of Superfund sites at December 31, 2002 was $43 million, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. In addition, receivables of $12 million for probable recoveries from other PRPs have been recorded related to Superfund sites. At December 31, 2001, the Company’s liability for the remediation of Superfund sites was $47 million; the receivable for probable recoveries from other PRPs was $7 million.

In total, the Company’s accrued liability for probable environmental remediation and restoration costs was $394 million at December 31, 2002, compared with $444 million at the end of 2001. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company’s consolidated financial statements.

The amounts charged to income on a pretax basis related to environmental remediation totaled $52 million in 2002, $47 million in 2001 and $53 million in 2000. Capital expenditures for environmental protection were $147 million in 2002, $179 million in 2001 and $166 million in 2000.

Asbestos-Related Matters of Union Carbide Corporation

Union Carbide Corporation (“Union Carbide”), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages, often in very large amounts. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide’s products.

The rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in both 2001 and 2002, influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future. Union Carbide will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

Typically, Union Carbide is only one of many named defendants, many of which, including Union Carbide and Amchem, were members of the Center for Claims Resolution (“CCR”), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, Union Carbide’s and Amchem’s strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR’s collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. Union Carbide then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

Certain members of Dow’s legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist Union Carbide in responding to asbestos-related matters. In early 2002, Union Carbide hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

At the end of 2001 and through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation (“ARPC”), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem.

Union Carbide provided ARPC with all relevant data regarding asbestos-related claims filed against Union Carbide and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem, because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered Union Carbide’s ability to project future claim volumes and resolution costs, included the following:

•                  Until a series of bankruptcies led to the CCR ceasing operations in early 2001, Union Carbide and Amchem generally settled claims filed against CCR members according to a sharing formula that would not necessarily reflect the cost of resolving those claims had they been separately litigated against Union Carbide or Amchem.

•                  The bankruptcies in the years 2000 to 2002 of other companies facing large asbestos liability were a likely contributing cause of a sharp increase in filings against many defendants, including Union Carbide and Amchem.

•                  It was not until the CCR ceased operating in early 2001 that Union Carbide took direct responsibility for the defense of claims against itself and Amchem.

•                  New defense counsel for Union Carbide and Amchem implemented more aggressive defense strategies in mid-2002.

Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem, if certain assumptions were made. Specifically, ARPC advised Union Carbide that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against Union Carbide and Amchem are unlikely to return to levels below those experienced prior to 2001 - when the recent spike in filings commenced - and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR’s cessation of operations. ARPC advised Union Carbide that, by assuming that future filings were unlikely to exceed the levels experienced prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing Union Carbide and Amchem. ARPC also advised Union Carbide that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

In projecting Union Carbide’s resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by Union Carbide and Amchem and multiplied the number of such claims by the mean values paid by Union Carbide and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating Union Carbide’s cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims.

As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

Although ARPC provided estimates for a longer period of time, based on ARPC’s advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. For pending claims, Union Carbide had an asbestos-related liability of $233 million at December 31, 2001.

Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $223 million at December 31, 2001. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers.

In addition, Union Carbide had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $35 million at December 31, 2001. Defense and resolution costs for Union Carbide’s asbestos-related litigation were $247 million in 2002, $53 million in 2001 and $53 million in 2000. The $247 million in 2002 included $92 million for defense costs (which included significant costs for the development and implementation of Union Carbide’s new and more aggressive defense strategies) and $63 million for bulk settlements with multiple claimants. To date, substantially all of these defense and resolution costs were covered by insurance. Insurance coverage for future asbestos-related defense costs will exist, but to a lesser extent. The pretax impact to Union Carbide for these defense and resolution costs, net of insurance, was $9 million in 2002, $9 million in 2001 and $4 million in 2000, and was reflected in “Cost of sales.”

The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded. Union Carbide expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred by Union Carbide in the future for asbestos-related litigation, net of insurance, will impact Union Carbide’s results of operations in future periods.

Because of the uncertainties described above, Union Carbide’s management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide’s management believes that it is reasonably possible that the cost of disposing of Union Carbide’s asbestos-related claims, including future defense and processing costs, could have a material adverse impact on Union Carbide’s results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

It is the opinion of Dow’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense and processing costs, could have a material adverse impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

The Dow Chemical Company and Subsidiaries
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Dow’s business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as hedges per SFAS No. 133, where appropriate. A secondary objective is to add value by creating additional non-specific exposure within established limits and policies; derivatives used for this purpose are not designated as hedges per SFAS No. 133. The potential impact of creating such additional exposures is not material to the Company’s results.

The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps, and nonderivative instruments in foreign currencies. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies – mainly the Euro and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the U.S. dollar value of future cash flows. The majority of the foreign exchange exposure is related to European currencies and the Japanese yen.

The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. Dow uses interest rate swaps, “swaptions,” and exchange-traded instruments to accomplish this objective. The Company’s primary exposure is to the U.S. dollar yield curve.

Inherent in Dow’s business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Cracker feedstocks and natural gas constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks when feasible.

Dow has a portfolio of equity securities derived from its acquisition and divestiture activity. This exposure is managed in a manner consistent with the Company’s market risk policies and procedures.

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. The year-end VAR and average quarterly VAR for the aggregate of non-trading and trading positions for 2002 and 2001 are shown below:

Total Daily VAR at December 31*

	2002		2001
In millions	Year-end	Average	Year-end	Average
Foreign exchange	$ 7	$ 10	$ 21	$ 17
Interest rate	94	83	106	70
Equity exposures, net of hedges	3	4	7	9
Commodities	17	11	4	5

*Using a 95 percent confidence level

See Note H to the Consolidated Financial Statements for further disclosure regarding market risk.

The Dow Chemical Company and Subsidiaries
Item 8.  Financial Statements and Supplementary Data

Management Statement of Responsibility

The management of The Dow Chemical Company and its subsidiaries prepared the accompanying consolidated financial statements and has responsibility for their integrity, objectivity and freedom from material misstatement or error. These statements were prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on management’s best estimates and judgments. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the financial statements. The Board of Directors, through its Audit Committee, assumes an oversight role with respect to the preparation of the financial statements.

Management recognizes its responsibility for fostering a strong ethical climate so that the Company’s affairs are conducted according to the highest standards of personal and corporate conduct. Management has established and maintains internal controls that provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting.

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

The undersigned have executed certifications dated February 28, 2003, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and the Company has filed those certifications as part of, or as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In addition, William S. Stavropoulos, Chairman, President and Chief Executive Officer of the Company, has certified to the New York Stock Exchange (“NYSE”) that he is unaware of any violation by the Company of the NYSE corporate governance listing standards in effect as of February 28, 2003.

/s/ William S. Stavropoulos	/s/ J. Pedro Reinhard
William S. Stavropoulos Chairman, President and Chief Executive Officer	J. Pedro Reinhard Executive Vice President and Chief Financial Officer

Independent Auditors’ Report

To the Stockholders and Board of Directors of The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.  The consolidated financial statements give retroactive effect to the merger of The Dow Chemical Company and Union Carbide Corporation, which has been accounted for as a pooling of interests as described in Note C to the consolidated financial statements.  We did not audit the statements of income, stockholders’ equity and cash flows of Union Carbide Corporation for the period ended December 31, 2000, which consolidated statements reflect total revenues of $6,550 million.  Those consolidated statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Union Carbide Corporation for 2000, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Dow Chemical Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes A and H to the consolidated financial statements, effective January 1, 2001, The Dow Chemical Company changed its method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards No. 133.

As discussed in Notes A and F to the consolidated financial statements, effective January 1, 2002, The Dow Chemical Company changed its method of accounting for goodwill to conform to Statements of Financial Accounting Standards Nos. 141 and 142.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP Midland, Michigan January 30, 2003
(February 13, 2003 as to Note U)

Independent Auditors’ Report

To the Stockholders and Board of Directors of Union Carbide Corporation:

We have audited the consolidated statements of income, stockholders’ equity, and cash flows of Union Carbide Corporation and subsidiaries for the year ended December 31, 2000 (not presented separately herein). These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above (not presented separately herein) present fairly, in all material respects, the results of operations of Union Carbide Corporation and subsidiaries and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP Stamford, CT
January 22, 2001, except as to Note 17, which is as of February 6, 2001

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31	2002	2001	2000
Net Sales	$27,609	$28,075	$29,798
Cost of sales	23,780	23,892	24,310
Research and development expenses	1,066	1,072	1,119
Selling, general and administrative expenses	1,598	1,765	1,825
Amortization of intangibles	65	178	139
Purchased in-process research and development charges	—	69	6
Merger-related expenses and restructuring	280	1,487	—
Asbestos-related charge	828	—	—
Equity in earnings of nonconsolidated affiliates	40	29	354
Sundry income - net	54	394	352
Interest income	66	85	146
Interest expense and amortization of debt discount	774	733	665
Income (Loss) before Income Taxes and Minority Interests	(622)	(613)	2,586
Provision (Credit) for income taxes	(280)	(228)	839
Minority interests’ share in income	63	32	72
Income (Loss) before Cumulative Effect of Changes in Accounting Principles	(405)	(417)	1,675
Cumulative effect of changes in accounting principles	67	32	—
Net Income (Loss) Available for Common Stockholders	$(338)	$(385)	$1,675
Share Data
Earnings (Loss) before cumulative effect of changes in accounting principles per common share - basic	$(0.44)	$(0.46)	$1.88
Earnings (Loss) per common share - basic	$(0.37)	$(0.43)	$1.88
Earnings (Loss) before cumulative effect of changes in accounting principles per common share - diluted	$(0.44)	$(0.46)	$1.85
Earnings (Loss) per common share - diluted	$(0.37)	$(0.43)	$1.85
Common stock dividends declared per share of Dow common stock	$1.34	$1.295	$1.16
Weighted-average common shares outstanding - basic	910.5	901.8	893.2
Weighted-average common shares outstanding - diluted	910.5	901.8	904.5

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

(In millions) At December 31	2002	2001
Assets
Current Assets
Cash and cash equivalents	$1,484	$220
Marketable securities and interest-bearing deposits	89	44
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2002: $127; 2001: $123)	3,116	2,868
Other	2,369	2,230
Inventories	4,208	4,440
Deferred income tax assets - current	415	506
Total current assets	11,681	10,308
Investments
Investment in nonconsolidated affiliates	1,565	1,581
Other investments	1,689	1,663
Noncurrent receivables	577	578
Total investments	3,831	3,822
Property
Property	37,934	35,890
Less accumulated depreciation	24,137	22,311
Net property	13,797	13,579
Other Assets
Goodwill	3,189	3,130
Other intangible assets (net of accumulated amortization - 2002: $349; 2001: $346)	613	607
Deferred income tax assets - noncurrent	3,470	2,248
Asbestos-related insurance receivables - noncurrent	1,489	224
Deferred charges and other assets	1,492	1,597
Total other assets	10,253	7,806
Total Assets	$39,562	$35,515

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

(In millions, except share amounts) At December 31	2002	2001
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$580	$1,209
Long-term debt due within one year	797	408
Accounts payable:
Trade	2,834	2,713
Other	1,789	926
Income taxes payable	202	190
Deferred income tax liabilities - current	30	236
Dividends payable	326	323
Accrued and other current liabilities	2,298	2,120
Total current liabilities	8,856	8,125
Long-Term Debt	11,659	9,266
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	994	760
Pension and other postretirement benefits - noncurrent	3,775	2,475
Asbestos-related liabilities - noncurrent	2,072	233
Other noncurrent obligations	3,214	3,306
Total other noncurrent liabilities	10,055	6,774
Minority Interest in Subsidiaries	366	357
Preferred Securities of Subsidiaries	1,000	1,000
Stockholders’ Equity
Common stock (authorized 1,500,000,000 shares of $2.50 par value each; issued 981,377,562)	2,453	2,453
Additional paid-in capital	—	—
Unearned ESOP shares	(61)	(90)
Retained earnings	9,520	11,112
Accumulated other comprehensive loss	(2,097)	(1,070)
Treasury stock at cost (shares 2002: 68,721,252; 2001: 76,540,276)	(2,189)	(2,412)
Net stockholders’ equity	7,626	9,993
Total Liabilities and Stockholders’ Equity	$39,562	$35,515

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2002	2001	2000
Operating Activities
Income (Loss) before cumulative effect of changes in accounting principles	$(405)	$(417)	$1,675
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,825	1,815	1,738
Purchased in-process research and development	—	69	6
Provision (Credit) for deferred income tax	(311)	(391)	143
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	53	25	(222)
Minority interests’ share in income	63	32	72
Net gain on sales of consolidated companies	(4)	—	—
Net (gain) loss on sales of nonconsolidated affiliates	(60)	2	(13)
Net gain on sales of property and businesses	(8)	(49)	(102)
Other net gain	(65)	(245)	(340)
Merger-related expenses and restructuring	202	906	—
Asbestos-related charge	828	—	—
Tax benefit - nonqualified stock option exercises	31	39	37
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(299)	1,340	(335)
Inventories	223	34	(559)
Accounts payable	474	(586)	429
Other assets and liabilities	(439)	(785)	(838)
Cash provided by operating activities	2,108	1,789	1,691
Investing Activities
Capital expenditures	(1,623)	(1,587)	(1,808)
Proceeds from sales of property and businesses	79	153	166
Acquisitions of businesses, net of cash received	(1)	(2,301)	(678)
Proceeds from sales of consolidated companies	39	—	—
Investments in nonconsolidated affiliates	(98)	(92)	(186)
Advances to nonconsolidated affilitates, net of cash received	—	203	(179)
Proceeds from sales of nonconsolidated affiliates	89	181	47
Purchases of investments	(1,799)	(2,561)	(3,074)
Proceeds from sales and maturities of investments	1,688	3,330	4,618
Cash used in investing activities	(1,626)	(2,674)	(1,094)
Financing Activities
Changes in short-term notes payable	(510)	(1,573)	136
Payments on long-term debt	(472)	(259)	(562)
Proceeds from issuance of long-term debt	2,932	3,165	401
Purchases of treasury stock	(6)	(5)	(4)
Proceeds from sales of common stock	138	146	150
Proceeds from issuance of preferred securities of subsidiary	—	500	—
Distributions to minority interests	(78)	(80)	(74)
Dividends paid to stockholders	(1,217)	(1,063)	(904)
Cash provided by (used in) financing activities	787	831	(857)
Effect of Exchange Rate Changes on Cash	(5)	(4)	(9)
Summary
Increase (Decrease) in cash and cash equivalents	1,264	(58)	(269)
Cash and cash equivalents at beginning of year	220	278	547
Cash and cash equivalents at end of year	$1,484	$220	$278

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In millions) For the years ended December 31	2002	2001	2000
Common Stock
Balance at beginning of year	$2,453	$2,453	$818
3-for-1 stock split	—	—	1,635
Balance at end of year	2,453	2,453	2,453
Additional Paid-in Capital
Balance at beginning of year	—	—	165
3-for-1 stock split	—	—	(184)
Other	—	—	19
Balance at end of year	—	—	—
Unearned ESOP Shares
Balance at beginning of year	(90)	(103)	(57)
Transfer from temporary equity	—	—	(64)
Shares allocated to ESOP participants	29	13	18
Balance at end of year	(61)	(90)	(103)
Retained Earnings
Balance at beginning of year	11,112	12,675	13,357
Net income (loss)	(338)	(385)	1,675
3-for-1 stock split	—	—	(1,451)
Common stock dividends declared	(1,228)	(1,162)	(906)
Other	(26)	(16)	—
Balance at end of year	9,520	11,112	12,675
Accumulated Other Comprehensive Income (Loss)
Unrealized Gains on Investments at beginning of year	6	325	298
Unrealized gains (losses)	(29)	(319)	27
Balance at end of year	(23)	6	325
Cumulative Translation Adjustments at beginning of year	(982)	(834)	(646)
Translation adjustments	333	(148)	(188)
Balance at end of year	(649)	(982)	(834)
Minimum Pension Liability at beginning of year	(72)	(51)	(63)
Adjustments	(1,307)	(21)	12
Balance at end of year	(1,379)	(72)	(51)
Accumulated Derivative Loss at beginning of year	(22)	—	—
Cumulative transition adjustment	—	65	—
Net hedging results	(23)	(45)	—
Reclassification to earnings	(1)	(42)	—
Balance at end of year	(46)	(22)	—
Total accumulated other comprehensive loss	(2,097)	(1,070)	(560)
Treasury Stock
Balance at beginning of year	(2,412)	(2,625)	(2,932)
Purchases	(6)	(5)	(4)
Issuance to employees and employee plans	229	218	311
Balance at end of year	(2,189)	(2,412)	(2,625)
Net Stockholders’ Equity	$7,626	$9,993	$11,840

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2002	2001	2000
Net Income (Loss) Available for Common Stockholders	$(338)	$(385)	$1,675
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2002, 2001, 2000)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period (less tax of $(12), $(34), $20)	(21)	(60)	35
Less: Reclassification adjustments for net amounts included in net income (loss) (less tax of $(5), $(152), $(4))	(8)	(259)	(8)
Cumulative translation adjustments (less tax of $175, $(21), $(33))	333	(148)	(188)
Minimum pension liability adjustments (less tax of $(729), $(8), $5)	(1,307)	(21)	12
Net loss on cash flow hedging derivative instruments (less tax of $(11) for 2002, $(13) for 2001)	(24)	(22)	—
Total other comprehensive loss	(1,027)	(510)	(149)
Comprehensive Income (Loss)	$(1,365)	$(895)	$1,526

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

Dollars in millions, except as noted

A               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20–50 percent owned companies, joint ventures and partnerships, and majority-owned subsidiaries over which the Company does not exercise control) are accounted for on the equity basis.

The consolidated financial statements give retroactive effect to the Union Carbide merger, which was completed on February 6, 2001, and accounted for as a pooling of interests. See Note C for additional information.

Prior to this annual report, the net results of the Company’s insurance operations were presented on a separate line entitled “Insurance company operations, pretax income” on the income statement. The consolidated financial statements in this annual report reflect a reclassification of these results to “Net sales” and “Cost of sales” for all periods presented.

Certain reclassifications of prior years’ amounts have been made to conform to the presentation adopted for 2002.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Foreign Currency Translation

The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets as “Accumulated other comprehensive income (loss)” (“AOCI”). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets as “Other noncurrent obligations” at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as “Noncurrent receivables.”

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

Financial Instruments

The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

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

Gains and losses on derivative instruments qualifying as cash flow hedges are recorded in AOCI, to the extent the hedges are effective, until the underlying transactions are recognized in income. To the extent effective, gains and losses on derivative and nonderivative instruments used as hedges of the Company’s net investment in foreign operations are recorded in AOCI as part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in income immediately.

Gains and losses on derivative instruments designated and qualifying as fair value hedging instruments, as well as the offsetting losses and gains on the hedged items, are reported in income in the same accounting period. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in income.

Inventories

Inventories are stated at the lower of cost or market. The method of determining cost is used consistently from year to year at each subsidiary and varies among last-in, first-out (“LIFO”); first-in, first-out (“FIFO”); and average cost.

Property

Land, buildings and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is provided using the straight-line method. For most assets capitalized through 1996, the declining balance method was used. Fully depreciated assets are retained in property and depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

Long-Lived Assets

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

Investments

Investments in debt and marketable equity securities, including warrants, are classified as trading, available-for-sale, or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in AOCI. Those classified as held-to-maturity are recorded at amortized cost. The cost of investments sold is determined by specific identification.

The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities acquired through June 30, 2001, is shown as goodwill and was amortized on a straight-line basis over its estimated useful life (maximum 40 years) through December 31, 2001. Effective January 1, 2002, goodwill is no longer amortized, but is subject to the impairment provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” See Accounting Changes below for further discussion.

Revenue

Sales are recognized when the revenue is realized or realizable, and has been earned. Approximately 97 percent of the Company’s sales are related to sales of product, while 1 percent is related to the Company’s service offerings, 1 percent to its insurance operations and 1 percent to the licensing of patents and technology. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of the Company’s products are sold FOB (“free on board”) shipping point or, with respect to countries other than the United States, an equivalent basis. Title to the product passes when the product is delivered to the freight carrier. Dow’s standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as “Cost of sales.”

The Company’s primary service offerings are in the form of contract manufacturing services and services associated with Dow AgroSciences’ termite solution, SENTRICON Termite Colony Elimination System. Revenue associated with these service offerings is recognized when services are rendered, according to contractual agreements.

Revenue related to the Company’s insurance operations includes third-party insurance premiums, which are earned over the terms of the related insurance policies and reinsurance contracts. Revenue related to the licensing of patents and technology is recognized according to licensee production levels.

Legal Costs

The Company expenses legal costs, including those costs expected to be incurred in connection with a loss contingency, as incurred.

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

Earnings per Common Share

The calculation of earnings per common share is based on the weighted-average number of the Company’s common shares outstanding during the applicable period. The calculation for diluted earnings per common share reflects the effect of all dilutive potential common shares that were outstanding during the respective periods. Periods prior to 2001 have been adjusted to reflect the effects of the issuance of common shares of the Company in exchange for the common shares of Union Carbide.

Accounting Changes

In May 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus with respect to EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF Issue 00-10 recognized the inconsistencies in practice with regard to the recording of shipping and handling costs incurred by most companies that sell goods. The Company, with the exception of Union Carbide, historically recorded freight and any directly related associated cost of transporting finished product to customers as a reduction of net sales. At the end of 2000, following the guidance of EITF Issue 00-10, the Company reclassified these costs to cost of sales for all periods presented. As a result, reported net sales increased approximately 4 percent, with a corresponding increase in cost of sales.

The FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in June 1998.  SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133, as amended and interpreted by the FASB and the Derivatives Implementation Group through “Statement 133 Implementation Issues,” on January 1, 2001. See Note H regarding the impact of adoption.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement, which replaces SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It was effective for recognition and reclassifications of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company’s consolidated financial statements. See Note I regarding sales of certain qualifying accounts receivables.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which replaces Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.”  Under SFAS No. 141, all business combinations initiated after June 30, 2001 are accounted for using the purchase method. As required by SFAS No. 141, negative goodwill of $89 associated with the acquisition of Buna Sow Leuna Olefinverbund (“BSL”) in 1997 was written off and included in “Cumulative effect of changes in accounting principles” in the first quarter of 2002. The application of SFAS No. 141 did not result in the reclassification of any amounts previously recorded as goodwill or other intangible assets.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which replaces APB Opinion No. 17, “Intangible Assets,” and establishes new accounting and reporting requirements for goodwill and other intangible assets, effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill and intangible assets that are deemed to have indefinite useful lives are not amortized, but are subject to impairment testing. Impairment testing is required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), Dow plans to perform impairment tests during the fourth quarter of each year, in conjunction with the Company’s annual budgeting process. Effective January 1, 2002, Dow ceased all amortization of goodwill, which is its only intangible asset with an indefinite useful life, and tested recorded goodwill for impairment by comparing the fair value of each reporting unit, determined using a discounted cash flow method, with its carrying value.

As a result of the Company’s impairment testing, goodwill impairment losses totaling $22 were recorded in the first quarter of 2002 and included in “Cumulative effect of changes in accounting principles.” Summaries of the impairment losses are as follows:

•                  The Hampshire Fine Chemicals reporting unit has experienced increased competition and the loss of several large customers. The reporting unit has revised its 10-year earnings forecast to reflect the decreased profitability outlook, and, as a result, the Company recognized a goodwill impairment loss of $18 in the first quarter of 2002 in the Performance Chemicals segment.

•                  The Rubber reporting unit has faced increased competition and rapidly rising hydrocarbon costs with a significant oversupply of natural rubber, resulting in steadily declining margins. Revisions were made to the 10-year earnings forecast to reflect these negative trends and, as a result, a goodwill impairment loss of $4 was recognized in the first quarter of 2002 in the Plastics segment.

As required by SFAS No. 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and determined them to be appropriate. See Note F for additional disclosures regarding the adoption of SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 will result in a charge of approximately $15 in the first quarter of 2003, which will be included in “Cumulative effect of changes in accounting principles.”

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company determined that its current accounting policy for the impairment of long-lived assets is consistent with SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This statement, which is effective for exit or disposal activities initiated after December 31, 2002, will change the measurement and timing of costs associated with exit and disposal activities undertaken by the Company in the future.

On August 26, 2002, the Company announced that in the first quarter of 2003 it would begin expensing stock options issued to employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Dow currently uses the accounting method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123; however, expensing stock options is considered the preferable method of accounting for stock-based compensation. On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123.  SFAS No. 148, which is effective for fiscal years ending after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair value based method and requires more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. For its transition, Dow will use the transition method originally provided by SFAS No. 123 and expects the after-tax expense associated with stock options to be approximately $0.02 per share in 2003, growing to approximately $0.06 per share in 2005. These estimates were based on the terms of Dow’s stock option plans and current assumptions for stock option grants and valuation, which may change when stock options are granted in 2003 and in the future. See Note N for disclosures related to stock compensation.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s disclosures related to guarantees for the year ended December 31, 2002 can be found in Note J.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. See Note M for disclosures regarding the Company’s VIEs, and the expected impact of adoption in the third quarter of 2003.

B               PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT, AND MERGER-RELATED EXPENSES AND RESTRUCTURING

Purchased In-Process Research and Development

Purchased in-process research and development (“IPR&D”) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FIN No. 4, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination.

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

In 2000, the Company completed the appraisal of the technology acquired with the purchase of Flexible Products (see Note C) and recorded a pretax IPR&D charge of $6 in the Performance Plastics segment. Projects associated with technology acquired are expected to improve profitability and create new growth opportunities in the Polyurethanes formulations-based business. At year-end 2002, projects were approximately 75 percent complete.

In 2001, the Company completed the appraisal of the technology acquired with the purchase of Rohm and Haas Company’s agricultural chemicals business (see Note C) and recorded a pretax IPR&D charge of $69 in the Agricultural Sciences segment. Projects associated with technology acquired are expected to create new growth opportunities for fungicides. At year-end 2002, the remaining projects were approximately 10 percent complete, with projected completion in 2008 or beyond.

Merger-Related Expenses and Restructuring

On March 29, 2001, Dow’s management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the Union Carbide merger. These decisions were based on management’s assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge in the first quarter of 2001 of $1,384, which was included in Unallocated and Other for segment reporting purposes.

The 2001 charge included $122 for transaction costs, which consisted primarily of investment banking, legal and accounting fees. All of these costs had been paid at March 31, 2001.

The 2001 charge included $619 for the write-down of duplicate assets and facilities directly related to the merger. Included in the write-down were charges of $299 for assets and facilities that were rendered redundant as a result of the merger, $81 for lease abandonment reserves, $138 for asset impairments and $101 for losses on divestitures required for regulatory approval of the merger. Duplicate assets consisted principally of capitalized software costs, information technology equipment, and research and development facilities and equipment, all of which were written off during the first quarter of 2001. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $62. In November 2001, the decision to close a research and development facility in Bound Brook, New Jersey, was reversed, in light of difficult economic conditions; the facility will now remain open until at least 2005. Consequently, $55 of the special charge was reversed during the fourth quarter of 2001. At December 31, 2001, $77 of the reserve remained for the abandonment of leased facilities and demolition costs. The leased facilities will remain open until at least 2005.

In addition to the special charge, one-time merger and integration costs, exclusively related to the Union Carbide merger, of $115 were recorded in 2001. These costs totaled $41 for 2002.

The 2001 charge included $643 for employee-related costs, which consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The Company’s integration plans included a workforce reduction of approximately 4,500 people, primarily from Union Carbide’s administrative, marketing, purchasing, research and development, and manufacturing workforce. The charge for severance was based upon the severance plan provisions communicated to employees. According to the initial integration plans, the Company expected to expend approximately 66 percent of the employee-related costs within the first two years following the merger, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period. During the fourth quarter of 2001, a review of the Company’s integration plans resulted in a revision to the estimated workforce reduction, as actual reductions had exceeded the original plans. Consequently, the severance provision was increased $56 for an additional workforce reduction of approximately 600 people. As of December 31, 2001, severance of $333 had been paid to approximately 3,100 former employees. In the first three quarters of 2002, severance of $132 was paid to approximately 1,750 former employees, bringing the program-to-date amount to $465 paid to approximately 4,850 former employees. The planned merger-related program for workforce reductions was substantially completed in the third quarter of 2002.

The following table summarizes the activity in the merger-related special charge reserve:

	Transaction Costs	Write-down of Duplicate Assets and Facilities	One-time Merger and Integration Costs	Labor- related Costs	Total
2001
Special charge	$ 122	$ 619	—	$ 643	$ 1,384
Adjustments to reserve	—	(55)	$ 115	43	103
Charges against reserve	(122)	(487)	(115)	(333)	(1,057)
Balance at December 31, 2001	—	$ 77	—	$ 353	$ 430
2002
Adjustments to reserve	—	—	$ 41	$ 21	$ 62
Charges against reserve	—	$ (12)	(41)	(132)	(185)
Completion of program (1)	—	(65)	—	(242)	(307)
Balance at December 31, 2002	—	—	—	—	—

(1) Upon completion of the program, the outstanding merger-related reserve for employee-related costs associated with pension and postretirement benefit plans is considered part of the Company’s regular pension and other postretirement obligations. The reserve related to the abandonment of leased facilities is included in “Other noncurrent obligations.”

During the fourth quarter of 2002, additional severance of $11 was paid to 123 former employees and an additional charge of $34 was recorded for merger-related severance. Under this revised severance program, 776 additional employees will receive severance payments in the first quarter of 2003. Additional reductions in headcount may continue as the Company continues its restructuring efforts. The Company will account for future workforce reductions as they occur.

Other Restructuring

In late 2002, immediately following the appointment of a new President and CEO, management began a series of studies to determine potential actions relative to under-performing assets and employment levels. Prior to the end of the year, certain studies were completed and management made decisions relative to certain assets. The economic effects of these decisions resulted in a pretax charge in the fourth quarter of 2002 of $168.

The fourth quarter charge included $37 for severance for 624 employees and was included in Unallocated and Other for segment reporting purposes. The charge for severance was based on severance plans communicated to employees. Employees have been notified and severance payments will begin in the first quarter; the program is expected to be completed by the third quarter of 2003.

The remaining $131 of the fourth quarter charge related to asset write-downs and impairments and included the shutdown of a chlor-alkali production facility in Canada, the shutdown of an ethylene manufacturing facility in Texas, the impairment of non-strategic components of Dow’s operations in South Africa, and the impairment of a product development facility in Canada. The charge for the shutdown of facilities was $57 and represented the write-off of the net book value of those manufacturing plants. The impairment charge was $74 and was based on the fair values of the impaired business and production facilities: discounted cash flows for the Canadian facility, and fair market offers for the South African non-strategic assets.

In 2002, the Company also recorded severance of $5 related to a workforce reduction program at Dow AgroSciences.

C               ACQUISITIONS AND DIVESTITURES

Union Carbide Corporation Merger

In August 1999, The Dow Chemical Company and Union Carbide announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, Union Carbide stockholders received 1.611 shares of Dow stock (on a post-split basis) for each share of Union Carbide stock they owned, for a total of approximately 219 million shares. Based upon Dow’s closing price of $124 11/16 (pre-split) on August 3, 1999, the transaction was valued at $66.96 per Union Carbide share, or $11.6 billion in aggregate including the assumption of $2.3 billion of net debt. At the time of the closing on February 6, 2001, the transaction would have been valued at $10.0 billion, on the same basis. According to the agreement, the merger was subject to certain conditions, including approval by Union Carbide stockholders and review by antitrust regulatory authorities in the United States, Europe and Canada. Union Carbide stockholders approved the merger on December 1, 1999. On May 3, 2000, the European Commission approved the merger subject to certain conditions. On February 6, 2001, after receiving clearance from the U.S. Federal Trade Commission, the Canadian Competition Bureau and other jurisdictions around the world, Union Carbide merged with a subsidiary of The Dow Chemical Company, and Union Carbide became a wholly owned subsidiary of Dow. As part of the regulatory approval process, the Company agreed to:

•                  Divest certain European polyethylene assets.  (The sale of Union Carbide’s 50 percent ownership in Polimeri Europa S.r.l. to EniChem was completed in April 2001.)

•                  Divest and license certain polyethylene gas-phase technology globally.  (Completed in the first quarter of 2001.)

•                  Contribute the UNIPOL polyethylene process technology licensing and polyethylene conventional catalyst businesses of Union Carbide to Univation Technologies LLC.  (Occurred simultaneously with the merger.)

•                  Divest Dow’s worldwide ethyleneamines business (with the exception of Dow’s facility in Terneuzen, The Netherlands).  (Business was sold to Huntsman International, LLC in the first quarter of 2001.)

•                  Divest Dow’s worldwide ethanolamines business.  (Business was sold to INEOS plc in the first quarter of 2001.)

•                  Divest the North American GAS/SPEC gas treating business.  (Business was sold to INEOS plc in the first quarter of 2001.)

The Union Carbide merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include the combined results of Dow and Union Carbide for all periods presented. See Note B regarding a special charge for merger-related expenses and restructuring recorded during 2001.

Other Significant Acquisitions and Divestitures

The acquisitions included below were accounted for using the purchase method of accounting.

In April 1995, the Company signed an agreement with Bundesanstalt für vereinigungsbedingte Sonderaufgaben (“BvS”) for the privatization of three state-owned chemical companies in eastern Germany, Buna Sow Leuna Olefinverbund (“BSL”). Economic transfer of business operations to the Company, through the privatization agreement and various service agreements, occurred in June 1995, and the Company began a reconstruction program of the sites. In September 1997, the Company acquired 80 percent ownership in BSL for an investment of $174; BvS maintained 20 percent ownership. The Company had a call option and BvS a put option for the remaining 20 percent of BSL after the reconstruction period. In May 2000, the Company announced the completion of the reconstruction program and, for an additional investment of $156, acquired the remaining 20 percent of BSL. On June 1, 2000, BSL became a wholly owned subsidiary of the Company and, beginning on that date, the financial results of BSL are fully consolidated.

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

In December 2000, the Company sold its 32.5 percent ownership interest in the Cochin pipeline system to NOVA Chemicals Corporation for $119, resulting in a pretax gain of $98. The Company initially announced its agreement to sell its interest in the pipeline to a unit of Williams’ energy services business in August 2000. In October 2000, NOVA Chemicals Corporation, one of the owners of Cochin, exercised its right of first refusal as provided in the contractual agreements among the Cochin owners.

In January 2001, the Company acquired the 50 percent interest in Gurit-Essex AG that it did not previously own from Gurit-Heberlein AG for approximately $390, and began fully consolidating the results of Gurit-Essex AG. Gurit-Essex AG is the largest European supplier of automotive adhesives, sealants and body engineered systems for the automotive OEM and aftermarket. The acquisition has globalized Dow Automotive’s product availability and doubled the Company’s adhesives, sealants and body engineered systems business.

On February 9, 2001, Dow announced it had reached an agreement with EniChem to acquire its polyurethanes business, which had annual sales of approximately $500. The acquisition, which strengthens Dow’s polyurethanes portfolio by enhancing its European presence, was completed in April 2001 for a net cash cost of approximately $80. In the second quarter of 2001, the Company began including the results of this business in its consolidated financial statements. Under the terms of the agreement, Dow divested Union Carbide’s 50 percent interest in Polimeri Europa S.r.l. to EniChem in order to satisfy the European Commission’s conditions for approval of the merger.

On March 8, 2001, Dow announced it had reached an agreement to acquire Rohm and Haas Company’s agricultural chemicals business, including working capital, for approximately $1 billion. After receiving regulatory approval, the Company announced completion of the acquisition on June 1, 2001, and began including the results of this business in its consolidated financial statements. During the third quarter of 2001, the Company recorded a pretax charge of $69 for IPR&D costs as part of the allocation of the purchase price (see Note B). In the second quarter of 2002, the Company finalized its allocation of the purchase price to the assets acquired and liabilities assumed, principally resulting in adjustments to the values assigned to goodwill, property and accounts receivable.

On March 29, 2001, Dow announced it was making a tender offer to acquire 100 percent of the outstanding shares of Ascot Plc, a publicly traded U.K. company with annual chemical sales of approximately $335. The European Commission granted regulatory approval of the acquisition on May 11, 2001, and the Company declared its offer to acquire Ascot wholly unconditional on June 1, 2001, and began including the results of Ascot in its consolidated financial statements. The acquisition was valued at approximately $450. Dow has integrated the Fine Chemicals and Specialty Chemicals businesses of Ascot into the Performance Chemicals segment. In the second quarter of 2002, the Company finalized its allocation of the purchase price to the assets acquired and liabilities assumed, principally resulting in adjustments to the values assigned to goodwill, property and other intangible assets.

See Note B regarding certain charges recorded related to acquisitions and divestitures.

D               INVENTORIES

The following table provides a breakdown of inventories at December 31, 2002 and 2001:

Inventories at December 31

	2002	2001
Finished goods	$2,523	$2,675
Work in process	843	894
Raw materials	452	509
Supplies	390	362
Total inventories	$4,208	$4,440

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $209 at December 31, 2002 and $146 at December 31, 2001. Inventories valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 40 percent of total inventories at December 31, 2002 and 36 percent of total inventories at December 31, 2001.

A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which reduced pretax loss $71 in 2002 and $19 in 2001, and increased pretax income $67 in 2000.

E                 PROPERTY

Property at December 31

	Estimated Useful Lives (Years)	2002	2001
Land	—	$506	$445
Land and waterway improvements	15-25	1,060	994
Buildings	5-55	3,169	3,009
Machinery and equipment	3-20	28,135	26,221
Utility and supply lines	5-20	1,732	1,584
Other	3-30	1,968	2,351
Construction in progress	—	1,364	1,286
Total		$37,934	$35,890

	2002	2001	2000
Depreciation expense	$1,680	$1,595	$1,554
Manufacturing maintenance and repair costs	1,090	1,015	1,027
Capitalized interest	51	54	98

F                 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company ceased amortizing goodwill upon adoption of SFAS No. 142 on January 1, 2002 (see Note A). The following table provides pro forma results for the years ended December 31, 2001 and 2000, as if the non-amortization provisions of SFAS No. 142 had been applied in 2001 and 2000, compared with actual results for the year ended December 31, 2002:

	2002	2001	2000
Reported income (loss) before cumulative effect of changes in accounting principles	$(405)	$(417)	$1,675
Reported net income (loss)	$(338)	$(385)	$1,675
Adjustments:
Goodwill amortization, net of tax	—	$128	$99
Negative goodwill amortization, net of tax	—	(10)	(3)
Equity method goodwill amortization, net of tax	—	11	9
Total adjustments	—	$129	$105
Adjusted income (loss) before cumulative effect of changes in accounting principles	$(405)	$(288)	$1,780
Adjusted net income (loss)	$(338)	$(256)	$1,780
Reported earnings (loss) before cumulative effect of changes in accounting principles per common share – basic	$(0.44)	$(0.46)	$1.88
Reported earnings (loss) per common share – basic	$(0.37)	$(0.43)	$1.88
Adjustments:
Goodwill amortization, net of tax	—	$0.14	$0.11
Negative goodwill amortization, net of tax	—	(0.01)	—
Equity method goodwill amortization, net of tax	—	0.01	0.01
Total adjustments	—	$0.14	$0.12
Adjusted earnings (loss) before cumulative effect of changes in accounting principles per common share – basic	$(0.44)	$(0.32)	$2.00
Adjusted earnings (loss) per common share – basic	$(0.37)	$(0.29)	$2.00
Reported earnings (loss) before cumulative effect of changes in accounting principles per common share – diluted	$(0.44)	$(0.46)	$1.85
Reported earnings (loss) per common share – diluted	$(0.37)	$(0.43)	$1.85
Adjustments:
Goodwill amortization, net of tax	—	$0.14	$0.11
Negative goodwill amortization, net of tax	—	(0.01)	—
Equity method goodwill amortization, net of tax	—	0.01	0.01
Total adjustments	—	$0.14	$0.12
Adjusted earnings (loss) before cumulative effect of changes in accounting principles per common share – diluted	$(0.44)	$(0.32)	$1.97
Adjusted earnings (loss) per common share – diluted	$(0.37)	$(0.29)	$1.97

Accumulated amortization for goodwill upon adoption of SFAS No. 142 was $569. The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2002, by operating segment:

	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at January 1, 2002	$889	$754	$1,303	$121	$63	$3,130
Increase related to acquisition of remaining 49.99% interest in Branco Dow Compostos de Engenharia	1	—	—	—	—	1
Impairment losses:
Hampshire Fine Chemicals	—	(18)	—	—	—	(18)
Rubber	—	—	—	(4)	—	(4)
Total impairment losses	—	(18)	—	(4)	—	(22)
Goodwill write-off related to sale of Chlorchem	—	(3)	—	—	—	(3)
Purchase price allocation adjustments:
Ascot	—	27	—	—	—	27
Buildscape	11	—	—	—	—	11
Gurit-Essex	3	—	—	—	—	3
Rohm and Haas agricultural chemicals	—	—	17	—	—	17
Reichhold paper and carpet latex	—	25	—	—	—	25
Total adjustments	14	52	17	—	—	83
Goodwill at December 31, 2002	$904	$785	$1,320	$117	$63	$3,189

During the fourth quarter of 2002, the Company performed impairment tests for goodwill in conjunction with its annual budgeting process. As a result of this review, it was determined that no goodwill impairments existed.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets at December 31

	2002			2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$ 304	$ (121)	$ 183	$ 278	$ (87)	$ 191
Patents	156	(66)	90	161	(54)	107
Software	258	(124)	134	291	(188)	103
Trademarks	137	(15)	122	126	(6)	120
Other	107	(23)	84	97	(11)	86
Total	$ 962	$ (349)	$ 613	$ 953	$ (346)	$ 607

The following table provides a summary of acquisitions of intangible assets during the year:

Acquisitions of Intangible Assets in 2002

	Acquisition Cost	Weighted-average Amortization Period
Intangible assets with finite lives:
Licenses and intellectual property	$16	7.6 years
Software	56	5.0 years
Other	4	10.5 years
Total	$76	5.9 years

Amortization expense for other intangible assets (not including software) was $65 for 2002, compared with $48 for 2001 and $29 for 2000. Amortization expense for software, which is included in cost of sales, totaled $30 in 2002, compared with $18 in 2001 and $39 in 2000. Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
2003	$ 84
2004	80
2005	72
2006	67
2007	57

G               SIGNIFICANT NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS

The Company’s investments in related companies accounted for by the equity method (“nonconsolidated affiliates”) were $1,565 at December 31, 2002 and $1,581 at December 31, 2001. These amounts approximate the Company’s proportionate share of the underlying net assets of the companies accounted for by the equity method. Differences between the Company’s investments in nonconsolidated affiliates and its share of the investees’ net assets, exclusive of Dow Corning Corporation (“Dow Corning”) were $203 at December 31, 2002 and $218 at December 31, 2001. Prior to 2002, the differences were amortized over estimated useful lives, which ranged from 5 to 40 years. Amortization ceased effective January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note F).

In May 1995, Dow Corning, in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note J). As a result, the Company fully reserved its investment in Dow Corning and reserved its 50 percent share of equity earnings from that time through the third quarter of 2000. For the first three quarters of 2000, equity earnings totaling $39 were recorded and reserved. It was the Company’s determination during this period of time that the decline in the value of its investment in Dow Corning was other than temporary. Following Judge Denise Page Hood’s November 13, 2000 affirmation of the Bankruptcy Court’s order confirming the Joint Plan of Reorganization, the Company reviewed the value of its investment in Dow Corning, revised its assessment of the recoverability of its investment, and determined that it had adequately provided for the other than temporary decline associated with the bankruptcy.

A difference between the Company’s recorded share of the underlying equity of Dow Corning and the carrying value of this investment has existed since May 1995, when the Company wrote down its investment to zero in response to Dow Corning’s bankruptcy filing. The difference at December 31, 2002 was approximately $237. Dow Corning recognized the financial impact of implementing the approved Joint Plan of Reorganization during 1998 and 1999, including all liabilities and obligations. With the exception of the remote possibility of a future bankruptcy related charge, the Company considers the difference between the carrying value of its investment in Dow Corning and its 50 percent share of Dow Corning’s equity to be permanent.

Dow’s principal nonconsolidated affiliates and the Company’s direct or indirect ownership interest for each at December 31, 2002, 2001 and 2000 are shown below:

Principal Nonconsolidated Affiliates at December 31

	Ownership Interest
	2002	2001	2000
Dow Corning Corporation	50%	50%	50%
DuPont Dow Elastomers L.L.C	50%	50%	50%
EQUATE Petrochemical Company K.S.C.	45%	45%	45%
Gurit-Essex AG	—	—	50%
Nippon Unicar Company Limited	50%	50%	50%
Polimeri Europa S.r.l.	—	—	50%
Siam Styrene Monomer Co., Ltd.	49%	49%	49%
TOTAL Raffinaderij Nederland N.V.	45%	45%	45%
UOP LLC	50%	50%	50%

The Company’s investment in these companies was $1,113 at December 31, 2002 and $1,007 at December 31, 2001, and its equity in their earnings was $142 in 2002, $97 in 2001 and $412 in 2000, after reserving the earnings related to Dow Corning through the third quarter of 2000. All of the nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

On June 1, 2000, BSL became a wholly owned subsidiary of the Company and, beginning on that date, the financial results of BSL are fully consolidated (see Note C). The summarized income statement information for 2000 includes BSL’s sales, gross profit and net income from January 1, 2000 through May 31, 2000.

On January 10, 2001, Gurit-Essex AG became a wholly owned subsidiary of the Company and, beginning on that date, the financial results of Gurit-Essex AG are fully consolidated. In April 2001, in order to satisfy the European Commission’s condition for approval of the Union Carbide merger, the Company divested its 50 percent interest in Polimeri Europa S.r.l. to EniChem S.p.A.  The summarized balance sheet and income statement information below for the principal nonconsolidated affiliates for 2001 and 2002 does not include Gurit-Essex AG or Polimeri Europa S.r.l. (see Note C).

Summarized Balance Sheet Information at December 31

	2002	2001
Current assets	$ 3,557	$ 3,365
Noncurrent assets	6,178	5,849
Total assets	$ 9,735	$ 9,214
Current liabilities	$ 2,148	$ 1,843
Noncurrent liabilities	5,018	4,972
Total liabilities	$ 7,166	$ 6,815

Summarized Income Statement Information

	2002	2001	2000
Sales	$ 5,542	$ 5,291	$ 8,574
Gross profit	1,628	1,378	2,158
Net income	229	109	710

Dividends received from related companies were $93 in 2002, $54 in 2001 and $132 in 2000.

The Company has service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase and lease agreements. Transactions with related companies and balances due to related companies were not material to the consolidated financial statements.

H               FINANCIAL INSTRUMENTS

Investments

The Company’s investments in marketable securities are primarily classified as available-for-sale. Maturities for approximately 26 percent of the debt securities were less than five years at December 31, 2002.

Investing Results

	2002	2001	2000
Proceeds from sales of available-for-sale securities	$ 1,659	$ 2,900	$ 4,231
Gross realized gains	333	410	343
Gross realized losses	(334)	(157)	(163)

Risk Management

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times. The Company uses value at risk and stress tests to monitor risk. Credit risk arising from these contracts is not significant because the counterparties to these contracts are primarily major international financial institutions and, to a lesser extent, major chemical and petroleum companies, and the Company does not anticipate any such losses. The net cash requirements arising from risk management activities are not expected to be material in 2003. The Company reviews its overall financial strategies and impacts from using derivatives in its risk management program with the Board of Directors’ Finance Committee and revises its strategies as market conditions dictate.

The Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. No significant concentration of credit risk existed at December 31, 2002.

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

Foreign Currency Risk Management

The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets and liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2002, the Company had forward contracts and options to buy, sell or exchange foreign currencies. These contracts and options had various expiration dates, primarily in the first quarter of the next year.

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the volatility associated with these forecasted inventory purchases. The Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates in 2003 through 2004.

Fair Value of Financial Instruments at December 31

	2002				2001
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities:
Debt securities	$ 1,035	$ 85	$ (50)	$ 1,070	$ 952	$ 18	$ (12)	$ 958
Equity securities	651	5	(86)	570	630	47	(35)	642
Other	22	6	—	28	5	—	—	5
Total	$ 1,708	$ 96	$ (136)	$ 1,668	$ 1,587	$ 65	$ (47)	$ 1,605
Long-term debt including debt due within one year (1)	$(12,456)	$ 45	$ (417)	$(12,828)	$ (9,674)	$ 7	$ (516)	$(10,183)
Derivatives relating to:
Foreign currency	—	$ 128	$ (510)	$ (382)	—	$ 154	$ (117)	$ 37
Interest rates	—	67	(86)	(19)	—	27	(34)	(7)
Commodities	—	123	(12)	111	—	4	(29)	(25)

(1)          Cost includes fair value adjustments per SFAS No. 133 of $129 in 2002 and $22 in 2001.

Cost approximates fair value for all other financial instruments.

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, and as interpreted by the FASB and the Derivatives Implementation Group through “Statement 133 Implementation Issues.” The adoption of SFAS No. 133 resulted in the Company recording a transition adjustment gain of $32 (net of related income tax of $19) in net income and a net transition adjustment gain of $65 (net of related income tax of $38) in “Accumulated other comprehensive income” (“AOCI”) at January 1, 2001. The short-cut method under SFAS No. 133 is being used when the criteria are met. The Company anticipates volatility in AOCI and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. Derivative assets are included in “Deferred charges and other assets” and derivative liabilities are included in “Accrued and other current liabilities” on the consolidated balance sheets.

At December 31, 2002, the Company had interest rate swaps in a net gain position of $55 designated as fair value hedges of underlying fixed rate debt obligations and a net loss position of $68 designated as cash flow hedges of underlying forecasted interest payments. These hedges had various expiration dates in 2003 through 2022. The mark-to-market effects of both the fair value hedge instruments and the underlying debt obligations were recorded as unrealized gains and losses in interest expense and are directly offsetting to the extent the hedges are effective. The effective portion of the mark-to-market effects of the cash flow hedge instrument is recorded in AOCI until the underlying interest payment affects income. The net loss from interest rate hedges included in AOCI at December 31, 2002 was $51 after tax. The amount to be reclassified from AOCI to interest expense within the next twelve months is expected to be a net loss of $16. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. All existing fair value and cash flow hedges are highly effective. As a result, there was no material impact on income due to hedge ineffectiveness. Net gains recorded in interest expense related to fair value hedge terminations were $11 in 2002 and $3 in 2001. There was no material impact on income due to cash flow hedge terminations in 2002 and 2001.

Commodity swaps and futures contracts with maturities of not more than 36 months are utilized and qualify as cash flow hedges. Current open contracts hedge forecasted transactions until December 2004. The effective portion of the mark-to-market effects of the cash flow hedge instrument is recorded in AOCI until the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at December 31, 2002 was $21 after tax. A net after-tax gain of approximately $15 is expected to be reclassified from AOCI to “Cost of sales” in the consolidated statements of income within the next twelve months. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During 2002 and 2001, there was no material impact on the financial statements due to hedge ineffectiveness.

In addition, the Company utilizes option and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet SFAS No. 133 hedge accounting criteria. At December 31, 2002, the Company had derivative assets of $73 and derivative liabilities of $7 relating to these instruments, with the related mark-to-market effects included in “Cost of sales” in the consolidated statements of income.

At December 31, 2002, a net loss of $146 ($92 after tax) resulting from hedges of the Company’s net investment in foreign operations was included in the cumulative translation adjustment in AOCI. There was no material impact on income due to hedge ineffectiveness. At December 31, 2001, the Company reported a net gain of $112 ($70 after tax) from hedges of the Company’s net investment in foreign operations in AOCI and a net gain of $9 ($6 after tax) from net investment hedge ineffectiveness in income.

The Company also uses other derivative instruments that are not designated as hedging instruments, primarily to manage foreign currency exposure, the impact of which was not material to the consolidated financial statements.

I                    SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities at December 31

	2002	2001
Accrued payroll	$ 124	$ 65
Accrued vacations	176	159
Employee retirement plans	296	123
Interest payable	211	206
Accrued miscellaneous taxes	185	204
Insurance companies’ reserves	337	302
Deferred income	233	317
Other	736	744
Total	$ 2,298	$ 2,120

Sundry Income – Net

	2002	2001	2000
Gain on sales of assets and securities (1)	$53	$378	$206
Foreign exchange gain (loss)	(7)	(24)	37
Other – net	8	40	109
Total	$54	$394	$352

(1)          2002 included a gain of $63 on the sale of Oasis Pipe Line Company.  2001 included a gain of $266 on the sale of stock in Schlumberger Ltd.  2000 included a gain of $98 on the sale of Cochin pipeline system (see Note C) and impairment losses of $77 for the anticipated disposition of businesses related to the Union Carbide merger.

Other Supplementary Information

	2002	2001	2000
Cash payments for interest	$806	$711	$705
Cash payments for income taxes	105	278	730
Provision for doubtful receivables	12	39	24

Sales of Accounts Receivables

Since 1997, the Company has routinely sold, without recourse, a participation in a pool of qualifying trade accounts receivables. According to the agreements of the program, Dow maintains the servicing of these receivables. In 2000, a maximum of $450 in receivables was available for sale in the pool, and as receivables in the pool were collected, new receivables were added. In June 2001, a new agreement for sales of qualifying trade accounts receivables of Union Carbide increased the pool maximum to $750. In June 2002, the pool maximum was revised to $700. The average monthly participation in the pool was $471 in 2002, $432 in 2001 and $155 in 2000. The net cash flow in any given period represents the discount on sales, which is recorded as interest expense. The average monthly discount was approximately $0.7 in 2002, $1.1 in 2001 and $0.7 in 2000.

Earnings (Loss) Per Share Calculations

	2002		2001		2000
Shares in millions	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (Loss) before cumulative effect of changes in accounting principles	$ (405)	$ (405)	$ (417)	$ (417)	$ 1,675	$1,675
Cumulative effect of changes in accounting principles	67	67	32	32	—	—
Net income (loss) available for common stockholders	$ (338)	$ (338)	$ (385)	$ (385)	$ 1,675	$1,675
Weighted-average common shares outstanding	910.5	910.5	901.8	901.8	893.2	893.2
Add back effect of dilutive securities:
Stock options and awards (1)	—	—	—	—	—	10.8
Converted preferred stock	—	—	—	—	—	0.5
Weighted-average common shares for EPS calculations	910.5	910.5	901.8	901.8	893.2	904.5
Earnings (Loss) per common share before cumulative effect of changes in accounting principles	$ (0.44)	$ (0.44)	$ (0.46)	$ (0.46)	$ 1.88	$ 1.85
Earnings (Loss) per common share	$ (0.37)	$ (0.37)	$ (0.43)	$ (0.43)	$ 1.88	$ 1.85

(1)   Due to reported net losses in 2002 and 2001, the effect of stock options and awards of 7.0 million shares in 2002 and 11.2 million shares in 2001 was antidilutive and was therefore excluded from the diluted earnings per share calculation.

J                 COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

Breast Implant Matters

On May 15, 1995, Dow Corning Corporation (“Dow Corning”), in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the Bankruptcy Code to resolve litigation related to Dow Corning’s breast implant and other silicone medical products. As a consequence of that action and prior charges taken by Dow Corning, the Company fully reserved its investment in Dow Corning and reserved its 50 percent share of equity earnings through the third quarter of 2000 (see Note G).

The Company’s financial statement exposure for breast implant product liability claims against Dow Corning is limited to its investment in Dow Corning, which, after fully reserving its investment in Dow Corning and reserving its share of equity earnings through the third quarter of 2000, is not material. As a result, any future charges by Dow Corning related to such claims or as a result of the Chapter 11 proceeding would not have a material adverse impact on the Company’s consolidated financial statements.

The Company is separately named as a defendant in more than 14,000 breast implant product liability cases, of which approximately 4,000 state cases are the subject of summary judgments in favor of the Company. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning’s alleged torts based on the Company’s 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged “direct participation” by the Company or its agents in Dow Corning’s breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.

Judge Sam C. Pointer of the U.S. District Court for the Northern District of Alabama was appointed by the Federal Judicial Panel on Multidistrict Litigation to oversee all of the product liability cases involving silicone breast implants filed in the U.S. federal courts. Initially, in a ruling issued on December 1, 1993, Judge Pointer granted the Company’s motion for summary judgment, finding that there was no basis on which a jury could conclude that the Company was liable for any claimed defects in the breast implants manufactured by Dow Corning. In an interlocutory opinion issued on April  25, 1995, Judge Pointer affirmed his earlier ruling as to plaintiffs’ corporate control claims but vacated that ruling as to plaintiffs’ direct participation claims.

On July 7, 1998, Dow Corning, the Company and Corning Incorporated (“Corning”), on the one hand, and the Tort Claimants’ Committee in Dow Corning’s bankruptcy on the other, agreed on a binding Term Sheet to resolve all tort claims involving Dow Corning’s silicone medical products, including the claims against Corning and the Company (collectively, the “Shareholders”). The agreement set forth in the Term Sheet was memorialized in a Joint Plan of Reorganization (the “Joint Plan”) filed by Dow Corning and the Tort Claimants’ Committee (collectively, the “Proponents”) on November 9, 1998. On February 4, 1999, the Bankruptcy Court approved the disclosure statement describing the Joint Plan. Before the Joint Plan could become effective, however, it was subject to a vote by the claimants, a confirmation hearing and all relevant provisions of the Bankruptcy Code. Voting was completed on May 14, 1999, and the confirmation hearing concluded on July 30, 1999.

On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999, that, in the view of the Proponents and the Shareholders, improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning’s silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. These motions and appeals were heard by U.S. District Court Judge Denise Page Hood on April 12 and 13, 2000, and on November 13, 2000, Judge Hood affirmed the Bankruptcy Court’s November 30, 1999 Order confirming the Joint Plan and reversed, in part, the Bankruptcy Court’s December 21, 1999 Opinion, including that portion of the Opinion the Shareholders had appealed. In turn, various parties in interest appealed Judge Hood’s decision to the United States Court of Appeals for the Sixth Circuit, which heard oral arguments in the matter on October 23, 2001. On January 29, 2002, the Sixth Circuit issued its opinion which, among other things, affirmed Judge Hood’s determination that claims against various entities, including the Shareholders, May be enjoined where “unusual circumstances” exist, and remanded the case to the District Court for certain factual determinations. On December 11, 2002, Judge Hood found that the release and injunction provisions of the Plan were appropriate based on the factual determination that “unusual circumstances” do exist in this case. The effectiveness of the Joint Plan remains subject to any subsequent appellate action. Accordingly, there can be no assurance at this time that the Joint Plan will become effective.

It is the opinion of the Company’s management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company’s management believes that there is no merit to plaintiffs’ claims that the Company is liable for alleged defects in Dow Corning’s silicone products because of the Company’s alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs’ direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company’s financial position or cash flows. Nevertheless, in light of Judge Pointer’s April 25, 1995 ruling, it is possible that a resolution of plaintiffs’ direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company’s results of operations for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

DBCP Matters

Numerous lawsuits have been brought against the Company and other chemical companies, both inside and outside of the United States, alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (“DBCP”) has caused personal injury and property damage, including contamination of groundwater. It is the opinion of the Company’s management that the possibility is remote that the resolution of such lawsuits will have a material adverse impact on the Company’s consolidated financial statements.

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $444 at December 31, 2001, for environmental remediation and restoration costs, including $47 for the remediation of Superfund sites. At December 31, 2002, the Company had accrued obligations of $394 for environmental remediation and restoration costs, including $43 for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company’s consolidated financial statements.

Asbestos-Related Matters of Union Carbide Corporation

Union Carbide Corporation (“Union Carbide”), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages, often in very large amounts. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide’s products.

The rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in both 2001 and 2002, influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future. Union Carbide will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

Typically, Union Carbide is only one of many named defendants, many of which, including Union Carbide and Amchem, were members of the Center for Claims Resolution (“CCR”), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, Union Carbide’s and Amchem’s strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR’s collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. Union Carbide then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

Certain members of Dow’s legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist Union Carbide in responding to asbestos-related matters. In early 2002, Union Carbide hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

At the end of 2001 and through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation (“ARPC”), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem.

Union Carbide provided ARPC with all relevant data regarding asbestos-related claims filed against Union Carbide and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem, because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered Union Carbide’s ability to project future claim volumes and resolution costs, included the following:

•                  Until a series of bankruptcies led to the CCR ceasing operations in early 2001, Union Carbide and Amchem generally settled claims filed against CCR members according to a sharing formula that would not necessarily reflect the cost of resolving those claims had they been separately litigated against Union Carbide or Amchem.

•                  The bankruptcies in the years 2000 to 2002 of other companies facing large asbestos liability were a likely contributing cause of a sharp increase in filings against many defendants, including Union Carbide and Amchem.

•                  It was not until the CCR ceased operating in early 2001 that Union Carbide took direct responsibility for the defense of claims against itself and Amchem.

•                  New defense counsel for Union Carbide and Amchem implemented more aggressive defense strategies in mid-2002.

Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem, if certain assumptions were made. Specifically, ARPC advised Union Carbide that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against Union Carbide and Amchem are unlikely to return to levels below those experienced prior to 2001 - when the recent spike in filings commenced - and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR’s cessation of operations. ARPC advised Union Carbide that, by assuming that future filings were unlikely to exceed the levels experienced prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing Union Carbide and Amchem. ARPC also advised Union Carbide that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

In projecting Union Carbide’s resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by Union Carbide and Amchem and multiplied the number of such claims by the mean values paid by Union Carbide and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating Union Carbide’s cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims.

As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

Although ARPC provided estimates for a longer period of time, based on ARPC’s advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. For pending claims, Union Carbide had an asbestos-related liability of $233 at December 31, 2001.

Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact to Union Carbide of $828, $522 on an after-tax basis, in the fourth quarter of 2002. Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $223 at December 31, 2001. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers.

In addition, Union Carbide had receivables for insurance recoveries for defense and resolution costs of $219 at December 31, 2002 and $35 at December 31, 2001. Defense and resolution costs for Union Carbide’s asbestos-related litigation were $247 in 2002, $53 in 2001 and $53 in 2000. The $247 in 2002 included $92 for defense costs (which included significant costs for the development and implementation of Union Carbide’s new and more aggressive defense strategies) and $63 for bulk settlements with multiple claimants. To date, substantially all of these defense and resolution costs were covered by insurance. Insurance coverage for future asbestos-related defense costs will exist, but to a lesser extent. The pretax impact to Union Carbide for these defense and resolution costs, net of insurance, was $9 in 2002, $9 in 2001 and $4 in 2000, and was reflected in “Cost of sales.”

The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded. Union Carbide expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred by Union Carbide in the future for asbestos-related litigation, net of insurance, will impact Union Carbide’s results of operations in future periods.

Because of the uncertainties described above, Union Carbide’s management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide’s management believes that it is reasonably possible that the cost of disposing of Union Carbide’s asbestos-related claims, including future defense and processing costs, could have a material adverse impact on Union Carbide’s results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

It is the opinion of Dow’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense and processing costs, could have a material adverse impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

Other Litigation Matters

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

Except for the possible effect of Union Carbide’s asbestos-related liability described above and the possible effect on the Company’s net income for breast implant litigation, also described above, it is the opinion of the Company’s management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company’s consolidated financial statements.

Purchase Commitments

The Company has three major agreements for the purchase of ethylene-related products in Canada. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $293 in 2002, $221 in 2001 and $178 in 2000.

At December 31, 2002, the Company had various outstanding commitments for take or pay and throughput agreements, including the purchase agreements referred to above, with terms extending from one to 25 years. In general, such commitments were at prices not in excess of current market prices. The fixed and determinable portion of obligations under these purchase commitments at December 31, 2002 are presented in the following table:

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at
December 31, 2002

2003	$ 556
2004	511
2005	472
2006	408
2007	407
2008 through expiration of contracts	2,041
Total	$ 4,395

In addition to the take or pay obligations at December 31, 2002, the Company had outstanding purchase commitments which ranged from one to 23 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $158. In general, such commitments were at prices not in excess of current market prices. The Company was also committed to lease manufacturing facilities under construction in The Netherlands and a pipeline under construction in Germany (see Note M).

Guarantees

The Company provides a variety of guarantees, as described more fully in the following sections.

Guarantees

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. Such non-performance usually relates to commercial obligations or loans.

Residual Value Guarantees

The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

The following table provides a summary of the aggregate terms, maximum future payments and associated liability reflected in the consolidated balance sheet for each type of guarantee:

Guarantees at December 31, 2002

	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$ 928	—
Residual value guarantees	2017	1,694	—
Total		$ 2,622	—

Warranties

The Company records a liability when certain special-use products are sold with an express warranty for which the customer pays a fee in return for a quality guarantee. The guarantee is usually expressed in a formal surety agreement. Most sureties cover a 15 to 20 year period and Dow is obligated to take out specific insurance to warrant that customers will be paid for any covered loss regardless of whether Dow continues in that line of business. Minor and recurring adjustments for quality defects on products in general are handled through routine procedures and charged against sales revenue upon issuance of a sales credit. Loss experience determines the potential expense associated with the surety agreements. Favorable loss experience could result in a profit to Dow. The Company’s product warranty liability at December 31, 2002 and 2001 was $1.

K               NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes payable consisted primarily of obligations due to banks with a variety of interest rates and maturities.

Notes Payable at December 31

	2002	2001
Commercial paper	—	$ 205
Other notes payable	$ 580	1,004
Total	$ 580	$ 1,209
Year-end average interest rates (1)	6.42%	4.07%

(1)          The increase in 2002 reflects a significant increase in interest rates in Latin America.

Long-Term Debt at December 31

	2002 Average Rate	2002	2001 Average Rate	2001
Promissory notes and debentures:
Final maturity 2002	—	—	6.95%	$348
Final maturity 2003	6.62%	$523	6.62%	523
Final maturity 2004	5.25%	1,010	5.25%	1,000
Final maturity 2005	7.00%	308	7.00%	298
Final maturity 2006	8.63%	197	8.63%	188
Final maturity 2007	5.03%	519	—	—
Final maturity 2008 and thereafter (1)	6.84%	6,192	7.12%	4,756
Foreign bonds:
Final maturity 2003, Euro	5.00%	157	5.00%	133
Final maturity 2006, Japanese yen	0.71%	251	0.71%	228
Other facilities:
U.S. dollar loans – various rates and maturities	3.35%	61	3.80%	65
Foreign currency loans – various rates and maturities	5.01%	121	6.42%	66
Dow ESOP, final maturity 2004	9.42%	29	9.42%	42
Medium-term notes, varying maturities through 2022	6.10%	753	8.60%	292
Foreign medium-term notes, final maturity 2006, Euro	5.00%	633	5.00%	523
Foreign medium-term notes, final maturity 2007, Euro	5.63%	544	—	—
Pollution control/industrial revenue bonds, varying maturities through 2033	3.45%	1,186	3.59%	1,247
Unexpended construction funds	—	(2)	—	—
Capital lease obligations	—	42	—	46
Unamortized debt discount	—	(68)	—	(81)
Long-term debt due within one year	—	(797)	—	(408)
Total	5.50%	$11,659	6.21%	$9,266

(1)          Holders of $250 of debentures due in 2025 May request redemption on June 1, 2005.

Annual Installments on Long-Term Debt for Next Five Years

2003	$797
2004	1,102
2005	598
2006	1,134
2007	1,177

The Company had unused and committed credit facilities at December 31, 2002, with various U.S. and foreign banks totaling $3.1 billion. These credit facilities require the payment of commitment fees. These facilities include a $1.75 billion 364-day revolving credit facility agreement that matures in June 2003, a $1.25 billion 5-year revolving credit facility agreement that matures in June 2004, and a $75 364-day bilateral facility with a major financial institution that matures in June 2003. The Company intends to renew these facilities at their respective maturities. Additional unused and uncommitted credit facilities totaling $857 were available for use by foreign subsidiaries. These facilities are available in support of commercial paper borrowings and working capital requirements.

The Company’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations not to allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation or sell or convey all or substantially all of the Company’s assets. Failure of the Company to comply with any of these covenants could result in a default under the indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

The Company’s primary credit agreements contain covenant and default provisions in addition to the covenants set forth above with respect to the Company’s public debt. Significant other covenants and defaults include:

(a)          the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the primary credit agreements exceeds $500,

(b)         a default if the Company or an applicable subsidiary fails to make any payment on indebtedness of $50 or more when due, or any other default under the applicable agreement permits the acceleration of $200 or more of principal, or results in the acceleration of $100 or more of principal, and

(c)          a default if the Company or any applicable subsidiary fails to discharge or stay within 30 days after the entry of a final judgment of more than $200.

Failure of the Company to comply with any of the covenants could result in a default under the applicable credit agreement which would allow the lenders not to fund future loan requests and to accelerate the due date of the outstanding principal and accrued interest on any outstanding loans.

At December 31, 2002, the Company was in compliance with all of the covenants and default provisions, referred to above.

L                PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company has defined benefit pension plans which cover employees in the United States and a number of other countries. The Company’s funding policy is to contribute annually to those plans where pension laws and economics either require or encourage funding. Plan assets of $9.6 billion consist mainly of equity and fixed income securities of U.S. and foreign issuers, including Company common stock with a value of approximately $269 at December 31, 2002.

The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee’s three highest consecutive years of compensation.

U.S. Plan Assumptions for Pension Plans

	2002	2001
Weighted-average discount rate	6.75%	7.00%
Rate of increase in future compensation levels	5.00%	5.00%
Long-term rate of return on assets	9.25%	9.18%

All other pension plans used assumptions that are consistent with (but not identical to) those of the U.S. plan.

U.S. employees are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, France, Spain and the United Kingdom. Contributions charged to income for defined contribution plans were $49 in 2002, $75 in 2001 and $66 in 2000.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at
December 31

	2002	2001
Projected benefit obligation	$ 11,952	$ 1,579
Accumulated benefit obligation	11,421	1,394
Fair value of plan assets	9,337	849

Other Postretirement Benefits

The Company provides certain health care and life insurance benefits to retired employees. The Company funds most of the cost of these health care and life insurance benefits as incurred.

The U.S. plan covering the parent company is the largest plan. The plan provides health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. For employees hired before January 1, 1993, the plan provides benefits supplemental to Medicare when retirees are eligible for these benefits. The Company and the retiree share the cost of these benefits, with the Company portion increasing as the retiree has increased years of credited service. There is a cap on the Company portion. The Company has the ability to change these benefits at any time.

U.S. Plan Assumptions for Other Postretirement Benefits

	2002	2001
Discount rate	6.75%	7.00%
Weighted-average 5-year projected medical cost trend, remaining constant thereafter	7.05 - 6.62%	7.47 - 6.62%
Long-term rate of return on assets	9.25%	9.50%

All other postretirement benefit plans used assumptions that are consistent with (but not identical to) those of the U.S. parent company plan.

Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2002, by $9 and the net periodic postretirement benefit cost for the year by $1. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2002, by $11 and the net periodic postretirement benefit cost for the year by $1.

Net Periodic Cost for All Significant Plans

	Defined Benefit Pension Plans			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$ 219	$ 206	$ 219	$ 31	$ 31	$ 32
Interest cost	748	708	655	135	133	119
Expected return on plan assets	(1,105)	(1,072)	(986)	(21)	(23)	(24)
Amortization of transition obligation	—	—	(5)	—	—	—
Amortization of prior service cost (credit)	20	23	23	(36)	(40)	(49)
Amortization of unrecognized (gain) loss	(20)	(73)	(54)	11	7	(5)
Special termination/curtailment cost (credit) (1)	(7)	113	—	(13)	106	—
Net periodic cost (credit)	$ (145)	$ (95)	$ (148)	$ 107	$ 214	$ 73

(1)          See Note B regarding a special charge for merger-related expenses and restructuring recorded during 2001.

Change in Projected Benefit Obligation, Plan Assets and Funded Status of All Significant Plans

	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligation	2002	2001	2002	2001
Benefit obligation at beginning of year	$ 11,341	$ 9,985	$ 2,035	$ 1,797
Service cost	219	206	31	31
Interest cost	748	708	135	133
Plan participants’ contributions	8	11	—	—
Amendments	28	31	(8)	(4)
Actuarial changes in assumptions and experience	443	629	61	117
Acquisition/divestiture activity	5	190	2	2
Benefits paid	(745)	(625)	(167)	(145)
Currency impact	76	93	(3)	(2)
Special termination/curtailment cost (credit) (1)	(26)	113	(14)	106
Benefit obligation at end of year	$ 12,097	$ 11,341	$ 2,072	$ 2,035

Change in plan assets
Market value of plan assets at beginning of year	$ 11,424	$ 12,435	$ 266	$ 282
Actual return on plan assets	(1,230)	(611)	(4)	(16)
Employer contributions	112	30	—	1
Plan participants’ contributions	9	11	—	—
Acquisition/divestiture activity	4	158	—	—
Benefits paid	(741)	(599)	—	(1)
Special settlement paid	(17)	—	—	—
Market value of plan assets at end of year	$ 9,561	$ 11,424	$ 262	$ 266

Funded status and net amounts recognized
Plan assets in excess of (less than) benefit obligation	$ (2,536)	$ 83	$ (1,810)	$ (1,769)
Unrecognized net transition obligation	2	5	—	—
Unrecognized prior service cost (credit)	132	123	(33)	(62)
Unrecognized net (gain) loss	2,796	(34)	169	95
Net amounts recognized in the consolidated balance sheets	$ 394	$ 177	$ (1,674)	$ (1,736)

Net amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$ (2,214)	$ (768)	$ (1,674)	$ (1,736)
Prepaid benefit cost	309	818	—	—
Additional minimum liability – intangible asset	124	15	—	—
Accumulated other comprehensive income – pretax	2,175	112	—	—
Net amounts recognized in the consolidated balance sheets	$ 394	$ 177	$ (1,674)	$ (1,736)

(1) See Note B regarding a special charge for merger-related expenses and restructuring recorded during 2001.

M             LEASED PROPERTY AND VARIABLE INTEREST ENTITIES

Leased Property

The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines, and equipment under operating leases. In addition, the Company leases gas turbines at two U.S. locations, aircraft in the United States, ethylene plants in Argentina, Canada, and The Netherlands, and a polyethylene plant in Argentina. At the termination of the leases, the Company has the option to purchase these plants and certain other leased equipment and buildings based on a fair market value determination.

Rental expenses under operating leases, net of sublease rental income, were $447 for 2002, $469 for 2001 and $431 for 2000.

Minimum Operating Lease Commitments at December 31, 2002

2003	$ 260
2004	235
2005	206
2006	150
2007	80
2008 and thereafter	816
Total	$ 1,747

Variable Interest Entities

Dow has operating leases with various special purpose entities. Nine of these entities qualify as variable interest entities (“VIEs”) under FIN No. 46, “Consolidation of Variable Interest Entities.” Based on the current terms of the lease agreements and the residual value guarantees Dow provides to the lessors, the Company expects to be the primary beneficiary of the VIEs. As a result, if the facts and circumstances remain the same, Dow would be required to consolidate the assets and liabilities held by these VIEs in the third quarter of 2003.

Two VIEs, established in 1998 and 1999, are foreign trusts which lease manufacturing facilities to Dow, including ethylene and polyethylene facilities in Argentina valued at $532 at December 31, 2002 and 2001, and an ethylene facility in The Netherlands valued at $356 at December 31, 2002 and $363 at December 31, 2001.

Two VIEs, established in 2001 and 2002, are foreign trusts currently constructing manufacturing facilities that Dow is committed to lease upon completion of construction. The facilities include a polyethylene facility in The Netherlands valued at $190 and an ethylene pipeline in Germany valued at $115.

Four VIEs, established between 1997 and 2001, are U.S. trusts which lease railcars to Dow for use in the United States and Canada. The value of the leased railcars was $418 at December 31, 2002 and $402 at December 31, 2001.

One VIE is a U.S. trust established in 2000 to lease office buildings in Indianapolis, Indiana, valued at $133 at December 31, 2002 and 2001.

The Company has not determined the carrying amount of the assets that will be included in the consolidated balance sheet upon consolidation of the VIEs. Accordingly, the Company has not determined the cumulative effect adjustment that will be required upon adoption of FIN No. 46. The following table provides the approximate amount of debt of the VIEs described above at December 31, 2002 and 2001:

	Lease Maturities	2002	2001
Manufacturing facilities	2006-2017	$ 1,032	$ 917
Railcars	2004-2008	418	402
Real property	2005	133	133
Total		$ 1,583	$ 1,452

Upon termination or expiration of each lease, Dow may return the assets to the lessor, renew the lease, or purchase the assets for an amount based on a fair market value determination. Dow has provided residual value guarantees totaling $1,365 at December 31, 2002 and $1,242 at December 31, 2001, to the various lessors. Given the productive nature of the assets, it is probable they will have continuing value to Dow or another manufacturer in excess of the residual value guarantees.

N               STOCK COMPENSATION PLANS

At December 31, 2002, the Company had stock-based compensation plans, which had been approved by the Board of Directors, under which shares or options could be granted to employees and non-employee directors. The Company measures the compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Given the terms of the Company’s plans, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

The Company’s reported net income (loss) and earnings (loss) per share would have been reduced (increased) had compensation cost for the Company’s stock-based compensation plans been determined using the fair value based method of accounting as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation.” For purposes of estimating the fair value disclosures below, the fair value of each stock option and subscription to purchase shares under the Company’s Employees’ Stock Purchase Plans has been estimated on the grant date with a binomial option-pricing model using the following weighted-average assumptions:

	2002	2001	2000
Dividend yield	4.4%	3.8%	3.3%
Expected volatility	42.75%	46.97%	35.83%
Risk-free interest rate	4.18%	4.72%	6.46%
Expected life of stock option plans	7 years	7 years	7 years
Expected life of stock purchase plans	0.83 years	0.83 years	0.83 years

The effects of using the fair value based method of accounting are indicated in the pro forma amounts below:

	2002	2001	2000
Net income (loss), as reported	$ (338)	$ (385)	$ 1,675
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	89	112	101
Pro forma net income (loss)	$ (427)	$ (497)	$ 1,574
Earnings (Loss) per share:
Basic – as reported	$ (0.37)	$ (0.43)	$ 1.88
Basic – pro forma	(0.47)	(0.55)	1.77
Diluted – as reported	(0.37)	(0.43)	1.85
Diluted – pro forma	(0.47)	(0.55)	1.74

On August 26, 2002, the Company announced it would begin expensing stock options issued to employees in accordance with SFAS No. 123 as of January 1, 2003. The Company expects the after-tax effect of expensing stock options to be approximately $0.02 per share in 2003, growing to approximately $0.06 per share in 2005. These estimates were based on the terms of Dow’s stock option plans and current assumptions for stock option grants and valuation, which may change when stock options are granted in 2003 and in the future.

Employees’ Stock Purchase Plans

In each of the last three years, The Board of Directors authorized Employees’ Stock Purchase Plans. Under these plans, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value was determined using the plan price times the number of shares subscribed to by the employee. The plan price of the stock was set each year at no less than 85 percent of market price. Approximately half of the eligible employees participated in the annual plans during the last three years. See Note U for information regarding a related subsequent event.

Employees’ Stock Purchase Plans

	2002		2001		2000
Shares in thousands	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	4,513	$27.45	3,817	$29.52	3,531	$27.82
Granted	5,047	26.95	5,399	27.45	4,263	29.52
Exercised	(3,406)	27.43	(3,308)	28.99	(3,461)	27.89
Forfeited/Expired	(1,445)	27.38	(1,395)	29.46	(516)	28.68
Outstanding and exercisable at end of year	4,709	$26.95	4,513	$27.45	3,817	$29.52
Fair value of purchase rights granted during the year		$7.73		$13.07		$10.93

*                 Weighted-average per share

Stock Option Plans

Under the 1988 Award and Option Plan, a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. Under the 1994 Non-Employee Directors’ Stock Plan, the Company may grant up to 300,000 options or shares of common stock to non-employee directors. Under the 1994 Executive Performance Plan, the Company may grant up to 300,000 options or shares of common stock to executive officers of the Company. Under all plans, the terms are fixed at the grant date.

At December 31, 2002, there were 11,653,596 shares available for grant under the 1988 Plan; 212,000 shares available for grant under the 1994 Non-Employee Directors’ Stock Plan; and 278,837 shares available for grant under the 1994 Executive Performance Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. Options vest from one to three years. In addition, certain options granted under the 1988 Plan have performance-based vesting provisions. Total compensation expense for stock option plans was $0 in 2002, $(35) in 2001 and $0 in 2000. In 2001, management revised its previous assessment that it was probable that certain contingent performance goals would be achieved prior to the expiration of grants issued in 1998 and 1999, resulting in the reversal of compensation expense of $35 previously recognized in 1999.

The following table summarizes the stock option activity of the 1988 Plan and the former Union Carbide plan, which had terms similar to the 1988 Plan:

Stock Options

	2002		2001		2000
Shares in thousands	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	67,476	$28.30	65,208	$26.90	54,738	$24.67
Granted	8,214	30.43	6,893	33.65	13,459	34.06
Exercised	(4,373)	17.30	(4,172)	16.47	(2,497)	18.63
Forfeited/Expired	(351)	17.30	(453)	16.47	(492)	18.63
Outstanding at end of year	70,966	$29.28	67,476	$28.30	65,208	$26.90
Exercisable at end of year	53,356	$28.91	49,578	$26.24	40,206	$22.87
Fair value of options granted during the year		$10.65		$13.65		$13.23

*                 Weighted-average per share

Stock Options at December 31, 2002

Shares in thousands	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Shares	Remaining Contractual Life*	Exercise Price*	Shares	Exercise Price*
$ 10.00 to $16.00	2,848	0.68 years	$ 12.52	2,848	$ 12.52
16.01 to 24.00	7,776	1.60 years	20.70	7,775	20.70
24.01 to 30.50	25,717	6.52 years	28.04	17,770	26.98
30.51 to 31.00	6,242	5.16 years	30.52	5,403	30.52
31.01 to 32.00	8,698	6.13 years	39.73	7,696	35.71
32.01 to 43.00	19,685	7.46 years	35.53	11,864	35.96
Total $10.00 to $43.00	70,966	5.84 years	$ 30.34	53,356	$ 28.91

*       Weighted-average per share

Under the 1988 Plan and the former Union Carbide Plan, the Company grants deferred stock to certain employees. The grants vest either after a designated period of time, generally two to five years, or when the Company attains specified financial targets. The Company recognizes the expense for deferred stock grants over the vesting period of the grants.

Shares in thousands	2002	2001	2000
Deferred stock compensation expense	$ 16	$ 15	$ 67
Deferred shares outstanding	3,028	3,690	4,350

O              LIMITED PARTNERSHIP

In April 1993, three wholly owned subsidiaries of the Company contributed assets with an aggregate fair value of $977 to Chemtech Royalty Associates L.P. (“Chemtech”), a then newly formed Delaware limited partnership. In 1993, outside investors acquired limited partner interests in Chemtech totaling 20 percent in exchange for $200.

In early 1998, a subsidiary of the Company purchased the limited partner interests of the outside investors in Chemtech for a fair value of $210 in accordance with wind-up provisions in the partnership agreement. The limited partnership was renamed Chemtech II L.P. (“Chemtech II”). In June 1998, the Company contributed assets with an aggregate fair value of $783 (through a wholly owned subsidiary) to Chemtech II and an outside investor acquired a limited partner interest in Chemtech II totaling 20 percent in exchange for $200. In September 2000, the Company contributed additional assets with an aggregate fair value of $18 (through a wholly owned subsidiary) to Chemtech II.

Chemtech II is a separate and distinct legal entity from the Company and its affiliates, and has separate assets, liabilities, business and operations. Chemtech II affords the Company a diversified source of funding through a cost effective minority equity participation. The partnership has a general partner, a wholly owned subsidiary of the Company, which directs business activities and has fiduciary responsibilities to the partnership and its other members.

The outside investor in Chemtech II receives a cumulative annual priority return of $13 on its investment and participates in residual earnings.

Chemtech II will not terminate unless a termination or liquidation event occurs. The outside investor may cause such an event to occur in the year 2003. In addition, the partnership agreement provides for various wind-up provisions wherein subsidiaries of the Company may purchase at any time the limited partner interest of the outside investor. Upon wind-up, liquidation or termination, the partners’ capital accounts will be redeemed at current fair values.

For financial reporting purposes, the assets (other than intercompany loans, which are eliminated), liabilities, results of operations and cash flows of the partnerships and subsidiaries are included in the Company’s consolidated financial statements, and the outside investors’ limited partner interests are reflected as minority interests.

P                PREFERRED SECURITIES OF SUBSIDIARIES

The following transactions were entered into for the purpose of providing diversified sources of funds to the Company.

In July 1999, Tornado Finance V.O.F., a consolidated foreign subsidiary of the Company, issued $500 of preferred securities in the form of preferred partnership units. The units provide a distribution of 7.965 percent, are mandatorily redeemable in 2009, and may be called at any time by the subsidiary. The preferred partnership units have been classified as “Preferred Securities of Subsidiaries” in the consolidated balance sheets. The distributions are included in “Minority interests’ share in income” in the consolidated statements of income.

In September 2001, Hobbes Capital S.A., a consolidated foreign subsidiary of the Company, issued $500 of preferred securities in the form of equity certificates. The certificates provide a floating rate return (which may be reinvested) based on London Interbank Offered Rate (“LIBOR”), and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates have been classified as “Preferred Securities of Subsidiaries” in the consolidated balance sheets. The preferred return is included in “Minority interests’ share in income” in the consolidated statements of income. Reinvested preferred returns are included in “Minority Interest in Subsidiaries” in the consolidated balance sheets.

Q              STOCKHOLDERS’ EQUITY

On May 11, 2000, stockholders approved a measure to increase the number of authorized common shares from 500 million to 1.5 billion and Dow’s Board of Directors approved a three-for-one split of the Company’s common stock. On June 16, 2000, Dow stockholders received two additional shares of stock for each share they owned on the record date of May 23, 2000. All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been restated retroactively for the stock split, unless otherwise noted.

The number of treasury shares issued to employees under option and purchase programs was 8.0 million in 2002, 7.9 million in 2001 and 9.9 million in 2000. The number of treasury shares purchased was 186,653 in 2002,  117,997 in 2001 and 127,771 in 2000.

Gross undistributed earnings of nonconsolidated affiliates included in retained earnings were $250 in 2002, $165 in 2001 and $423 in 2000.

There are no significant restrictions limiting the Company’s ability to pay dividends.

Reserved Treasury Stock at December 31

Shares in millions	2002	2001	2000
Stock option and deferred stock plans	64.0	72.0	78.2
Employees’ stock purchase plans	4.7	4.5	3.8
Total shares reserved	68.7	76.5	82.0

R               EMPLOYEE STOCK OWNERSHIP PLANS AND REDEEMABLE PREFERRED STOCK

The Company has the Dow Employee Stock Ownership Plan (“Dow ESOP”), which is an integral part of The Dow Chemical Company Employees’ Savings Plan, and, prior to December 27, 2001, had the Union Carbide Corporation Employee Stock Ownership Plan (“UCC ESOP”), which was an integral part of the Union Carbide Savings and Investment Program for Employees of Union Carbide Corporation and Participating Subsidiary Companies. On December 27, 2001, the UCC ESOP and the Dow ESOP were merged into one ESOP trust (the “ESOP”) under The Dow Chemical Company Employees’ Savings Plan. A significant majority of full-time employees in the United States are eligible to participate in the ESOP through the allocation of shares of the Company’s common stock (“ESOP shares”). Shares held by the ESOP are treated as outstanding shares in the determination of basic and diluted earnings per share.

In 1989, the Dow ESOP borrowed $138 at a 9.42 percent interest rate with a final maturity in 2004 and used the proceeds to purchase convertible preferred stock from the Company. The preferred stock was convertible into the Company’s common stock (on a pre-split basis) at either:

•                  a conversion rate of 1:1 if the fair market value of the common stock equaled or exceeded $86.125 per share, or

•                  the number of shares of common stock equivalent to $86.125 per share if the fair market value of the common stock was less than $86.125 per share, subject to the conversion conditions of the ESOP.

The preferred stock was redeemable in whole or in part at the Company’s option any time after January 1, 2000, at $86.125 per share plus an amount equal to all accrued and unpaid dividends. The dividend yield on the preferred stock was 7.75 percent of the $86.125 per share redemption value. On February 9, 2000, the Company exercised its option to redeem the preferred stock. On that same date, the trustee of the ESOP elected to convert the preferred stock into common stock at a ratio of 1:1.

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

Dividends on shares held by the ESOP are paid to the ESOP and, together with Company contributions, are used, in part, by the ESOP to make debt service payments on the loans. Shares are released for allocation to participants based on the ratio of the current year’s debt service to the sum of the principal and interest payments over the combined life of the two loans.

Accounting for the plans has followed the principles that were in effect for the respective plans when they were established. Expense associated with the ESOP was $6 in 2002, $5 in 2001 and $16 in 2000. At December 31, 2002, 21.1 million common shares held by the ESOP were outstanding, 15.2 million of which were allocated to participants’ accounts. During 2002, 2.0 million ESOP shares were allocated to participants’ accounts.

Since the conversion of the preferred stock, the Company’s guarantee of the Dow ESOP’s borrowings is reported as “Long-Term Debt” and, combined with the receivable from the UCC ESOP, as “Unearned ESOP shares” in the consolidated balance sheets as a reduction of “Stockholders’ Equity.”

S     INCOME TAXES

Operating loss carryforwards at December 31, 2002 amounted to $4,825 compared with $4,765 at the end of 2001. Of the operating loss carryforwards, $730 is subject to expiration in the years 2003 through 2007. The remaining balances expire in years beyond 2007 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2002 amounted to $834, of which $477 is subject to expiration in the years 2003 through 2007. The remaining tax credit carryforwards expire in years beyond 2007.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $6,056 at December 31, 2002, $5,202 at December 31, 2001 and $4,297 at December 31, 2000. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Company’s valuation allowances of $645 at December 31, 2002 were primarily related to BSL (see Note C) and to foreign tax credits to be used in the United States. BSL’s valuation allowance reduces BSL’s deferred tax asset in recognition of the uncertainty regarding full realization of the tax benefit. BSL’s deferred tax asset is a result of tax net operating losses during the five-year reconstruction period and the excess of the tax basis over the GAAP basis of its fixed assets. The Company also had valuation allowances for operations in Argentina, Brazil, Switzerland and South Africa.

In 2000, Germany enacted a lower corporate income tax rate effective January 1, 2001. This change reduced the value of the deferred tax asset of BSL by $201 and resulted in a $9 decrease in the provision for deferred income tax for the other Dow subsidiaries in Germany.

Domestic and Foreign Components of Income (Loss)

Before Income Taxes and Minority Interests

	2002	2001	2000
Domestic	$(828)	$(1,214)	$861
Foreign	206	601	1,725
Total	$(622)	$(613)	$2,586

Reconciliation to U.S. Statutory Rate

	2002	2001	2000
Taxes at U.S. statutory rate	$(218)	$(215)	$905
Amortization of nondeductible intangibles	—	37	30
Foreign rates other than 35%	101	32	(36)
U.S. tax effect of foreign earnings and dividends	(61)	2	(10)
U.S. business and R&D credits	(143)	(45)	(21)
Other – net	41	(39)	(29)
Total tax provision (credit)	$(280)	$(228)	$839
Effective tax rate	45.0%	37.2%	32.4%

Provision (Credit) for Income Taxes

	2002			2001			2000
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$ (119)	$ (367)	$ (486)	$ (111)	$ (354)	$ (465)	$ 179	$ 158	$ 337
State and local	24	(5)	19	31	(24)	7	23	19	42
Foreign	126	61	187	243	(13)	230	494	(34)	460
Total	$ 31	$ (311)	$ (280)	$ 163	$ (391)	$ (228)	$ 696	$ 143	$ 839

Deferred Tax Balances at December 31

	2002		2001
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$386	$(2,033)	$878	$(2,046)
Tax loss and credit carryforwards	2,421	—	2,171	—
Postretirement benefit obligations	1,558	(321)	728	—
Other accruals and reserves	865	(56)	247	(257)
Inventory	105	(69)	155	(21)
Long-term debt	545	(258)	126	(194)
Investments	265	(1)	372	—
Other – net	163	(64)	22	(128)
Subtotal	$6,308	$(2,802)	$4,699	$(2,646)
Valuation allowance	(645)	—	(295)	—
Total	$5,663	$(2,802)	$4,404	$(2,646)

T     OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Dow is a diversified, worldwide manufacturer and supplier of more than 3,400 products. The Company’s products are used primarily as raw materials in the manufacture of customer products and services. The Company serves the following industries: appliance; automotive; agricultural; building and construction; chemical processing; electronics; furniture; housewares; oil and gas; packaging; paints, coatings and adhesives; personal care; pharmaceutical; processed foods; pulp and paper; textile and carpet; utilities; and water treatment.

Dow conducts its worldwide operations through global businesses, which are aggregated into reportable operating segments based on the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The reportable operating segments are: Performance Plastics, Performance Chemicals, Agricultural Sciences, Plastics, Chemicals, and Hydrocarbons and Energy. The Corporate Profile included in “Item 1. Business” describes the operating segments, how they are aggregated, and the types of products and services from which their revenues are derived.

Unallocated and Other contains the reconciliation between the totals for reportable segments and the Company totals. It also represents the operating segments that do not meet the quantitative threshold for determining reportable segments, research and other expenses related to new business development activities, and other corporate items not allocated to the operating segments. New business development activities include advanced materials for electronics, industrial biotechnology and new developments with a focus on identifying and pursuing emerging commercial and technology opportunities.

Transfers between operating segments are generally valued at cost. Transfers of products to the Agricultural Sciences segment from the other segments, however, are generally valued at market-based prices. The revenues generated by these transfers are immaterial.

Operating Segment Information

	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Chemicals	Hydrocarbons and Energy	Unallocated and Other	Total
2002
Sales to external customers	$7,095	$5,130	$2,717	$6,476	$3,361	$2,435	$395	$27,609
Equity in earnings (losses) of nonconsolidated affiliates	—	—	(5)	18	44	23	(40)	40
Merger-related expenses and restructuring and asbestos-related charge (1)	—	—	5	20	13	44	1,026	1,108
EBIT (2)	612	650	154	151	(78)	96	(1,499)	86
Total assets	7,534	5,467	3,980	6,856	3,751	1,813	10,161	39,562
Investments in nonconsolidated affiliates	264	83	37	743	174	205	59	1,565
Depreciation and amortization	426	360	125	481	327	92	14	1,825
Capital expenditures	485	240	71	171	407	242	7	1,623
2001
Sales to external customers	$7,321	$5,081	$2,612	$6,452	$3,552	$2,511	$546	$28,075
Equity in earnings (losses) of nonconsolidated affiliates	(13)	(2)	(5)	15	45	25	(36)	29
IPR&D and merger-related expenses and restructuring (1)	—	—	69	—	—	—	1,487	1,556
EBIT (2)	643	611	104	125	111	(22)	(1,537)	35
Total assets	7,297	5,283	4,242	6,857	3,527	1,513	6,796	35,515
Investments in nonconsolidated affiliates	316	47	55	625	119	236	183	1,581
Depreciation and amortization	415	342	183	516	286	58	15	1,815
Capital expenditures	381	268	119	218	493	103	5	1,587
2000
Sales to external customers	$7,667	$5,343	$2,346	$7,118	$4,109	$2,626	$589	$29,798
Equity in earnings (losses) of nonconsolidated affiliates	2	20	(9)	239	78	36	(12)	354
IPR&D (1)	6	—	—	—	—	—	—	6
EBIT (2)	1,029	536	212	945	422	136	(175)	3,105
Total assets	6,603	4,805	3,448	7,228	3,796	1,795	8,316	35,991
Investments in nonconsolidated affiliates	394	76	57	661	277	320	311	2,096
Depreciation and amortization	392	359	185	394	276	97	35	1,738
Capital expenditures	323	214	121	427	289	414	20	1,808

(1)  See Note B for a discussion of purchased in-process research and development (“IPR&D”), and merger-related expenses and restructuring.  See Note J for additional information regarding the asbestos-related charge in 2002.

(2)  The reconciliation between “Earnings (Loss) before Interest, Income Taxes and Minority Interests” (“EBIT”) and “Income (Loss) before Income Taxes and Minority Interests” is shown below:

	2002	2001	2000
EBIT	$86	$35	$3,105
Interest income	66	85	146
Interest expense and amortization of debt discount	774	733	665
Income (Loss) before Income Taxes and Minority Interests	$(622)	$(613)	$2,586

The Company ceased amortizing goodwill upon adoption of SFAS No. 142 on January 1, 2002 (see Note A). Total goodwill amortization expense, including equity method goodwill, impacting EBIT in 2001 and 2000 are provided below by operating segment:

	2001	2000
Performance Plastics	$32	$19
Performance Chemicals	28	14
Agricultural Sciences	72	54
Plastics	13	23
Hydrocarbons and Energy	4	4
Unallocated and Other	(8)	—
Total	$141	$114

The Company operates 191 manufacturing sites in 38 countries. The United States is home to 62 of these sites, representing 57 percent of the Company’s long-lived assets. Sales are attributed to geographic areas based on customer location. Long-lived assets are attributed to geographic areas based on asset location.

Geographic Area Information

2002	United States	Europe	Rest of World	Total
Sales to external customers	$11,259	$9,209	$7,141	$27,609
Long-lived assets (1)	7,846	3,430	2,521	13,797
2001
Sales to external customers	$11,995	$8,891	$7,189	$28,075
Long-lived assets	8,032	2,904	2,643	13,579
2000
Sales to external customers	$13,051	$8,742	$8,005	$29,798
Long-lived assets	8,455	2,533	2,723	13,711

(1) At December 31, 2002, long-lived assets located in Germany represented approximately 11 percent of the total; long-lived assets in Canada represented approximately 9 percent of the total.

U     Subsequent Event

On February 13, 2003, the Board of Directors authorized a 10-year Employees’ Stock Purchase Plan, subject to the approval of shareholders at the annual meeting on May 8, 2003. Under the plan, most employees would be eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value would be determined using the plan price times the number of shares subscribed to by the employee. The plan price of the stock would be set annually at no less than 85 percent of market price. See Note N for additional information.

The Dow Chemical Company and Subsidiaries

Quarterly Statistics

In millions, except per share amounts              (Unaudited)

2002	1st	2nd	3rd	4th	Year
Net sales (1)	$6,305	$7,259	$7,084	$6,961	$27,609
Merger-related expenses and restructuring and asbestos-related expenses	13	10	32	1,053	1,108
Earnings (Loss) before interest, income taxes and minority interests	243	539	401	(1,097)	86
Income (Loss) before cumulative effect of changes in accounting principles	38	238	128	(809)	(405)
Cumulative effect of changes in accounting principles	67	—	—	—	67
Net income (loss) available for common stockholders	105	238	128	(809)	(338)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share - basic	0.04	0.26	0.14	(0.89)	(0.44)
Earnings (Loss) per common share - basic	0.12	0.26	0.14	(0.89)	(0.37)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share - diluted	0.04	0.26	0.14	(0.89)	(0.44)
Earnings (Loss) per common share - diluted	0.11	0.26	0.14	(0.89)	(0.37)
Common stock dividends declared per share of Dow common stock	0.335	0.335	0.335	0.335	1.34

Market price range of common stock: (2)
High	37.00	34.59	34.73	32.21	37.00
Low	23.66	29.71	24.80	24.10	23.66

2001	1st	2nd	3rd	4th	Year
Net sales (1)	$7,456	$7,416	$6,775	$6,428	$28,075
Merger-related expenses and restructuring and IPR&D	1,384	24	115	33	1,556
Earnings (Loss) before interest, income taxes and minority interests	(882)	558	253	106	35
Income (Loss) before cumulative effect of change in accounting principle	(717)	280	57	(37)	(417)
Cumulative effect of change in accounting principle	32	—	—	—	32
Net income (loss) available for common stockholders	(685)	280	57	(37)	(385)
Earnings (Loss) before cumulative effect of change in accounting principle per common share - basic	(0.80)	0.31	0.06	(0.04)	(0.46)
Earnings (Loss) per common share – basic	(0.76)	0.31	0.06	(0.04)	(0.43)
Earnings (Loss) before cumulative effect of change in accounting principle per common share – diluted	(0.80)	0.31	0.06	(0.04)	(0.46)
Earnings (Loss) per common share - diluted	(0.76)	0.31	0.06	(0.04)	(0.43)
Common stock dividends declared per share of Dow common stock	0.29	0.335	0.335	0.335	1.295

Market price range of common stock: (2)
High	37.31	39.67	37.00	38.67	39.67
Low	28.80	31.04	25.06	31.55	25.06

(1) Adjusted for reclassification of insurance operations in 2002 (see Note A to the Consolidated Financial Statements).

(2) Composite price as reported by the New York Stock Exchange.

See Notes to the Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 2002 with the Independent Auditors.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 8, 2003, and is incorporated herein by reference. See also the information concerning executive officers of the registrant set forth in Part I under the caption “Executive Officers of the Registrant” in reliance on General Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 8, 2003, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of the common stock as of March 1, 2003, by each Director and all Directors and officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 8, 2003, and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 8, 2003, and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 8, 2003, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no such reportable relationships or related transactions in 2002.

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.          The Company’s 2002 Consolidated Financial Statements and the Independent Auditors’ Reports are included in Item 8 of Part II.

2.          Financial Statement Schedules – The following Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the Independent Auditors’ Consent and Report On Financial Statement Schedule at Exhibit 23(a):

Schedule II	Valuation and Qualifying Accounts	Page 88

Schedules other than the one listed above are omitted due to the absence of conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

3.          Exhibits – See the Exhibit Index on pages 92-94 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K and for exhibits incorporated by reference. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

3(ii)	A copy of the Bylaws of The Dow Chemical Company, as amended on December 17, 2002 and January 10, 2003.	Page 95
10(o)	A copy of the template used for The Dow Chemical Company Key Employee Insurance Program.	Page 107
10(r)	A copy of a severance agreement with Michael D. Parker, former President and Chief Executive Officer.	Page 111
21	Subsidiaries of The Dow Chemical Company.	Page 122
23(a)	Independent Auditors’ Consent and Report On Financial Statement Schedule.	Page 132
23(b)	Independent Auditors’ Consent.	Page 133
23(c)	Analysis, Research & Planning Corporation’s Consent.	Page 134
99(a)	CEO’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Page 135
99(b)	CFO’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Page 136

The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company’s principal executive offices.

(b)  Reports on Form 8-K:

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

On December 13, 2002, the Company filed a Current Report on Form 8-K that included a press release issued on December 13, 2002, announcing the election of William S. Stavropoulos as president and chief executive officer.

On January 30, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on January 30, 2003, announcing the fourth quarter of 2002 earnings for the Company.

On February 13, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on February 13, 2003, announcing the retirement of Michael D. Parker as a director and employee and the election of Keith R. McKennon to Dow’s Board of Directors.

TRADEMARKS

The following trademarks of The Dow Chemical Company appear in this report:

AFFINITY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, BLOX, BIOAQUEOUS, CALIBRE, COMBOTHERM, COVELLE, D.E.H., D.E.N., D.E.R., DERAKANE, DERAKANE MOMENTUM, DOW, DOW XLA, DOWEX, DOWFAX, DOWFLAKE, DOWLEX, DOWPER, DOWTHERM, DRYTECH, ELITE, EMERGE, THE ENHANCER, ENVISION, ETHAFOAM, ETHOCEL, IMMOTUS, INSITE, INSPIRE, INSTILL, INTACTA, INTEGRAL, ISONATE, ISOPLAST, LAMDEX, LIFESPAN, LIQUIDOW, MAGNUM, MAXICHECK, MAXISTAB, METHOCEL, OPTICITE, OPTIM, PAPI, PELADOW, PELLETHANE, PREVAIL, PRIMACOR, PROCITE, PULSE, QUASH, QUESTRA, RETAIN, SAFE-TAINER, Saran, SARANEX, SILK, SPECTRIM, STRANDFOAM, STYROFOAM, STYRON, STYRON A-TECH, SYNERGY, SYNTEGRA, TANKLITE, TRENCHCOAT, TRYCITE, TRYMER, TYRIL, VERSENE, VORACOR, VORALAST, VORALUX, VORANATE, VORANOL, VORANOL VORACTIV, VORASTAR, WEATHERMATE, ZETABON

The following trademarks of Dow AgroSciences LLC appear in this report:

CLINCHER, DITHANE, DURSBAN, FIRSTRATE, FORTRESS, GARLON, GLYPHOMAX, GRANDSTAND, HERCULEX I, LONTREL, LORSBAN, MUSTANG, SENTRICON, SPIDER, STARANE, STINGER, STRONGARM, TELONE, TORDON, TRACER NATURALYTE, TREFLAN, VIKANE

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

FROTH-PAK, GREAT STUFF, INSTA-STIK, TILE BOND

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

SCHEDULE II

The Dow Chemical Company and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31

(In millions)
COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves		Balance at End of Year
2002
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$ 123	$ 42	$ 38	(a)	$ 127
Other investments and noncurrent receivables	317	30	18		329

2001
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$ 103	$ 55	$ 35	(a)	$ 123
Other investments and noncurrent receivables	308	28	19		317

2000
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$ 126	$ 39	$ 62	(a)	$ 103
Other investments and noncurrent receivables	404	11	107		308

	2002	2001	2000
(a) Deductions represent:
Notes and accounts receivable written off	$ 14	$ 18	$ 39
Credits to profit and loss	14	3	19
Miscellaneous other	10	14	4
	$ 38	$ 35	$ 62

The Dow Chemical Company and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2003.

THE DOW CHEMICAL COMPANY

By:	/s/ F. H. Brod
F. H. Brod, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 28th day of February, 2003 by the following persons in the capacities indicated:

/s/ A. A. Allemang	/s/ B. H. Franklin
A. A. Allemang, Director and Executive Vice President	B. H. Franklin, Director

/s/ J. K. Barton	/s/ K. R. McKennon
J. K. Barton, Director	K. R. McKennon, Director

/s/ F. H. Brod	/s/ J. P. Reinhard
F. H. Brod, Vice President and Controller	J. P. Reinhard, Director, Executive Vice President and Chief Financial Officer

/s/ A. J. Carbone	/s/ J. M. Ringler
A. J. Carbone, Director and Vice Chairman of the Board	J. M. Ringler, Director

/s/ J. M. Cook	/s/ H. T. Shapiro
J. M. Cook, Director	H. T. Shapiro, Presiding Director

/s/ J. C. Danforth	/s/ W. S. Stavropoulos
J. C. Danforth, Director	W. S. Stavropoulos, Chairman of the Board, President and Chief Executive Officer

/s/ W. D. Davis	/s/ P. G. Stern
W. D. Davis, Director	P. G. Stern, Director

The Dow Chemical Company and Subsidiaries
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William S. Stavropoulos, Chairman, President and Chief Executive Officer of The Dow Chemical Company, certify that:

1.               I have reviewed this annual report on Form 10-K of The Dow Chemical Company;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ William S. Stavropoulos
William S. Stavropoulos Chairman, President & Chief Executive Officer

The Dow Chemical Company and Subsidiaries

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, J. Pedro Reinhard, Executive Vice President and Chief Financial Officer of The Dow Chemical Company, certify that:

1.               I have reviewed this annual report on Form 10-K of The Dow Chemical Company;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ J. Pedro Reinhard
J. Pedro Reinhard
Executive Vice President & Chief Financial Officer

The Dow Chemical Company and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

2

Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition Sub Inc., incorporated by reference to Annex A to the proxy statement/prospectus included in The Dow Chemical Company’s Registration Statement on Form S-4, File No. 333-88443, filed October 5, 1999.

3(i)

The Restated Certificate of Incorporation of The Dow Chemical Company as filed with the Secretary of State of the State of Delaware on June 1, 2000, incorporated by reference to Exhibit 3(i) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2000.

3(ii)

A copy of the Bylaws of The Dow Chemical Company, as re-adopted in full on February 11, 1999, effective February 10, 1999; as amended February 8, 2001, effective March 1, 2001; July 12, 2001; July 11, 2002; December 17, 2002; and January 10, 2003.

4

Indenture, dated as of April 1, 1992, between The Dow Chemical Company and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to The Dow Chemical Company’s Registration Statement on Form S-3, File No. 333-88617 (the “S-3 Registration Statement”)), as amended by the Supplemental Indenture, dated as of January 1, 1994, between The Dow Chemical Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.2 to the S-3 Registration Statement), as amended by the Second Supplemental Indenture, dated as of October 1, 1999, between The Dow Chemical Company and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4.3 to the S-3 Registration Statement), as amended by the Third Supplemental Indenture, dated as of May 15, 2001, between The Dow Chemical Company and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4.4 to The Dow Chemical Company’s Registration Statement on Form S-4, File No. 333-67368); and all other such indentures that define the rights of holders of long-term debt of The Dow Chemical Company and its consolidated subsidiaries as shall be requested to be furnished to the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

10(a)	The Dow Chemical Company Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

10(b)

The Dow Chemical Company 1979 Award and Option Plan, as amended through May 1983 (included as part of and incorporated by reference to the Prospectus contained in Post-Effective Amendment No. 4 to The Dow Chemical Company’s Registration Statement on Form S-8, File No. 2-64560, filed June 23, 1983), as amended April 12, 1984 (incorporated by reference to Exhibit 10(ff) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1984), as amended April 18, 1985 (incorporated by reference to Exhibit 10(fff) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1985), as amended October 30, 1987 (incorporated by reference to Exhibit 10(j) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1987).

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

10(d)

The Dow Chemical Company Executive Post Retirement Life Insurance Program, incorporated by reference to Exhibit 10(g) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

10(e)	The Dow Chemical Company Dividend Unit Plan, incorporated by reference to Exhibit 10(j) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

EXHIBIT NO.	DESCRIPTION

10(f)

The Dow Chemical Company 1988 Award and Option Plan (included as part of and incorporated by reference to the Prospectus contained in The Dow Chemical Company’s Registration Statement on Form S-8, File No. 33-21748, filed May 16, 1988), as amended during 1991 (incorporated by reference to Exhibit 10(k) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1991), as amended effective as of January 1, 1997 (incorporated by reference to Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 15, 1997); as amended pursuant to shareholder approval granted on May 9, 2002 (incorporated by reference to Agenda Item 3 of the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 9, 2002).

10(g)

The Dow Chemical Company Executive Split Dollar Life Insurance Plan Agreement, as amended effective as of December 19, 1994, incorporated by reference to Exhibit 10(m) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1995.

10(h)

The Dow Chemical Company 1994 Executive Performance Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 12, 1994.

10(i)

The Dow Chemical Company 1994 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1994.

10(j)

A written description of the one-time grant of shares of the common stock of The Dow Chemical Company to new non-employee Directors, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 8, 2003.

10(k)

A written description of the 1998 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998.

10(l)

A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 8, 2003.

10(m)

A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 8, 2003.

10(n)

A resolution adopted by the Board of Directors of The Dow Chemical Company on May 5, 1971, and most recently amended on July 9, 1998, describing the employee compensation program for decelerating Directors, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1998.

10(o)

A copy of the template used for The Dow Chemical Company Key Employee Insurance Program (“KEIP”), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executive Supplemental Retirement Plan and Company-Paid Life Insurance Plan. KEIP is a component of the annual pension benefits listed in and incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 8, 2003.

10(p)

The Dow Chemical Company Elective Deferral Plan as amended and restated as of January 1, 2001, incorporated by reference to Exhibit 10(r) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2000.

EXHIBIT NO.	DESCRIPTION

10(q)

An employment agreement with Richard L. Manetta, Dow Corporate Vice President and General Counsel, incorporated by reference to Exhibit 10(q) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2001.

10(r)	A copy of a severance agreement with Michael D. Parker, former President and Chief Executive Officer.

21	Subsidiaries of The Dow Chemical Company.

23(a)	Independent Auditors’ Consent and Report On Financial Statement Schedule.

23(b)	Independent Auditors’ Consent.

23(c)	Analysis, Research & Planning Corporation’s Consent.

99(a)	CEO’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	CFO’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.