Form 10-Q
period 2003-03-31
DOW CHEMICAL CO /DE/
filed 2003-04-30
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003

Commission file number 1-3433

THE DOW CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1285128 (I.R.S. Employer Identification No.)
2030 DOW CENTER, MIDLAND, MICHIGAN 48674 (Address of principal executive offices) (Zip Code)
989-636-1000 (Registrant's telephone number, including area code)
Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Class	Outstanding at March 31, 2003
Common Stock, par value $2.50 per share	915,543,760 shares

The Dow Chemical Company
Table of Contents

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	March 31, 2003	March 31, 2002
Net Sales	$8,081	$6,305

Cost of sales	7,163	5,355
Research and development expenses	237	250
Selling, general and administrative expenses	355	391
Amortization of intangibles	15	14
Merger-related expenses and restructuring	—	13
Equity in earnings (losses) of nonconsolidated affiliates	39	(26)
Sundry income (expense)—net	(6)	(13)
Interest income	20	16
Interest expense and amortization of debt discount	215	189

Income before Income Taxes and Minority Interests	149	70

Provision for income taxes	47	24
Minority interests' share in income	17	8

Income before Cumulative Effect of Changes in Accounting Principles	85	38

Cumulative effect of changes in accounting principles	(9)	67

Net Income Available for Common Stockholders	$76	$105

Share Data
Earnings before cumulative effect of changes in accounting principles per common share—basic	$0.09	$0.04
Earnings per common share—basic	$0.08	$0.12
Earnings before cumulative effect of changes in accounting principles per common share—diluted	$0.09	$0.04
Earnings per common share—diluted	$0.08	$0.11
Common stock dividends declared per share of common stock	$0.335	$0.335
Weighted-average common shares outstanding—basic	914.6	907.3
Weighted-average common shares outstanding—diluted	917.7	915.1

Depreciation	$433	$388

Capital Expenditures	$223	$297

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2003	Dec. 31, 2002
Assets
Current Assets
Cash and cash equivalents	$1,931	$1,484
Marketable securities and interest-bearing deposits	105	89
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2003: $125; 2002: $127)	3,051	3,116
Other	2,225	2,369
Inventories	4,229	4,208
Deferred income tax assets—current	154	109

Total current assets	11,695	11,375

Investments
Investment in nonconsolidated affiliates	1,596	1,565
Other investments	1,698	1,689
Noncurrent receivables	565	577

Total investments	3,859	3,831

Property
Property	38,447	37,934
Less accumulated depreciation	24,781	24,137

Net property	13,666	13,797

Other Assets
Goodwill	3,225	3,189
Other intangible assets (net of accumulated amortization—2003: $362; 2002: $349)	595	613
Deferred income tax assets—noncurrent	3,830	3,776
Asbestos-related insurance receivables—noncurrent	1,415	1,489
Deferred charges and other assets	1,602	1,492

Total other assets	10,667	10,559

Total Assets	$39,887	$39,562

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$777	$580
Long-term debt due within one year	614	797
Accounts payable:
Trade	2,898	2,834
Other	1,769	1,789
Income taxes payable	189	202
Deferred income tax liabilities—current	68	30
Dividends payable	309	326
Accrued and other current liabilities	2,427	2,298

Total current liabilities	9,051	8,856

Long-Term Debt	12,045	11,659

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,020	994
Pension and other postretirement benefits—noncurrent	3,773	3,775
Asbestos-related liabilities—noncurrent	1,998	2,072
Other noncurrent obligations	3,121	3,214

Total other noncurrent liabilities	9,912	10,055

Minority Interest in Subsidiaries	340	366

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	—	—
Unearned ESOP shares	(59)	(61)
Retained earnings	9,268	9,520
Accumulated other comprehensive loss	(2,018)	(2,097)
Treasury stock at cost	(2,105)	(2,189)

Net stockholders' equity	7,539	7,626

Total Liabilities and Stockholders' Equity	$39,887	$39,562

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

		Three Months Ended
In millions (Unaudited)		March 31, 2003	March 31, 2002
Operating Activities	Income before cumulative effect of changes in accounting principles	$85	$38
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	470	416
	Credit for deferred income tax	(36)	(67)
	Earnings/losses of nonconsolidated affiliates less than dividends received	15	58
	Minority interests' share in income	17	8
	Net loss on sales of property and businesses	7	—
	Other net gain	(39)	(31)
	Tax benefit—nonqualified stock option exercises	7	11
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	(116)	(365)
	Inventories	(24)	134
	Accounts payable	131	(129)
	Other assets and liabilities	309	76

	Cash provided by operating activities	826	149

Investing Activities	Capital expenditures	(223)	(297)
	Proceeds from sales of property and businesses	14	3
	Investments in consolidated companies	(65)	—
	Investments in nonconsolidated affiliates	(29)	(8)
	Purchases of investments	(408)	(606)
	Proceeds from sales and maturities of investments	374	555

	Cash used in investing activities	(337)	(353)

Financing Activities	Changes in short-term notes payable	131	532
	Payments on long-term debt	(156)	(14)
	Proceeds from issuance of long-term debt	280	11
	Purchases of treasury stock	(3)	(3)
	Proceeds from sales of common stock	28	33
	Distributions to minority interests	(27)	(33)
	Dividends paid to stockholders	(306)	(303)

	Cash provided by (used in) financing activities	(53)	223

Effect of Exchange Rate Changes on Cash		11	(5)

Summary	Increase in cash and cash equivalents	447	14
	Cash and cash equivalents at beginning of year	1,484	220

	Cash and cash equivalents at end of period	$1,931	$234

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	March 31, 2003	March 31, 2002
Net Income Available for Common Stockholders	$76	$105

Other Comprehensive Income (Loss), Net of Tax
Net unrealized losses on investments	(7)	(7)
Translation adjustments	105	(33)
Minimum pension liability adjustments	(3)	—
Net gains (losses) on cash flow hedging derivative instruments	(16)	20

Total other comprehensive income (loss)	79	(20)

Comprehensive Income	$155	$85

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

(Unaudited)

Note A—Consolidated Financial Statements

        The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Except as otherwise indicated by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

Note B—Accounting Changes

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which replaced Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Under SFAS No. 141, all business combinations initiated after June 30, 2001 are accounted for using the purchase method. As required by SFAS No. 141, negative goodwill of $89 million associated with the acquisition of Buna Sow Leuna Olefinverbund ("BSL") in 1997 was written off and included in "Cumulative effect of changes in accounting principles" in the first quarter of 2002. The application of SFAS No. 141 did not result in the reclassification of any amounts previously recorded as goodwill or other intangible assets.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which replaced APB Opinion No. 17, "Intangible Assets," and established new accounting and reporting requirements for goodwill and other intangible assets, effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill and intangible assets deemed to have indefinite useful lives are not amortized, but are subject to impairment testing. Impairment testing was required at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), Dow plans to perform impairment tests during the fourth quarter of each year, in conjunction with the Company's annual budgeting process. Effective January 1, 2002, Dow ceased all amortization of goodwill, which is its only intangible asset with an indefinite useful life, and tested recorded goodwill for impairment by comparing the fair value of each reporting unit, determined using a discounted cash flow method, with its carrying value.

        As a result of the Company's impairment testing, goodwill impairment losses totaling $22 million were recorded in the first quarter of 2002 and included in "Cumulative effect of changes in accounting principles." Summaries of the impairment losses are as follows:

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

        As required by SFAS No. 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and determined them to be appropriate. See Note E for disclosures related to goodwill and other intangible assets.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 on January 1, 2003 resulted in the recognition of an asset retirement obligation of $34 million and a charge of $9 million (net of tax of $5 million), which was included in "Cumulative effect of changes in accounting principles." See Note H for disclosures related to asset retirement obligations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement, which was effective for exit or disposal activities initiated after December 31, 2002, will change the measurement and timing of costs associated with exit and disposal activities undertaken by the Company in the future.

        In the first quarter of 2003, Dow adopted the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for new grants of equity instruments (which include stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan) to employees. Dow expects the incremental after-tax expense associated with awards of stock options to be approximately $0.02 per share in 2003, growing to approximately $0.06 per share in 2005. These estimates were based on the terms of Dow's stock option plans and current assumptions for stock option grants and valuation, which may change when stock options are granted in the future. See Note I for disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's disclosures related to guarantees can be found in Note F.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. See Note G for disclosures regarding the Company's VIEs, and the expected impact of adoption in the third quarter of 2003.

Note C—Merger-Related Expenses and Restructuring

Merger-Related Expenses and Restructuring

        On February 6, 2001, the merger of Union Carbide Corporation with a subsidiary of The Dow Chemical Company was completed, and Union Carbide became a wholly owned subsidiary of Dow. Following the completion of the Union Carbide merger, Dow's management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger. These decisions resulted in a pretax special charge in the first quarter of 2001 of $1.4 billion. The planned merger-related program was substantially completed in the third quarter of 2002. Complete disclosures relative to the program and the activity in the merger-related special charge reserve can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In conjunction with this program, one-time merger and integration costs of $13 million, exclusively related to the merger, were recorded in the first quarter of 2002.

        During the fourth quarter of 2002, an additional charge of $34 million was recorded for merger-related severance. Under this revised severance program, $62 million was paid to 746 former employees in the first quarter of 2003.

        Additional reductions in headcount may continue as the Company continues its restructuring efforts. The Company will account for future workforce reductions as they occur.

Other Restructuring

        In late 2002, immediately following the appointment of a new President and CEO, management began a series of studies to determine potential actions relative to under-performing assets and employment levels. Prior to the end of the 2002, certain studies were completed and management made decisions relative to certain assets. The economic effects of these decisions resulted in a pretax charge in the fourth quarter of 2002 of $168 million, which included $37 million for severance for 624 employees (included in Unallocated and Other for segment reporting purposes). The charge for severance was based on severance plans communicated to employees. In the first quarter of 2003, severance of $10 million was paid to approximately 175 former employees, leaving an accrual balance of $27 million to be paid to approximately 460 employees. The program is expected to be completed by the third quarter of 2003.

        In the first quarter of 2003, additional studies regarding non-strategic and under-performing assets were completed and management made decisions relative to certain assets. These decisions resulted in the write-down of the net book value of several manufacturing facilities totaling $37 million (the largest of which was $16 million associated with the impairment and shutdown of Union Carbide's Seadrift, Texas, ethylene cracker by year-end 2003), the impairment of Union Carbide's chemical transport vessel (to be sold in the second quarter of 2003) of $11 million, and the write-off of cancelled capital projects totaling $12 million.

Note D—Inventories

        The following table provides a breakdown of inventories at March 31, 2003 and December 31, 2002:

Inventories In millions	March 31, 2003	Dec. 31, 2002
Finished goods	$2,502	$2,523
Work in process	859	843
Raw materials	465	452
Supplies	403	390

Total inventories	$4,229	$4,208

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $520 million at March 31, 2003 and $209 million at December 31, 2002.

Note E—Goodwill and Other Intangible Assets

        The following table shows changes in the carrying amount of goodwill for the three months ended March 31, 2003, by operating segment:

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at December 31, 2002	$904	$785	$1,320	$117	$63	$3,189

Increase related to acquisitions:
Remaining 20% interest in INCA International SPA	—	—	—	25	—	25
Remaining 26.7% interest in Union Carbide do Brasil S.A.	—	—	—	11	—	11

Total increase related to acquisitions	—	—	—	36	—	36

Goodwill at March 31, 2003	$904	$785	$1,320	$153	$63	$3,225

        The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets

	At March 31, 2003			At December 31, 2002
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$302	$(124)	$178	$304	$(121)	$183
Patents	155	(69)	86	156	(66)	90
Software	256	(128)	128	258	(124)	134
Trademarks	137	(16)	121	137	(15)	122
Other	107	(25)	82	107	(23)	84

Total	$957	$(362)	$595	$962	$(349)	$613

        The following table provides a summary of acquisitions of intangible assets during the quarter ended March 31, 2003:

Acquisitions of Intangible Assets in 2003
In millions	Acquisition Cost	Weighted-average Amortization Period
Intangible assets with finite lives:
Licenses and intellectual property	$2	10.8 years
Software	4	5.0 years

Total	$6	6.4 years

        Amortization expense for other intangible assets (not including software) was $15 million in the first quarter of 2003, compared with $14 million in the same period last year. Amortization expense for software, which is included in cost of sales, totaled $6 million in the first quarter, compared with $5 million last year. Total estimated amortization expense for 2003 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2003	$84
2004	80
2005	72
2006	67
2007	57
2008	48

Note F—Commitments and Contingent Liabilities

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

        On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999, that, in the view of the Proponents and the Shareholders, improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning's silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. These motions and appeals were heard by U.S. District Court Judge Denise Page Hood on April 12 and 13, 2000, and on November 13, 2000, Judge Hood affirmed the Bankruptcy Court's November 30, 1999 Order confirming the Joint Plan and reversed, in part, the Bankruptcy Court's December 21, 1999 Opinion, including that portion of the Opinion the Shareholders had appealed. In turn, various parties in interest appealed Judge Hood's decision to the United States Court of Appeals for the Sixth Circuit, which heard oral arguments in the matter on October 23, 2001. On January 29, 2002, the Sixth Circuit issued its opinion which, among other things, affirmed Judge Hood's determination that claims against various entities, including the Shareholders, may be enjoined where "unusual circumstances" exist, and remanded the case to the District Court for certain factual determinations. On December 11, 2002, Judge Hood found that the release and injunction provisions of the Plan were appropriate based on the factual determination that "unusual circumstances" do exist in this case. The effectiveness of the Joint Plan remains subject to any subsequent appellate action. Accordingly, there can be no assurance at this time that the Joint Plan will become effective.

        It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products, and the Company intends to contest those claims vigorously. Management believes that the possibility is remote that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, would have a material adverse impact on the Company's financial position or cash flows. Nevertheless, in light of Judge Pointer's April 25, 1995 ruling, it is possible that a resolution of plaintiffs' direct participation claims, including the vigorous defense against those claims, could have a material adverse impact on the Company's results of operations for a particular period, although it is impossible at this time to estimate the range or amount of any such impact.

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

Environmental Matters

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $394 million at December 31, 2002, for environmental remediation and restoration costs, including $43 million for the remediation of Superfund sites. At March 31, 2003, the Company had accrued obligations of $392 million for environmental remediation and restoration costs, including $40 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

Asbestos-Related Matters of Union Carbide Corporation

        Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages, often in very large amounts. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide's premises, and Union Carbide's responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide's products.

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

        Typically, Union Carbide is only one of many named defendants, many of which, including Union Carbide and Amchem, were members of the Center for Claims Resolution ("CCR"), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, Union Carbide's and Amchem's strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR's collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. Union Carbide then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

        Certain members of Dow's legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist Union Carbide in responding to asbestos-related matters. In early 2002, Union Carbide hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

        At the end of 2001 and through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem.

        Union Carbide provided ARPC with all relevant data regarding asbestos-related claims filed against Union Carbide and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem, because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered Union Carbide's ability to project future claim volumes and resolution costs, included the following:

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

        Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem, if certain assumptions were made. Specifically, ARPC advised Union Carbide that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against Union Carbide and Amchem are unlikely to return to levels below those experienced prior to 2001—when the recent spike in filings commenced—and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR's cessation of operations. ARPC advised Union Carbide that, by assuming that future filings were unlikely to exceed the levels experienced prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing Union Carbide and Amchem. ARPC also advised Union Carbide that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

        In projecting Union Carbide's resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by Union Carbide and Amchem and multiplied the number of such claims by the mean values paid by Union Carbide and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating Union Carbide's cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims.

        As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At March 31, 2003, Union Carbide's asbestos-related liability for pending and future claims was $2.1 billion.

        Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At March 31, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.3 billion. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, Union Carbide had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $249 million at March 31, 2003.

        The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded. Union Carbide expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred by Union Carbide in the future for asbestos-related litigation, net of insurance, will impact Union Carbide's results of operations in future periods.

        Because of the uncertainties described above, Union Carbide's management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide's management believes that it is reasonably possible that the cost of disposing of Union Carbide's asbestos-related claims, including future defense and processing costs, could have a material adverse impact on Union Carbide's results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

        It is the opinion of Dow's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense and processing costs, could have a material adverse impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

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

        Except for the possible effect of Union Carbide's asbestos-related liability described above and the possible effect on the Company's net income for breast implant litigation, also described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.

Purchase Commitments

        The Company has three major agreements for the purchase of ethylene-related products in Canada. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $293 million in 2002, $221 million in 2001 and $178 million in 2000.

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

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2002 In millions
2003	$556
2004	511
2005	472
2006	408
2007	407
2008 through expiration of contracts	2,041

Total	$4,395

        In addition to the take or pay obligations at December 31, 2002, the Company had outstanding purchase commitments which ranged from one to 23 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $158 million. In general, such commitments were at prices not in excess of current market prices. At December 31,

2002, the Company was also committed to lease manufacturing facilities under construction in The Netherlands and a pipeline under construction in Germany. At March 31, 2003, the Company was also committed to lease manufacturing facilities under construction in Germany.

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

        The following tables provide a summary of the aggregate terms, maximum future payments and associated liability reflected in the consolidated balance sheet for each type of guarantee:

Guarantees at March 31, 2003 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2012	$937	—
Residual value guarantees	2017	1,749	—

Total		$2,686	—

Guarantees at December 31, 2002 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$928	—
Residual value guarantees	2017	1,694	—

Total		$2,622	—

Note G—Variable Interest Entities

        Dow has operating leases with various special purpose entities. Nine of these entities qualify as variable interest entities ("VIEs") under FIN No. 46, "Consolidation of Variable Interest Entities." Based on the current terms of the lease agreements and the residual value guarantees Dow provides to the lessors, the Company expects to be the primary beneficiary of the VIEs. As a result, if the facts and circumstances remain the same, Dow will be required to consolidate the assets and liabilities held by these VIEs in the third quarter of 2003.

        Two VIEs, established in 1998 and 1999, are foreign trusts which lease manufacturing facilities to Dow, including ethylene and polyethylene facilities in Argentina valued at $532 million at March 31, 2003 and December 31, 2002, and an ethylene facility in The Netherlands valued at $356 million at March 31, 2003 and December 31, 2002.

        Two VIEs, established in 2001 and 2002, are foreign trusts currently constructing manufacturing facilities that Dow is committed to lease upon completion of construction. The facilities include a polyethylene facility in The Netherlands valued at $190 million and an ethylene pipeline in Germany valued at $115 million at March 31, 2003 and December 31, 2002.

        Four VIEs, established between 1997 and 2001, are U.S. trusts which lease railcars to Dow for use in the United States and Canada. The value of the leased railcars was $418 million at March 31, 2003 and December 31, 2002.

        One VIE is a U.S. trust established in 2000 to lease office buildings in Indianapolis, Indiana, valued at $133 million at March 31, 2003 and December 31, 2002.

        The Company has not determined the carrying amount of the assets that will be included in the consolidated balance sheet upon consolidation of the VIEs. Accordingly, the Company has not determined the cumulative effect adjustment that will be required upon adoption of FIN No. 46. The following table provides the approximate amount of debt of the VIEs described above at March 31, 2003 and December 31, 2002:

In millions	Lease Maturities	March 31, 2003	Dec. 31, 2002
Manufacturing facilities	2006-2017	$1,079	$1,032
Railcars	2004-2008	418	418
Real property	2005	133	133

Total		$1,630	$1,583

        Upon termination or expiration of each lease, Dow may return the assets to the lessor, renew the lease, or purchase the assets for an amount based on a fair market value determination. Dow had provided residual value guarantees totaling $1,407 million at March 31, 2003 and $1,365 million at December 31, 2002, to the various lessors. Given the productive nature of the assets, it is probable they will have continuing value to Dow or another company in excess of the residual value guarantees.

Note H—Asset Retirement Obligations

        In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company has recognized asset retirement obligations related to demolition and remediation activities at manufacturing sites in the United States, Germany, France and The Netherlands. In addition, the Company has recognized obligations related to capping activities at landfill sites in the United States, Canada and Brazil. The aggregate carrying amount of asset retirement obligations recognized by the Company at March 31, 2003 was $34 million. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

        If the asset retirement obligation measurement and recognition provisions of SFAS No. 143 had been in effect on January 1, 2002, the aggregate carrying amount of those obligations on that date would have been $32 million. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143 had been in effect during 2001 and 2002, the impact on "Income before Cumulative Effect of Changes in Accounting Principles" and "Net Income Available for Common Stockholders" each year would have been immaterial. Further, the impact on earnings per common share (both basic and diluted) would have been less than $0.01 per share each year.

Note I—Stock-Based Compensation

        Prior to 2003, the Company accounted for its stock-based compensation plans (which include stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan ("ESPP")) using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Given the terms of the Company's plans, no compensation cost was recognized for its stock option plans or the ESPP in prior periods.

        Effective January 1, 2003, the Company began expensing stock-based compensation newly issued in 2003 to employees in accordance with the fair value based method of accounting set forth in SFAS

No. 123, "Accounting for Stock-Based Compensation." The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. The Company estimates the fair value of stock options and subscriptions to purchase shares under the ESPP using a binomial option-pricing model. The weighted-average assumptions used to calculate total stock-based compensation expense for the first quarter of 2003 and the pro forma results provided below for the first quarter of 2002 were as follows:

	Three Months Ended
In millions	March 31, 2003	March 31, 2002
Dividend yield	4.89%	4.4%
Expected volatility	42.20%	42.77%
Risk-free interest rate	2.96%	4.18%
Expected life of stock option plans	5 years	7 years
Expected life of stock purchase plan	0.83 years	0.83 years

        The following table provides pro forma results as if the fair value based method had been applied to all outstanding and unvested awards, including stock options, deferred stock grants, and subscriptions to purchase shares under the ESPP, in each period:

	Three Months Ended
In millions	March 31, 2003	March 31, 2002
Net income, as reported	$76	$105
Add: Stock-based compensation expense included in reported net income, net of tax	3	4
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(19)	(32)

Pro forma net income	$60	$77

Earnings per share:
Basic—as reported	$0.08	$0.12
Basic—pro forma	0.07	0.09
Diluted—as reported	0.08	0.11
Diluted—pro forma	0.07	0.08

Note J—Operating Segments and Geographic Areas

	Three Months Ended
In millions	March 31, 2003	March 31, 2002
Operating segment sales
Performance Plastics	$1,847	$1,719
Performance Chemicals	1,371	1,259
Agricultural Sciences	768	645
Plastics	1,974	1,428
Chemicals	1,049	685
Hydrocarbons and Energy	959	485
Unallocated and Other	113	84

Total	$8,081	$6,305

Operating segment EBIT(1)
Performance Plastics	$136	$247
Performance Chemicals	122	198
Agricultural Sciences	130	26
Plastics	137	(62)
Chemicals	34	(53)
Hydrocarbons and Energy	(21)	31
Unallocated and Other	(194)	(144)

Total	$344	$243

Geographic area sales
United States	$3,103	$2,599
Europe	2,997	2,155
Rest of World	1,981	1,551

Total	$8,081	$6,305

(1)
The Company uses "Earnings before Interest, Income Taxes and Minority Interests ("EBIT")" as its measure of profit/loss for segment reporting purposes. The reconciliation between EBIT and "Income before Income Taxes and Minority Interests" is shown below:

	Three Months Ended
In millions	March 31, 2003	March 31, 2002
EBIT	$344	$243
Interest income	20	16
Interest expense and amortization of debt discount	215	189

Income before Income Taxes and Minority Interests	$149	$70

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

RESULTS OF OPERATIONS

Selected data for the three months ended March 31, 2003 and 2002:

	Three Months Ended
In millions, except per share amounts	March 31, 2003	March 31, 2002
Sales	$8,081	$6,305
Cost of sales	7,163	5,355
% of sales	89%	85%
Research and development, and selling, general and administrative expenses	592	641
% of sales	7%	10%
Earnings before Interest, Income Taxes and Minority Interests ("EBIT")(1)	344	243
% of sales	4%	4%
Effective tax rate	31.5%	34.3%
Net income available for common stockholders	$76	$105
Earnings per common share—basic	$0.08	$0.12
Earnings per common share—diluted	$0.08	$0.11
Operating rate percentage	79%	76%

(1)
Dow uses "Earnings before Interest, Income Taxes and Minority Interests ("EBIT")" to measure the financial performance of its global business units and for reporting the results of its operating segments. This measure includes all operating items relating to the businesses. It excludes items that principally apply to the Company as a whole. EBIT for the total Company measures the aggregate performance of the business units. Dow believes EBIT is useful to help investors assess the results of Dow's business operations.

        The reconciliation between EBIT and "Income before Income Taxes and Minority Interests" is shown below:

	Three Months Ended
In millions	March 31, 2003	March 31, 2002
EBIT	$344	$243
Interest income	20	16
Interest expense and amortization of debt discount	215	189

Income before Income Taxes and Minority Interests	$149	$70

        Net sales for the first quarter of 2003 were $8.1 billion, up 28 percent from $6.3 billion in the first quarter of last year. Prices improved 21 percent, driven by unprecedented increases in feedstock and energy costs, while volume grew 7 percent (see Sales Volume and Price table on page 27). Compared with last year, prices were up significantly in all geographic areas and almost all businesses. The strongest gains were reported in Europe, where the impact of currency accounted for roughly half of the gain, and in the basic businesses. Volume, up in all geographic areas, improved significantly in Agricultural Sciences, Hydrocarbons and Energy, and Chemicals. Volume also improved from the first quarter of last year in Performance Chemicals, but was flat in Plastics and down slightly in Performance Plastics.

        Operating expenses (research and development, and selling, general and administrative expenses) were $592 million in the first quarter of 2003, down $49 million, or 8 percent, from $641 million last year. Expenses declined from last year as the Company continued its cost control efforts and as spending for growth initiatives was focused on those opportunities with the greatest potential for value creation.

        Net income for the first quarter of 2003 was $76 million or $0.08 per share, compared with $105 million or $0.11 per share for the first quarter of 2002. Net income for the first quarter of 2003 was reduced by an after-tax charge of $9 million related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" (reflected in "Cumulative effect of changes in accounting principles"). Net income for the first quarter of 2002 was impacted by three unusual items: additional pretax expenses of $13 million related to the Union Carbide merger, pretax goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates (reflected in "Equity in earnings of nonconsolidated affiliates" in Unallocated and Other), and a net after-tax gain of $67 million related to the adoption of two new accounting standards (SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets"). Income before cumulative effect of changes in accounting principles was $85 million in the first quarter of 2003, up $47 million from $38 million in the same period last year. Despite an increase in feedstock and energy costs of $1.2 billion, the negative impact of currency on cost, and several asset impairments totaling approximately $60 million, net income (before changes in accounting principles) improved from last year due to higher selling prices, volume growth, continued cost control efforts and improved earnings from the Company's joint ventures.

        The following table shows the impact of the unusual items recorded in the three-month periods ended March 31, 2003 and 2002:

	EBIT		Net Income
	Three Months Ended		Three Months Ended
In millions	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Unusual items:
Merger-related expenses and restructuring	—	$(13)	—	$(8)
Goodwill impairment losses in nonconsolidated affiliates	—	(16)	—	(16)
Cumulative effect of changes in accounting principles	—	—	$(9)	67

Total unusual items	—	$(29)	$(9)	$43

PERFORMANCE PLASTICS

        Performance Plastics sales were $1,847 million for the first quarter of 2003, up 7 percent from $1,719 million in the first quarter of 2002. Prices increased 9 percent, including the favorable impact of currency in Europe, while volume declined 2 percent. EBIT for the segment was $136 million in the first quarter, down from $247 million in the same period of last year as the impact of higher raw material costs and the decline in volume more than offset the improvement in selling prices.

        Dow Automotive sales for the first quarter of 2003 were up 8 percent from a year ago, as prices rose 6 percent and volume increased 2 percent. Prices were favorably impacted by the strengthening of the Euro. The increase in volume was fueled by an increase in demand for new product applications, as Dow continues to leverage its technological strengths and offer added capabilities to the automotive industry. EBIT for the business declined compared with last year principally due to higher raw material costs.

        Engineering Plastics sales for the quarter were down 2 percent from the first quarter of 2002, due to a 13 percent decline in volume partially offset by an 11 percent increase in prices. Volume for polycarbonate declined in Asia Pacific, as customers in that region are now supplied by LG Dow Polycarbonate Ltd., a 50:50 joint venture. Sales volume was also impacted by Dow's departure from its nylon alliance with Solutia Inc. in May 2002. Volume was up 28 percent excluding these two changes. Prices were favorably impacted by the strengthening of the Euro and price increases in North America for copolymers. EBIT for the quarter declined versus last year due to increases in raw material costs.

        Sales of Epoxy Products and Intermediates for the quarter were up 14 percent from last year, due to an 8 percent increase in prices, including the favorable impact of currency in Europe, and a 6 percent increase in volume. Higher sales of phenol led the volume increase, with strong growth in Asia Pacific. EBIT versus the first quarter of 2002 was down partially due to increased costs for raw materials. Also contributing to the decline, first quarter results last year included a favorable litigation settlement.

        Fabricated Products sales for the first quarter of 2003 were up 10 percent versus last year due to higher prices, with the most significant increases reported for foam insulation in Europe. Compared with last year, volume was unchanged. Volume in North America equaled 2002 levels as extended cold weather impacted mid-quarter sales in the construction industry. EBIT was relatively flat versus the same quarter of 2002 as the benefit of higher selling prices was offset by higher raw material costs.

        Polyurethanes sales for the first quarter were up 14 percent compared with the first quarter of 2002, as prices rose 13 percent and volume grew 1 percent. Driven by increasing feedstock costs, price increases announced in 2002 were implemented in the first quarter of 2003 for polyols and toluene diisocyanate. Volume growth was weak compared with last year, as growth in North America and Asia Pacific was offset by lower demand in Europe and Latin America. EBIT declined versus the first quarter of 2002, due to increased raw material costs and the decline in volume.

        Wire and Cable sales and EBIT for the first quarter of 2003 were down from the first quarter of last year as demand within the telecommunications cable industry continued to be weak.

PERFORMANCE CHEMICALS

        Performance Chemicals sales for the first quarter of 2003 were $1,371 million, up 9 percent from $1,259 million in the first quarter of last year. Volume improved 5 percent while prices improved 4 percent, primarily due to the favorable impact of currency in Europe. First quarter EBIT for the segment was $122 million, down from $198 million last year as significantly higher raw material costs exceeded the benefit of higher selling prices, volume growth and lower operating expenses.

        Custom and Fine Chemicals sales for the first quarter of 2003 were down from last year due primarily to a decline in volume. EBIT for the quarter declined due to lower operating rates and the write-down of two contract manufacturing facilities that were shut down in the first quarter.

        Emulsion Polymers sales for the quarter improved 25 percent compared with the first quarter of 2002. The increase resulted from higher prices of 18 percent and volume growth of 7 percent. Both price and volume improved for styrene-butadiene latex sold to the coated paper industry. Despite higher sales, EBIT for the first quarter declined compared with last year due to higher monomer costs.

        Industrial Chemicals sales were up 8 percent from the first quarter of 2002, primarily due to volume growth. Volume was up 7 percent due to strong demand for performance fluids and functional solutions and surfactants. EBIT for the business declined versus last year due to an increase in feedstock costs.

        Oxide Derivatives sales for the first quarter of 2003 were up 16 percent from the same period of last year, on a 14 percent increase in volume and a 2 percent improvement in price. Volume improved due to increased demand for alkanolamines, ethyleneamines and glycol ethers. EBIT for the first quarter declined versus last year, as higher raw material costs offset the impact of higher sales.

        Specialty Polymers sales in the first quarter of 2003 were up 4 percent from the same period of last year, on increases in both volume and price. Volume grew due to increased demand for FILMTEC membranes and DRYTECH superabsorbent polymers. Despite higher sales, EBIT for the business declined versus last year due to higher propylene costs, planned maintenance turnaround costs and the write-down of a manufacturing facility in West Virginia that will be shut down in the second quarter of this year.

        Water Soluble Polymers sales for the quarter were up 7 percent versus the first quarter of 2002, primarily due to the impact of currency in Europe. Volume was up 1 percent due to a slight increase in demand for METHOCEL cellulose ethers and POLYOX water-soluble resins. EBIT for the first quarter was down slightly versus last year due to higher manufacturing costs.

AGRICULTURAL SCIENCES

        Sales for the Agricultural Sciences segment for the first quarter of 2003 were $768 million, up 19 percent from $645 million last year. Volume grew 15 percent and prices rose 4 percent compared with the first quarter of 2002. Demand was especially strong in the quarter for glyphosate, acetochlor and florasulam herbicides; SENTRICON Termite Colony Elimination System; and quinoxyfen fungicide.

Volume also improved for products acquired from Rohm and Haas in 2001, in part because of improved distribution channels. EBIT for the quarter was $130 million, up significantly from $26 million in the first quarter of 2002. EBIT improved from last year due to strong volume growth, higher selling prices and lower operating expenses. EBIT in 2002 was impacted by the write-down of accounts receivable in Argentina and a write-down related to the closure of seed production facilities.

PLASTICS

        Plastics sales for the first quarter of 2003 were $1,974 million, up 38 percent from $1,428 million a year ago. Sales increased due to significant recovery in price, driven by rapidly escalating feedstock and energy costs. Volume remained flat versus last year. EBIT for the first quarter was $137 million, a substantial improvement from the loss of $62 million in the first quarter of 2002. Higher selling prices and continued cost control efforts contributed to the improved results.

        Polyethylene sales were up significantly from the first quarter of 2002, as prices increased 38 percent and volume declined 1 percent. Double-digit price increases, driven by significantly higher feedstock and energy costs, were reported in all geographic areas. Price increases were most significant in Europe, due to the strengthening of the Euro. Volume gains in Europe and Latin America were offset by declines in the other geographic areas. EBIT for the quarter improved substantially as the strong improvement in selling prices, improved equity earnings from EQUATE Petrochemical Company K.S.C and reduced costs more than offset significantly higher ethylene costs.

        Polypropylene sales for the first quarter of 2003 increased significantly versus the same quarter of last year as prices increased 42 percent. Double-digit price increases, driven by significantly higher feedstock and energy costs, were reported in all geographic areas. Volume was up 2 percent over the second quarter of 2002, as significant volume growth in North America was partially offset by declines in the other geographic areas. The business continued to operate its plants at full capacity during the quarter to meet demand. EBIT for the first quarter improved over the same period last year as price improvements and cost reduction initiatives combined to offset the impact of higher propylene costs.

        Polystyrene sales improved significantly compared with the same quarter last year, as prices increased 40 percent and volume remained flat. Double-digit price increases, driven by significantly higher feedstock and energy costs, were reported in all geographic areas. Volume improved slightly in North America, Europe and Latin America, but was offset by declines in Asia Pacific due to the recent start-up of SAL Petrochemical (Zhangiagang) Co. Ltd., a 50:50 joint venture in The People's Republic of China, which now supplies local customers. EBIT improved significantly over the first quarter of 2002 as price increases and cost reduction initiatives more than offset increased styrene monomer costs.

CHEMICALS

        First quarter sales for the Chemicals segment were $1,049 million, up 53 percent from $685 million for the first quarter of last year, due to a 38 percent increase in prices and a 15 percent increase in volume. Volume increased primarily due to improved demand for ethylene glycol ("EG"); vinyl chloride monomer ("VCM"); and organic intermediates, solvents and monomers. Price increases, driven by significantly higher feedstock and energy costs, were reported for EG, VCM and chloromethanes. EBIT for the quarter was $34 million, up from a loss of $53 million in the first quarter of 2002. Results for the quarter improved as higher selling prices, volume growth, higher equity earnings from EQUATE Petrochemical Company K.S.C and reduced operating expenses more than offset the sharp increase in feedstock and energy costs.

HYDROCARBONS AND ENERGY

        Hydrocarbons and Energy sales for the quarter were $959 million, up significantly from $485 million in the first quarter of 2002, due to a 65 percent increase in selling prices and 33 percent increase in volume. Increases in selling prices were consistent with rising feedstock and energy costs.

        The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. While Dow's total energy and hydrocarbon feedstock costs for the quarter were approximately $1.2 billion higher than last year, selling prices for the Company in total were up approximately $1.3 billion compared with the first quarter of 2002, positively impacting margins in many of the Company's businesses. Hydrocarbon and Energy EBIT for the quarter was a loss of $21 million, compared with income of $31 million in the first quarter of last year. EBIT in the first quarter of 2003 included a charge of $16 million for the impairment of Union Carbide's ethylene production facility in Seadrift, Texas, which will be shut down by the end of 2003.

UNALLOCATED AND OTHER

        EBIT for the first quarter of 2003 was a loss of $194 million compared with a loss of $144 million in the first quarter of 2002. Included in the results for Unallocated and Other are:

  •
  expenses related to new business development activities,

  •
  overhead and other cost recovery variances not allocated to the operating segments,

  •
  results of insurance operations,

  •
  gains and losses on sales of financial assets,

  •
  foreign exchange hedging results,

  •
  Dow's share of the earnings/losses of Dow Corning and Cargill Dow Polymers LLC, and

  •
  the results of several small diversified businesses acquired in Dow's acquisition of Sentrachem Limited.

        Results for the first quarter of 2003 included the following costs associated with decisions made in the first quarter relative to under-performing and non-strategic assets: the write-down of Union Carbide's chemical transport vessel (to be sold in the second quarter of 2003) of $11 million and the write-off of cancelled capital projects totaling $12 million. Results for Unallocated and Other for the first quarter of 2002 included the unfavorable impact of merger-related integration expenses of

$13 million, goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates, and the unfavorable impact of the devaluation of the Argentine peso.

Sales Volume and Price by Operating Segment and Geographic Area
	Three Months Ended March 31, 2003
Percentage change from prior year
	Volume	Price	Total
Operating segments
Performance Plastics	(2)%	9%	7%
Performance Chemicals	5%	4%	9%
Agricultural Sciences	15%	4%	19%
Plastics	—	38%	38%
Chemicals	15%	38%	53%
Hydrocarbons and Energy	33%	65%	98%

Total	7%	21%	28%

Geographic area sales
United States	6%	13%	19%
Europe	5%	34%	39%
Rest of World	10%	18%	28%

Total	7%	21%	28%

COMPANY SUMMARY

Operating Rate

        The Company's global plant operating rate for its chemicals and plastics businesses was 79 percent in the first quarter of 2003, up from 76 percent in the first quarter of 2002. The increase in operating rate reflects increased run rates at many Dow plants due to stronger demand.

Amortization of Intangibles

        Amortization of intangibles (not including software, which is amortized to cost of sales) was $15 million in the first quarter of 2003, compared with $14 million in the first quarter of last year. See Note E to the Consolidated Financial Statements for additional information regarding the Company's other intangible assets.

Merger-Related Expenses and Restructuring

        In the first quarter of 2002, the Company recorded one-time merger and integration costs of $13 million, exclusively related to the Union Carbide merger (see Note C to the Consolidated Financial Statements).

Equity in Earnings (Losses) of Nonconsolidated Affiliates

        Dow's share of the earnings of nonconsolidated affiliates was $39 million in the first quarter of 2003, compared with a loss of $26 million in the same quarter last year. Equity earnings increased primarily due to stronger results from Dow Corning, Compania Mega S.A. and EQUATE Petrochemical Company K.S.C. Equity earnings in the first quarter of 2002 were negatively impacted by goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates.

Sundry Income (Expense)—Net

        Sundry income (expense) includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) for the first quarter of 2003 was a net expense of $6 million compared with a net expense of $13 million in the first quarter of 2002. Sundry income (expense) in the first quarter of 2003 included a charge of $11 million associated with the write-down of Union Carbide's chemical transport vessel to be sold in the second quarter of 2003. Sundry income (expense) in the first quarter of 2002 included the unfavorable impact of the devaluation of the Argentine peso.

Net Interest Expense

        Net interest expense (interest expense less capitalized interest and interest income) was $195 million in the first quarter of 2003 compared with $173 million in the first quarter of last year. Net interest expense increased due to an increase in total debt.

Provision for Taxes on Income

        The effective tax rate for the first quarter was 31.5 percent, versus 34.3 percent for the first quarter of 2002. The effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available.

Outlook

        Overall, global GDP growth for 2003 is now expected to be around 2 percent. The lessened uncertainty surrounding the situation in Iraq and the decline in oil prices from March highs should improve the global economic outlook in the coming months, although the recovery remains fragile.

        Chemical industry margins remain low. While market prices for crude oil and oil-based feedstocks are expected to be about 20 percent lower in the second quarter of 2003 than in the first quarter, U.S. natural gas and ethane prices are expected to fall only marginally. Overall, feedstock and energy costs are expected to remain substantially above last year's levels. Global industry operating rates are expected to continue to show gradual improvement for each of the major building blocks (ethylene, chlorine and styrene), with normal demand growth outstripping modest increases in capacity.

        In the fourth quarter of 2002, the Company announced a plan designed to reduce overall spending in 2003. This program is expected to improve overall cash flow by $1 billion through 2003. Structural costs were reduced 10 percent in the first quarter of 2003 compared with the first quarter of 2002. In addition, the Company has made excellent progress on other aspects of its plan (including working capital management, capital spending control and price-volume management) and is on target to meet its objectives. As a result, the Company expects to have overall positive cash flow in 2003, and expects to fund operations, capital expenditures and dividends from operating activities.

CHANGES IN FINANCIAL CONDITION

        The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
In millions	March 31, 2003	March 31, 2002
Cash provided by (used in):
Operating activities	$826	$149
Investing activities	(337)	(353)
Financing activities	(53)	223
Effect of exchange rate changes on cash	11	(5)

Net change in cash and cash equivalents	$447	$14

        Cash provided by operating activities increased in the first quarter of 2003, compared with the first quarter of 2002, primarily due to the Company's working capital optimization efforts and improved earnings.

        Cash used in investing activities decreased in the first quarter of 2003 compared with the first quarter of 2002. A reduction in capital expenditures was offset by additional investments in certain subsidiaries and nonconsolidated affiliates.

        Cash used in financing activities for the first quarter of 2003 related principally to the payment of dividends. Additionally, net cash generated from short- and long-term borrowings was lower in the first quarter of 2003 compared with the first quarter of 2002.

        The following tables present working capital, total debt and certain balance sheet ratios at March 31, 2003 versus December 31, 2002:

Working Capital In millions	March 31, 2003	Dec. 31, 2002
Current assets	$11,695	$11,375
Current liabilities	9,051	8,856

Working capital	$2,644	$2,519

Current ratio	1.29:1	1.28:1
Days-sales-outstanding-in-receivables	43	45
Days-sales-in-inventory	60	64
Total Debt In millions	March 31, 2003	Dec. 31, 2002
Notes payable	$777	$580
Long-term debt due within one year	614	797
Long-term debt	12,045	11,659

Total debt	$13,436	$13,036

Gross debt as a percent of total capitalization	60.2%	59.2%
Net debt* as a percent of total capitalization	56.2%	56.0%

*
Net debt equals total debt minus cash, cash equivalents, marketable securities, and interest-bearing deposits.

        As part of its ongoing financing activities, Dow routinely issues promissory notes under its U.S. and Euromarket commercial paper programs. At March 31, 2003, a total of $94 million in commercial paper borrowings were outstanding. In the event Dow is unable to access these short-term markets, due to a systemic disruption or other extraordinary events, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.1 billion in support of its working capital requirements and commercial paper borrowings.These facilities include a $1.75 billion 364-day revolving credit facility agreement that matures in June 2003, a $1.25 billion 5-year revolving credit facility agreement that matures in June 2004, and a $75 million 364-day bilateral facility with a major financial institution that matures in June 2003. Additional unused credit facilities totaling $880 million were available for use by foreign subsidiaries.

        At March 31, 2003, there was a total of $2 billion available in SEC registered securities, as well as Japanese yen 70 billion (approximately $587 million) available in yen-denominated securities through the Japanese Ministry of Finance and Euro 900 million (approximately $977 million) available under the Company's Euro Medium-Term Note Program.

        On January 31, 2003, Moody's Investor Services reaffirmed the Company's senior unsecured debt rating of "A3" and its short-term debt rating of "Prime-2," but changed its ratings outlook to "negative." On February 3, 2003, Fitch, Inc. lowered the Company's senior unsecured debt rating from "A" to "A-" and its short-term debt rating from "F1" to "F2" and maintained its rating outlook as negative. On March 14, 2003, Standard & Poor's lowered the Company's senior unsecured debt rating from "A" to "A-" and its short-term debt rating from "A1" to "A2" and maintained its rating outlook as "negative." The Company does not expect its ability to access credit facilities to be affected as a result of these changes, although the Company may incur higher borrowing costs.

        Dow leases real property, railcars, and certain manufacturing facilities from various special purpose entities. These entities are not owned directly or indirectly by the Company or any of its directors, officers or employees. Those transactions that meet the requirements for operating lease treatment under SFAS No. 13, "Accounting for Leases," are recorded as such. For further discussion, including information regarding future minimum lease commitments, see Note M to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Nine of the entities qualify as variable interest entities ("VIEs") under FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." Based on the current terms of the lease agreements and the residual value guarantees Dow provides to the lessors, the Company expects to be the primary beneficiary of the VIEs. As a result, if the facts and circumstances remain the same, the Company will be required to consolidate the assets and liabilities held by these VIEs in the third quarter of 2003.

        The Company has not determined the carrying amount of the assets that will be included in the Consolidated Financial Statements. Accordingly, the Company has not determined the impact of adoption of FIN No. 46. The following table provides the approximate amount of debt of the VIEs described above at March 31, 2003 and December 31, 2002:

In millions	Lease Maturities	March 31, 2003	Dec. 31, 2002
Manufacturing facilities	2006-2017	$1,079	$1,032
Railcars	2004-2008	418	418
Real property	2005	133	133

Total		$1,630	$1,583

        Upon termination or expiration of each lease, Dow may return the assets to the lessor, renew the lease, or purchase the assets for an amount based on a fair market value determination. Dow has provided residual value guarantees totaling $1,749 million, which included $1,407 million related to

VIEs, at March 31, 2003 and $1,694 million, which included $1,365 million related to VIEs, at December 31, 2002, to the various lessors. Given the productive nature of the assets, it is probable they will have continuing value to Dow or another company in excess of the residual value guarantees.

        The Company also had outstanding guarantees at March 31, 2003. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note F to the Consolidated Financial Statements.

        On April 30, 2003, the Company paid a quarterly dividend of $0.335 per share to shareholders of record on March 28, 2003. Since 1912, the Company has paid a dividend every quarter and in each instance Dow has maintained or increased the dividend.

OTHER MATTERS

Accounting Changes

        See Note B to the Consolidated Financial Statements for a discussion of accounting changes.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are the Company's critical accounting policies impacted by judgments, assumptions and estimates:

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

  Asbestos-Related Matters of Union Carbide Corporation

  Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At the end of 2001 and through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem Products, Inc. ("Amchem") in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation including asbestos to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem.

  In projecting Union Carbide's resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

  Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At March 31, 2003, Union Carbide's asbestos-related liability for pending and future claims was $2.1 billion.

  Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. At March 31, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.3 billion. In addition, Union Carbide had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $249 million at March 31, 2003. The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded. Union Carbide expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred by Union Carbide in the future for asbestos-related litigation, net of insurance, will impact Union Carbide's results of operations in future periods. For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements.

  Environmental Matters

  The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $394 million at December 31, 2002, for environmental remediation and restoration costs, including $43 million for the remediation of Superfund sites. At March 31, 2003, the Company had accrued obligations of $392 million for environmental remediation and restoration costs, including $40 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  Pension and Other Postretirement Benefits

  The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2002, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K filed February 28, 2003 for the year ended December 31, 2002. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

  The expected long-term rate of return on assets is developed with input from the Company's actuarial firm, which includes the actuary's review of the asset class return expectations of several respected consultants and economists, based on broad equity and bond indices. The Company's historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets is also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2002 was 9.25 percent. This assumption was reduced to 9 percent for determining 2003 net periodic pension expense. Lowering the expected long-term rate of return of the U.S. qualified plan assets by 0.25 percent (from 9.25 percent to 9 percent) would have reduced the pension income of the U.S. qualified plans for 2002 by approximately $25 million. The Company's historical actual return averaged 9.1 percent for the ten-year period ending December 31, 2002. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans.

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

  The discount rate utilized for determining future pension obligations of the U.S. qualified plans is based on long-term bonds receiving an AA-or better rating by a recognized rating agency. The resulting discount rate decreased from 7 percent at December 31, 2001, to 6.75 percent at December 31, 2002.

  For 2003, the Company left its assumption for the long-term rate of increase in compensation levels for the U.S. qualified plans unchanged at 5 percent.

  Based on the revised pension assumptions and the actual investment performance of the plan assets in 2002, the Company expects to record approximately $100 million of incremental expense for all pension and other postretirement benefits in 2003.

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

  Income Taxes

  Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At March 31, 2003, the Company had a net deferred tax asset balance of $2.9 billion, after valuation allowances of $678 million. For additional information, see Note S to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Asbestos-Related Matters of Union Carbide Corporation

        Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages, often in very large amounts. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide's premises, and Union Carbide's responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide's products.

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

        Typically, Union Carbide is only one of many named defendants, many of which, including Union Carbide and Amchem, were members of the Center for Claims Resolution ("CCR"), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, Union Carbide's and Amchem's strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR's collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. Union Carbide then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

        Certain members of Dow's legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist Union Carbide in responding to asbestos-related matters. In early 2002, Union Carbide hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

        At the end of 2001 and through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem.

        Union Carbide provided ARPC with all relevant data regarding asbestos-related claims filed against Union Carbide and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem, because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered Union Carbide's ability to project future claim volumes and resolution costs, included the following:

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

        Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem, if certain assumptions were made. Specifically, ARPC advised Union Carbide that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against Union Carbide and Amchem are unlikely to return to levels below those experienced prior to 2001—when the recent spike in filings commenced—and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR's cessation of operations. ARPC advised Union Carbide that, by assuming that future filings were unlikely to exceed the levels experienced prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing Union Carbide and Amchem. ARPC also advised Union Carbide that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

        In projecting Union Carbide's resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by Union Carbide and Amchem and multiplied the number of such claims by the mean values paid by Union Carbide and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating Union Carbide's cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims.

        As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At March 31, 2003, Union Carbide's asbestos-related liability for pending and future claims was $2.1 billion.

        Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At March 31, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.3 billion. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, Union Carbide had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $249 million at March 31, 2003.

        The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded. Union Carbide expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred by Union Carbide in the future for asbestos-related litigation, net of insurance, will impact Union Carbide's results of operations in future periods.

        Because of the uncertainties described above, Union Carbide's management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide's management believes that it is reasonably possible that the cost of disposing of Union Carbide's asbestos-related claims, including future defense and processing costs, could have a material adverse impact on Union Carbide's results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

        It is the opinion of Dow's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense and processing costs, could have a material adverse impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

The Dow Chemical Company and Subsidiaries
Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Dow's business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as hedges per SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," where appropriate. A secondary objective is to add value by creating additional non-specific exposure within established limits and policies; derivatives used for this purpose are not designated as hedges per SFAS No. 133. The potential impact of creating such additional exposures is not material to the Company's results.

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

        The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. Dow uses interest rate swaps, "swaptions," and exchange-traded instruments to accomplish this objective. The Company's primary exposure is to the U.S. dollar yield curve.

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

	2002		2001
Total Daily VAR at December 31* In millions
	Year-end	Average	Year-end	Average
Foreign exchange	$7	$10	$21	$17
Interest rate	94	83	106	70
Equity exposures, net of hedges	3	4	7	9
Commodities	17	11	4	5

*
Using a 95 percent confidence level

        Management believes there have been no material changes in market risk or in risk management policies since December 31, 2002.

The Dow Chemical Company and Subsidiaries
Item 4. Controls and Procedures

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

The Dow Chemical Company and Subsidiaries
Part II—Other Information

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters

        Since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 on February 28, 2003, there have been no material developments regarding this matter. For a summary of the history and current status of this matter, see Note F to the Consolidated Financial Statements.

Asbestos-Related Matters of Union Carbide Corporation

        Since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 on February 28, 2003, there have been no material developments regarding this matter. For a summary of the history and current status of this matter, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation; and Note F to the Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

        See the Exhibit Index on page 45 of this Quarterly Report on Form 10-Q for exhibits filed with this report and exhibits incorporated by reference. The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
3(ii)	A copy of the Bylaws of The Dow Chemical Company, as amended and re-adopted in full on April 10, 2003, effective March 21, 2003.
10(a)
The Dow Chemical Company Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992; as amended and restated effective January 1, 2003.
10(n)
A resolution adopted by the Board of Directors of The Dow Chemical Company on May 5, 1971, and most recently amended on July 9, 1998, describing the employee compensation program for decelerating Directors, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1998; as amended, re-adopted in full and restated on March 21, 2003.
10(s)
A copy of the Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance, Employee-Paid Life Insurance, and Dependent Life Insurance, amended and restated on November 1, 2002, for the Plan Year beginning January 1, 2003.
10(t)
A copy of the Summary Plan Description for The Dow Chemical Company Retiree Company Paid Life Insurance Plan, Pre-65 Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on November 1, 2002, for the Plan Year beginning January 1, 2003.
23	Analysis, Research & Planning Corporation's Consent.
99(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K.

        The following Current Reports on Form 8-K were filed by the Company during the first quarter of 2003:

    On January 30, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on January 30, 2003, announcing the fourth quarter of 2002 earnings for the Company.

    On February 13, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on February 13, 2003, announcing the retirement of Michael D. Parker as a director and employee and the election of Keith R. McKennon to Dow's Board of Directors.

        The following Current Report on Form 8-K was filed by the Company subsequent to the first quarter of 2003:

    On April 24, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on April 24, 2003, announcing the first quarter of 2003 earnings for the Company.

The following trademarks of The Dow Chemical Company or its subsidiaries appear in this report: DRYTECH, METHOCEL

The following trademark of Dow AgroSciences LLC appears in this report: SENTRICON

The following trademark of FilmTec Corporation appears in this report: FILMTEC

The following trademark of Union Carbide Corporation appears in this report: POLYOX

The Dow Chemical Company and Subsidiaries
Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY Registrant
Date: April 30, 2003
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

Date: April 30, 2003

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

Date: April 30, 2003

/s/ J. PEDRO REINHARD J. Pedro Reinhard Executive Vice President & Chief Financial Officer

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
3(ii)	A copy of the Bylaws of The Dow Chemical Company, as amended and re-adopted in full on April 10, 2003, effective March 21, 2003.
10(a)
The Dow Chemical Company Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992; as amended and restated effective January 1, 2003.
10(n)
A resolution adopted by the Board of Directors of The Dow Chemical Company on May 5, 1971, and most recently amended on July 9, 1998, describing the employee compensation program for decelerating Directors, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1998; as amended, re-adopted in full and restated on March 21, 2003.
10(s)
A copy of the Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance, Employee-Paid Life Insurance, and Dependent Life Insurance, amended and restated November 1, 2002, for the Plan Year beginning January 1, 2003.
10(t)
A copy of the Summary Plan Description for The Dow Chemical Company Retiree Company Paid Life Insurance Plan, Pre-65 Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated November 1, 2002, for the Plan Year beginning January 1, 2003.
23	Analysis, Research & Planning Corporation's Consent.
99(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

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
  RESULTS OF OPERATIONS
  COMPANY SUMMARY
  CHANGES IN FINANCIAL CONDITION
  OTHER MATTERS
The Dow Chemical Company and Subsidiaries Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Dow Chemical Company and Subsidiaries Item 4. Controls and Procedures
The Dow Chemical Company and Subsidiaries Part II—Other Information
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
The Dow Chemical Company and Subsidiaries Signature
The Dow Chemical Company and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
The Dow Chemical Company and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
The Dow Chemical Company and Subsidiaries Exhibit Index