Form 10-Q
period 2003-06-30
DOW CHEMICAL CO /DE/
filed 2003-08-05
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Class	Outstanding at June 30, 2003
Common Stock, par value $2.50 per share	918,396,819 shares

The Dow Chemical Company
Table of Contents

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Sales	$8,242	$7,259	$16,323	$13,564

Cost of sales	6,970	6,031	14,133	11,386
Research and development expenses	246	272	483	522
Selling, general and administrative expenses	354	405	709	796
Amortization of intangibles	15	19	30	33
Merger-related expenses and restructuring	—	10	—	23
Equity in earnings (losses) of nonconsolidated affiliates	90	21	129	(5)
Sundry income (expense)—net	52	(4)	46	(17)
Interest income	18	14	38	30
Interest expense and amortization of debt discount	207	188	422	377

Income before Income Taxes and Minority Interests	610	365	759	435

Provision for income taxes	186	111	233	135
Minority interests' share in income	31	16	48	24

Income before Cumulative Effect of Changes in Accounting Principles	393	238	478	276

Cumulative effect of changes in accounting principles	—	—	(9)	67

Net Income Available for Common Stockholders	$393	$238	$469	$343

Share Data
Earnings before cumulative effect of changes in accounting principles per common share—basic	$0.43	$0.26	$0.52	$0.30
Earnings per common share—basic	$0.43	$0.26	$0.51	$0.38
Earnings before cumulative effect of changes in accounting principles per common share—diluted	$0.43	$0.26	$0.52	$0.30
Earnings per common share—diluted	$0.43	$0.26	$0.51	$0.37
Common stock dividends declared per share of common stock	$0.335	$0.335	$0.67	$0.67
Weighted-average common shares outstanding—basic	917.3	910.7	916.0	909.0
Weighted-average common shares outstanding—diluted	921.9	919.3	921.8	917.2

Depreciation	$426	$402	$859	$790

Capital Expenditures	$272	$391	$495	$688

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2003	Dec. 31, 2002
Assets
Current Assets
Cash and cash equivalents	$2,276	$1,484
Marketable securities and interest-bearing deposits	71	89
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2003: $125; 2002: $127)	3,260	3,116
Other	2,261	2,369
Inventories	4,235	4,208
Deferred income tax assets—current	147	109

Total current assets	12,250	11,375

Investments
Investment in nonconsolidated affiliates	1,721	1,565
Other investments	1,823	1,689
Noncurrent receivables	306	577

Total investments	3,850	3,831

Property
Property	39,101	37,934
Less accumulated depreciation	25,447	24,137

Net property	13,654	13,797

Other Assets
Goodwill	3,219	3,189
Other intangible assets (net of accumulated amortization—2003: $383; 2002: $349)	594	613
Deferred income tax assets—noncurrent	3,903	3,776
Asbestos-related insurance receivables—noncurrent	1,350	1,489
Deferred charges and other assets	1,677	1,492

Total other assets	10,743	10,559

Total Assets	$40,497	$39,562

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$586	$580
Long-term debt due within one year	1,260	797
Accounts payable:
Trade	2,578	2,834
Other	2,050	1,789
Income taxes payable	220	202
Deferred income tax liabilities—current	101	30
Dividends payable	328	326
Accrued and other current liabilities	2,464	2,298

Total current liabilities	9,587	8,856

Long-Term Debt	11,636	11,659

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,093	994
Pension and other postretirement benefits—noncurrent	3,818	3,775
Asbestos-related liabilities—noncurrent	1,913	2,072
Other noncurrent obligations	3,245	3,214

Total other noncurrent liabilities	10,069	10,055

Minority Interest in Subsidiaries	355	366

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	—	—
Unearned ESOP shares	(51)	(61)
Retained earnings	9,352	9,520
Accumulated other comprehensive loss	(1,881)	(2,097)
Treasury stock at cost	(2,023)	(2,189)

Net stockholders' equity	7,850	7,626

Total Liabilities and Stockholders' Equity	$40,497	$39,562

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

		Six Months Ended
In millions (Unaudited)		June 30, 2003	June 30, 2002
Operating Activities	Income before cumulative effect of changes in accounting principles	$478	$276
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	935	853
	Provision for deferred income tax	54	17
	Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	(45)	51
	Minority interests' share in income	48	24
	Net loss on sales of consolidated companies	3	—
	Net gain on sales of property and businesses	(24)	(9)
	Other net gain	(40)	(24)
	Net loss on sale of nonconsolidated affiliate	1	—
	Tax benefit—nonqualified stock option exercises	13	16
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	(361)	(862)
	Inventories	(78)	85
	Accounts payable	(41)	81
	Noncurrent receivables	271	(201)
	Other assets and liabilities	448	233

	Cash provided by operating activities	1,662	540

Investing Activities	Capital expenditures	(495)	(688)
	Proceeds from sales of property and businesses	83	39
	Investments in consolidated companies	(69)	—
	Investments in nonconsolidated affiliates	(48)	(71)
	Proceeds from sale of nonconsolidated affiliate	8	—
	Advances to nonconsolidated affiliates	—	(11)
	Purchases of investments	(936)	(1,106)
	Proceeds from sales and maturities of investments	886	1,051

	Cash used in investing activities	(571)	(786)

Financing Activities	Changes in short-term notes payable	(8)	419
	Payments on long-term debt	(594)	(87)
	Proceeds from issuance of long-term debt	833	532
	Purchases of treasury stock	(4)	(3)
	Proceeds from sales of common stock	96	111
	Distributions to minority interests	(38)	(38)
	Dividends paid to stockholders	(612)	(607)

	Cash provided by (used in) financing activities	(327)	327

Effect of Exchange Rate Changes on Cash		28	(2)

Summary	Increase in cash and cash equivalents	792	79
	Cash and cash equivalents at beginning of year	1,484	220

	Cash and cash equivalents at end of period	$2,276	$299

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Income Available for Common Stockholders	$393	$238	$469	$343

Other Comprehensive Income, Net of Tax
Net unrealized gains (losses) on investments	39	(16)	32	(23)
Translation adjustments	80	217	185	184
Minimum pension liability adjustments	—	—	(3)	—
Net gains (losses) on cash flow hedging derivative instruments	18	(16)	2	4

Total other comprehensive income	137	185	216	165

Comprehensive Income	$530	$423	$685	$508

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

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 on January 1, 2003 resulted in the recognition of an asset retirement obligation of $45 million and a charge of $9 million (net of tax of $5 million), which was included in "Cumulative effect of changes in accounting principles." See Note H for disclosures related to asset retirement obligations.

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. See Note G for disclosures regarding the Company's VIEs, and the expected impact of adoption in the third quarter of 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires the classification of certain financial instruments that embody obligations for the issuer as liabilities (or assets in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the preferred securities previously issued by two consolidated subsidiaries and concluded that the $500 million of preferred securities issued by Hobbes Capital S.A. is outside of the scope of the standard and will continue to be classified as preferred securities of subsidiaries. The $500 million of preferred partnership units issued by Tornado Finance V.O.F. ("Tornado") is within the scope of the standard and must be classified as a liability of the Company upon adoption of SFAS No. 150 on July 1, 2003; however, the rights of the holders of Tornado's preferred partnership units were subsequently modified to eliminate the unconditional mandatory redemption feature. Therefore, the preferred partnership units will be classified as preferred securities of subsidiaries when the financial statements are issued for the third quarter of 2003. See Note P to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding preferred securities of subsidiaries.

NOTE C—MERGER-RELATED EXPENSES AND RESTRUCTURING

Merger-Related Expenses and Restructuring

        On February 6, 2001, the merger of Union Carbide Corporation ("Union Carbide") with a subsidiary of The Dow Chemical Company was completed, and Union Carbide became a wholly owned subsidiary of Dow. Following the completion of the Union Carbide merger, Dow's management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger. These decisions resulted in a pretax special charge in the first quarter of 2001 of $1.4 billion. The planned merger-related program was substantially completed in the third quarter of 2002. Complete disclosures relative to the program and the activity in the merger-related special charge reserve can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In conjunction with this program, one-time merger and integration costs of $23 million, exclusively related to the merger, were recorded in the second quarter of 2002.

        During the fourth quarter of 2002, an additional charge of $34 million was recorded for merger-related severance. Under this revised severance program, $62 million was paid to 746 former employees in the first quarter of 2003.

Other Restructuring

        In late 2002, immediately following the appointment of a new President and CEO, management began a series of studies to determine potential actions relative to under-performing assets and employment levels. Prior to the end of 2002, certain studies were completed and management made decisions relative to certain assets. The economic effects of these decisions resulted in a pretax charge in the fourth quarter of 2002 of $168 million, which included $37 million for severance for 624 employees (included in Unallocated and Other for segment reporting purposes). The charge for severance was based on severance plans communicated to employees. In the first half of 2003, severance of $13 million was paid to approximately 230 former employees, leaving an accrual balance of $24 million to be paid to approximately 415 employees. The program is expected to be completed in the third quarter of 2003.

        In the first quarter of 2003, additional studies regarding non-strategic and under-performing assets were completed and management made decisions relative to certain assets. These decisions resulted in the write-down of the net book value of several manufacturing facilities totaling $37 million (the largest of which was $16 million associated with the impairment and planned shutdown of Union Carbide's Seadrift, Texas, ethylene cracker in the third quarter of 2003), the impairment of Union Carbide's chemical transport vessel (sold in the second quarter of 2003) of $11 million, and the write-off of cancelled capital projects totaling $12 million.

NOTE D—INVENTORIES

        The following table provides a breakdown of inventories at June 30, 2003 and December 31, 2002:

Inventories In millions	June 30, 2003	Dec. 31, 2002
Finished goods	$2,440	$2,523
Work in process	889	843
Raw materials	492	452
Supplies	414	390

Total inventories	$4,235	$4,208

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $365 million at June 30, 2003 and $209 million at December 31, 2002.

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table shows changes in the carrying amount of goodwill for the six months ended June 30, 2003, by operating segment:

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at December 31, 2002	$904	$785	$1,320	$117	$63	$3,189

Increase related to acquisitions:
Remaining 20% interest in INCA International SPA	—	—	—	25	—	25
Remaining 26.7% interest in Union Carbide do Brasil S.A.	—	—	—	11	—	11

Total increase related to acquisitions	—	—	—	36	—	36

Goodwill write-off related to sale of Sentrachem businesses, Karbochem and Chemical Intermediates	—	(3)	—	(3)	—	(6)

Total adjustments	—	(3)	—	33	—	30

Goodwill at June 30, 2003	$904	$782	$1,320	$150	$63	$3,219

        The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets

	At June 30, 2003			At December 31, 2002
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$307	$(128)	$179	$304	$(121)	$183
Patents	156	(74)	82	156	(66)	90
Software	273	(135)	138	258	(124)	134
Trademarks	138	(18)	120	137	(15)	122
Other	103	(28)	75	107	(23)	84

Total	$977	$(383)	$594	$962	$(349)	$613

        The following table provides a summary of acquisitions of intangible assets for the six months ended June 30, 2003:

Acquisitions of Intangible Assets in 2003
In millions	Acquisition Cost	Weighted-average Amortization Period
Intangible assets with finite lives:
Licenses and intellectual property	$8	13.3 years
Software	10	5.0 years

Total	$18	8.7 years

        Amortization expense for other intangible assets (not including software) was $15 million in the second quarter of 2003, compared with $19 million in the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $30 million, compared with $33 million for the first six months of 2002. Amortization expense for software, which is included in cost of sales, totaled $7 million in the second quarter, compared with $6 million last year. For the first six months of this year, amortization expense for software was $14 million, up from $11 million in the same period last year. Total estimated amortization expense for 2003 and the five succeeding fiscal years is as follows:

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

Environmental Matters

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $394 million at December 31, 2002, for environmental remediation and restoration costs, including $43 million for the remediation of Superfund sites. At June 30, 2003, the Company had accrued obligations of $388 million for environmental remediation and restoration costs, including $37 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

        Separately, on June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License to the Company's Midland, Michigan manufacturing site, which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The operating license requires the Company, by August 11, 2003, to propose a detailed Statement of Work for the off-site investigation, for review and approval by the MDEQ.

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

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At June 30, 2003, Union Carbide's asbestos-related liability for pending and future claims was $2.1 billion.

        Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At June 30, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.2 billion. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $254 million at June 30, 2003.

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

        In addition to the take or pay obligations at December 31, 2002, the Company had outstanding purchase commitments which ranged from one to 23 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $158 million. In general, such commitments were at prices not in excess of current market prices. At December 31, 2002, the Company was also committed to lease manufacturing facilities under construction in The Netherlands and a pipeline under construction in Germany. At June 30, 2003, the Company was also committed to lease manufacturing facilities under construction in Germany.

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

        The following tables provide a summary of the aggregate terms, maximum future payments and associated liability reflected in the consolidated balance sheet for each type of guarantee:

Guarantees at June 30, 2003 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$807	—
Residual value guarantees	2017	1,859	—

Total		$2,666	—

Guarantees at December 31, 2002 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$928	—
Residual value guarantees	2017	1,694	—

Total		$2,622	—

NOTE G—VARIABLE INTEREST ENTITIES

        At March 31, 2003, Dow had operating leases with nine special purpose entities that qualified as variable interest entities ("VIEs") under FIN No. 46, "Consolidation of Variable Interest Entities." Seven of the VIEs were dissolved during the second quarter of 2003, and the rights and obligations of the dissolved VIEs under the existing lease agreements were assumed by lessors that do not qualify as VIEs.

        During the second quarter of 2003, Dow terminated its lease of an ethylene facility in The Netherlands with a VIE and entered into a lease with a new owner trust, which qualifies as a VIE. Dow is not the primary beneficiary of the owner trust and is, therefore, not required to consolidate the owner trust. At June 30, 2003, the facility was valued at $394 million. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based upon a fair market value determination. At June 30, 2003, Dow had provided to the owner trust a residual value guarantee of $365 million, which represents Dow's maximum exposure to loss under the lease. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee.

        Dow has an operating lease with an entity that qualifies as a VIE under FIN No. 46. The VIE, which was established in 1998, is a foreign trust that leases ethylene and polyethylene manufacturing facilities in Argentina. Based on the terms of the lease agreement, which matures in 2017, and the residual value guarantee Dow provides to the lessor, the Company will be the primary beneficiary of the VIE, as defined in FIN No. 46. As a result, Dow will be required to consolidate the assets of $500 million and liabilities of $523 million held by the VIE in the third quarter of 2003. Upon adoption of FIN No. 46, accumulated depreciation expense of $23 million (after tax and minority interest) will be included in "Cumulative effect of changes in accounting principles." Upon termination or expiration of the lease, Dow may return the assets to the lessor, renew the lease, or purchase the assets for an amount based on a fair market value determination. Dow had provided a residual value guarantee to the lessor of $455 million at June 30, 2003 and December 31, 2002, which represents Dow's maximum exposure to loss under the lease. Given the productive nature of the assets, it is probable they will have continuing value to Dow or another company in excess of the residual value guarantee.

        In September 2001, Hobbes Capital S.A. ("Hobbes"), a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provide a floating rate return (which may be reinvested) based on London Interbank Offered Rate ("LIBOR"), and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates have been classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The preferred return is included in "Minority interests' share in income" in the consolidated statements of income. Reinvested preferred returns are included in "Minority Interest in Subsidiaries" in the consolidated balance sheets. Hobbes qualifies as a VIE under FIN No. 46 and the Company will be the primary beneficiary of the VIE. Accordingly, upon adoption of FIN No. 46, Hobbes will continue to be a consolidated subsidiary.

NOTE H—ASSET RETIREMENT OBLIGATIONS

        In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company has recognized asset retirement obligations related to demolition and remediation activities at manufacturing sites in the United States, Germany, France and The Netherlands. In addition, the Company has recognized obligations related to capping activities at landfill sites in the United States, Canada and Brazil. At June 30, 2003, the aggregate carrying amount of asset retirement obligations recognized by the Company was $45 million. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

        If the asset retirement obligation measurement and recognition provisions of SFAS No. 143 had been in effect on January 1, 2002, the aggregate carrying amount of those obligations on that date would have been $46 million. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143 had been in effect during 2001 and 2002, the impact on "Income before Cumulative Effect of Changes in Accounting Principles" and "Net Income Available for Common Stockholders" each year would have been immaterial. Further, the impact on earnings per common share (both basic and diluted) would have been less than $0.01 per share each year.

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

        Effective January 1, 2003, the Company began expensing stock-based compensation newly issued in 2003 to employees in accordance with the fair value based method of accounting set forth in SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. The Company estimates the fair value of stock options and subscriptions to purchase shares under the ESPP using a binomial option-pricing model. The weighted-average assumptions used to calculate total stock-based compensation expense for 2003 and the pro forma results provided below for 2002 were as follows:

	Three Months Ended		Six Months Ended
In millions	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Dividend yield	4.89%	4.11%	4.89%	4.40%
Expected volatility	42.20%	40.53%	42.20%	42.77%
Risk-free interest rate	2.96%	4.56%	2.96%	4.18%
Expected life of stock option plans	5 years	7 years	5 years	7 years
Expected life of stock purchase plan	0.83 years	0.83 years	0.83 years	0.83 years

        The following table provides pro forma results as if the fair value based method had been applied to all outstanding and unvested awards, including stock options, deferred stock grants, and subscriptions to purchase shares under the ESPP, in each period:

	Three Months Ended		Six Months Ended
In millions	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income, as reported	$393	$238	$469	$343
Add: Stock-based compensation expense included in reported net income, net of tax	8	3	11	7
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(19)	(23)	(38)	(55)

Pro forma net income	$382	$218	$442	$295

Earnings per share:
Basic—as reported	$0.43	$0.26	$0.51	$0.38
Basic—pro forma	0.42	0.24	0.48	0.32
Diluted—as reported	0.43	0.26	0.51	0.37
Diluted—pro forma	0.41	0.24	0.48	0.32

NOTE J—OPERATING SEGMENTS AND GEOGRAPHIC AREAS

	Three Months Ended		Six Months Ended
In millions	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Operating segment sales
Performance Plastics	$1,908	$1,835	$3,755	$3,554
Performance Chemicals	1,404	1,302	2,775	2,561
Agricultural Sciences	927	886	1,695	1,531
Plastics	1,877	1,688	3,851	3,116
Chemicals	1,048	861	2,097	1,546
Hydrocarbons and Energy	985	583	1,944	1,068
Unallocated and Other	93	104	206	188

Total	$8,242	$7,259	$16,323	$13,564

Operating segment EBIT(1)
Performance Plastics	$163	$145	$299	$392
Performance Chemicals	185	165	307	363
Agricultural Sciences	233	189	363	215
Plastics	159	106	296	44
Chemicals	101	(15)	135	(68)
Hydrocarbons and Energy	8	10	(13)	41
Unallocated and Other	(50)	(61)	(244)	(205)

Total	$799	$539	$1,143	$782

Geographic area sales
United States	$3,395	$3,025	$6,498	$5,624
Europe	2,873	2,359	5,870	4,514
Rest of World	1,974	1,875	3,955	3,426

Total	$8,242	$7,259	$16,323	$13,564

(1)
Dow uses "Earnings before Interest, Income Taxes and Minority Interests" ("EBIT") as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income Available for Common Stockholders" is provided below:

	Three Months Ended		Six Months Ended
In millions	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
EBIT	$799	$539	$1,143	$782
Interest income	18	14	38	30
Interest expense and amortization of debt discount	207	188	422	377
Provision for income taxes	186	111	233	135
Minority interests' share in income	31	16	48	24
Cumulative effect of changes in accounting principles	—	—	(9)	67

Net Income Available for Common Stockholders	$393	$238	$469	$343

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

RESULTS OF OPERATIONS

Selected data for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Sales	$8,242	$7,259	$16,323	$13,564
Cost of sales	6,970	6,031	14,133	11,386
% of sales	85%	83%	87%	84%
Research and development, and selling, general and administrative expenses	600	677	1,192	1,318
% of sales	7%	9%	7%	10%
Effective tax rate	30.5%	30.4%	30.7%	31.0%
Net income available for common stockholders	$393	$238	$469	$343
Earnings per common share—basic	$0.43	$0.26	$0.51	$0.38
Earnings per common share—diluted	$0.43	$0.26	$0.51	$0.37
Operating rate percentage	79%	80%	79%	78%

        Net sales for the second quarter of 2003 were $8.2 billion, up 14 percent from $7.3 billion in the second quarter of last year. Prices improved 16 percent, driven by increases in feedstock and energy costs, while volume declined 2 percent (see Sales Volume and Price table on page 23). Compared with last year, prices were up in all geographic areas and all businesses. The strongest gains were reported in Europe, where the impact of currency accounted for more than half of the gain, and in the basic businesses. Volume, down in all geographic areas, was down in all segments except Agricultural Sciences, which was flat, and Hydrocarbons and Energy, which was up significantly versus the second quarter of last year. Volume was down in the second quarter due to a generally sluggish global economy and a high level of sales to customers in the first quarter in advance of announced price increases. Year to date, net sales were $16.3 billion, up 20 percent from $13.6 billion in the first six months of 2002 on an 18 percent increase in selling prices and 2 percent volume growth.

        Operating expenses (research and development, and selling, general and administrative expenses) were $600 million in the second quarter of 2003, down $77 million or 11 percent, from $677 million in the second quarter of last year. Expenses declined as the Company continued its cost control efforts and as spending for growth initiatives was focused on those opportunities with the greatest potential for value creation. For the first half of the year, operating expenses totaled $1,192 million, down 10 percent from $1,318 million for the same period last year.

        Net income for the second quarter of 2003 was $393 million or $0.43 per share, compared with $238 million or $0.26 per share for the second quarter of 2002. Compared with the same period last year, net income for the quarter improved as higher selling prices, lower operating expenses and improved equity earnings more than offset higher feedstock and energy costs of approximately $700 million, the negative impact of currency on cost and a decline in volume. Two items negatively impacted net income in the second quarter of last year: additional pretax expenses of $10 million related to the Union Carbide merger (reflected in Unallocated and Other) and a $10 million pretax restructuring charge (Dow's share) recorded by UOP LLC in the second quarter (reflected in "Equity in earnings of nonconsolidated affiliates" in the Performance Plastics segment).

        Net income for the first six months of 2003 was $469 million or $0.51 per share, compared with $343 million or $0.37 per share for the same period of 2002. Year-to-date net income for 2003 was reduced by an after-tax charge of $9 million related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" (reflected in "Cumulative effect of changes in accounting principles"). Last year, net income for the first half of the year was impacted by several items: additional pretax expenses of $23 million related to the Union Carbide merger (reflected in Unallocated and Other); pretax goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates (reflected in "Equity in earnings of nonconsolidated affiliates" in Unallocated and Other); a $10 million pretax restructuring charge (Dow's share) recorded by UOP LLC in the second quarter (reflected in "Equity in earnings of nonconsolidated affiliates" in the Performance Plastics segment); and a net after-tax gain of $67 million related to the adoption of two new accounting standards (SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets"). Despite an increase in feedstock and energy costs of $1.9 billion, the negative impact of currency on cost, and asset impairments of approximately $60 million in the first quarter, net income improved significantly from last year due to higher selling prices, volume growth, continued cost control efforts and improved earnings from the Company's joint ventures.

        The following tables show the impact of the certain items recorded in the three-month and six-month periods ended June 30, 2003 and 2002:

	Pretax Impact(1)		Impact on Net Income(2)
	Three Months Ended		Three Months Ended
In millions	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Merger-related expenses and restructuring	—	$(10)	—	$(7)
UOP restructuring	—	(10)	—	(7)

Total	—	$(20)	—	$(14)

	Pretax Impact(1)		Impact on Net Income(2)
	Six Months Ended		Six Months Ended
In millions	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Merger-related expenses and restructuring	—	$(23)	—	$(15)
Goodwill impairment losses in non-consolidated affiliates	—	(16)	—	(16)
UOP restructuring	—	(10)	—	(7)
Cumulative effect of changes in accounting principles	—	—	$(9)	67

Total	—	$(49)	$(9)	$29

(1)
Impact on "Income before Income Taxes and Minority Interests"

(2)
Impact on "Net Income Available for Common Stockholders"

SEGMENT RESULTS

        Dow uses "Earnings before Interest, Income Taxes and Minority Interests" ("EBIT") as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income Available for Common Stockholders" is provided below:

	Three Months Ended		Six Months Ended
In millions	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
EBIT	$799	$539	$1,143	$782
Interest income	18	14	38	30
Interest expense and amortization of debt discount	207	188	422	377
Provision for income taxes	186	111	233	135
Minority interests' share in income	31	16	48	24
Cumulative effect of changes in accounting principles	—	—	(9)	67

Net Income Available for Common Stockholders	$393	$238	$469	$343

PERFORMANCE PLASTICS

        Performance Plastics sales were $1,908 million for the second quarter of 2003, up 4 percent from $1,835 million in the second quarter of 2002. Prices increased 12 percent, including the favorable impact of currency in Europe, while volume declined 8 percent. EBIT for the segment was $163 million in the second quarter, up from $145 million in the same period last year as the impact of higher selling prices and higher equity earnings more than offset the impact of higher raw material costs and reduced volume.

        Dow Automotive sales for the second quarter of 2003 were up 6 percent from a year ago, as prices rose 9 percent and more than offset a 3 percent decline in volume. Prices were favorably impacted by the strengthening Euro. The decline in volume was generally consistent with the decline in global auto production. EBIT for the business declined versus last year principally due to higher raw material costs.

        Engineering Plastics sales for the quarter were flat versus the second quarter of 2002, as an 11 percent increase in prices was offset by an 11 percent decline in volume. Prices were favorably impacted by the strengthening Euro and price increases for copolymers in Europe. Volume in the second quarter was down due to a high level of sales to customers in the first quarter of 2003, in advance of announced price increases. Compared with the second quarter of last year, volume for polycarbonate declined in Asia Pacific, as customers in that region are now supplied by LG Dow Polycarbonate Ltd., a 50:50 joint venture. Sales volume was also impacted by Dow's departure from its nylon alliance with Solutia Inc. in May 2002. Excluding the impact of these two structural changes, volume for Engineering Plastics increased slightly versus the second quarter of last year. EBIT for the quarter was down due to higher raw material costs.

        Sales of Epoxy Products and Intermediates for the quarter were up 5 percent from last year due to a 15 percent increase in price that was partially offset by a 10 percent decline in volume. Contributing to the overall improvement in prices were significant price increases for epichlorohydrin across all geographic areas and phenolics in North America. Epoxy volumes declined due to weak demand, particularly within the appliance and electronics industries. EBIT versus the second quarter of 2002 was down due to increased costs for raw materials.

        Fabricated Product sales for the second quarter of 2003 were up 9 percent versus last year primarily due to higher prices. Price increases for extruded polystyrene foam, including the favorable impact of currency in Europe, accounted for a large part of the increase in sales. Volume for the business was relatively flat versus last year. EBIT improved significantly versus the same quarter of 2002 as higher selling prices and reduced operating expenses more than offset the impact of higher raw material costs.

        Polyurethanes sales for the second quarter were up 4 percent from the second quarter of 2002, as a 15 percent increase in price was partially offset by an 11 percent decrease in volume. Driven by increasing feedstock costs, price increases for polyols and toluene diisocyanate ("TDI") that were implemented in the first quarter of 2003 continued to be supported in the second quarter. Volume for TDI declined as demand for flexible polyurethanes remained soft. Despite higher selling prices, EBIT was flat compared with the second quarter of 2002 due to increased raw materials costs and TDI production outages.

        Wire and Cable sales for the quarter were down 12 percent from last year. While prices increased 10 percent, volume declined 22 percent due to weak demand within the telecommunications cable industry. EBIT improved due to higher selling prices.

        For the first six months of the year, Performance Plastics sales were $3,755 million, up 6 percent from $3,554 million in the same period last year. Prices increased 10 percent, including the favorable impact of currency in Europe, while volume declined 4 percent. Year to date, EBIT for the segment was $299 million, down from $392 million for the first half of 2002, as the impact of higher raw material costs and the decline in volume more than offset the benefit of higher selling prices.

PERFORMANCE CHEMICALS

        Performance Chemicals sales for the second quarter of 2003 were $1,404 million, up 8 percent from $1,302 million last year. Prices improved 10 percent, including the impact of currency in Europe, as volume fell 2 percent. EBIT for the second quarter was $185 million compared with $165 million in the second quarter of 2002. EBIT improved as the benefit of higher selling prices and lower operating expenses more than offset the impact of higher raw material costs.

        Emulsion Polymers sales for the quarter improved 25 percent compared with the second quarter of 2002 primarily due to increased prices, including the impact of currency in Europe; volume was relatively flat. For styrene-butadiene latex sold to the coated paper industry, prices improved significantly and volume grew compared with the second quarter of last year. EBIT for the quarter increased significantly from last year as higher selling prices offset increases in raw material costs.

        Industrial Chemicals sales for the quarter improved 6 percent over the second quarter of last year with increases in price and volume. Both price and volume improved for functional solutions and surfactants in the quarter. Despite higher sales in the quarter, EBIT declined from last year due to an increase in feedstock costs.

        Oxide Derivatives sales for the quarter improved 9 percent compared with the second quarter of 2002 primarily due to increased prices, led by increases in glycol ether prices in the United States. Prices were also favorably impacted by the strengthening Euro. Volume for the business declined slightly versus last year. EBIT for the quarter increased compared with last year, primarily due to increased equity earnings from the OPTIMAL Group. Higher raw material costs offset the benefit of higher selling prices.

        Specialty Polymers sales for the quarter improved 9 percent versus the second quarter of 2002 primarily due to increased prices, including the impact of currency in Europe. Volume, up slightly overall, remained strong for FILMTEC membranes and ion exchange resins. EBIT for the quarter increased significantly from the second quarter of last year primarily due to higher selling prices.

        Water Soluble Polymers sales for the quarter improved 4 percent compared with the same period of 2002. Prices increased versus last year primarily due to the impact of currency in Europe; volume declined 3 percent. While volume was down in the second quarter for hair and skin care products from Amerchol Corporation and ETHOCEL ethylcellulose resins, volume improved for CELLOSIZE hydroxyethyl cellulose and METHOCEL cellulose ethers. EBIT for the quarter improved slightly from the second quarter of last year.

        Performance Chemicals sales were $2,775 million in the first six months of the year, up 8 percent from $2,561 million in 2002. Prices improved 7 percent, including the impact of currency in Europe, while volume grew 1 percent. EBIT for the first six months of 2003 was $307 million, down from $363 million last year, as significantly higher raw material costs more than offset the favorable impact of higher sales and lower operating expenses.

AGRICULTURAL SCIENCES

        Sales for the Agricultural Sciences segment were $927 million in the second quarter, setting a new quarterly record. Sales were up 5 percent from $886 million in the second quarter of 2002 due to price increases, driven principally by the favorable impact of currency in Europe. While volume was flat overall compared with second quarter of last year, demand remained strong in the quarter for spinosad insect control products and glyphosate and acetochlor herbicides. EBIT for the quarter was $233 million, up from $189 million in the second quarter of 2002 due to higher selling prices and lower operating expenses.

        Sales for the Agricultural Sciences segment were $1,695 million for the first six months of the year, up 11 percent from $1,531 million in 2002. While volume grew 6 percent, prices increased 5 percent primarily due to the favorable impact of currency in Europe. EBIT for the first half of 2003 was $363 million, up significantly from $215 million last year. The year-over-year improvement in EBIT was the result of volume growth, higher selling prices and lower operating expenses. Additionally, EBIT in 2002 was negatively impacted by an accounts receivable write-down in Argentina and a write-down related to the closure of seed production facilities.

PLASTICS

        Plastics sales for the second quarter of 2003 were $1,877 million, up 11 percent from $1,688 million a year ago, as price increases of 22 percent were partially offset by a decline in volume. Price increases were driven by escalating feedstock and energy costs and the strengthening of the Euro. Volume, down 11 percent overall, declined in all geographic areas as customers reduced inventories built in the first quarter in advance of higher prices. EBIT for the second quarter was $159 million, a substantial improvement from $106 million in the second quarter of 2002. EBIT improved versus last year as the benefit of higher selling prices and continued cost control efforts more than offset the impact of escalating feedstock and energy costs and lower volume.

        Polyethylene sales were up significantly from the second quarter of 2002, as prices increased 21 percent and volume declined 8 percent. Double-digit price increases, driven by significantly higher feedstock and energy costs, were reported in all geographic areas, except Asia Pacific, where prices increased slightly. Demand was consistently weak globally, as customers reduced inventories. Slight volume gains were reported in Europe and Asia Pacific. EBIT for the quarter improved substantially as the strong improvement in selling prices, improved equity earnings from EQUATE Petrochemical Company K.S.C ("EQUATE") and reduced costs more than offset significantly higher ethylene costs.

        Polypropylene sales for the second quarter of 2003 increased significantly versus the same quarter of last year. Prices increased 22 percent from last year as volume declined 7 percent. Price increases, driven by significantly higher feedstock and energy costs, were reported in all geographic areas except Asia Pacific, where prices were flat compared with last year. Volume declined in the quarter as significant volume growth in North America and Asia Pacific was offset by declines in the other geographic areas. The business continued to operate its plants near capacity during the quarter to meet demand. EBIT for the second quarter improved over the same period last year as higher selling prices offset the impact of higher propylene costs.

        Polystyrene sales declined slightly versus the same quarter of last year, as price increases were offset by a 19 percent decline in volume. Double-digit price increases, driven by significantly higher feedstock and energy costs, were reported in all geographic areas. As in the other Plastics businesses, volume was down as customers reduced inventories built in the first quarter. Also contributing to the decline, volume was down in Asia Pacific due to the recent start-up of SAL Petrochemical (Zhangiagang) Co. Ltd., a 50:50 joint venture in The People's Republic of China, which now supplies local customers. EBIT declined from the second quarter of 2002 as price increases and cost reduction initiatives were not sufficient to offset the decline in volume and the increase in styrene monomer costs.

        Plastics sales for the first half of 2002 were $3,851 million, up 24 percent from $3,116 million in 2002. Compared with last year, prices increased 30 percent and volume declined 6 percent. Year to date, EBIT was $296 million, up significantly from $44 million in the first six months of 2002, as the benefit of higher selling prices and continued cost control efforts more than offset the impact of escalating feedstock and energy costs and lower volume.

CHEMICALS

        Second quarter sales for the Chemicals segment were $1,048 million, up 22 percent from $861 million for the second quarter of last year due to a 28 percent increase in prices that was partially offset by a 6 percent decline in volume. Price increases, which continued to be driven by significantly higher feedstock and energy costs, were reported for ethylene glycol; caustic soda; vinyl chloride monomer; and organic intermediates, solvents and monomers ("OISM"). Compared with the second quarter of last year, volume was down for caustic soda, ethylene dichloride and OISM as a sluggish economy resulted in a decrease in demand. EBIT for the quarter was $101 million, up from a loss of $15 million in the second quarter of 2002. EBIT improved as higher selling prices and higher equity earnings from the OPTIMAL Group and EQUATE more than offset the impact of higher feedstock and energy costs and reduced volume.

        For the first half of 2003, sales for the Chemicals segment were $2,097 million, up 36 percent from $1,546 million last year, as prices rose 32 percent and volume grew 4 percent. EBIT for the first six months of the year was $135 million compared with a loss of $68 million last year. Year to date, EBIT improved as significant increases in selling prices and higher equity earnings more than offset sharp increases in feedstock and energy costs.

HYDROCARBONS AND ENERGY

        Hydrocarbons and Energy sales for the quarter were $985 million, up significantly from $583 million in the second quarter of 2002 due to a 42 percent increase in volume and a 27 percent increase in selling prices. Volume increased in part this quarter due to higher sales of byproducts, the result of a change in the mix of feedstocks in the Company's hydrocarbon crackers. Year to date, sales for the segment were $1,944 million, up from $1,068 million in the same period of 2002 due to significant increases in both selling prices and volume. Increases in selling prices during the year were driven by rising feedstock costs.

        The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. Hydrocarbon and Energy EBIT for the quarter was $8 million, compared with $10 million in the second quarter of last year. EBIT for the first half of 2003 was a loss of $13 million, compared with income of $41 million last year. EBIT in 2003 was negatively impacted by a $16 million charge recorded in the first quarter for the impairment of Union Carbide's ethylene production facility in Seadrift, Texas, which is scheduled to be shut down in the third quarter of 2003.

UNALLOCATED AND OTHER

        EBIT for the second quarter of 2003 was a loss of $50 million compared with a loss of $61 million in the second quarter of 2002. Included in the results for Unallocated and Other are:

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

        For the first six months of 2003, EBIT for Unallocated and Other was a loss of $244 million compared with a loss of $205 million for the same period of 2002. Year-to-date results for 2003 included the following costs associated with decisions made in the first quarter relative to under-performing and non-strategic assets: the write-down of Union Carbide's chemical transport vessel (sold in the second quarter of 2003) of $11 million and the write-off of cancelled capital projects totaling $12 million. EBIT for the first half of 2003 was favorably impacted by higher equity earnings from Dow Corning. Results for Unallocated and Other for the first half of 2002 included the unfavorable impact of merger-related integration expenses of $23 million, goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates, and the unfavorable impact of the devaluation of the Argentine peso.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
Percentage change from prior year
	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	(8)%	12%	4%	(4)%	10%	6%
Performance Chemicals	(2)%	10%	8%	1%	7%	8%
Agricultural Sciences	—	5%	5%	6%	5%	11%
Plastics	(11)%	22%	11%	(6)%	30%	24%
Chemicals	(6)%	28%	22%	4%	32%	36%
Hydrocarbons and Energy	42%	27%	69%	39%	43%	82%

Total	(2)%	16%	14%	2%	18%	20%

Geographic area sales
United States	(2)%	14%	12%	2%	14%	16%
Europe	(1)%	23%	22%	1%	29%	30%
Rest of World	(5)%	10%	5%	2%	13%	15%

Total	(2)%	16%	14%	2%	18%	20%

COMPANY SUMMARY

Operating Rate

        The Company's global plant operating rate for its chemicals and plastics businesses was 79 percent in the second quarter of 2003, compared with 80 percent in the second quarter of 2002.

Equity in Earnings (Losses) of Nonconsolidated Affiliates

        Dow's share of the earnings of nonconsolidated affiliates was $90 million in the second quarter of 2003, compared with $21 million in the same quarter last year. Equity earnings increased primarily due to stronger results from the OPTIMAL Group, Compania Mega S.A, UOP LLC and Dow Corning Corporation, partially offset by a decline in results from DuPont Dow Elastomers L.L.C.

        For the first six months of 2003, equity earnings were $129 million compared with a loss of $5 million in the first half of 2002. In addition to the joint ventures previously mentioned, improved results from EQUATE and Univation Technologies, LLC contributed to the improvement in year-to-date equity earnings compared with the first half of 2002. Additionally, equity earnings in the first quarter of 2002 were negatively impacted by goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates.

Sundry Income (Expense)—Net

        Sundry income (expense) includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) for the second quarter of 2003 was net income of $52 million compared with net expense of $4 million in the second quarter of 2002. Sundry income (expense) in the second quarter increased from last year principally due to a swing in foreign exchange hedging results. Year-to-date, Sundry income (expense) was net income of $46 million compared with net expense of $17 million for the first half of 2002. Sundry income (expense) in 2003 included a charge of $11 million in the first quarter associated with the write-down of Union Carbide's chemical transport vessel (sold in the second quarter of 2003). Sundry income (expense) in 2002 included the unfavorable impact of the devaluation of the Argentine peso in the first quarter.

Net Interest Expense

        Net interest expense (interest expense less capitalized interest and interest income) was $189 million in the second quarter of 2003 compared with $174 million in the second quarter of last year. Year to date, net interest expense was $384 million, up from $347 million for the first six months of 2002. Net interest expense in 2003 increased due to an increase in total debt.

Provision for Taxes on Income

        The effective tax rate for the second quarter was 30.5 percent, versus 30.4 percent for the second quarter of 2002. The effective tax rate for the first six months of the year was 30.7 percent, compared with 31.0 percent for the same period last year. The effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available.

Outlook

        Global GDP growth for 2003 is expected to be around 2 percent. While growth in the first half of the year was dampened by geopolitical uncertainty as well as high oil and gas prices, the second half is expected to see improved growth. The United States is starting to see the first signs of improvement as a result of fiscal and monetary stimulus, although the recovery is very fragile. Some European central banks lowered interest rates in the second quarter, which should improve economic activity in that region. In Asia Pacific, the service sector was impacted by SARS in the second quarter, but Chinese export demand and industrial production have remained strong.

        Overall feedstock and energy costs are expected to remain stubbornly high, about flat in the third quarter compared with the second quarter, although there will likely be some shifts for specific products and geographies. With the expected rise in average prices for crude oil and naphtha, and moderate declines in natural gas, North American feedstock costs are expected to show relative improvement compared with those in Europe. Downward pressure on prices is expected in the third quarter. Third quarter sales are difficult to forecast due to the impact of the summer vacation season, especially in Europe. Several businesses, including Polystyrene and Ethylene Glycol saw volume increase late in the second quarter, which may signal improved demand for the third quarter. Based on normal seasonal patterns, Agricultural Sciences is expected to be about breakeven for the balance of the year. With a pickup in economic activity and no further increases in hydrocarbon costs, Dow's third quarter earnings are expected to show an improvement compared with the third quarter of last year through continued focus on implementation of Dow's financial improvement program.

CHANGES IN FINANCIAL CONDITION

        The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
In millions	June 30, 2003	June 30, 2002
Cash provided by (used in):
Operating activities	$1,662	$540
Investing activities	(571)	(786)
Financing activities	(327)	327
Effect of exchange rate changes on cash	28	(2)

Net change in cash and cash equivalents	$792	$79

        Cash provided by operating activities increased in the first six months of 2003 compared with the first six months of 2002, primarily due to improved earnings, the securitization of European trade receivables and the collection of amounts due on noncurrent receivables.

        Cash used in investing activities decreased in the first six months of 2003 compared with the first six months of 2002, primarily due to a reduction in capital expenditures.

        Cash used in financing activities increased in the first six months of 2003 principally due to higher payments to reduce long-term debt.

        The following tables present working capital, total debt and certain balance sheet ratios at June 30, 2003 versus December 31, 2002:

Working Capital In millions	June 30, 2003	Dec. 31, 2002
Current assets	$12,250	$11,375
Current liabilities	9,587	8,856

Working capital	$2,663	$2,519

Current ratio	1.28:1	1.28:1
Days-sales-outstanding-in-receivables	44	45
Days-sales-in-inventory	60	64
Total Debt In millions	June 30, 2003	Dec. 31, 2002
Notes payable	$586	$580
Long-term debt due within one year	1,260	797
Long-term debt	11,636	11,659

Total debt	$13,482	$13,036

Gross debt as a percent of total capitalization	59.4%	59.2%
Net debt* as a percent of total capitalization	54.7%	56.0%

*
Net debt equals total debt minus cash, cash equivalents, marketable securities, and interest-bearing deposits.

        As part of its ongoing financing activities, Dow routinely issues promissory notes under its U.S. and Euromarket commercial paper programs. At June 30, 2003, there were no commercial paper borrowings outstanding. In the event Dow is unable to access these short-term markets, due to a systemic disruption or other extraordinary events, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.75 billion 364-day revolving credit facility agreement that matures in June 2004 (that was renewed during the second quarter on essentially the same terms and conditions as the previous agreement) and a $1.25 billion 5-year revolving credit facility agreement that matures in June 2004. Additional unused credit facilities totaling $836 million were available for use by foreign subsidiaries. At June 30, 2003, the Company also had Japanese yen 70 billion (approximately $584 million) available in yen-denominated securities through the Japanese Ministry of Finance and Euro 500 million (approximately $572 million) available under the Company's Euro Medium-Term Note Program.

        On April 25, 2003, the Company filed a prospectus supplement registering $500 million of its existing $2 billion in SEC-registered securities for use in its retail Medium-Term Note Program. At June 30, 2003, $80 million had been issued, leaving a total of $1.9 billion available in SEC-registered securities. Under the Medium-Term Note Program, there was a total of $816 million in notes (with maturity dates ranging from 2005 through 2013) outstanding at June 30, 2003.

        On June 26, 2003, the Company filed a registration statement on Form S-3 with the SEC for an additional $1.5 billion of registered securities. This registration statement has not yet been declared effective by the SEC.

        On January 31, 2003, Moody's Investor Services reaffirmed the Company's senior unsecured debt rating of "A3" and its short-term debt rating of "Prime-2," but changed its ratings outlook to "negative." On February 3, 2003, Fitch, Inc. lowered the Company's senior unsecured debt rating from "A" to "A-" and its short-term debt rating from "F1" to "F2" and maintained its rating outlook as negative. On March 14, 2003, Standard & Poor's lowered the Company's senior unsecured debt rating from "A" to "A-" and its short-term debt rating from "A1" to "A2" and maintained its rating outlook as "negative." The Company's ability to access credit facilities has not been affected as a result of these changes, although over time, the Company may incur marginally higher borrowing costs.

        Dow leases real property, railcars, and certain manufacturing facilities from various entities. These entities are not owned directly or indirectly by the Company or any of its directors, officers or employees. Those transactions that meet the requirements for operating lease treatment under SFAS No. 13, "Accounting for Leases," are recorded as such. For further discussion, including information regarding future minimum lease commitments, see Note M to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        Dow has an operating lease with an entity that qualifies as a variable interest entity ("VIE") under FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." The VIE, which was established in 1998, is a foreign trust that leases ethylene and polyethylene manufacturing facilities in Argentina. Based on the terms of the lease agreement, which matures in 2017, and the residual value guarantee Dow provides to the lessor, the Company will be the primary beneficiary of the VIE, as defined in FIN No. 46. As a result, Dow will be required to consolidate the assets of $500 million and liabilities of $523 million held by the VIE in the third quarter of 2003. Upon adoption of FIN No. 46, accumulated depreciation expense of $23 million (after tax and minority interest) will be included in "Cumulative effect of changes in accounting principles."

        Upon termination or expiration of the leases, Dow may return the assets to the lessors, renew the leases, or purchase the assets for an amount based on a fair market value determination. Dow had provided residual value guarantees totaling $1,859 million, which included $455 million related to the VIE, at June 30, 2003 and $1,694 million, which included $455 million related to the VIE, at December 31, 2002, to the various lessors. Given the productive nature of the assets, it is probable they will have continuing value to Dow or another company in excess of the residual value guarantees.

        Following the FASB's issuance of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," in May 2003, the Company evaluated the preferred securities previously issued by two consolidated subsidiaries and concluded that the $500 million of preferred partnership units issued by Tornado Finance V.O.F. ("Tornado") is within the scope of the standard and must be classified as a liability of the Company upon adoption of SFAS No. 150 on July 1, 2003; however, the rights of the holders of Tornado's preferred partnership units were subsequently modified to eliminate the unconditional mandatory redemption feature. Therefore, the preferred partnership units will be classified as preferred securities of subsidiaries when the financial statements are issued for the third quarter of 2003. See Note B for additional information regarding SFAS No. 150. See Note P to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding preferred securities of subsidiaries.

        The Company also had outstanding guarantees at June 30, 2003. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note F to the Consolidated Financial Statements.

        On July 30, 2003, the Company paid a quarterly dividend of $0.335 per share to shareholders of record on June 30, 2003. Since 1912, the Company has paid a dividend every quarter and in each instance Dow has maintained or increased the dividend.

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

  Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At June 30, 2003, Union Carbide's asbestos-related liability for pending and future claims was $2.1 billion.

  Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. At June 30, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.2 billion. In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $254 million at June 30, 2003. The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded. Union Carbide expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred by Union Carbide in the future for asbestos-related litigation, net of insurance, will impact Union Carbide's results of operations in future periods. For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements.

  Environmental Matters

  The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $394 million at December 31, 2002, for environmental remediation and restoration costs, including $43 million for the remediation of Superfund sites. At June 30, 2003, the Company had accrued obligations of $388 million for environmental remediation and restoration costs, including $37 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

  Income Taxes

  Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At June 30, 2003, the Company had a net deferred tax asset balance of $2.9 billion, after valuation allowances of $703 million. For additional information, see Note S to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At June 30, 2003, Union Carbide's asbestos-related liability for pending and future claims was $2.1 billion.

        Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At June 30, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.2 billion. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $254 million at June 30, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

        As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Breast Implant Matters

        No material developments regarding this matter occurred during the second quarter of 2003. For a summary of the history and current status of this matter, see Note F to the Consolidated Financial Statements.

Asbestos-Related Matters of Union Carbide Corporation

        No material developments regarding this matter occurred during the second quarter of 2003. For a summary of the history and current status of this matter, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation; and Note F to the Consolidated Financial Statements.

Environmental Matters

        On September 27, 2002, the United States Environmental Protection Agency, Region 6, filed an administrative complaint against Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, charging civil fines of $185,458 for certain alleged violations of the Clean Air Act and the Resource Conservation and Recovery Act at Union Carbide's Texas City Operations. A Consent Agreement and Final Order was entered into, effective April 15, 2003, resolving those issues as well as certain other alleged Clean Air Act violations at Texas City Operations that were voluntarily disclosed by Union Carbide. Pursuant to the Consent Agreement and Final Order, Union Carbide paid a civil penalty of $133,508 on May 15, 2003, and agreed to perform a supplemental environmental project valued at $127,063.

        On July 7, 2003, the New Hampshire Department of Environmental Services (the "NHDES") filed a Petition for Permanent Injunction, Cost Recovery and Civil Forfeiture in the Southern District of the Hillsborough County Superior Court, New Hampshire, alleging that Hampshire Chemical Corp., an indirect wholly owned subsidiary of the Company, had violated certain hazardous waste laws, rules and permits at its Nashua, New Hampshire facility. Among other remedies, the NHDES is seeking "civil forfeiture" (civil penalties) that may exceed $100,000.

        As most recently reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Louisiana Department of Environmental Quality (the "LDEQ") took certain actions on October 16, 2001, December 3, 2002 and December 20, 2002, with respect to alleged environmental violations at the Company's Louisiana facilities. On July 24, 2003, the Company and the State of Louisiana, through the LDEQ, entered into a written Settlement Agreement resolving these matters as well as certain alleged water permit violations from September 2002 through December 2002 and certain alleged air permit violations. Pursuant to the Settlement Agreement, the Company will pay a civil penalty to the State of Louisiana of $1 million and will spend an additional $1.4 million for various environmental projects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of stockholders of The Dow Chemical Company was held on May 8, 2003. At that meeting the following directors were elected to serve three-year terms to expire at the annual meeting in 2006: J. Michael Cook, Willie D. Davis, Keith R. McKennon, J. Pedro Reinhard and Paul G. Stern. In addition, the terms of the following directors continued after that meeting: Arnold A. Allemang, Jacqueline K. Barton, Anthony J. Carbone, John C. Danforth, Barbara Hackman Franklin, James M. Ringler, Harold T. Shapiro and William S. Stavropoulos.

        The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter		For	Against	Withheld	Abstentions	Broker Nonvotes
1.	Election of Directors: Class I
	J. Michael Cook	742,870,765	N/A	44,892,473	N/A	N/A
	Willie D. Davis	745,149,254	N/A	42,613,984	N/A	N/A
	Keith R. McKennon	775,638,645	N/A	12,124,593	N/A	N/A
	J. Pedro Reinhard	773,689,016	N/A	14,074,222	N/A	N/A
	Paul G. Stern	742,057,318	N/A	45,705,920	N/A	N/A
2.	Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for 2003	762,264,981	19,639,366	N/A	5,858,891	N/A
3.	Authorization of the 2003-2013 Employees' Stock Purchase Plan	603,364,546	76,028,096	N/A	6,664,888	101,705,709
4.	Authorization of the 2003 Non-Employee Directors' Stock Incentive Plan	563,207,824	114,394,053	N/A	8,455,646	101,705,716
5.	Stockholder Proposal, Persistent Bioaccumulative Toxins	43,089,014	582,922,737	N/A	60,045,768	101,705,719

N/A—Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

        See the Exhibit Index on page 38 of this Quarterly Report on Form 10-Q for exhibits filed with this report and exhibits incorporated by reference. The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
23	Analysis, Research & Planning Corporation's Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

        The following Current Reports on Form 8-K were filed by the Company during the second quarter of 2003:

    On April 24, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on April 24, 2003, announcing the first quarter of 2003 earnings for the Company.

    On June 20, 2003, the Company filed a Current Report on Form 8-K solely for the purpose of conforming certain information included in its prior filings to the new requirements of Item 10 of Regulation S-K, which addresses the use of non-GAAP financial measures.

        The following Current Report on Form 8-K was filed by the Company subsequent to the second quarter of 2003:

    On July 24, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on July 24, 2003, announcing the second quarter of 2003 earnings for the Company.

The following trademarks of The Dow Chemical Company or its subsidiaries appear in this report: CELLOSIZE, ETHOCEL, METHOCEL

The following trademark of FilmTec Corporation appears in this report:    FILMTEC

The Dow Chemical Company and Subsidiaries
Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY Registrant
Date: August 5, 2003
/s/ FRANK H. BROD Frank H. Brod Vice President & Controller

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
23	Analysis, Research & Planning Corporation's Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
The Dow Chemical Company and Subsidiaries Signature
The Dow Chemical Company and Subsidiaries Exhibit Index