Form 10-Q
period 2003-09-30
DOW CHEMICAL CO /DE/
filed 2003-10-30
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒    No ☐

Class	Outstanding at September 30, 2003
Common Stock, par value $2.50 per share	920,534,758 shares

The Dow Chemical Company
Table of Contents

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net Sales	$7,977	$7,084	$24,300	$20,648

Cost of sales	6,861	6,049	20,994	17,435
Research and development expenses	247	262	730	784
Selling, general and administrative expenses	334	389	1,043	1,185
Amortization of intangibles	14	16	44	49
Merger-related expenses and restructuring	—	32	—	55
Equity in earnings of nonconsolidated affiliates	74	47	203	42
Sundry income (expense)—net	69	18	115	1
Interest income	22	13	60	43
Interest expense and amortization of debt discount	204	194	626	571

Income before Income Taxes and Minority Interests	482	220	1,241	655

Provision for income taxes	127	67	360	202
Minority interests' share in income	23	25	71	49

Income before Cumulative Effect of Changes in Accounting Principles	332	128	810	404

Cumulative effect of changes in accounting principles	—	—	(9)	67

Net Income Available for Common Stockholders	$332	$128	$801	$471

Share Data
Earnings before cumulative effect of changes in accounting principles per common share—basic	$0.36	$0.14	$0.88	$0.44
Earnings per common share—basic	$0.36	$0.14	$0.87	$0.52
Earnings before cumulative effect of changes in accounting principles per common share—diluted	$0.36	$0.14	$0.88	$0.44
Earnings per common share—diluted	$0.36	$0.14	$0.87	$0.51
Common stock dividends declared per share of common stock	$0.335	$0.335	$1.005	$1.005
Weighted-average common shares outstanding—basic	919.8	911.7	917.3	909.9
Weighted-average common shares outstanding—diluted	926.5	917.9	922.9	917.3

Depreciation	$434	$417	$1,293	$1,207

Capital Expenditures	$256	$398	$751	$1,086

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2003	Dec. 31, 2002
Assets
Current Assets
Cash and cash equivalents	$2,566	$1,484
Marketable securities and interest-bearing deposits	47	89
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2003: $124; 2002: $127)	3,144	3,116
Other	2,184	2,369
Inventories	4,167	4,208
Deferred income tax assets—current	133	109

Total current assets	12,241	11,375

Investments
Investment in nonconsolidated affiliates	1,800	1,565
Other investments	1,924	1,689
Noncurrent receivables	308	577

Total investments	4,032	3,831

Property
Property	39,307	37,934
Less accumulated depreciation	25,797	24,137

Net property	13,510	13,797

Other Assets
Goodwill	3,226	3,189
Other intangible assets (net of accumulated amortization—2003: $380; 2002: $349)	590	613
Deferred income tax assets—noncurrent	3,850	3,776
Asbestos-related insurance receivables—noncurrent	1,300	1,489
Deferred charges and other assets	1,556	1,492

Total other assets	10,522	10,559

Total Assets	$40,305	$39,562

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$371	$580
Long-term debt due within one year	1,086	797
Accounts payable:
Trade	2,601	2,834
Other	1,987	1,789
Income taxes payable	217	202
Deferred income tax liabilities—current	32	30
Dividends payable	308	326
Accrued and other current liabilities	2,551	2,298

Total current liabilities	9,153	8,856

Long-Term Debt	11,695	11,659

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,117	994
Pension and other postretirement benefits—noncurrent	3,834	3,775
Asbestos-related liabilities—noncurrent	1,923	2,072
Other noncurrent obligations	3,255	3,214

Total other noncurrent liabilities	10,129	10,055

Minority Interest in Subsidiaries	368	366

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	1	—
Unearned ESOP shares	(52)	(61)
Retained earnings	9,376	9,520
Accumulated other comprehensive loss	(1,857)	(2,097)
Treasury stock at cost	(1,961)	(2,189)

Net stockholders' equity	7,960	7,626

Total Liabilities and Stockholders' Equity	$40,305	$39,562

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

		Nine Months Ended
In millions (Unaudited)		Sept. 30, 2003	Sept. 30, 2002
Operating Activities	Income before cumulative effect of changes in accounting principles	$810	$404
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	1,401	1,305
	Provision for deferred income tax	122	15
	Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	(88)	27
	Minority interests' share in income	71	49
	Net (gain) loss on sales of consolidated companies	3	(4)
	Net gain on sales of property and businesses	(93)	(11)
	Other net gain	(17)	(28)
	Net gain on sales of nonconsolidated affiliates	(21)	—
	Tax benefit—nonqualified stock option exercises	23	18
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	(288)	(505)
	Inventories	(22)	(49)
	Accounts payable	(48)	100
	Noncurrent receivables	269	136
	Other assets and liabilities	608	(114)

	Cash provided by operating activities	2,730	1,343

Investing Activities	Capital expenditures	(751)	(1,086)
	Proceeds from sales of property and businesses	202	52
	Acquisitions of businesses, net of cash received	(8)	—
	Investments in consolidated companies	(69)	—
	Proceeds from sales of consolidated companies	—	39
	Investments in nonconsolidated affiliates	(70)	(74)
	Proceeds from sales of nonconsolidated affiliates	51	—
	Purchases of investments	(1,283)	(1,362)
	Proceeds from sales and maturities of investments	1,136	1,338

	Cash used in investing activities	(792)	(1,093)

Financing Activities	Changes in short-term notes payable	(195)	(274)
	Payments on long-term debt	(797)	(424)
	Proceeds from issuance of long-term debt	901	1,596
	Purchases of treasury stock	(5)	(3)
	Proceeds from sales of common stock	138	118
	Distributions to minority interests	(53)	(67)
	Dividends paid to stockholders	(920)	(912)

	Cash provided by (used in) financing activities	(931)	34

Effect of Exchange Rate Changes on Cash		75	(4)

Summary	Increase in cash and cash equivalents	1,082	280
	Cash and cash equivalents at beginning of year	1,484	220

	Cash and cash equivalents at end of period	$2,566	$500

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net Income Available for Common Stockholders	$332	$128	$801	$471
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	3	(41)	35	(64)
Translation adjustments	51	(47)	236	137
Minimum pension liability adjustments	—	—	(3)	—
Net losses on cash flow hedging derivative instruments	(30)	(23)	(28)	(19)

Total other comprehensive income (loss)	24	(111)	240	54

Comprehensive Income	$356	$17	$1,041	$525

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

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which replaced APB Opinion No. 17, "Intangible Assets," and established new accounting and reporting requirements for goodwill and other intangible assets, effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill and intangible assets deemed to have indefinite useful lives are not amortized, but are subject to impairment testing. Impairment testing was required at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), Dow performs impairment tests during the fourth quarter of each year, in conjunction with the Company's annual budgeting process. Effective January 1, 2002, Dow ceased all amortization of goodwill, which is its only intangible asset with an indefinite useful life, and tested recorded goodwill for impairment by comparing the fair value of each reporting unit, determined using a discounted cash flow method, with its carrying value.

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

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's disclosures related to guarantees can be found in Note F.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6, which defers the effective date for FIN No. 46 to the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003. See Note G for disclosures regarding the Company's VIEs, and the expected impact of adoption in the fourth quarter of 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires the classification of certain financial instruments that embody obligations for the issuer as liabilities (or assets in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company evaluated the preferred securities previously issued by two consolidated subsidiaries and concluded that the $500 million of preferred securities issued by Hobbes Capital S.A. is outside of the scope of the standard and will continue to be classified as "Preferred Securities of Subsidiaries." The $500 million of preferred partnership units issued by Tornado Finance V.O.F. ("Tornado") is within the scope of the standard and was classified as a liability of the Company upon adoption of SFAS No. 150 on July 1, 2003. The rights of the holders of Tornado's preferred partnership units were subsequently modified to eliminate the unconditional mandatory redemption feature; therefore, the preferred partnership units were classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheet at September 30, 2003. See Note P to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for additional information.

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

        In conjunction with this program, merger-related expenses of $50 million (including $21 million of severance), exclusively related to the merger, were recorded in the first nine months of 2002. In the third quarter of 2002, the Company also recorded severance of $5 million related to a workforce reduction program at Dow AgroSciences.

        During the fourth quarter of 2002, an additional charge of $34 million was recorded for merger-related severance. Under this revised severance program, $62 million was paid to 746 former employees in the first quarter of 2003.

Other Restructuring

        In late 2002, immediately following the appointment of a new President and CEO, management began a series of studies to determine potential actions relative to under-performing assets and employment levels. Prior to the end of 2002, certain studies were completed and management made decisions relative to certain assets. The economic effects of these decisions resulted in a pretax charge in the fourth quarter of 2002 of $168 million, which included $37 million for severance for 624 employees (included in Unallocated and Other for segment reporting purposes). The charge for severance was based on severance plans communicated to employees. In the first nine months of 2003, severance of $16 million was paid to approximately 260 former employees, leaving an accrual balance of $21 million to be paid to approximately 375 employees. The program is expected to be completed in the fourth quarter of 2003.

        In the first quarter of 2003, additional studies regarding non-strategic and under-performing assets were completed and management made decisions relative to certain assets. These decisions resulted in the write-down of the net book value of several manufacturing facilities totaling $37 million (the largest of which was $16 million associated with the impairment of Union Carbide's Seadrift, Texas, ethylene cracker, which was shut down in the third quarter of 2003), the impairment of Union Carbide's chemical transport vessel (sold in the second quarter of 2003) of $11 million, and the write-off of cancelled capital projects totaling $12 million.

NOTE D—INVENTORIES

        The following table provides a breakdown of inventories at September 30, 2003 and December 31, 2002:

Inventories In millions	Sept. 30, 2003	Dec. 31, 2002
Finished goods	$2,366	$2,523
Work in process	917	843
Raw materials	450	452
Supplies	434	390

Total inventories	$4,167	$4,208

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $342 million at September 30, 2003 and $209 million at December 31, 2002.

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table shows changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by operating segment:

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at December 31, 2002	$905	$784	$1,320	$117	$63	$3,189
Increase related to acquisitions:
Remaining 20% interest in INCA International SPA	—	—	—	25	—	25
Remaining 26.7% interest in Union Carbide do Brasil S.A.	—	—	—	11	—	11
Remaining 50% interest in Epoxital S.R.L.	8	—	—	—	—	8

Total increase related to acquisitions	8	—	—	36	—	44

Goodwill write-off related to sale of Sentrachem businesses: Karbochem, Chemical Intermediates, and Calcium Carbide	—	(3)	—	(4)	—	(7)

Total adjustments	8	(3)	—	32	—	37

Goodwill at September 30, 2003	$913	$781	$1,320	$149	$63	$3,226

        The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets

	At September 30, 2003			At December 31, 2002
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$267	$(105)	$162	$288	$(117)	$171
Patents	152	(76)	76	153	(64)	89
Software	306	(144)	162	271	(126)	145
Trademarks	140	(24)	116	140	(18)	122
Other	105	(31)	74	110	(24)	86

Total	$970	$(380)	$590	$962	$(349)	$613

        The following table provides a summary of acquisitions of intangible assets for the nine months ended September 30, 2003:

Acquisitions of Intangible Assets in 2003

In millions	Acquisition Cost	Weighted-average Amortization Period
Intangible assets with finite lives:
Licenses and intellectual property	$8	13.3 years
Software	14	5.0 years

Total	$22	8.0 years

        Amortization expense for other intangible assets (not including software) was $14 million in the third quarter of 2003, compared with $16 million in the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $44 million, compared with $49 million for the first nine months of 2002. Amortization expense for software, which is included in cost of sales, totaled $7 million in the third quarter of 2003 and the third quarter of 2002. For the first nine months of this year, amortization expense for software was $21 million, up from $18 million in the same period last year. Total estimated amortization expense for 2003 and the five succeeding fiscal years is as follows:

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

Environmental Matters

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $394 million at December 31, 2002, for environmental remediation and restoration costs, including $43 million for the remediation of Superfund sites. At September 30, 2003, the Company had accrued obligations of $378 million for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

        Separately, on June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License to the Company's Midland, Michigan manufacturing site, which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawasee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The operating license required the Company, by August 11, 2003, to propose a detailed Statement of Work for the off-site investigation, for review and approval by the MDEQ. Statements of Work have been submitted to the MDEQ and have been disseminated for public comment.

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

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At September 30, 2003, Union Carbide's asbestos-related liability for pending and future claims was $2.0 billion.

        Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At September 30, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.2 billion. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $267 million at September 30, 2003.

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

        In September 2003, Union Carbide filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage. Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is collectible. Union Carbide reached this conclusion after a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies.

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

Other Litigation Matters

        The U.S., Canadian and European competition authorities have initiated separate investigations into alleged anticompetitive behavior by certain participants in the synthetic rubber industry. DuPont Dow Elastomers L.L.C. ("DDE"), a 50:50 joint venture, and certain Company subsidiaries (but as to the investigation in Europe only) have responded, or are in the process of responding, to requests for documents and are otherwise cooperating in the investigations. Separately, related civil actions have been filed in various U.S. federal and state courts. Certain of these actions have named the Company. Although these investigations and related litigation are still at an early stage, it is probable that a loss will be incurred at DDE, but it is impossible at this time to estimate the range or amount.

        In addition to the breast implant, DBCP and environmental remediation matters, and as disclosed in the preceding paragraph, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage that will be utilized to minimize the impact, if any, of the contingencies described above.

Summary

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

        In addition to the take or pay obligations at December 31, 2002, the Company had outstanding purchase commitments which ranged from one to 23 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $158 million. In general, such commitments were at prices not in excess of current market prices. At December 31, 2002, the Company was also committed to lease manufacturing facilities under construction in The Netherlands and a pipeline under construction in Germany. At September 30, 2003, the Company was also committed to lease manufacturing facilities under construction in Germany.

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

        The following tables provide a summary of the aggregate terms, maximum future payments and associated liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2003

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$783	—
Residual value guarantees	2017	1,861	—

Total		$2,644	—

Guarantees at December 31, 2002

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$928	—
Residual value guarantees	2017	1,694	—

Total		$2,622	—

NOTE G—VARIABLE INTEREST ENTITIES

        At the beginning of 2003, Dow had operating leases with nine special purpose entities that qualified as variable interest entities ("VIEs") under FIN No. 46, "Consolidation of Variable Interest Entities." Seven of the VIEs were dissolved during the second quarter of 2003, and the rights and obligations of the dissolved VIEs under the existing lease agreements were assumed by lessors that do not qualify as VIEs.

        During the second quarter of 2003, Dow terminated its lease of an ethylene facility in The Netherlands with a VIE and entered into a lease with a new owner trust, which qualifies as a VIE. Dow is not the primary beneficiary of the owner trust and is, therefore, not required to consolidate the owner trust. At September 30, 2003, the facility was valued at $394 million. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based upon a fair market value determination. At September 30, 2003, Dow had provided to the owner trust a residual value guarantee of $363 million, which represents Dow's maximum exposure to loss under the lease. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee.

        Dow has an operating lease with an entity that qualifies as a VIE under FIN No. 46. The VIE, which was established in 1998, is a foreign company that leases ethylene and polyethylene manufacturing facilities in Argentina. Based on the terms of the lease agreement, which matures in 2017, and the residual value guarantee Dow provides to the lessor, the Company will be the primary beneficiary of the VIE, as defined in FIN No. 46. As a result, if the facts and circumstances remain the same, Dow will be required to consolidate the assets of $495 million and liabilities of $523 million held by the VIE at December 31, 2003. Upon adoption of FIN No. 46, accumulated depreciation expense of $28 million (after tax and minority interest) will be included in "Cumulative effect of changes in accounting principles." Upon termination or expiration of the lease, Dow may return the assets to the lessor, renew the lease, or purchase the assets for an amount based on a fair market value determination. Dow had provided a residual value guarantee to the lessor of $455 million at September 30, 2003 and December 31, 2002, which represents Dow's maximum exposure to loss under the lease. Given the productive nature of the assets, it is probable they will have continuing value to Dow or another company in excess of the residual value guarantee.

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

NOTE H—ASSET RETIREMENT OBLIGATIONS

        In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company has recognized asset retirement obligations related to demolition and remediation activities at manufacturing sites in the United States, Germany, France and The Netherlands. In addition, the Company has recognized obligations related to capping activities at landfill sites in the United States, Canada and Brazil. At September 30, 2003, the aggregate carrying amount of asset retirement obligations recognized by the Company was $41 million. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

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

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Dividend yield	2.19%	4.48%	3.89%	4.40%
Expected volatility	38.99%	38.11%	41.09%	42.75%
Risk-free interest rate	0.98%	3.14%	2.28%	4.18%
Expected life of stock option plans	5 years	7 years	5 years	7 years
Expected life of stock purchase plan	0.67 years	0.83 years	0.67 years	0.83 years

        The following table provides pro forma results as if the fair value based method had been applied to all outstanding and unvested awards, including stock options, deferred stock grants, and subscriptions to purchase shares under the ESPP, in each period:

	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net income, as reported	$332	$128	$801	$471
Add: Stock-based compensation expense included in reported net income, net of tax	10	3	21	10
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(19)	(26)	(57)	(81)

Pro forma net income	$323	$105	$765	$400

Earnings per share:
Basic—as reported	$0.36	$0.14	$0.87	$0.52
Basic—pro forma	0.35	0.12	0.83	0.44
Diluted—as reported	0.36	0.14	0.87	0.51
Diluted—pro forma	0.35	0.11	0.83	0.44

NOTE J—OPERATING SEGMENTS AND GEOGRAPHIC AREAS

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Operating segment sales
Performance Plastics	$1,966	$1,815	$5,721	$5,369
Performance Chemicals	1,399	1,316	4,174	3,877
Agricultural Sciences	623	551	2,318	2,082
Plastics	1,890	1,667	5,741	4,783
Chemicals	1,098	917	3,195	2,463
Hydrocarbons and Energy	939	711	2,883	1,779
Unallocated and Other	62	107	268	295

Total	$7,977	$7,084	$24,300	$20,648

Operating segment EBIT (1)
Performance Plastics	$199	$140	$498	$532
Performance Chemicals	233	172	540	535
Agricultural Sciences	42	(25)	405	190
Plastics	155	170	451	214
Chemicals	82	38	217	(30)
Hydrocarbons and Energy	19	9	6	50
Unallocated and Other	(66)	(103)	(310)	(308)

Total	$664	$401	$1,807	$1,183

Geographic area sales
United States	$3,124	$2,843	$9,622	$8,467
Europe	2,649	2,384	8,519	6,898
Rest of World	2,204	1,857	6,159	5,283

Total	$7,977	$7,084	$24,300	$20,648

(1)
Dow uses "Earnings before Interest, Income Taxes and Minority Interests" ("EBIT") as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income Available for Common Stockholders" is provided below:

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
EBIT	$664	$401	$1,807	$1,183
Interest income	22	13	60	43
Interest expense and amortization of debt discount	204	194	626	571
Provision for income taxes	127	67	360	202
Minority interests' share in income	23	25	71	49
Cumulative effect of changes in accounting principles	—	—	(9)	67

Net Income Available for Common Stockholders	$332	$128	$801	$471

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

RESULTS OF OPERATIONS

Selected data for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Sales	$7,977	$7,084	$24,300	$20,648
Cost of sales	6,861	6,049	20,994	17,435
% of sales	86%	85%	86%	84%
Research and development, and selling, general and administrative expenses	581	651	1,773	1,969
% of sales	7%	9%	7%	10%
Effective tax rate	26.3%	30.5%	29.0%	30.8%
Net income available for common stockholders	$332	$128	$801	$471
Earnings per common share—basic	$0.36	$0.14	$0.87	$0.52
Earnings per common share—diluted	$0.36	$0.14	$0.87	$0.51
Operating rate percentage	84%	80%	81%	79%

        Net sales for the third quarter of 2003 were $8.0 billion, up 13 percent from $7.1 billion in the third quarter of last year. Prices improved 8 percent, due to increasing feedstock and energy costs, and the favorable impact of currency on sales in Europe, while volume grew 5 percent, reflecting some improvement in economic conditions (see Sales Volume and Price table on page 24). Compared with last year, prices were up in all geographic areas and all businesses. Volume, up in all geographic areas, improved in all segments except Performance Chemicals, which was flat versus the third quarter of last year. Volume was especially strong in Asia Pacific, where demand has recovered in China. Year to date, net sales were $24.3 billion, up 18 percent from $20.6 billion in the first nine months of 2002 on a 15 percent increase in selling prices and 3 percent volume growth.

        Operating expenses (research and development, and selling, general and administrative expenses) were $581 million in the third quarter of 2003, down $70 million or 11 percent, from $651 million in the third quarter of last year. Expenses declined as the Company continued its cost control efforts and as spending for growth initiatives was focused on those opportunities with the greatest potential for value creation. For the first nine months of the year, operating expenses totaled $1,773 million, down 10 percent from $1,969 million for the same period last year.

        Net income for the third quarter of 2003 was $332 million or $0.36 per share, compared with $128 million or $0.14 per share for the third quarter of 2002. Compared with the same period last year, net income for the quarter improved as higher selling prices, increased volume, lower operating expenses, improved equity earnings and several small gains on sales of non-strategic assets more than offset higher feedstock and energy costs of approximately $465 million and the negative impact of currency on cost. Net income in the third quarter of last year was negatively impacted by the following items, reflected in "Merger-related expenses and restructuring:" additional pretax expenses of $27 million related to the Union Carbide merger (reflected in Unallocated and Other); and pretax severance of $5 million related to a workforce reduction program at Dow AgroSciences (reflected in the Agricultural Sciences segment).

        Net income for the first nine months of 2003 was $801 million or $0.87 per share, compared with $471 million or $0.51 per share for the same period of 2002. Year-to-date net income for 2003 was reduced by an after-tax charge of $9 million related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" (reflected in "Cumulative effect of changes in accounting principles"). Despite a $2.4 billion increase in feedstock and energy costs, the negative impact of currency on cost, and asset impairments of approximately $60 million in the first quarter of this year, net income improved significantly from last year due to higher selling prices, volume growth, continued cost control efforts, improved equity earnings and several small gains on sales of non-strategic assets.

        Last year, net income for the first nine months of the year was impacted by several items: additional pretax expenses of $50 million related to the Union Carbide merger (reflected in "Merger-related expenses and restructuring" in Unallocated and Other); pretax severance of $5 million related to a workforce reduction program at Dow AgroSciences (reflected in "Merger-related expenses and restructuring" in the Agricultural Sciences segment); pretax goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates (reflected in "Equity in earnings of nonconsolidated affiliates" in Unallocated and Other); a $10 million pretax restructuring charge (Dow's share) recorded by UOP LLC in the second quarter (reflected in "Equity in earnings of nonconsolidated affiliates" in the Performance Plastics segment); and a net after-tax gain of $67 million related to the adoption of two new accounting standards (SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets").

        The following tables show the impact of certain items recorded in the three-month and nine-month periods ended September 30, 2003 and 2002:

	Pretax Impact(1)		Impact on Net Income(2)
	Three Months Ended		Three Months Ended
In millions	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Merger-related expenses and restructuring	—	$(32)	—	$(20)

Total	—	$(32)	—	$(20)

	Pretax Impact(1)		Impact on Net Income(2)
	Nine Months Ended		Nine Months Ended
In millions	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Merger-related expenses and restructuring	—	$(55)	—	$(35)
Goodwill impairment losses in nonconsolidated affiliates	—	(16)	—	(16)
UOP restructuring	—	(10)	—	(7)
Cumulative effect of changes in accounting principles	—	—	$(9)	67

Total	—	$(81)	$(9)	$9

(1)
Impact on "Income before Income Taxes and Minority Interests"

(2)
Impact on "Net Income Available for Common Stockholders"

SEGMENT RESULTS

        Dow uses "Earnings before Interest, Income Taxes and Minority Interests" ("EBIT") as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income Available for Common Stockholders" is provided below:

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
EBIT	$664	$401	$1,807	$1,183
Interest income	22	13	60	43
Interest expense and amortization of debt discount	204	194	626	571
Provision for income taxes	127	67	360	202
Minority interests' share in income	23	25	71	49
Cumulative effect of changes in accounting principles	—	—	(9)	67

Net Income Available for Common Stockholders	$332	$128	$801	$471

PERFORMANCE PLASTICS

        Performance Plastics sales were $1,966 million for the third quarter of 2003, up 8 percent from $1,815 million in the third quarter of 2002. Prices increased 6 percent, including the favorable impact of currency in Europe, and volume was up 2 percent. EBIT for the segment was $199 million in the third quarter, up from $140 million in the same period of last year, as the impact of higher selling prices more than offset higher raw material costs.

        Dow Automotive sales for the third quarter of 2003 were up 7 percent from the same quarter of 2002. Prices rose 5 percent, favorably impacted by the strengthening Euro, while volume increased 2 percent. Volume growth, especially strong in Asia Pacific and Europe, was aided by continued solid product performance from structural adhesives and STRANDFOAM plastic foam. EBIT for the business was down from last year as higher raw material costs offset the benefit of higher selling prices and improved volume.

        Engineering Plastics sales for the quarter were up 24 percent versus the third quarter of 2002, due to a 20 percent improvement in volume and a 4 percent increase in prices. Volume was particularly strong for ABS resins in Europe and Asia Pacific, due to strong demand in the appliance, information technology and automotive industries. Prices were favorably impacted by the strengthening of the Euro. Compared with last year, EBIT for the quarter improved as higher volumes and lower operating costs offset the impact of higher raw material costs.

        Sales of Epoxy Products and Intermediates for the third quarter were up 10 percent from last year, as prices rose 6 percent and volume grew 4 percent. Contributing to the overall improvement in prices were increases for epichlorohydrin. The increase in volume was driven by phenolics, while demand within the industrial coatings industry showed signs of improvement. EBIT improved slightly versus the third quarter of 2002 as higher selling prices offset increased raw material costs.

        Fabricated Product sales for the third quarter of 2003 were up 9 percent from a year ago. Prices were up 5 percent, primarily due to the favorable impact of currency in Europe. Volume grew 4 percent, led by an increase in demand for extruded polystyrene foam in North America and Europe. EBIT improved significantly versus the same quarter of 2002 due to higher selling prices, improved volume and a reduction in operating expenses.

        Polyurethanes sales for the quarter were up 6 percent from the third quarter of 2002. Price increases for polyols and methylene diphenyl diisocyanate ("MDI"), driven by increasing feedstock costs, coupled with the favorable impact from currency in Europe, resulted in an 8 percent increase in prices for the business. Compared with last year, volume was down 2 percent, as declines due to operating problems at the Company's toluene diisocyanate ("TDI") plant in Porto Marghera, Italy, and fewer shipments of propylene oxide offset the gains from increased demand for MDI. EBIT improved significantly versus the third quarter of 2002 as higher selling prices offset the impact of increased raw material costs.

        Wire and Cable sales for the quarter were up 12 percent from last year, due to price increases of 7 percent, driven by increasing feedstock costs, and volume growth of 5 percent. Volume improved as demand began to recover within the telecommunication cable industry. Compared with last year, EBIT improved significantly as higher prices and expense reduction initiatives offset higher raw material costs.

        For the first nine months of the year, Performance Plastics sales were $5,721 million, up 7 percent from $5,369 million for the same period of last year. Prices increased 10 percent, including the favorable impact of currency in Europe, while volume declined 3 percent. Year to date, EBIT for the segment was $498 million, down from $532 million for the first nine months of 2002 as the impact of higher raw material costs and lower volumes more than offset higher selling prices.

PERFORMANCE CHEMICALS

Performance Chemicals sales for the third quarter of 2003 were $1,399 million, up 6 percent from $1,316 million last year, as prices improved 6 percent, including the impact of currency in Europe. EBIT for the third quarter was $233 million compared with $172 million in the third quarter of 2002. Compared with last year, EBIT improved as higher selling prices, improved equity earnings, and a gain of $47 million on the sale of several product lines of Amerchol Corporation ("Amerchol"), a wholly owned subsidiary, more than offset the impact of higher raw material costs.

        Emulsion Polymers sales for the quarter improved 12 percent compared with the third quarter of 2002 primarily due to increased prices, including the impact of currency in Europe; volume was down 2 percent. For styrene-butadiene latex sold to the coated paper industry, prices improved significantly compared with the third quarter of last year. EBIT for the quarter increased significantly from last year as higher selling prices offset increases in raw material costs.

        Industrial Chemicals sales for the quarter improved 7 percent from the third quarter of last year with a 4 percent increase in price and a 3 percent increase in volume. Both price and volume improved for functional solutions and surfactants in the quarter. Despite higher sales in the quarter, EBIT declined from last year due to an increase in feedstock costs.

        Oxide Derivatives sales for the quarter improved 12 percent compared with the third quarter of 2002. Prices improved 5 percent, including the favorable impact of currency in Europe, as volume increased 7 percent. Price and volume increases were led by improvements in alkanolamines and gylcol ethers. EBIT for the quarter was essentially flat compared with last year as higher raw material costs offset the benefit of higher selling prices, increased volume and improved equity earnings from the OPTIMAL Group.

        Specialty Polymers sales for the quarter improved 5 percent versus the third quarter of 2002. Prices were up 3 percent, primarily due to the favorable impact of currency in Europe. Volume, up 2 percent, remained strong for acrylate and acrylic esters, which set a quarterly volume record. EBIT for the third quarter increased from the same period of last year primarily due to higher selling prices and improved volume.

        Water Soluble Polymers sales for the quarter improved 4 percent compared with the same period of 2002. Prices increased 3 percent versus last year, including the favorable impact of currency in Europe; volume grew 1 percent. Broad-based volume improvement in the United States offset some of the weakness in Europe. While volume was down in the third quarter for hair and skin care products from Amerchol, volume improved for ETHOCEL ethylcellulose resins, METHOCEL cellulose ethers and POLYOX water soluble resins. EBIT for the quarter improved significantly from the third quarter of last year due to the gain of $47 million on the sale of several product lines of Amerchol.

        Performance Chemicals sales were $4,174 million in the first nine months of the year, up 8 percent from $3,877 million in 2002. Prices improved 7 percent, including the impact of currency in Europe, while volume increased 1 percent. EBIT for the first nine months of 2003 was $540 million compared with $535 million last year. Year to date, higher selling prices, volume growth, improved equity earnings and the gain on the sale of several Amerchol products were offset by higher raw material costs.

AGRICULTURAL SCIENCES

        Sales for the Agricultural Sciences segment for the third quarter of 2003 were $623 million, up 13 percent from $551 million last year. Volume was up 6 percent, while prices were up 7 percent, including the favorable impact of currency in Europe. Demand was strong in the quarter for herbicides, led by sulfonamides and haloxyfop, with additional soybean acres planted in Brazil, as well as a delay in the use of herbicides until this quarter. Sales for insecticides were also up, with strong growth from spinosad; sales of LORSBAN insecticides grew due to a grasshopper and aphid outbreak in the United States. In Europe, volume improved due to the strength of the portfolio of products acquired from Rohm and Haas Company in 2001. EBIT for the quarter was $42 million, up from a loss of $25 million in the third quarter of 2002. Higher selling prices, increased volumes and improved plant utilization contributed to the improvement in EBIT. Last year, EBIT was reduced in the third quarter by severance of $5 million related to a workforce reduction program.

        Sales for the Agricultural Sciences segment were $2,318 million in the first nine months of the year, up 11 percent from $2,082 million in 2002. Volume improved 6 percent versus last year, while prices increased 5 percent principally due to the favorable impact of currency in Europe. EBIT for the first nine months of 2003 was $405 million compared with

$190 million last year. The year-over-year improvement in EBIT was principally the result of higher selling prices, volume growth and lower operating expenses. EBIT in 2002 was impacted by severance related to a workforce reduction program, an accounts receivable write-down in Argentina and a write-down related to the closure of seed production facilities.

PLASTICS

        Plastics sales for the third quarter of 2003 were $1,890 million, up 13 percent from $1,667 million a year ago, as prices increased 7 percent and volume increased 6 percent. Price increases, driven by escalating feedstock and energy costs, benefited from the strengthening of the Euro. The increase in volume was led by double-digit volume gains in Europe and Latin America, while volume in North America and Asia Pacific was flat. EBIT for the third quarter was $155 million, down from $170 million in the third quarter of 2002, as higher feedstock and energy costs and lower equity earnings from DuPont Dow Elastomers L.L.C. more than offset the favorable impact of higher selling prices, continued cost control efforts and improved volume.

        Polyethylene sales were up significantly from the third quarter of 2002, as prices rose 7 percent and volume grew 9 percent. Price increases, driven by higher feedstock and energy costs, were reported in all geographic areas, except Europe, where prices declined. Volume improved in all geographic areas, with particularly strong growth in Europe and Latin America. EBIT for the quarter improved significantly as higher selling prices, volume growth, ongoing cost control efforts and improved equity earnings from EQUATE Petrochemical Company K.S.C ("EQUATE") more than offset the impact of higher ethylene costs.

        Polypropylene sales for the third quarter of 2003 were up 7 percent compared with the same quarter of last year, as volume increased 5 percent and prices increased 2 percent. Volume improved in all geographic areas, except Europe, where volume declined due to a government-mandated (every five years), six-week shutdown for a safety inspection and maintenance at the Company's German facility, Buna Sow Leuna Olefinverbund ("BSL"). The inspection was completed ahead of schedule with no major issues identified. Overall, prices rose during the quarter as pricing pressure due to declining propylene costs was offset by the favorable impact of currency in Europe. EBIT for the third quarter declined from last year, principally due to the shutdown at BSL.

        Polystyrene sales for the third quarter of 2003 were up slightly as prices improved 6 percent and volume fell 5 percent. Price increases, driven by higher feedstock and energy costs, were reported in all geographic areas, except Europe, where prices declined. Volume was down compared with last year in all geographic areas, except Europe, where demand remained strong. Contributing to the decline, volume was down in Asia Pacific compared with last year due to the October 2002 start-up of SAL Petrochemical (Zhangiagang) Co. Ltd., a 50:50 joint venture in The People's Republic of China, which now supplies local customers. EBIT for the third quarter declined from last year as the benefit of higher selling prices and ongoing cost reduction efforts were more than offset by higher styrene monomer costs.

        Plastics sales for the first nine months of 2003 were $5,741 million, up 20 percent from $4,783 million in 2002. Compared with last year, prices increased 22 percent and volume declined 2 percent. Year to date, EBIT was $451 million, up significantly from $214 million in the first nine months of 2002, as the benefit of higher selling prices and continued cost control efforts more than offset the impact of escalating feedstock and energy costs and lower equity earnings from DuPont Dow Elastomers L.L.C.

CHEMICALS

        Third quarter sales for the Chemicals segment were $1,098 million, up 20 percent from $917 million for the third quarter of last year due to a 12 percent increase in price and an 8 percent increase in volume. Price increases, which continued to be driven by significantly higher feedstock and energy costs, were reported for ethylene glycol ("EG"), caustic soda, and organic intermediates, solvents and monomers ("OISM"), partially offset by declining prices in vinyl chloride monomer ("VCM"). Volume, up for most products in the segment, increased most notably for EG. EBIT for the quarter was $82 million, up from $38 million in the third quarter of 2002. EBIT improved as higher selling prices, increased volume and higher equity earnings from EQUATE more than offset the impact of higher feedstock and energy costs.

        For the first nine months of 2003, sales for the Chemicals segment were $3,195 million, up 30 percent from $2,463 million last year, as prices rose 26 percent and volume grew 4 percent. EBIT for the first nine months of the year was $217 million compared with a loss of $30 million for the same period last year. Year to date, EBIT improved as significant increases in selling prices, higher volume, and improved equity earnings more than offset the sharp increase in feedstock and energy costs.

HYDROCARBONS AND ENERGY

        Hydrocarbons and Energy sales for the quarter were $939 million, up 32 percent from $711 million in the third quarter of 2002 due to a 22 percent increase in volume and a 10 percent increase in selling prices. Volume increased in part this quarter due to higher sales of byproducts, the result of a change in the mix of feedstocks in the Company's hydrocarbon crackers, and higher sales of monomers. Year to date, sales for the segment were $2,883 million, up significantly from $1,779 million in the same period of 2002 due to significant increases in both selling prices and volume. Increases in selling prices during the year were driven by rising feedstock costs.

        The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. Hydrocarbon and Energy EBIT for the quarter was $19 million, compared with $9 million in the third quarter of last year. EBIT for the first nine months of 2003 was $6 million, compared with $50 million last year.

UNALLOCATED AND OTHER

        Included in the results for Unallocated and Other are:

  •
  expenses related to new business development activities,

  •
  overhead and other cost recovery variances not allocated to the operating segments,

  •
  results of insurance operations,

  •
  gains and losses on sales of financial assets,

  •
  foreign exchange hedging results,

  •
  Dow's share of the earnings/losses of Dow Corning Corporation ("Dow Corning") and Cargill Dow Polymers LLC ("Cargill Dow"), and

  •
  the results of several small diversified businesses acquired in Dow's acquisition of Sentrachem Limited.

        EBIT for the third quarter of 2003 was a loss of $66 million compared with a loss of $103 million in the third quarter of 2002. EBIT for the third quarter of last year was reduced by additional merger-related expenses of $27 million.

        For the first nine months of 2003, EBIT for Unallocated and Other was a loss of $310 million compared with a loss of $308 million for the same period of 2002. While EBIT for the first nine months of 2003 was favorably impacted by higher equity earnings from Dow Corning, results were unfavorably impacted by costs associated with decisions made in the first quarter relative to under-performing and non-strategic assets (the write-down of Union Carbide's chemical transport vessel, sold in the second quarter of 2003, of $11 million and the write-off of cancelled capital projects totaling $12 million), lower equity earnings from Cargill Dow, and higher asbestos-related litigation expenses at Union Carbide. Results for Unallocated and Other for the first nine months of 2002 included the unfavorable impact of merger-related expenses of $50 million, goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates, and the unfavorable impact of the devaluation of the Argentine peso.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended Sept. 30, 2003			Nine Months Ended Sept. 30, 2003
Percentage change from prior year
	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	2%	6%	8%	(3)%	10%	7%
Performance Chemicals	—	6%	6%	1%	7%	8%
Agricultural Sciences	6%	7%	13%	6%	5%	11%
Plastics	6%	7%	13%	(2)%	22%	20%
Chemicals	8%	12%	20%	4%	26%	30%
Hydrocarbons and Energy	22%	10%	32%	31%	31%	62%

Total	5%	8%	13%	3%	15%	18%

Geographic area sales
United States	4%	6%	10%	3%	11%	14%
Europe	5%	6%	11%	2%	21%	23%
Rest of World	8%	11%	19%	4%	13%	17%

Total	5%	8%	13%	3%	15%	18%

COMPANY SUMMARY

Operating Rate

        The Company's global plant operating rate for its chemicals and plastics businesses was 84 percent in the third quarter of 2003, compared with 80 percent in the third quarter of 2002.

Equity in Earnings of Nonconsolidated Affiliates

        Dow's share of the earnings of nonconsolidated affiliates was $74 million in the third quarter of 2003, compared with $47 million in the same quarter last year. Equity earnings increased primarily due to stronger results from EQUATE, the OPTIMAL Group, and Compania Mega S.A., partially offset by a decline in results from DuPont Dow Elastomers L.L.C.

        For the first nine months of 2003, equity earnings were $203 million compared with $42 million in the first nine months of 2002. In addition to the joint ventures previously mentioned, improved results from Univation Technologies, LLC and Dow Corning contributed to the improvement in year-to-date equity earnings compared with the first nine months of 2002. Additionally, equity earnings in 2002 were negatively impacted by goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates and a $10 million restructuring charge (Dow's share) recorded by UOP LLC.

Sundry Income (Expense)—Net

        Sundry income (expense) includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) for the third quarter of 2003 was net income of $69 million compared with $18 million in the third quarter of 2002. Sundry income (expense) in the third quarter increased from last year principally due to several small gains on sales of non-strategic assets, including a gain of $47 million on the sale of several product lines of Amerchol. Year-to-date, Sundry income (expense) was net income of $115 million compared with $1 million for the first nine months of 2002. Sundry income (expense) in 2003 was impacted by gains on sales of non-strategic assets and a favorable swing in foreign currency exchange from 2002, primarily due to the devaluation of the Argentine peso in the first quarter of last year.

Net Interest Expense

        Net interest expense (interest expense less capitalized interest and interest income) was $182 million in the third quarter of 2003 compared with $181 million in the third quarter of last year. Year to date, net interest expense was $566 million, up from $528 million for the first nine months of 2002. Net interest expense in 2003 increased due to an increase in total debt.

Provision for Taxes on Income

        The effective tax rate for the third quarter was 26.3 percent, versus 30.5 percent for the third quarter of 2002. The effective tax rate for the first nine months of the year was 29.0 percent, compared with 30.8 percent for the same period last year. The effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available.

Outlook

        Feedstock and energy costs are expected to remain high and volatile during the fourth quarter and to increase compared with the third quarter, with increases in both crude oil and natural gas. Crude oil prices rose sharply in October and will continue to be impacted by geopolitical events. Natural gas inventories are expected to enter the winter season at average levels, but prices in the fourth quarter will be influenced by weather. Assuming normal weather patterns, natural gas prices are expected to move higher over the next quarter. The average price for crude oil in the fourth quarter is expected to be higher than in the third quarter. The current industry pricing environment continues to be challenging. Supply/demand balances should improve with the recovery of demand through stronger economic activity. Much tighter supply/demand balances are anticipated over the next few years.

        Moving into the fourth quarter, there is some positive momentum for plastics prices, but it remains to be seen whether these increases will be fully realized. Fourth quarter volumes are typically down from third quarter, with the slowdown in building and construction and the impact of year-end shutdowns at many of our customers. With the current challenging environment, the profit outlook for the fourth quarter is uncertain. With possible margin compression and a normal seasonal slowdown, it will be very challenging for Dow to match third quarter results in the fourth quarter. However, earnings are expected to be substantially better than the fourth quarter of last year as the Company continues to implement its financial improvement program.

CHANGES IN FINANCIAL CONDITION

The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
In millions	Sept. 30, 2003	Sept. 30, 2002
Cash provided by (used in):
Operating activities	$2,730	$1,343
Investing activities	(792)	(1,093)
Financing activities	(931)	34
Effect of exchange rate changes on cash	75	(4)

Net change in cash and cash equivalents	$1,082	$280

        Cash provided by operating activities increased in the first nine months of 2003 compared with the first nine months of 2002, primarily due to improved earnings, the securitization of European trade receivables, the collection of amounts due on noncurrent receivables and the collection of an income tax refund.

        Cash used in investing activities decreased in the first nine months of 2003 compared with the first nine months of 2002, primarily due to a reduction in capital expenditures. An increase in the proceeds from sales of businesses, primarily the sale of several product lines of Amerchol, contributed to the decrease in cash used in investing activities versus the first nine months of 2002.

        Cash used in financing activities increased in the first nine months of 2003 principally due to a reduction in the amount of proceeds from the issuance of long-term debt, combined with net higher payments to reduce short- and long-term debt.

        The following tables present working capital, total debt and certain balance sheet ratios at September 30, 2003 versus December 31, 2002:

Working Capital In millions	Sept. 30, 2003	Dec. 31, 2002
Current assets	$12,241	$11,375
Current liabilities	9,153	8,856

Working capital	$3,088	$2,519

Current ratio	1.34:1	1.28:1
Days-sales-outstanding-in-receivables	42	45
Days-sales-in-inventory	60	64

Total Debt In millions	Sept. 30, 2003	Dec. 31, 2002
Notes payable	$371	$580
Long-term debt due within one year	1,086	797
Long-term debt	11,695	11,659

Total debt	$13,152	$13,036

Gross debt as a percent of total capitalization	58.5%	59.2%
Net debt* as a percent of total capitalization	53.0%	56.0%

*
Net debt equals total debt minus cash, cash equivalents, marketable securities, and interest-bearing deposits.

        As part of its ongoing financing activities, Dow routinely issues promissory notes under its U.S. and Euromarket commercial paper programs. At September 30, 2003, there were no commercial paper borrowings outstanding. In the event Dow is unable to access these short-term markets, due to a systemic disruption or other extraordinary events, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.75 billion 364-day revolving credit facility and a $1.25 billion 5-year revolving credit facility that mature in June 2004. Additional unused credit facilities totaling $871 million were available for use by foreign subsidiaries.

        At September 30, 2003, the Company had $1,955 million of SEC-registered securities available for issuance under a shelf registration, as well as Euro 500 million (approximately $582 million) available for issuance under the Company's Euro Medium Term Note Program. On June 26, 2003, the Company filed a registration statement on Form S-3 with the SEC for an additional $1.5 billion of registered securities. This registration statement has not yet been declared effective by the SEC.

        On June 21, 2002, the Company launched a U.S. retail Medium-Term Note Program under which the Company has issued a total of $826 million in notes to date, including $366 million issued during the first nine months of 2003, with maturity dates ranging from 2005 through 2013.

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

        Dow has an operating lease with an entity that qualifies as a variable interest entity ("VIE") under FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." The VIE, which was established in 1998, is a foreign company that leases ethylene and polyethylene manufacturing facilities in Argentina. Based on the terms of the lease agreement, which matures in 2017, and the residual value guarantee Dow provides to the lessor, the Company will be the primary beneficiary of the VIE, as defined in FIN No. 46. As a result, if the facts and circumstances remain the same, Dow will be required to consolidate the assets of $495 million and liabilities of $523 million held by the VIE at December 31, 2003. Upon adoption of FIN No. 46, accumulated depreciation expense of $28 million (after tax and minority interest) will be included in "Cumulative effect of changes in accounting principles."

        Upon termination or expiration of the leases, Dow may return the assets to the lessors, renew the leases, or purchase the assets for an amount based on a fair market value determination. Dow had provided residual value guarantees totaling $1,861 million, which included $455 million related to the VIE, at September 30, 2003 and $1,694 million, which included $455 million related to the VIE, at December 31, 2002, to the various lessors. Given the productive nature of the assets, it is probable they will have continuing value to Dow or another company in excess of the residual value guarantees.

        The Company also had outstanding guarantees at September 30, 2003. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note F to the Consolidated Financial Statements.

        Following the FASB's issuance of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," in May 2003, the Company evaluated the preferred securities previously issued by two consolidated subsidiaries and concluded that the $500 million of preferred partnership units issued by Tornado Finance V.O.F. ("Tornado") is within the scope of the standard and was classified as a liability of the Company on July 1, 2003; however, the rights of the holders of Tornado's preferred partnership units were subsequently modified to eliminate the unconditional mandatory redemption feature. Therefore, the preferred partnership units were classified as "Preferred Securities of Subsidiaries in the consolidated balance sheet at September 30, 2003. See Note B for additional information regarding SFAS No. 150. See Note P to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for additional information.

        On October 30, 2003, the Company paid a quarterly dividend of $0.335 per share to shareholders of record on September 30, 2003. Since 1912, the Company has paid a dividend every quarter and in each instance Dow has maintained or increased the dividend.

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

          Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At September 30, 2003, Union Carbide's asbestos-related liability for pending and future claims was $2.0 billion.

          Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. At September 30, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.2 billion. In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $267 million at September 30, 2003. The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded. Union Carbide expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred by Union Carbide in the future for asbestos-related litigation, net of insurance, will impact Union Carbide's results of operations in future periods. For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements.

  Environmental Matters

          The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $394 million at December 31, 2002, for environmental remediation and restoration costs, including $43 million for the remediation of Superfund sites. At September 30, 2003, the Company had accrued obligations of $378 million for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

  Income Taxes

          Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At September 30, 2003, the Company had a net deferred tax asset balance of $2.9 billion, after valuation allowances of $701 million. For additional information, see Note S to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it is probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At September 30, 2003, Union Carbide's asbestos-related liability for pending and future claims was $2.0 billion.

        Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At September 30, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.2 billion. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $267 million at September 30, 2003.

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

        In September 2003, Union Carbide filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage. Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is collectible. Union Carbide reached this conclusion after a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies.

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

The Dow Chemical Company and Subsidiaries
Part II—Other Information

ITEM 1.    LEGAL PROCEEDINGS

Breast Implant Matters

No material developments regarding this matter occurred during the third quarter of 2003. For a summary of the history and current status of this matter, see Note F to the Consolidated Financial Statements.

Asbestos-Related Matters of Union Carbide Corporation

        No material developments regarding this matter occurred during the third quarter of 2003. For a summary of the history and current status of this matter, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation; and Note F to the Consolidated Financial Statements.

Environmental Matters

        On July 8, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Letter of Violation alleging that Dow AgroSciences LLC, an indirect wholly owned subsidiary of the Company, had violated certain provisions of its Renewable Operating Air Permit at its Harbor Beach, Michigan, facility. Although the Letter of Violation did not include a penalty for the alleged violations, it is possible that the MDEQ will assess a civil penalty in excess of $100,000 at a later date.

        On September 16, 2003, the Texas Commission on Environmental Quality issued a Notice of Enforcement ("NOE") alleging that the Company violated certain provisions of the Clean Air Act at its LaPorte, Texas site. Although the NOE did not include a penalty for the alleged violations, it is possible that the agency will assess a civil penalty in excess of $100,000 at a later date.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

  See the Exhibit Index on page 37 of this Quarterly Report on Form 10-Q for exhibits filed with this report and exhibits incorporated by reference. The following exhibits are filed with this report:

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
(b)
Reports on Form 8-K.

        The following Current Report on Form 8-K was filed by the Company during the third quarter of 2003:

    On July 24, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on July 24, 2003, announcing the second quarter of 2003 earnings for the Company.

        The following Current Report on Form 8-K was filed by the Company subsequent to the third quarter of 2003:

    On October 23, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on October 23, 2003, announcing the third quarter of 2003 earnings for the Company.

The following trademarks of The Dow Chemical Company or its subsidiaries appear in this report:    ETHOCEL, METHOCEL, STRANDFOAM

The following trademark of Dow AgroSciences LLC appears in this report:    LORSBAN

The following trademark of Union Carbide Chemicals & Plastics Technology Corporation appears in this report:    POLYOX

The Dow Chemical Company and Subsidiaries
Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY Registrant

Date: October 30, 2003

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