Form 10-K
period 2003-12-31
DOW CHEMICAL CO /DE/
filed 2004-02-20
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE YEAR ENDED December 31, 2003

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

The aggregate market value of voting stock held by non-affiliates as of June 30, 2003 (based upon the closing price of $30.96 per common share as quoted on the New York Stock Exchange), is approximately $28.1 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors, Officers and the Dow Employees' Pension Plan Trust and the Retirement Program for Employees of Union Carbide Corporation and its Participating Subsidiary Companies would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2003 numbered 908,360,401 shares. Total common stock outstanding at February 13, 2004 numbered 931,857,666.

Documents Incorporated by Reference

Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2004.

The Dow Chemical Company

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2003

TABLE OF CONTENTS

PART I

The Dow Chemical Company and Subsidiaries
PART I, Item 1. Business

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

        The Company's principal executive offices are located at 2030 Dow Center, Midland, Michigan 48674, telephone 989-636-1000. Its Internet website address is www.dow.com. All of the Company's filings with the U.S. Securities and Exchange Commission are available free of charge through the Investor Relations page on this website, immediately upon filing.

BUSINESS AND PRODUCTS

Corporate Profile

Dow is a leading science and technology company that provides innovative chemical, plastic and agricultural products and services to many essential consumer markets. In 2003, Dow had annual sales of approximately $33 billion and employed approximately 46,000 people. The Company serves customers in 183 countries and a wide range of markets that are vital to human progress, including food, transportation, health and medicine, personal and home care, and building and construction, among others. The Company has 180 manufacturing sites in 37 countries and supplies more than 3,500 products grouped within the operating segments listed on the following pages. The Corporate Profile is an integral part of Note T to the Consolidated Financial Statements.

  PERFORMANCE PLASTICS

  Applications: automotive interiors, exteriors, chassis/power train and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • footwear • home and office furnishings: kitchen appliances, power tools, floor care products, mattresses, carpeting, flooring, furniture padding, office furniture • information technology equipment and consumer electronics • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications

    Dow Automotive business delivers innovative solutions for automotive interior, exterior, chassis/power train and body engineered systems applications. As a leading global supplier of resins, engineering plastic materials, fluids, adhesives, sealants, epoxy dampers, structural bonding and reinforcement products, and thermal and acoustical management solutions, Dow Automotive has been recognized for its automotive components and systems. The business also provides research and development, design expertise and advanced engineering.

    •
    Products: BETABRACE reinforcing composites; BETADAMP acoustical damping systems; BETAFOAM NVH and structural foams; BETAGUARD sealers; BETAMATE structural adhesives; BETASEAL glass bonding systems; CALIBRE polycarbonate resins; DOW polypropylene resins and automotive components made with DOW polypropylene; Injection-molded dashmats and underhood barriers; INSPIRE performance polymers; INTEGRAL adhesive film; MAGNUM ABS resins; PULSE engineering resins; QUESTRA crystalline polymers; RETAIN recycle content resins; SPECTRIM reaction moldable polymers; STRANDFOAM polypropylene foam

    Engineering Plastics business offers one of the broadest ranges of engineering polymers and compounds of any global plastics supplier. The business complements its product portfolio with technical and commercial capabilities to develop solutions that deliver improved performance to customers while lowering their total cost.

    •
    Products: CALIBRE polycarbonate resins; EMERGE advanced resins; INCLOSIA solutions; ISOPLAST engineering thermoplastic polyurethane resins; MAGNUM ABS resins; PELLETHANE thermoplastic polyurethane elastomers; PREVAIL engineering thermoplastic resins; PULSE engineering resins; QUESTRA crystalline polymers; TYRIL SAN resins

    Epoxy Products and Intermediates business manufactures a wide range of epoxy products, as well as intermediates used by other major epoxy producers. Dow is a leading global producer of epoxy products, supporting customers with high-quality raw materials, technical service and production capabilities.

    •
    Products: Acetone; Acrylic monomers; Allyl chloride; Bisphenol A; D.E.H. epoxy catalyst resins; D.E.N. epoxy novolac resins; D.E.R. epoxy resins (liquids, solids and solutions); DERAKANE and DERAKANE MOMENTUM epoxy vinyl ester resins; Epichlorohydrin; Epoxy acrylates; OPTIM glycerine; Phenol; UV specialty epoxies

    Fabricated Products business manufactures and markets an extensive line of plastic film and foam products. The business sets the competitive standard by creating high-performance solutions in industries ranging from packaging and construction to telecommunications, automotive and medical.

    •
    Products: COVELLE HF weldable polyolefin film; DOW backing layer film; ENVISION custom foam laminates; ETHAFOAM polyethylene foam; EQUIFOAM comfort products; IMMOTUS acoustic panels; INTEGRAL adhesive film; LAMDEX polyolefin foam; OPTICITE label film; Polypropylene foam; PROCITE window envelope film; QUASH sound management foam; SARANEX barrier medical film; STYROFOAM brand products (including STYROFOAM WEATHERMATE PLUS housewrap and STYROFOAM all-purpose tape); SYNERGY soft touch foam; TANKLITE protective insulation; TRENCHCOAT protective film; TRYCITE polystyrene film; TRYMER polyisocyanurate foam; ZETABON coated metal cable armor

    Polyurethanes and Polyurethane Systems businesses are leading global producers of polyurethane raw materials and polyurethane systems. Differentiated by their ability to globally supply a high-quality, consistent and complete product range, these businesses emphasize both existing and new business developments while facilitating customer success with a global market and technology network.

    •
    Products: THE ENHANCER and LIFESPAN carpet backings; FROTH-PAK polyurethane spray foam; GREAT STUFF polyurethane foam sealant; INSTA-STIK roof insulation adhesive; ISONATE pure and modified methylene diphenyl diisocyanate (MDI); PAPI polymeric MDI; Propylene glycol; Propylene oxide; SPECFLEX copolymer polyols; SYNTEGRA waterborne polyurethane dispersions; TILE BOND roof tile adhesive; VORACOR, VORALAST, VORALUX and VORASTAR polyurethane systems; VORANATE toluene diisocyanate (TDI); VORANOL and VORANOL VORACTIV polyether and copolymer polyols; WOODSTALK fiberboard products

    Technology Licensing and Catalyst business includes licensing and supply of related catalysts for the UNIPOL polypropylene process, the METEOR process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO process for oxo alcohols, and the QBIS bisphenol A process. Licensing of the UNIPOL polyethylene process and related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture co-owned by Union Carbide Corporation (UCC), a wholly owned subsidiary of Dow. The business also includes UOP LLC, a 50:50 joint venture co-owned by UCC, which supplies process technology, catalysts, molecular sieves and adsorbents to the petroleum refining, petrochemical and gas processing industries.

    •
    Products: LP OXO process technology; METEOR EO/EG process technology and catalysts; QBIS bisphenol A process technology and DOWEX QCAT catalyst; SHAC catalysts; UNIPOL process technology

    Wire and Cable Compounds business is the leading global producer of a variety of performance polyolefin products that are marketed worldwide for wire and cable applications. Chief among these are polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications and flame-retardant wire and cable.

    •
    Products: REDI-LINK polyethylene; SI-LINK crosslinkable polyethylene; UNIGARD high-performance flame-retardant compounds; UNIGARD reduced emissions flame-retardant compounds; UNIPURGE purging compounds; Wire and cable insulation and jacketing compounds

  PERFORMANCE CHEMICALS

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

    •
    Products and Services: Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company; Contract manufacturing services provided by the Dowpharma and Dow Haltermann Custom Processing businesses; Fine and specialty chemicals from the Dow Haltermann Custom Processing business, and Chirotech Technology Limited and Mitchell Cotts Chemicals Limited, wholly owned subsidiaries of Dow; Test and reference fuels, printing ink distillates, pure hydrocarbons and esters, and derivatives from Haltermann Products, a wholly owned subsidiary of Dow

    Emulsion Polymers business is the world's largest supplier of synthetic latex, and the most globally diverse of the styrene-butadiene latex suppliers. Dow is the largest supplier of latex for coating paper and paperboard used in magazines, catalogues and food packaging. Dow is also the world's largest supplier of latexes used in carpet production.

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

    •
    Products: Biocides; CARBOWAX polyethylene glycols and methoxypolyethylene glycols; Diphenyloxide; DOW polypropylene glycols; DOWFAX, TERGITOL and TRITON surfactants; DOWTHERM, SYLTHERM and UCARTHERM heat transfer fluids; UCAR deicing fluids; UCON fluids; VERSENE chelating agents

    Oxide Derivatives business is the world's largest supplier of glycol ethers and amines to a diverse set of market applications, including coatings, household products, gas treating and agricultural products.

    •
    Products: Alkyl alkanolamines; Ethanolamines; Ethylene oxide- and propylene oxide-based glycol ethers; Ethyleneamines; Isopropanolamines

    Specialty Polymers business manufactures a diverse portfolio of polymers for numerous markets and applications. The largest unit, Liquid Separations, uses several technologies to separate dissolved minerals and organics from water, making purer water for human and industrial uses.

    •
    Products: Acrolein derivatives; Acrylic acid/Acrylic esters; CYRACURE cycloaliphatic epoxides; DAXAD dispersants; DOWEX ion exchange resins; DRYTECH superabsorbent polymers; Epoxidized vegetable oils; FILMTEC membranes; Glycine; Peroxymerics; Polyvinyl acetate resins; Quaternaries; Redispersible polymer powders; Solution vinyl resins; Specialty monomers; Sulfur derivative compounds; Surface sizing polymers; TONE monomers, polymers and polyols

    UCAR Emulsion Systems business is a leading global supplier of water-based emulsions used as key components in decorative and industrial paints, adhesives, textile products, and construction products such as caulks and sealants. These products allow customers to formulate more environmentally friendly products that contain less or no solvent.

    •
    Products: NEOCAR branched vinyl ester latexes; POLYPHOBE rheology modifiers; UCAR all-acrylic, styrene-acrylic and vinyl-acrylic latexes

    Water Soluble Polymers business provides a portfolio of high-value, multi-functional ingredients used to enhance the physical and sensory properties of end-use products in a wide range of applications including food, pharmaceuticals, oilfield, paints and coatings, personal care, building and construction, and many other specialty applications.

    •
    Products: CELLOSIZE hydroxyethyl cellulose; ETHOCEL ethylcellulose resins; METHOCEL cellulose ethers; POLYOX water-soluble resins; products for hair/skin care from Amerchol Corporation, a wholly owned subsidiary of Dow

  AGRICULTURAL SCIENCES

  Applications: control of weeds, insects and diseases in plants • pest management • seeds • traits (genes) for crops and agriculture

    Dow AgroSciences business is a global leader in providing pest management, agricultural and crop biotechnology products. The business develops, manufactures and markets products for crop production; weed, insect and plant disease management; and industrial and commercial pest management. Dow AgroSciences is building a leading plant genetics and biotechnology business in crop seeds and traits for seeds.

    •
    Products: CLINCHER herbicide; DITHANE fungicide; DURSBAN and LORSBAN insecticides; FORTRESS fungicide; GALLANT herbicide; GARLON herbicide; GLYPHOMAX herbicide; GRANDSTAND herbicide; HERCULEX I insect protection; KEYSTONE herbicide; LONTREL herbicide; MUSTANG herbicide; MYCOGEN seeds; NATREON canola and high-oleic sunflower oils; PHYTOGEN cottonseeds; SENTRICON Termite Colony Elimination System; STARANE herbicide; STINGER herbicide; TELONE soil fumigant; TORDON herbicide; TRACER NATURALYTE insect control; VIKANE structural fumigant

  PLASTICS

  Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe • toys, playground equipment and recreational products • wire and cable compounds

    Polyethylene business is the world's leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and process technologies, Dow offers one of the industry's broadest ranges of polyethylene solutions for a wide variety of applications. DuPont Dow Elastomers LLC, a Dow co-owned 50:50 joint venture, leverages INSITE Technology, Dow's proprietary catalyst and process technology, into elastomeric products.

    •
    Products: AFFINITY polyolefin plastomers; AMPLIFY functional polymers; ASPUN fiber grade resins; ATTANE ultra low density polyethylene (ULDPE) resins; CONTINUUM bimodal polyethylene resins; DOW high density polyethylene (HDPE) resins; DOW low density polyethylene (LDPE) resins; DOW XLA elastic fiber for the textile industry; DOWLEX polyethylene resins; ELITE enhanced polyethylene (EPE) resins; FLEXOMER very low density polyethylene (VLDPE) resins; PRIMACOR copolymers; SARAN barrier resins and films; TUFLIN linear low density polyethylene (LLDPE) resins; UNIVAL HDPE resins

    Polypropylene business, a major global polypropylene supplier, provides a broad range of products and solutions tailored to customer needs by leveraging Dow's leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships.

    •
    Products: Homopolymer polypropylene resins; Impact copolymer polypropylene resins; INSPIRE performance polymers; Random copolymer polypropylene resins

    Polystyrene business, the global leader in the production of polystyrene resins, is uniquely positioned with geographic breadth and participation in a diversified portfolio of applications. Through market and technical leadership and low cost capability, Dow continues to improve product performance and meet customer needs.

    •
    Products: STYRON A-TECH advanced technology polystyrene resins; STYRON general purpose polystyrene resins; STYRON high-impact polystyrene resins; STYRON ignition-resistant polystyrene resins

    The Plastics segment also includes polybutadiene rubber, polyethylene terephthalate (PET), purified terephthalic acid (PTA), styrene-butadiene rubber and several specialty resins.

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

    •
    Products: Acids; Alcohols; Aldehydes; Caustic soda; Chlorine; Chloroform; COMBOTHERM blended deicer; DOWFLAKE calcium chloride; DOWPER dry cleaning solvent; Esters; Ethylene dichloride (EDC); LIQUIDOW liquid calcium chloride; MAXICHECK procedure for testing the strength of reagents; MAXISTAB stabilizers for chlorinated solvents; Methyl chloride; Methylene chloride; Monochloroacetic acid (MCAA); Oxo products; PELADOW calcium chloride pellets; Perchloroethylene; SAFE-TAINER closed-loop delivery system; Trichloroethylene; Vinyl acetate monomer (VAM); Vinyl chloride monomer (VCM); Vinylidene chloride (VDC)

    Ethylene Oxide/Ethylene Glycol business is the world's leading producer of ethylene oxide, used primarily for internal consumption, and ethylene glycol, which is sold for use in polyester fiber, PET for food and beverage container applications, polyester film and antifreeze.

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

    •
    Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

  New Business Growth includes Advanced Electronic Materials, Industrial Biotechnology, Pharmaceutical Technologies, and the Growth Center that works on new developments with a focus on identifying and pursuing commercial opportunities.

  The results of New Business Growth; Venture Capital; the Company's insurance operations and environmental operations; as well as Cargill Dow LLC and Dow Corning Corporation, both of which are Dow co-owned 50:50 joint ventures, are included in Unallocated and Other.

  Industry Segments and Geographic Area Results

  See Note T to the Consolidated Financial Statements for disclosure of information by operating segment and geographic area.

Number of Products

Dow manufactures and supplies more than 3,500 products and services, and no single one accounted for more than 5 percent of the Company's consolidated sales in 2003.

Competition

The Company experiences substantial competition in each of its industry segments. During 2003, the Company was the largest U.S. producer of chemicals and plastics, in terms of sales. The chemical industry has been historically competitive, and this competitive environment is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad. The Company competes worldwide on the basis of quality, price and customer service.

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

        Hydrocarbon raw materials include liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, benzene, ethylene and styrene to supplement internal production. Expenditures for hydrocarbons and energy accounted for 36 percent of the Company's production costs and operating expenses for the year ended December 31, 2003. The Company purchases these raw materials on both short- and long-term contracts.

        Other significant raw materials include acrylic acid, acrylonitrile, aniline, bisphenol, cellulose, octene, toluene diamine, and methanol. The Company purchases these raw materials on both short- and long-term contracts.

        The Company has, and expects to continue to have, adequate supplies of raw materials during 2004 and subsequent years.

Method of Distribution

All products and services are marketed primarily through the Company's sales force, although in some instances more emphasis is placed on sales through distributors.

        Nineteen percent of the sales of the Chemicals segment in 2003 were to one customer. The Company has a supply contract with this customer on an ongoing basis. Other than the sales to this customer, no significant portion of the business of any operating segment is dependent upon a single customer.

Research and Development

The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and development expenses were $981 million in 2003, compared with $1,066 million in 2002 and $1,072 million in 2001. At December 31, 2003, the Company employed approximately 6,300 people in various research and development activities.

Patents, Licenses and Trademarks

The Company continually applies for and obtains United States and foreign patents. At December 31, 2003, the Company owned 2,963 active U.S. patents and 9,613 active foreign patents as follows:

  Patents Owned at December 31, 2003

	United States	Foreign
Performance Plastics	1,154	3,514
Performance Chemicals	406	884
Agricultural Sciences	575	2,006
Chemicals	130	375
Plastics	473	1,955
Hydrocarbons and Energy	16	150
Other	209	729

Total	2,963	9,613

        Dow's primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $185 million in 2003, $129 million in 2002 and $185 million in 2001, and incurred royalties to others of $33 million in 2003, $34 million in 2002 and $26 million in 2001. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the "Dow in Diamond" trademark. Although the Company considers that, in the aggregate, its patents, licenses and trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

Dow's principal nonconsolidated affiliates at December 31, 2003, including direct or indirect ownership interest for each, are listed below:

  •
  Dow Corning Corporation—50 percent—manufacturer of silicone and silicone products. See Item 3. Legal Proceedings and Note J to the Consolidated Financial Statements.

  •
  DuPont Dow Elastomers L.L.C.—50 percent—manufactures and markets thermoset and thermoplastic elastomer products.

  •
  EQUATE Petrochemical Company K.S.C.—45 percent—a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.

  •
  The OPTIMAL Group [consisting of OPTIMAL Olefins (Malaysia) Sdn Bhd—24 percent; OPTIMAL Glycols (Malaysia) Sdn Bhd—50 percent; OPTIMAL Chemicals (Malaysia) Sdn Bhd—50 percent]—Malaysian companies operating an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kerteh, Terengganu, Malaysia. Manufacturing began in 2002.

  •
  The Siam Group—49 percent [consisting of Pacific Plastics (Thailand) Limited; Siam Polyethylene Company Limited; Siam Polystyrene Company Limited; Siam Styrene Monomer Co., Ltd.; Siam Synthetic Latex Company Limited]—Thailand-based companies that manufacture styrene, polyethylene, polystyrene, polyurethanes and latex.

  •
  UOP LLC—50 percent—a U.S. company that supplies process technology, catalysts, molecular sieves and adsorbents to the petroleum refining, petrochemical and gas-processing industries worldwide.

        See Note G to the Consolidated Financial Statements for additional information on the Company's principal nonconsolidated affiliates.

Financial Information About Foreign and Domestic Operations and Export Sales

In 2003, the Company derived 61 percent of its sales and had 48 percent of its property investment outside the United States. While the Company's international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note T to the Consolidated Financial Statements, and discussions of the Company's risk management program for foreign exchange and interest rate risk management appear in Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note H to the Consolidated Financial Statements.

Protection of the Environment

Matters pertaining to the environment are discussed in Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and J to the Consolidated Financial Statements.

Employees

Personnel count was 46,372 at December 31, 2003; 49,959 at December 31, 2002; and 52,689 at the end of 2001. The decline in headcount in 2003 was the direct result of the Company's Action Plan initiated late last year and attrition. Headcount declined in 2002 primarily due to the Company's merger-related workforce reduction program.

Other Activities

Dow engages in the property and casualty insurance and reinsurance business primarily through its Liana Limited subsidiaries.

The Dow Chemical Company and Subsidiaries
PART I, Item 2. Properties

PROPERTIES

The Company operates 180 manufacturing sites in 37 countries. Properties of Dow include facilities which, in the opinion of management, are suitable and adequate for the manufacture and distribution of Dow's products. During 2003, the Company's chemicals and plastics production facilities and plants operated at approximately 82 percent of capacity. The Company's major production sites are as follows:

United States:	Plaquemine, Louisiana; Taft, Louisiana; Midland, Michigan; Freeport, Texas; Seadrift, Texas; Texas City, Texas; South Charleston, West Virginia.
Canada:	Fort Saskatchewan, Alberta; Prentiss, Alberta; Sarnia, Ontario.
Germany:	Boehlen; Leuna; Rheinmuenster; Schkopau; Stade.
France:	Drusenheim.
The Netherlands:	Terneuzen.
Spain:	Tarragona.
Argentina:	Bahia Blanca.
Brazil:	Aratu.

        Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	59 manufacturing locations in 19 states.
Canada:	8 manufacturing locations in 4 provinces.
Europe:	60 manufacturing locations in 19 countries.
Latin America:	27 manufacturing locations in 5 countries.
Pacific:	26 manufacturing locations in 11 countries.

        All of Dow's plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value. Dow leases an ethylene plant in Fort Saskatchewan, Alberta, Canada; an ethylene plant and a polyethylene plant in Terneuzen, The Netherlands; and a pipeline in Germany.

        A summary of properties, classified by type, is provided in Note E to the Consolidated Financial Statements. Additional information regarding leased properties can be found in Note M to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART I, Item 3. Legal Proceedings

LEGAL PROCEEDINGS

Breast Implant Matters

The Company and Corning Incorporated ("Corning") are each 50 percent stockholders in Dow Corning Corporation ("Dow Corning"). Dow Corning, the Company and/or Corning have been sued in a number of individual and class actions by plaintiffs seeking damages, punitive damages and injunctive relief in connection with injuries purportedly resulting from alleged defects in silicone breast implants. In addition, certain stockholders of the Company have filed separate consolidated class action complaints in the federal district court for the Southern District of New York alleging that the Company, Dow Corning or some of their respective Directors violated duties imposed by the federal securities laws regarding disclosure of alleged defects in silicone breast implants. On April 17, 2003, the court issued an order, which is now final, dismissing that action with prejudice.

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

        The Company is separately named as a defendant in more than 14,000 breast implant product liability cases (consisting of approximately 33,000 claimants). In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.

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

        After Judge Pointer's initial ruling in December 1993, summary judgment was granted to the Company in approximately 4,000 breast implant cases pending in state courts in California, Indiana, Michigan, New Jersey and New York, and over 100 actions in Pennsylvania were dismissed. Of these rulings, the California ruling was final and was appealed. On September 25, 1996, the California Court of Appeal for the 4th District affirmed the trial court's order granting summary judgment to the Company. On July 9, 1998, the California Supreme Court affirmed the decision of the Court of Appeal, and the California summary judgment order in favor of the Company is now final. The Michigan ruling was made final on March 20, 1997. On September 14, 1999, the Michigan Court of Appeals affirmed summary judgment in Maples v. The Dow Chemical Company, a case determinative of all cases pending in Michigan state court. The time for filing a petition for leave to appeal to the Michigan Supreme Court has passed with no petition having been filed. Pursuant to a stipulated order, all cases that were pending on the state court docket will now be dismissed with prejudice. Since federal courts in diversity cases are bound to apply state court interpretations of state law questions, the Maples affirmance should also result in dismissal of all claims against the Company pending in federal court and governed by Michigan law. The New Jersey ruling has been reconsidered and all claims were again dismissed, except the negligence claim. Plaintiffs in New York filed a motion to reconsider based on Judge Pointer's April 25, 1995 ruling. On September 22, 1995, Judge Lobis, presiding over the consolidated New York breast implant litigation, dismissed all counts of all cases filed against the Company in New York on the ground that no reasonable jury could find against the Company. On May 28, 1996, the New York Supreme Court Appellate Division affirmed the lower court's dismissal of all claims against the Company. New York's highest court subsequently denied plaintiffs' petition for review, and the order dismissing all claims against the Company is now final. Other rulings that are not final decisions are also subject to reconsideration. On October 20, 1996, in a Louisiana state court breast implant case styled Spitzfaden v. Dow Corning, et al., the court entered an order maintaining certification of a class of Louisiana plaintiffs consisting of recipients of Dow Corning breast implants who, as of January 15, 1997, (i) are residents of Louisiana, (ii) are former residents of Louisiana who are represented by Louisiana counsel, or (iii) received their implants in Louisiana and are represented by Louisiana counsel, together with the spouses and children of such plaintiffs, and representatives of the estates of class members who are deceased. On August 18, 1997, at the conclusion of the first of four phases of this case, the jury found in part that the Company had been negligent in the testing and/or research of silicone, had misrepresented and concealed unspecified hazards associated with using silicone in the human body and had conspired with Dow Corning to misrepresent or conceal such hazards. The Company appealed the jury's verdict. On December 1, 1997, the trial court decertified the class. On December 5, 2002, the Court of Appeal for the 4th Circuit in Louisiana reversed the lower court's judgment on liability. Plaintiffs have sought appellate review by the Louisiana Supreme Court. On June 20, 2003, the Louisiana Supreme Court issued an order declining to hear plaintiffs' appeal, which made final the favorable Court of Appeal decision. The parties had entered into a confidential settlement, the terms of which were dependent on the outcome of the appeal and are reflected, in part, in the Joint Plan (defined below). Any settlement amounts paid by the Company will be reimbursed by Dow Corning in accordance with the terms of the Joint Plan when the Joint Plan becomes effective.

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

        In addition to the jury findings in the first phase of the Louisiana state case noted above (now reversed on appeal), three breast implant product liability cases brought against the Company have now been tried to judgment. In February 1995, a Harris County jury exonerated the Company in one case and found the Company jointly and severally liable with Dow Corning for $5.23 million on a single count in a second case. After the verdict, however, the Court overturned the jury's verdict and entered judgment for the Company. On October 30, 1995, a state court jury in Reno, Nevada found the Company liable for $4.15 million in compensatory damages and $10 million in punitive damages. On December 31, 1998, the Nevada Supreme Court reversed and vacated the $10 million punitive damages award and affirmed the $4.15 million compensatory damages award. The Company filed a motion asking the Court to reconsider that portion of its opinion affirming the compensatory damages award. On February 12, 1999, that motion was denied. Subsequently, the parties negotiated a confidential settlement and the case has been dismissed with prejudice. The Company will be reimbursed by Dow Corning for all settlement amounts paid, in accordance with the terms of the Joint Plan when the Joint Plan becomes effective.

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

        On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999 that, in the view of the Proponents and the Shareholders, improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning's silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. These motions and appeals were heard by U.S. District Court Judge Denise Page Hood on April 12 and 13, 2000, and on November 13, 2000, Judge Hood affirmed the Bankruptcy Court's November 30, 1999 Order confirming the Joint Plan and reversed, in part, the Bankruptcy Court's December 21, 1999 Opinion, including that portion of the Opinion the Shareholders had appealed. In turn, various parties in interest appealed Judge Hood's decision to the United States Court of Appeals for the Sixth Circuit which heard oral arguments in the matter on October 23, 2001. On January 29, 2002, the Sixth Circuit issued its opinion which, among other things, affirmed Judge Hood's determination that claims against various entities, including the Shareholders, may be enjoined where "unusual circumstances" exist, and remanded the case to the District Court for certain factual determinations. On December 11, 2002, Judge Hood found that the release and injunction provisions of the Plan were appropriate based on the factual determination that "unusual circumstances" do exist in this case. The effectiveness of the Joint Plan remains subject to any subsequent appellate action, but it is the opinion of the Company's management that it is probable that the Joint Plan will become effective at some point in time in the future, although it is impossible to specify when that will occur.

        It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products. To the extent not previously resolved in state court actions, cases filed against the Company are currently pending in the U. S. District Court for the Eastern District of Michigan as a result of being transferred to that court for resolution in the context of the Joint Plan. Should cases be filed in the future, they will be accorded similar treatment. It is the opinion of the Company's management that the possibility is remote that a resolution of plaintiffs' direct participation claims would have a material adverse impact on the Company's consolidated financial statements.

Environmental Matters

On July 7, 2003, the New Hampshire Department of Environmental Services (the "NHDES") filed a Petition for Permanent Injunction, Cost Recovery and Civil Forfeiture in the Southern District of the Hillsborough County Superior Court, New Hampshire, alleging that Hampshire Chemical Corp., an indirect wholly owned subsidiary of the Company, had violated certain hazardous waste laws, rules and permits at its Nashua, New Hampshire, facility. Among other remedies, the NHDES is seeking "civil forfeiture" (civil penalties) that may exceed $100,000.

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

Asbestos-Related Matters of Union Carbide Corporation

Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide's premises, and Union Carbide's responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide's products.

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2003	2002	2001
Claims unresolved at January 1	200,882	126,564	57,025
Claims filed	122,586	121,916	73,806
Claims settled, dismissed or otherwise resolved	(129,577)	(47,598)	(4,267)

Claims unresolved at December 31	193,891	200,882	126,564

Claimants with claims against both Union Carbide and Amchem	66,656	66,008	41,657

Individual claimants at December 31	127,235	134,874	84,907

        In more than 98 percent of the cases filed against Union Carbide and Amchem, no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage has been increasing with more recently filed cases. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to Union Carbide, Amchem or any other particular defendant. In fact, there are no cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide's litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

        As noted above, Union Carbide is typically only one of many named defendants, many of which, including Union Carbide and Amchem, were members of the Center for Claims Resolution ("CCR"), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, Union Carbide and Amchem's strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR's collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. Union Carbide then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

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

        Union Carbide provided ARPC with all relevant data regarding asbestos-related claims filed against Union Carbide and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered ARPC's ability to project future claim volumes and resolution costs, included the following:

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

        Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem, if certain assumptions were made. Specifically, ARPC advised Union Carbide that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against Union Carbide and Amchem are unlikely to return to levels below those experienced prior to 2001—when the recent spike in filings commenced—and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR's cessation of operations. ARPC advised Union Carbide that, by assuming that future filings would be at a level consistent with the levels experienced immediately prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing Union Carbide and Amchem. ARPC also advised Union Carbide that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

        In projecting Union Carbide's resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by Union Carbide and Amchem and multiplied the number of such claims by the mean values paid by Union Carbide and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating Union Carbide's cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims. In each instance, ARPC's projections specifically assumed the following:

  •
  In the near term, the number of future claims to be filed against Union Carbide and Amchem will be at a level consistent with levels experienced immediately prior to 2001.

  •
  The number of future claims to be filed against Union Carbide and Amchem will decline at a fairly constant rate each year from 2003.

  •
  The percentage of claims settled by Union Carbide and Amchem out of the total claims resolved (whether by settlement or dismissal) will be consistent with the percentage for 2001 and 2002.

  •
  The average settlement value for pending and future claims will be equivalent to those experienced during 2001 and 2002.

        As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 was the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it was probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranged from $2.2 billion to $2.4 billion, which was the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At December 31, 2002, approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

        At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, Union Carbide requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In its response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at this time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remains applicable. Based on Union Carbide's own review of the current asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at this time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states.

        The annual average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

        At December 31, 2003, Union Carbide's asbestos-related liability for pending and future claims was $1.9 billion. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. At December 31, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.0 billion.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31	2003	2002
Receivables for defense costs	$94	$77
Receivables for resolution costs	255	142

Total	$349	$219

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs at December 31	2003	2002	2001
Defense costs for the year	$110	$92	$14
Aggregate defense costs to date	258	148	56
Resolution costs for the year	293	155	39
Aggregate resolution costs to date	626	333	178

        Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $94 million in 2003, $9 million in 2002, and $9 million in 2001, and was reflected in "Cost of sales."

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

        Because of the uncertainties described above, Union Carbide's management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide's management believes that it is reasonably possible that the cost of disposing of Union Carbide's asbestos-related claims, including future defense costs, could have a material adverse impact on Union Carbide's results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

        It is the opinion of Dow's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

The Dow Chemical Company and Subsidiaries
PART I, Item 4. Submission of Matters to a Vote of Security Holders

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company's executive officers as of February 13, 2004.

ARNOLD A. ALLEMANG, 61. EXECUTIVE VICE PRESIDENT, OPERATIONS. DIRECTOR SINCE 1996. Employee of Dow since 1965. Manufacturing General Manager, Dow Benelux N.V.* 1992-93. Regional Vice President, Manufacturing and Administration, Dow Benelux N.V.* 1993. Vice President, Manufacturing Operations, Dow Europe S.A.* 1993-95. Dow Vice President and Director of Manufacturing and Engineering 1996-97. Dow Vice President, Operations 1997-2000. Executive Vice President 2000 to date. Director of Dow Corning Corporation,* Liana Limited* and Dorinco Reinsurance Company.* Representative, Members Committee of DuPont Dow Elastomers L.L.C.* and Cargill Dow LLC.* Director of the National Association of Manufacturers. Member of the American Chemical Society; the Advisory Board, Center for Chemical Process Safety, American Institute of Chemical Engineers; College of Engineering Advisory Council, Kansas State University; President's Circle of Sam Houston State University; the Corporate Executive Board's Operations Management Roundtable and the National Academy of Engineering's Action Forum on Diversity.

FRANK H. BROD, 49. DOW VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1975. Controller, Essex Chemical Corporation* 1988-91. Financial Controller and Information Systems Director for Dow Chemical Company Limited* 1991-93. Financial & Statutory Controller 1993-95. Controller, Dow Europe S.A.* and Finance Director for Dow's Global Fabricated Products Business 1995-98. Global Accounting Director 1998-2000. Vice President and Controller, The Dow Chemical Company 2000 to date. Director of Dow Credit Corporation;* Dow Financial Holdings, Inc.;* Diamond Capital Management, Inc.;* Dow Hydrocarbons and Resources Inc.;* Liana Limited* and Dow Global Technologies, Inc.* Board member, UOP LLC.* Chairman of the Committee on Corporate Reporting of Financial Executives International and a member of FEI's Executive Committee. Member of American Institute of Certified Public Accountants, United Kingdom Society of CPAs, Michigan Association of CPAs and Texas Society of CPAs. Member of Accounting Advisory Boards of both Michigan State University and Northwood University. Director of Wolverine Bank, FSB. Member of Financial Accounting Standards Board's Emerging Issues Task Force.

PHILLIP H. COOK, 56. DOW SENIOR VICE PRESIDENT, PERFORMANCE CHEMICALS AND THERMOSETS. Employee of Dow since 1970. Research Engineer in Freeport Urethanes Development Laboratory 1970-79. Group Leader of Epoxy Resins TS&D 1979-83. Market Development Manager for Epoxy Resins 1983-85. Group Marketing Manager for Structural and Design Resins 1985-87. Business Operations Manager for Epoxy Resins and Intermediates in the Corporate Product Department 1987-89. Commercial Vice President for Dow-United Technologies Composite Products Inc. 1989-93. Global Business Manager for Epoxy Products 1993-95. Vice President, Business Development for Greater China 1995-98. Vice President and Global Business Director for ethylene dichloride, vinyl chloride monomer, chlorine, caustic soda and HCL 1998-2000. Global Business Vice President for Epoxy Products & Intermediates 2000-03. Senior Vice President, Performance Chemicals and Thermosets, 2003 to date.

MICHAEL R. GAMBRELL, 50. DOW SENIOR VICE PRESIDENT, CHEMICALS AND INTERMEDIATES. Employee of Dow since 1976. Business Director for the North America Chlor-Alkali Assets Business 1989-92. General Manager for the Plastic Lined Pipe Business 1992-94. Vice President of Operations for Latin America 1994-96. Corporate Director, Technology Centers and Global Process Engineering 1996-98. Global Business Director of the Chlor-Alkali Assets Business 1998-2000. Business Vice President for EDC/VCM & ECU Management 2000-03. Business Vice President for the Chlor-Vinyl Business 2003. Senior Vice President, Chemicals and Intermediates 2003 to date. Past Chairman of the Board of Directors for the Vinyl Institute, representing the Institute on the Operating Board for the American Plastics Council. Executive Committee and Chair of the Board of Directors of the Chlorine Chemistry Council. Recipient of the President's Distinguished Alumnus Award from Rose-Hulman Institute of Technology 1996.

RICHARD M. GROSS, 56. CORPORATE VICE PRESIDENT, RESEARCH & DEVELOPMENT. Employee of Dow since 1974. Research and Development Director, North American Chemicals and Metals/Hydrocarbons 1992-95. Vice President and Director of Global Core Technologies Research and Development 1995-98. Vice President and Director of Continental Operations 1995-97. Vice President and Director of Michigan Operations 1997-98. Vice President and Director of Research and Development 1998-2001. Corporate Vice President of Research and Development 2001-2002. Corporate Vice President of Research & Development and New Business Growth 2002 to date. Recipient of 1996 Genesis Award for Excellence in People Development. Member of the Council for Chemical Research serving on the Governing Board Executive Committee as past Chair, Chemical & Engineering News Advisory Board, Michigan Life Sciences Corridor Board, National Institute of Standards & Technology Visiting Committee on Advanced Technology, Advisory Board of the National Science Resources Center, Michigan Molecular Institute Board, Advisory Board for the College of Chemistry at the University of California-Berkeley, Engineering National Advisory Council for the University of Utah, and College of Engineering National Advisory Committee for the University of Michigan.

DAVID E. KEPLER, 51. CORPORATE VICE PRESIDENT, SHARED SERVICES, AND CHIEF INFORMATION OFFICER. Employee of Dow since 1975. Computer Services Manager of Dow U.S.A. Eastern Division 1984-88. Commercial Director of Dow Canada Performance Products 1989-91. Director of Pacific Area Information Systems 1991-93. Manager of Information Technology for Chemicals and Plastics 1993-94. Director of Global Information Systems Services 1994-95. Director of Global Information Application 1995-98. Vice President 1998-2000. Chief Information Officer 1998 to date. Corporate Vice President and responsible for eBusiness 2000 to date. Responsibility for Advanced Electronic Materials 2002-03. Responsibility for Shared Services—Customer Service, Information Systems, Purchasing, Six Sigma, Supply Chain, and Work Process Improvement—2004 to date. Member of U.S. Chamber of Commerce Board of Directors, the American Chemical Society, and the American Institute of Chemical Engineers. Leads the Chemical Sector Cybersecurity Information Sharing Forum.

ROMEO KREINBERG, 53. DOW SENIOR VICE PRESIDENT, PLASTICS. Employee of Dow since 1977. Business Operations Manager for Latex and New Ventures in the Corporate Product Department 1987-89. Regional Commercial Director for Dow Iberica 1989-90. Regional Commercial Director for the new unified German geography 1990-91. Management Board for Dow Deutschland 1991-92. General Manager for Dow Italy and Vice President of Dow Europe 1992-94. Vice President for Polyethylene and PET/PTA, Dow Europe 1994-95. Global Vice President for Polyethylene and PET/PTA, The Dow Chemical Company 1995-2000. Business Group President for Polyolefins and Elastomers 2000-2003. Senior Vice President, Plastics 2003 to date. Board member of DuPont Dow Elastomers L.L.C., PBBPolisur S.A., United States Council for International Business, and Univation Technologies, LLC. Corporate sponsor of Dow's Women's Innovation Network.

ANDREW N. LIVERIS, 49. DOW PRESIDENT AND CHIEF OPERATING OFFICER. DIRECTOR SINCE 2004 Employee of Dow since 1976. General manager of Dow's Thailand operations 1989-92. Group business director for Emulsion Polymers and New Ventures 1992-93. General manager of Dow's start-up businesses in Environmental Services 1993-94. Vice President of Dow's start-up businesses in Environmental Services 1994-95. President of Dow Chemical Pacific 1995-98. Vice President of Specialty Chemicals 1998-2000. President of Performance Chemicals Business Group 2000-03. President and Chief Operating Officer November 2003 to date. Board member of the Midland Center of the Arts, Dow Corning Corporation,* and the Dow Foundation. Member of the Midland advisory board of Comerica Bank. Corporate member of The Institute of Chemical Engineers.

RICHARD L. MANETTA, 59. DOW CORPORATE VICE PRESIDENT AND GENERAL COUNSEL. Employee of Dow since 2001. Corporate Vice President and General Counsel July 2001 to date. Ford Motor Company—Assistant General Counsel for Automotive Safety and Product Litigation 1989-94, Assistant General Counsel for Discovery 1994-99, Associate General Counsel for Litigation 1999-2000, Deputy General Counsel & Director of Regulatory Compliance 2000-July 2001. Member of the American Bar Association, Michigan State Bar, The National Center for State Courts, Civil Justice Reform Group, the National Legal Center for the Public Interest, and the General Counsel Roundtable. Board member of the U.S. Chamber of Commerce's Institute for Legal Reform. Lifetime member of The Fellows of the Michigan State Bar Foundation. Recipient of the National Bar Association's Presidential Award in 2000, the Wolverine Bar Association Award in 2001, and the State of Michigan's Access to Justice Award in 2003.

J. PEDRO REINHARD, 58. DOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. DIRECTOR SINCE 1995. Employee of Dow since 1970. Dow Brazil Area Finance Director 1978-81. Dow Europe S.A.* Finance Director 1981-85. Managing Director, Dow Italy 1985-88. Dow Treasurer 1988-96, Vice President 1990-95, Financial Vice President 1995-96, Chief Financial Officer 1995 to date, Executive Vice President 1996 to date. Chairman of the Board of Liana Limited* and Dorinco Reinsurance Company.* Chairman of the Members Committee, Dow AgroSciences LLC.* Director of Dow Corning Corporation,* Royal Bank of Canada, The Coca-Cola Company and Sigma-Aldrich Corporation. Advisory Board member of Swiss Re America Holding Corporation. Member of the Financial Executives International and The Conference Board's Council of Financial Executives.

FERNANDO RUIZ, 48. DOW VICE PRESIDENT AND TREASURER. Employee of Dow since 1980. Treasurer, Ecuador Region 1982-84. Treasurer, Mexico Region 1984-88. Financial Operations Manager, Corporate Treasury 1988-91. Assistant Treasurer, USA Area 1991-92. Senior Finance Manager, Corporate Treasury 1992-96. Assistant Treasurer, The Dow Chemical Company 1996-2001. Corporate Director of Insurance and Risk Management 2001. President and Chief Executive Officer, Liana Limited* and Dorinco Reinsurance Company* 2001 to date. Vice President and Treasurer, The Dow Chemical Company, 2001 to date. President of Dow Credit Corporation* 2001 to date. Director of Dow Financial Services Inc.* and EQUATE Petrochemical Company K.S.C.* Member of Financial Executives International, the Midland Economic Development Council, Citibank's Customer Advisory Board and Michigan State University (Eli Broad College of Business) Advisory Board.

WILLIAM S. STAVROPOULOS, 64. DOW CHAIRMAN AND CEO. DIRECTOR SINCE 1990. Employee of Dow since 1967. President, Dow Latin America 1984-85. Dow U.S.A. Commercial Vice President, Basics and Hydrocarbons 1985-87. Group Vice President, Plastics and Hydrocarbons, 1987-90. President, Dow U.S.A. 1990-93. Dow Vice President 1990-91, Senior Vice President 1991-93, Chief Operating Officer 1993-95, President 1993-2000 and 2002-03, Chief Executive Officer 1995-2000 and 2002 to date, Chairman 2000 to date. Director of BellSouth Corporation, Chemical Financial Corporation, Maersk Inc. and NCR Corporation. Trustee of the Fidelity Group of Funds. Board member of American Enterprise Institute for Public Policy Research. Member of The Business Council, World Business Council for Sustainable Development, and University of Notre Dame Advisory Council for the College of Science.

GARY R. VEURINK, 53. VICE PRESIDENT, BUSINESS OPERATIONS LEADER AND SITE DIRECTOR, MICHIGAN OPERATIONS. Employee of Dow since 1972. Global Manufacturing Director for Engineering Plastics 1995-98. Vice President, Global Purchasing, 1998-2000. Site Director for Michigan Operations and Business Operations Director for Performance Chemicals 2000 to date. Recipient of Outstanding Alumnus Award from the South Dakota School of Mines and Technology. Executive Council member of Boy Scouts of America. Board member of the Midland Area Chamber of Commerce, the Michigan Manufacturers Association, Junior Achievement of Midland, and the Michigan Chapter of the Nature Conservancy. Academic Advisory Board member of the South Dakota School of Mines and Technology.

LAWRENCE J. WASHINGTON, JR., 58. DOW CORPORATE VICE PRESIDENT, ENVIRONMENT, HEALTH & SAFETY, HUMAN RESOURCES AND PUBLIC AFFAIRS. Employee of Dow since 1969. General Manager, Western Division 1987-90. Vice President, Dow North America, and General Manager of the Michigan Division 1990-94. Vice President, Human Resources 1994 to date. Vice President, Environment, Health & Safety and Public Affairs 1997 to date. Director of Chemical Bank and Trust Company, Liana Limited,* and Dorinco Reinsurance Company.* Trustee of The Keystone Center. Member of the National Advisory Board for Michigan Technological University and the Advisory Council, College of Engineering and Science, University of Detroit Mercy.

* A number of Company entities are referenced in the biographies and are defined as follows. (Some of these entities have had various names over the years. The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of February 13, 2004.) EQUATE Petrochemical Company K.S.C.—company ultimately 45 percent owned by Dow. Cargill Dow LLC; Dow Corning Corporation; DuPont Dow Elastomers L.L.C. and UOP LLC—companies ultimately 50 percent owned by Dow. Diamond Capital Management, Inc.; Dorinco Reinsurance Company; Dow AgroSciences LLC; Dow Benelux N.V.; Dow Chemical Company Limited; Dow Credit Corporation; Dow Europe S.A.; Dow Financial Holdings, Inc.; Dow Financial Services Inc.; Dow Hydrocarbons and Resources Inc.; Dow Global Technologies, Inc.; Essex Chemical Corporation; and Liana Limited—all ultimately wholly owned subsidiaries of Dow. Ownership by Dow described above may be either direct or indirect.

The Dow Chemical Company and Subsidiaries
PART II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market for the Company's common stock is the New York Stock Exchange.

        Quarterly market and dividend information can be found at the end of Part II, Item 8. Financial Statements & Supplementary Data, following the Notes to the Consolidated Financial Statements.

        At February 13, 2004, there were 114,409 registered common stockholders. The Company estimates that there were an additional 342,000 stockholders whose shares were held in nominee names at December 31, 2003.

        On February 12, 2004, the Board of Directors announced a quarterly dividend of $0.335 per share, payable April 30, 2004, to stockholders of record on March 31, 2004. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 91-year period, Dow has increased the amount of the quarterly dividend 45 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time. The Company declared dividends of $1.34 per share both in 2003 and 2002, and $1.295 per share in 2001.

        See Part III, Item 11. Executive Compensation for information relating to the Company's equity compensation plans.

        On August 3, 1999, the Board of Directors terminated its 1997 authorization which allowed the Company to repurchase shares of Dow common stock. Since that time, the only shares purchased by the Company are those shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of stock grants. See Note N to the Consolidated Financial Statements for information regarding the Company's stock option plans.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data

In millions, except as noted (Unaudited)	2003	2002	2001	2000	1999
Summary of Operations
Net sales (1)	$32,632	$27,609	$28,075	$29,798	$26,131
Cost of sales (1)	28,177	23,780	23,892	24,310	20,422
Research and development expenses	981	1,066	1,072	1,119	1,075
Selling, general and administrative expenses	1,392	1,598	1,765	1,825	1,776
Amortization of intangibles	63	65	178	139	160
Purchased in-process research and development charges	—	—	69	6	6
Special charges and merger-related expenses and restructuring	—	280	1,487	—	94
Asbestos-related charge	—	828	—	—	—
Other income	468	94	423	706	424
Interest expense—net	736	708	648	519	432

Income (Loss) before income taxes and minority interests	1,751	(622)	(613)	2,586	2,590
Provision (Credit) for income taxes	(82)	(280)	(228)	839	874
Minority interests' share in income	94	63	32	72	74
Preferred stock dividends	—	—	—	—	5

Income (Loss) before cumulative effect of changes in accounting principles	1,739	(405)	(417)	1,675	1,637
Cumulative effect of changes in accounting principles	(9)	67	32	—	(20)

Net income (loss) available for common stockholders	$1,730	$(338)	$(385)	$1,675	$1,617

Per share of common stock (in dollars): (2)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—basic	$1.89	$(0.44)	$(0.46)	$1.88	$1.87
Earnings (Loss) per common share—basic	1.88	(0.37)	(0.43)	1.88	1.85
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—diluted	1.88	(0.44)	(0.46)	1.85	1.84
Earnings (Loss) per common share—diluted	1.87	(0.37)	(0.43)	1.85	1.82
Cash dividends declared per share of common stock	1.34	1.34	1.295	1.16	1.16
Cash dividends paid per share of common stock	1.34	1.34	1.25	1.16	1.16
Book value per share of common stock	9.89	8.36	11.04	13.22	12.40
Weighted-average common shares outstanding—basic (2)	918.8	910.5	901.8	893.2	874.9
Weighted-average common shares outstanding—diluted (2)	926.1	910.5	901.8	904.5	893.5
Convertible preferred shares outstanding	—	—	—	—	1.3

Year-end Financial Position
Total assets	$41,891	$39,562	$35,515	$35,991	$33,456
Working capital	3,468	2,519	2,183	1,150	2,848
Property—gross	40,812	37,934	35,890	34,852	33,333
Property—net	14,217	13,797	13,579	13,711	13,011
Long-term debt and redeemable preferred stock	11,763	11,659	9,266	6,613	6,941
Total debt	13,109	13,036	10,883	9,450	8,708
Net stockholders' equity	9,175	7,626	9,993	11,840	10,940

Financial Ratios
Research and development expenses as percent of net sales (1)	3.0%	3.9%	3.8%	3.8%	4.1%
Income (Loss) before income taxes and minority interests as percent of net sales (1)	5.4%	(2.3)%	(2.2)%	8.7%	9.9%
Return on stockholders' equity (3)	18.9%	(4.4)%	(3.9)%	14.1%	14.7%
Debt as a percent of total capitalization	55.4%	59.2%	48.9%	42.5%	42.2%

General
Capital expenditures	$1,100	$1,623	$1,587	$1,808	$2,176
Depreciation	1,753	1,680	1,595	1,554	1,516
Salaries and wages paid	3,608	3,202	3,215	3,395	3,536
Cost of employee benefits	783	611	540	486	653
Number of employees at year-end (thousands)	46.4	50.0	52.7	53.3	51.0
Number of Dow stockholders of record at year-end (thousands) (4)	113.1	122.5	125.1	87.9	87.7

(1)
Adjusted for reclassification of freight on sales in 2000 and reclassification of insurance operations in 2002.

(2)
Adjusted for 3-for-1 stock split in 2000.

(3)
Included Temporary Equity in 1999.

(4)
Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 342,000 stockholders whose shares were held in nominee names at December 31, 2003.

The Dow Chemical Company and Subsidiaries
PART II, Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

2003 Financial Report

Management's Discussion and Analysis of Financial Condition and Results of Operations	23
2003 Overview	24
Results of Operations	25
Segment Results	28
Performance Plastics	28
Performance Chemicals	30
Agricultural Sciences	31
Plastics	32
Chemicals	33
Hydrocarbons and Energy	33
Sales Prices and Volume Chart (Percent change from prior year)	34
Liquidity and Capital Resources	35
Cash Flow	35
Working Capital	35
Debt	36
Variable Interest Entities	36
Contractual Obligations	37
Capital Expenditures	38
Dividends	38
Critical Accounting Policies	38
Environmental Matters	41
Asbestos-Related Matters of Union Carbide Corporation	44
Quantitative and Qualitative Disclosures about Market Risk	48
Management Statement of Responsibility	49
Independent Auditors' Report	50
Consolidated Financial Statements	51
Notes to the Consolidated Financial Statements	57
Quarterly Statistics	95

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

INTRODUCTORY NOTE TO READERS

On February 6, 2001, Union Carbide Corporation ("Union Carbide") merged with a subsidiary of the Company and became a wholly owned subsidiary of Dow. The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries give retroactive effect to the Union Carbide merger, which was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include the combined accounts of the two companies for all periods presented. See Note C to the Consolidated Financial Statements for additional information.

ABOUT DOW

Dow is a diversified, worldwide manufacturer of more than 3,500 basic and performance chemicals and plastics, and agricultural products that are primarily used by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets. Dow is the largest U.S. producer of chemicals and plastics, in terms of sales, with total sales of $33 billion in 2003. The Company conducts its worldwide operations through global businesses, which are reported in six operating segments: Performance Plastics, Performance Chemicals, Agricultural Sciences, Plastics, Chemicals, and Hydrocarbons and Energy.

        With customers in more than 180 countries, approximately 45 percent of the Company's sales are in North America; 35 percent are in Europe and the remaining 20 percent are from sales to customers in Asia Pacific and Latin America. The Company employs approximately 46,000 people and has a broad, global reach with 180 manufacturing sites in 37 countries.

2003 OVERVIEW

Relatively slow global economic growth in 2001 and 2002 dampened demand in the chemical industry in those years, resulting in substantial overcapacity for many products. For example, global industry operating rates for ethylene, a basic building-block chemical, had fallen to near 85 percent, substantially below the 90 percent level that is generally considered to represent balanced supply/demand conditions. Although the prices of oil and natural gas, which are key raw materials for the chemical industry, had declined somewhat during those years, prices of many chemical industry products had fallen further, squeezing margins. Late in 2002, costs of these raw materials began to rise sharply, straining the profitability of the chemical industry even more.

        In January 2003, following two years of disappointing results, the Company announced an action plan ("2003 Action Plan") with the express goal of improving the earnings and financial strength of Dow. To accomplish this, all corporate initiatives that were not considered business critical were postponed or cancelled, so all employees could be engaged and focused on four objectives:

  •
  To manage the price of Dow's products without sacrificing volume

  •
  To reduce structural costs by $400 million and capital expenditures by $400 million

  •
  To shut down under-utilized and non-competitive assets

  •
  To accelerate changes in Dow's portfolio, including the sale of non-strategic assets

        In response to the 2003 Action Plan, sales in 2003 increased 18 percent to $33 billion, establishing a new sales record for the Company. 2003 was the first year since the last industry peak in 1995 that the margin between selling prices and the cost of feedstocks improved. Price/volume management continues to be a difficult challenge for Dow. While Dow's overall operating rate improved from 78 percent in 2002 to 82 percent in 2003, industry operating rates remain relatively low and some key products are still in oversupply.

        Due to the focus on costs, the Company reduced its structural costs in 2003 by more than $600 million (including reductions in materials and supplies, purchased services, travel and labor costs), exceeding the goal set in the 2003 Action Plan by more than $200 million. This reduction was accomplished by controlling discretionary spending throughout the organization, through the application of Six Sigma methodology (a disciplined approach to achieving performance excellence) and through the reduction of approximately 3,600 employees. Reflecting the success of Dow's efforts to reduce costs, selling, general and administrative expenses were down 13 percent in 2003 from 2002.

        Dow's purchased feedstock and energy costs (which are largely based on derivatives of oil and natural gas) rose 33 percent in 2003, an increase of $2.7 billion. These costs represented 36 percent of the Company's total production costs and operating expenses in 2003. Because these costs are substantial, Dow has taken a number of steps over the years to help mitigate the impact of high and volatile feedstock costs:

  •
  Conservation—Since the early 1990s, the Company has added nine new co-generation facilities and improved overall manufacturing efficiency.

  •
  Global sourcing—The Company's global network of manufacturing plants allows it to supply export markets from lower cost sites.

  •
  Feedstock flexibility—Dow's manufacturing flexibility allows it to optimize feedstock mix, reducing exposure to higher cost feedstocks.

  •
  Hedging—The Company uses both financial and physical hedging to reduce the negative effect of feedstock price volatility.

        Capital expenditures in 2003 were $1.1 billion, down more than $500 million from 2002, exceeding the Company's goal set in the 2003 Action Plan by more than $100 million. This was accomplished without sacrificing the efficiency, safety and environmental performance of Dow's manufacturing facilities. As discussed in Environmental Matters, the Company's key environmental measures continued to improve in 2003, with 70 percent of Dow's manufacturing plants reporting no injuries during the year.

        Working capital management was another significant contributor to improved financial performance. In 2003, the Company improved days-sales-in-inventory from 64 days to 56 days, and days-sales-outstanding-in-receivables from 45 days to 42 days.

        In 2003, the Company reviewed its assets to identify under-utilized and non-competitive assets. As a result, Dow shut down two Union Carbide ethylene plants in Texas, as well as 14 small facilities in North America, Europe and Latin America during the year. Also during 2003, the Company sold assets identified as non-strategic, including the oryzalin herbicide business, the methyl glucoside and lanolin derivatives businesses, and Union Carbide's joint venture interest in Sunrise Chemical LLC.

        As a result of these actions and some improvement in overall economic conditions, Dow substantially increased earnings, improved cash flow and reduced net debt in 2003.

  •
  Diluted earnings per common share were $1.87 in 2003 (including a tax benefit of $454 million, equivalent to $0.49 per share), compared with a loss of $0.37 per share in 2002 (which included a net charge of $1.1 billion, $0.71 per share, primarily related to potential asbestos liabilities, merger-related expenses and restructuring).

  •
  Cash provided by operating activities improved $1.7 billion in 2003 compared with 2002. Free cash flow (cash provided by operating activities minus capital expenditures and dividends paid to stockholders) improved $2.2 billion.

  •
  Net debt (total debt minus cash, cash equivalents, marketable securities and interest-bearing deposits) was down $788 million in 2003. Net debt to total capitalization was 50.3 percent at the end of 2003, down from 56.0 percent at the end of last year.

        The Company anticipates that stronger global economic growth in 2004 will improve chemical industry demand, tightening supply/demand balances to some extent. However, feedstock and energy costs are expected to remain high and volatile, especially early in the year. The Company will continue to focus on the steps outlined in the 2003 Action Plan: price/volume management; sustaining the improvement in structural costs achieved in 2003; continued discipline in capital spending, targeting $1.3 billion in 2004; additional shutdown of non-competitive assets; and further divestitures of non-strategic assets. The objective of these actions is to further improve Dow's earnings and financial position.

RESULTS OF OPERATIONS

Dow's sales for 2003 were $32.6 billion, compared with $27.6 billion in 2002 and $28.1 billion in 2001. Sales for the year grew 18 percent, as prices rose 14 percent and volume grew 4 percent. The increase in prices, which was driven by increasing feedstock and energy costs and the favorable impact of currency in Europe, was broad-based as prices improved across all businesses and in all geographic areas. The increase in volume reflected an improvement in economic conditions. While volume improved in all geographic areas, the change in volume across the operating segments was mixed; volume was up in all operating segments except Performance Plastics, which was flat compared with last year, and Plastics, which reported a slight decline. In 2002, sales declined slightly compared with 2001 as selling prices fell 6 percent and volume increased 4 percent. Prices in 2002 were lower in all operating segments and across all geographic areas, reflecting the difficult economic environment. Volume growth in 2002 was strongest in Asia Pacific and Latin America, with Plastics showing the greatest improvement in both regions. Volume also improved in Europe, aided by acquisitions in mid-2001. See Sales Price and Volume table on page 34 for details regarding the change in sales.

        Sales in the United States accounted for 39 percent of total sales in 2003, compared with 41 percent in 2002 and 43 percent in 2001. Sales and other information by operating segment and geographic area are provided in Note T to the Consolidated Financial Statements. See Segment Results for a narrative discussion of results for each of the operating segments.

        Gross margin for 2003 was $4,455 million, compared with $3,829 million in 2002 and $4,183 million in 2001. Gross margin improved $626 million in 2003, compared with 2002, as higher selling prices of $4.0 billion, as well as volume growth and the impact of improved operating rates, more than offset an increase of $2.7 billion in feedstock and energy costs and the negative impact of currency on costs. Gross margin for 2002 decreased $354 million versus 2001, as a $1.7 billion decline in selling prices more than offset the favorable impact of lower feedstock and energy costs of approximately $850 million. Higher volume, cost control efforts and the realization of merger- and acquisition-related cost synergies reduced the negative impact of this margin compression in 2002.

        Dow's global plant operating rate for its chemicals and plastics businesses was 82 percent of capacity in 2003, up from 78 percent in 2002 and 76 percent in 2001. Operating rates in 2003 rose as the Company increased run rates to support increasing demand, a reflection of improved economic conditions. The lower operating rates in the previous two years reflect reduced run rates at several of the Company's plants in an effort to manage inventory levels. Depreciation expense was $1,753 million in 2003, compared with $1,680 million in 2002 and $1,595 million in 2001.

        Personnel count was 46,372 at December 31, 2003; 49,959 at the end of 2002 and 52,689 at the end of 2001. The decline in headcount in 2003 was the direct result of the Company's 2003 Action Plan. Headcount decreased in 2002 primarily due to the Company's merger-related workforce reduction program.

        Operating expenses (research and development, and selling, general and administrative expenses) totaled $2,373 million in 2003, down 11 percent from $2,664 million in 2002 and down 16 percent from $2,837 million in 2001. Operating expenses continued to decline due to the Company's sustained focus on reducing costs and the continued realization of merger- and acquisition-related cost synergies. In 2004, the Company plans to continue its dedication to sustaining the reduction in operating expenses.

        Research and development ("R&D") expenses were $981 million in 2003, compared with $1,066 million in 2002 and $1,072 million in 2001. R&D expenses continued to decline as the Company continued its cost control efforts and as spending on growth initiatives was focused on those opportunities with the greatest potential for value creation.

        Selling, general and administrative ("SG&A") expenses were $1,392 million in 2003, down 13 percent from $1,598 million in 2002 and down more than 20 percent from $1,765 million in 2001. SG&A expenses continued to decline in 2003 due to the Company's ongoing efforts to reduce expenses. SG&A expenses represented 4 percent of sales in 2003, down from 6 percent of sales in 2002 and 2001.

        The following table illustrates the relative size of the primary components of total production costs and operating expenses of Dow. More information about each of these components can be found in other sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, Notes to the Consolidated Financial Statements, and Part II, Item 6. Selected Financial Data.

Production Costs and Operating Expenses
Cost components as a percent of total	2003	2002	2001
Hydrocarbon feedstocks and energy	36%	29%	31%
Salaries, wages and employee benefits	14	14	13
Maintenance	4	4	4
Depreciation	6	6	6
Merger-related expenses and restructuring, IPR&D and asbestos-related charge	—	4	5
Supplies, services and other raw materials	40	43	41

Total	100%	100%	100%

        Amortization of intangibles was $63 million in 2003, $65 million in 2002 and $178 million in 2001. The decline in amortization of intangibles from 2001 was due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with the statement, Dow ceased amortization of goodwill effective January 1, 2002. During the fourth quarter of 2003, the Company performed impairment tests for goodwill in conjunction with its annual budgeting process. As a result of this review, it was determined that no goodwill impairments existed. See Notes A, F and T to the Consolidated Financial Statements for additional information regarding goodwill and other intangible assets.

        During 2001, the Company completed the appraisal of the technology acquired with the purchase of Rohm and Haas Company's agricultural chemicals business and recorded a charge for purchased in-process research and development ("IPR&D") of $69 million in the Agricultural Sciences segment. See Notes B and C to the Consolidated Financial Statements for further details regarding the acquisition and IPR&D charge.

        During 2002, the Company recorded one-time merger and integration costs of $41 million and additional merger-related severance of $66 million. "Merger-related expenses and restructuring" also included the following charges in 2002: severance of $5 million related to a workforce reduction at Dow AgroSciences; and asset write-downs and impairments of $131 million and severance of $37 million related to restructuring activities undertaken by the Company following the appointment of a new President and CEO in late 2002. See Note B to the Consolidated Financial Statements for additional information.

        During 2001, a special charge of $1.5 billion (reflected in Unallocated and Other) was recorded for merger-related expenses and restructuring, which included transaction costs, employee severance, the write-down of duplicate assets and facilities, and other merger-related expenses. For further details, see Note B to the Consolidated Financial Statements.

        In the fourth quarter of 2002, following the completion of a study to estimate the cost of resolving pending and potential future asbestos-related claims filed against Union Carbide and Amchem Products, Inc., the amount recorded for asbestos-related liabilities was increased to $2.2 billion, resulting in a charge of $828 million after recording related insurance receivables. See Legal Proceedings, Critical Accounting Policies, Asbestos-Related Matters of Union Carbide Corporation, and Note J to the Consolidated Financial Statements for additional information.

        Dow's share of the earnings of nonconsolidated affiliates in 2003 amounted to $322 million, up significantly from $40 million in 2002 and $29 million in 2001. Equity earnings in 2003 increased primarily due to stronger results from EQUATE Petrochemical Company K.S.C. ("EQUATE"), the OPTIMAL Group, Dow Corning Corporation ("Dow Corning"), Compañía Mega S.A., and Univation Technologies, LLC, partially offset by a decline in results from DuPont Dow Elastomers L.L.C. ("DDE"). Equity earnings in 2002 improved from 2001 primarily due to improved earnings from Dow Corning and DDE, and the addition of earnings from Dow Reichhold Specialty Latex LLC, a then newly formed joint venture between Dow and Reichhold, Inc. Equity earnings in 2002 were negatively impacted by three items: Dow's $10 million share of a restructuring charge recorded by UOP LLC ("UOP"), reflected in the Performance Plastics segment; Dow's $8 million share of a restructuring charge recorded by DDE, reflected in the Plastics segment; and goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates, reflected in Unallocated and Other. Equity earnings in 2001 were lowered by the consolidation of Gurit-Essex in the first quarter of 2001, and the April 2001 divestiture of Union Carbide's interest in Polimeri Europa S.r.l., which was required for regulatory approval of the merger (see Note C to the Consolidated Financial Statements). Equity earnings in 2001 were further reduced by Dow's $11 million share of a restructuring charge recorded by Dow Corning and reflected in Unallocated and Other.

        Sundry income includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for 2003 was $146 million, compared with $54 million in 2002 and $394 million in 2001. Sundry income in 2003 increased from last year principally due to several small gains on sales of non-strategic assets, including a gain of $47 million on the sale of several product lines of Amerchol Corporation ("Amerchol") (reflected in the Performance Chemicals segment), and the favorable impact of foreign currency exchange versus 2002, primarily due to the devaluation of the Argentine peso in the first quarter of 2002. Sundry income in 2002 included a gain of $63 million on the sale of Oasis Pipe Line Company in the fourth quarter (reflected in the Hydrocarbons and Energy segment). Sundry income in 2001 included a gain of $266 million on the sale of stock in Schlumberger Ltd. (reflected in Unallocated and Other).

        Interest income in 2003 was $92 million, compared with $66 million in 2002 and $85 million in 2001. The increase in interest income over last year was reflective of higher levels of cash and cash equivalents in 2003. The decline in 2002 versus 2001 reflected a decrease in short-term investment activity.

        Interest expense (net of capitalized interest) and amortization of debt discount totaled $828 million in 2003, compared with $774 million in 2002 and $733 million in 2001. Interest expense was up in 2003, the result of higher levels of total debt in 2003 versus 2002. Interest expense in 2002 was up versus 2001 due to an increase in total debt, partially offset by lower interest rates.

        "Income (Loss) before Income Taxes and Minority Interests" ("profit before tax") was $1,751 million in 2003, up significantly from a loss of $622 million in 2002 and a loss of $613 million in 2001. In 2003, selling prices rose $4.0 billion (including the favorable impact of currency on sales), volume improved and the Company further reduced structural costs. These combined improvements more than offset the impact of higher feedstock and energy costs of $2.7 billion and the negative impact of currency on costs, resulting in a significant improvement in earnings. Profit before tax in 2003 was further improved by increases in equity earnings and sundry income, as previously discussed. In 2002, selling prices declined $1.7 billion, exceeding the favorable impact of lower feedstock and energy costs of approximately $850 million and the realization of merger- and acquisition-related cost synergies.

        The credit for income taxes was $82 million in 2003 versus a credit of $280 million in 2002 and a credit of $228 million in 2001. The Company's provision for taxes was reduced in 2003 by tax benefits of $454 million related to the utilization of foreign tax credits ($114 million), which had previously been reserved and would have otherwise expired, and revised estimates regarding the future utilization of operating loss carryforwards in Germany ($340 million related to the reversal of Dow Olefinverbund GmbH's (formerly Buna Sow Leuna Olefinverbund ("BSL")) valuation allowance). Dow's overall effective tax rate (provision) for 2003 was 21.2 percent, excluding the impact of the tax benefits of $454 million, compared with 45 percent (credit) in 2002. In 2003, stronger earnings were reported by a number of the Company's joint ventures, and since most of the earnings from these companies are taxed at the joint venture level, the impact of higher equity earnings reduced Dow's effective tax rate for the year. The 2002 tax rate was impacted by an increase in the valuation allowance by $350 million, primarily due to an increase in the valuation allowance for U.S. foreign tax credits of $114 million and the recording of valuation allowances against tax loss carryforwards in Argentina and Brazil of $192 million. In 2001, Dow's overall effective tax rate (credit) was 37.2 percent. The underlying factors affecting Dow's overall effective tax rates are summarized in Note S to the Consolidated Financial Statements.

        Minority interests' share of net income in 2003 was $94 million, up from $63 million in 2002 and $32 million in 2001. The increase in minority interest in both 2003 and 2002 was primarily due to improved results at PBBPolisur S.A.

        A cumulative effect of changes in accounting principles was recorded in each of the last three years. Net income for 2003 was negatively impacted by an after-tax charge of $9 million related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." In 2002, an after-tax transition adjustment gain of $67 million was recognized related to the adoptions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." In 2001, an after-tax transition adjustment gain of $32 million was recognized related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note A to the Consolidated Financial Statements for additional information regarding changes in accounting principles.

        "Net Income (Loss) Available for Common Stockholders" was $1,730 million in 2003 (earnings of $1.87 per share), compared with a net loss of $338 million in 2002 (a loss of $0.37 per share) and a net loss of $385 million in 2001 (a loss of $0.43 per share).

        The following table summarizes the impact of certain items recorded in 2003, 2002 and 2001 on profit before tax and net income:

	Impact on Profit before Tax(1)			Impact on Net Income(2)
In millions
	2003	2002	2001	2003	2002	2001
Purchased in-process R&D charge	—	—	$(69)	—	—	$(43)
Merger-related expenses and restructuring	—	$(280)	(1,487)	—	$(182)	(992)
Asbestos-related charge	—	(828)	—	—	(522)	—
Reinsurance loss on WTC	—	—	(11)	—	—	(8)
Dow Corning restructuring	—	—	(11)	—	—	(11)
UOP restructuring	—	(10)	—	—	(7)	—
DuPont Dow Elastomers restructuring	—	(8)	—	—	(8)	—
Goodwill impairment losses in nonconsolidated affiliates	—	(16)	—	—	(16)	—
Gain on sale of Schlumberger stock	—	—	266	—	—	168
Gain on sale of Oasis Pipe Line	—	63	—	—	40	—
Reversal of tax valuation allowances	—	—	—	$454	—	—
Cumulative effect of changes in accounting principles	—	—	—	(9)	67	32

Total	—	$(1,079)	$(1,312)	$445	$(628)	$(854)

(1)
Impact on "Income (Loss) before Income Taxes and Minority Interests"

(2)
Impact on "Net Income (Loss) Available for Common Stockholders"

SEGMENT RESULTS

The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. See Note T to the Consolidated Financial Statements for additional information regarding the Company's operating segments.

PERFORMANCE PLASTICS

Performance Plastics sales increased 10 percent to $7.8 billion in 2003, compared with $7.1 billion in 2002. Sales were $7.3 billion in 2001. Prices increased 10 percent including the favorable impact of currency in Europe. Volume was unchanged from 2002. Sales in 2002 reflected a 3 percent volume improvement, aided by 2001 acquisitions, while prices decreased 6 percent versus 2001.

        EBIT for the segment was $701 million in 2003, compared with $612 million in 2002 and $643 million in 2001. EBIT improved in 2003 due to strengthening prices and continued emphasis on cost control. EBIT decreased in 2002 compared with 2001, as continued competitive price pressure more than offset lower feedstock costs and the realization of acquisition-related cost synergies. EBIT in 2002 included the impact of a $10 million restructuring charge (Dow's share) recorded by UOP, a joint venture between Union Carbide and Honeywell International Inc.

        Dow Automotive sales were up 10 percent versus 2002. Prices improved 8 percent aided by the favorable impact of currency in Europe and the implementation of pricing initiatives on certain product offerings. While global automotive production increased only 1 percent in 2003 compared with 2002, Dow Automotive volume was up 2 percent as this business continued to expand its position within its traditional customer base. EBIT in 2003 declined slightly as higher raw material costs offset the benefits of higher prices and continued cost containment initiatives.

        Engineering Plastics sales were up 11 percent compared with 2002. Intense competitive pressure in copolymers and polycarbonate continued due to excess industry capacity. Prices increased 8 percent, largely due to the favorable impact of currency in Europe. Volume was up 3 percent versus 2002. Increased volumes in copolymers, compounds and blends offset volume lost due to the sourcing of customers in Asia Pacific from LG Dow Polycarbonate Ltd, a 50:50 joint venture with LG Chemical Ltd., and Dow's departure from its nylon alliance with Solutia Inc. in May 2002. EBIT in 2003 was up slightly due to continued focus on structural cost reduction.

        Epoxy Products and Intermediates reported a 10 percent increase in sales compared with 2002. Prices improved 8 percent reflecting increases in glycerine, phenol and acetone. Volume was up 2 percent versus 2002, as demand for brominated resins in the computer chip and electronics industries grew. During 2003, Dow successfully completed the startup of a new epoxy resin manufacturing facility in Zhangjiagang, The People's Republic of China. The business kept one of its three epichlorohydrin facilities in Freeport, Texas, idle as a result of low demand within the industry. Competitive pressure on industry resin prices continued due to overcapacity. EBIT in 2003 declined due to higher feedstock costs. EBIT in 2002 included a favorable litigation settlement.

        Fabricated Products sales increased 12 percent in 2003, reflecting gains in both price and volume. Prices increased 10 percent, predominantly due to the favorable impact of currency in Europe. Volume increased 2 percent, finishing the year on a very strong demand trend versus a relatively slow first half. Sales of building materials were strong due to high levels of housing starts in North America and continued sales growth in The People's Republic of China and Russia, resulting from increased levels of construction and infrastructure spending. Asset optimization improved in 2003 with the permanent shutdown of the polyisocyanurate manufacturing facility in Elizabethtown, Kentucky. In addition, the business completed the sale of Spuma Pac Industria de Embalagens Ltda., a manufacturer of packaging foams in December 2003. EBIT improved due to the strengthening economic climate in the second half of 2003 and cost control initiatives.

        Technology Licensing and Catalyst sales in 2003 were down 6 percent compared with 2002, as increased volume in licensing was more than offset by lower catalyst volume. The decline in catalyst sales was due primarily to a change in sourcing of polyethylene catalyst sales. Beginning in 2003, polyethylene catalysts previously sold by Dow were sourced through Univation Technologies, LLC ("Univation"), a 50:50 joint venture of the Company. Equity earnings for the business in 2003 increased due to better financial performance at Univation, due in part to the change in polyethylene catalyst sourcing, and at UOP, as a consequence of a significant cost reduction program that was initiated in 2002. As a result, EBIT for the overall business improved in 2003 versus 2002. In 2002, equity earnings were negatively impacted by Dow's $10 million share of a restructuring charge related to UOP's cost improvement program.

        Polyurethanes sales were up 11 percent in 2003 versus the prior year. Prices increased 12 percent, led by the favorable impact of currency in Europe and price increases for polyols and methylene diphenyl diisocyanate ("MDI"). Volume decreased 1 percent due to weak demand for products in flexible foam applications and substantial challenges with toluene diisocyanate ("TDI") production. TDI sales volume was negatively impacted as the Company's manufacturing facility in Porto Maghera, Italy, lost nearly a full year of production in 2003. Demand for MDI and polyurethanes systems improved, with volume rebounding sharply in the second half of the year. Asset optimization initiatives included the temporary idling of the polyol facility at Priolo, Italy, and the permanent shutdown of research facilities at Meyrin, Switzerland, and MDI production facilities at Brindisi, Italy. EBIT in 2003 improved as a result of improved profit margins and lower operating costs.

        Wire and Cable sales were down 3 percent in 2003. Prices increased 6 percent and volume decreased 9 percent as weak demand in the telecommunications and power industries continued. EBIT in 2003 improved as higher selling prices and expense reduction initiatives offset the impact of increased raw material costs.

Performance Plastics Outlook for 2004

For the Performance Plastics segment, anticipated improved economic conditions in 2004 are expected to result in higher sales compared with 2003. While price competition is expected to remain aggressive until capacity utilization within the industry improves, volume growth is expected across all industries. Profitability is expected to improve with increased focus on higher margin products and improved cost performance.

        Dow Automotive plans to continue the implementation of value pricing initiatives to offset the anticipated downward pressure on prices in North America. Volume for Dow Automotive's traditional customer base is expected to increase in 2004, and new volume is expected through expanded participation with non-traditional customers. Engineering Plastics expects price competition to continue as competitors aggressively invest in Asia Pacific. Volume growth is expected for products in the information technology equipment, construction and appliance industries.

        The Epoxy Products and Intermediates business anticipates an improvement in sales with higher volumes in Asia Pacific. Sales of intermediates to customers are anticipated to decline as production is used internally to manufacture higher value products. Prices are expected to remain highly competitive due to the evolving globalization of supply. The business plans to re-start production at its epichlorohydrin facility in Freeport, Texas, which was idled in 2003, once demand within the industry improves.

        Fabricated Products expects prices to remain flat in 2004; volume growth is expected in strategic industry segments and certain geographic areas. Housing starts in North America are expected to ease from the record levels seen in the second half of 2003; however, geographic growth in Russia and The People's Republic of China represents the greatest opportunity for volume improvement. Technology Licensing and Catalyst expects the intense competitive environment within the polyolefins catalyst arena to continue in 2004, and plans to respond with a new family of advanced catalyst technology. New investment projects in emerging markets may result in additional licensing revenues.

        Polyurethanes results are expected to improve and volume in TDI is expected to increase as manufacturing operations in Porto Maghera, Italy, return to full capability. Price and margin improvements are expected as supply/demand balances for MDI tighten. Wire and Cable anticipates sales in 2004 to grow at or above GDP levels.

PERFORMANCE CHEMICALS

Performance Chemicals sales increased 8 percent to $5.6 billion in 2003, compared with $5.1 billion in 2002 and 2001. Prices increased 7 percent over 2002 due to the favorable impact of currency in Europe and higher prices in those businesses most directly impacted by feedstock costs. Volume increased 1 percent. Volume growth in Europe, Latin America and Asia Pacific was partially offset by a decline in North America due to weak economic conditions in the first nine months of the year. Sales in 2002 were comparable to sales in 2001. Prices declined 2 percent from 2001 to 2002 due to weak economic conditions, while volume increased 3 percent. The increase in volume in 2002 was primarily due to the acquisition of Ascot Plc ("Ascot") in the second quarter of 2001 and stronger sales of emulsion polymers into the coated paper and carpet industries.

        EBIT in 2003 was $682 million versus $650 million in 2002 and $611 million in 2001. EBIT improved in 2003 due to the combined impact of higher prices and volume, the favorable impact of currency, and a strong focus on cost reductions. Results for 2003 also included a gain of $47 million on the sale of several product lines of Amerchol, a wholly owned subsidiary. These improvements more than offset the significant increase in feedstock and energy costs in 2003. EBIT in 2002 increased from 2001 due to the combined impact of higher sales volume, cost synergies from the Union Carbide merger and the Ascot acquisition, and a continued focus on productivity improvements.

        Custom and Fine Chemicals sales declined 8 percent versus 2002 due to the non-renewal of several customer contracts and competitive pressures in custom processing. EBIT declined in 2003 due to lower volume.

        Emulsion Polymers sales increased 18 percent versus last year primarily due to a 17 percent increase in prices, including the favorable impact of currency in Europe. Despite soft demand from the printed advertising and carpet industries, volume for styrene-butadiene and styrene-acrylate latex sold to the paper and carpet industries improved 3 percent. EBIT increased significantly from last year as higher selling prices and productivity improvements more than offset the increases in styrene monomer costs.

        Industrial Chemicals sales were up 9 percent compared with 2002, with volume increasing 5 percent and prices increasing 4 percent. The volume improvement was driven by stronger demand across all geographic areas. Despite higher sales, EBIT declined from last year due to a significant increase in feedstock costs.

        Oxide Derivatives sales were up 15 percent versus 2002. Volume increased 7 percent due to stronger demand across all geographic areas. Prices improved 8 percent versus 2002 due to tightening global industry supply/demand balances. EBIT increased slightly versus 2002 as increased sales offset the impact of higher raw material costs.

        Specialty Polymers sales increased 6 percent versus last year. Prices improved 4 percent in 2003 primarily due to the favorable impact of currency in Europe. Volume increased 2 percent versus 2002 due to a 21 percent increase in demand for FILMTEC membranes. Despite higher feedstock and energy costs, EBIT increased in 2003 due to higher selling prices, improved volume and cost reductions.

        UCAR Emulsion Systems sales were up slightly versus last year, as an 8 percent increase in prices was mostly offset by a 7 percent decline in volume. The decline in volume was due to lower demand for exterior paint in North America, the result of a wet spring season, and the overall impact of SARS on demand in Asia Pacific during the first half of 2003. EBIT declined in 2003 due to the combined impact of lower volume and higher raw material costs.

        Water Soluble Polymers sales were up 6 percent versus 2002. Prices improved 4 percent, including the favorable impact of currency in Europe, while volume increased 2 percent. Demand was up for METHOCEL cellulose ethers, CELLOSIZE cellulose ethers and POLYOX water soluble resins used in the pharmaceutical industry. EBIT improved in 2003 due to higher sales, improved manufacturing reliability and a gain on the sale of several product lines of Amerchol.

Performance Chemicals Outlook for 2004

Performance Chemicals expects continued growth in 2004 as economic conditions continue to improve in Europe and North America and demand increases in selected industries. EBIT is also expected to improve in 2004 due to anticipated lower feedstock costs, higher volume, improved pricing as supply/demand balances tighten, higher operating rates and a continued focus on productivity improvements. However, uncertainty remains due to the volatility of feedstock and energy costs.

        Emulsion Polymers volumes are expected to increase in most geographic areas due to an anticipated increase in both print advertising and carpet demand. Margins are also expected to continue to improve, as styrene monomer costs decline during the year.

        Specialty Polymers revenues are expected to increase in 2004 due to the purchase of the acrylates business of Celanese AG on February 1, 2004. The acquisition will position the existing acrylates business as a complete, integrated acrylic acid chain with a major presence in higher value, less cyclical, downstream markets.

        Custom and Fine Chemicals completed the construction of a commercial-scale oligonucleotide (a new class of breakthrough pharmaceutical therapeutics) manufacturing unit in Midland, Michigan, in the fourth quarter of 2003. Custom and Fine Chemicals anticipates higher sales in 2004 as the new facility will better position the business to serve its pharmaceutical customers through the life cycle of their drugs, from toxicology through clinical testing to long-term commercial supply.

        Oxide Derivatives and Industrial Chemicals expect continued growth in demand in 2004 as global market conditions continue to improve. Prices are also expected to rise as global supply/demand balances tighten.

AGRICULTURAL SCIENCES

Agricultural Sciences sales were a record $3.0 billion in 2003, compared with $2.7 billion in 2002 and $2.6 billion in 2001. Prices, including the favorable impact of currency, improved 7 percent versus 2002, while volume grew 4 percent. Significant price improvements were reported in Latin America, due to improved economic conditions, and in Europe, primarily due to the favorable impact of currency. Several factors contributed to the improvement in volume. New products, including florasulam herbicide, HERCULEX I insect protection, spinosad insect control products and gamma-cyhalothrin insecticide showed strong growth. Volume for existing products was up due to increased insect pressure in North America and the strength of the product portfolio acquired from Rohm and Haas in 2001. Increased sales efforts at the customer level in North America resulted in growth of KEYSTONE herbicide, a new formulation of acetochlor. A reduced termite season dampened sales of SENTRICON Termite Colony Elimination System, while improved economic conditions in Brazil and Argentina resulted in increased volume for herbicides. Significant growth in seed volume was seen in Latin America, while seed volume in the United States declined slightly.

        The Agricultural Sciences segment reported record EBIT in 2003 of $441 million versus $154 million in 2002 and $104 million in 2001. Expense control and increased operational efficiencies contributed to the strong EBIT improvement in 2003. EBIT in 2002 was negatively impacted by seed plant write-offs, a new import tax, the unfavorable impact of currency in Argentina, and severance of $5 million related to a workforce reduction program. EBIT in 2001 was reduced by a $69 million charge for purchased in-process research and development associated with the Rohm and Haas acquisition (see Note B to the Consolidated Financial Statements). EBIT in 2001 was also impacted by a charge for goodwill amortization of $72 million. The Company ceased amortizing goodwill upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 (See Notes A, F and T to the Consolidated Financial Statements).

Agricultural Sciences Outlook for 2004

Agricultural Sciences sales and operational results for 2004 are expected to be at the same strong level as 2003. While growth in new products is expected, demand for the segment's mature product lines is expected to be flat to slightly lower than 2003 due to aggressive pricing competition in the United States. The business climate in the agricultural chemicals industry should see an increase in competition due to recent industry consolidation. In 2004, Dow AgroSciences expects to launch PROFUME fumigant treatment for grain elevators, representing a new use of VIKANE gas fumigant for termites, and WIDESTRIKE cotton trait. A capacity increase is planned for DITHANE DG fungicide, acquired from Rohm and Haas; and gamma-cyhalothrin, a new pyrethroid insecticide, is scheduled to be extended into major markets.

PLASTICS

Sales for the Plastics segment were $7.8 billion in 2003, up from $6.5 billion in 2002 and 2001. Compared with 2002, prices increased 22 percent, including the favorable impact of currency in Europe, while volume decreased 2 percent. The increase in selling prices reflects the impact of feedstock and energy costs which were considerably higher than 2002. Volume declined slightly during 2003 as demand slowed in the first half of the year in response to global political and economic conditions and as customers reduced inventories built during the fourth quarter of 2002 in anticipation of higher prices. As economic conditions improved during the second half of the year, volume began to recover; however, the growth did not completely offset the first half decline. Sales in 2002 were flat with sales in 2001 as an 8 percent improvement in volume was offset by an 8 percent decline in selling prices.

        EBIT for the year was $662 million, up from $151 million in 2002. EBIT improved as higher selling prices, ongoing cost control efforts and improved equity earnings more than offset the increased feedstock and energy costs. EBIT in 2002 was up from $125 million in 2001 as increased volume and lower feedstock and energy costs offset the impact of lower selling prices. EBIT in 2002 included a $20 million charge for the write-down of ethylene styrene interpolymers market development assets located in Sarnia, Ontario, Canada.

        Polyethylene sales increased 22 percent in 2003 as prices increased 22 percent and volume was flat. Selling prices were higher in all geographic areas in response to significantly higher feedstock and energy costs. Sales volume declined in North America and Asia Pacific as customers worked to minimize their inventories; however, this decline was offset by volume gains in Europe and Latin America. In North America, low demand resulted in Dow production capacity being idled in the second half of the year. Volume improved in Europe where new Dow production capacity was brought on-line to better serve local customers. EBIT improved significantly compared with 2002 as higher selling prices, cost reduction initiatives and improved equity company earnings from EQUATE more than offset higher feedstock and energy costs.

        Polypropylene sales increased 20 percent in 2003 as prices increased 21 percent and volume declined 1 percent. Polypropylene prices increased during the year in response to feedstock and energy costs that were considerably above those of 2002. While new industry capacity was brought on-line in North America during the year, demand for polypropylene recovered sufficiently to absorb the increased production volume and allow for continuing high levels of capacity utilization. Volume in Europe was negatively impacted in the third quarter by a government-mandated (every five years), six-week safety inspection and maintenance shutdown of the Company's German facility, Dow Olefinverbund GmbH (formerly BSL). The inspection was completed ahead of schedule, with no major issues identified. Demand for INSPIRE performance polymers, introduced in mid-2000, continued to grow at a very strong pace during 2003. EBIT improved significantly over 2002 as increased selling prices and cost reduction initiatives more than offset the increase in feedstock and energy costs.

        Polystyrene sales increased 11 percent in 2003 as prices increased 18 percent and volume declined 7 percent. The increase in prices reflected the increase in styrene monomer costs. Geopolitical uncertainty in the Middle East and the outbreak of SARS in Asia Pacific resulted in a global slackening of demand during the first half of the year. The decline in volume also reflected the October 2002 start-up of SAL Petrochemical (Zhangjiagang) Co. Ltd., a 50:50 joint venture in The People's Republic of China, which now supplies local customers that were supplied by Dow in 2002. Overall demand began to recover in the second half of the year as customers began to restock inventories. EBIT increased significantly over 2002 as the higher selling prices and cost reduction initiatives more than offset the impact of higher styrene monomer costs.

Plastics Outlook for 2004

The anticipation of continuing volatility in feedstock and energy costs and ongoing low levels of capacity utilization will make 2004 a challenging year for Plastics.

        Polyethylene selling prices, while indicative of changes in feedstock and energy costs, are expected to continue to increase in 2004, with volume improvement as demand returns to more historical growth levels. With no new global production capacity anticipated in 2004, industry capacity utilization rates should continue to improve.

        Polypropylene pricing is expected to improve in 2004 as industry supply/demand balances tighten. Volume improvement is anticipated in 2004 as global demand continues to grow and no new global production capacity is expected to be added during the year.

        Polystyrene volume is expected to improve in 2004 as demand increases with generally improved economic conditions. This increase, combined with little new capacity for styrene monomer within the industry, is expected to result in higher polystyrene prices. There may be some tightness in styrene monomer availability during the first half of 2004 due to scheduled plant turnarounds, which should support higher polystyrene pricing.

CHEMICALS

Chemicals sales were $4.4 billion in 2003, compared with $3.4 billion in 2002 and $3.6 billion in 2001. Prices rose 24 percent versus 2002, due to increases in all major products—organic intermediates, solvents and monomers ("OISM"); caustic soda; chlorinated organics; vinyl chloride monomer ("VCM"); and ethylene glycol ("EG"). Volume was up 6 percent for 2003, with increases in chlorinated organics, VCM, OISM and EG. These increases were offset slightly by a decline in caustic soda volume and the initial phaseout of the ethanol business which is part of OISM. In 2002, prices declined 11 percent and volume grew 6 percent versus 2001.

        VCM sales were up 27 percent due to a 21 percent increase in prices and a 6 percent increase in volume. Price increases were driven in part by increased feedstock and energy costs. Caustic soda sales were up 20 percent due to increasing prices partially offset by declining volume due to weak demand from the pulp and paper industry. Industry capacity rationalizations continued in the United States resulting in a slight global decline in chlor-alkali capacity.

        EG sales were up strongly from 2002 with prices increasing 45 percent and volume increasing 20 percent. Prices increased due to higher feedstock and energy costs and a tightening supply/demand balance. Volume increased as a result of increasing demand in the polyethylene terephthalate and polyester industries.

        OISM sales were up 11 percent due to price increases. OISM continued to operate within a highly competitive environment as the solvents and intermediates industry continued consolidation in Europe and North America.

        EBIT for the segment was income of $334 million in 2003 versus a loss of $78 million in 2002 and income of $111 million in 2001. EBIT in 2003 improved principally due to strong volume, higher prices and cost reductions offset by rising feedstock and energy costs. Equity earnings improved due to strong results from EQUATE and the OPTIMAL Group. EBIT in 2002 was lower primarily due to declining prices that were only partially offset by lower feedstock and energy costs. EBIT in 2002 was also impacted by costs related to the start-up of new VCM facilities in Freeport, Texas, and chlor-alkali facilities in Stade, Germany; and a $13 million charge for the write-down of assets related to the shutdown of a chlor-alkali facility in Fort Saskatchewan, Alberta, Canada.

Chemicals Outlook for 2004

VCM margins are expected to continue to be affected by volatile feedstock and energy prices. Operating rates for manufacturers of polyvinyl chloride, which is a major end-use product for VCM, are expected to increase, thereby fueling higher demand for VCM. Caustic soda prices are expected to show gradual improvement throughout 2004 as the supply/demand balance improves.

        Both price and volume for EG are expected to increase in 2004 as the global recovery continues. No new EG industry capacity is expected until late 2004; therefore, the balance of supply/demand is anticipated to tighten.

        OISM volume is expected to continue its upward trend in 2004 as global market conditions improve. Pricing will be driven by changes in feedstock and energy costs. No additional industry capacity is expected to come on-line in 2004. Stronger demand is expected to lead to an improvement in the supply/demand balance in the solvents and intermediates industry. The Company expects to complete its exit of the ethanol business during 2004, as announced in October 2002.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales were $3.8 billion in 2003, compared with $2.4 billion in 2002 and $2.5 billion in 2001. Prices increased 27 percent and volume grew 30 percent compared to last year. Prices improved following the substantial rise in crude oil and natural gas based feedstock prices compared to the prior year. Volume increased due to new contractual commitments and higher spot sales of monomers.

        The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. EBIT was income of $6 million in 2003 compared with income of $96 million in 2002 and a loss of $22 million in 2001. EBIT in 2002 included a gain of $63 million on the sale of the Company's share in the Oasis Pipe Line Company, and a loss of $44 million reflecting the impairment of the ethylene production facility in Texas City, Texas, which was shut down during 2003.

        Compared with 2002, the Company's cost of purchased feedstocks and energy in 2003 increased approximately $2.7 billion, or 33 percent, due to price. Derivatives of crude oil and natural gas are used as feedstocks for the Company's ethylene production facilities, while natural gas is used as fuel. Crude oil prices have remained at relatively high levels throughout the year. On average, 2003 crude prices were over $3.50 per barrel higher than 2002 levels. North American natural gas prices started 2003 close to $6.00 per million Btu. Prices trended down in the second half of the year but ended the fourth quarter above the beginning of the year level. On average, 2003 U.S. natural gas prices were approximately $2.00 per million Btu higher than 2002.

Hydrocarbons and Energy Outlook for 2004

Crude oil is expected to experience moderate downward pricing pressure in 2004. Natural gas prices in North America are expected to remain volatile. Overall, hydrocarbons and energy prices are expected to be below 2003 levels. Monomer margins are expected to improve slightly following an anticipated favorable supply/demand balance as the global economy continues to improve.

UNALLOCATED AND OTHER

Sales were $353 million in 2003, compared with $395 million in 2002 and $546 million in 2001. Sales in 2003 were down primarily due to the divestiture of the remaining Sentrachem businesses included in Unallocated and Other. Sales in 2002 declined from 2001 primarily due to divestitures of several Sentrachem businesses during the second half of 2001 and lower revenue from insurance operations.

        Included in the results for Unallocated and Other are:

  •
  expenses related to new business development activities,

  •
  overhead and cost recovery variances not allocated to the operating segments,

  •
  results of insurance operations,

  •
  gains and losses on sales of financial assets,

  •
  foreign exchange hedging results, and

  •
  Dow's share of the earnings/losses of Dow Corning and Cargill Dow Polymers LLC ("Cargill Dow").

        EBIT was a loss of $339 million in 2003 compared with a loss of $1.5 billion in both 2002 and 2001. Results for 2003 were negatively impacted by asbestos-related defense costs of $94 million (net of insurance). In 2002, asbestos-related defense and resolution costs were $9 million (net of insurance). EBIT for 2002 was negatively impacted by several items, including an asbestos-related charge of $828 million, merger-related integration costs of $41 million, additional merger-related severance of $66 million, restructuring severance of $37 million, and the write-down of Sentrachem assets of $54 million. Results for 2002 were also negatively impacted by Dow's share of Cargill Dow's losses and lower results from insurance operations. EBIT in 2001 was negatively impacted by several items: a special charge of $1.5 billion for costs related to the Union Carbide merger; Dow's $11 million share of a restructuring charge recorded by Dow Corning, which reduced equity earnings; and an $11 million reinsurance loss on the World Trade Center (reflected in "Cost of sales"); offset by a $266 million gain on the sale of stock in Schlumberger Ltd. (reflected in "Sundry income—net").

Sales Price and Volume	2003			2002			2001
Percent change from prior year
	Price	Volume	Total	Price	Volume	Total	Price	Volume	Total
Operating Segments:
Performance Plastics	10%	—	10%	(6)%	3%	(3)%	(4)%	(1)%	(5)%
Performance Chemicals	7	1%	8	(2)	3	1	1	(6)	(5)
Agricultural Sciences	7	4	11	(2)	6	4	(4)	15	11
Plastics	22	(2)	20	(8)	8	—	(10)	1	(9)
Chemicals	24	6	30	(11)	6	(5)	(5)	(9)	(14)
Hydrocarbons and Energy	27	30	57	(7)	4	(3)	(14)	10	(4)

Total	14%	4%	18%	(6)%	4%	(2)%	(6)%	—	(6)%

Geographic Areas:
United States	11%	3%	14%	(4)%	(2)%	(6)%	(3)%	(5)%	(8)%
Europe	20	3	23	(4)	8	4	(8)	10	2
Rest of World	14	5	19	(11)	10	(1)	(8)	(2)	(10)

Total	14%	4%	18%	(6)%	4%	(2)%	(6)%	—	(6)%

Price includes the impact of currency.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary In millions	2003	2002	2001
Cash provided by (used in):
Operating activities	$3,780	$2,108	$1,789
Investing activities	(1,676)	(1,626)	(2,674)
Financing activities	(1,225)	787	831
Effect of exchange rate changes on cash	29	(5)	(4)

Net change in cash and cash equivalents	$908	$1,264	$(58)

        Cash provided by operating activities in 2003 increased versus 2002 primarily due to improved earnings, the collection of a noncurrent receivable of $335 million and the collection of an income tax refund. Earnings in 2002 were negatively impacted by merger-related expenses, restructuring costs and an asbestos-related charge. See Results of Operations for a discussion of results of operations in 2003 and 2002. Cash provided by operating activities in 2002 increased versus 2001 due to a number of factors. Accounts payable increased and inventories decreased due to the Company's efforts to optimize working capital. This was partially offset, as trade accounts receivable balances increased due to improved sales in the fourth quarter of 2002 compared with the fourth quarter of 2001.

        Cash used in investing activities in 2003 increased slightly versus 2002. The level of capital expenditures decreased as a result of Dow's 2003 Action Plan to improve financial performance. However, this impact was more than offset by the Company's use of cash to purchase previously leased manufacturing facilities in Argentina for $533 million (reflected in "Purchase of previously leased assets" in the Consolidated Statement of Cash Flows) and the minority interests in several consolidated companies. Cash used in investing activities decreased in 2002 compared with 2001 due primarily to less acquisition-related activity in 2002 versus 2001.

        Cash was used in financing activities in 2003 versus being provided by financing activities in 2002. A decrease in the level of proceeds provided by the issuance of long-term debt was the primary contributor to this change. Cash provided by financing activities decreased in 2002 compared with 2001. An increase in net cash generated from short- and long-term borrowings was partially offset by an increase in dividends paid in 2002. In addition, cash was generated in 2001 from the issuance of preferred securities by a new subsidiary.

Working Capital at December 31 In millions	2003	2002
Current assets	$13,002	$11,375
Current liabilities	9,534	8,856

Working capital	$3,468	$2,519

Current ratio	1.36:1	1.28:1

        Cash, cash equivalents, marketable securities and interest-bearing deposits increased $861 million in 2003. At December 31, 2003, total inventories were $4.1 billion, down from $4.2 billion at December 31, 2002, primarily due to the Company's supply chain optimization efforts and the sales of several lines of business, including the methyl glucoside and lanolin derivatives businesses from Amerchol, Dow AgroSciences' oryzalin herbicide business, several small Sentrachem businesses and the Company's latex glove business. Days-sales-in-inventory at December 31, 2003 were 56 days versus 64 days at December 31, 2002. At December 31, 2003, trade receivables were $3.6 billion, up from $3.1 billion last year. Days-sales-outstanding-in-receivables (excluding the impact of sales of receivables) were 42 days at December 31, 2003 and 45 days at December 31, 2002.

Total Debt at December 31 In millions	2003	2002
Notes payable	$258	$580
Long-term debt due within one year	1,088	797
Long-term debt	11,763	11,659

Gross debt	$13,109	$13,036

Cash and cash equivalents	$2,392	$1,484
Marketable securities and interest-bearing deposits	42	89

Net debt	$10,675	$11,463

Gross debt as a percent of total capitalization	55.4%	59.2%
Net debt as a percent of total capitalization	50.3%	56.0%

        As part of its ongoing financing activities, Dow routinely issues promissory notes under its U.S. and Euromarket commercial paper programs. At December 31, 2003, there were no commercial paper borrowings outstanding. In the event Dow is unable to access these short-term markets, due to a systemic disruption or other extraordinary events, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.75 billion 364-day revolving credit facility and a $1.25 billion 5-year revolving credit facility, both of which mature in June 2004. The Company intends to renew these facilities at maturity. Additional unused credit facilities totaling $894 million were available for use by foreign subsidiaries.

        At December 31, 2003, the Company had $1,955 million of SEC-registered securities available for issuance under a shelf registration, as well as Euro 2 billion (approximately $2.5 billion) available for issuance under the Company's Euro Medium Term Note Program. On June 26, 2003, the Company filed a registration statement on Form S-3 with the SEC for an additional $1.5 billion of registered securities. This registration statement has not yet been declared effective by the SEC.

        On June 21, 2002, the Company launched a U.S. retail Medium-Term Note Program under which the Company has issued a total of $826 million in notes to date, including $366 million issued in 2003, with maturity dates ranging from 2005 through 2013.

        Dow's public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At December 31, 2003, Dow was well below the debt covenant of 65 percent and expects to further reduce debt as a percent of total capitalization in 2004. See Note K to the Consolidated Financial Statements for information on such covenants and default provisions.

        On January 31, 2003, Moody's Investor Services reaffirmed the Company's senior unsecured debt rating of "A3" and its short-term debt rating of "Prime-2," but changed its ratings outlook to "negative." On February 3, 2003, Fitch, Inc. lowered the Company's senior unsecured debt rating from "A" to "A-" and its short-term debt rating from "F1" to "F2" and maintained its rating outlook as "negative." On March 14, 2003, Standard & Poor's lowered the Company's senior unsecured debt rating from "A" to "A-" and its short-term debt rating from "A1" to "A2" and maintained its rating outlook as "negative." The Company's ability to access credit facilities has not been affected as a result of these changes.

Variable Interest Entities

At the beginning of 2003, the Company had operating leases with nine special purpose entities that were variable interest entities ("VIEs") as defined under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Seven of the VIEs were dissolved during the second quarter of 2003, and the rights and obligations of the dissolved VIEs under the existing lease agreements were assumed by lessors that were not VIEs. Information regarding the remaining two VIEs follows.

        During the second quarter of 2003, Dow terminated its lease of an ethylene facility in The Netherlands with a VIE and entered into a lease with a new owner trust, which is also a VIE. However, Dow is not the primary beneficiary of the owner trust and is, therefore, not required to consolidate the owner trust. At December 31, 2003, the facility was valued at $394 million. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based upon a fair market value determination. At December 31, 2003, Dow had provided to the owner trust a residual value guarantee of $363 million, which represents Dow's maximum exposure to loss under the lease. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee.

        Dow had an operating lease with a VIE established in 1998 as a foreign company that leased ethylene and polyethylene manufacturing facilities in Argentina. During the fourth quarter of 2003, Dow purchased these manufacturing facilities from the VIE for $533 million. This asset purchase terminated the Company's relationship with the VIE. See Note M to the Consolidated Financial Statements for further information on VIEs.

        The following table summarizes the Company's contractual obligations and commercial commitments at December 31, 2003. Additional information related to these obligations can be found in Notes J, K, L, M and S to the Consolidated Financial Statements.

Contractual Obligations at December 31, 2003 In millions	Payments Due by Year
	2004	2005	2006	2007	2008	2009 and beyond	Total
Long-term debt (1)	$1,088	$625	$1,434	$1,340	$612	$7,752	$12,851
Deferred income tax liabilities—noncurrent (2)	—	—	—	—	—	1,124	1,124
Pension and other postretirement benefits	225	280	350	464	545	1,871	3,735
Other noncurrent obligations (3)	194	413	114	116	51	4,459	5,347
Other contractual obligations:
Minimum operating lease commitments	233	212	162	96	79	523	1,305
Purchase commitments—take or pay and throughput obligations	1,358	1,222	1,110	993	903	3,713	9,299
Purchase commitments—other (4)	176	22	18	18	16	52	302

Total contractual obligations	$3,274	$2,774	$3,188	$3,027	$2,206	$19,494	$33,963

(1)
Includes "Long-term debt due within one year" of $1,088 million and capital lease obligations of $89 million.

(2)
Deferred tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, all noncurrent deferred income tax liabilities have been reflected in "2009 and beyond."

(3)
Annual payments to resolve asbestos litigation will vary based on changes in defense strategies, changes in state and national law, and claims filing and resolution rates. As a result, it is impractical to determine the anticipated payments in any given year. Therefore, the noncurrent asbestos-related liability of $1,791 million has been reflected in "2009 and beyond."

(4)
Includes outstanding purchase orders and other commitments, obtained through a survey of the Company, greater than $1 million.

        The Company also had outstanding guarantees at December 31, 2003. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note J to the Consolidated Financial Statements.

Outlook for 2004

In January 2003, the Company announced its 2003 Action Plan, which was designed to improve financial performance in 2003. The 2003 Action Plan included a 25 percent reduction in overall capital expenditures from 2002 levels, a reduction in structural costs of $400 million from 2002 levels, the divestiture of non-strategic and under-performing assets, and the shutdown of assets that were underutilized or noncompetitive. Other than those activities necessary to maintain the safety and reliability of plants, corporate initiatives were delayed or canceled. This program was expected to improve overall free cash flow (defined as cash provided by operating activities less capital expenditures and dividends paid to stockholders) by $1 billion in 2003. The Company exceeded its targets in 2003. Capital expenditures were reduced by 32 percent and structural costs were reduced by more than $600 million from 2002 levels. These changes, combined with improved business results and better working capital management, resulted in free cash flow in 2003 of $1.5 billion, an improvement of more than $2 billion compared with 2002.

        In 2004, the Company expects to build on the foundation laid by the 2003 Action Plan. The Company will continue to aggressively manage price and volume with the goal of improving margins. In addition, the Company plans to further improve productivity, shut down noncompetitive assets and divest or swap non-strategic assets. Capital expenditures are expected to increase to $1.3 billion in 2004, an amount significantly below the level of depreciation, but sufficient to maintain the safety and reliability of the Company's facilities.

        Approximately $1.1 billion in debt will become due in 2004. The Company will either issue additional debt or will utilize a portion of its short-term investments to pay down this debt as scheduled. The Company has sufficient cash to meet its scheduled debt obligation in 2004.

Capital Expenditures

Capital spending for the year was $1.1 billion, down 32 percent from $1.6 billion in 2002 and 2001. The lower capital spending in 2003 reflects the results of the Company's plan to improve financial performance. The 2003 capital spending plan was designed to ensure that activities necessary to ensure the safety and reliability of plants were maintained, while other initiatives were delayed or canceled. In 2003, approximately 40 percent of the Company's capital expenditures was directed toward additional capacity for new and existing products, compared with 43 percent in 2002. Approximately 23 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene in 2003, compared with 18 percent in 2002. The remaining capital was utilized to maintain the Company's existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

        Major projects underway during 2003 included expansion of production facilities for polymeric MDI and ethylene in Freeport, Texas; chlorine in Stade, Germany; DOW XLA fibers in Tarragona, Spain; and oligonucleotides in Midland, Michigan. Additional major projects included conversion of an aluminum chloride plant to produce zeolite catalyst in Freeport and installations of a brine pipeline in White Castle, Louisiana, and a hazardous waste incineration kiln in Midland. Because the Company designs and builds most of its capital projects in-house, it had no material capital commitments other than for the purchase of materials from fabricators.

Dividends

On February 12, 2004, the Board of Directors announced a quarterly dividend of $0.335 per share, payable April 30, 2004, to stockholders of record on March 31, 2004. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 91-year period, Dow has increased the amount of the quarterly dividend 45 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time. The Company declared dividends of $1.34 per share both in 2003 and 2002, and $1.295 per share in 2001.

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

  Litigation

  The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an actuarial analysis of historical claims experience for incurred but not reported matters. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note J to the Consolidated Financial Statements.

  Asbestos-Related Matters of Union Carbide Corporation

  Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, and a former Union Carbide subsidiary, Amchem Products, Inc. ("Amchem"), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past thee decades. A liability for resolving both pending and future asbestos-related claims through 2017 has been estimated and recorded. The liability was estimated by Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos. The estimate was based on the following four assumptions:

    •
    In the near term, the number of future claims to be filed against Union Carbide and Amchem will be at a level consistent with levels experienced immediately prior to 2001.

    •
    The number of future claims to be filed against Union Carbide and Amchem will decline at a fairly constant rate each year from 2003.

    •
    The percentage of claims settled by Union Carbide and Amchem out of the total claims resolved (whether by settlement or dismissal) will be consistent with the percentage for 2001 and 2002.

    •
    The average settlement values for pending and future claims will be equivalent to those experienced during 2001 and 2002.

          Based on the estimate provided by ARPC, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion. At December 31, 2003, Union Carbide's asbestos-related liability for pending and future claims was $1.9 billion. Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. At December 31, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.0 billion. In addition, Union Carbide had receivables for insurance recoveries for defense and resolution costs of $349 million at December 31, 2003 and $219 million at December 31, 2002.

          At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions used in the ARPC study to determine whether the accrual continues to be appropriate. Based on Union Carbide's review of 2003 activity and ARPC's review and analysis of 2003 claims activity, Union Carbide determined that no change to the accrual was required at December 31, 2003.

          The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claims, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

          For additional information, see Legal Proceedings, Asbestos-Related Matters of Union Carbide Corporation in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Consolidated Financial Statements.

  Environmental Matters

  The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The Company had accrued obligations of $394 million at December 31, 2002, for environmental remediation and restoration costs, including $43 million for the remediation of Superfund sites. At December 31, 2003, the Company had accrued obligations of $381 million for environmental remediation and restoration costs, including $40 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Consolidated Financial Statements.

  Pension and Other Postretirement Benefits

  The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2003, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

          The expected long-term rate of return on assets is developed with input from the Company's actuarial firm, which includes the actuary's review of the asset class return expectations of several respected consultants and economists, based on broad equity and bond indices. The Company's historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets is also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2003 was 9 percent. This assumption was maintained at 9 percent for determining 2004 net periodic pension expense. The Company's historical actual return averaged 9.4 percent for the ten-year period ending December 31, 2003. The actual rate of return in 2003 was 22 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans.

          The Company bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. For the year ending December 31, 2003, $1.4 billion of net losses remain to be recognized by the U.S. qualified plans in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market related value of assets. The increase or decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Increase (Decrease) in Market-Related Asset Value due to Recognition of Prior Asset Gains and Losses In millions
2004	$(696)
2005	(589)
2006	(270)
2007	128

Total	$(1,427)

          The discount rate utilized for determining future pension obligations of the U.S. qualified plans is based on long-term bonds receiving an AA-or better rating by a recognized rating agency. The resulting discount rate decreased from 6.75 percent at December 31, 2002, to 6.25 percent at December 31, 2003.

          For 2004, the Company decreased its assumption for the long-term rate of increase in compensation levels for the U.S. qualified plans from 5 percent for 2003 to 4.5 percent.

          Based on the revised pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains and losses, the Company expects to record approximately $32 million of incremental expense for all U.S. pension and other postretirement benefits in 2004.

          The value of the U.S. qualified plan assets increased from $7.7 billion at December 31, 2002, to $8.6 billion at December 31, 2003. The investment performance increased the funded status of the U.S. qualified plans, net of benefit obligations, by $362 million from December 31, 2002 to December 31, 2003. This increase was somewhat mitigated by a decline in the discount rate assumption. For 2004, the Company expects to make cash contributions of approximately $226 million for all of the U.S. pension and other postretirement benefit plans.

  Income Taxes

  Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Based on the evaluation of available evidence, both positive and negative, the Company recognizes future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

          At December 31, 2003, the Company had a net deferred tax asset balance of $3.4 billion, after valuation allowances of $263 million.

          In evaluating the ability to realize the deferred tax assets, the Company relies principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

          At December 31, 2003, the Company had deferred tax assets for tax loss and tax credit carryforwards of $1,772 million, $277 million of which is subject to expiration in the years 2004-2008. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $5.5 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2004-2008 is approximately $950 million.

          For additional information, see Note S to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies

Dow is committed to world-class environmental, health and safety ("EH&S") performance, as demonstrated by a long-standing commitment to RESPONSIBLE CARE and progress made toward the Company's EH&S Goals for 2005. In 1996, Dow publicly announced its voluntary global EH&S 2005 Goals—ambitious performance targets to measure progress toward sustainable development, including targets to reduce chemical emissions, waste and wastewater by 50 percent. Equally aggressive are Dow's EH&S 2005 Goals to reduce leaks, spills, fires, explosions, work-related injuries and transportation incidents by 90 percent. Dow continues to work aggressively toward attainment of these goals and its "Vision of Zero." More information on Dow's performance regarding environmental matters and goals can be found online on Dow's Environment, Health and Safety webpage at www.dow.com.

        To meet the Company's public commitments, as well as the stringent laws and government regulations related to environmental protection and remediation to which its global operations are subject, Dow has well-defined policies, requirements and management systems. Dow's EH&S Management System ("EMS") defines for the businesses the "who, what, when and how" needed to achieve the Company's policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with these laws and regulations. In 2002 and 2003, the security aspects of Dow's EMS were strengthened to require that Site Vulnerability Assessments be conducted to ensure appropriate safeguards to protect Dow's employees and physical assets in a post-9/11 world. Furthermore, to ensure effective utilization, the EMS is integrated into a company-wide management system for EH&S, Operations, Quality and Human Resources.

        It is Dow's policy to adhere to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. First, Dow works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. Dow has specific requirements for wastes that are transferred to non-Dow facilities, including the periodic auditing of these facilities.

        Dow believes third-party verification is a cornerstone of world-class EH&S performance and building public trust. Numerous Dow sites in Europe, Latin America, Australia and North America have received third-party verification of Dow's compliance with RESPONSIBLE CARE and with outside specifications such as ISO-14001. Additional sites in the United States will receive third-party auditing over the next three years in support of new industry-wide RESPONSIBLE CARE expectations. In 2003, for the second year in a row, Dow received the American Chemistry Council's RESPONSIBLE CARE Employee Health & Safety Code Sustained Excellence Award. The annual Sustained Excellence Award recognizes companies that have demonstrated outstanding safety records over a three-year period. Dow remains the only company from the "large" size category to ever receive this award. For the fifth year in a row, Dow was also included in the Dow Jones Sustainability Group Index.

        Dow's EH&S policies helped the Company achieve excellent safety performance in 2003. There were no employee or contractor fatalities during the year, and Dow improved its personal injury and illness OSHA (Occupational Safety and Health Administration) rate, with 70 percent of Dow's facilities recording no injuries at all. The Company also posted a significant reduction in leaks, breaks and spills. However, Dow saw an increase in notices of violation from environmental regulatory agencies in 2003. Improvement in environmental compliance is a top management priority, and a number of initiatives are underway to improve compliance in 2004.

Climate Change

There is a growing political and scientific consensus that emissions of greenhouse gases ("GHG") due to human activities continue to alter the composition of the global atmosphere in ways that are affecting the climate. Political debates continue about how to implement fair and effective GHG mitigation efforts. Dow takes global climate change very seriously and is not waiting for the resolution of the debate. Dow is committed to reducing its GHG intensity (lbs of GHG per lb of product), developing climate-friendly products and processes, and, over the longer term, implementing technology solutions to achieve even greater climate change improvements. Since 1995, Dow has reduced GHG intensity by over 25 percent. Total direct emissions of GHG have also been significantly reduced. This trend could reverse, however, depending on business growth, capacity utilization and the pace of new technology development.

        Given the uncertainties regarding implementation of the Kyoto Protocol and related climate change policies, it is speculative to engage in an assessment of either the potential liability or benefit associated with climate change issues. As noted in the 2002 Dow Global Public Report (which can be found on Dow's Environment, Health and Safety webpage at www.dow.com), the Company is making progress toward its 2005 goal to improve energy efficiency by 20 percent. At such time that Dow achieves this goal, it will have avoided the production of over 290 trillion Btus, a savings equivalent to all of the electricity used by the residential users in the State of California for one year. These efficiency improvements also result in the reduction of GHG emissions.

        Dow also contributes to the climate change solution by producing products that help others reduce GHG emissions, such as lightweight plastics for automobiles, and insulation for energy efficient homes and appliances. In addition, several construction, fiber and packaging products are made from renewable resources, such as corn sugar, wheat straw and soybeans.

        In 2003, Dow demonstrated its commitment to technological innovation and conservation though its exploration of renewable energy sources. In May 2003, Dow and General Motors announced the largest fuel cell collaboration to date, whereby Dow will provide hydrogen from its production processes to eventually generate 35 megawatts of power at its Freeport, Texas, facility. Thirty-five megawatts are equivalent to the energy needs of 25,000 homes.

        Dow does not currently engage in GHG emissions trading but has formed an Emissions Strategy Board to study this concept and seek effective mechanisms to achieve GHG reductions at the lowest possible cost.

Environmental Remediation

Dow accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Dow had an accrued liability of $341 million at December 31, 2003, related to the remediation of current or former Dow-owned sites. The liability related to remediation at December 31, 2002 was $351 million. The Company has not recorded any third-party recovery related to these sites as a receivable.

        In addition to current and former Dow-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), Dow is liable for remediation of other hazardous waste sites where Dow allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Dow readily cooperates in the remediation of these sites where the Company's liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, Dow has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Company's remaining liability for the remediation of Superfund sites at December 31, 2003 was $40 million, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. At December 31, 2002, the Company's liability for the remediation of Superfund sites was $43 million; the Company also had receivables of $12 million for probable recoveries from other PRPs related to Superfund sites.

        Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites(1)		Superfund Sites(2)
	2003	2002	2003	2002
Number of sites at January 1	219	219	88	92
Sites added during year	3	3	6	1
Sites closed during year	(6)	(3)	(15)	(5)

Number of sites at December 31	216	219	79	88

(1)
Dow-owned sites are sites currently or formerly owned by Dow, where remediation obligations are imposed (in the U.S.) by the Resource Conservation Recovery Act or analogous state law. 129 of these sites were formerly owned by Dowell Schlumberger, Inc., a group of companies in which the Company previously owned 50 percent. Dow sold its interest in Dowell Schlumberger in 1992.

(2)
Superfund sites are sites, including sites not owned by Dow, where remediation obligations are imposed by Superfund Law.

        The Company's manufacturing sites in Freeport, Texas, and Midland, Michigan, are the sites for which the Company has the largest environmental remediation accruals. From the start of operations at the Freeport site in the 1940s until the mid-1970s, manufacturing wastes were typically placed in on-site pits and landfills. The resulting soil and groundwater contamination is being assessed and remediated under the provisions of the Resource Conservation Recovery Act ("RCRA"), in concert with the state of Texas. At December 31, 2003, the Company had an accrual of $80 million related to environmental remediation at the Freeport manufacturing site. In 2003, $7 million was spent on environmental remediation at the Freeport site.

        Similar to the Freeport site, in the early days of operations at the Midland site, manufacturing wastes were usually disposed of on-site, resulting in soil and groundwater contamination, which has been contained and managed on-site under a series of RCRA permits and regulatory agreements. The most recent Hazardous Waste Operating License for the Midland site, issued in 2003, also included provisions for the Company to conduct an investigation to determine the nature and extent of off-site contamination from historic Midland site operations. The scope of the investigation includes Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. At December 31, 2003, the Company had an accrual of $54 million for environmental remediation and investigation associated with the Midland site. In 2003, the Company spent $8 million on environmental remediation at the Midland site.

        In total, the Company's accrued liability for probable environmental remediation and restoration costs was $381 million at December 31, 2003, compared with $394 million at the end of 2002. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

        The amounts charged to income on a pretax basis related to environmental remediation totaled $68 million in 2003, $52 million in 2002 and $47 million in 2001. Capital expenditures for environmental protection were $132 million in 2003, $147 million in 2002 and $179 million in 2001.

Asbestos-Related Matters of Union Carbide Corporation

Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide's premises, and Union Carbide's responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide's products.

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2003	2002	2001
Claims unresolved at January 1	200,882	126,564	57,025
Claims filed	122,586	121,916	73,806
Claims settled, dismissed or otherwise resolved	(129,577)	(47,598)	(4,267)

Claims unresolved at December 31	193,891	200,882	126,564
Claimants with claims against both Union Carbide and Amchem	66,656	66,008	41,657

Individual claimants at December 31	127,235	134,874	84,907

        In more than 98 percent of the cases filed against Union Carbide and Amchem, no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage has been increasing with more recently filed cases. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to Union Carbide, Amchem or any other particular defendant. In fact, there are no cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide's litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

        As noted above, Union Carbide is typically only one of many named defendants, many of which, including Union Carbide and Amchem, were members of the Center for Claims Resolution ("CCR"), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, Union Carbide and Amchem's strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR's collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. Union Carbide then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

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

        Union Carbide provided ARPC with all relevant data regarding asbestos-related claims filed against Union Carbide and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered ARPC's ability to project future claim volumes and resolution costs, included the following:

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

        Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem, if certain assumptions were made. Specifically, ARPC advised Union Carbide that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against Union Carbide and Amchem are unlikely to return to levels below those experienced prior to 2001—when the recent spike in filings commenced—and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR's cessation of operations. ARPC advised Union Carbide that, by assuming that future filings would be at a level consistent with the levels experienced immediately prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing Union Carbide and Amchem. ARPC also advised Union Carbide that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

        In projecting Union Carbide's resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by Union Carbide and Amchem and multiplied the number of such claims by the mean values paid by Union Carbide and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating Union Carbide's cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims. In each instance, ARPC's projections specifically assumed the following:

  •
  In the near term, the number of future claims to be filed against Union Carbide and Amchem will be at a level consistent with levels experienced immediately prior to 2001.

  •
  The number of future claims to be filed against Union Carbide and Amchem will decline at a fairly constant rate each year from 2003.

  •
  The percentage of claims settled by Union Carbide and Amchem out of the total claims resolved (whether by settlement or dismissal) will be consistent with the percentage for 2001 and 2002.

  •
  The average settlement value for pending and future claims will be equivalent to those experienced during 2001 and 2002.

        As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 was the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it was probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranged from $2.2 billion to $2.4 billion, which was the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At December 31, 2002, approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

        At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, Union Carbide requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In its response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at this time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remains applicable. Based on Union Carbide's own review of the current asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at this time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states.

        The annual average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

        At December 31, 2003, Union Carbide's asbestos-related liability for pending and future claims was $1.9 billion. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. At December 31, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.0 billion.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31 In millions	2003	2002
Receivables for defense costs	$94	$77
Receivables for resolution costs	255	142

Total	$349	$219

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs at December 31 In millions	2003	2002	2001
Defense costs for the year	$110	$92	$14
Aggregate defense costs to date	258	148	56
Resolution costs for the year	293	155	39
Aggregate resolution costs to date	626	333	178

        Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $94 million in 2003, $9 million in 2002, and $9 million in 2001, and was reflected in "Cost of sales."

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

        Because of the uncertainties described above, Union Carbide's management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide's management believes that it is reasonably possible that the cost of disposing of Union Carbide's asbestos-related claims, including future defense costs, could have a material adverse impact on Union Carbide's results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

        It is the opinion of Dow's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

The Dow Chemical Company and Subsidiaries
PART II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

        Dow uses value at risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. The year-end VAR and average quarterly VAR for the aggregate of non-trading and trading positions for 2003 and 2002 are shown below:

Total Daily VAR at December 31* In millions	2003		2002
	Year-end	Average	Year-end	Average
Foreign exchange	$1	$2	$7	$10
Interest rate	109	108	94	83
Equity exposures, net of hedges	2	2	3	4
Commodities	12	14	17	11

*Using a 95 percent confidence level

        See Note H to the Consolidated Financial Statements for further disclosure regarding market risk.

The Dow Chemical Company and Subsidiaries
PART II, Item 8. Financial Statements and Supplementary Data

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

        The undersigned have executed certifications dated February 20, 2004, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and the Company has filed those certifications as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In addition, William S. Stavropoulos, Chairman of the Board and Chief Executive Officer of the Company, has certified to the New York Stock Exchange ("NYSE") that he is unaware of any violation by the Company of the NYSE corporate governance listing standards in effect as of February 20, 2004.

/s/ WILLIAM S. STAVROPOULOS	/s/ J. PEDRO REINHARD
William S. Stavropoulos Chairman of the Board and Chief Executive Officer	J. Pedro Reinhard Executive Vice President and Chief Financial Officer

Independent Auditors' Report
To the Stockholders and Board of Directors of The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

        As discussed in Notes A and N to the consolidated financial statements, effective January 1, 2003, The Dow Chemical Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan January 29, 2004

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31	2003	2002	2001
Net Sales	$32,632	$27,609	$28,075

Cost of sales	28,177	23,780	23,892
Research and development expenses	981	1,066	1,072
Selling, general and administrative expenses	1,392	1,598	1,765
Amortization of intangibles	63	65	178
Purchased in-process research and development charges	—	—	69
Merger-related expenses and restructuring	—	280	1,487
Asbestos-related charge	—	828	—
Equity in earnings of nonconsolidated affiliates	322	40	29
Sundry income—net	146	54	394
Interest income	92	66	85
Interest expense and amortization of debt discount	828	774	733

Income (Loss) before Income Taxes and Minority Interests	1,751	(622)	(613)

Credit for income taxes	(82)	(280)	(228)
Minority interests' share in income	94	63	32

Income (Loss) before Cumulative Effect of Changes in Accounting Principles	1,739	(405)	(417)

Cumulative effect of changes in accounting principles	(9)	67	32

Net Income (Loss) Available for Common Stockholders	$1,730	$(338)	$(385)

Share Data
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—basic	$1.89	$(0.44)	$(0.46)
Earnings (Loss) per common share—basic	$1.88	$(0.37)	$(0.43)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—diluted	$1.88	$(0.44)	$(0.46)
Earnings (Loss) per common share—diluted	$1.87	$(0.37)	$(0.43)
Common stock dividends declared per share of Dow common stock	$1.34	$1.34	$1.295
Weighted-average common shares outstanding—basic	918.8	910.5	901.8
Weighted-average common shares outstanding—diluted	926.1	910.5	901.8

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2003	2002
Assets
Current Assets
Cash and cash equivalents	$2,392	$1,484
Marketable securities and interest-bearing deposits	42	89
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2003: $118; 2002: $127)	3,574	3,116
Other	2,246	2,369
Inventories	4,050	4,208
Deferred income tax assets—current	698	109

Total current assets	13,002	11,375

Investments
Investment in nonconsolidated affiliates	1,878	1,565
Other investments	1,971	1,689
Noncurrent receivables	230	577

Total investments	4,079	3,831

Property
Property	40,812	37,934
Less accumulated depreciation	26,595	24,137

Net property	14,217	13,797

Other Assets
Goodwill	3,226	3,189
Other intangible assets (net of accumulated amortization—2003: $406; 2002: $349)	579	613
Deferred income tax assets—noncurrent	4,113	3,776
Asbestos-related insurance receivables—noncurrent	1,176	1,489
Deferred charges and other assets	1,499	1,492

Total other assets	10,593	10,559

Total Assets	$41,891	$39,562

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At December 31	2003	2002
Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$258	$580
Long-term debt due within one year	1,088	797
Accounts payable:
Trade	2,843	2,834
Other	2,041	1,789
Income taxes payable	212	202
Deferred income tax liabilities—current	241	30
Dividends payable	331	326
Accrued and other current liabilities	2,520	2,298

Total current liabilities	9,534	8,856

Long-Term Debt	11,763	11,659

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,124	994
Pension and other postretirement benefits—noncurrent	3,572	3,775
Asbestos-related liabilities—noncurrent	1,791	2,072
Other noncurrent obligations	3,556	3,214

Total other noncurrent liabilities	10,043	10,055

Minority Interest in Subsidiaries	376	366

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock (authorized 1,500,000,000 shares of $2.50 par value each; issued 981,377,562)	2,453	2,453
Additional paid-in capital	8	—
Unearned ESOP shares	(30)	(61)
Retained earnings	9,994	9,520
Accumulated other comprehensive loss	(1,491)	(2,097)
Treasury stock at cost (shares 2003: 53,928,925; 2002: 68,721,252)	(1,759)	(2,189)

Net stockholders' equity	9,175	7,626

Total Liabilities and Stockholders' Equity	$41,891	$39,562

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2003	2002	2001
Operating Activities
Income (Loss) before cumulative effect of changes in accounting principles	$1,739	$(405)	$(417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,903	1,825	1,815
Purchased in-process research and development	—	—	69
Credit for deferred income tax	(378)	(311)	(391)
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	(180)	63	33
Minority interests' share in income	94	63	32
Net (gain) loss on sales of consolidated companies	4	(4)	—
Net (gain) loss on sales of nonconsolidated affiliates	(28)	(60)	2
Net gain on sales of property and businesses	(102)	(8)	(49)
Other net (gain) loss	8	(65)	(245)
Merger-related expenses and restructuring	—	202	906
Asbestos-related charge	—	828	—
Tax benefit—nonqualified stock option exercises	52	31	39
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(322)	(299)	1,340
Inventories	95	223	34
Accounts payable	161	474	(586)
Noncurrent receivables	347	1	(12)
Other assets and liabilities	387	(450)	(781)

Cash provided by operating activities	3,780	2,108	1,789

Investing Activities
Capital expenditures	(1,100)	(1,623)	(1,587)
Proceeds from sales of property and businesses	231	79	153
Acquisitions of businesses, net of cash received	(10)	(1)	(2,301)
Purchase of previously leased assets	(533)	—	—
Investments in consolidated companies	(71)	—	—
Proceeds from sales of consolidated companies	3	39	—
Investments in nonconsolidated affiliates	(80)	(98)	(92)
Distribution from nonconsolidated affiliate	63	—	—
Advances to nonconsolidated affilitates, net of cash received	—	—	203
Proceeds from sales of nonconsolidated affiliates	53	89	181
Purchases of investments	(1,732)	(1,799)	(2,561)
Proceeds from sales and maturities of investments	1,500	1,688	3,330

Cash used in investing activities	(1,676)	(1,626)	(2,674)

Financing Activities
Changes in short-term notes payable	(285)	(510)	(1,573)
Payments on long-term debt	(857)	(472)	(259)
Proceeds from issuance of long-term debt	907	2,932	3,165
Purchases of treasury stock	(6)	(6)	(5)
Proceeds from sales of common stock	303	138	146
Proceeds from issuance of preferred securities of subsidiary	—	—	500
Distributions to minority interests	(58)	(78)	(80)
Dividends paid to stockholders	(1,229)	(1,217)	(1,063)

Cash provided by (used in) financing activities	(1,225)	787	831

Effect of Exchange Rate Changes on Cash	29	(5)	(4)

Summary
Increase (Decrease) in cash and cash equivalents	908	1,264	(58)
Cash and cash equivalents at beginning of year	1,484	220	278

Cash and cash equivalents at end of year	$2,392	$1,484	$220

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In millions) For the years ended December 31	2003	2002	2001
Common Stock
Balance at beginning and end of year	$2,453	$2,453	$2,453

Additional Paid-in Capital
Balance at beginning of year	—	—	—
Other	8	—	—

Balance at end of year	8	—	—

Unearned ESOP Shares
Balance at beginning of year	(61)	(90)	(103)
Shares allocated to ESOP participants	31	29	13

Balance at end of year	(30)	(61)	(90)

Retained Earnings
Balance at beginning of year	9,520	11,112	12,675
Net income (loss)	1,730	(338)	(385)
Common stock dividends declared	(1,233)	(1,228)	(1,162)
Other	(23)	(26)	(16)

Balance at end of year	9,994	9,520	11,112

Accumulated Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Investments at beginning of year	(23)	6	325
Unrealized gains (losses)	66	(29)	(319)

Balance at end of year	43	(23)	6

Cumulative Translation Adjustments at beginning of year	(649)	(982)	(834)
Translation adjustments	450	333	(148)

Balance at end of year	(199)	(649)	(982)

Minimum Pension Liability at beginning of year	(1,379)	(72)	(51)
Adjustments	64	(1,307)	(21)

Balance at end of year	(1,315)	(1,379)	(72)

Accumulated Derivative Loss at beginning of year	(46)	(22)	—
Cumulative transition adjustment	—	—	65
Net hedging results	30	(23)	(45)
Reclassification to earnings	(4)	(1)	(42)

Balance at end of year	(20)	(46)	(22)

Total accumulated other comprehensive loss	(1,491)	(2,097)	(1,070)

Treasury Stock
Balance at beginning of year	(2,189)	(2,412)	(2,625)
Purchases	(6)	(6)	(5)
Issuance to employees and employee plans	436	229	218

Balance at end of year	(1,759)	(2,189)	(2,412)

Net Stockholders' Equity	$9,175	$7,626	$9,993

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2003	2002	2001
Net Income (Loss) Available for Common Stockholders	$1,730	$(338)	$(385)

Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2003, 2002, 2001)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period (net of tax of $24, $(12), $(34))	57	(21)	(60)
Less: Reclassification adjustments for net amounts included in net income (loss) (net of tax of $5, $(5), $(152))	9	(8)	(259)
Cumulative translation adjustments (net of tax of $(193), $175, $(21))	450	333	(148)
Minimum pension liability adjustments (net of tax of $51, $(729), $(8))	64	(1,307)	(21)
Net gains (losses) on cash flow hedging derivative instruments (net of tax of $16, $(11), $(13))	26	(24)	(22)

Total other comprehensive income (loss)	606	(1,027)	(510)

Comprehensive Income (Loss)	$2,336	$(1,365)	$(895)

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

Dollars in millions, except as noted

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries ("Dow" or the "Company") were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies, joint ventures and partnerships) are accounted for on the equity basis.

        On February 6, 2001, Union Carbide Corporation ("Union Carbide") merged with a subsidiary of the Company and became a wholly owned subsidiary of Dow. The consolidated financial statements give retroactive effect to the Union Carbide merger, which was accounted for as a pooling of interests. See Note C for additional information.

        Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 2003.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's consolidated financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets as "Other noncurrent obligations" at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as "Accounts receivable—Other."

        Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and estimable.

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

        Gains and losses on derivative instruments qualifying as cash flow hedges are recorded in AOCI, to the extent the hedges are effective, until the underlying transactions are recognized in income. To the extent effective, gains and losses on derivative and nonderivative instruments used as hedges of the Company's net investment in foreign operations are recorded in AOCI as part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in income immediately.

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

Long-Lived Assets

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

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

        The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities acquired through June 30, 2001, is shown as goodwill and was amortized on a straight-line basis over its estimated useful life (maximum 40 years) through December 31, 2001. Effective January 1, 2002, goodwill is no longer amortized, but is subject to the impairment provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." See Accounting Changes below for further discussion.

Revenue

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Approximately 97 percent of the Company's sales are related to sales of product, while 1 percent is related to the Company's service offerings, 1 percent to its insurance operations and 1 percent to the licensing of patents and technology. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of the Company's products are sold FOB ("free on board") shipping point or, with respect to countries other than the United States, an equivalent basis. Title to the product passes when the product is delivered to the freight carrier. Dow's standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as "Cost of sales."

        The Company's primary service offerings are in the form of contract manufacturing services and services associated with Dow AgroSciences' termite solution, SENTRICON Termite Colony Elimination System. Revenue associated with these service offerings is recognized when services are rendered, according to contractual agreements.

        Revenue related to the Company's insurance operations includes third-party insurance premiums, which are earned over the terms of the related insurance policies and reinsurance contracts. Revenue related to the initial licensing of patents and technology is recognized when earned; revenue related to running royalties is recognized according to licensee production levels.

Legal Costs

The Company expenses legal costs, including those costs expected to be incurred in connection with a loss contingency, as incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.

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

Accounting Changes

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133, as amended and interpreted by the FASB and the Derivatives Implementation Group ("DIG") through "Statement 133 Implementation Issues," on January 1, 2001. See Note H regarding the impact of adoption. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement, which was effective for contracts entered into or modified after June 30, 2003, codifies decisions made as part of the DIG process, in connection with other FASB projects on financial instruments, and in response to implementation issues in the application of the definition of a derivative. Adoption of this statement did not impact the consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which replaced Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Under SFAS No. 141, all business combinations initiated after June 30, 2001 are accounted for using the purchase method. As required by SFAS No. 141, negative goodwill of $89 associated with the acquisition of Dow Olefinverbund GmbH (formerly Buna Sow Leuna Olefinverbund ("BSL")) in 1997 was written off and included in "Cumulative effect of changes in accounting principles" in the first quarter of 2002. The application of SFAS No. 141 did not result in the reclassification of any amounts previously recorded as goodwill or other intangible assets.

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

        As a result of the Company's impairment testing, goodwill impairment losses totaling $22 were recorded in the first quarter of 2002 and included in "Cumulative effect of changes in accounting principles." Summaries of the impairment losses are as follows:

  •
  The Hampshire Fine Chemicals reporting unit had experienced increased competition and the loss of several large customers. The reporting unit had revised its 10-year earnings forecast to reflect the decreased profitability outlook, and, as a result, the Company recognized a goodwill impairment loss of $18 in the first quarter of 2002 in the Performance Chemicals segment.

  •
  The Rubber reporting unit had faced increased competition and rapidly rising hydrocarbon costs with a significant oversupply of natural rubber, resulting in steadily declining margins. Revisions were made to the 10-year earnings forecast to reflect these negative trends and, as a result, a goodwill impairment loss of $4 was recognized in the first quarter of 2002 in the Plastics segment.

        See Note F for disclosures related to goodwill and other intangible assets.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 on January 1, 2003 resulted in the recognition of an asset retirement obligation of $45 and a charge of $9 (net of tax of $5), which was included in "Cumulative effect of changes in accounting principles."

        In accordance with SFAS No. 143, the Company has recognized asset retirement obligations related to demolition and remediation activities at manufacturing sites in the United States, Germany, France and The Netherlands. In addition, the Company has recognized obligations related to capping activities at landfill sites in the United States, Canada, Italy and Brazil. At December 31, 2003, the aggregate carrying amount of asset retirement obligations recognized by the Company was $46. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

        If the asset retirement obligation measurement and recognition provisions of SFAS No. 143 had been in effect on January 1, 2002, the aggregate carrying amount of those obligations on that date would have been $46. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143 had been in effect during 2001 and 2002, the impact on "Income before Cumulative Effect of Changes in Accounting Principles" and "Net Income Available for Common Stockholders" each year would have been immaterial. Further, the impact on earnings per common share (both basic and diluted) would have been less than $0.01 per share each year.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement, which was effective for exit or disposal activities initiated after December 31, 2002, changed the measurement and timing of costs associated with exit and disposal activities undertaken by the Company.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's disclosures related to guarantees can be found in Note J.

        In the first quarter of 2003, Dow adopted the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for new grants of equity instruments (which include stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan) to employees. See Note N for disclosures related to the Company's stock compensation plans. As required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the following table provides pro forma results as if the fair value based method had been applied to all outstanding and unvested awards, including stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan, in each period:

	2003	2002	2001
Net income (loss), as reported	$1,730	$(338)	$(385)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	33	16	15
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(80)	(89)	(112)

Pro forma net income (loss)	$1,683	$(411)	$(482)

Earnings (Loss) per share (in dollars):
Basic—as reported	$1.88	$(0.37)	$(0.43)
Basic—pro forma	1.83	(0.45)	(0.53)
Diluted—as reported	1.87	(0.37)	(0.43)
Diluted—pro forma	1.82	(0.45)	(0.53)

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position ("FSP") No. 46-6, which deferred the effective date for FIN No. 46 to the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003. FIN No. 46 did not have an impact on the Company's consolidated financial statements. The Company's disclosures related to VIEs can be found in Note M.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires the classification of certain financial instruments that embody obligations for the issuer as liabilities (or assets in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FSP No. 150-3, which indefinitely defers the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests and requires companies to reverse the effects of having adopted the standard for instruments within the scope of the indefinite deferral. The Company evaluated the preferred securities previously issued by two consolidated subsidiaries and concluded that the $500 of preferred securities issued by Hobbes Capital S.A. was outside of the scope of the standard and will continue to be classified as "Preferred Securities of Subsidiaries." The $500 of preferred partnership units ("the units") issued by Tornado Finance

V.O.F. ("Tornado") was within the scope of SFAS No. 150; however, the rights of the holders of the units were modified in the third quarter of 2003 to eliminate the unconditional mandatory redemption feature. During the fourth quarter of 2003, the Company concluded that the units were subject to the indefinite deferral provisions of FSP No. 150-3. Therefore, the $500 of preferred partnership units continued to be classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheet at December 31, 2003. The effect of initially adopting SFAS No. 150 and reversing the effect pursuant to FSP No. 150-3 were immaterial. See Note P for additional information.

        In November 2003, the EITF of the FASB reached a consensus on one issue with respect to EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," thereby requiring certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. See Note H for the Company's disclosures relative to this requirement.

        In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. See Note L for disclosures regarding the Company's pension plans and other postretirement benefits.

        On January 12, 2004, the FASB issued FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The Company has elected to defer financial recognition of this legislation. See Note L for the required disclosures.

NOTE B—PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT, AND MERGER-RELATED EXPENSES AND RESTRUCTURING

Purchased In-Process Research and Development

Purchased in-process research and development ("IPR&D") represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FIN No. 4, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination.

        In 2001, the Company completed the appraisal of the technology acquired with the purchase of Rohm and Haas Company's agricultural chemicals business (see Note C) and recorded a pretax IPR&D charge of $69 in the Agricultural Sciences segment. Projects associated with technology acquired were expected to create new growth opportunities for fungicides. Due to increasing disease resistance to the fungicide class of chemistry associated with the technology acquired, the remaining projects have been suspended indefinitely.

        The method used to determine the purchase price allocation for IPR&D for this acquisition was an income method. The calculation was based on estimates of operating earnings, capital charges (representing the effect of capital expenditures), trade name royalties, charges for core technology, and working capital requirements to support the cash flows attributed to the technologies. The after-tax cash flows were bifurcated to reflect the stage of development of each technology. Discount rates reflecting the stage of development and the risk associated with each technology were used to value IPR&D. The Company has substantial experience in research and development projects for new products, which enables it to establish realistic time frames for the completion of such projects; therefore, the Company believes there is limited risk that the projects will not be concluded within reasonable proximity to the expected completion dates.

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

        The 2001 charge included $643 for employee-related costs, which consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The Company's integration plans included a workforce reduction of approximately 4,500 people, primarily from Union Carbide's administrative, marketing, purchasing, research and development, and manufacturing workforce. The charge for severance was based upon the severance plan provisions communicated to employees. According to the initial integration plans, the Company expected to expend approximately 66 percent of the employee-related costs within the first two years following the merger, though the timing of severance payments was dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period. In the second quarter of 2001, the severance provision was reduced $13. During the fourth quarter of 2001, a review of the Company's integration plans resulted in a revision to the estimated workforce reduction, as actual reductions had exceeded the original plans. Consequently, the severance provision was increased $56 for an additional workforce reduction of approximately 600 people. As of December 31, 2001, severance of $333 had been paid to approximately 3,100 former employees. In the first three quarters of 2002, severance of $132 was paid to approximately 1,750 former employees, bringing the program-to-date amount to $465 paid to approximately 4,850 former employees. After increasing the severance provision an additional $21 in the third quarter of 2002, the planned merger-related program for workforce reductions was completed in the fourth quarter of 2002.

        The following table summarizes the activity in the merger-related special charge reserve:

	Transaction Costs	Write-down of Duplicate Assets and Facilities	One-time Merger and Integration Costs	Labor- related Costs	Total
2001
Special charge	$122	$619	—	$643	$1,384
Adjustments to reserve	—	(55)	$115	43	103
Charges against reserve	(122)	(487)	(115)	(333)	(1,057)

Balance at December 31, 2001	—	$77	—	$353	$430

2002
Adjustments to reserve	—	—	$41	$21	$62
Charges against reserve	—	$(12)	(41)	(132)	(185)
Completion of program (1)	—	(65)	—	(242)	(307)

Balance at December 31, 2002	—	—	—	—	—

(1)
Upon completion of the program, the outstanding merger-related reserve for employee-related costs associated with pension and postretirement benefit plans is considered part of the Company's regular pension and other postretirement obligations. The reserve related to the abandonment of leased facilities is included in "Other noncurrent obligations."

        During the fourth quarter of 2002, additional severance of $11 was recorded for merger-related severance and was paid to 123 former employees and an additional charge of $34 was recorded for merger-related severance. Under this revised severance program, which was completed in the first quarter of 2003, $62 was paid to 746 former employees.

Other Restructuring

In late 2002, immediately following the appointment of a new President and CEO, management began a series of studies to determine potential actions relative to under-performing assets and employment levels. Prior to the end of 2002, certain studies were completed and management made decisions relative to certain assets. The economic effects of these decisions resulted in a pretax charge in the fourth quarter of 2002 of $168, which included $37 for severance for 624 employees (included in Unallocated and Other for segment reporting purposes). The charge for severance was based on severance plans communicated to employees in the fourth quarter of 2002. The severance program was completed by the end of 2003.

        The remaining $131 of the fourth quarter of 2002 charge for other restructuring related to asset write-downs and impairments and included the shutdown of a chlor-alkali production facility in Canada, the shutdown of Union Carbide's ethylene manufacturing facility in Texas City, Texas, the impairment of non-strategic components of Dow's operations in South Africa, and the impairment of a product development facility in Canada. The charge for the shutdown of facilities was $57 (with $44 recorded in the Hydrocarbons and Energy segment and $13 recorded in the Chemicals segment) and represented the write-off of the net book value of those manufacturing plants. The impairment charge was $74 (of which $20 was recorded in the Plastics segment and $54 was recorded in Unallocated and Other) and was based on the fair values of the impaired business and production facilities: discounted cash flows for the Canadian facility, and fair market offers for the South African non-strategic assets.

        In 2002, the Company also recorded severance of $5 in the Agricultural Sciences segment related to a workforce reduction program at Dow AgroSciences.

        In the first quarter of 2003, additional studies regarding non-strategic and under-performing assets were completed and management made decisions relative to certain assets. These decisions resulted in the write-off of the net book value of several manufacturing facilities totaling $37 (the largest of which was $16 recorded in "Cost of sales" in the Hydrocarbons and Energy segment associated with the impairment of Union Carbide's Seadrift, Texas, ethylene cracker, which was shut down in the third quarter of 2003), the impairment of Union Carbide's chemical transport vessel (sold in the second quarter of 2003) of $11 recorded in "Sundry income—net" in Unallocated and Other, and the write-off of cancelled capital projects totaling $12 recorded in "Cost of sales" and reflected in Unallocated and Other.

NOTE C—ACQUISITIONS

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

NOTE D—INVENTORIES

The following table provides a breakdown of inventories at December 31, 2003 and 2002:

Inventories at December 31

	2003	2002
Finished goods	$2,396	$2,523
Work in process	837	843
Raw materials	373	452
Supplies	444	390

Total inventories	$4,050	$4,208

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $330 at December 31, 2003 and $209 at December 31, 2002. Inventories valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 38 percent of total inventories at December 31, 2003 and 40 percent of total inventories at December 31, 2002.

        A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, increasing pretax income $70 in 2003, and reducing pretax loss $71 in 2002 and $19 in 2001.

NOTE E—PROPERTY

Property at December 31

	Estimated Useful Lives (Years)	2003	2002
Land	—	$553	$506
Land and waterway improvements	15-25	1,131	1,060
Buildings	5-55	3,408	3,169
Machinery and equipment	3-20	30,968	28,135
Utility and supply lines	5-20	1,898	1,732
Other property	3-30	1,834	1,968
Construction in progress	—	1,020	1,364

Total property		$40,812	$37,934

	2003	2002	2001
Depreciation expense	$1,753	$1,680	$1,595
Manufacturing maintenance and repair costs	1,083	1,090	1,015
Capitalized interest	48	51	54

NOTE F—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company ceased amortizing goodwill upon adoption of SFAS No. 142 on January 1, 2002 (see Notes A and T). The following table provides pro forma results for the year ended December 31, 2001, as if the non-amortization provisions of SFAS No. 142 had been applied in 2001, compared with actual results for the years ended December 31, 2003 and 2002:

	2003	2002	2001
Reported income (loss) before cumulative effect of changes in accounting principles	$1,739	$(405)	$(417)
Reported net income (loss)	$1,730	$(338)	$(385)

Adjustments:
Goodwill amortization, net of tax	—	—	$128
Negative goodwill amortization, net of tax	—	—	(10)
Equity method goodwill amortization, net of tax	—	—	11

Total adjustments	—	—	$129

Adjusted income (loss) before cumulative effect of changes in accounting principles	$1,739	$(405)	$(288)
Adjusted net income (loss)	$1,730	$(338)	$(256)

Reported earnings (loss) before cumulative effect of changes in accounting principles per common share— basic	$1.89	$(0.44)	$(0.46)
Reported earnings (loss) per common share—basic	$1.88	$(0.37)	$(0.43)

Adjustments:
Goodwill amortization, net of tax	—	—	$0.14
Negative goodwill amortization, net of tax	—	—	(0.01)
Equity method goodwill amortization, net of tax	—	—	0.01

Total adjustments	—	—	$0.14

Adjusted earnings (loss) before cumulative effect of changes in accounting principles per common share— basic	$1.89	$(0.44)	$(0.32)
Adjusted earnings (loss) per common share—basic	$1.88	$(0.37)	$(0.29)

Reported earnings (loss) before cumulative effect of changes in accounting principles per common share— diluted	$1.88	$(0.44)	$(0.46)
Reported earnings (loss) per common share—diluted	$1.87	$(0.37)	$(0.43)
Adjustments:
Goodwill amortization, net of tax	—	—	$0.14
Negative goodwill amortization, net of tax	—	—	(0.01)
Equity method goodwill amortization, net of tax	—	—	0.01

Total adjustments	—	—	$0.14

Adjusted earnings (loss) before cumulative effect of changes in accounting principles per common share— diluted	$1.88	$(0.44)	$(0.32)
Adjusted earnings (loss) per common share—diluted	$1.87	$(0.37)	$(0.29)

        The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2003, by operating segment:

Goodwill	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at December 31, 2002	$905	$784	$1,320	$117	$63	$3,189

Increase related to acquisitions:
Remaining 20% interest in INCA International SPA	—	—	—	25	—	25
Remaining 26.7% interest in Union Carbide do Brasil S.A.	—	—	—	11	—	11
Remaining 50% interest in Epoxital S.R.L.	8	—	—	—	—	8

Total increase related to acquisitions	8	—	—	36	—	44

Goodwill write-off related to sale of Sentrachem businesses: Karbochem, Chemical Intermediates, and Calcium Carbide	—	(3)	—	(4)	—	(7)

Total adjustments	8	(3)	—	32	—	37

Goodwill at December 31, 2003	$913	$781	$1,320	$149	$63	$3,226

        During the fourth quarter of 2003, the Company performed impairment tests for goodwill in conjunction with its annual budgeting process. As a result of this review, it was determined that no goodwill impairments existed.

        The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets at December 31	2003			2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$264	$(107)	$157	$288	$(117)	$171
Patents	153	(81)	72	153	(64)	89
Software	315	(153)	162	271	(126)	145
Trademarks	142	(27)	115	140	(18)	122
Other	111	(38)	73	110	(24)	86

Total other intangible assets	$985	$(406)	$579	$962	$(349)	$613

        The following table provides a summary of acquisitions of intangible assets during the year:

Acquisitions of Intangible Assets in 2003	Acquisition Cost	Weighted-average Amortization Period
Acquisitions of intangible assets with finite lives:
Licenses and intellectual property	$8	13.1 years
Software	38	5.0 years

Total acquisitions of intangible assets	$46	6.4 years

        Amortization expense for other intangible assets (not including software) was $63 for 2003, compared with $65 for 2002 and $48 for 2001. Amortization expense for software, which is included in "Cost of sales," totaled $29 in 2003, compared with $30 in 2002 and $18 in 2001. Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years
2004	$81
2005	75
2006	70
2007	61
2008	56

NOTE G—SIGNIFICANT NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS

The Company's investments in related companies accounted for by the equity method ("nonconsolidated affiliates") were $1,878 at December 31, 2003 and $1,565 at December 31, 2002. Differences between the Company's investments in nonconsolidated affiliates and its share of the investees' net assets, exclusive of Dow Corning Corporation ("Dow Corning") and EQUATE Petrochemical Company K.S.C. ("EQUATE") were $200 at December 31, 2003 and $203 at December 31, 2002. Prior to 2002, the differences were amortized over estimated useful lives, which ranged from 5 to 40 years. Amortization ceased effective January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note F).

        In May 1995, Dow Corning, in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note J). As a result, the Company fully reserved its investment in Dow Corning and reserved its 50 percent share of equity earnings from that time through the third quarter of 2000. It was the Company's determination during this period of time that the decline in the value of its investment in Dow Corning was other than temporary. Following Judge Denise Page Hood's November 13, 2000 affirmation of the Bankruptcy Court's order confirming the Joint Plan of Reorganization, the Company reviewed the value of its investment in Dow Corning, revised its assessment of the recoverability of its investment, and determined that it had adequately provided for the other-than-temporary decline associated with the bankruptcy.

        A difference between the Company's recorded share of the underlying equity of Dow Corning and the carrying value of this investment has existed since May 1995, when the Company wrote down its investment to zero in response to Dow Corning's bankruptcy filing. The difference at December 31, 2003 and 2002 was approximately $237. Dow Corning recognized the financial impact of implementing the Joint Plan of Reorganization during 1998 and 1999, including all liabilities and obligations. With the exception of the remote possibility of a future bankruptcy related charge, the Company considers the difference between the carrying value of its investment in Dow Corning and its 50 percent share of Dow Corning's equity to be permanent.

        At December 31, 2003, the Company's investment in EQUATE was $71 less than its proportionate share of the underlying net assets ($89 at December 31, 2002). This amount represents the difference between the value of certain EQUATE assets and the Company's related valuation on a U.S. GAAP basis and as such is being amortized over the remaining four-year useful life of the assets.

        Dow's principal nonconsolidated affiliates and the Company's direct or indirect ownership interest for each at December 31, 2003, 2002 and 2001 are shown below:

	Ownership Interest
Principal Nonconsolidated Affiliates at December 31
	2003	2002	2001
Dow Corning Corporation	50%	50%	50%
DuPont Dow Elastomers L.L.C.	50%	50%	50%
EQUATE Petrochemical Company K.S.C.	45%	45%	45%
The OPTIMAL Group:
OPTIMAL Chemicals (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn Bhd	23.75%	23.75%	23.75%
The Siam Group:
Pacific Plastics (Thailand) Limited	49%	49%	49%
Siam Polyethylene Company Limited	49%	49%	49%
Siam Polystyrene Company Limited	49%	49%	49%
Siam Styrene Monomer Co., Ltd.	49%	49%	49%
Siam Synthetic Latex Company Limited	49%	49%	49%
UOP LLC	50%	50%	50%

        The Company's investment in these companies was $1,375 at December 31, 2003 and $1,101 at December 31, 2002, and its equity in their earnings was $297 in 2003, $112 in 2002 and $67 in 2001. All of the nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31	2003	2002
Current assets	$4,283	$3,650
Noncurrent assets	7,098	7,244

Total assets	$11,381	$10,894

Current liabilities	$2,537	$2,168
Noncurrent liabilities	5,887	6,046

Total liabilities	$8,424	$8,214

Summarized Income Statement Information	2003	2002	2001
Sales	$6,668	$5,807	$5,179
Gross profit	2,010	1,678	1,345
Net income	625	159	32

        Dividends received from the Company's nonconsolidated affiliates were $130 in 2003, $93 in 2002 and $54 in 2001.

        The Company has service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase and lease agreements. Transactions with nonconsolidated affiliates and balances due to and due from these entities were not material to the consolidated financial statements.

NOTE H—FINANCIAL INSTRUMENTS

Investments

The Company's investments in marketable securities are primarily classified as available-for-sale. Maturities for approximately 35 percent of the debt securities were less than five years at December 31, 2003.

Investing Results	2003	2002	2001
Proceeds from sales of available-for-sale securities	$1,530	$1,659	$2,900
Gross realized gains	31	333	410
Gross realized losses	(21)	(334)	(157)

Risk Management

The Company's risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times. The Company uses value at risk and stress tests to monitor risk. Credit risk arising from these contracts is not significant because the counterparties to these contracts are primarily major international financial institutions and, to a lesser extent, major chemical and petroleum companies, and the Company does not anticipate any such losses. The net cash requirements arising from risk management activities are not expected to be material in 2004. The Company reviews its overall financial strategies and impacts from using derivatives in its risk management program with the Board of Directors' Finance Committee and revises its strategies as market conditions dictate.

        The Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. No significant concentration of credit risk existed at December 31, 2003.

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

Foreign Currency Risk Management

The Company's global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company's assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2003, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts, options and cross-currency swaps had various expiration dates, primarily in the first quarter of the next year.

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the volatility associated with these forecasted inventory purchases. The Company had futures contracts, options and swaps to buy, sell or exchange commodities. At December 31, 2003, these agreements had various expiration dates in 2004 through 2005.

Fair Value of Financial Instruments at December 31

	2003				2002
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities:
Debt securities	$1,249	$40	$(8)	$1,281	$1,035	$85	$(50)	$1,070
Equity securities	595	35	(20)	610	651	5	(86)	570
Other	24	13	—	37	22	6	—	28

Total marketable securities	$1,868	$88	$(28)	$1,928	$1,708	$96	$(136)	$1,668

Long-term debt including debt due within one year (1)	$(12,851)	$90	$(553)	$(13,314)	$(12,456)	$45	$(417)	$(12,828)

Derivatives relating to:
Foreign currency	—	$124	$(1,006)	$(882)	—	$128	$(510)	$(382)
Interest rates	—	21	(91)	(70)	—	67	(86)	(19)
Commodities	—	119	(15)	104	—	123	(12)	111

(1)
Cost includes fair value adjustments per SFAS No. 133 of $120 in 2003 and $129 in 2002.

        Cost approximates fair value for all other financial instruments.

        The following table provides the fair value and gross unrealized losses of the Company's investments, which have been deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

Temporarily Impaired Securities	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$193	$(3)	—	—	$193	$(3)
Federal agency mortgage-backed securities	116	(1)	—	—	116	(1)
Corporate bonds	160	(3)	$6	$(1)	166	(4)

Total debt securities	$469	$(7)	$6	$(1)	$475	$(8)
Equity securities	20	(5)	98	(15)	118	(20)

Total temporarily impaired securities	$489	$(12)	$104	$(16)	$593	$(28)

        Portfolio managers and external investment managers regularly review all of the Company's holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.

        For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer's overall sector are considered in determining impairment. The Company does not invest in debt securities that are below investment grade.

        For equity securities, the Company's investment guidelines require investment in Standard & Poor's ("S&P") 500 companies and allow investment in up to 25 companies outside of the S&P 500. These holdings are primarily large cap stocks and, therefore, the likelihood of them becoming other-than-temporarily impaired is not as high as with other less established companies. The Company's intention regarding these investments is to hold them until they provide an acceptable return and not sell them at a loss.

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues." The adoption of SFAS No. 133 resulted in the Company recording a transition adjustment gain of $32 (net of related income tax of $19) in net income and a net transition adjustment gain of $65 (net of related income tax of $38) in "Accumulated other comprehensive income" ("AOCI") at January 1, 2001. The short-cut method under SFAS No. 133 is being used when the criteria are met. The Company anticipates volatility in AOCI and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. Derivative assets are included in "Deferred charges and other assets" and derivative liabilities are included in "Accrued and other current liabilities" in the consolidated balance sheets.

        At December 31, 2003, the Company had interest rate swaps in a net loss position of $25 designated as fair value hedges of underlying fixed rate debt obligations and a net loss position of $49 designated as cash flow hedges of underlying forecasted interest payments. These hedges had various expiration dates in 2004 through 2022. The mark-to-market effects of both the fair value hedge instruments and the underlying debt obligations were recorded as unrealized gains and losses in interest expense and are directly offsetting to the extent the hedges are effective. The effective portion of the mark-to-market effects of the cash flow hedge instrument is recorded in AOCI until the underlying interest payment affects income. The net loss from interest rate hedges included in AOCI at December 31, 2003 was $40 after tax. The amount to be reclassified from AOCI to interest expense within the next 12 months is expected to be a net loss of $16. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. There was no material impact on income due to hedge ineffectiveness. Net gains recorded in interest expense related to fair value hedge terminations were $27 in 2003 and $11 in 2002. At December 31, 2003, there was an unamortized gain of $143 relating to terminated fair value hedges. There was no material impact on income due to cash flow hedge terminations in 2003 and 2002.

        Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and qualify as cash flow hedges. Current open contracts hedge forecasted transactions until December 2005. The effective portion of the mark-to-market effects of the cash flow hedge instrument is recorded in AOCI until the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at December 31, 2003 was $40 after tax. A net after-tax gain of approximately $39 is expected to be reclassified from AOCI to "Cost of sales" in the consolidated statements of income within the next 12 months. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During 2003 and 2002, there was no material impact on the financial statements due to hedge ineffectiveness.

        In addition, the Company utilizes option and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet SFAS No. 133 hedge accounting criteria. At December 31, 2003, the Company had derivative assets of $2 and derivative liabilities of $4 relating to these instruments, with the related mark-to-market effects included in "Cost of sales" in the consolidated statements of income.

        At December 31, 2003, the Company had foreign currency forward contracts in a net loss position of $10 designated as cash flow hedges of underlying forecasted purchases of feedstocks in Europe. Current open contracts hedge forecasted transactions until May 2004. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI until the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at December 31, 2003 was $7 after tax. A net after-tax loss of approximately $7 is expected to be reclassified from AOCI to "Cost of sales" in the consolidated statements of income within the next 12 months. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During 2003, there was no material impact on the financial statements due to hedge ineffectiveness.

        The results of hedges of the Company's net investment in foreign operations included in the cumulative translation adjustment in AOCI was a net loss of $448 ($282 after tax) at December 31, 2003 and a net loss of $146 ($92 after tax) at December 31, 2002. There was no material impact on income due to hedge ineffectiveness.

        The Company also uses other derivative instruments that are not designated as hedging instruments, primarily to manage foreign currency exposure, the impact of which was not material to the consolidated financial statements.

NOTE I—SUPPLEMENTARY INFORMATION

Sundry Income—Net	2003	2002	2001
Gain on sales of assets and securities (1)	$117	$53	$378
Foreign exchange gain (loss)	13	(7)	(24)
Dividend income	5	6	13
Other—net	11	2	27

Total sundry income—net	$146	$54	$394

(1)
2003 included a gain of $47 on the sale of several product lines of Amerchol Corporation, a wholly owned subsidiary. 2002 included a gain of $63 on the sale of Oasis Pipe Line Company. 2001 included a gain of $266 on the sale of stock in Schlumberger Ltd.

Other Supplementary Information	2003	2002	2001
Cash payments for interest	$861	$806	$711
Cash payments for income taxes	242	105	278
Provision for doubtful receivables	4	12	39

Sales of Accounts Receivable

Since 1997, the Company has routinely sold, without recourse, a participation in pools of qualifying trade accounts receivable. According to the agreements of the various programs, Dow maintains the servicing of these receivables. As receivables in the pools are collected, new receivables are added. The maximum amount of receivables available for sale in the pools was $1,600 in 2003, $700 in 2002 and $750 in 2001. The average monthly participation in the pools was $889 in 2003, $471 in 2002 and $432 in 2001.

        The net cash flow in any given period represents the discount on sales, which is recorded as interest expense. The average monthly discount was approximately $1.3 in 2003, $0.7 in 2002 and $1.1 in 2001.

Sale of Noncurrent Receivable

During 2003, the Company sold, without recourse, a noncurrent receivable representing the Company's interest in life insurance policies held on a group of employees for $335. The resulting discount from the sale of the Company's interest in these life insurance policies was $29.

Earnings (Loss) Per Share Calculations Shares in millions	2003		2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (Loss) before cumulative effect of changes in accounting principles	$1,739	$1,739	$(405)	$(405)	$(417)	$(417)
Cumulative effect of changes in accounting principles	(9)	(9)	67	67	32	32

Net income (loss) available for common stockholders	$1,730	$1,730	$(338)	$(338)	$(385)	$(385)

Weighted-average common shares outstanding	918.8	918.8	910.5	910.5	901.8	901.8
Add back dilutive effect of stock options and awards (1)	—	7.3	—	—	—	—

Weighted-average common shares for EPS calculations	918.8	926.1	910.5	910.5	901.8	901.8

Earnings (Loss) per common share before cumulative effect of changes in accounting principles	$1.89	$1.88	$(0.44)	$(0.44)	$(0.46)	$(0.46)

Earnings (Loss) per common share	$1.88	$1.87	$(0.37)	$(0.37)	$(0.43)	$(0.43)

(1)
Due to reported net losses in 2002 and 2001, the effect of stock options and awards of 7.0 million shares in 2002 and 11.2 million shares in 2001 was antidilutive and was therefore excluded from the diluted earnings per share calculation.

NOTE J—COMMITMENTS AND CONTINGENT LIABILITIES

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

        The Company is separately named as a defendant in more than 14,000 breast implant product liability cases (consisting of approximately 33,000 claimants), of which approximately 4,000 state cases are the subject of summary judgments in favor of the Company. In these situations, plaintiffs have alleged that the Company should be liable for Dow Corning's alleged torts based on the Company's 50 percent stock ownership in Dow Corning and that the Company should be liable by virtue of alleged "direct participation" by the Company or its agents in Dow Corning's breast implant business. These latter, direct participation claims include counts sounding in strict liability, fraud, aiding and abetting, conspiracy, concert of action and negligence.

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

        On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan, but then issued an Opinion on December 21, 1999, that, in the view of the Proponents and the Shareholders, improperly interpreted or attempted to modify certain provisions of the Joint Plan affecting the resolution of tort claims involving Dow Corning's silicone medical products against various entities, including the Shareholders. Many of the parties in interest, including the Shareholders, filed various motions and appeals seeking, among other things, a clarification of the December 21, 1999 Opinion. These motions and appeals were heard by U.S. District Court Judge Denise Page Hood on April 12 and 13, 2000, and on November 13, 2000, Judge Hood affirmed the Bankruptcy Court's November 30, 1999 Order confirming the Joint Plan and reversed, in part, the Bankruptcy Court's December 21, 1999 Opinion, including that portion of the Opinion the Shareholders had appealed. In turn, various parties in interest appealed Judge Hood's decision to the United States Court of Appeals for the Sixth Circuit, which heard oral arguments in the matter on October 23, 2001. On January 29, 2002, the Sixth Circuit issued its opinion which, among other things, affirmed Judge Hood's determination that claims against various entities, including the Shareholders, may be enjoined where "unusual circumstances" exist, and remanded the case to the District Court for certain factual determinations. On December 11, 2002, Judge Hood found that the release and injunction provisions of the Plan were appropriate based on the factual determination that "unusual circumstances" do exist in this case. The effectiveness of the Joint Plan remains subject to any subsequent appellate action but it is the opinion of the Company's management that it is probable that the Joint Plan will become effective at some point in time in the future, although it is impossible to specify when that will occur.

        As part of the Joint Plan, the Shareholders have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300. The Company's share of the credit facility is $150 and is subject to the terms and conditions stated in the Joint Plan.

        It is the opinion of the Company's management that the possibility is remote that plaintiffs will prevail on the theory that the Company should be liable in the breast implant litigation because of its shareholder relationship with Dow Corning. The Company's management believes that there is no merit to plaintiffs' claims that the Company is liable for alleged defects in Dow Corning's silicone products because of the Company's alleged direct participation in the development of those products. To the extent not previously resolved in state court actions, cases filed against the Company are currently pending in the U. S. District Court for the Eastern District of Michigan as a result of being transferred to that court for resolution in the context of the Joint Plan. Should cases be filed in the future, they will be accorded similar treatment. It is the opinion of the Company's management that the possibility is remote that a resolution of plaintiffs' direct participation claims would have a material adverse impact on the Company's consolidated financial statements.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $394 at December 31, 2002, for environmental remediation and restoration costs, including $43 for the remediation of Superfund sites. At December 31, 2003, the Company had accrued obligations of $381 for environmental remediation and restoration costs, including $40 for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

        The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2003 and 2002:

Accrued Obligations for Environmental Matters	2003	2002
Balance at January 1	$394	$444
Additional accruals	68	52
Charges against reserve	(77)	(108)
Adjustments to reserve	(4)	6

Balance at December 31	$381	$394

        The amounts charged to income on a pretax basis related to environmental remediation totaled $68 in 2003, $52 in 2002 and $47 in 2001. Capital expenditures for environmental protection were $132 in 2003, $147 in 2002 and $179 in 2001.

        On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License to the Company's Midland, Michigan, manufacturing site, which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The operating license required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation, for review and approval by the MDEQ. Scope of Work documents were submitted to the MDEQ and were the subject of public comment. On December 12, 2003, MDEQ provided its formal response to the Company's August 11, 2003 Scope of Work documents in the form a Notice of Deficiency ("Notice") that required the Company respond to the Notice by February 17, 2004. The Company has accrued an obligation of $7 (included in the total accrued obligation of $381 at December 31, 2003) with respect to off-site investigation, based on the investigative work that the Company has proposed and has discussed with MDEQ since the submission of the Scope of Work documents.

        It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

Asbestos-Related Matters of Union Carbide Corporation

Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide's premises, and Union Carbide's responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide's products.

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        Typically, Union Carbide is only one of many named defendants, many of which, including Union Carbide and Amchem, were members of the Center for Claims Resolution ("CCR"), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, Union Carbide and Amchem's strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR's collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. Union Carbide then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

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

        Union Carbide provided ARPC with all relevant data regarding asbestos-related claims filed against Union Carbide and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered ARPC's ability to project future claim volumes and resolution costs, included the following:

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

        Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem, if certain assumptions were made. Specifically, ARPC advised Union Carbide that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against Union Carbide and Amchem are unlikely to return to levels below those experienced prior to 2001—when the recent spike in filings commenced—and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR's cessation of operations. ARPC advised Union Carbide that, by assuming that future filings would be at a level consistent with the levels experienced immediately prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing Union Carbide and Amchem. ARPC also advised Union Carbide that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

        In projecting Union Carbide's resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by Union Carbide and Amchem and multiplied the number of such claims by the mean values paid by Union Carbide and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating Union Carbide's cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims. In each instance, ARPC's projections specifically assumed the following:

  •
  In the near term, the number of future claims to be filed against Union Carbide and Amchem will be at a level consistent with levels experienced immediately prior to 2001.

  •
  The number of future claims to be filed against Union Carbide and Amchem will decline at a fairly constant rate each year from 2003.

  •
  The percentage of claims settled by Union Carbide and Amchem out of the total claims resolved (whether by settlement or dismissal) will be consistent with the percentage for 2001 and 2002.

  •
  The average settlement value for pending and future claims will be equivalent to those experienced during 2001 and 2002.

        As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, Union Carbide determined that the 15-year period through 2017 was the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. Union Carbide concluded that it was probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranged from $2.2 billion to $2.4 billion, which was the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At December 31, 2002, approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

        At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, Union Carbide requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In its response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at this time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remains applicable. Based on Union Carbide's own review of the current asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at this time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states.

        At December 31, 2003, Union Carbide's asbestos-related liability for pending and future claims was $1.9 billion. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact to Union Carbide of $828, $522 on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. At December 31, 2003, Union Carbide's receivable for insurance recoveries related to its asbestos liability was $1.0 billion.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31

	2003	2002
Receivables for defense costs	$94	$77
Receivables for resolution costs	255	142

Total	$349	$219

        Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $94 in 2003, $9 in 2002, and $9 in 2001, and was reflected in "Cost of sales."

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

        Because of the uncertainties described above, Union Carbide's management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide's management believes that it is reasonably possible that the cost of disposing of Union Carbide's asbestos-related claims, including future defense costs, could have a material adverse impact on Union Carbide's results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

        It is the opinion of Dow's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

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

Summary

Except for the possible effect of Union Carbide's asbestos-related liability described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.

Purchase Commitments

The Company has five major agreements (three in 2002 and 2001) for the purchase of ethylene-related products in North America. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $580 in 2003, $293 in 2002 and $221 in 2001.

        At December 31, 2003, the Company had various outstanding commitments for take or pay and throughput agreements, including the purchase agreements referred to above, with terms extending from one to 20 years. Such commitments were at prices not in excess of current market prices. The fixed and determinable portion of obligations under these purchase commitments at December 31, 2003 are presented in the following table:

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2003
2004	$1,358
2005	1,222
2006	1,110
2007	993
2008	903
2009 through expiration of contracts	3,713

Total	$9,299

        In addition to the take or pay obligations at December 31, 2003, the Company had outstanding purchase commitments which ranged from one to 20 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $302. In general, such commitments were at prices not in excess of current market prices.

        At December 31, 2003, the Company was also committed to lease PET manufacturing facilities under construction in Germany.

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

The following table provides a summary of the aggregate terms, maximum future payments and associated liability reflected in the consolidated balance sheet for each type of guarantee:

Guarantees at December 31, 2003	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$888	$2
Residual value guarantees	2015	1,431	—

Total guarantees		$2,319	$2

Guarantees at December 31, 2002	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$928	—
Residual value guarantees	2017	1,694	—

Total guarantees		$2,622	—

NOTE K—NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at December 31

	2003	2002
Notes payable to banks	$242	$442
Notes payable to related companies	13	26
Other notes payable	3	112

Total notes payable	$258	$580

Year-end average interest rates	6.50%	6.42%

Long-Term Debt at December 31

	2003 Average Rate	2003	2002 Average Rate	2002
Promissory notes and debentures:
Final maturity 2003	—	—	6.62%	$523
Final maturity 2004	5.27%	$1,008	5.25%	1,010
Final maturity 2005	7.02%	316	7.00%	308
Final maturity 2006	8.63%	200	8.63%	197
Final maturity 2007	5.09%	522	5.03%	519
Final maturity 2008	5.79%	507	5.75%	500
Final maturity 2009 and thereafter (1)	6.92%	5,659	6.86%	5,692
Foreign bonds:
Final maturity 2003, Euro	—	—	5.00%	157
Final maturity 2006, Japanese yen	0.71%	281	0.71%	251
Other facilities:
U.S. dollar loans—various rates and maturities	2.99%	70	3.35%	61
Foreign currency loans—various rates and maturities	3.85%	98	5.01%	121
Dow ESOP, final maturity 2004	9.42%	15	9.42%	29
Medium-term notes, varying maturities through 2022	6.30%	1,118	6.10%	753
Foreign medium-term notes, final maturity 2006, Euro	5.00%	761	5.00%	633
Foreign medium-term notes, final maturity 2007, Euro	5.63%	657	5.63%	544
Foreign medium-term notes, final maturity 2010, Euro	4.37%	494	—	—
Pollution control/industrial revenue bonds, varying maturities through 2033	4.52%	1,120	3.45%	1,186
Unexpended construction funds	—	(2)	—	(2)
Capital lease obligations	—	89	—	42
Unamortized debt discount	—	(62)	—	(68)
Long-term debt due within one year	—	(1,088)	—	(797)

Total long-term debt	—	$11,763	—	$11,659

(1)
Holders of $250 of debentures due in 2025 may request redemption on June 1, 2005.

Annual Installments on Long-Term Debt for Next Five Years
2004	$1,088
2005	625
2006	1,434
2007	1,340
2008	612

        The Company had unused and committed credit facilities at December 31, 2003, with various U.S. and foreign banks totaling $3.0 billion. These credit facilities require the payment of commitment fees. These facilities include a $1.75 billion 364-day revolving credit facility agreement and a $1.25 billion 5-year revolving credit facility agreement, both of which mature in June 2004. The Company intends to renew these facilities at maturity. Additional unused and uncommitted credit facilities totaling $894 were available for use by foreign subsidiaries. These facilities are available in support of commercial paper borrowings and working capital requirements.

        The Company's outstanding public debt has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations not to allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation or sell or convey all or substantially all of the Company's assets. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

        The Company's primary credit agreements contain covenant and default provisions in addition to the covenants set forth above with respect to the Company's public debt. Significant other covenants and defaults include:

  (a)
  the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the primary credit agreements exceeds $500,

  (b)
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

        At December 31, 2003, the Company was in compliance with all of the covenants and default provisions, referred to above.

NOTE L—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company has defined benefit pension plans which cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Company's funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. In 2004, Dow expects to contribute $37 to its qualified pension plan trust. The Company also has non-qualified supplemental pension plans. Benefit payments to retirees under these plans are expected to be $24 in 2004.

        The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the U.S. plans are provided below:

U.S. Plan Assumptions for Pension Plans
	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.75%	7.00%
Rate of increase in future compensation levels	4.50%	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	—	—	9.00%	9.25%

        All other pension plans used assumptions that are consistent with (but not identical to) those of the U.S. plan. The basis for determining the long-term rate of return is a combination of historical returns and prospective return assumptions derived from a combination of research and industry forecasts.

        The accumulated benefit obligation for all defined benefit pension plans was $12.9 billion at December 31, 2003 and $11.6 billion at December 31, 2002.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
	2003	2002
Projected benefit obligation	$12,176	$11,952
Accumulated benefit obligation	11,778	11,421
Fair value of plan assets	9,733	9,337

        In addition to the U.S. funded plan, U.S. employees are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, France, Spain and the United Kingdom. Contributions charged to income for defined contribution plans were $98 in 2003, $49 in 2002 and $75 in 2001.

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

        The Company funds most of the cost of these health care and life insurance benefits as incurred. In 2004, Dow does not expect to contribute assets to its other postretirement benefits plan trust. Benefit payments to retirees under these plans are expected to be $165 in 2004.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Dow and its subsidiaries sponsor retiree medical programs. The Company expects that this legislation will eventually reduce its costs for some of these programs.

        At this point, the Company's analysis regarding the impact of the legislation is preliminary, as it awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that some of the Company's retiree medical plans may need to be modified in order to qualify for beneficial treatment under the Act.

        Because of various uncertainties related to Dow's response to this legislation and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, the final guidance could require the Company to change previously reported information. This deferral election is permitted under FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

        The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the U.S. plans are provided below:

U.S. Plan Assumptions for Other Postretirement Benefits
	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.75%	7.00%
5-year projected medical cost trend, remaining constant thereafter (1)	6.62 - 6.62%	7.05 - 6.62%	7.05 - 6.62%	7.47 - 6.62%
Expected long-term rate of return on plan assets	—	—	9.00%	9.25%

(1)
Reflects the cap on the Company's portion of health care benefits

        All other postretirement benefit plans used assumptions that are consistent with (but not identical to) those of the U.S. parent company plan. Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2003 by $3 and the net periodic postretirement benefit cost for the year by $2. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2003 by $4 and the net periodic postretirement benefit cost for the year by $2.

Net Periodic Benefit Cost for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$242	$219	$206	$31	$31	$31
Interest cost	773	748	708	134	135	133
Expected return on plan assets	(1,082)	(1,105)	(1,072)	(19)	(21)	(23)
Amortization of prior service cost (credit)	21	20	23	(9)	(36)	(40)
Amortization of unrecognized (gain) loss	13	(20)	(73)	8	11	7
Special termination/curtailment cost (credit) (1)	5	(7)	113	—	(13)	106

Net periodic benefit cost (credit)	$(28)	$(145)	$(95)	$145	$107	$214

(1)
See Note B regarding a special charge for merger-related expenses and restructuring recorded during 2001.

Change in Projected Benefit Obligation, Plan Assets and Funded Status of All Significant Plans

	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligation
	2003	2002	2003	2002
Benefit obligation at beginning of year	$12,097	$11,341	$2,072	$2,035
Service cost	242	219	31	31
Interest cost	773	748	135	135
Plan participants' contributions	10	8	—	—
Amendments	12	28	(79)	(8)
Actuarial changes in assumptions and experience	511	443	129	61
Acquisition/divestiture activity	54	5	—	2
Benefits paid	(737)	(745)	(166)	(167)
Currency impact	484	76	12	(3)
Special termination/curtailment credit	(3)	(26)	—	(14)

Benefit obligation at end of year	$13,443	$12,097	$2,134	$2,072

Change in plan assets
Market value of plan assets at beginning of year	$9,561	$11,424	$261	$266
Actual return on plan assets	2,056	(1,230)	53	(4)
Employer contributions	235	112	—	—
Plan participants' contributions	11	9	29	—
Acquisition/divestiture activity	13	4	—	—
Benefits paid	(737)	(741)	—	—
Special settlement paid	—	(17)	—	—

Market value of plan assets at end of year	$11,139	$9,561	$343	$262

Funded status and net amounts recognized
Plan assets less than benefit obligation	$(2,304)	$(2,536)	$(1,791)	$(1,810)
Unrecognized net transition obligation	2	2	—	—
Unrecognized prior service cost (credit)	115	132	(103)	(33)
Unrecognized net loss	2,800	2,796	245	169

Net amounts recognized in the consolidated balance sheets	$613	$394	$(1,649)	$(1,674)

Net amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(2,090)	$(2,214)	$(1,649)	$(1,674)
Prepaid benefit cost	668	309	—	—
Additional minimum liability—intangible asset	96	124	—	—
Accumulated other comprehensive income—pretax	1,939	2,175	—	—

Net amounts recognized in the consolidated balance sheets	$613	$394	$(1,649)	$(1,674)

        The Company uses a December 31 measurement date for all of its plans.

Plan Assets

Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers. At December 31, 2003, plan assets totaled $11.1 billon and included Company common stock with a value of $376 (3 percent of total plan assets). At December 31, 2002, plan assets totaled $9.6 billion and included Company common stock with a value of $269 (3 percent of total plan assets).

Weighted-Average Allocation of U.S. Plan Assets at December 31
	Defined Benefit Pension Plans and Other Postretirement Benefits
	2003	2002
Equity securities	65%	58%
Debt securities	24%	29%
Real estate	2%	1%
Other	9%	12%

Total	100%	100%

Investment Strategy and Risk Management for Plan Assets

The Company's investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants while minimizing cash contributions from the Company over the life of the plans. This is accomplished by preserving capital through diversification in high-quality investments and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plans.

        The plans are permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset exposure and re-balancing the asset allocation. The plans use value at risk to monitor risk in the portfolios.

        The Company conducted an asset/liability study using the plans' projected total benefit obligation to determine the optimal strategic asset allocation to meet the plans' long-term investment strategy. The study was conducted by the Company's actuary and corroborated with other outside experts. The results of the study and the strategic target asset allocation provided below were presented to and approved by the Finance Committee of the Board of Directors in December 2002.

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation	Range
Equity securities	50%	+/- 15%
Debt securities	30%	+/- 10%
Real estate	5%	+/- 2%
Other	15%	+/- 10%

Total	100%

NOTE M—LEASED PROPERTY AND VARIABLE INTEREST ENTITIES

Leased Property

The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines, and equipment under operating leases. In addition, the Company leases gas turbines at two U.S. locations, aircraft in the United States, ethylene plants in Canada and The Netherlands, a polyethylene plant in The Netherlands, and a pipeline in Germany. At the termination of the leases, the Company has the option to purchase these plants and certain other leased equipment and buildings based on a fair market value determination.

        Rental expenses under operating leases, net of sublease rental income, were $422 for 2003, $447 for 2002 and $469 for 2001.

Minimum Operating Lease Commitments at December 31, 2003
2004	$233
2005	212
2006	162
2007	96
2008	79
2009 and thereafter	523

Total	$1,305

Variable Interest Entities

At the beginning of 2003, Dow had operating leases with nine special purpose entities that were variable interest entities ("VIEs") under FIN No. 46, "Consolidation of Variable Interest Entities." Seven of the VIEs were dissolved during the second quarter of 2003, and the rights and obligations of the dissolved VIEs under the existing lease agreements were assumed by lessors that were not VIEs. Information regarding the remaining two VIEs follows.

        During the second quarter of 2003, Dow terminated its lease of an ethylene facility in The Netherlands with a VIE and entered into a lease with a new owner trust, which is also a VIE. However, Dow is not the primary beneficiary of the owner trust and is, therefore, not required to consolidate the owner trust. Accordingly, there was no impact of adoption of FIN No. 46 relative to this VIE. At December 31, 2003, the facility was valued at $394. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based upon a fair market value determination. At December 31, 2003, Dow had provided to the owner trust a residual value guarantee of $363, which represents Dow's maximum exposure to loss under the lease. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee.

        Dow had an operating lease with an entity that was a VIE under FIN No. 46. The VIE, which was established in 1998, is a foreign company that leased ethylene and polyethylene manufacturing facilities in Argentina. During the fourth quarter of 2003, Dow purchased these manufacturing facilities from the VIE for $533. This asset purchase terminated Dow's relationship with the VIE, therefore there was no impact of adoption of FIN No. 46 at December 31, 2003.

        In addition, in September 2001, Hobbes Capital S.A. ("Hobbes"), a consolidated foreign subsidiary of the Company, issued $500 of preferred securities in the form of equity certificates. The certificates provide a floating rate return (which may be reinvested) based on London Interbank Offered Rate ("LIBOR"), and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates have been classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The preferred return is included in "Minority interests' share in income" in the consolidated statements of income. Reinvested preferred returns are included in "Minority Interest in Subsidiaries" in the consolidated balance sheets. Hobbes is a VIE under FIN No. 46 and the Company is the primary beneficiary of the VIE. Accordingly, upon adoption of FIN No. 46, Hobbes continued to be a consolidated subsidiary.

NOTE N—STOCK COMPENSATION PLANS

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

        Effective January 1, 2003, the Company began expensing stock-based compensation newly issued in 2003 to employees in accordance with the fair value based method of accounting set forth in SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. The Company estimates the fair value of stock options and subscriptions to purchase shares under the ESPP using a binomial option-pricing model. The weighted-average assumptions used to calculate total stock-based compensation expense for 2003 and the pro forma results provided in Note A were as follows:

	2003	2002	2001
Dividend yield	3.9%	4.4%	3.8%
Expected volatility	41.09%	42.75%	46.97%
Risk-free interest rate	2.28%	4.18%	4.72%
Expected life of stock option plans	5 years	7 years	7 years
Expected life of stock purchase plans	0.67 years	0.83 years	0.83 years

Employees' Stock Purchase Plans

On February 13, 2003, the Board of Directors authorized a 10-year Employees' Stock Purchase Plan, which was approved by shareholders at the Company's annual meeting on May 8, 2003. In each of the previous two years, annual Employees' Stock Purchase Plans were authorized only by the Board of Directors. Under each annual offering, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value was determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock was set each year at no less than 85 percent of market price. Approximately half of the eligible employees participated in the annual plans during the last three years. Total compensation expense for the Employees' Stock Purchase Plans was $8 in 2003 and $0 in 2002 and 2001.

Employees' Stock Purchase Plans

	2003		2002		2001
Shares in thousands	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	4,709	$26.95	4,513	$27.45	3,817	$29.52
Granted	4,997	27.05	5,047	26.95	5,399	27.45
Exercised	(3,490)	27.00	(3,406)	27.43	(3,308)	28.99
Forfeited/Expired	(2,906)	26.95	(1,445)	27.38	(1,395)	29.46

Outstanding and exercisable at end of year	3,310	$27.05	4,709	$26.95	4,513	$27.45

Fair value of purchase rights granted during the year		$5.72		$7.73		$13.07

*
Weighted-average per share

Stock Option Plans

Under the 1988 Award and Option Plan, a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. Under the 1994 Non-Employee Directors' Stock Plan, the Company may grant up to 300,000 options to non-employee directors. Under these plans, the terms are fixed at the grant date.

        At December 31, 2003, there were 12,888,224 shares available for grant under the 1988 Plan and 212,000 shares available for grant under the 1994 Non-Employee Directors' Stock Plan.

        Under the 1998 Non-Employee Directors' Stock Plan, the Company could issue up to 600,000 options to non-employee directors. At December 31, 2003, 168,150 options were outstanding. No additional grants will be made under this plan.

        The exercise price of each stock option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Options vest from one to three years. In addition, certain options granted under the 1988 Plan have performance-based vesting provisions. Total compensation expense for stock option plans was $20 in 2003, $0 in 2002 and $(35) in 2001. In 2001, management revised its previous assessment that it was probable that certain contingent performance goals would be achieved prior to the expiration of grants issued in 1998 and 1999, resulting in the reversal of compensation expense of $35 previously recognized in 1999.

        The following table summarizes the stock option activity:

Stock Options

	2003		2002		2001
Shares in thousands	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	70,966	$29.28	67,476	$28.30	65,208	$26.90
Granted	9,431	27.40	8,214	30.43	6,893	33.65
Exercised	(11,748)	23.20	(4,373)	17.30	(4,172)	16.47
Forfeited/Expired	(1,689)	23.20	(351)	17.30	(453)	16.47

Outstanding at end of year	66,960	$30.24	70,966	$29.28	67,476	$28.30

Exercisable at end of year	49,313	$30.57	53,356	$28.91	49,578	$26.24

Fair value of options granted during the year		$7.95		$10.65		$13.65

*
Weighted-average per share

Stock Options at December 31, 2003

Shares in thousands	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Shares	Remaining Contractual Life*	Exercise Price*	Shares	Exercise Price*
$17.00 to $20.00	1,442	0.92 years	$17.76	1,442	$17.76
20.01 to 25.00	2,210	0.84 years	22.43	2,210	22.43
25.01 to 30.00	24,187	6.22 years	27.15	14,870	27.00
30.01 to 35.00	26,586	6.34 years	31.49	18,312	31.53
35.01 to 43.00	12,535	6.11 years	36.35	12,479	36.35

Total $17.00 to $43.00	66,960	5.95 years	$30.24	49,313	$30.57

*
Weighted-average per share

        Under the 1988 Plan, the Company grants deferred stock to certain employees. Under the 1994 Executive Performance Plan, the Company may grant up to 300,000 deferred shares of common stock to executive officers of the Company. The grants vest either after a designated period of time, generally two to five years, or when the Company attains specified financial targets. The Company recognizes the expense for deferred stock grants over the vesting period of the grants.

Shares in thousands	2003	2002	2001
Deferred stock compensation expense	$24	$16	$15
Deferred shares outstanding	3,041	3,028	3,690

        Under the 2003 Non-Employee Directors' Stock Incentive Plan, a plan approved by stockholders, the Company may grant up to 1,500,000 shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. During 2003, 14,850 shares of restricted stock, with a weighted-average fair value of $33.95 per share, had been issued under this plan. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

NOTE O—LIMITED PARTNERSHIP

In early 1998, a subsidiary of the Company purchased the 20 percent limited partner interests of outside investors in a consolidated subsidiary, Chemtech Royalty Associates L.P., for a fair value of $210 in accordance with wind-up provisions in the partnership agreement. The limited partnership was renamed Chemtech II L.P. ("Chemtech II"). In June 1998, the Company contributed assets with an aggregate fair value of $783 (through a wholly owned subsidiary) to Chemtech II and an outside investor acquired a limited partner interest in Chemtech II totaling 20 percent in exchange for $200. In September 2000, the Company contributed additional assets with an aggregate fair value of $18 (through a wholly owned subsidiary) to Chemtech II.

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

        The outside investor in Chemtech II receives a cumulative annual priority return on its investment and participates in residual earnings. The partnership agreement was renegotiated in June 2003, resulting in a new cumulative annual priority return of $8. Chemtech II will not terminate unless a termination or liquidation event occurs. The outside investor may cause such an event to occur in the year 2008. Upon wind-up, liquidation or termination, the partners' capital accounts will be redeemed at current fair values.

        For financial reporting purposes, the assets (other than intercompany loans, which are eliminated), liabilities, results of operations and cash flows of the partnership and subsidiaries are included in the Company's consolidated financial statements, and the outside investor's limited partner interest is included in "Minority Interest in Subsidiaries" in the consolidated balance sheets.

NOTE P—PREFERRED SECURITIES OF SUBSIDIARIES

The following transactions were entered into for the purpose of providing diversified sources of funds to the Company.

        In July 1999, Tornado Finance V.O.F., a consolidated foreign subsidiary of the Company, issued $500 of preferred securities in the form of preferred partnership units. The units provide a distribution of 7.965 percent, may be redeemed in 2009 or thereafter, and may be called at any time by the subsidiary. The preferred partnership units are classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The distributions are included in "Minority interests' share in income" in the consolidated statements of income.

        In September 2001, Hobbes Capital S.A., a consolidated foreign subsidiary of the Company, issued $500 of preferred securities in the form of equity certificates. The certificates provide a floating rate return (which may be reinvested) based on London Interbank Offered Rate ("LIBOR"), and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates are classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The preferred return is included in "Minority interests' share in income" in the consolidated statements of income. Reinvested preferred returns are included in "Minority Interest in Subsidiaries" in the consolidated balance sheets.

NOTE Q—STOCKHOLDERS' EQUITY

The number of treasury shares purchased by the Company was 182,012 in 2003, 186,653 in 2002 and 117,997 in 2001.

        The number of treasury shares issued to employees under the Company's option and purchase programs was 15.0 million in 2003, 8.0 million in 2002 and 7.9 million in 2001.

        Gross undistributed earnings of nonconsolidated affiliates included in retained earnings were $463 in 2003, $250 in 2002 and $165 in 2001.

        There are no significant restrictions limiting the Company's ability to pay dividends.

Reserved Treasury Stock at December 31

Shares in millions	2003	2002	2001
Stock option and deferred stock plans	50.6	64.0	72.0
Employees' stock purchase plans	3.3	4.7	4.5

Total shares reserved	53.9	68.7	76.5

NOTE R—EMPLOYEE STOCK OWNERSHIP PLANS AND REDEEMABLE PREFERRED STOCK

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

        In 1989, the Dow ESOP borrowed $138 at a 9.42 percent interest rate with a final maturity in 2004 and used the proceeds to purchase convertible preferred stock from the Company. The preferred stock was redeemable in whole or in part at the Company's option any time after January 1, 2000, at $86.125 per share (before the June 2000 3-for-1 stock split) plus an amount equal to all accrued and unpaid dividends. On February 9, 2000, the Company exercised its option to redeem the preferred stock. On that same date, the trustee of the ESOP elected to convert the preferred stock into common stock at a ratio of 1:1.

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

        Accounting for the plans has followed the principles that were in effect for the respective plans when they were established. Expense associated with the ESOP was $6 in 2003, $6 in 2002 and $5 in 2001. At December 31, 2003, 18.8 million common shares held by the ESOP were outstanding, 15.0 million of which were allocated to participants' accounts. During 2003, 2.2 million ESOP shares were allocated to participants' accounts.

        Since the conversion of the preferred stock, the Company's guarantee of the Dow ESOP's borrowings is reported as "Long-Term Debt" and, combined with the receivable from the UCC ESOP, as "Unearned ESOP shares" in the consolidated balance sheets as a reduction of "Stockholders' Equity."

NOTE S—INCOME TAXES

Operating loss carryforwards at December 31, 2003 amounted to $4,299 compared with $4,825 at the end of 2002. Of the operating loss carryforwards, $634 is subject to expiration in the years 2004 through 2008. The remaining balances expire in years beyond 2008 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2003 amounted to $419, of which $110 is subject to expiration in the years 2004 through 2008. The remaining tax credit carryforwards expire in years beyond 2008.

        Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $5,339 at December 31, 2003, $6,056 at December 31, 2002 and $5,202 at December 31, 2001. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

        At December 31, 2003, the Company had valuation allowances of $263, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in Argentina, Brazil and Italy. At December 31, 2002, the Company had valuation allowances of $645, which were primarily related to Buna Sow Leuna Olefinverbund ("BSL") and to foreign tax credits to be used in the United States. BSL's valuation allowance reduced its deferred tax asset in recognition of the uncertainty regarding full realization of the tax benefit. The deferred tax asset was a result of tax net operating losses during the five-year reconstruction period at BSL and the excess of the tax basis over the GAAP basis of its fixed assets.

        During 2002, the valuation allowance increased by $350, primarily due to an increase in the required valuation allowance for U.S. foreign tax credits of $114 and the recording of valuation allowances against tax loss carryforwards in Argentina and Brazil of $192. The $382 reduction in the valuation allowance during 2003 was largely attributable to a decrease in the required valuation allowance in Germany of $340 (BSL) and in the United States of $114 (foreign tax credits).

        In 2003, after the impact of 2003 German tax law changes was known and evaluated, the Company made the decision to merge BSL and Dow Deutschland Holding GmbH & Co. KGaA, forming Dow Olefinverbund GmbH. The formal merger filing was completed in August 2003; the merger was confirmed and recorded in December 2003. Due to the implementation of a new legal structure in Europe in 2002, Dow Olefinverbund GmbH now operates as a contract manufacturing company for other Dow companies, thereby ensuring a more predictable taxable income stream.

        In the fourth quarter of 2003, the Company substantially completed the evaluation of a further consolidation of the German operations. After considering the effects of all of its tax planning strategies, the Company determined that it was more likely than not that Dow would utilize the German tax loss carryforwards and that the valuation allowance established previously was no longer required; therefore, the valuation allowance recorded in Dow Olefinverbund GmbH of $340 was reversed.

        In addition, due to improved taxable income in the United States in 2003, particularly in the fourth quarter, in combination with the execution of new tax planning strategies, the Company now expects to be able to utilize foreign tax credits that might have otherwise expired unused. As a result, the valuation allowance of $114 related to foreign tax credits was no longer required and was reversed.

        The Company's tax rate for 2003 was lower than originally anticipated due to strong financial performance by a number of joint ventures and favorable U.S. tax effects related to the implementation of tax planning strategies on foreign tax credits. As a result, Dow's reported tax rate for the full year, excluding the tax benefits of $454 related to the reversal of tax valuation allowances, was 21 percent.

Domestic and Foreign Components of Income (Loss)
before Income Taxes and Minority Interests

	2003	2002	2001
Domestic	$546	$(828)	$(1,214)
Foreign	1,205	206	601

Total	$1,751	$(622)	$(613)

Reconciliation to U.S. Statutory Rate

	2003	2002	2001
Taxes at U.S. statutory rate	$613	$(218)	$(215)
Amortization of nondeductible intangibles	—	—	37
Equity earnings effect	(56)	19	(10)
Foreign rates other than 35% (1)	(382)	101	32
U.S. tax effect of foreign earnings and dividends (2)	(187)	(61)	2
U.S. business and R&D credits	(77)	(143)	(45)
Other—net	7	22	(29)

Total tax credit	$(82)	$(280)	$(228)

Effective tax rate	(4.7)%	45.0%	37.2%

(1)
Includes the effect of changes in valuation allowances for foreign entities.
(2)
Includes the effect of changes in the valuation allowance for U.S. foreign tax credits.

Provision (Credit) for Income Taxes

	2003			2002			2001
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$148	$(256)	$(108)	$(119)	$(367)	$(486)	$(111)	$(354)	$(465)
State and local	40	(34)	6	24	(5)	19	31	(24)	7
Foreign	108	(88)	20	126	61	187	243	(13)	230

Total	$296	$(378)	$(82)	$31	$(311)	$(280)	$163	$(391)	$(228)

Deferred Tax Balances at December 31

	2003		2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$357	$(2,022)	$386	$(2,033)
Tax loss and credit carryforwards	1,772	—	2,421	—
Postretirement benefit obligations	1,535	(431)	1,558	(321)
Other accruals and reserves	1,811	(188)	865	(56)
Inventory	126	(16)	105	(69)
Long-term debt	741	(500)	545	(258)
Investments	425	(1)	265	(1)
Other—net	258	(158)	163	(64)

Subtotal	$7,025	$(3,316)	$6,308	$(2,802)
Valuation allowance	(263)	—	(645)	—

Total	$6,762	$(3,316)	$5,663	$(2,802)

NOTE T—OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Dow is a diversified, worldwide manufacturer and supplier of more than 3,500 products. The Company's products are used primarily as raw materials in the manufacture of customer products and services. The Company serves the following industries: appliance; automotive; agricultural; building and construction; chemical processing; electronics; furniture; housewares; oil and gas; packaging; paints, coatings and adhesives; personal care; pharmaceutical; processed foods; pulp and paper; textile and carpet; utilities; and water treatment.

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

        Unallocated and Other contains the reconciliation between the totals for the reportable segments and the Company's totals. It also represents the operating segments that do not meet the quantitative threshold for determining reportable segments, research and other expenses related to new business development activities, and other corporate items not allocated to the operating segments. New business development activities include advanced materials for electronics, industrial biotechnology and new developments with a focus on identifying and pursuing emerging commercial and technology opportunities.

        Transfers between operating segments are generally valued at cost. Transfers of products to the Agricultural Sciences segment from the other segments, however, are generally valued at market-based prices. The revenues generated by these transfers were immaterial in 2002 and 2001. The revenues generated by these transfers in 2003 are provided in the following table.

Operating Segment Information

	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Chemicals	Hydrocarbons and Energy	Unallocated and Other	Total
2003
Sales to external customers	$7,770	$5,552	$3,008	$7,760	$4,369	$3,820	$353	$32,632
Intersegment revenues	16	32	—	—	44	—	(92)	—
Equity in earnings (losses) of nonconsolidated affiliates	69	22	(7)	35	149	76	(22)	322
EBIT (1)	701	682	441	662	334	6	(339)	2,487
Total assets	7,812	5,488	3,702	7,390	4,054	2,120	11,325	41,891
Investments in nonconsolidated affiliates	289	77	24	741	273	271	203	1,878
Depreciation and amortization	454	367	121	473	384	96	8	1,903
Capital expenditures	326	148	49	132	226	213	6	1,100

2002
Sales to external customers	$7,095	$5,130	$2,717	$6,476	$3,361	$2,435	$395	$27,609
Equity in earnings (losses) of nonconsolidated affiliates	—	—	(5)	18	44	23	(40)	40
Merger-related expenses and restructuring and asbestos- related charge (2)	—	—	5	20	13	44	1,026	1,108
EBIT (1)	612	650	154	151	(78)	96	(1,499)	86
Total assets	7,534	5,467	3,980	6,856	3,751	1,813	10,161	39,562
Investments in nonconsolidated affiliates	264	83	37	743	174	205	59	1,565
Depreciation and amortization	426	360	125	481	327	92	14	1,825
Capital expenditures	485	240	71	171	407	242	7	1,623

2001
Sales to external customers	$7,321	$5,081	$2,612	$6,452	$3,552	$2,511	$546	$28,075
Equity in earnings (losses) of nonconsolidated affiliates	(13)	(2)	(5)	15	45	25	(36)	29
IPR&D and merger-related expenses and restructuring (2)	—	—	69	—	—	—	1,487	1,556
EBIT (1)	643	611	104	125	111	(22)	(1,537)	35
Total assets	7,297	5,283	4,242	6,857	3,527	1,513	6,796	35,515
Investments in nonconsolidated affiliates	316	47	55	625	119	236	183	1,581
Depreciation and amortization	415	342	183	516	286	58	15	1,815
Capital expenditures	381	268	119	218	493	103	5	1,587

(1)
The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interest) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items related to the business and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income (Loss) Available for Common Stockholders" is provided below:

	2003	2002	2001
EBIT	$2,487	$86	$35
Interest income	92	66	85
Interest expense and amortization of debt discount	828	774	733
Credit for income taxes	(82)	(280)	(228)
Minority interests' share in income	94	63	32
Cumulative effect of changes in accounting principles	(9)	67	32

Net Income (Loss) Available for Common Stockholders	$1,730	$(338)	$(385)

(2)
See Note B for a discussion of purchased in-process research and development ("IPR&D"), and merger-related expenses and restructuring. See Note J for additional information regarding the asbestos-related charge in 2002.

        The Company ceased amortizing goodwill upon adoption of SFAS No. 142 on January 1, 2002 (see Notes A and F). Total goodwill amortization expense, including equity method goodwill, impacting EBIT in 2001 is provided below by operating segment:

2001
Performance Plastics	$32
Performance Chemicals	28
Agricultural Sciences	72
Plastics	13
Hydrocarbons and Energy	4
Unallocated and Other	(8)

Total	$141

        The Company operates 180 manufacturing sites in 37 countries. The United States is home to 59 of these sites, representing 52 percent of the Company's long-lived assets. Sales are attributed to geographic areas based on customer location. Long-lived assets are attributed to geographic areas based on asset location.

Geographic Area Information

	United States	Europe	Rest of World	Total
2003
Sales to external customers	$12,813	$11,351	$8,468	$32,632
Long-lived assets (1)	7,416	3,918	2,883	14,217

2002
Sales to external customers	$11,259	$9,209	$7,141	$27,609
Long-lived assets (2)	7,846	3,430	2,521	13,797

2001
Sales to external customers	$11,995	$8,891	$7,189	$28,075
Long-lived assets	8,032	2,904	2,643	13,579

(1)
At December 31, 2003, long-lived assets in Germany represented approximately 12 percent of the total; long-lived assets in Canada represented approximately 8 percent of the total.

(2)
At December 31, 2002, long-lived assets in Germany represented approximately 11 percent of the total; long-lived assets in Canada represented approximately 9 percent of the total.

The Dow Chemical Company and Subsidiaries
Quarterly Statistics

In millions, except per share amounts (Unaudited)
2003	1st	2nd	3rd	4th	Year
Net sales	$8,081	$8,242	$7,977	$8,332	$32,632
Cost of sales	7,163	6,970	6,861	7,183	28,177
Tax benefits related to reversal of tax valuation allowances	—	—	—	454	454
Income before cumulative effect of change in accounting principle	85	393	332	929	1,739
Cumulative effect of change in accounting principle	(9)	—	—	—	(9)
Net income available for common stockholders	76	393	332	929	1,730
Earnings before cumulative effect of change in accounting principle per common share—basic	0.09	0.43	0.36	1.01	1.89
Earnings per common share—basic	0.08	0.43	0.36	1.01	1.88
Earnings before cumulative effect of change in accounting principle per common share—diluted	0.09	0.43	0.36	0.99	1.88
Earnings per common share—diluted	0.08	0.43	0.36	0.99	1.87
Common stock dividends declared per share of Dow common stock	0.335	0.335	0.335	0.335	1.34
Market price range of common stock: (1)
High	31.15	32.64	35.30	42.00	42.00
Low	25.16	27.79	30.52	33.30	25.16

2002	1st	2nd	3rd	4th	Year
Net sales	$6,305	$7,259	$7,084	$6,961	$27,609
Cost of sales	5,355	6,031	6,049	6,345	23,780
Merger-related expenses and restructuring and asbestos- related charge	13	10	32	1,053	1,108
Income (Loss) before cumulative effect of changes in accounting principles	38	238	128	(809)	(405)
Cumulative effect of changes in accounting principles	67	—	—	—	67
Net income (loss) available for common stockholders	105	238	128	(809)	(338)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—basic	0.04	0.26	0.14	(0.89)	(0.44)
Earnings (Loss) per common share—basic	0.12	0.26	0.14	(0.89)	(0.37)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share—diluted	0.04	0.26	0.14	(0.89)	(0.44)
Earnings (Loss) per common share—diluted	0.11	0.26	0.14	(0.89)	(0.37)
Common stock dividends declared per share of Dow common stock	0.335	0.335	0.335	0.335	1.34
Market price range of common stock: (1)
High	37.00	34.59	34.73	32.21	37.00
Low	23.66	29.71	24.80	24.10	23.66

(1)
Composite price as reported by the New York Stock Exchange.

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 2003 with the Independent Auditors.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b); and whether any change has occurred in the Company's internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings; and that no change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Dow Chemical Company and Subsidiaries
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors, including identification of the Audit Committee's financial expert(s), and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2004, and is incorporated herein by reference. See also the information concerning executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

        On July 10, 2003, the Board of Directors of the Company adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. Such code is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of the common stock as of March 1, 2004, by each Director and all Directors and officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 13, 2004, and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 13, 2004, and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2004, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no such reportable relationships or related transactions in 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to fees and services related to the Company's independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee's pre-approval policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2004, and are incorporated herein by reference.

The Dow Chemical Company and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)   The following documents are filed as part of this report:

    1.
    The Company's 2003 Consolidated Financial Statements and the Independent Auditors' Reports are included in Part II, Item 8. Financial Statements and Supplementary Data.

    2.
    Financial Statement Schedules—The following Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and the Independent Auditors' Consent and Report On Financial Statement Schedule included in Exhibit 23(a):

        Schedule II Valuation and Qualifying Accounts

      Schedules other than the one listed above are omitted due to the absence of conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

    3.
    Exhibits—See the Exhibit Index on pages 102-104 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K and for exhibits incorporated by reference. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
10(p)	A copy of The Dow Chemical Company Elective Deferral Plan as amended and restated as of December 10, 2003.
10(s)	A copy of The Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance, Employee-Paid Life Insurance, and Dependent Life Insurance, amended and restated on January 26, 2004, for the Plan Year beginning January 1, 2004.
10(t)	A copy of The Summary Plan Description for The Dow Chemical Company Retiree Company Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on January 26, 2004, for the Plan Year beginning January 1, 2004.
14	A copy of Code of Ethics for Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
21	Subsidiaries of The Dow Chemical Company.
23(a)	Independent Auditors' Consent and Report On Financial Statement Schedule.
23(b)	Analysis, Research & Planning Corporation's Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company's principal executive offices.

        (b)   Reports on Form 8-K:

    On October 23, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on October 23, 2003, announcing the third quarter of 2003 earnings for the Company.

    On November 3, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on November 3, 2003, announcing the election of Jeff M. Fettig to Dow's Board of Directors.

    On November 11, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on November 11, 2003, announcing the election of Andrew N. Liveris as President and Chief Operating Officer. The release also announced that William S. Stavropoulos would continue to serve as Chairman of the Board and Chief Executive Officer.

    On January 29, 2004, the Company filed a Current Report on Form 8-K that included a press release issued on January 29, 2004, announcing the fourth quarter of 2003 earnings for the Company.

    On February 13, 2004, the Company filed a Current Report on Form 8-K that included a press release issued on February 13, 2004, announcing the election of Andrew N. Liveris to Dow's Board of Directors.

SCHEDULE II

The Dow Chemical Company and Subsidiaries
Valuation and Qualifying Accounts

(In millions) For the Years Ended December 31
COLUMN A Description	COLUMN B Balance at Beginning of Year	COLUMN C Additions to Reserves	COLUMN D Deductions from Reserves		COLUMN E Balance at End of Year
2003
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$127	$21	$30	(a)	$118
Other investments and noncurrent receivables	329	6	12		323

2002
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$123	$42	$38	(a)	$127
Other investments and noncurrent receivables	317	30	18		329

2001
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$103	$55	$35	(a)	$123
Other investments and noncurrent receivables	308	28	19		317

		2003	2002	2001
(a)	Deductions represent:
	Notes and accounts receivable written off	$14	$14	$18
	Credits to profit and loss	7	14	3
	Miscellaneous other	9	10	14

		$30	$38	$35

The Dow Chemical Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2004.

THE DOW CHEMICAL COMPANY
By:	/s/ F. H. BROD F. H. Brod, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 20th day of February, 2004 by the following persons in the capacities indicated:

/s/ A. A. ALLEMANG A. A. Allemang, Director and Executive Vice President	/s/ B. H. FRANKLIN B. H. Franklin, Director
/s/ J. K. BARTON J. K. Barton, Director	/s/ A. N. LIVERIS A. N. Liveris, Director, President and Chief Operating Officer
/s/ F. H. BROD F. H. Brod, Vice President and Controller	/s/ K. R. MCKENNON K. R. McKennon, Director
/s/ A. J. CARBONE A. J. Carbone, Director and Vice Chairman of the Board	/s/ J. P. REINHARD J. P. Reinhard, Director, Executive Vice President and Chief Financial Officer
/s/ J. M. COOK J. M. Cook, Director	/s/ J. M. RINGLER J. M. Ringler, Director
/s/ J. C. DANFORTH J. C. Danforth, Director	/s/ H. T. SHAPIRO H. T. Shapiro, Presiding Director
/s/ W. D. DAVIS W. D. Davis, Director	/s/ W. S. STAVROPOULOS W. S. Stavropoulos, Chairman of the Board and Chief Executive Officer
/s/ J. M. FETTIG J. M. Fettig, Director	/s/ P. G. STERN P. G. Stern, Director

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
2	Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition Sub Inc., incorporated by reference to Annex A to the proxy statement/prospectus included in The Dow Chemical Company's Registration Statement on Form S-4, File No. 333-88443, filed October 5, 1999.
3(i)
The Restated Certificate of Incorporation of The Dow Chemical Company as filed with the Secretary of State of the State of Delaware on June 1, 2000, incorporated by reference to Exhibit 3(i) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2000.
3(ii)
The Bylaws of The Dow Chemical Company, as amended and re-adopted in full on April 10, 2003, effective March 21, 2003, incorporated by reference to Exhibit 3(ii) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
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
10(a)
The Dow Chemical Company Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992; as amended and restated effective January 1, 2003, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
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
10(g)	Intentionally left blank.
10(h)
The Dow Chemical Company 1994 Executive Performance Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 6, 2004.
10(i)
The Dow Chemical Company 1994 Non-Employee Directors' Stock Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1994.
10(j)
A written description of the one-time grant of shares of the common stock of The Dow Chemical Company to new non-employee Directors, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2004.
10(k)
A written description of the 1998 Non-Employee Directors' Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998.
10(l)
A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2004.
10(m)
A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2004.
10(n)
A resolution adopted by the Board of Directors of The Dow Chemical Company on May 5, 1971, and most recently amended on July 9, 1998, describing the employee compensation program for decelerating Directors, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1998; as amended, re-adopted in full and restated on March 21, 2003, incorporated by reference to Exhibit 10(n) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10(o)
The template used for The Dow Chemical Company Key Employee Insurance Program ("KEIP"), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executive Supplemental Retirement Plan and Company-Paid Life Insurance Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002. KEIP is a component of the annual pension benefits listed in and incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2004.

10(p)	A copy of The Dow Chemical Company Elective Deferral Plan as amended and restated as of December 10, 2003.
10(q)
An employment agreement with Richard L. Manetta, Dow Corporate Vice President and General Counsel, incorporated by reference to Exhibit 10(q) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2001.
10(r)
A severance agreement with Michael D. Parker, former President and Chief Executive Officer, incorporated by reference to Exhibit 10(r) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002.
10(s)
A copy of The Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance, Employee-Paid Life Insurance, and Dependent Life Insurance, amended and restated on January 26, 2004, for the Plan Year beginning January 1, 2004.
10(t)
A copy of The Summary Plan Description for The Dow Chemical Company Retiree Company Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on January 26, 2004, for the Plan Year beginning January 1, 2004.
10(u)
2003 Non-Employee Directors' Stock Incentive Plan, incorporated by reference to Appendix C to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 8, 2003.
14	A copy of Code of Ethics for Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
21	Subsidiaries of The Dow Chemical Company.
23(a)	Independent Auditors' Consent and Report On Financial Statement Schedule.
23(b)	Analysis, Research & Planning Corporation's Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company appear in this report:

  AFFINITY, AMPLIFY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, CALIBRE, COMBOTHERM, CONTINUUM, COVELLE, D.E.H., D.E.N., D.E.R., DERAKANE, DERAKANE MOMENTUM, DOW, DOW XLA, DOWEX, DOWEX QCAT, DOWFAX, DOWFLAKE, DOWLEX, DOWPER, DOWTHERM, DRYTECH, ELITE, EMERGE, THE ENHANCER, ENVISION, ETHAFOAM, EQUIFOAM, ETHOCEL, INCLOSIA, IMMOTUS, INSITE, INSPIRE, INTEGRAL, ISONATE, ISOPLAST, LAMDEX, LIFESPAN, LIQUIDOW, MAGNUM, MAXICHECK, MAXISTAB, METHOCEL, OPTICITE, OPTIM, PAPI, PELADOW, PELLETHANE, PREVAIL, PRIMACOR, PROCITE, PULSE, QBIS, QUASH, QUESTRA, RETAIN, SAFE-TAINER, SARAN, SARANEX, SPECFLEX, SPECTRIM, STRANDFOAM, STYROFOAM, STYROFOAM WEATHERMATE PLUS, STYRON, STYRON A-TECH, SYNERGY, SYNTEGRA, TANKLITE, TRENCHCOAT, TRYCITE, TRYMER, TYRIL, VERSENE, VORACOR, VORACTIV, VORALAST, VORALUX, VORANATE, VORANOL, VORASTAR, ZETABON

The following trademarks or service marks of Dow AgroSciences LLC appear in this report:

  CLINCHER, DITHANE, DURSBAN, FORTRESS, GALLANT, GARLON, GLYPHOMAX, GRANDSTAND, HERCULEX I, KEYSTONE, LONTREL, LORSBAN, MUSTANG, NATREON, PROFUME, SENTRICON, STARANE, STINGER, TELONE, TORDON, TRACER NATURALYTE, VIKANE, WIDESTRIKE

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

The following trademark of Hampshire Chemical Corp. appears in this report: DAXAD

The following trademark of INEOS plc appears in this report: GAS/SPEC

The following trademark of Mycogen Corporation appears in this report: MYCOGEN

The following trademark of PhytoGen Seed Company, LLC appears in this report: PHYTOGEN

The following trademarks or service marks of Union Carbide Corporation or its subsidiaries appear in this report:

  CARBOWAX, CELLOSIZE, CYRACURE, FLEXOMER, LP OXO, METEOR, NEOCAR, POLYOX, POLYPHOBE, REDI-LINK, SHAC, SI-LINK, TERGITOL, TONE, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

QuickLinks

The Dow Chemical Company and Subsidiaries PART I, Item 3. Legal Proceedings
The Dow Chemical Company and Subsidiaries PART I, Item 4. Submission of Matters to a Vote of Security Holders
The Dow Chemical Company and Subsidiaries PART II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
The Dow Chemical Company and Subsidiaries PART II, Item 6. Selected Financial Data
The Dow Chemical Company and Subsidiaries PART II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2003 Financial Report
The Dow Chemical Company and Subsidiaries Consolidated Statements of Income
The Dow Chemical Company and Subsidiaries Consolidated Balance Sheets
The Dow Chemical Company and Subsidiaries Consolidated Balance Sheets
The Dow Chemical Company and Subsidiaries Consolidated Statements of Cash Flows
The Dow Chemical Company and Subsidiaries Consolidated Statements of Stockholders' Equity
The Dow Chemical Company and Subsidiaries Consolidated Statements of Comprehensive Income
The Dow Chemical Company and Subsidiaries Notes to the Consolidated Financial Statements
The Dow Chemical Company and Subsidiaries Quarterly Statistics
The Dow Chemical Company and Subsidiaries PART II
The Dow Chemical Company and Subsidiaries PART III
The Dow Chemical Company and Subsidiaries PART IV
The Dow Chemical Company and Subsidiaries Valuation and Qualifying Accounts
The Dow Chemical Company and Subsidiaries Signatures
The Dow Chemical Company and Subsidiaries Exhibit Index
The Dow Chemical Company and Subsidiaries Trademark Listing