Form 10-Q
period 2004-03-31
DOW CHEMICAL CO /DE/
filed 2004-05-04
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Class	Outstanding at March 31, 2004
Common Stock, par value $2.50 per share	936,175,652 shares

The Dow Chemical Company
Table of Contents

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	March 31, 2004	March 31, 2003
Net Sales	$9,309	$8,081

Cost of sales	7,907	7,163
Research and development expenses	251	237
Selling, general and administrative expenses	363	355
Amortization of intangibles	29	15
Equity in earnings of nonconsolidated affiliates	140	39
Sundry income (expense)—net	(28)	(6)
Interest income	18	20
Interest expense and amortization of debt discount	186	215

Income before Income Taxes and Minority Interests	703	149

Provision for income taxes	204	47
Minority interests' share in income	30	17

Income before Cumulative Effect of Change in Accounting Principle	469	85

Cumulative effect of change in accounting principle	—	(9)

Net Income Available for Common Stockholders	$469	$76

Share Data
Earnings before cumulative effect of change in accounting principle per common share—basic	$0.50	$0.09
Earnings per common share—basic	$0.50	$0.08
Earnings before cumulative effect of change in accounting principle per common share—diluted	$0.50	$0.09
Earnings per common share—diluted	$0.50	$0.08
Common stock dividends declared per share of common stock	$0.335	$0.335
Weighted-average common shares outstanding—basic	931.7	914.6
Weighted-average common shares outstanding—diluted	943.2	917.7

Depreciation	$462	$433

Capital Expenditures	$201	$223

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2004	Dec. 31, 2003
Assets
Current Assets
Cash and cash equivalents	$1,926	$2,392
Marketable securities and interest-bearing deposits	47	42
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2004: $124; 2003: $118)	4,200	3,574
Other	2,180	2,246
Inventories	4,325	4,050
Deferred income tax assets—current	554	698

Total current assets	13,232	13,002

Investments
Investment in nonconsolidated affiliates	1,906	1,878
Other investments	2,013	1,971
Noncurrent receivables	195	230

Total investments	4,114	4,079

Property
Property	40,783	40,812
Less accumulated depreciation	26,847	26,595

Net property	13,936	14,217

Other Assets
Goodwill	3,213	3,226
Other intangible assets (net of accumulated amortization—2004: $424; 2003: $406)	585	579
Deferred income tax assets—noncurrent	4,200	4,113
Asbestos-related insurance receivables—noncurrent	1,117	1,176
Deferred charges and other assets	1,485	1,499

Total other assets	10,600	10,593

Total Assets	$41,882	$41,891

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$221	$258
Long-term debt due within one year	1,084	1,088
Accounts payable:
Trade	3,112	2,843
Other	2,112	2,041
Income taxes payable	249	212
Deferred income tax liabilities—current	252	241
Dividends payable	317	331
Accrued and other current liabilities	2,200	2,520

Total current liabilities	9,547	9,534

Long-Term Debt	11,799	11,763

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,135	1,124
Pension and other postretirement benefits—noncurrent	3,545	3,572
Asbestos-related liabilities—noncurrent	1,739	1,791
Other noncurrent obligations	3,245	3,556

Total other noncurrent liabilities	9,664	10,043

Minority Interest in Subsidiaries	393	376

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	33	8
Unearned ESOP shares	(30)	(30)
Retained earnings	10,149	9,994
Accumulated other comprehensive loss	(1,629)	(1,491)
Treasury stock at cost	(1,497)	(1,759)

Net stockholders' equity	9,479	9,175

Total Liabilities and Stockholders' Equity	$41,882	$41,891

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

		Three Months Ended
In millions (Unaudited)		March 31, 2004	March 31, 2003
Operating Activities	Income before cumulative effect of change in accounting principles	$469	$85
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	514	470
	Provision (Credit) for deferred income tax	47	(36)
	Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	(14)	15
	Minority interests' share in income	30	17
	Net gain on sales of investments	(6)	(2)
	Net (gain) loss on sales of property and businesses	(5)	7
	Other net (gain) loss	52	(42)
	Tax benefit—nonqualified stock option exercises	33	7
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	(667)	(116)
	Inventories	(239)	(24)
	Accounts payable	391	131
	Noncurrent receivables	35	11
	Other assets and liabilities	(545)	298

	Cash provided by operating activities	95	821

Investing Activities	Capital expenditures	(201)	(223)
	Proceeds from sales of property and businesses	9	14
	Acquisition of business	(149)	—
	Investments in consolidated companies	—	(65)
	Investments in nonconsolidated affiliates	(24)	(29)
	Purchases of investments	(469)	(408)
	Proceeds from sales and maturities of investments	436	379

	Cash used in investing activities	(398)	(332)

Financing Activities	Changes in short-term notes payable	(49)	131
	Payments on long-term debt	(10)	(156)
	Proceeds from issuance of long-term debt	—	280
	Purchases of treasury stock	(7)	(3)
	Proceeds from sales of common stock	235	28
	Distributions to minority interests	(22)	(27)
	Dividends paid to stockholders	(310)	(306)

	Cash used in financing activities	(163)	(53)

Effect of Exchange Rate Changes on Cash		—	11

Summary	Increase (Decrease) in cash and cash equivalents	(466)	447
	Cash and cash equivalents at beginning of year	2,392	1,484

	Cash and cash equivalents at end of period	$1,926	$1,931

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	March 31, 2004	March 31, 2003
Net Income Available for Common Stockholders	$469	$76

Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	10	(7)
Translation adjustments	(142)	105
Minimum pension liability adjustments	1	(3)
Net losses on cash flow hedging derivative instruments	(7)	(16)

Total other comprehensive income (loss)	(138)	79

Comprehensive Income	$331	$155

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A—CONSOLIDATED FINANCIAL STATEMENTS

        The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries ("Dow" or the "Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

        In accordance with SFAS No. 143, the Company has recognized asset retirement obligations related to demolition and remediation activities at manufacturing sites in the United States, Germany, France and The Netherlands. In addition, the Company has recognized obligations related to capping activities at landfill sites in the United States, Canada, Italy and Brazil. The aggregate carrying amount of asset retirement obligations recognized by the Company was $48 million at March 31, 2004 and $46 million at December 31, 2003. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

        In the first quarter of 2003, Dow adopted the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for new grants of equity instruments (which include stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan) to employees. As required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the following table provides pro forma results as if the fair value based method had been applied to all outstanding and unvested awards in each period presented:

	Three Months Ended
In millions	March 31, 2004	March 31, 2003
Net income, as reported	$469	$76
Add: Stock-based compensation expense included in reported net income, net of tax	23	3
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(27)	(19)

Pro forma net income	$465	$60

Earnings per share (in dollars):
Basic—as reported	$0.50	$0.08
Basic—pro forma	0.50	0.07
Diluted—as reported	0.50	0.08
Diluted—pro forma	0.49	0.07

        In December 2003, the FASB issued revised FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," which replaced FIN No. 46 issued in January 2003. Revised FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company adopted the original FIN No. 46 during 2003. The application of revised FIN No. 46 did not have an impact on the Company's consolidated financial statements. The Company's disclosures related to variable interest entities can be found in Note M to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. See Note G for the Company's interim disclosures regarding pension plans and other postretirement benefits.

        In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The Company has elected to defer financial recognition of this legislation. See Note G for additional information.

        In March 2004, the FASB ratified consensuses reached by the Emerging Issues Task Force ("EITF") with respect to EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Certain qualitative and quantitative disclosures for SFAS 115 securities were effective for fiscal years ending after December 15, 2003. Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004. The Company has determined that its practices are substantially consistent with the application guidance of EITF Issue No. 03-1; therefore, adoption of EITF Issue No. 03-1 is expected to have an immaterial impact on the Company's consolidated financial statements.

        In March 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 03-16, "Accounting for Investments in Limited Liability Companies." According to EITF Issue No. 03-16, a limited liability company ("LLC") that maintains a "specific ownership account" for each investor should be viewed similar to a limited partnership for determining whether a noncontrolling investment in an LLC should be accounted for using the cost or equity method. The consensus applies to all investment in LLCs (except those required to be accounted for as debt securities) and is effective for reporting periods beginning after June 15, 2004. The Company is currently assessing the impact of adopting EITF Issue No. 03-16.

NOTE C—IMPAIRMENT OF LONG-LIVED ASSETS

        In the first quarter of 2003, certain studies to determine potential actions relative to non-strategic and under-performing assets were completed and management made decisions regarding the disposition of certain assets. These decisions resulted in the write-off of the net book value of several manufacturing facilities totaling $37 million (the largest of which was $16 million recorded in "Cost of sales" in the Hydrocarbons and Energy segment associated with the impairment of Union Carbide Corporation's ("Union Carbide") Seadrift, Texas, ethylene cracker, which was shut down in the third quarter of 2003), the impairment of Union Carbide's chemical transport vessel (sold in the second quarter of 2003) of $11 million recorded in "Sundry income (expense)—net" in Unallocated and Other, and the write-off of cancelled capital projects totaling $12 million recorded in "Cost of sales" and reflected in Unallocated and Other.

        In the first quarter of 2004, Dow continued to evaluate non-strategic and under-performing assets, and management made decisions regarding the disposition of certain of the Company's assets. These decisions resulted in charges totaling $39 million. The two largest items were: a manufacturing facility for the production of polyols and propylene glycol in Priolo, Italy, and a manufacturing facility for the production of HAMPOSYL surfactants in Nashua, New Hampshire. On April 1, 2004, the Company announced the permanent closure of the Priolo plant; therefore, in the first quarter of 2004, the net book value of $22 million was written down, with a charge to "Cost of sales" in the Performance Plastics segment. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants (manufactured by Hampshire Chemical Corp., a wholly owned subsidiary of the Company). The manufacturing facility for this line of business is expected to be closed in the third quarter of 2004; the plant will subsequently be demolished. As a result, in the first quarter of 2004, the Company wrote down the net book value of $9 million against "Cost of sales" in the Performance Chemicals segment. See Note E regarding the write-off of goodwill associated with this line of business.

NOTE D—INVENTORIES

        The following table provides a breakdown of inventories at March 31, 2004 and December 31, 2003:

Inventories In millions	March 31, 2004	Dec. 31, 2003
Finished goods	$2,546	$2,396
Work in process	898	837
Raw materials	432	373
Supplies	449	444

Total inventories	$4,325	$4,050

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $393 million at March 31, 2004 and $330 million at December 31, 2003.

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table shows changes in the carrying amount of goodwill for the three months ended March 31, 2004, by operating segment:

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at December 31, 2003	$913	$781	$1,320	$149	$63	$3,226

Goodwill write-off:
Hampshire surfactants business	—	(13)	—	—	—	(13)

Goodwill at March 31, 2004	$913	$768	$1,320	$149	$63	$3,213

        The Specialty Chemicals business has experienced a significant decline in sales of HAMPOSYL surfactants (manufactured by Hampshire Chemical Corp., a wholly owned subsidiary of the Company). The Company's efforts to reach an acceptable agreement to sell this line of business were unsuccessful. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants. The production site for this line of business is expected to be closed in the third quarter of 2004; the plant will subsequently be demolished. As a result, in the first quarter of 2004, the Company wrote off goodwill of $13 million associated with this line of business in the Performance Chemicals segment.

        The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets

	At March 31, 2004			At December 31, 2003
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$287	$(114)	$173	$264	$(107)	$157
Patents	153	(84)	69	153	(81)	72
Software	321	(161)	160	315	(153)	162
Trademarks	141	(28)	113	142	(27)	115
Other	107	(37)	70	111	(38)	73

Total	$1,009	$(424)	$585	$985	$(406)	$579

        The following table provides a summary of acquisitions of intangible assets during the quarter ended March 31, 2004:

Acquisitions of Intangible Assets in 2004

In millions	Acquisition Cost	Weighted-average Amortization Period
Intangible assets with finite lives:
Licenses and intellectual property	$26	5.2 years
Software	4	5.0 years

Total	$30	5.1 years

        Amortization expense for other intangible assets (not including software) was $16 million in the first quarter of 2004, compared with $15 million in the same period last year. Amortization expense for software, which is included in "Cost of sales," totaled $8 million in the first quarter of 2004 and $6 million in the first quarter of 2003. Total estimated amortization expense for 2004 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2004	$94
2005	86
2006	81
2007	72
2008	60
2009	35

NOTE F—COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

Breast Implant Matters

        The following disclosure should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        On May 15, 1995, Dow Corning Corporation ("Dow Corning"), in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the Bankruptcy Code to resolve litigation related to Dow Corning's breast implant and other silicone medical products. As a consequence of that action and prior charges taken by Dow Corning, the Company fully reserved its investment in Dow Corning and reserved its 50 percent share of equity earnings through the third quarter of 2000 (see Note G to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

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

        On November 30, 1999, the Bankruptcy Court issued an Order confirming the Joint Plan. On November 13, 2000, U.S. District Court Judge Denise Page Hood affirmed the Bankruptcy Court's November 30, 1999 Order confirming the Joint Plan. On January 29, 2002, the United States Court of Appeals for the Sixth Circuit issued its opinion which, among other things, affirmed Judge Hood's previous determination that claims against various entities, including the Shareholders, may be enjoined where "unusual circumstances" exist, and remanded the case to the District Court for certain factual determinations. On December 11, 2002, Judge Hood found that the release and injunction provisions of the Plan were appropriate based on the factual determination that "unusual circumstances" do exist in this case. On March 24, 2004, the Sixth Circuit dismissed all remaining appeals related to the confirmation of the Joint Plan. On April 2, 2004, Judge Hood set June 1, 2004 as the effective date of the Joint Plan.

        As part of the Joint Plan, the Shareholders have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company's share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan.

        To the extent not previously resolved in state court actions, cases filed against the Company are currently pending in the U. S. District Court for the Eastern District of Michigan as a result of being transferred to that court for resolution in the context of the Joint Plan. Should cases be filed in the future, they will be accorded similar treatment. It is the opinion of the Company's management that the possibility is remote that a resolution of plaintiffs' claims would have a material adverse impact on the Company's consolidated financial statements.

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

Environmental Matters

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $381 million at December 31, 2003, for environmental remediation and restoration costs, including $40 million for the remediation of Superfund sites. At March 31, 2004, the Company had accrued obligations of $381 million for environmental remediation and restoration costs, including $37 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

        On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License to the Company's Midland, Michigan, manufacturing site, which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The operating license required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation, for review and approval by the MDEQ. Scope of Work documents were submitted to the MDEQ and were the subject of public comment. On December 12, 2003, MDEQ provided its formal response to the Company's August 11, 2003 Scope of Work documents in the form a Notice of Deficiency ("Notice") that required the Company respond to the Notice by February 17, 2004. The Company submitted revised Scope of Work documents on February 17, 2004. The Company has accrued an obligation of $7 million (included in the total accrued obligation of $381 million at March 31, 2004) with respect to off-site investigation, based on the investigative work that the Company has proposed and has discussed with MDEQ since the submission of the Scope of Work documents.

        It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

Asbestos-Related Matters of Union Carbide Corporation

        The following disclosure should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first quarter of 2004. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        At the end of 2001 and through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem in the future due to a number of reasons. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem if the following assumptions were made:

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

        Based on the resulting study completed by ARPC in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

        At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, Union Carbide requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In its response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at that time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed in the first quarter of 2004 also exceeded the number of claims assumed to be filed in the ARPC study. However, based on Union Carbide's review of 2004 activity, Union Carbide determined that no change to the accrual was required at March 31, 2004.

        Union Carbide's asbestos-related liability for pending and future claims was $1.8 billion at March 31, 2004 and $1.9 billion at December 31, 2003. At March 31, 2004, approximately 34 percent of the recorded liability related to pending claims and approximately 66 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $957 million at March 31, 2004 and $1.0 billion at December 31, 2003.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2004	December 31, 2003
Receivables for defense costs	$93	$94
Receivables for resolution costs	292	255

Total	$385	$349

        Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the first quarter of 2004 and $30 million in the first quarter of 2003, and was reflected in "Cost of sales."

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

Other Litigation Matters

        The U.S., Canadian and European competition authorities have initiated separate investigations into alleged anticompetitive behavior by certain participants in the synthetic rubber industry. DuPont Dow Elastomers L.L.C. ("DDE"), a 50:50 joint venture with E.I. du Pont de Nemours and Company ("DuPont"), and certain subsidiaries of the Company (but as to the investigation in Europe only) have responded, or are in the process of responding, to requests for documents and are otherwise cooperating in the investigations. Separately, related civil actions have been filed in various U.S. federal and state courts. Certain of these actions have named the Company. Although these investigations and related litigation are still at an early stage, based on the current status, DDE is expected to record a pre-tax charge of approximately $150 million. In that regard, on April 8, 2004, DuPont issued a press release stating that DuPont and the Company had entered into a series of agreements that, among other things: enables DuPont to direct DDE's response to these investigations and related litigation; results in DuPont funding 100 percent of any potential DDE liabilities and costs up to $150 million, with DuPont also funding more than 75 percent of the excess, if any; and grants the Company the option to acquire certain DDE assets in a cashless transaction which, if exercised, would obligate DuPont to acquire the Company's remaining equity interest in DDE.

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

Purchase Commitments

        At December 31, 2003, the Company had five major agreements for the purchase of ethylene-related products in North America. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $580 million in 2003. On January 1, 2004, seven additional agreements for the purchase of ethylene-related products in North America became effective. On January 1, 2005, another agreement for the purchase of ethylene-related products in North America will become effective. The Company's commitments associated with all of these agreements are included in the table below.

        At December 31, 2003, the Company had various outstanding commitments for take or pay and throughput agreements, including the purchase agreements referred to above, with terms extending from one to 20 years. Such commitments were at prices not in excess of current market prices. The fixed and determinable portion of obligations under these purchase commitments at December 31, 2003 is presented in the table below.

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2003 In millions
2004	$1,358
2005	1,222
2006	1,110
2007	993
2008	903
2009 through expiration of contracts	3,713

Total	$9,299

        In addition to the take or pay obligations at December 31, 2003, the Company had outstanding purchase commitments which ranged from one to 20 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $302 million. In general, such commitments were at prices not in excess of current market prices.

        At December 31, 2003, the Company was also committed to lease PET manufacturing facilities under construction in Germany.

        In the first quarter of 2004, the Company entered into a throughput agreement for the right to use a liquefied natural gas terminal in North America. The fixed and determinable portion of the obligation requires payments of $70 million per year for 20 years beginning in 2007. In addition, in the first quarter of 2004, the Company entered into an agreement for the purchase of power in North America which requires payments of $56 million in 2006, $54 million in 2007 and $35 million in 2008.

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

        The following tables provide a summary of the aggregate terms, maximum future payments and associated liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2004

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$808	$45
Residual value guarantees	2015	1,444	—

Total		$2,252	$45

Guarantees at December 31, 2003

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$888	$48
Residual value guarantees	2015	1,431	—

Total		$2,319	$48

NOTE G—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans

	Defined Benefit Pension Plans Three Months Ended		Other Postretirement Benefits Three Months Ended
In millions	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Service cost	$66	$61	$6	$8
Interest cost	200	193	33	34
Expected return on plan assets	(269)	(271)	(6)	(5)
Amortization of prior service cost (credit)	6	5	(3)	(2)
Amortization of net loss	7	3	2	2
Special termination/curtailment cost	—	1	—	—

Net periodic benefit cost (credit)	$10	$(8)	$32	$37

Employer Contributions

Pension Plans

        The Company has defined benefit pension plans which cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Company's funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. As previously disclosed in the Company's financial statements for the year ended December 31, 2003, Dow expects to contribute $37 million to its U.S. qualified pension plan trust in 2004. No contributions were made in the first quarter of 2004. The Company also has non-qualified supplemental pension plans. As previously disclosed, benefit payments to retirees under these plans are expected to be $24 million in 2004. In the first quarter of 2004, benefit payments of $4 million were made.

Other Postretirement Benefits

        The Company provides certain health care and life insurance benefits to retired employees. The U.S. plan covering the parent company is the largest plan. The plan provides health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. For employees hired before January 1, 1993, the plan provides benefits supplemental to Medicare when retirees are eligible for these benefits. The Company and the retiree share the cost of these benefits, with the Company portion increasing as the retiree has increased years of credited service. There is a cap on the Company portion. These benefits are subject to change at any time.

        The Company funds most of the cost of these health care and life insurance benefits as incurred. Dow previously disclosed in its financial statements for the year ended December 31, 2003, that it does not expect to contribute assets to its U.S. other postretirement benefits plan trust in 2004. Consistent with that expectation, no contributions were made in the first quarter of 2004. As previously disclosed, benefit payments to retirees under these plans are expected to be $165 million in 2004. In the first quarter of 2004, benefit payments of $62 million were made.

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

NOTE H—OPERATING SEGMENTS AND GEOGRAPHIC AREAS

	Three Months Ended
In millions	March 31, 2004	March 31, 2003
Operating segment sales
Performance Plastics	$2,164	$1,847
Performance Chemicals	1,576	1,371
Agricultural Sciences	924	768
Plastics	2,234	1,974
Chemicals	1,276	1,049
Hydrocarbons and Energy	1,059	959
Unallocated and Other	76	113

Total	$9,309	$8,081

Operating segment EBIT (1)
Performance Plastics	$191	$136
Performance Chemicals	142	122
Agricultural Sciences	231	130
Plastics	307	137
Chemicals	173	34
Hydrocarbons and Energy	(1)	(21)
Unallocated and Other	(172)	(194)

Total	$871	$344

Geographic area sales
United States	$3,471	$3,103
Europe	3,448	2,997
Rest of World	2,390	1,981

Total	$9,309	$8,081

(1)
The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income Available for Common Stockholders" is provided below:

	Three Months Ended
In millions	March 31, 2004	March 31, 2003
EBIT	$871	$344
Interest income	18	20
Interest expense and amortization of debt discount	186	215
Provision for income taxes	204	47
Minority interests' share in income	30	17
Cumulative effect of change in accounting principle	—	(9)

Net Income Available for Common Stockholders	$469	$76

        Transfers of products between operating segments are generally valued at cost. Transfers of products to the Agricultural Sciences segment from the other segments, however, are generally valued at market-based prices. The revenues generated by these transfers were immaterial in the first quarters of 2004 and 2003.

        In the first quarter of 2004, the Company made changes in its internal organizational structure. While this reorganization did not result in a change to Dow's operating segments, several of the businesses within the operating segments were renamed. The Corporate Profile included below reflects these changes:

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

  PERFORMANCE PLASTICS

  Applications: automotive interiors, exteriors, chassis/power train and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • footwear • home and office furnishings: kitchen appliances, power tools, floor care products, mattresses, carpeting, flooring, furniture padding, office furniture • information technology equipment and consumer electronics • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications

    Building and Construction business manufactures and markets an extensive line of insulation and cushion packaging foam solutions. The Building and Construction business has been the recognized leader in extruded polystyrene insulation marketed with the STYROFOAM brand for more than 50 years and offers an extensive line of science based insulation solutions. The business also manufactures foam solutions for a wide range of applications including cushion packaging, electronics protection, material handling and defense packaging.

    •
    Products: ENVISION custom foam laminates; ETHAFOAM polyethylene foam; EQUIFOAM comfort products; IMMOTUS acoustic panels; LAMDEX polyolefin foam; PROPEL polypropylene foam; QUASH sound management foam; SARAN vapor retarder film and tape; STYROFOAM brand products (including extruded polystyrene, STYROFOAM WEATHERMATE PLUS housewraps and all-purpose tape); SYNERGY soft touch foam; TRYMER polyisocyanurate foam

    Dow Automotive business delivers innovative solutions for automotive interior, exterior, chassis/power train and body engineered systems applications. As a leading global supplier of resins, engineering plastic materials, fluids, adhesives, sealants, epoxy dampers, structural bonding and reinforcement products, and thermal and acoustical management solutions, Dow Automotive has been recognized for its automotive components and systems. The business also provides research and development, design expertise and advanced engineering.

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

    •
    Products: Acetone; Acrylic monomers; Allyl chloride; Bisphenol A; D.E.H. epoxy catalyst resins; D.E.N. epoxy novolac resins; D.E.R. epoxy resins (liquids, solids and solutions); Epichlorohydrin; Epoxy acrylates; OPTIM glycerine; Phenol; UV specialty epoxies

    Polyurethanes and Thermoset Systems business is a leading global producer of polyurethane raw materials and thermoset systems. Differentiated by its ability to globally supply a high-quality, consistent and complete product range, this business emphasizes both existing and new business developments while facilitating customer success with a global market and technology network.

    •
    Products: DERAKANE and DERAKANE MOMENTUM epoxy vinyl ester resins; THE ENHANCER and LIFESPAN carpet backings; FROTH-PAK polyurethane spray foam; GREAT STUFF polyurethane foam sealant; INSTA-STIK roof insulation adhesive; ISONATE pure and modified methylene diphenyl diisocyanate (MDI); PAPI polymeric MDI; Propylene glycol; Propylene oxide; SPECFLEX copolymer polyols; SYNTEGRA waterborne polyurethane dispersions; TILE BOND roof tile adhesive; VORACOR, VORALAST, VORALUX and VORASTAR polyurethane systems; VORANATE toluene diisocyanate (TDI); VORANOL and VORANOL VORACTIV polyether and copolymer polyols; WOODSTALK fiberboard products

    Technology Licensing and Catalyst business includes licensing and supply of related catalysts for the UNIPOL polypropylene process, the METEOR process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO process for oxo alcohols, and the QBIS bisphenol A process. Licensing of the UNIPOL polyethylene process and related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture co-owned by Union Carbide. The business also includes UOP LLC, a 50:50 joint venture co-owned by Union Carbide, which supplies process technology, catalysts, molecular sieves and adsorbents to the petroleum refining, petrochemical and gas processing industries.

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

    •
    Products: REDI-LINK polyethylene; SI-LINK crosslinkable polyethylene; UNIGARD high-performance flame-retardant compounds; UNIGARD reduced emissions flame-retardant compounds; UNIPURGE purging compounds; Wire and cable insulation and jacketing compounds; ZETABON coated metal cable armor

    The Performance Plastics segment also includes an extensive line of specialty plastic films.

  PERFORMANCE CHEMICALS

  Applications: agricultural and pharmaceutical products and processing • building materials • chemical processing and intermediates • food processing and ingredients • household products • paints, coatings, inks, adhesives, lubricants • personal care products • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

    Acrylics and Oxide Derivatives business is the world's largest supplier of glycol ethers and amines, and produces an array of products serving a diverse set of market applications, including coatings, household and personal care products, gas treating and agricultural products.

    •
    Products: Acrolein derivatives; Acrylic acid/Acrylic esters; Alkyl alkanolamines; DRYTECH superabsorbent polymers; Ethanolamines; Ethylene oxide- and propylene oxide-based glycol ethers; Ethyleneamines; Isopropanolamines

    Dow Latex business is the world's largest supplier of synthetic latex. Within Dow Latex, Emulsion Polymers is the most globally diverse of the styrene-butadiene latex suppliers, and the largest supplier of latex for coating paper and paperboard used in magazines, catalogues and food packaging. UCAR Emulsion Systems is a leading global supplier of water-based emulsions used as key components in decorative and industrial paints, adhesives, textile products, and construction products such as caulks and sealants.

    •
    Products: Acrylic latex; Butadiene-vinylidene latex; NEOCAR branched vinyl ester latexes; POLYPHOBE rheology modifiers; Polystyrene latex; Styrene-acrylate latex; Styrene-butadiene latex; UCAR all-acrylic, styrene-acrylic and vinyl-acrylic latexes

    Specialty Chemicals provides products used as functional ingredients or processing aids in the manufacture of a diverse range of products. Applications include agricultural and pharmaceutical products and processing, building and construction, chemical processing and intermediates, food processing and ingredients, household products, coatings, pulp and paper manufacturing, and transportation. Dow Haltermann Custom Processing provides contract and custom manufacturing services to other specialty chemical and agricultural chemical producers.

    •
    Products: CARBOWAX polyethylene glycols and methoxypolyethylene glycols; Diphenyloxide; DOW polypropylene glycols; DOWFAX, TERGITOL and TRITON surfactants; DOWTHERM, SYLTHERM and UCARTHERM heat transfer fluids; UCAR deicing fluids; UCON fluids; VERSENE chelating agents; Fine and specialty chemicals from the Dow Haltermann Custom Processing business; Test and reference fuels, printing ink distillates, pure hydrocarbons and esters, and derivatives from Haltermann Products, a wholly owned subsidiary of Dow

    Specialty Polymers business provides a diverse portfolio of multi-functional ingredients and polymers for numerous markets and applications. Within Specialty Polymers, Liquid Separations uses several technologies to separate dissolved minerals and organics from water, making purer water for human and industrial uses. Specialty Polymers businesses also market a range of products that enhance the physical and sensory properties of end-use products in a wide range of applications including food, pharmaceuticals, oilfield, paints and coatings, personal care, and building and construction.

    •
    Products: Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company; Biocides; CELLOSIZE hydroxyethyl cellulose; DOWEX ion exchange resins; ETHOCEL ethylcellulose resins; FILMTEC membranes; METHOCEL cellulose ethers; POLYOX water-soluble resins; products for hair/skin care from Amerchol Corporation, a wholly owned subsidiary of Dow

    The Performance Chemicals segment also includes peroxymeric chemicals, solution vinyl resins and other specialty chemicals, as well as contract manufacturing services for the pharmaceutical industry.

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

    •
    Products: STYRON A-TECH advanced technology polystyrene resins; STYRON general purpose polystyrene resins; STYRON high-impact polystyrene resins; STYRON ignition-resistant polystyrene resins

    The Plastics segment also includes polybutadiene rubber, polyethylene terephthalate (PET), purified terephthalic acid (PTA), styrene-butadiene rubber, several specialty resins and DuPont Dow Elastomers, a co-owned 50:50 joint venture.

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

    •
    Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

    Dow Ventures includes Advanced Electronic Materials, Industrial Biotechnology, Pharmaceutical Technologies, and Growth Platforms, which focuses on identifying and pursuing new commercial opportunities.

    The results of Dow Ventures; Venture Capital; the Company's insurance operations and environmental operations; as well as Cargill Dow LLC and Dow Corning Corporation, both of which are Dow co-owned 50:50 joint ventures, are included in Unallocated and Other.

The Dow Chemical Company and Subsidiaries
PART I, Item 2.    Management's Discussion and Analysis of Financial Condition
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

RESULTS OF OPERATIONS

OVERVIEW

        In the first quarter of 2004, feedstock and energy costs remained high and volatile. In an effort to further improve Dow's earnings and financial position, the Company's management and employees continued to focus on the steps outlined in Dow's 2003 Action Plan (announced in January 2003). For 2004, a new action plan was adopted that is specifically focused on: price/volume management; building on productivity improvements achieved in 2003; continued discipline in capital spending, targeting total spending of $1.3 billion in 2004; additional shutdown of non-competitive assets; and further divestitures of non-strategic assets. Progress was made in these areas in the first quarter. Dow's results showed broad-based improvements across all business segments and geographic areas. The results for the quarter included increased sales—with strong volume and favorable price momentum—good control on expenses and higher operating rates, which combined to more than offset historically high feedstock and energy costs, resulting in significantly improved earnings for the quarter. In addition, capital spending was lower in the first quarter and remains on track to achieve the Company's 2004 goal, and the Company took action on non-competitive, under-performing assets. Dow's results for the first quarter of 2004 are discussed further in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Data

	Three Months Ended
In millions, except per share amounts	March 31, 2004	March 31, 2003
Sales	$9,309	$8,081
Cost of sales	7,907	7,163
% of sales	85%	89%
Research and development, and selling, general and administrative expenses	614	592
% of sales	7%	7%
Effective tax rate	29.0%	31.5%
Net income available for common stockholders	$469	$76
Earnings per common share—basic	$0.50	$0.08
Earnings per common share—diluted	$0.50	$0.08
Operating rate percentage	89%	79%

        Net sales for the first quarter of 2004 were $9.3 billion, up 15 percent from $8.1 billion in the first quarter of last year. Prices improved 8 percent, due to the continuing increase in feedstock and energy costs and the favorable impact of currency on sales in Europe, while volume grew 7 percent (see Sales Volume and Price table on page 28). Compared with last year, prices were up in all geographic areas and all operating segments, with the most significant increases in the basics businesses. Volume growth was also broad-based, with improvement in all operating segments and across all geographic areas. Volume was especially strong in Asia Pacific and Latin America, and in the performance segments.

        Gross margin for the first quarter of 2004 was $1.4 billion, compared with $918 million in the first quarter of last year. Gross margin improved as higher selling prices of approximately $650 million (including the favorable impact of currency in Europe), as well as volume growth and the impact of improved operating rates, more than offset an increase of approximately $100 million in feedstock and energy costs and the negative impact of currency on costs.

        The Company's global plant operating rate for its chemicals and plastics businesses was 89 percent in the first quarter of 2004, compared with 79 percent in the first quarter of 2003. Operating rates continued to improve as the Company increased run rates to support growing demand, a reflection of improved economic conditions around the world.

        Personnel count was 46,021 at March 31, 2004, compared with 46,372 at December 31, 2003 and 48,912 at March 31, 2003. Headcount continued to decline as the Company remained focused on the steps outlined in the action plan.

        Operating expenses (research and development, and selling, general and administrative expenses) were $614 million in the first quarter of 2004, up $22 million or 4 percent, from $592 million in the first quarter of last year. Research and development expenses were up $14 million due to spending on growth initiatives and the start-up of two pilot plants. Selling, general and administrative expenses were up $8 million. Compared with last year, an increase in selling, promotional and advertising expenses was partially offset by a decline in administrative expenses. The unfavorable impact of currency on expenses in Europe contributed to the increase in operating expenses in the first quarter of this year.

        Amortization of intangibles was $29 million in the first quarter of 2004, up from $15 million in the first quarter of last year, due to the write-off of goodwill associated with the Company's manufacturing facility in Nashua, New Hampshire, that produces HAMPOSYL surfactants. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants. The production site for this line of business is expected to be closed in the third quarter of 2004; the plant will subsequently be demolished. As a result, in the first quarter of 2004, the Company wrote off goodwill of $13 million associated with this line of business in the Performance Chemicals segment. See Notes C and E to the Consolidated Financial Statements for additional information.

        Dow's share of the earnings of nonconsolidated affiliates was $140 million in the first quarter of 2004, compared with $39 million in the same quarter last year. Equity earnings increased primarily due to stronger results from the OPTIMAL Group ("OPTIMAL"), EQUATE Petrochemical Company K.S.C. ("EQUATE"), and UOP LLC. Dow Corning Corporation ("Dow Corning"), DuPont Dow Elastomers L.L.C. and Compania Mega S.A. also reported improved results.

        Sundry income (expense) includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) for the first quarter of 2004 was net expense of $28 million compared with net expense of $6 million in the first quarter of 2003. Net expense was higher than last year principally due to a loss of approximately $30 million on the sale of assets recorded in the first quarter of 2004.

        Net interest expense (interest expense less capitalized interest and interest income) was $168 million in the first quarter of 2004, down from $195 million in the first quarter of last year. Compared with last year, net interest expense declined primarily due to lower interest rates and a reduction in total debt.

        The effective tax rate for the first quarter was 29.0 percent, versus 31.5 percent for the first quarter of 2003. The effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. In 2004, stronger earnings were reported by a number of the Company's joint ventures, and since most of the earnings from these companies are taxed at the joint venture level, the impact of higher equity earnings reduced Dow's overall effective tax rate for the first quarter.

        Net income for the first quarter of 2004 was $469 million or $0.50 per share, compared with $76 million or $0.08 per share for the first quarter of 2003. Last year, net income for the first quarter was reduced by an after-tax charge of $9 million related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" (reflected in "Cumulative effect of change in accounting principle").

SEGMENT RESULTS

        The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the business and excludes items that principally apply to the Company as a whole.

        In the first quarter of 2004, the Company made changes in its internal organizational structure. While this reorganization did not result in a change to Dow's operating segments, several of the businesses within the operating segments were renamed. The Corporate Profile included in Note H to the Consolidated Financial Statements reflects these changes. See Note H for additional information regarding the Company's operating segments.

PERFORMANCE PLASTICS

        Performance Plastics sales were $2,164 million for the first quarter of 2004, up 17 percent from $1,847 million in the first quarter of 2003. Volume grew 11 percent from last year, with improvement in all of the segment's businesses, while prices increased 6 percent, principally due to the favorable impact of currency in Europe. EBIT for the segment was $191 million in the first quarter, up from $136 million in the same period of last year, as the impact of higher selling prices and increased volume more than offset higher raw material costs.

        Building and Construction sales for the first quarter of 2004 were up 19 percent from a year ago as the global building industry showed continued resilience with strong off-season demand in North America, Japan and parts of Europe. Volume improved 10 percent, driven by high OSB (oriented strand board) pricing in North America, which caused builders to consider foam alternatives in residential construction. Prices were up 9 percent, primarily due to the strengthening of the Euro. EBIT improved versus the same quarter of 2003 as a result of price improvement and increased sales volume.

        Dow Automotive sales for the first quarter of 2004 were up 14 percent from the same quarter of last year. Prices rose 7 percent, favorably impacted by the strengthening Euro. In addition, price increases were successfully implemented to offset increases in feedstock costs. Compared with the first quarter of last year, volume improved 7 percent as sales to Dow's existing customer base grew due to continued solid product performance from glass and plastic bonding and body engineered systems. EBIT for the business improved from last year due to higher selling prices and volume growth.

        Engineering Plastics sales for the quarter were up 5 percent versus the first quarter of 2003, due to a 3 percent increase in prices and a 2 percent improvement in volume. While prices were favorably impacted by the strengthening Euro, local prices were under intense competitive pressure. Volume increased due to higher demand within the appliance and construction industries. EBIT for the first quarter of 2004 improved due to higher selling prices, volume growth and improved operating rates.

        Sales of Epoxy Products and Intermediates for the first quarter were up 18 percent from last year, as volume grew 12 percent and prices rose 6 percent. Demand was strong in all geographic areas, reflecting improvement in economic conditions. Demand was especially strong for epoxy coatings, with double-digit growth in Europe versus the first quarter of 2003. Price increases were broad-based, with increases reported in all geographic areas, except Latin America. Compared with last year, EBIT improved due to higher prices and increased volume.

        Polyurethanes and Thermoset Systems sales for the quarter were up 21 percent from the first quarter of 2003. Volume increased 14 percent, with strong demand in the appliance and construction industries for polyols and methylene diphenyl diisocyanate ("MDI"). Demand for propylene glycol ("PG") was also strong across a number of applications. Price increases for PG, polyols and MDI, coupled with the favorable impact of currency, drove prices up 7 percent. Operating rates for toluene diisocyanate ("TDI") declined in the first quarter due to excess industry capacity, dampening any price momentum within this product line. EBIT improved as increased volume and price more than offset the impact of increased raw material costs. EBIT in the first quarter of 2004 was negatively impacted by the write-down of the net book value ($22 million) of the Company's polyols production facility in Priolo, Italy, following Dow's decision to shut the facility down.

        Wire and Cable sales for the first quarter were up 13 percent from last year, due to volume growth of 7 percent and an increase in prices of 6 percent. Volume continued to improve due to increased demand within the telecommunication cable industry.

PERFORMANCE CHEMICALS

        Performance Chemicals sales for the first quarter of 2004 were $1,576 million, up 15 percent from $1,371 million last year, due to volume growth of 8 percent and increased prices of 7 percent, including the favorable impact of currency in Europe. EBIT for the first quarter was $142 million, up from $122 million in the first quarter of 2003. Compared with last year, EBIT improved due to higher selling prices, higher volume, improved equity earnings, lower feedstock costs, improved operating rates and a continued focus on productivity improvements.

        Acrylics and Oxide Derivatives sales for the quarter were up 38 percent from the first quarter of 2003, due to volume growth of 26 percent and a 12 percent increase in prices, including the favorable impact of currency in Europe. Volume increased primarily due to the acquisition of the acrylates business of Celanese AG on February 2, 2004. Volume of oxide derivatives improved due to increased demand for coatings (glycol ethers) and wet strength resin (amines). Due to a tight supply/demand balance in P-Series glycol ethers, ethanolamines, and ethyleneamines, customers have become more concerned with availability than price, resulting in some margin restoration. EBIT for the first quarter improved significantly due to strong volume growth, higher selling prices and improved equity earnings from OPTIMAL compared with the first quarter of 2003.

        Dow Latex sales for the quarter improved 13 percent compared with the first quarter of 2003. Prices rose 9 percent, largely due to the favorable impact of currency in Europe, while volume increased 4 percent. Prices for styrene-butadiene latex sold into the coated paper and carpet industries were up in most geographic areas, driven by increased styrene monomer costs. EBIT for the quarter increased significantly from last year as higher selling prices and volume growth offset increases in raw material costs.

        Specialty Chemicals sales were up 6 percent versus the first quarter of 2003 with a 5 percent increase in price, principally due to the favorable impact of currency in Europe, and a 1 percent increase in volume. Both price and volume improved for functional solutions and surfactants in the quarter. EBIT declined from last year due to charges related to the shutdown of Hampshire Chemical Corp.'s Nashua, New Hampshire, manufacturing site. The charges included a $9 million write-down of the net book value of the facility and a $13 million write-off of goodwill. The site is expected to be closed in the third quarter of 2004; the plant will subsequently be demolished. See Note E to the Consolidated Financial Statements for additional information.

        Specialty Polymers sales in the first quarter of 2004 were up 9 percent from the same period of last year. Volume increased 7 percent, while prices rose 2 percent. Volume was strong in all geographic areas. Sales in the first quarter were especially strong for ANGUS Chemical Company's products, biocides, CELLOSIZE cellulose ethers, liquid separations and METHOCEL cellulose ethers. EBIT for the business improved versus the first quarter of last year due to volume growth, higher selling prices and improved operating rates.

AGRICULTURAL SCIENCES

        Sales for the Agricultural Sciences segment for the first quarter of 2004 were $924 million, up 20 percent from $768 million last year. Volume, which was up in all geographic areas, grew 14 percent, while prices rose 6 percent, principally due to the favorable impact of currency in Europe. Volume improved in part due to the impact of higher farm commodity prices on farmers' buying patterns. In some geographic areas, this resulted in increased buying for higher acreage to be planted, while in others, it resulted in increased buyng for a more intensive use of crop protection chemicals to improve yield. Demand was strong for phenoxy herbicides, the result of an early spring in the United States and some volume shift from the second quarter, and for florasulam herbicides and spinosad insect control products. EBIT for the first quarter of 2004 was $231 million, up significantly from $130 million in the first quarter of 2003. Strong volume growth, higher selling prices, favorable product mix, improved operating rates and lower operating expenses all contributed to the strong EBIT improvement in 2004.

PLASTICS

        Plastics sales for the first quarter of 2004 were $2,234 million, up 13 percent from $1,974 million a year ago, as prices increased 12 percent and volume increased 1 percent. Price increases, driven by escalating feedstock costs, benefited from the strengthening of the Euro and improving supply/demand balances. Volume improved in North America and Latin America as economic recovery continued to gather momentum; however, much of this improvement was negated by volume reductions in Europe and Asia Pacific. EBIT for the first quarter was $307 million, up significantly from $137 million in the first quarter of 2003, as higher selling prices and improved equity earnings from EQUATE and DuPont Dow Elastomers L.L.C. offset the unfavorable impact of higher feedstock costs.

        Polyethylene sales were up significantly from the first quarter of 2003 as prices, including the favorable impact of currency in Europe, increased 14 percent and volume increased 3 percent. Prices were up in all geographic areas, with double-digit increases in Europe, Asia Pacific and Latin America; price improvement in North America was also strong. Volume growth was also reported in all geographic areas, as the continuing global economic recovery resulted in higher polyethylene demand overall. EBIT for the quarter improved significantly from the first quarter of 2003 primarily due to higher selling prices and improved equity earnings from EQUATE.

        Polypropylene sales were up 8 percent from the first quarter of 2003 as prices increased 9 percent, including the favorable impact of currency in Europe, and volume declined 1 percent. In response to high feedstock costs, prices were up in all geographic areas, with double-digit increases in North America and Asia Pacific. Improving economic conditions in North America resulted in an increase in volume; however, in Europe, limited availability of propylene had a negative impact on the Company's production volumes. EBIT improved over the same quarter of last year as higher selling prices more than offset the impact of increased feedstock costs.

        Polystyrene sales for the first quarter of 2004 were up 11 percent as prices rose 8 percent, including the favorable impact of currency in Europe, and volume grew 3 percent. Price improvement was reported across all geographic areas as the business raised prices in response to higher styrene monomer costs. Volume growth was also broad-based, with higher volume reported in all geographic areas except Asia Pacific. In Asia Pacific, volume decreased as customers reduced inventories. In addition, demand in The People's Republic of China declined in response to a recent ruling announced by the U.S. Department of Commerce that Chinese manufacturers of television receivers have been dumping products into the U.S. marketplace. Revised tariffs have been proposed to address the issue. Compared with the first quarter of 2003, EBIT declined as higher styrene monomer costs negated increases in selling prices.

CHEMICALS

        First quarter sales for the Chemicals segment were $1,276 million, up 22 percent from $1,049 million for the first quarter of last year, due to a 14 percent increase in prices and an 8 percent increase in volume. Price increases were driven by improving supply/demand balances, while volume improved primarily due to increasing demand for ethylene glycol ("EG"). Volume for vinyl chloride monomer ("VCM") was solid in the first quarter, reflecting good demand for polyvinyl chloride ("PVC") in North America and Europe. With relatively low inventories throughout the vinyl chain and solid demand, VCM prices increased during the quarter. EBIT for the quarter was $173 million, up significantly from $34 million in the first quarter of 2003, primarily due to the increased profitability of EG and vinyl chloride monomer. The results for the quarter reflect higher selling prices, increased volume and higher equity earnings from EQUATE and OPTIMAL.

HYDROCARBONS AND ENERGY

        Hydrocarbons and Energy sales for the first quarter of 2004 were $1,059 million, up 10 percent from $959 million in the first quarter of 2003 due to a 7 percent increase in volume and a 3 percent increase in selling prices, including the favorable impact of currency in Europe. Volume improved in part due to an increase in sales of cumene and benzene.

        The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. Hydrocarbons and Energy EBIT for the quarter was a loss of $1 million, compared with a loss of $21 million in the first quarter of last year. EBIT in the first quarter of 2003 was impacted by a $16 million impairment charge associated with Union Carbide's ethylene production facility in Seadrift, Texas, which was shut down in the third quarter of 2003.

UNALLOCATED AND OTHER

        Included in the results for Unallocated and Other are:

  •
  expenses related to Dow Ventures,

  •
  asbestos-related defense and resolution costs,

  •
  overhead and other cost recovery variances not allocated to the operating segments,

  •
  results of insurance operations,

  •
  gains and losses on sales of financial assets,

  •
  foreign exchange hedging results, and

  •
  Dow's share of the earnings/losses of Dow Corning and Cargill Dow Polymers LLC.

        EBIT for the first quarter of 2004 was a loss of $172 million compared with a loss of $194 million in the first quarter of 2003. EBIT for the first quarter of 2004 was negatively impacted by a loss on the sale of assets of approximately $30 million and asbestos-related defense and resolution costs, net of insurance, of $25 million. In the first quarter of last year, EBIT was unfavorably impacted by asbestos-related defense and resolution costs, net of insurance, of $30 million and costs associated with decisions made in the first quarter relative to under-performing and non-strategic assets (which resulted in the $11 million write-down of Union Carbide's chemical transport vessel, which was sold in the second quarter of 2003, and the write-off of cancelled capital projects totaling $12 million).

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended March 31, 2004
Percentage change from prior year
	Volume	Price	Total
Operating segments
Performance Plastics	11%	6%	17%
Performance Chemicals	8%	7%	15%
Agricultural Sciences	14%	6%	20%
Plastics	1%	12%	13%
Chemicals	8%	14%	22%
Hydrocarbons and Energy	7%	3%	10%

Total	7%	8%	15%

Geographic area sales
United States	6%	6%	12%
Europe	5%	10%	15%
Rest of World	11%	10%	21%

Total	7%	8%	15%

OUTLOOK

        For the chemical industry, improvements in global GDP and industrial production are expected going forward and should drive an increase in demand. With limited capacity additions expected, supply/demand balances should continue to tighten in 2004. Ethylene glycol supply is relatively tight and is expected to remain so for the balance of the year. Some signs of tightening are already visible in chlor-alkali products; the ethylene chain is expected to show continued improvement through 2004.

        Oil and natural gas prices are expected to remain high and volatile, and add uncertainty to the profit outlook. While U.S. natural gas prices may soften somewhat in the coming months, a significant decline during 2004 is not anticipated. Dow's purchased feedstock and energy costs are expected to increase slightly in the second quarter from the historically high levels of the first quarter. The year-over-year increase is expected to be substantial, continuing to put pressure on margins. During the second quarter, selling prices are expected to increase slightly. Compared with last year, volume is expected to improve with strengthening economic conditions. Dow's typical seasonal increase in agricultural products in the second quarter may be somewhat muted by the strong first quarter performance. Costs related to scheduled shutdowns for plant maintenance are expected to be up in the second quarter, compared with the first quarter of 2004, but not significantly different from the level of spending on such activities in the second quarter of last year. Structural costs are expected to be relatively flat with the first quarter, retaining the substantial gains achieved in 2003.

        During 2004, the Company expects to reduce personnel levels by approximately 3,000 compared with December 31, 2003, through a combination of business restructuring, attrition, plant shutdowns and divestitures. Severance costs of approximately $300 million, including $30 million in the first quarter, are anticipated in 2004. Annual savings associated with this reduction in personnel are expected to be approximately $350 million, with about one-half of that amount realized in 2004.

        The Company continues to focus on its financial improvement program—institutionalizing the savings of 2003 and continuing to focus on price volume management—to make 2004 a better year for Dow.

CHANGES IN FINANCIAL CONDITION

        The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
In millions	March 31, 2004	March 31, 2003
Cash provided by (used in):
Operating activities	$95	$821
Investing activities	(398)	(332)
Financing activities	(163)	(53)
Effect of exchange rate changes on cash	—	11

Net change in cash and cash equivalents	$(466)	$447

        Despite a significant improvement in earnings in the first quarter of 2004, cash provided by operating activities declined versus the same period of last year due to an increase in working capital requirements and the payment of performance awards to employees of $390 million in the first quarter of this year. Accounts receivable increased significantly, consistent with the increase in sales in the first quarter. Last year, cash provided by operating activities included the receipt of a $275 million income tax refund due to U.S. net operating losses.

        Cash used in investing activities in the first quarter of 2004 compared with the first quarter last year increased primarily due to acquisition activity, partially offset by a reduction in capital expenditures and investments in consolidated companies. In the first quarter of 2004, cash was used to acquire the acrylates business of Celanese AG.

        Cash used in financing activities increased in the first quarter of 2004 compared with the first quarter last year. Although there were higher proceeds from sales of common stock (related to the exercise of stock options and the employee stock purchase plan) in the first quarter of 2004, cash used in the first quarter of last year was reduced by proceeds from the issuance of long-term debt.

        The following tables present working capital, total debt and certain balance sheet ratios at March 31, 2004 versus December 31, 2003:

Working Capital In millions	March 31, 2004	Dec. 31, 2003
Current assets	$13,232	$13,002
Current liabilities	9,547	9,534

Working capital	$3,685	$3,468

Current ratio	1.39:1	1.36:1
Days-sales-outstanding-in-receivables	42	42
Days-sales-in-inventory	55	56

Total Debt In millions	March 31, 2004	Dec. 31, 2003
Notes payable	$221	$258
Long-term debt due within one year	1,084	1,088
Long-term debt	11,799	11,763

Gross debt	$13,104	$13,109

Cash and cash equivalents	$1,926	$2,392
Marketable securities and interest-bearing deposits	47	42

Net debt	$11,131	$10,675

Gross debt as a percent of total capitalization	54.7%	55.4%
Net debt as a percent of total capitalization	50.6%	50.3%

        As part of its ongoing financing activities, Dow routinely issues promissory notes under its U.S. and Euromarket commercial paper programs. At March 31, 2004, there were no commercial paper borrowings outstanding. In the event Dow is unable to access these short-term markets, due to a systemic disruption or other extraordinary events, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.25 billion 364-day revolving credit facility, which matures in April 2005, and a $1.75 billion 5-year revolving credit facility, which matures in April 2009. Additional unused credit facilities totaling $916 million were available for use by foreign subsidiaries.

        At March 31, 2004, the Company had $1,955 million of SEC-registered securities available for issuance under a shelf registration, as well as Euro 2 billion (approximately $2.4 billion) available for issuance under the Company's Euro Medium Term Note Program. On June 26, 2003, the Company filed a registration statement on Form S-3 with the SEC for an additional $1.5 billion of registered securities. This registration statement has not yet been declared effective by the SEC.

        The following table summarizes the Company's contractual obligations and commercial commitments at December 31, 2003. Additional information related to these obligations can be found in Notes J, K, L, M and S to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Contractual Obligations at December 31, 2003	Payments Due by Year
In millions	2004	2005	2006	2007	2008	2009 and beyond	Total
Long-term debt (1)	$1,088	$625	$1,434	$1,340	$612	$7,752	$12,851
Deferred income tax liabilities—noncurrent (2)	—	—	—	—	—	1,124	1,124
Pension and other postretirement benefits	225	280	350	464	545	1,871	3,735
Other noncurrent obligations (3)	194	413	114	116	51	4,459	5,347
Other contractual obligations:
Minimum operating lease commitments	233	212	162	96	79	523	1,305
Purchase commitments—take or pay and throughput obligations	1,358	1,222	1,110	993	903	3,713	9,299
Purchase commitments—other (4)	176	22	18	18	16	52	302

Total contractual obligations	$3,274	$2,774	$3,188	$3,027	$2,206	$19,494	$33,963

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

        In the first quarter of 2004, the Company entered into a throughput agreement for the right to use a liquefied natural gas terminal in North America. The fixed and determinable portion of the obligation requires payments of $70 million per year for 20 years beginning in 2007. Additionally in the first quarter of 2004, the Company entered into an agreement for the purchase of power in North America with required payments of $56 million in 2006, $54 million in 2007 and $35 million in 2008.

        The Company also had outstanding guarantees at March 31, 2004. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note F to the Consolidated Financial Statements.

        On April 30, 2004, the Company paid a quarterly dividend of $0.335 per share to shareholders of record on March 31, 2004. Since 1912, the Company has paid a dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 92-year period, Dow has increased the amount of the quarterly dividend 45 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

OTHER MATTERS

Accounting Changes

        See Note B to the Consolidated Financial Statements for a discussion of accounting changes.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Following are the Company's critical accounting policies impacted by judgments, assumptions and estimates:

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

  Asbestos-Related Matters of Union Carbide Corporation

          Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, and a former Union Carbide subsidiary, Amchem Products, Inc. ("Amchem"), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Based on a study completed by Analysis, Research & Planning Corporation ("ARPC") in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002.

          At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions used in the ARPC study to determine whether the accrual continues to be appropriate. Based on Union Carbide's review of 2004 activity, Union Carbide determined that no change to the accrual was required at March 31, 2004.

          Union Carbide's asbestos-related liability for pending and future claims was $1.8 billion at March 31, 2004 and $1.9 billion at December 31, 2003. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $957 million at March 31, 2004 and $1.0 billion at December 31, 2003. In addition, Union Carbide had receivables for insurance recoveries of $385 million at March 31, 2004 and $349 million at December 31, 2003 for defense and resolution costs.

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

  Environmental Matters

          The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $381 million at December 31, 2003, for environmental remediation and restoration costs, including $40 million for the remediation of Superfund sites. At March 31, 2004, the Company had accrued obligations of $381 million for environmental remediation and restoration costs, including $37 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

          At March 31, 2004, the Company had a net deferred tax asset balance of $3.4 billion, after valuation allowances of $250 million.

          In evaluating the ability to realize the deferred tax assets, the Company relies principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

          At December 31, 2003, the Company had deferred tax assets for tax loss and tax credit carryforwards of $1.8 billion, $277 million of which is subject to expiration in the years 2004-2008. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $5.5 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2004-2008 is approximately $950 million.

          For additional information, see Note S to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Asbestos-Related Matters of Union Carbide Corporation

        The following disclosure should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first quarter of 2004. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	Three Months Ended March 31, 2004	Twelve Months Ended December 31, 2003
Claims unresolved at beginning of period	193,891	200,882
Claims filed	12,034	122,586
Claims settled, dismissed or otherwise resolved	(7,688)	(129,577)

Claims unresolved at end of period	198,237	193,891

Claimants with claims against both Union Carbide and Amchem	68,198	66,656

Individual claimants at end of period	130,039	127,235

        In more than 98 percent of the cases filed against Union Carbide and Amchem, no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage has been increasing with more recently filed cases. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to Union Carbide, Amchem or any other particular defendant. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide's litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

        At the end of 2001 and through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem in the future due to a number of reasons. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem if the following assumptions were made:

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

        Based on the resulting study completed by ARPC in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

        At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, Union Carbide requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In its response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at that time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed in the first quarter of 2004 also exceeded the number of claims assumed to be filed in the ARPC study. However, based on Union Carbide's review of 2004 activity, Union Carbide determined that no change to the accrual was required at March 31, 2004.

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

        Union Carbide's asbestos-related liability for pending and future claims was $1.8 billion at March 31, 2004 and $1.9 billion at December 31, 2003. At March 31, 2004, approximately 34 percent of the recorded liability related to pending claims and approximately 66 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $957 million at March 31, 2004 and $1.0 billion at December 31, 2003.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2004	December 31, 2003
Receivables for defense costs	$93	$94
Receivables for resolution costs	292	255

Total	$385	$349

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs

In millions	Three Months Ended March 31, 2004	Twelve Months Ended December 31, 2003
Defense costs for the period	$24	$110
Aggregate defense costs to date	282	258
Resolution costs for the period	59	293
Aggregate resolution costs to date	685	626

        Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the first quarter of 2004 and $30 million in the first quarter of 2003, and was reflected in "Cost of sales."

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
PART I, Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

	2003		2002
Total Daily VAR at December 31* In millions
	Year-end	Average	Year-end	Average
Foreign exchange	$1	$2	$7	$10
Interest rate	109	108	94	83
Equity exposures, net of hedges	2	2	3	4
Commodities	12	14	17	11

*
Using a 95 percent confidence level

        Management believes there have been no material changes in market risk or in risk management policies since December 31, 2003.

The Dow Chemical Company and Subsidiaries
PART I, Item 4.    Controls and Procedures

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

The Dow Chemical Company and Subsidiaries
PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Asbestos-Related Matters of Union Carbide Corporation

        No material developments regarding this matter occurred during the first quarter of 2004. For a summary of the history and current status of this matter, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation; and Note F to the Consolidated Financial Statements.

Environmental Matters

        On July 7, 2003, the New Hampshire Department of Environmental Services filed a Petition for Permanent Injunction, Cost Recovery and Civil Forfeiture in the Southern District of the Hillsborough County Superior Court, New Hampshire, alleging that Hampshire Chemical Corp., an indirect wholly owned subsidiary of the Company, had violated certain hazardous waste laws, rules and permits at its Nashua, New Hampshire, facility. On March 4, 2004, this matter was settled for a total civil penalty of $475,000, allocated as follows: $423,800 to the State of New Hampshire; $37,000 to the Nashua Regional Planning Commission to develop a Lower Merrimack River Corridor Management Plan; and $14,200 to the Nashua Fire Department for the purchase of a portable air monitoring station.

        On September 16, 2003, the Texas Commission on Environmental Quality issued a Notice of Enforcement alleging that the Company violated certain provisions of the Clean Air Act at its LaPorte, Texas, site. On February 18, 2004, the Company paid a civil penalty of $12,535 to settle this matter.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
SECURITIES

        On August 3, 1999, the Board of Directors terminated its 1997 authorization which allowed the Company to repurchase shares of Dow common stock. Since that time, the only shares purchased by the Company are those shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of stock grants. For information regarding the Company's stock option plans, see Note N to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year-ended December 31, 2003.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

  See the Exhibit Index on page 43 of this Quarterly Report on Form 10-Q for exhibits filed with this report and exhibits incorporated by reference. The following exhibits are filed with this report:

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
(b)
Reports on Form 8-K.

        The following Current Reports on Form 8-K were filed by the Company during the first quarter of 2004:

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

        The following Current Reports on Form 8-K were filed by the Company subsequent to the first quarter of 2004:

    On April 12, 2004, the Company filed a Current Report on Form 8-K that included a press release issued by E.I. du Pont de Nemours and Company on April 8, 2004. The press release included a joint announcement by DuPont and Dow regarding agreements entered into by the two companies to address ongoing antitrust investigations related to DuPont Dow Elastomers L.L.C., a 50:50 joint venture between DuPont and Dow.

    On April 29, 2004, the Company filed a Current Report on Form 8-K that included a press release issued on April 29, 2004, announcing the first quarter of 2004 earnings for the Company.

The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company appear in this report:

  AFFINITY, AMPLIFY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, CALIBRE, COMBOTHERM, CONTINUUM, D.E.H., D.E.N., D.E.R., DERAKANE, DERAKANE MOMENTUM, DOW, DOW XLA, DOWEX, DOWEX QCAT, DOWFAX, DOWFLAKE, DOWLEX, DOWPER, DOWTHERM, DRYTECH, ELITE, EMERGE, THE ENHANCER, ENVISION, ETHAFOAM, EQUIFOAM, ETHOCEL, INCLOSIA, IMMOTUS, INSPIRE, INTEGRAL, ISONATE, ISOPLAST, LAMDEX, LIFESPAN, LIQUIDOW, MAGNUM, MAXICHECK, MAXISTAB, METHOCEL, OPTIM, PAPI, PELADOW, PELLETHANE, PREVAIL, PRIMACOR, PROPEL, PULSE, QBIS, QUASH, QUESTRA, RETAIN, SAFE-TAINER, SARAN, SPECFLEX, SPECTRIM, STRANDFOAM, STYROFOAM, STYROFOAM WEATHERMATE PLUS, STYRON, STYRON A-TECH, SYNERGY, SYNTEGRA, TRYMER, TYRIL, VERSENE, VORACOR, VORACTIV, VORALAST, VORALUX, VORANATE, VORANOL, VORASTAR, ZETABON

The following trademarks or service marks of Dow AgroSciences LLC appear in this report:

  CLINCHER, DITHANE, DURSBAN, FORTRESS, GALLANT, GARLON, GLYPHOMAX, GRANDSTAND, HERCULEX I, KEYSTONE, LONTREL, LORSBAN, MUSTANG, NATREON, SENTRICON, STARANE, STINGER, TELONE, TORDON, TRACER NATURALYTE, VIKANE

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

Date: May 4, 2004

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

QuickLinks

The Dow Chemical Company Table of Contents
  PART I—FINANCIAL INFORMATION ITEM 1. Financial Statements
The Dow Chemical Company and Subsidiaries Notes to the Consolidated Financial Statements
The Dow Chemical Company and Subsidiaries PART I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Dow Chemical Company and Subsidiaries PART I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Dow Chemical Company and Subsidiaries PART I, Item 4. Controls and Procedures
The Dow Chemical Company and Subsidiaries PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
The Dow Chemical Company and Subsidiaries Trademark Listing
The Dow Chemical Company and Subsidiaries Signature
The Dow Chemical Company and Subsidiaries Exhibit Index