Form 10-Q
period 2004-06-30
DOW CHEMICAL CO /DE/
filed 2004-08-03
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Class	Outstanding at June 30, 2004
Common Stock, par value $2.50 per share	939,431,901 shares

The Dow Chemical Company
Table of Contents

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Sales	$9,844	$8,242	$19,153	$16,323

Cost of sales	8,345	6,970	16,252	14,133
Research and development expenses	262	246	513	483
Selling, general and administrative expenses	347	354	710	709
Amortization of intangibles	16	15	45	30
Restructuring net gain	20	—	20	—
Equity in earnings of nonconsolidated affiliates	254	90	394	129
Sundry income (expense)—net	13	52	(15)	46
Interest income	21	18	39	38
Interest expense and amortization of debt discount	182	207	368	422

Income before Income Taxes and Minority Interests	1,000	610	1,703	759

Provision for income taxes	284	186	488	233
Minority interests' share in income	31	31	61	48

Income before Cumulative Effect of Change in Accounting Principle	685	393	1,154	478

Cumulative effect of change in accounting principle	—	—	—	(9)

Net Income Available for Common Stockholders	$685	$393	$1,154	$469

Share Data
Earnings before cumulative effect of change in accounting principle per common share—basic	$0.73	$0.43	$1.23	$0.52
Earnings per common share—basic	$0.73	$0.43	$1.23	$0.51
Earnings before cumulative effect of change in accounting principle per common share—diluted	$0.72	$0.43	$1.22	$0.52
Earnings per common share—diluted	$0.72	$0.43	$1.22	$0.51
Common stock dividends declared per share of common stock	$0.335	$0.335	$0.67	$0.67
Weighted-average common shares outstanding—basic	938.0	917.3	934.9	916.0
Weighted-average common shares outstanding—diluted	947.9	921.9	945.8	921.8

Depreciation	$458	$426	$920	$859

Capital Expenditures	$329	$272	$530	$495

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2004	Dec. 31, 2003
Assets
Current Assets
Cash and cash equivalents	$2,294	$2,392
Marketable securities and interest-bearing deposits	43	42
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2004: $120; 2003: $118)	4,472	3,574
Other	2,110	2,246
Inventories	4,360	4,050
Deferred income tax assets—current	299	698

Total current assets	13,578	13,002

Investments
Investment in nonconsolidated affiliates	2,242	1,878
Other investments	2,006	1,971
Noncurrent receivables	213	230

Total investments	4,461	4,079

Property
Property	40,271	40,812
Less accumulated depreciation	26,723	26,595

Net property	13,548	14,217

Other Assets
Goodwill	3,150	3,226
Other intangible assets (net of accumulated amortization—2004: $443; 2003: $406)	562	579
Deferred income tax assets—noncurrent	4,287	4,113
Asbestos-related insurance receivables—noncurrent	1,086	1,176
Deferred charges and other assets	1,512	1,499

Total other assets	10,597	10,593

Total Assets	$42,184	$41,891

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$240	$258
Long-term debt due within one year	104	1,088
Accounts payable:
Trade	3,068	2,843
Other	2,328	2,041
Income taxes payable	236	212
Deferred income tax liabilities—current	245	241
Dividends payable	336	331
Accrued and other current liabilities	2,343	2,520

Total current liabilities	8,900	9,534

Long-Term Debt	12,241	11,763

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,125	1,124
Pension and other postretirement benefits—noncurrent	3,620	3,572
Asbestos-related liabilities—noncurrent	1,696	1,791
Other noncurrent obligations	3,299	3,556

Total other noncurrent liabilities	9,740	10,043

Minority Interest in Subsidiaries	405	376

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	83	8
Unearned ESOP shares	(27)	(30)
Retained earnings	10,519	9,994
Accumulated other comprehensive loss	(1,726)	(1,491)
Treasury stock at cost	(1,404)	(1,759)

Net stockholders' equity	9,898	9,175

Total Liabilities and Stockholders' Equity	$42,184	$41,891

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

		Six Months Ended
In millions (Unaudited)		June 30, 2004	June 30, 2003
Operating Activities	Income before cumulative effect of change in accounting principle	$1,154	$478
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	1,016	935
	Provision for deferred income tax	219	54
	Earnings/losses of nonconsolidated affiliates in excess of dividends received	(236)	(45)
	Minority interests' share in income	61	48
	Net loss on sales on consolidated companies	—	3
	Net gain on sales of investments	(13)	(16)
	Net gain on sales of property and businesses	(11)	(24)
	Other net (gain) loss	62	(24)
	Net (gain) loss on sale of nonconsolidated affiliates	(17)	1
	Net gain on asset divestitures related to formation of nonconsolidated affiliates	(563)	—
	Restructuring charges	496	—
	Tax benefit—nonqualified stock option exercises	41	13
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	(893)	(361)
	Inventories	(336)	(78)
	Accounts payable	584	(41)
	Noncurrent receivables	17	271
	Other assets and liabilities	(862)	448

	Cash provided by operating activities	719	1,662

Investing Activities	Capital expenditures	(530)	(495)
	Proceeds from sales of property and businesses	27	83
	Acquisition of business	(149)	—
	Investments in consolidated companies	—	(69)
	Investments in nonconsolidated affiliates	(56)	(48)
	Distribution from nonconsolidated affiliate	3	—
	Proceeds from sale of nonconsolidated affiliates	33	8
	Proceeds from asset divestitures related to formation of nonconsolidated affiliates	845	—
	Purchases of investments	(898)	(936)
	Proceeds from sales and maturities of investments	806	886

	Cash provided by (used in) investing activities	81	(571)

Financing Activities	Changes in short-term notes payable	(100)	(8)
	Payments on long-term debt	(1,075)	(594)
	Proceeds from issuance of long-term debt	618	833
	Purchases of treasury stock	(7)	(4)
	Proceeds from sales of common stock	325	96
	Distributions to minority interests	(32)	(38)
	Dividends paid to stockholders	(623)	(612)

	Cash used in financing activities	(894)	(327)

Effect of Exchange Rate Changes on Cash		(4)	28

Summary	Increase (Decrease) in cash and cash equivalents	(98)	792
	Cash and cash equivalents at beginning of year	2,392	1,484

	Cash and cash equivalents at end of period	$2,294	$2,276

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income Available for Common Stockholders	$685	$393	$1,154	$469

Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	(34)	39	(24)	32
Translation adjustments	(81)	80	(223)	185
Minimum pension liability adjustments	(17)	—	(16)	(3)
Net gains on cash flow hedging derivative instruments	35	18	28	2

Total other comprehensive income (loss)	(97)	137	(235)	216

Comprehensive Income	$588	$530	$919	$685

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

        In accordance with SFAS No. 143, the Company has recognized asset retirement obligations related to demolition and remediation activities at manufacturing sites in the United States, Germany, France and The Netherlands. In addition, the Company has recognized obligations related to capping activities at landfill sites in the United States, Canada, Italy and Brazil. The aggregate carrying amount of asset retirement obligations recognized by the Company was $47 million at June 30, 2004 and $46 million at December 31, 2003. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

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

	Three Months Ended		Six Months Ended
In millions	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income, as reported	$685	$393	$1,154	$469
Add: Stock-based compensation expense included in reported net income, net of tax	29	8	52	11
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(34)	(19)	(61)	(38)

Pro forma net income	$680	$382	$1,145	$442

Earnings per share (in dollars):
Basic—as reported	$0.73	$0.43	$1.23	$0.51
Basic—pro forma	0.72	0.42	1.22	0.48
Diluted—as reported	0.72	0.43	1.22	0.51
Diluted—pro forma	0.72	0.41	1.21	0.48

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

        In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. See Note H for the Company's interim disclosures regarding pension plans and other postretirement benefits.

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are "actuarially equivalent" and thus qualify for the subsidy under the Act. The FSP also requires disclosures about the effects of the subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug benefits but for which the employer has not yet been able to determine actuarial equivalency. See Note H for the Company's disclosures regarding the Act.

        In March 2004, the FASB ratified consensuses reached by the Emerging Issues Task Force ("EITF") with respect to EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Certain qualitative and quantitative disclosures for SFAS No. 115 securities were effective for fiscal years ending after December 15, 2003. Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004. The Company has determined that its practices are substantially consistent with the application guidance of EITF Issue No. 03-1; therefore, adoption of EITF Issue No. 03-1 is expected to have an immaterial impact on the Company's consolidated financial statements.

        In March 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 03-16, "Accounting for Investments in Limited Liability Companies." According to EITF Issue No. 03-16, a limited liability company ("LLC") that maintains a "specific ownership account" for each investor should be viewed similar to a limited partnership for determining whether a noncontrolling investment in an LLC should be accounted for using the cost or equity method. The consensus applies to all investments in LLCs (except those required to be accounted for as debt securities) and is effective for reporting periods beginning after June 15, 2004. The Company has reviewed its investments in LLCs and has determined that Dow's current accounting treatment for these investments is consistent with the guidance in EITF Issue No. 03-16.

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

        In the first quarter of 2004, Dow continued to evaluate non-strategic and under-performing assets, and management made decisions regarding the disposition of certain of the Company's assets. These decisions resulted in charges totaling $39 million. The two largest items were related to a manufacturing facility for the production of polyols and propylene glycol in Priolo, Italy, and a manufacturing facility for the production of HAMPOSYL surfactants in Nashua, New Hampshire. On April 1, 2004, the Company announced the permanent closure of the Priolo plant; therefore, in the first quarter of 2004, the net book value of $22 million was written down, with a charge to "Cost of sales" in the Performance Plastics segment. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants (manufactured by Hampshire Chemical Corp., a wholly owned subsidiary of the Company). The manufacturing facility for this line of business is expected to be closed in the third quarter of 2004; the plant will subsequently be demolished. As a result, in the first quarter of 2004, the Company wrote down the net book value of $9 million against "Cost of sales" in the Performance Chemicals segment. See Note F regarding the write-off of goodwill associated with this line of business.

        See Notes D and F regarding impairments of long-lived assets and a write-off of goodwill in the second quarter of 2004.

NOTE D—RESTRUCTURING

        In the second quarter of 2004, the Company recorded a net pretax gain of $20 million related to restructuring activities. The net gain included gains totaling $563 million related to the divestitures of assets in conjunction with the formation of two new joint ventures, substantially offset by asset impairments of $99 million related to the future sale or shutdown of facilities; the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"); and employee-related restructuring charges of $296 million. The net impact of the transactions is shown as "Restructuring net gain" in the consolidated statements of income. The second quarter activities are further described below.

Formation of New Joint Ventures, MEGlobal and Equipolymers

        On June 30, 2004, Dow and Petrochemical Industries Company ("PIC") of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, formed two new joint ventures designed to further develop the commercial relationship of the two companies in the petrochemical industry. The joint ventures are:

  •
  MEGlobal, a 50:50 joint venture for the manufacture and marketing of monoethylene glycol and diethylene glycol ("EG").

  •
  Equipolymers, a 50:50 joint venture for the manufacture of purified teraphthalic acid ("PTA") and the manufacture and marketing of polyethylene terephthalate resins ("PET").

        The joint ventures combine Dow's strong existing asset base, technology position and market presence with PIC's commitment to increasing its investment in downstream petrochemical markets. The formation of the joint ventures is an important step in Dow's strategy of pursuing cost advantaged feedstock positions to supply growing markets, and in reducing Dow's capital intensity. MEGlobal and Equipolymers strengthen the integration of these ethylene derivative businesses by strategically shifting future growth to cost-advantaged locations.

        To form MEGlobal, Dow sold a 50 percent interest in its Canadian EG manufacturing assets (included in the Chemicals segment) to PIC for $635 million. Dow and PIC each contributed their respective interests in the Canadian EG manufacturing assets to form the joint venture. The carrying amount of the assets sold included: manufacturing facilities of $24 million, an investment in a nonconsolidated affiliate of $12 million and inventories of $11 million. MEGlobal will produce EG using ethylene purchased from Dow pursuant to a market-based agreement. Proceeds from the sale included a pre-payment of the ethylene supply agreement of $121 million, which will be recognized over the life of the contract. MEGlobal will also market excess EG produced in Dow's plants in the United States and Europe, and may also market EG produced by Dow and PIC affiliates. EG is used as a raw material in the manufacture of polyester fibers, PET, antifreeze formulations and other industrial products.

        To form Equipolymers, Dow sold a 50 percent interest in its PET/PTA business (included in the Plastics segment), which includes manufacturing assets in Germany and Italy, to PIC for $210 million. Dow and PIC each contributed their respective interests in the PET/PTA business to form the joint venture. The carrying amount of the assets sold included: manufacturing facilities of $39 million, receivables of $24 million, goodwill of $22 million, inventories of $21 million, payables of $16 million and other liabilities of $4 million. PTA is a key raw material for the production of PET. PET is a high quality plastic used in the packaging industry, particularly for the production of beverage, food and other liquid containers. See Note F regarding the reduction of goodwill related to the formation of Equipolymers.

        The Company recorded a gain on the sale of the Canadian EG assets of $439 million (included in the Chemicals segment) and a gain on the sale of the PET/PTA business of $124 million (included in the Plastics segment) in the second quarter of 2004.

        Beginning July 1, 2004, Dow will account for the joint ventures using the equity method of accounting. In future periods, Dow's share of the earnings/losses of MEGlobal will be reflected in the results for the Chemicals segment; Dow's share of the earnings/losses of Equipolymers will be reflected in the results for the Plastics segment.

Asset Impairments

        In the second quarter of 2004, Dow continued to evaluate non-strategic and under-performing assets, and management made decisions regarding the disposition of certain of the Company's assets. As a result, the Company recorded asset impairments totaling $99 million related to the future sale or shutdown of facilities as follows:

  •
  In the fourth quarter of 2003, Biopharmaceutical Contract Manufacturing Services ("BCMS"), located in Smithfield, Rhode Island, lost its contract manufacturing relationship with its largest customer. After a review of the business and site was completed in the second quarter of 2004, the Company decided to seek bids to sell BCMS. Based on indications of interest from potential buyers, the assets were written down in the second quarter to their fair value, with a $60 million charge against the Performance Chemicals segment.

  •
  In the second quarter of 2004, the Company recorded asset impairments totaling $39 million for the shutdown of a latex manufacturing facility ($8 million), the pending sale of a marine terminal ($10 million) and the results of a cash flow analysis of a Specialty Polymers business ($21 million). The impairments resulted in charges against the Performance Chemicals segment of $29 million and Unallocated and Other of $10 million. See Note F regarding a goodwill write-off associated with the Specialty Polymers line of business.

Recognition of Liability Related to Loan Guarantee

        In the second quarter of 2004, the Company completed an assessment of Cargill Dow, a 50:50 joint venture with Cargill, Incorporated. Based on that assessment, the Company concluded that it was probable that its portion of a loan guarantee in place for Cargill Dow would be called, and recognized a liability of $148 million in the second quarter with a charge to Unallocated and Other.

Employee-Related Restructuring Charges

        In the second quarter of 2004, the Company recorded employee-related restructuring charges totaling $296 million. The charges resulted from decisions made by management in the second quarter relative to employment levels as the Company restructured its business organization and finalized plans for additional plant shutdowns and divestitures. The charges included severance of $225 million for a workforce reduction of 2,455 people, most of whom will end their employment with Dow by the end of the third quarter of 2004, and curtailment costs of $71 million associated with Dow's defined benefit plans. The charges were included in the results of Unallocated and Other.

NOTE E—INVENTORIES

        The following table provides a breakdown of inventories at June 30, 2004 and December 31, 2003:

Inventories In millions	June 30, 2004	Dec. 31, 2003
Finished goods	$2,454	$2,396
Work in process	919	837
Raw materials	532	373
Supplies	455	444

Total inventories	$4,360	$4,050

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $608 million at June 30, 2004 and $330 million at December 31, 2003.

NOTE F—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table shows changes in the carrying amount of goodwill for the six months ended June 30, 2004, by operating segment:

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at December 31, 2003	$913	$781	$1,320	$149	$63	$3,226

Goodwill write-offs:
Hampshire businesses	—	(31)	—	—	—	(31)
Reduction related to formation of Equipolymers joint venture	—	—	—	(45)	—	(45)

Goodwill at June 30, 2004	$913	$750	$1,320	$104	$63	$3,150

        The Specialty Chemicals business has experienced a significant decline in sales of HAMPOSYL surfactants (manufactured by Hampshire Chemical Corp., a wholly owned subsidiary of the Company). The Company's efforts to reach an acceptable agreement to sell this line of business were unsuccessful. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants. The production site for this line of business is expected to be closed in the third quarter of 2004; the plant will subsequently be demolished. As a result, in the first quarter of 2004, the Company wrote off goodwill of $13 million (included in "Amortization of intangibles") associated with this line of business in the Performance Chemicals segment (see Note C).

        The Specialty Polymers business has experienced a continued decline in the sales of a line of products manufactured by Hampshire Chemical Corp., a wholly owned subsidiary of the Company. In the second quarter of 2004, following the completion of an impairment calculation, the Company wrote off goodwill of $18 million (included in "Restructuring net gain") associated with this line of business against the Performance Chemicals segment (see Note D).

        The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets

	At June 30, 2004			At December 31, 2003
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$287	$(121)	$166	$264	$(107)	$157
Patents	154	(87)	67	153	(81)	72
Software	322	(169)	153	315	(153)	162
Trademarks	138	(27)	111	142	(27)	115
Other	104	(39)	65	111	(38)	73

Total	$1,005	$(443)	$562	$985	$(406)	$579

        The following table provides a summary of acquisitions of intangible assets during the six months ended June 30, 2004:

Acquisitions of Intangible Assets in 2004

In millions	Acquisition Cost	Weighted-average Amortization Period
Intangible assets with finite lives:
Licenses and intellectual property	$27	5.1 years
Patents	2	5.0 years
Software	16	5.0 years

Total	$45	5.1 years

        Amortization expense for other intangible assets (not including software) was $16 million in the second quarter of 2004, compared with $15 million in the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $32 million, compared with $30 million for the first six months of 2003. Amortization expense for software, which is included in "Cost of sales," totaled $9 million in the second quarter of 2004 and $7 million in the second quarter of 2003. Year to date, amortization expense for software was $17 million, compared with $14 million for the first six months of 2003. Total estimated amortization expense for 2004 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2004	$99
2005	91
2006	86
2007	77
2008	61
2009	26

NOTE G—COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

Breast Implant Matters

        The following disclosure should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        On May 15, 1995, Dow Corning Corporation ("Dow Corning"), in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the Bankruptcy Code to resolve litigation related to Dow Corning's breast implant and other silicone medical products. On June 1, 2004, Dow Corning's Joint Plan of Reorganization (the "Joint Plan") became effective and Dow Corning emerged from bankruptcy. The Joint Plan contains release and injunction provisions resolving all tort claims brought against various entities, including the Company, involving Dow Corning's breast implant and other silicone medical products.

        To the extent not previously resolved in state court actions, cases involving Dow Corning's breast implant and other silicone medical products filed against the Company are currently pending in the U. S. District Court for the Eastern District of Michigan as a result of being transferred to that court for resolution in the context of the Joint Plan. Should cases involving Dow Corning's breast implant and other silicone medical products be filed against the Company in the future, they will be accorded similar treatment. It is the opinion of the Company's management that the possibility is remote that a resolution of all such cases would have a material adverse impact on the Company's consolidated financial statements.

        As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company's share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan.

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

Environmental Matters

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $381 million at December 31, 2003, for environmental remediation and restoration costs, including $40 million for the remediation of Superfund sites. At June 30, 2004, the Company had accrued obligations of $377 million for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

        On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License to the Company's Midland, Michigan, manufacturing site, which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The operating license required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation, for review and approval by the MDEQ. Scope of Work documents were submitted to the MDEQ and were the subject of public comment. On December 12, 2003, MDEQ provided its formal response to the Company's August 11, 2003 Scope of Work documents in the form of a Notice of Deficiency ("Notice") that required the Company respond to the Notice by February 17, 2004. The Company submitted revised Scope of Work documents on February 17, 2004. The Company and the MDEQ are engaged in ongoing discussions regarding how to proceed with corrective action under the operating license. The Company has accrued an obligation of $5 million (included in the total accrued obligation of $377 million at June 30, 2004) with respect to off-site investigation, based on the investigative work that the Company has proposed and has discussed with MDEQ since the submission of the Scope of Work documents.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first half of 2004. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

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

        At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, Union Carbide requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at that time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed and received in the first half of 2004 was in line with the number of claims assumed to be filed in the ARPC study. Based on Union Carbide's review of 2004 activity, Union Carbide determined that no change to the accrual was required at June 30, 2004.

        Union Carbide's asbestos-related liability for pending and future claims was $1.8 billion at June 30, 2004 and $1.9 billion at December 31, 2003. At June 30, 2004, approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $864 million at June 30, 2004 and $1.0 billion at December 31, 2003. At June 30, 2004, $505 million of the receivable was due from insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	June 30, 2004	Dec. 31, 2003
Receivables for defense costs	$89	$94
Receivables for resolution costs	358	255

Total	$447	$349

        Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $48 million in the second quarter of 2004 ($18 million in the second quarter of 2003) and $73 million in the first six months of 2004 ($48 million in the first six months of 2003), and was reflected in "Cost of sales."

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

        The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

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

DuPont Dow Elastomers L.L.C. Matters

        The U.S., Canadian and European competition authorities have initiated separate investigations into alleged anticompetitive behavior by certain participants in the synthetic rubber industry. DuPont Dow Elastomers L.L.C. ("DDE"), a 50:50 joint venture with E.I. du Pont de Nemours and Company ("DuPont"), and certain subsidiaries of the Company (but as to the investigation in Europe only) have responded, or are in the process of responding, to requests for documents and are otherwise cooperating in the investigations. Separately, related civil actions have been filed in various U.S. federal and state courts. Certain of these actions have named the Company. Although these investigations and related litigation are still at an early stage, based on the current status, DDE is expected to record a pretax charge of approximately $150 million. In that regard, on April 8, 2004, DuPont issued a press release stating that DuPont and the Company had entered into a series of agreements that, among other things: enables DuPont to direct DDE's response to these investigations and related litigation; results in DuPont funding 100 percent of any potential DDE liabilities and costs up to $150 million, with DuPont also funding more than 75 percent of the excess, if any; and grants the Company the option to acquire certain DDE assets in a cashless transaction which, if exercised, would obligate DuPont to acquire the Company's remaining equity interest in DDE.

Other Litigation Matters

        In addition to the breast implant, DBCP, environmental and DDE matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage that will be utilized to minimize the impact, if any, of the contingencies described above.

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

        At December 31, 2003, the Company had various outstanding commitments for take or pay and throughput agreements, including the purchase agreements referred to above, with terms extending from one to 20 years. Such commitments were at prices not in excess of current market prices. The fixed and determinable portion of obligations under these purchase commitments at December 31, 2003 is presented in the following table:

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

        At December 31, 2003, the Company was also committed to lease PET manufacturing facilities under construction in Germany. This lease was assigned to Equipolymers, a new 50:50 joint venture, in the second quarter of 2004, following the formation of that joint venture in the second quarter (see Note D).

        In the first quarter of 2004, the Company entered into a throughput agreement for the right to use a liquefied natural gas terminal in North America. The fixed and determinable portion of the obligation requires payments of $70 million per year for 20 years beginning in 2007. In addition, in the first quarter of 2004, the Company entered into an agreement for the purchase of power in North America that requires payments of $56 million in 2006, $54 million in 2007 and $35 million in 2008. On July 1, 2004, the Company entered into an agreement for marine terminal services in Texas with required payments of $8 million in 2004, $15 million in 2005, $12 million in 2006, $10 million in 2007, $10 million in 2008, and $28 million in 2009 and beyond.

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

        The following tables provide a summary of the aggregate terms, maximum future payments and associated liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2004

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2010	$763	$166
Residual value guarantees	2015	1,397	—

Total		$2,160	$166

Guarantees at December 31, 2003

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$888	$48
Residual value guarantees	2015	1,431	—

Total		$2,319	$48

        See Note D for information regarding the recognition of a liability in the second quarter of 2004 related to a loan guarantee for a nonconsolidated affiliate.

NOTE H—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans

	Defined Benefit Pension Plans
	Three Months Ended		Six Months Ended
In millions	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service cost	$66	$60	$132	$121
Interest cost	199	193	399	386
Expected return on plan assets	(268)	(271)	(537)	(542)
Amortization of prior service cost	5	5	11	10
Amortization of net loss	6	3	13	6
Special termination/curtailment cost	40	2	40	3

Net periodic benefit cost (credit)	$48	$(8)	$58	$(16)

Net Periodic Benefit Cost for All Significant Plans

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
In millions	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service cost	$6	$8	$12	$16
Interest cost	65	70	98	104
Expected return on plan assets	(6)	(5)	(12)	(10)
Amortization of prior service credit	(3)	(2)	(6)	(4)
Amortization of net loss	2	2	4	4
Special termination/curtailment cost	31	—	31	—

Net periodic benefit cost	$95	$73	$127	$110

Employer Contributions

Pension Plans

        The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Company's funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. As previously disclosed in the Company's financial statements for the year ended December 31, 2003, Dow expects to contribute $37 million to its U.S. qualified pension plan trust in 2004. Contributions of $6 million were made in the first half of 2004. The Company also has non-qualified supplemental pension plans. As previously disclosed, benefit payments to retirees under these plans are expected to be $24 million in 2004. In the first half of 2004, benefit payments of $8 million were made.

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

        The Company funds most of the cost of these health care and life insurance benefits as incurred. Dow previously disclosed in its financial statements for the year ended December 31, 2003, that it does not expect to contribute assets to its U.S. other postretirement benefits plan trust in 2004. Consistent with that expectation, no contributions were made in the first half of 2004. As previously disclosed, benefit payments to retirees under these plans are expected to be $165 million in 2004. In the first half of 2004, benefit payments of $111 million were made.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy.

        The Company's net periodic postretirement benefit cost does not reflect any amount associated with the subsidy because the Company is unable to conclude whether the benefits provided by the Company's retiree medical plans are actuarially equivalent to Medicare Part D under the Act until further governmental regulations are issued.

NOTE I—EARNINGS PER SHARE CALCULATIONS

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
Dollars and shares in millions
	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$685	$685	$393	$393

Weighted-average common shares outstanding	938.0	938.0	917.3	917.3
Add back dilutive effect of stock options and awards	—	9.9	—	4.6

Weighted-average common shares for EPS calculations	938.0	947.9	917.3	921.9

Earnings per common share	$0.73	$0.72	$0.43	$0.43

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
Dollars and shares in millions
	Basic	Diluted	Basic	Diluted
Income before cumulative effect of change in accounting principle	$1,154	$1,154	$478	$478
Cumulative effect of change in accounting principle	—	—	(9)	(9)

Net income available for common stockholders	$1,154	$1,154	$469	$469

Weighted-average common shares outstanding	934.9	934.9	916.0	916.0
Add back dilutive effect of stock options and awards	—	10.9	—	5.8

Weighted-average common shares for EPS calculations	934.9	945.8	916.0	921.8

Earnings per common share before cumulative effect of change in accounting principle	$1.23	$1.22	$0.52	$0.52
Earnings per common share	$1.23	$1.22	$0.51	$0.51

NOTE J—OPERATING SEGMENTS AND GEOGRAPHIC AREAS

	Three Months Ended		Six Months Ended
In millions	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Operating segment sales
Performance Plastics	$2,294	$1,908	$4,458	$3,755
Performance Chemicals	1,624	1,404	3,200	2,775
Agricultural Sciences	1,029	927	1,953	1,695
Plastics	2,325	1,877	4,559	3,851
Chemicals	1,370	1,048	2,646	2,097
Hydrocarbons and Energy	1,127	985	2,186	1,944
Unallocated and Other	75	93	151	206

Total	$9,844	$8,242	$19,153	$16,323

Operating segment EBIT (1)
Performance Plastics	$268	$163	$459	$299
Performance Chemicals	113	185	255	307
Agricultural Sciences	271	233	502	363
Plastics	399	159	706	296
Chemicals	726	101	899	135
Hydrocarbons and Energy	—	8	(1)	(13)
Unallocated and Other	(616)	(50)	(788)	(244)

Total	$1,161	$799	$2,032	$1,143

Geographic area sales
United States	$3,771	$3,395	$7,242	$6,498
Europe	3,451	2,873	6,899	5,870
Rest of World	2,622	1,974	5,012	3,955

Total	$9,844	$8,242	$19,153	$16,323

(1)
The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income Available for Common Stockholders" is provided below:

	Three Months Ended		Six Months Ended
In millions	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
EBIT	$1,161	$799	$2,032	$1,143
+ Interest income	21	18	39	38
- Interest expense and amortization of debt discount	182	207	368	422
- Provision for income taxes	284	186	488	233
- Minority interests' share in income	31	31	61	48
+ Cumulative effect of change in accounting principle	—	—	—	(9)

Net Income Available for Common Stockholders	$685	$393	$1,154	$469

        Transfers of products between operating segments are generally valued at cost. Transfers of products to the Agricultural Sciences segment from the other segments, however, are generally valued at market-based prices. The revenues generated by these transfers were immaterial in the first half of 2004 and 2003.

        In the first quarter of 2004, the Company made changes to its internal organizational structure. While this reorganization did not result in a change to Dow's operating segments, several of the businesses within the operating segments were renamed. The Corporate Profile included below reflects these changes:

Corporate Profile

Dow is a leading science and technology company that provides innovative chemical, plastic and agricultural products and services to many essential consumer markets. In 2003, Dow had annual sales of approximately $33 billion and employed approximately 46,000 people. The Company serves customers in 183 countries and a wide range of markets that are vital to human progress, including food, transportation, health and medicine, personal and home care, and building and construction, among others. The Company has 180 manufacturing sites in 37 countries and supplies more than 3,500 products grouped within the operating segments listed below:

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

    •
    Products: CARBOWAX polyethylene glycols and methoxypolyethylene glycols; Diphenyloxide; DOW polypropylene glycols; DOWFAX, TERGITOL and TRITON surfactants; DOWTHERM, SYLTHERM and UCARTHERM heat transfer fluids; UCAR deicing fluids; UCON fluids; VERSENE chelating agents; Fine and specialty chemicals from the Dow Haltermann Custom Processing business; Test and reference fuels, printing ink distillates, pure hydrocarbons and esters, and derivatives from Haltermann Products, a wholly owned subsidiary of Dow

    Specialty Polymers business provides a diverse portfolio of multi-functional ingredients and polymers for numerous markets and applications. Within Specialty Polymers, Liquid Separations uses several technologies to separate dissolved minerals and organics from water, making purer water for human and industrial uses. Specialty Polymers businesses also market a range of products that enhance the physical and sensory properties of end-use products in a wide range of applications including food, pharmaceuticals, oilfields, paints and coatings, personal care, and building and construction.

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

    •
    Products: STYRON A-TECH advanced technology polystyrene resins; STYRON general purpose polystyrene resins; STYRON high-impact polystyrene resins; STYRON ignition-resistant polystyrene resins

    The Plastics segment also includes polybutadiene rubber, polyethylene terephthalate (PET), purified terephthalic acid (PTA), styrene-butadiene rubber, several specialty resins and DuPont Dow Elastomers L.L.C., a co-owned 50:50 joint venture.

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

RESULTS OF OPERATIONS

OVERVIEW

        The Company's management and employees continued to focus on the steps outlined in Dow's 2003 Action Plan (announced in January 2003), designed to further improve Dow's earnings and financial position. For 2004, a new action plan was adopted that is specifically focused on: price/volume management; sustaining productivity improvements achieved in 2003; continued discipline in capital spending, with targeted total spending of $1.3 billion in 2004; additional shutdowns of non-competitive assets; and further divestitures of non-strategic assets. Progress was made in these areas in the second quarter. Dow's results showed broad-based improvements across all operating segments and geographic areas. The results for the quarter included increased sales—with strong volume and favorable price momentum—good control on expenses and higher operating rates, which combined to more than offset historically high feedstock and energy costs, resulting in significantly improved earnings for the quarter. Capital spending was up in the second quarter, but remains on track to achieve the Company's 2004 goal. Included in Dow's results for the second quarter was a net gain of $20 million related to restructuring activities. Dow's results for the second quarter of 2004 are discussed further in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Data

	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Sales	$9,844	$8,242	$19,153	$16,323
Cost of sales	8,345	6,970	16,252	14,133
% of sales	85%	85%	85%	87%
Research and development, and selling, general and administrative expenses	609	600	1,223	1,192
% of sales	6%	7%	6%	7%
Effective tax rate	28.4%	30.5%	28.7%	30.7%
Net income available for common stockholders	$685	$393	$1,154	$469
Earnings per common share—basic	$0.73	$0.43	$1.23	$0.51
Earnings per common share—diluted	$0.72	$0.43	$1.22	$0.51
Operating rate percentage	85%	79%	87%	79%

        Net sales for the second quarter of 2004 were $9.8 billion, up 19 percent from $8.2 billion in the second quarter of last year, setting a new quarterly sales record for the Company. Compared with the same quarter last year, volume was up 11 percent while prices improved 8 percent (see Sales Volume and Price table on page 31). Volume growth was broad-based with substantial increases in all operating segments, except Hydrocarbons and Energy, which was down 8 percent due to lower sales of monomers, resulting from stronger internal demand. From a geographic standpoint, volume was up in all geographic areas. Volume was especially strong in Asia Pacific and Latin America. Compared with the first half of last year, prices were up in all geographic areas and all operating segments, with the most significant increases in Asia Pacific and in the basics businesses. Prices increased due to improved industry fundamentals, the continuing increase in feedstock and energy costs, and the favorable impact of currency on sales in Europe, which accounted for approximately 30 percent of the increase. Sales for the first six months of 2004 were $19.2 billion, up 17 percent from $16.3 billion in the first half of last year. Compared with last year, volume growth accounted for 9 percent of the increase, while price increases added 8 percent. Year to date, approximately half of the increase in prices was due to currency.

        Gross margin for the second quarter of 2004 was $1.5 billion, compared with $1.3 billion in the second quarter of last year. Gross margin improved as higher selling prices of approximately $685 million (including the favorable impact of currency in Europe), as well as volume growth and the impact of improved operating rates, more than offset an increase of approximately $620 million in feedstock and energy costs, the negative impact of currency on costs and an increase in scheduled maintenance costs. Year to date, gross margin was $2.9 billion, compared with $2.2 billion in the first six months of 2003.

        The Company's global plant operating rate for its chemicals and plastics businesses was 85 percent in the second quarter of 2004, compared with 79 percent in the second quarter of 2003. Operating rates continued to improve as the Company increased run rates to support growing demand, reflecting improved economic conditions around the world. For the first half of 2004, Dow's global plant operating rate was 87 percent, up from 79 percent for the same period of 2003.

        Personnel count was 45,855 at June 30, 2004, down from 46,372 at December 31, 2003 and 47,868 at June 30, 2003. Headcount continued to decline as the Company remained focused on the steps outlined in the action plan.

        Operating expenses (research and development, and selling, general and administrative expenses) were $609 million in the second quarter of 2004, up $9 million or 2 percent, from $600 million in the second quarter of last year. Research and development expenses increased $16 million, primarily due to spending on growth initiatives in the Agricultural Sciences segment, while selling, general and administrative expenses declined $7 million. Compared with the second quarter of last year, an increase in selling expenses was more than offset by a decline in administrative expenses. For the first half of 2004, operating expenses totaled $1,223 million and were up $31 million or 3 percent from $1,192 million in the first half of 2003. The increase was primarily due to higher research and development spending on growth initiatives and the start-up of two pilot plants in the first quarter of 2004.

        Amortization of intangibles was $16 million in the second quarter of 2004, compared with $15 million in the second quarter of last year. For the first two quarters of 2004, amortization of intangibles was $45 million, up from $30 million for the same period of 2003. The increase in amortization of intangibles was primarily due to the first quarter write-off of goodwill associated with the Company's manufacturing facility in Nashua, New Hampshire, that produces HAMPOSYL surfactants. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants. The production site for this line of business is expected to be closed in the third quarter of 2004; the plant will subsequently be demolished. As a result, in the first quarter of 2004, the Company wrote off goodwill of $13 million associated with this line of business in the Performance Chemicals segment. See Notes C and F to the Consolidated Financial Statements for additional information.

        In the second quarter of 2004, the Company recorded a net pretax gain of $20 million related to restructuring activities. The net impact of these transactions, shown as "Restructuring net gain" in the consolidated statements of income, included gains totaling $563 million related to the divestitures of assets in conjunction with the formation of two new joint ventures, MEGlobal and Equipolymers, substantially offset by asset impairments of $99 million related to the future sale or shutdown of facilities; the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"), reflected in Unallocated and Other; and employee-related restructuring charges of $296 million, reflected in Unallocated and Other. The gain for MEGlobal was $439 million and was reflected in the Chemicals segment. The gain for Equipolymers was $124 million and was reflected in the Plastics segment. The employee-related restructuring charges included severance of $225 million for a workforce reduction of 2,455 people, most of whom will end their employment with Dow by the end of the third quarter of 2004, and curtailment costs of $71 million associated with Dow's defined benefit plans. For additional information, see Notes D and F to the Consolidated Financial Statements.

        The following table summarizes the impact of restructuring activities in the second quarter of 2004:

Impact of Restructuring Activities

	Three Months Ended June 30, 2004
In millions, except per share amounts	Pretax Impact(1)	Impact on Net Income(2)	Impact on EPS(3)
Employee-related restructuring charges	$(296)	$(200)	$(0.21)
Gains on divestitures of assets related to formation of MEGlobal and Equipolymers joint ventures	563	379	0.40
Asset impairments	(99)	(69)	(0.08)
Recognition of liability related to Cargill Dow loan guarantee	(148)	(93)	(0.10)

Total	$20	$17	$0.01

(1)
Impact on "Income before Income Taxes and Minority Interests"

(2)
Impact on "Net Income Available for Common Stockholders"

(3)
Impact on "Earnings per common share—diluted"

        Dow's share of the earnings of nonconsolidated affiliates was $254 million in the second quarter of 2004, compared with $90 million in the second quarter of last year. For the first six months of 2004, equity earnings were $394 million, compared with $129 million for the same period last year. Equity earnings increased primarily due to stronger results from the OPTIMAL Group ("OPTIMAL"), EQUATE Petrochemical Company K.S.C. ("EQUATE"), DuPont Dow Elastomers L.L.C., and UOP LLC. Equity earnings in the second quarter of this year also included the favorable impact of the recognition of investment tax allowances by one of the Company's joint ventures.

        Sundry income (expense) includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) for the second quarter of 2004 was net income of $13 million compared with net income of $52 million in the second quarter of 2003. Year to date, sundry income (expense) was a net expense of $15 million compared with net income of $46 million in the first half of 2003. Sundry income (expense) was lower than last year primarily due to a loss of approximately $30 million on the sale of assets recorded in the first quarter of 2004 and an unfavorable swing in foreign exchange hedging results.

        Net interest expense (interest expense less capitalized interest and interest income) was $161 million in the second quarter of 2004, down from $189 million in the second quarter of last year. Year to date, net interest expense was $329 million, down from $384 million for the first six months of 2003. Compared with last year, net interest expense declined primarily due to a reduction in total debt.

        The effective tax rate for the second quarter was 28.4 percent, versus 30.5 percent for the second quarter of 2003. The effective tax rate for the first six months of the year was 28.7 percent, compared with 30.7 percent for the same period last year. The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. In 2004, stronger earnings were reported by a number of the Company's joint ventures, and since most of the earnings from these companies are taxed at the joint venture level, the impact of higher equity earnings has reduced Dow's overall effective tax rate.

        Net income for the second quarter of 2004 was $685 million or $0.72 per share, compared with $393 million or $0.43 per share for the second quarter of 2003. Net income for the first six months of 2004 was $1.2 billion or $1.22 per share, compared with $469 million or $0.51 per share for the same period of 2003. Last year, net income for the first quarter was reduced by an after-tax charge of $9 million related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" (reflected in "Cumulative effect of change in accounting principle"). See Note B to the Consolidated Financial Statement for additional information regarding SFAS No. 143.

SEGMENT RESULTS

        The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. See Note J to the Consolidated Financial Statements for a reconciliation of EBIT to "Net Income Available for Common Stockholders."

        In the first quarter of 2004, the Company made changes to its internal organizational structure. While this reorganization did not result in a change to Dow's operating segments, several of the businesses within the operating segments were renamed. The Corporate Profile included in Note J to the Consolidated Financial Statements reflects these changes. See Note J for additional information regarding the Company's operating segments.

PERFORMANCE PLASTICS

        Performance Plastics sales were $2,294 million for the second quarter of 2004, up 20 percent from $1,908 million in the second quarter of 2003. Volume grew 17 percent from last year, while prices increased 3 percent due to the favorable impact of currency in Europe. EBIT for the segment was $268 million in the second quarter, up from $163 million in the same period of last year, as the impact of increased volumes, higher selling prices and improved operating rates more than offset the higher cost of raw materials.

        Building & Construction sales for the second quarter of 2004 were up 14 percent from a year ago as the global building industry showed continued resiliency with strong demand for extruded polystyrene. Volume improved 8 percent, consistent with a strong residential construction market in North America. Prices, up 6 percent with increases in all geographic areas except Latin America, were favorably impacted by currency in Europe. EBIT improved versus the same quarter of 2003, as the impact of price improvements, increased volume and improved operating rates more than offset an increase in raw material costs.

        Dow Automotive sales for the second quarter of 2004 were up 8 percent from a year ago, setting a new all-time quarterly sales record. Compared with the second quarter of last year, volume grew 4 percent, as sales to Dow's existing customer base grew due to continued solid product performance from glass and plastic bonding and body engineered systems. Dow Automotive continued to perform well outside of its traditional customer base with significant geographic growth in Europe and Asia Pacific. Prices increased 4 percent, favorably impacted by currency in Europe. Price increases were successfully implemented to offset baseline increases in feedstock costs, primarily driven by high propylene costs. EBIT for the business increased from last year as higher selling prices and increased volumes more than offset higher raw material costs.

        Engineering Plastics sales for the quarter were up 22 percent versus the second quarter of 2003, reflecting a 24 percent growth in volume and a 2 percent decline in prices. Volume growth was driven by an increase in demand for compounds and blends within the appliance and electronics industries, and by strong demand for polycarbonate within the optical media industry in North America and Europe. While prices were favorably impacted by the strengthening Euro, local prices decreased under intense competitive pressure. EBIT for the second quarter of 2004 improved due to volume growth and improved operating rates.

        Sales of Epoxy Products and Intermediates for the second quarter were up 32 percent from last year, as volume grew 28 percent and prices rose 4 percent. Demand was strong as the level of economic activity increased in all geographic areas, especially within the coatings industry in North America. All liquid epoxy resin plants in North America ran at high production rates to meet domestic consumption and strong export demand. Price increases were supported by higher capacity utilization within the industry and were broad-based, with increases reported in all geographic areas, except Latin America. EBIT improved significantly as volume growth, improved operating rates and higher prices more than offset an increase in raw material costs.

        Polyurethanes and Thermoset Systems sales for the quarter were up 23 percent from the second quarter of 2003. Volume increased 19 percent, with strong demand in the appliance and construction industries for polyols and methylene diphenyl diisocyanate. Demand also improved for propylene glycol and rigid foams. Compared with last year, prices rose 4 percent. EBIT for the second quarter of 2004 improved as strong volume, higher selling prices and improved operating rates more than offset the impact of increased raw material costs.

        Wire and Cable Compound sales for the second quarter were up 23 percent from last year, due to volume growth of 24 percent, slightly offset by a decline in prices of 1 percent. Volume continued to improve due to increased demand within the telecommunication cable industry. EBIT improved due to an improvement in volume and operating rates.

        Technology Licensing and Catalyst sales for the second quarter were up 18 percent from a year ago due to improved catalyst royalties and licenses related to ethylene glycol technology. EBIT improved from last year, reflecting improved equity earnings from UOP LLC and Univation Technologies, LLC.

        For the first six months of the year, Performance Plastics sales were $4,458 million, up 19 percent from $3,755 million in the same period last year. Volume grew 14 percent, while prices rose 5 percent due to the favorable impact of currency in Europe. Year to date, EBIT for the segment was $459 million, up significantly from $299 million in the first half of 2003, as the impact of increased volumes, higher selling prices and improved operating rates more than offset the higher cost of raw materials. Year-to-date EBIT for 2004 was negatively impacted by the first quarter write-down of the net book value of the Company's polyols production facility in Priolo, Italy ($22 million), following Dow's decision to shut the facility down (see Note C to the Consolidated Financial Statements).

PERFORMANCE CHEMICALS

        Performance Chemicals sales for the second quarter of 2004 were $1,624 million, up 16 percent from $1,404 million in the second quarter of last year due to volume growth of 12 percent and increased prices of 4 percent. Approximately 60 percent of the increase in prices was due to the favorable impact of currency in Europe. EBIT for the second quarter was $113 million, down from $185 million in the second quarter of 2003. Results for the segment for the second quarter of 2004 were negatively impacted by asset impairments totaling $89 million as follows: a $60 million write-down of the Company's contract manufacturing plant in Smithfield, Rhode Island, resulting from the pending disposal of the site; a $21 million partial write-down of a Hampshire Chemical business; and an $8 million write-off of a latex manufacturing facility, which was shut down in the second quarter of 2004 (see Notes D and F to the Consolidated Financial Statements for additional information). Excluding the asset impairments, EBIT improved as higher selling prices, volume growth, improved operating rates and higher equity earnings from OPTIMAL more than offset an increase in feedstock costs.

        Acrylics and Oxide Derivatives sales for the quarter were up 39 percent from the second quarter of 2003, due to volume growth of 28 percent and price increases of 11 percent, including the favorable impact of currency. Volume for acrylics increased primarily due to the acquisition of the acrylates business of Celanese AG on February 2, 2004. Oxide derivatives volume improved due to increased demand for coatings (glycol ethers) and wet strength resin (amines). Prices increased due to a tight supply/demand balance in glycol ethers, ethanolamines and ethyleneamines, resulting in some margin restoration. Increases in volume and price, the favorable impact of improved raw materials contracts, and higher equity earnings from OPTIMAL resulted in a significant increase in EBIT over last year.

        Dow Latex sales for the quarter improved 9 percent compared with the second quarter of 2003. Volume improved 7 percent, while prices increased 2 percent, due to the favorable impact of currency in Europe. Volume for styrene-butadiene latex sold into the coated paper and carpet industries was up significantly. Volume was up 14 percent for UCAR Emulsion Systems based on strong global industry demand for paints. Despite improved volume and selling prices, EBIT for the second quarter declined primarily due to increased raw material costs. EBIT in the second quarter was also negatively impacted by the $8 million write-off of a latex manufacturing facility.

        Specialty Chemicals sales improved 11 percent versus second quarter of 2003 with a 7 percent increase in volume and a 4 percent increase in price, due to the favorable impact of currency in Europe. Both volume and price improved for functional solutions and surfactants in the quarter. Despite improvements in volume and selling prices, EBIT for the second quarter of 2004 was flat compared with last year, due in part to higher raw material costs.

        Specialty Polymers sales in the second quarter of 2004 were up 7 percent from the same period of last year. Volume increased 6 percent; prices increased 1 percent, due to the favorable impact of currency in Europe and Asia Pacific. Volume growth was broad-based with increases in all geographic areas. Sales were strong for ANGUS Chemical Company's products, biocides, CELLOSIZE cellulose ethers, liquid separations and METHOCEL cellulose ethers. EBIT for the second quarter of 2004 declined from the same quarter of 2003 due to a $21 million write-down of a Hampshire Chemical business.

        Performance Chemicals sales were $3,200 million in the first six months of the year, up 15 percent from $2,775 million in the first half of 2003. Compared with last year, volume improved 10 percent, while prices increased 5 percent, primarily due to the favorable impact of currency in Europe and Asia Pacific. EBIT for the first six months of 2004 was $255 million compared with $307 million in 2003. In addition to the asset impairments totaling $89 million recorded in the second quarter of 2004, year-to-date EBIT was negatively impacted by charges recorded in the first quarter related to the shutdown of Hampshire Chemical's Nashua, New Hampshire, manufacturing site. The first quarter charges included a $9 million write-down of the net book value of the facility and a $13 million write-off of goodwill. The site is expected to be closed in the third quarter of 2004; the plant will subsequently be demolished. See Notes C, D and F to the Consolidated Financial Statements for additional information. Excluding these charges, year-to-date EBIT for 2004 improved compared with 2003 as volume growth, higher selling prices and improved equity earnings more than offset the impact of increased feedstock costs.

AGRICULTURAL SCIENCES

        Sales for the Agricultural Sciences segment in the second quarter of 2004 were $1,029 million, up 11 percent from $927 million in the second quarter of 2003, setting a new quarterly record for sales. Volume was up 9 percent, with gains in all geographic areas, while prices improved 2 percent, primarily due to the favorable impact of currency in Europe, Canada, and Asia Pacific. Volume improved due in part to improved agricultural industry conditions worldwide. Volume growth for insecticides was driven by increased sales for spinosad insect control products. Strong volume growth for herbicides was reported in Europe and the United States. Herbicide sales were especially strong for cereal herbicides—florasulam and fluroxypyr, following the launch of a new formulation—and cyhalofop, a rice herbicide. EBIT for the second quarter of 2004 was $271 million, another new quarterly record, up from $233 million in the second quarter of 2003. Strong volume growth and improved pricing contributed to the improvement in EBIT.

        For the first six months of 2004, Agricultural Sciences sales were $1,953 million, up 15 percent from $1,695 million in 2003. Volume grew 12 percent, while prices increased 3 percent, primarily due to the favorable impact of currency in Europe, Asia Pacific and Canada. EBIT for the first half of 2004 was $502 million, up significantly from $363 million last year. The year-over-year improvement in EBIT was the result of strong volume growth, favorable product mix, improved pricing and improved plant utilization.

PLASTICS

        Plastics sales for the second quarter of 2004 were $2,325 million, up 24 percent from $1,877 million a year ago. Compared with last year, volume grew 14 percent, while prices improved 10 percent. Approximately one-third of the price increase was due to the favorable impact of currency in Europe. Double-digit volume growth was reported in all geographic areas, as economic recovery continued to gather momentum and overall demand increased. In the second quarter of 2004, volumes returned to more historic levels, slightly above volumes experienced prior to 2003. In the second quarter of last year, volumes declined significantly as customers worked to reduce the inventories they had built in anticipation of higher prices and the war in Iraq. Selling prices in the second quarter of 2004 were up primarily due to higher feedstock and energy costs. EBIT for the second quarter was $399 million, up significantly from $159 million in the second quarter of 2003. Results for the second quarter of 2004 included a gain of $124 million associated with the divestiture of assets in conjunction with the formation of Equipolymers, a new 50:50 joint venture with Petrochemical Industries Company of Kuwait (see Note D to the Consolidated Financial Statements). In addition, EBIT for the second quarter improved as higher selling prices and improved equity earnings from EQUATE and DuPont Dow Elastomers offset the unfavorable impact of higher feedstock costs.

        Polyethylene sales were up 24 percent from the second quarter of 2003 as volume increased by 14 percent and prices rose 10 percent, including the favorable impact of currency in Europe. Double-digit volume growth was reported in most geographic areas, as the continuing global economic recovery resulted in higher overall polyethylene demand. Higher prices were also reported in all geographic areas, reflecting efforts by the business to offset the impact of higher feedstock costs. EBIT for the quarter improved significantly from the second quarter of 2003, as higher selling prices, higher operating rates and improved equity earnings from EQUATE more than offset the increase in feedstock costs.

        Polypropylene sales were up 27 percent over the second quarter of 2003, as volume increased 16 percent and prices increased 11 percent, including the favorable impact of currency in Europe. Improving economic conditions in North America and Europe resulted in an increase in volume; however, availability of propylene in Europe continued to be limited, causing a negative impact on the production capabilities of the business. Price increases, driven by higher feedstock costs, were reported in all geographic areas. Despite higher selling prices and cost reduction efforts, EBIT declined from the same quarter of last year due to the negative impact of higher feedstock costs.

        Polystyrene sales for the second quarter of 2004 were up 36 percent as volume increased 23 percent and prices improved 13 percent, including the favorable impact of currency in Europe. Volume improved significantly over 2003 levels with double-digit growth in all geographic areas. As with the other Plastics businesses, volume was down significantly in the second quarter of last year as customers worked to reduce inventories they had built in the first quarter of 2003. Demand increased as the economic recovery continued in the second quarter of this year and volumes returned to levels comparable with those experienced prior to 2003. Price improvement was also reported in all geographic areas as the business raised prices in response to higher styrene monomer costs. EBIT for the second quarter of 2004 declined from last year as higher feedstock costs more than offset the benefit of improved volume and increased selling prices.

        Plastics sales for the first six months of 2004 were $4,559 million, up 18 percent from $3,851 million in the first half of 2003. Compared with last year, prices increased 11 percent and volume grew 7 percent; the favorable impact of currency on sales accounted for approximately 40 percent of the increase in prices. Year to date, EBIT was $706 million, up significantly from $296 million in the first six months of 2003, as higher selling prices, stronger volume, higher equity earnings, and the gain from the sale of assets in conjunction with the formation of Equipolymers more than offset the impact of higher feedstock costs.

CHEMICALS

        Second quarter sales for the Chemicals segment were $1,370 million, up 31 percent from $1,048 million for the second quarter of last year, due to a 14 percent increase in prices and a 17 percent increase in volume. Price increases were especially strong for ethylene glycol, driven by improving supply/demand balances, as well as higher feedstock and energy costs. Volume improved primarily due to increasing demand for ethylene glycol and for vinyl chloride monomer ("VCM"). The increase in VCM volume was driven by strong customer demand for polyvinyl chloride. VCM prices increased slightly during the quarter. While caustic soda volumes improved in the second quarter, prices were down from the second quarter of last year. EBIT for the quarter was $726 million, up significantly from $101 million in the second quarter of 2003. Results for the second quarter of 2004 included a gain of $439 million associated with the divestiture of assets in conjunction with the formation of MEGlobal, a new 50:50 joint venture with Petrochemical Industries Company of Kuwait (see Note D to the Consolidated Financial Statements). In addition, EBIT for the second quarter included improved margins and higher equity earnings from OPTIMAL and EQUATE.

        For the first half of 2004, sales for the Chemicals segment were $2,646 million, up 26 percent from $2,097 million last year, as prices rose 13 percent and volume grew 13 percent. Year to date, EBIT was $899 million, up significantly from $135 million in the first six months of 2003 as the benefit of higher selling prices and higher equity earnings, as well as the gain on the sale of assets related to the formation of MEGlobal, more than offset the increases in feedstock and energy costs.

HYDROCARBONS AND ENERGY

        Hydrocarbons and Energy sales for the second quarter of 2004 were $1,127 million, up 14 percent from $985 million in the second quarter of 2003. A 22 percent increase in selling prices was partially offset by an 8 percent decline in volume. Volume was down versus last year primarily due to lower sales of monomers, resulting from stronger internal demand. Year-to-date sales for the segment were $2,186 million, up 12 percent from $1,944 million in the first half of 2003, principally due to an increase in prices. Increases in selling prices in 2004 over last year were driven by higher feedstock costs.

        The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. Hydrocarbons and Energy EBIT for the quarter was zero, compared with $8 million in the second quarter of last year. EBIT for the first six months of 2004 was a loss of $1 million compared with a loss of $13 million for the same period of 2003. EBIT in the first half of last year was negatively impacted by a $16 million impairment charge recorded in the first quarter associated with Union Carbide's ethylene production facility in Seadrift, Texas, which was shut down in the third quarter of 2003.

UNALLOCATED AND OTHER

        Included in the results for Unallocated and Other are:

  •
  expenses related to Dow Ventures,

  •
  asbestos-related defense and resolution costs,

  •
  overhead and other cost recovery variances not allocated to the operating segments,

  •
  results of insurance operations,

  •
  gains and losses on sales of financial assets,

  •
  foreign exchange hedging results, and

  •
  Dow's share of the earnings/losses of Dow Corning and Cargill Dow.

        EBIT for the second quarter of 2004 was a loss of $616 million compared with a loss of $50 million in the second quarter of 2003. EBIT was negatively impacted by the following items: employee-related restructuring charges, including severance of $225 million and curtailment costs of $71 million; the recognition of a $148 million liability associated with a loan guarantee for Cargill Dow; and the write-down of a marine terminal of $10 million (to be sold in the third quarter of 2004). See Note D to the Consolidated Financial Statements for additional information on these restructuring charges.

        EBIT for the first six months of 2004 was a loss of $788 million compared with a loss of $244 million for the same period of 2003. In addition to the items previously mentioned for the second quarter of 2004, EBIT for the first half of 2004 was negatively impacted by asbestos-related defense and resolution costs, net of insurance, of $73 million and losses on the sales of assets of approximately $36 million. EBIT for the first half of last year was unfavorably impacted by asbestos-related defense and resolution costs, net of insurance, of $48 million and costs associated with decisions made in the first quarter of last year relative to under-performing and non-strategic assets (which resulted in the $11 million write-down of Union Carbide's chemical transport vessel, sold in the second quarter of 2003; and the write-off of cancelled capital projects totaling $12 million).

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
Percentage change from prior year
	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	17%	3%	20%	14%	5%	19%
Performance Chemicals	12%	4%	16%	10%	5%	15%
Agricultural Sciences	9%	2%	11%	12%	3%	15%
Plastics	14%	10%	24%	7%	11%	18%
Chemicals	17%	14%	31%	13%	13%	26%
Hydrocarbons and Energy	(8)%	22%	14%	(1)%	13%	12%

Total	11%	8%	19%	9%	8%	17%

Geographic area sales
United States	6%	5%	11%	6%	5%	11%
Europe	9%	11%	20%	7%	11%	18%
Rest of World	23%	10%	33%	17%	10%	27%

Total	11%	8%	19%	9%	8%	17%

OUTLOOK

        For the chemical industry, improving global GDP and industrial production are expected to drive higher demand during the remainder of 2004, and with limited additional capacity additions, supply/demand balances should continue to tighten. Ethylene glycol is relatively tight and is expected to remain so for the balance of the year. With improved demand for caustic soda and the anticipated seasonal slowdown in polyvinyl chloride, chlor-alkali is also tightening. The ethylene chain is expected to show improvement towards the end of the year.

        Continued volatility in feedstock and energy costs add uncertainty to the profit outlook. Purchased feedstock and energy costs are expected to increase further in the third quarter from unprecedented levels in the second quarter of 2004. The year-over-year increase is expected to be substantial, continuing to put significant pressure on margins. Compared with the second quarter, prices are expected to increase in the third quarter for most major products, roughly keeping pace with the increase in feedstock and energy costs. Excluding the agricultural business and the impact of the second quarter divestitures (i.e., related to the formation of MEGlobal and Equipolymers), volume should improve slightly from the second quarter in most businesses, as strengthening economic conditions are expected to offset the typical summer slowdown in Europe and North America. With the end of the agricultural season in the northern hemisphere, the Company's agricultural business is expected to follow its normal seasonal pattern with modestly positive results for the second half of the year. Structural costs are expected to improve in the third quarter versus the second quarter of 2004 due to lower expenses for planned turnarounds and the positive impact of organizational restructuring.

        Moving forward, Dow will maintain a sharp focus on controlling costs, improving productivity and restoring margins. The Company is well positioned to benefit from stronger global economic conditions and improving industry fundamentals, and therefore expects financial performance to improve through the remainder of 2004 compared with last year.

CHANGES IN FINANCIAL CONDITION

        The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
In millions	June 30, 2004	June 30, 2003
Cash provided by (used in):
Operating activities	$719	$1,662
Investing activities	81	(571)
Financing activities	(894)	(327)
Effect of exchange rate changes on cash	(4)	28

Net change in cash and cash equivalents	$(98)	$792

        Despite a significant improvement in earnings in the first six months of 2004, cash provided by operating activities declined versus the same period of last year due to an increase in working capital requirements and the payment of performance awards to employees of $390 million in the first quarter of this year. Last year, cash provided by operating activities included the receipt of a $275 million income tax refund related to U.S. net operating losses and the collection of a noncurrent receivable of $263 million.

        Cash provided by investing activities in the first six months of 2004 increased versus the same period of last year due to proceeds from the divestiture of assets related to the formation of MEGlobal and Equipolymers, 50:50 joint ventures with Petrochemical Industries Company of Kuwait, which were partially offset by the use of cash to acquire the acrylates business of Celanese AG.

        Cash used in financing activities in the first six months of 2004 increased compared with the same period of last year, principally due to net higher payments to reduce short- and long-term debt, which were only partially offset by higher proceeds from sales of common stock (related to the exercise of stock options and the employees' stock purchase plan).

        The following tables present working capital, total debt and certain balance sheet ratios at June 30, 2004 versus December 31, 2003:

Working Capital In millions	June 30, 2004	Dec. 31, 2003
Current assets	$13,578	$13,002
Current liabilities	8,900	9,534

Working capital	$4,678	$3,468

Current ratio	1.53:1	1.36:1
Days-sales-outstanding-in-receivables	42	42
Days-sales-in-inventory	55	56

Total Debt In millions	June 30, 2004	Dec. 31, 2003
Notes payable	$240	$258
Long-term debt due within one year	104	1,088
Long-term debt	12,241	11,763

Gross debt	$12,585	$13,109

Cash and cash equivalents	$2,294	$2,392
Marketable securities and interest-bearing deposits	43	42

Net debt	$10,248	$10,675

Gross debt as a percent of total capitalization	52.7%	55.4%
Net debt as a percent of total capitalization	47.6%	50.3%

        As part of its ongoing financing activities, Dow routinely issues promissory notes under its U.S. and Euromarket commercial paper programs. At June 30, 2004, there were no commercial paper borrowings outstanding. In the event Dow is unable to access these short-term markets, due to a systemic disruption or other extraordinary events, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.25 billion 364-day revolving credit facility, which matures in April 2005, and a $1.75 billion 5-year revolving credit facility, which matures in April 2009. Additional unused credit facilities totaling $930 million were available for use by foreign subsidiaries.

        At June 30, 2004, the Company had $3,455 million of SEC-registered securities available for issuance under U.S. shelf registrations, as well as Euro 1.5 billion (approximately $1.8 billion) available for issuance under the Company's Euro Medium Term Note Program.

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

        The following table provides the Company's expected cash requirements for interest at June 30, 2004:

	Payments Due by Year
Expected Cash Requirements for Interest at June 30, 2004 In millions
	2004	2005	2006	2007	2008	2009 and beyond	Total
Expected cash requirements for interest	$807	$757	$709	$637	$563	$518	$3,991

        In the first quarter of 2004, the Company entered into a throughput agreement for the right to use a liquefied natural gas terminal in North America. The fixed and determinable portion of the obligation requires payments of $70 million per year for 20 years beginning in 2007. Additionally, in the first quarter of 2004, the Company entered into an agreement for the purchase of power in North America with required payments of $56 million in 2006, $54 million in 2007 and $35 million in 2008. On July 1, 2004, the Company entered into an agreement for marine terminal services in Texas with required payments of $8 million in 2004, $15 million in 2005, $12 million in 2006, $10 million in 2007, $10 million in 2008, and $28 million in 2009 and beyond.

        The Company also had outstanding guarantees at June 30, 2004. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note G to the Consolidated Financial Statements.

        On July 30, 2004, the Company paid a quarterly dividend of $0.335 per share to shareholders of record on June 30, 2004. Since 1912, the Company has paid a dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 92-year period, Dow has increased the amount of the quarterly dividend 45 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

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

  Litigation

          The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note G to the Consolidated Financial Statements.

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

          At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions used in the ARPC study to determine whether the accrual continues to be appropriate. Based on Union Carbide's review of 2004 activity, Union Carbide determined that no change to the accrual was required at June 30, 2004.

          Union Carbide's asbestos-related liability for pending and future claims was $1.8 billion at June 30, 2004 and $1.9 billion at December 31, 2003. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $864 million at June 30, 2004 and $1.0 billion at December 31, 2003. In addition, Union Carbide had receivables for insurance recoveries of $447 million at June 30, 2004 and $349 million at December 31, 2003 for defense and resolution costs.

          The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

          For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note G to the Consolidated Financial Statements.

  Environmental Matters

          The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $381 million at December 31, 2003, for environmental remediation and restoration costs, including $40 million for the remediation of Superfund sites. At June 30, 2004, the Company had accrued obligations of $377 million for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note G to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  Pension and Other Postretirement Benefits

          The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2003, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note G to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

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

          At June 30, 2004, the Company had a net deferred tax asset balance of $3.2 billion, after valuation allowances of $240 million.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first half of 2004. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	Six Months Ended June 30, 2004	Twelve Months Ended December 31, 2003
Claims unresolved at beginning of period	193,891	200,882
Claims filed	34,013	122,586
Claims settled, dismissed or otherwise resolved	(24,389)	(129,577)

Claims unresolved at end of period	203,515	193,891

Claimants with claims against both Union Carbide and Amchem	69,647	66,656

Individual claimants at end of period	133,868	127,235

        A review of a representative sample of cases outstanding at December 31, 2003 showed that in more than 98 percent of the cases filed against Union Carbide and Amchem, no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage increased with the more recently filed cases included in the review. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to Union Carbide, Amchem or any other particular defendant. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide's litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

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

        At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, Union Carbide requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at that time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed and received in the first half of 2004 was in line with the number of claims assumed to be filed in the ARPC study. Based on Union Carbide's review of 2004 activity, Union Carbide determined that no change to the accrual was required at June 30, 2004.

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

        Union Carbide's asbestos-related liability for pending and future claims was $1.8 billion at June 30, 2004 and $1.9 billion at December 31, 2003. At June 30, 2004, approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $864 million at June 30, 2004 and $1.0 billion at December 31, 2003. At June 30, 2004, $505 million of the receivable was due from insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	June 30, 2004	Dec. 31, 2003
Receivables for defense costs	$89	$94
Receivables for resolution costs	358	255

Total	$447	$349

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs

In millions	Six Months Ended June 30, 2004	Twelve Months Ended December 31, 2003
Defense costs for the period	$47	$110
Aggregate defense costs to date	305	258
Resolution costs for the period	148	293
Aggregate resolution costs to date	774	626

        Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $48 million in the second quarter of 2004 ($18 million in the second quarter of 2003) and $73 million in the first six months of 2004 ($48 million in the first six months of 2003), and was reflected in "Cost of sales."

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

        The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

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

The Dow Chemical Company and Subsidiaries
PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Asbestos-Related Matters of Union Carbide Corporation

        No material developments regarding this matter occurred during the second quarter of 2004. For a summary of the history and current status of this matter, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation; and Note G to the Consolidated Financial Statements.

Environmental Matters

        Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, is currently negotiating with the United States Environmental Protection Agency to resolve violations of the Resource Conservation and Recovery Act alleged to have occurred over the five-year period ended on July 1, 2004, relative to management of accumulated process solvent residue in tanker trailers at Union Carbide's catalyst plant in Norco, Louisiana. Under a contemplated agreement, Union Carbide will pay a civil penalty and will fund and perform an environmentally beneficial project, together totaling in excess of $100,000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of stockholders of The Dow Chemical Company was held on May 13, 2004. At that meeting the following directors were elected to serve three-year terms to expire at the annual meeting in 2007: Arnold A. Allemang, John C. Danforth*, Jeff M. Fettig, James M. Ringler and William S. Stavropoulos. Andrew N. Liveris was elected to serve a one-year term to expire at the annual meeting in 2005. In addition, the terms of the following directors continued after that meeting: Jacqueline K. Barton, Anthony J. Carbone, J. Michael Cook, Willie D. Davis, Barbara Hackman Franklin, Keith R. McKennon, J. Pedro Reinhard, Harold T. Shapiro and Paul G. Stern.

        The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter	For	Against	Withheld	Abstentions	Broker Nonvotes
1. Election of Directors: Class III
Arnold A. Allemang	798,870,773	N/A	21,107,911	N/A	N/A
John C. Danforth*	796,960,073	N/A	23,018,611	N/A	N/A
Jeff M. Fettig	797,629,465	N/A	22,349,219	N/A	N/A
James M. Ringler	807,023,665	N/A	12,955,019	N/A	N/A
William S. Stavropoulos	797,868,062	N/A	22,110,622	N/A	N/A
Class I
Andrew N. Liveris	799,767,128	N/A	20,211,556	N/A	N/A
2. Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for 2004	795,027,959	19,344,009	N/A	5,606,716	N/A
3. Amendment of the Restated Certificate of Incorporation for the annual election of Directors	804,930,213	8,275,316	N/A	6,773,155	N/A
4. Stockholder Proposal on Bhopal	40,417,050	618,594,737	N/A	61,384,414	99,582,483

*
Ambassador John C. Danforth retired from the Company's Board of Directors effective June 24, 2004, upon his confirmation as U.S. Ambassador to the United Nations.

N/A—Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

  See the Exhibit Index on page 47 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

(b)
Reports on Form 8-K.

  The following Current Reports on Form 8-K were filed by the Company during the second quarter of 2004:

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

    On May 6, 2004, the Company filed a Current Report on Form 8-K that included Exhibit 12.1 (Computation of Ratio of Earnings to Fixed Charges), which included prior period ratios adjusted to reflect the recalculation of those ratios to include preferred security dividends from the Company's consolidated subsidiaries.

    On June 1, 2004, the Company filed a Current Report on Form 8-K that included a press release issued on June 1, 2004, in which Dow and Petrochemical Industries Company of Kuwait jointly announced the formation of two new joint ventures, MEGlobal and Equipolymers.

  The following Current Reports on Form 8-K were filed by the Company subsequent to the second quarter of 2004:

    On July 1, 2004, the Company filed a Current Report on Form 8-K that included a press release issued by MEGlobal on July 1, 2004, announcing the receipt of full regulatory approval and commencement of operations of MEGlobal, a 50:50 joint venture between the Company and Petrochemical Industries Company of Kuwait.

    On July 1, 2004, the Company filed a Current Report on Form 8-K that included a press release issued by Equipolymers on July 1, 2004, announcing the receipt of full regulatory approval and commencement of operations of Equipolymers, a 50:50 joint venture between the Company and Petrochemical Industries Company of Kuwait.

    On July 29, 2004, the Company filed a Current Report on Form 8-K that included a press release issued on July 29, 2004, announcing the second quarter of 2004 earnings for the Company.

    On August 2, 2004, the Company filed a Current Report on Form 8-K that included a press release issued on August 2, 2004, announcing that Andrew N. Liveris, president and chief operating officer, will become president and chief executive officer effective November 1, 2004.

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

The following trademark of Hampshire Chemical Corp. appears in this report: HAMPOSYL

The following trademark of Mycogen Corporation appears in this report: MYCOGEN

The following trademark of PhytoGen Seed Company, LLC appears in this report: PHYTOGEN

The following trademarks or service marks of Union Carbide Corporation or its subsidiaries appear in this report:

  CARBOWAX, CELLOSIZE, FLEXOMER, LP OXO, METEOR, NEOCAR, POLYOX, POLYPHOBE, REDI-LINK, SHAC, SI-LINK, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

The Dow Chemical Company and Subsidiaries
Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY Registrant

Date: August 3, 2004

/s/ FRANK H. BROD Frank H. Brod Vice President and Controller

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
3(i)	A copy of the Restated Certificate of Incorporation of The Dow Chemical Company as filed with the Secretary of State in the State of Delaware on May 18, 2004.
23	Analysis, Research & Planning Corporation's Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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