Form 10-Q
period 2004-09-30
DOW CHEMICAL CO /DE/
filed 2004-10-29
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

Class	Outstanding at September 30, 2004
Common Stock, par value $2.50 per share	942,969,840 shares

The Dow Chemical Company
Table of Contents

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net Sales	$10,072	$7,977	$29,225	$24,300

Cost of sales	8,697	6,861	24,949	20,994
Research and development expenses	248	247	761	730
Selling, general and administrative expenses	341	334	1,051	1,043
Amortization of intangibles	19	14	64	44
Restructuring net gain	—	—	20	—
Equity in earnings of nonconsolidated affiliates	232	74	626	203
Sundry income—net	35	69	20	115
Interest income	19	22	58	60
Interest expense and amortization of debt discount	193	204	561	626

Income before Income Taxes and Minority Interests	860	482	2,563	1,241

Provision for income taxes	214	127	702	360
Minority interests' share in income	29	23	90	71

Income before Cumulative Effect of Change in Accounting Principle	617	332	1,771	810

Cumulative effect of change in accounting principle	—	—	—	(9)

Net Income Available for Common Stockholders	$617	$332	$1,771	$801

Share Data
Earnings before cumulative effect of change in accounting principle per common share—basic	$0.66	$0.36	$1.89	$0.88
Earnings per common share—basic	$0.66	$0.36	$1.89	$0.87
Earnings before cumulative effect of change in accounting principle per common share—diluted	$0.65	$0.36	$1.87	$0.88
Earnings per common share—diluted	$0.65	$0.36	$1.87	$0.87
Common stock dividends declared per share of common stock	$0.335	$0.335	$1.005	$1.005
Weighted-average common shares outstanding—basic	940.9	919.8	937.0	917.3
Weighted-average common shares outstanding—diluted	951.4	926.5	948.8	922.9

Depreciation	$515	$434	$1,435	$1,293

Capital Expenditures	$321	$256	$851	$751

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2004	Dec. 31, 2003
Assets
Current Assets
Cash and cash equivalents	$2,402	$2,392
Marketable securities and interest-bearing deposits	38	42
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2004: $135; 2003: $118)	4,338	3,574
Other	2,563	2,246
Inventories	4,702	4,050
Deferred income tax assets—current	338	698

Total current assets	14,381	13,002

Investments
Investment in nonconsolidated affiliates	2,484	1,878
Other investments	2,071	1,971
Noncurrent receivables	205	230

Total investments	4,760	4,079

Property
Property	40,397	40,812
Less accumulated depreciation	26,915	26,595

Net property	13,482	14,217

Other Assets
Goodwill	3,152	3,226
Other intangible assets (net of accumulated amortization—2004: $471; 2003: $406)	536	579
Deferred income tax assets—noncurrent	4,423	4,113
Asbestos-related insurance receivables—noncurrent	1,145	1,176
Deferred charges and other assets	1,470	1,499

Total other assets	10,726	10,593

Total Assets	$43,349	$41,891

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$180	$258
Long-term debt due within one year	478	1,088
Accounts payable:
Trade	3,454	2,843
Other	2,239	2,041
Income taxes payable	420	212
Deferred income tax liabilities—current	290	241
Dividends payable	317	331
Accrued and other current liabilities	2,496	2,520

Total current liabilities	9,874	9,534

Long-Term Debt	11,785	11,763

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,228	1,124
Pension and other postretirement benefits—noncurrent	3,593	3,572
Asbestos-related liabilities—noncurrent	1,586	1,791
Other noncurrent obligations	3,351	3,556

Total other noncurrent liabilities	9,758	10,043

Minority Interest in Subsidiaries	419	376

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	107	8
Unearned ESOP shares	(27)	(30)
Retained earnings	10,820	9,994
Accumulated other comprehensive loss	(1,542)	(1,491)
Treasury stock at cost	(1,298)	(1,759)

Net stockholders' equity	10,513	9,175

Total Liabilities and Stockholders' Equity	$43,349	$41,891

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

		Nine Months Ended
In millions (Unaudited)		Sept. 30, 2004	Sept. 30, 2003
Operating Activities	Income before cumulative effect of change in accounting principle	$1,771	$810
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	1,575	1,401
	Provision for deferred income tax	208	122
	Earnings/losses of nonconsolidated affiliates in excess of dividends received	(442)	(88)
	Minority interests' share in income	90	71
	Net (gain) loss on sales of consolidated companies	(1)	3
	Net gain on sales of investments	(18)	(15)
	Net gain on sales of property and businesses	(13)	(93)
	Other net (gain) loss	65	(2)
	Net gain on sale of nonconsolidated affiliates	(42)	(21)
	Net gain on asset divestitures related to formation of nonconsolidated affiliates	(563)	—
	Restructuring charges	421	—
	Tax benefit—nonqualified stock option exercises	52	23
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	(1,246)	(288)
	Inventories	(676)	(22)
	Accounts payable	1,012	(48)
	Noncurrent receivables	24	269
	Other assets and liabilities	(669)	608

	Cash provided by operating activities	1,548	2,730

Investing Activities	Capital expenditures	(851)	(751)
	Proceeds from sales of property and businesses	37	202
	Acquisitions of businesses	(149)	(8)
	Investments in consolidated companies	(6)	(69)
	Proceeds from sales of consolidated companies	7	—
	Investments in nonconsolidated affiliates	(81)	(70)
	Distribution from nonconsolidated affiliate	3	—
	Proceeds from sale of nonconsolidated affiliates	70	51
	Proceeds from asset divestitures related to formation of nonconsolidated affiliates	845	—
	Purchases of investments	(1,297)	(1,283)
	Proceeds from sales and maturities of investments	1,197	1,136

	Cash used in investing activities	(225)	(792)

Financing Activities	Changes in short-term notes payable	(123)	(195)
	Payments on long-term debt	(1,198)	(797)
	Proceeds from issuance of long-term debt	621	901
	Purchases of treasury stock	(8)	(5)
	Proceeds from sales of common stock	393	138
	Distributions to minority interests	(55)	(53)
	Dividends paid to stockholders	(938)	(920)

	Cash used in financing activities	(1,308)	(931)

Effect of Exchange Rate Changes on Cash		(5)	75

Summary	Increase in cash and cash equivalents	10	1,082
	Cash and cash equivalents at beginning of year	2,392	1,484

	Cash and cash equivalents at end of period	$2,402	$2,566

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net Income Available for Common Stockholders	$617	$332	$1,771	$801

Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	11	3	(13)	35
Translation adjustments	69	51	(154)	236
Minimum pension liability adjustments	—	—	(16)	(3)
Net gains (losses) on cash flow hedging derivative instruments	104	(30)	132	(28)

Total other comprehensive income (loss)	184	24	(51)	240

Comprehensive Income	$801	$356	$1,720	$1,041

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A—CONSOLIDATED FINANCIAL STATEMENTS

        The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries ("Dow" or the "Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B—ACCOUNTING CHANGES

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 on January 1, 2003 resulted in the recognition of an asset retirement obligation of $45 million and a charge of $9 million (net of tax of $5 million), which was included in "Cumulative effect of change in accounting principle."

        In accordance with SFAS No. 143, the Company has recognized asset retirement obligations related to demolition and remediation activities at manufacturing sites in the United States, Germany, France and The Netherlands. In addition, the Company has recognized obligations related to capping activities at landfill sites in the United States, Canada, Italy and Brazil. The aggregate carrying amount of asset retirement obligations recognized by the Company was $47 million at September 30, 2004 and $46 million at December 31, 2003. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

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

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income, as reported	$617	$332	$1,771	$801
Add: Stock-based compensation expense included in reported net income, net of tax	35	10	87	21
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(40)	(19)	(101)	(57)

Pro forma net income	$612	$323	$1,757	$765

Earnings per share (in dollars):
Basic—as reported	$0.66	$0.36	$1.89	$0.87
Basic—pro forma	0.65	0.35	1.87	0.83
Diluted—as reported	0.65	0.36	1.87	0.87
Diluted—pro forma	0.64	0.35	1.85	0.83

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

        In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 was effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard were effective for interim periods beginning after December 15, 2003. See Note H for the Company's interim disclosures regarding pension plans and other postretirement benefits.

        In March 2004, the FASB ratified the consensuses reached by the Emerging Issues Task Force ("EITF") with respect to EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The recognition and measurement guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FSP EITF Issue No. 03-1-1, which delays the effective date for measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1 pending final issuance of an FSP providing other application guidance on EITF Issue No. 03-1. Certain qualitative and quantitative disclosures for SFAS No. 115 securities were effective for fiscal years ending after December 15, 2003 (see Note H to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003). Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004.

        In March 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 03-16, "Accounting for Investments in Limited Liability Companies." According to EITF Issue No. 03-16, a limited liability company ("LLC") that maintains a "specific ownership account" for each investor should be viewed similar to a limited partnership for determining whether a noncontrolling investment in an LLC should be accounted for using the cost or equity method. The consensus applies to all investments in LLCs (except those required to be accounted for as debt securities) and was effective for reporting periods beginning after June 15, 2004. The Company has reviewed its investments in LLCs and has determined that Dow's current accounting treatment for these investments is consistent with the guidance in EITF Issue No. 03-16.

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are "actuarially equivalent" and thus qualify for a subsidy under the Act. The Company adopted the provisions of FSP No. 106-2 in the third quarter of 2004. See Note H regarding the impact of adoption in the third quarter of 2004 and the required disclosures.

        In July 2004, the FASB ratified the consensuses reached by the EITF with respect to EITF Issue No. 02-14, "Whether Investors Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." According to EITF Issue No. 02-14, when an investor has the ability to exercise significant influence over the operating and financial policies of an investee, the equity method of accounting should be applied to investments in common stock and in-substance common stock. EITF Issue No. 02-14 addresses the determination of whether an investment is in-substance common stock and when to perform that evaluation, but does not address the determination of whether an investor has the ability to exercise significant influence over the operating and financial policies of the investee. The consensuses apply to reporting periods beginning after September 15, 2004. The Company has reviewed its investments and has determined that its current accounting treatment for these investments is consistent with the guidance in EITF Issue No. 02-14.

        In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," which clarifies the guidance in paragraph 19 of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. The consensus applies to fiscal years ending after October 13, 2004. The Company is currently evaluating the impact of applying this guidance.

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

        In the first quarter of 2004, Dow continued to evaluate non-strategic and under-performing assets, and management made decisions regarding the disposition of certain of the Company's assets. These decisions resulted in charges totaling $39 million. The two largest items were related to a manufacturing facility for the production of polyols and propylene glycol in Priolo, Italy, and a manufacturing facility for the production of HAMPOSYL surfactants in Nashua, New Hampshire. On April 1, 2004, the Company announced the permanent closure of the Priolo plant; therefore, in the first quarter of 2004, the net book value of $22 million was written down, with a charge to "Cost of sales" in the Performance Plastics segment. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants (manufactured by Hampshire Chemical Corp. ["Hampshire Chemical"], a wholly owned subsidiary of the Company) and as a result, wrote down the net book value of the assets of $9 million against "Cost of sales" in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; the plant will subsequently be demolished. See Note F regarding the write-off of goodwill associated with this line of business.

        See Notes D and F regarding impairments of long-lived assets and a write-off of goodwill in the second quarter of 2004.

NOTE D—RESTRUCTURING

        In the second quarter of 2004, the Company recorded a net pretax gain of $20 million related to restructuring activities. The net gain included gains totaling $563 million related to the divestiture of assets in conjunction with the formation of two new joint ventures, substantially offset by asset impairments of $99 million related to the future sale or shutdown of facilities; the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"); and employee-related restructuring charges of $296 million. The net impact of the transactions is shown as "Restructuring net gain" in the consolidated statements of income. The second quarter activities are further described below.

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

  •
  Equipolymers, a 50:50 joint venture for the manufacture of purified terephthalic acid ("PTA") and the manufacture and marketing of polyethylene terephthalate resins ("PET").

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

        On July 1, 2004, Dow began accounting for the joint ventures using the equity method of accounting. Dow's share of the earnings/losses of MEGlobal are reflected in the results for the Chemicals segment; Dow's share of the earnings/losses of Equipolymers are reflected in the results for the Plastics segment.

Asset Impairments

        In the second quarter of 2004, Dow continued to evaluate non-strategic and under-performing assets, and management made decisions regarding the disposition of certain of the Company's assets. As a result, the Company recorded asset impairments totaling $99 million related to the future sale or shutdown of facilities as follows:

  •
  In the fourth quarter of 2003, Biopharmaceutical Contract Manufacturing Services ("BCMS"), located in Smithfield, Rhode Island, lost its contract manufacturing relationship with its largest customer. After a review of the business and site was completed in the second quarter of 2004, the Company decided to seek bids to sell BCMS. Based on indications of interest from potential buyers, the assets were written down in the second quarter to their fair value, with a $60 million charge against the Performance Chemicals segment. In the third quarter of 2004, the business ceased production at the facility.

  •
  In the second quarter of 2004, the Company recorded asset impairments totaling $39 million for the second quarter shutdown of a latex manufacturing facility ($8 million), the pending sale of a marine terminal ($10 million) and the results of a cash flow analysis of a Specialty Polymers business ($21 million). The impairments resulted in charges against the Performance Chemicals segment of $29 million and Unallocated and Other of $10 million. See Note F regarding a goodwill write-off associated with the Specialty Polymers line of business. The sale of the marine terminal was completed in the third quarter. The Company expects to sell the Specialty Polymers line of business in the fourth quarter of 2004.

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

Employee-Related Restructuring Charges

        In the second quarter of 2004, the Company recorded employee-related restructuring charges totaling $296 million. The charges resulted from decisions made by management in the second quarter relative to employment levels as the Company restructured its business organization and finalized plans for additional plant shutdowns and divestitures. The charges included severance of $225 million for a workforce reduction of 2,455 people, most of whom were expected to end their employment with Dow by the end of the third quarter of 2004, and curtailment costs of $71 million associated with Dow's defined benefit plans. The charges were included in the results of Unallocated and Other.

        As of September 30, 2004, the Company's workforce had been reduced by 1,734 people due to this restructuring. Severance of $106 million was paid to 1,485 former employees; severance of $23 million was deferred until 2005 by 249 former employees. At September 30, 2004, an accrual of $96 million (excluding the deferred severance) remained for approximately 720 employees, most of whom will end their employment with Dow by the end of 2004.

NOTE E—INVENTORIES

        The following table provides a breakdown of inventories at September 30, 2004 and December 31, 2003:

Inventories In millions	Sept. 30, 2004	Dec. 31, 2003
Finished goods	$2,543	$2,396
Work in process	1,132	837
Raw materials	574	373
Supplies	453	444

Total inventories	$4,702	$4,050

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $777 million at September 30, 2004 and $330 million at December 31, 2003.

NOTE F—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table shows changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by operating segment:

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at December 31, 2003	$913	$781	$1,320	$149	$63	$3,226

Goodwill write-offs:
Hampshire Chemical businesses	—	(31)	—	—	—	(31)
Reduction related to formation of Equipolymers joint venture	—	—	—	(45)	—	(45)
Increase related to acquisition of remaining 30% interest in Petroquimica Dow-S.A.	—	—	—	2	—	2

Goodwill at September 30, 2004	$913	$750	$1,320	$106	$63	$3,152

        The Specialty Chemicals business has experienced a significant decline in sales of HAMPOSYL surfactants (manufactured by Hampshire Chemical). The Company's efforts to reach an acceptable agreement to sell this line of business were unsuccessful. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants and as a result, wrote off goodwill of $13 million (included in "Amortization of intangibles") associated with this line of business in the Performance Chemicals segment (see Note C). The manufacturing facility for this line of business was shut down in the third quarter of 2004; the plant will subsequently be demolished.

        The Specialty Polymers business has experienced a continued decline in the sales of a line of products manufactured by Hampshire Chemical. In the second quarter of 2004, following the completion of an impairment calculation, the Company wrote off goodwill of $18 million (included in "Restructuring net gain") associated with this line of business against the Performance Chemicals segment (see Note D).

        The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets

	At September 30, 2004			At December 31, 2003
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$287	$(129)	$158	$264	$(107)	$157
Patents	154	(91)	63	153	(81)	72
Software	324	(178)	146	315	(153)	162
Trademarks	138	(29)	109	142	(27)	115
Other	104	(44)	60	111	(38)	73

Total	$1,007	$(471)	$536	$985	$(406)	$579

        The following table provides a summary of acquisitions of intangible assets during the nine months ended September 30, 2004:

Acquisitions of Intangible Assets in 2004

In millions	Acquisition Cost	Weighted-average Amortization Period
Intangible assets with finite lives:
Licenses and intellectual property	$27	5.1 years
Patents	2	5.0 years
Software	21	5.0 years

Total	$50	5.1 years

        Amortization expense for other intangible assets (not including software) was $19 million in the third quarter of 2004, compared with $14 million in the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $51 million, compared with $44 million for the first nine months of 2003. Amortization expense for software, which is included in "Cost of sales," totaled $10 million in the third quarter of 2004 and $7 million in the third quarter of 2003. Year to date, amortization expense for software was $27 million, compared with $21 million for the first nine months of 2003. Total estimated amortization expense for 2004 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2004	$103
2005	93
2006	88
2007	78
2008	64
2009	26

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

        To the extent not previously resolved in state court actions, cases involving Dow Corning's breast implant and other silicone medical products filed against the Company are currently pending in the U. S. District Court for the Eastern District of Michigan as a result of being transferred to that court for resolution in the context of the Joint Plan. Should cases involving Dow Corning's breast implant and other silicone medical products be filed against the Company in the future, they will be accorded similar treatment. It is the opinion of the Company's management that the possibility is remote that a resolution of all such cases will have a material adverse impact on the Company's consolidated financial statements.

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

Environmental Matters

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $381 million at December 31, 2003, for environmental remediation and restoration costs, including $40 million for the remediation of Superfund sites. At September 30, 2004, the Company had total accrued obligations of $385 million for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

        On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License (the "License")to the Company's Midland, Michigan, manufacturing site, which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation, for review and approval by the MDEQ. Scope of Work documents were submitted to the MDEQ and were the subject of public comment. On December 12, 2003, MDEQ provided its formal response to the Company's August 11, 2003 Scope of Work documents in the form of a Notice of Deficiency ("Notice") that required the Company to respond to the Notice by February 17, 2004. The Company submitted revised Scope of Work documents on February 17, 2004. The Company and the MDEQ are engaged in ongoing discussions regarding how to proceed with off-site corrective action under the License. In the third quarter of 2004, the Company increased its accrual for off-site corrective action to $15 million (included in the total accrued obligation of $385 million at September 30, 2004) based on the range of activities that the Company proposed and discussed implementing with the MDEQ during the third quarter. Discussions between the Company and the MDEQ regarding the implementation of off-site corrective action requirements of the License are scheduled to continue.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first nine months of 2004. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

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

        At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, Union Carbide requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at that time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed and received in the first nine months of 2004 was in line with the number of claims assumed to be filed in the ARPC study. Based on Union Carbide's review of 2004 activity, Union Carbide determined that no change to the accrual was required at September 30, 2004.

        Union Carbide's asbestos-related liability for pending and future claims was $1.7 billion at September 30, 2004 and $1.9 billion at December 31, 2003. At September 30, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $749 million at September 30, 2004 and $1.0 billion at December 31, 2003. At September 30, 2004, $505 million of the receivable for insurance recoveries was due from insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2004	Dec. 31, 2003
Receivables for defense costs	$98	$94
Receivables for resolution costs	448	255

Total	$546	$349

        Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $19 million in the third quarter of 2004 ($30 million in the third quarter of 2003) and $92 million in the first nine months of 2004 ($78 million in the first nine months of 2003), and was reflected in "Cost of sales."

        In September 2003, Union Carbide filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the "West Virginia action"). Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage. Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is collectible. Union Carbide reached this conclusion after a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts.

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

Purchase Commitments

        At December 31, 2003, the Company had five major agreements for the purchase of ethylene-related products in North America. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $580 million in 2003. On January 1, 2004, seven additional agreements for the purchase of ethylene-related products in North America became effective. Another agreement for the purchase of ethylene-related products in North America will become effective on January 1, 2005. The Company's commitments associated with all of these agreements are included in the table below.

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

        At December 31, 2003, the Company was also committed to lease PET manufacturing facilities under construction in Germany. This lease was assigned to Equipolymers, a new 50:50 joint venture, in the second quarter of 2004, following the formation of that joint venture (see Note D).

        In the first quarter of 2004, the Company entered into a throughput agreement for the right to use a liquefied natural gas terminal in North America. The fixed and determinable portion of the obligation requires payments of $70 million per year for 20 years beginning in 2007. In addition, in the first quarter of 2004, the Company entered into an agreement for the purchase of power in North America that requires payments of $56 million in 2006, $54 million in 2007 and $35 million in 2008. On July 1, 2004, the Company entered into an agreement for marine terminal services in Texas with required payments of $8 million in 2004, $15 million in 2005, $12 million in 2006, $10 million in 2007, $10 million in 2008, and $28 million in 2009 and beyond. Also in the third quarter of 2004, the Company entered into an agreement for the purchase of styrene with required payments of $13 million in 2007, $26 million in 2008, and $231 million in 2009 and beyond.

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

        The following tables provide a summary of the aggregate terms, maximum future payments and associated liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2004

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2018	$694	$178
Residual value guarantees	2015	1,373	1

Total		$2,067	$179

Guarantees at December 31, 2003

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2009	$888	$48
Residual value guarantees	2015	1,431	—

Total		$2,319	$48

        See Note D for information regarding the recognition of a liability in the second quarter of 2004 related to a loan guarantee for a nonconsolidated affiliate.

NOTE H—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans

	Defined Benefit Pension Plans
	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Service cost	$64	$60	$196	$181
Interest cost	201	193	600	579
Expected return on plan assets	(271)	(271)	(808)	(813)
Amortization of prior service cost	5	5	16	15
Amortization of net loss	7	3	20	9
Special termination/curtailment cost	—	—	40	3

Net periodic benefit cost (credit)	$6	$(10)	$64	$(26)

Net Periodic Benefit Cost for All Significant Plans

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Service cost	$6	$8	$18	$24
Interest cost	31	34	97	102
Expected return on plan assets	(6)	(5)	(18)	(15)
Amortization of prior service credit	(2)	(2)	(8)	(6)
Amortization of net loss	2	2	6	6
Special termination/curtailment cost	—	—	31	—

Net periodic benefit cost	$31	$37	$126	$111

Employer Contributions

Pension Plans

        The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Company's funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. Dow expects to contribute $86 million to its U.S. qualified pension plan trust in 2004. Contributions of $78 million were made in the first nine months of 2004. The Company also has non-qualified supplemental pension plans. Benefit payments to retirees under these plans are expected to be $29 million in 2004. In the first nine months of 2004, benefit payments of $20 million were made.

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

        The Company funds most of the cost of these health care and life insurance benefits as incurred. Dow previously disclosed in its financial statements for the year ended December 31, 2003, that it does not expect to contribute assets to its U.S. other postretirement benefits plan trust in 2004. Consistent with that expectation, no contributions were made in the first nine months of 2004. Benefit payments to retirees under these plans are expected to be $193 million in 2004. In the first nine months of 2004, benefit payments of $153 million were made.

Impact of Remeasurement in the Third Quarter of 2004

        In the third quarter of 2004, an expense remeasurement of the Company's pension and other postretirement benefit plans was completed as of June 30, 2004, due to a curtailment as defined in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," related to a workforce reduction (see Note D). The remeasurement resulted in an $8 million increase in net periodic postretirement benefit cost for 2004 and an $8 million decrease in net periodic pension expense for 2004.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Act also provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Based on newly issued regulations, in the third quarter of 2004, the Company determined that the benefits provided by its retiree medical plans are actuarially equivalent to Medicare Part D under the Act. In the third quarter of 2004, the Company's net periodic cost for other postretirement benefit plans was remeasured for the effect of the Act. The impact of this remeasurement was a reduction of $96 million in the accumulated postretirement benefit obligation as of January 1, 2004, for actuarial purposes only, and a reduction of $3 million in net periodic postretirement benefit cost for the third quarter of 2004.

NOTE I—EARNINGS PER SHARE CALCULATIONS

	Three Months Ended Sept. 30, 2004		Three Months Ended Sept. 30, 2003
Dollars and shares in millions
	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$617	$617	$332	$332

Weighted-average common shares outstanding	940.9	940.9	919.8	919.8
Add back dilutive effect of stock options and awards	—	10.5	—	6.7

Weighted-average common shares for EPS calculations	940.9	951.4	919.8	926.5

Earnings per common share	$0.66	$0.65	$0.36	$0.36

	Nine Months Ended Sept. 30, 2004		Nine Months Ended Sept. 30, 2003
Dollars and shares in millions
	Basic	Diluted	Basic	Diluted
Income before cumulative effect of change in accounting principle	$1,771	$1,771	$810	$810
Cumulative effect of change in accounting principle	—	—	(9)	(9)

Net income available for common stockholders	$1,771	$1,771	$801	$801

Weighted-average common shares outstanding	937.0	937.0	917.3	917.3
Add back dilutive effect of stock options and awards	—	11.8	—	5.6

Weighted-average common shares for EPS calculations	937.0	948.8	917.3	922.9

Earnings per common share before cumulative effect of change in accounting principle	$1.89	$1.87	$0.88	$0.88
Earnings per common share	$1.89	$1.87	$0.87	$0.87

NOTE J—OPERATING SEGMENTS AND GEOGRAPHIC AREAS

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Operating segment sales
Performance Plastics	$2,417	$1,966	$6,875	$5,721
Performance Chemicals	1,694	1,399	4,894	4,174
Agricultural Sciences	657	623	2,610	2,318
Plastics	2,608	1,890	7,167	5,741
Chemicals	1,340	1,098	3,986	3,195
Hydrocarbons and Energy	1,294	939	3,480	2,883
Unallocated and Other	62	62	213	268

Total	$10,072	$7,977	$29,225	$24,300

Operating segment EBIT (1)
Performance Plastics	$238	$199	$697	$498
Performance Chemicals	162	233	417	540
Agricultural Sciences	43	42	545	405
Plastics	428	155	1,134	451
Chemicals	292	82	1,191	217
Hydrocarbons and Energy	—	19	(1)	6
Unallocated and Other	(129)	(66)	(917)	(310)

Total	$1,034	$664	$3,066	$1,807

Geographic area sales
United States	$3,771	$3,124	$11,013	$9,622
Europe	3,457	2,649	10,356	8,519
Rest of World	2,844	2,204	7,856	6,159

Total	$10,072	$7,977	$29,225	$24,300

(1)
The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income Available for Common Stockholders" is provided below:

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
EBIT	$1,034	$664	$3,066	$1,807
+ Interest income	19	22	58	60
- Interest expense and amortization of debt discount	193	204	561	626
- Provision for income taxes	214	127	702	360
- Minority interests' share in income	29	23	90	71
+ Cumulative effect of change in accounting principle	—	—	—	(9)

Net Income Available for Common Stockholders	$617	$332	$1,771	$801

        Transfers of products between operating segments are generally valued at cost. Transfers of products to the Agricultural Sciences segment from the other segments, however, are generally valued at market-based prices. The revenues generated by these transfers were immaterial in the first nine months of 2004 and 2003.

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

  PERFORMANCE PLASTICS

  Applications: automotive interiors, exteriors, chassis/power train and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • footwear • home and office furnishings: kitchen appliances, power tools, floor care products, mattresses, carpeting, flooring, furniture padding, office furniture • information technology equipment and consumer electronics • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications

    Building and Construction business manufactures and markets an extensive line of insulation and cushion packaging foam solutions. The Building and Construction business has been the recognized leader in extruded polystyrene insulation marketed with the STYROFOAM brand for more than 50 years and offers an extensive line of science-based insulation solutions. The business also manufactures foam solutions for a wide range of applications including cushion packaging, electronics protection, material handling and defense packaging.

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

    •
    Products: STYRON A-TECH advanced technology polystyrene resins; STYRON general purpose polystyrene resins; STYRON high-impact polystyrene resins; STYRON ignition-resistant polystyrene resins

    The Plastics segment also includes polybutadiene rubber, styrene-butadiene rubber, several specialty resins, and the results of DuPont Dow Elastomers L.L.C. and Equipolymers, 50:50 joint ventures.

  CHEMICALS

  Applications: agricultural products • alumina • automotive antifreeze and coolant systems • carpet and textiles • chemical processing • dry cleaning • dust control • household cleaners and plastic products • inks • metal cleaning • packaging, food and beverage containers, protective packaging • paints, coatings and adhesives • personal care products • petroleum refining • pharmaceuticals • plastic pipe • pulp and paper manufacturing • snow and ice control • soaps and detergents • water treatment

    Core Chemicals business is a leading global producer of each of its basic chemical products, which are sold to many industries worldwide, and also serve as key raw materials in the production of a variety of Dow's performance and plastics products.

    •
    Products: Acids; Alcohols; Aldehydes; Caustic soda; Chlorine; Chloroform; COMBOTHERM blended deicer; DOWFLAKE calcium chloride; DOWPER dry cleaning solvent; Esters; Ethylene dichloride (EDC); LIQUIDOW liquid calcium chloride; MAXICHECK procedure for testing the strength of reagents; MAXISTAB stabilizers for chlorinated solvents; Methyl chloride; Methylene chloride; Monochloroacetic acid (MCAA); Oxo products; PELADOW calcium chloride pellets; Perchloroethylene; SAFE-TAINER closed-loop delivery system; Trichloroethylene; Vinyl acetate monomer (VAM); Vinyl chloride monomer (VCM); Vinylidene chloride (VDC)

    Ethylene Oxide/Ethylene Glycol business is the world's leading producer of ethylene oxide, used primarily for internal consumption, and ethylene glycol, which is sold for use in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film and antifreeze.

    •
    Products: Ethylene glycol (EG); Ethylene oxide (EO)

    The Chemicals segment includes the results of MEGlobal, a 50:50 joint venture.

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

RESULTS OF OPERATIONS

OVERVIEW

        The Company's management and employees continued to focus on actions designed to further improve Dow's earnings and financial position: price/volume management; sustaining productivity improvements achieved in 2003; continued discipline in capital spending, with targeted total spending of $1.3 billion in 2004; additional shutdowns of non-competitive assets; and further divestitures of non-strategic assets. Progress was made in these areas in the third quarter. Dow's results showed improvements across all operating segments and geographic areas. The results for the quarter included record sales—with strong volume and favorable price momentum—good control on expenses and higher operating rates, which combined to more than offset historically high feedstock and energy costs, resulting in significantly improved earnings for the quarter. The third quarter of 2004 was the seventh consecutive quarter in which the Company achieved some degree of margin restoration (i.e., higher selling prices absorbed increases in feedstock and energy costs to partially restore margins). This progress reflects both Dow's focus on financial performance and strengthening industry conditions. Capital spending was up in the third quarter, but remains on track to achieve the Company's 2004 goal. Dow's results for the third quarter of 2004 are discussed further in this section.

Selected Financial Data

	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Sales	$10,072	$7,977	$29,225	$24,300
Cost of sales	8,697	6,861	24,949	20,994
% of sales	86%	86%	85%	86%
Research and development, and selling, general and administrative expenses	589	581	1,812	1,773
% of sales	6%	7%	6%	7%
Effective tax rate	24.9%	26.3%	27.4%	29.0%
Net income available for common stockholders	$617	$332	$1,771	$801
Earnings per common share—basic	$0.66	$0.36	$1.89	$0.87
Earnings per common share—diluted	$0.65	$0.36	$1.87	$0.87
Operating rate percentage	90%	84%	88%	81%

        Net sales for the third quarter of 2004 were $10.1 billion, up 26 percent from $8.0 billion in the third quarter of last year, setting a new quarterly sales record for the Company. Compared with the same quarter of last year, prices improved 19 percent while volume grew 7 percent (see Sales Volume and Price table on page 33). Prices were up in all operating segments and all geographic areas due to improved industry fundamentals and the continuing increase in feedstock and energy costs. Volume growth was especially strong in Performance Chemicals and Performance Plastics, both up 12 percent, and in Plastics, up 7 percent. Volume was down 4 percent for Hydrocarbons and Energy due to lower sales of refined products. From a geographic standpoint, volume improved in all areas. Sales for the first nine months of 2004 were $29.2 billion, up 20 percent from $24.3 billion in the first nine months of last year. Compared with last year, higher prices accounted for 12 percent of the increase, while volume growth added 8 percent. Compared with the first nine months of last year, prices were up in all operating segments and all geographic areas, with the most significant increases in the basics businesses and in Europe and Asia Pacific. Year to date, approximately 25 percent of the increase in prices was due to currency in Europe.

        Gross margin for the third quarter of 2004 was $1.4 billion, compared with $1.1 billion in the third quarter of last year. Gross margin improved as higher selling prices of approximately $1.5 billion (including the favorable impact of currency in Europe), as well as volume growth and the impact of improved operating rates, more than offset an increase of approximately $1.2 billion in feedstock and energy costs. Year to date, gross margin was $4.3 billion, compared with $3.3 billion in the first nine months of 2003.

        The Company's global plant operating rate for its chemicals and plastics businesses was 90 percent in the third quarter of 2004, compared with 84 percent in the third quarter of 2003. Operating rates continued to improve as the Company increased run rates to support growing demand, reflecting improved economic conditions around the world. For the first nine months of 2004, Dow's global plant operating rate was 88 percent, up from 81 percent for the same period of 2003.

        Personnel count was 43,630 at September 30, 2004, down from 46,372 at December 31, 2003 and 47,037 at September 30, 2003. Headcount continued to decline as the Company remained focused on improving organizational efficiency and financial performance.

        Operating expenses (research and development, and selling, general and administrative expenses) were $589 million in the third quarter of 2004, up $8 million or 1 percent, from $581 million in the third quarter of last year. Selling, general and administrative expenses were up $7 million, principally due to an increase in the allowance for doubtful receivables (reflecting the higher level of sales), while research and development expenses increased $1 million. For the first nine months of 2004, operating expenses totaled $1,812 million and were up $39 million or 2 percent from $1,773 million in the same period of 2003. The increase was primarily due to higher research and development spending on growth initiatives and the start-up of two pilot plants in the first quarter of 2004.

        Amortization of intangibles was $19 million in the third quarter of 2004, compared with $14 million in the third quarter of last year. For the first three quarters of 2004, amortization of intangibles was $64 million, up from $44 million for the same period of 2003. The increase in amortization of intangibles was primarily due to the first quarter write-off of goodwill associated with the Hampshire Chemical's manufacturing facility in Nashua, New Hampshire, that produces HAMPOSYL surfactants. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants and as a result, wrote off goodwill of $13 million associated with this line of business in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; the plant will subsequently be demolished. See Notes C and F to the Consolidated Financial Statements for additional information.

        In the second quarter of 2004, the Company recorded a net pretax gain of $20 million related to restructuring activities. The net impact of these transactions, shown as "Restructuring net gain" in the consolidated statements of income, included gains totaling $563 million related to the divestiture of assets in conjunction with the formation of two new joint ventures, MEGlobal and Equipolymers, substantially offset by asset impairments of $99 million related to the future sale or shutdown of facilities; the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"), reflected in Unallocated and Other; and employee-related restructuring charges of $296 million, reflected in Unallocated and Other. The gain for MEGlobal was $439 million and was reflected in the Chemicals segment. The gain for Equipolymers was $124 million and was reflected in the Plastics segment. The employee-related restructuring charges included severance of $225 million for a workforce reduction of 2,455 people and curtailment costs of $71 million associated with Dow's defined benefit plans. For additional information, see Notes D and F to the Consolidated Financial Statements.

        The following table summarizes the impact of the second quarter of 2004 restructuring activities:

Impact of 2Q04 Restructuring Activities

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
(2)
Impact on "Net Income Available for Common Stockholders"
(3)
Impact on "Earnings per common share—diluted"

        Dow's share of the earnings of nonconsolidated affiliates was $232 million in the third quarter of 2004, compared with $74 million in the third quarter of last year. For the first nine months of 2004, equity earnings were $626 million, versus $203 million for the same period of last year. Compared with last year, year-to-date equity earnings increased primarily due to stronger results from the OPTIMAL Group ("OPTIMAL"), EQUATE Petrochemical Company K.S.C. ("EQUATE"), DuPont Dow Elastomers L.L.C., Dow Corning Corporation ("Dow Corning") and UOP LLC. In addition to these improvements, results for MEGlobal and Equipolymers were included in equity earnings for the first time in the third quarter of 2004. Year-to-date equity earnings also included the favorable impact of the recognition of investment tax allowances by one of the Company's joint ventures in the second quarter of 2004.

        Sundry income—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income—net for the third quarter of 2004 was $35 million compared with $69 million in the third quarter of 2003. Year to date, sundry income—net was $20 million compared with $115 million in the first nine months of 2003. Sundry income—net for 2004 was lower than last year primarily due to a loss of approximately $30 million on the sale of assets recorded in the first quarter of 2004, an unfavorable swing in foreign exchange hedging results and last year's third quarter gain of $47 million on the sale of several product lines of Amerchol Corporation, a wholly owned subsidiary.

        Net interest expense (interest expense less capitalized interest and interest income) was $174 million in the third quarter of 2004, down from $182 million in the third quarter of last year. Year to date, net interest expense was $503 million, down from $566 million for the first nine months of 2003. Compared with last year, net interest expense declined primarily due to a reduction in total debt.

        The effective tax rate for the third quarter was 24.9 percent, versus 26.3 percent for the third quarter of 2003. The effective tax rate for the first nine months of the year was 27.4 percent, compared with 29.0 percent for the same period of last year. The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. The effective tax rate for 2004 was lower than last year due to a higher percentage of foreign sourced income compared with 2003 and stronger earnings from a number of the Company's joint ventures. Since most of the earnings from the equity companies are taxed at the joint venture level, the impact of higher equity earnings has reduced Dow's overall effective tax rate.

        Net income for the third quarter of 2004 was $617 million or $0.65 per share, compared with $332 million or $0.36 per share for the third quarter of 2003. Net income for the first nine months of 2004 was $1.8 billion or $1.87 per share, compared with $801 million or $0.87 per share for the same period of 2003. Last year, net income for the first quarter was reduced by an after-tax charge of $9 million related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" (reflected in "Cumulative effect of change in accounting principle"). See Note B to the Consolidated Financial Statement for additional information regarding SFAS No. 143.

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

PERFORMANCE PLASTICS

        Performance Plastics sales were $2,417 million for the third quarter of 2004, up 23 percent from $1,966 million in the third quarter of 2003. Volume grew 12 percent from last year, while prices increased 11 percent. Approximately 25 percent of the increase in prices was due to the favorable impact of currency in Europe. EBIT for the segment was $238 million in the third quarter, up from $199 million in the same period of last year, as the benefit of volume growth, higher selling prices and improved equity earnings, more than offset the higher cost of raw materials and the negative impact of currency on costs.

        Building and Construction sales for the third quarter of 2004 were up 16 percent from a year ago. Prices increased 9 percent, including the favorable impact of currency, and volume improved 7 percent from last year. The global building industry showed continued resiliency with strong demand for extruded polystyrene, particularly in the United States and southern and eastern Europe. EBIT declined versus the same quarter of 2003, primarily due to an increase in raw material costs.

        Dow Automotive sales for the third quarter of 2004 were up 6 percent from a year ago primarily due to an increase in prices. Prices rose 5 percent from last year, favorably impacted by currency in Europe, as price increases were successfully implemented to offset increases in raw material costs, primarily driven by high propylene costs. Compared with the third quarter of last year, volume grew 1 percent, as sales to Dow's existing customer base grew due to continued solid product performance from glass and plastic bonding and body engineered systems. Dow Automotive continued to perform well outside of its traditional customer base with geographic growth in Europe and Asia Pacific. EBIT for the business increased from last year principally due to higher selling prices, supplemented by the sale of the Company's interest in a small European joint venture.

        Engineering Plastics sales for the quarter were up 34 percent versus the third quarter of 2003, reflecting a 23 percent increase in volume and an 11 percent increase in prices, including the favorable impact of currency. Volume growth was driven by an increase in demand for compounds and blends within the appliance and electronics industries, and by strong demand for polycarbonate within the optical media industry in North America and Europe. Both volume and prices were up for polycarbonate as the industry faced shortages of key raw materials. Despite significantly higher raw material costs, EBIT for the third quarter of 2004 improved due to volume growth, higher selling prices and improved operating rates.

        Sales of Epoxy Products and Intermediates for the third quarter were up 33 percent from last year, as prices rose 18 percent and volume grew 15 percent. Price increases were supported by strong demand and high capacity utilization within the industry and were broad-based, with increases reported in all geographic areas. Demand for liquid epoxy resins ("LER") and converted resins was strong due to increased activity in infrastructure projects in Asia Pacific and increased maintenance activity in Europe and North America. All LER plants in North America ran at high production rates to meet domestic consumption and strong export demand. EBIT improved due to increased sales volume, while higher prices partially offset increases in raw material costs.

        Polyurethanes and Thermoset Systems sales for the quarter were up 29 percent from the third quarter of 2003. Volume increased 17 percent, with strong demand in the appliance and construction industries for polyols and methylene diphenyl diisocyanate ("MDI"). Compared with last year, prices rose 12 percent, with significant increases in MDI and polyols. Operating rates for toluene diisocyanate ("TDI") continue to be low due to excess industry capacity, dampening price momentum. Thermoset Systems continued its strong performance in a number of end-use applications, including appliances, coatings and adhesives. Despite increased sales, EBIT for the third quarter of 2004 declined due to higher costs for key raw materials and costs related to the fourth quarter start-up of a new MDI manufacturing plant in Freeport, Texas.

        Technology Licensing and Catalyst sales for the third quarter were down 11 percent from a year ago due to a decline in catalyst royalties. EBIT improved from last year, reflecting improved equity earnings from UOP LLC and Univation Technologies, LLC.

        Wire and Cable Compound sales for the third quarter were up 13 percent from last year, due to an 8 percent improvement in volume and a 5 percent increase in prices. Volume continued to improve principally due to increased demand from the power cable industry in The People's Republic of China. EBIT improved from last year, reflecting an increase in equity earnings from Nippon Unicar Company Limited due to a gain on the sale of the joint venture's silicon business.

        For the first nine months of the year, Performance Plastics sales were $6,875 million, up 20 percent from $5,721 million in the same period of last year. Volume grew 13 percent, while prices rose 7 percent. Year to date, approximately half of the increase in prices was due to the favorable impact of currency in Europe. EBIT for the first nine months was $697 million, up significantly from $498 million in the first nine months of 2003, as the impact of volume growth, higher selling prices, improved operating rates and an increase in equity earnings more than offset the higher cost of raw materials and the negative impact of currency on costs. Year-to-date EBIT for 2004 was negatively impacted by the first quarter write-down of the net book value of the Company's polyols production facility in Priolo, Italy ($22 million), following Dow's decision to shut down the facility (see Note C to the Consolidated Financial Statements).

PERFORMANCE CHEMICALS

        Performance Chemicals sales for the third quarter of 2004 were $1,694 million, up 21 percent from $1,399 million in the third quarter of last year due to volume growth of 12 percent and increased prices of 9 percent. Approximately one third of the increase in prices was due to the favorable impact of currency in Europe. EBIT for the third quarter of 2004 was $162 million, down from $233 million in the third quarter of 2003, which included a gain of $47 million on the sale of several product lines of Amerchol Corporation ("Amerchol"), a wholly owned subsidiary of the Company. Excluding the 2003 gain, EBIT declined from last year primarily due to a significant increase in feedstock costs and expenses related to previously announced plant closures.

        Acrylics and Oxide Derivatives sales for the quarter were up 53 percent from the third quarter of 2003, due to volume growth of 36 percent and price increases of 17 percent, including the favorable impact of currency. Volume for acrylics increased primarily due to the acquisition of the acrylates business of Celanese AG on February 2, 2004. Oxide derivatives volume improved due to increased demand for coatings (glycol ethers) and wet strength resin (amines). Prices increased due to a tight supply/demand balance in acrylics, glycol ethers, ethanolamines and ethyleneamines, resulting in some margin restoration. Compared with the third quarter of last year, EBIT increased significantly due to volume growth and higher prices.

        Dow Latex sales for the quarter improved 23 percent from the third quarter of 2003. Prices increased 13 percent, while volume improved 10 percent. Prices were especially strong for styrene-butadiene latex sold into the coated paper and carpet industries, driven by increasing styrene and butadiene costs. The favorable impact of currency in Europe was approximately one fourth of the increase in prices. Volume was up 15 percent for UCAR Emulsion Systems based on strong demand for adhesives, coatings and paints. Despite higher selling prices and improved volume, EBIT for the third quarter declined primarily due to significant increases in raw material costs.

        Specialty Chemicals sales improved 12 percent versus the third quarter of 2003 with a 6 percent increase in volume and a 6 percent increase in prices, including the favorable impact of currency in Europe. Prices increased for functional solutions and surfactants, driven by rising ethylene-based raw materials. Despite improvements in volume and selling prices, EBIT for the third quarter of 2004 was down from last year, due in part to higher raw material costs. In addition, EBIT was negatively impacted by a planned outage at OPTIMAL.

        Specialty Polymers sales in the third quarter of 2004 were up 2 percent from the same period of last year due to an increase in volume, while prices remained flat. Sales in the third quarter were especially strong for ANGUS Chemical Company's products, CELLOSIZE cellulose ethers, and ion exchange resins. EBIT for the third quarter of 2004 declined compared with last year primarily due to the $47 million gain on the sale of several product lines of Amerchol in the third quarter of 2003.

        Performance Chemicals sales were $4,894 million in the first nine months of the year, up 17 percent from $4,174 million in the same period of 2003. Compared with last year, volume was up 11 percent and prices rose 6 percent. Approximately half of the increase in prices was due to the favorable impact of currency. EBIT for the first nine months of 2004 was $417 million compared with $540 million in 2003. EBIT for the first nine months of 2004 was negatively impacted by charges recorded in the first quarter totaling $22 million related to the shutdown of Hampshire Chemical's Nashua, New Hampshire, manufacturing site. The charges included a $9 million write-down of the net book value of the facility and a $13 million write-off of goodwill. The Nashua site was shut down in the third quarter of 2004. In addition, year-to-date EBIT was negatively impacted by second quarter asset impairments totaling $89 million as follows: a $60 million write-down of the Company's contract manufacturing plant in Smithfield, Rhode Island, resulting from the pending disposal of the site; a $21 million partial write-down of a Hampshire Chemical business; and an $8 million write-off of a latex manufacturing facility. See Notes C, D and F to the Consolidated Financial Statements for additional information. As mentioned previously, EBIT for the first nine months of 2003 was favorable impacted by a gain of $47 million on the sale of several product lines of Amerchol. Excluding the 2004 charges and the 2003 gain, year-to-date EBIT for 2004 was up slightly over the same period of 2003 as higher selling prices and volume growth more than offset the impact of increased feedstock costs.

AGRICULTURAL SCIENCES

        Sales for the Agricultural Sciences segment in the third quarter of 2004 were $657 million, up 5 percent from $623 million in the third quarter of 2003. Volume improved 4 percent, with gains in Asia Pacific, Latin America and Europe, while prices improved 1 percent, primarily due to the favorable impact of currency. Volume improved due in part to continued favorable agricultural industry conditions worldwide. Volume growth in the herbicide portfolio was led by the treatment of soybean acres in Brazil. Growth in the insecticides portfolio was driven by increased sales for spinosad insect control products, primarily in developing economies, due to new product registrations. EBIT for the third quarter of 2004 was $43 million, compared with $42 million in the third quarter of 2003. Volume growth and favorable product mix contributed to the slight improvement in EBIT.

        For the first nine months of 2004, Agricultural Sciences sales were $2,610 million, up 13 percent from $2,318 million in 2003. Volume grew 9 percent, while prices increased 4 percent, principally due to the favorable impact of currency. EBIT for the first nine months of 2004 was $545 million, up significantly from $405 million last year as strong volume growth, favorable product mix, improved pricing and improved plant utilization more than offset the unfavorable impact of currency on costs and an increase in operating expenses.

PLASTICS

        Plastics sales for the third quarter of 2004 were $2,608 million, up 38 percent from $1,890 million a year ago. Compared with last year, prices rose 31 percent and volume grew 7 percent. Selling prices increased significantly over the third quarter of 2003 in response to stronger demand and escalating feedstock and energy costs. Volume growth was reported in all geographic areas, as global economic recovery continued and overall demand increased. EBIT for the third quarter was $428 million, up significantly from $155 million in the third quarter of 2003. EBIT improved as higher selling prices, volume growth and improved equity earnings offset the unfavorable impact of higher feedstock costs. Contributing to the improvement in equity earnings were the results of EQUATE and DuPont Dow Elastomers L.L.C.

        Polyethylene sales were up 42 percent from the third quarter of 2003, due to price increases of 30 percent and volume growth of 12 percent. Double-digit price increases were reported in all geographic areas, reflecting efforts by the business to offset the impact of higher feedstock costs. Strong volume growth was also reported in all geographic areas, with the most significant growth in Asia Pacific, as continuing global economic strength resulted in higher overall polyethylene demand. EBIT for the quarter improved significantly from the third quarter of 2003, as higher selling prices, volume growth and improved equity earnings from EQUATE more than offset the increase in feedstock costs.

        Polypropylene sales were up 44 percent over the third quarter of 2003, as prices increased 36 percent, including the favorable impact of currency in Europe, and volume increased 8 percent. Price increases, driven by improving industry supply/demand balances and escalating feedstock costs, were reported in all geographic areas. Polypropylene margins improved slightly from the third quarter of 2003, as the business was successful in implementing price increases to offset the impact of significantly higher feedstock costs. Compared with last year, strong volume growth was reported in the United States and Europe as economic conditions continued to improve. EBIT for the third quarter of 2004 improved from the same quarter of 2003 as the combination of higher prices, volume growth and improved operating rates more than offset the negative impact of higher feedstock costs.

        Polystyrene sales for the third quarter of 2004 were up 65 percent as prices increased 47 percent and volume increased 18 percent. Significant price increases were reported in all geographic areas in response to rapidly escalating feedstock costs. Despite the price increases, polystyrene margins declined due to an even sharper rise in styrene monomer costs. Volume improved significantly over 2003 levels with double-digit growth in all geographic areas, except Europe where the Company elected to sell some styrene monomer into the marketplace rather than convert it into polystyrene. EBIT for the third quarter of 2004 declined from last year as higher feedstock costs more than offset the improvement in selling prices, volume and operating rates.

        Plastics sales for the first nine months of 2004 were $7,167 million, up 25 percent from $5,741 million in the first nine months of 2003. Compared with last year, prices increased 19 percent and volume grew 6 percent. The favorable impact of currency on sales accounted for approximately 25 percent of the increase in prices. Year to date, EBIT was $1,134 million, up significantly from $451 million in the first nine months of 2003, as higher selling prices, stronger volume, and higher equity earnings more than offset the impact of higher feedstock costs. Results for 2004 also included a gain of $124 million associated with the divestiture of assets in conjunction with the formation of Equipolymers, a 50:50 joint venture with Petrochemical Industries Company of Kuwait, in the second quarter of 2004 (see Note D to the Consolidated Financial Statements).

CHEMICALS

        Third quarter sales for the Chemicals segment were $1,340 million, up 22 percent from $1,098 million for the third quarter of last year, due to an increase in prices. Price increases were especially strong for vinyl chloride monomer ("VCM") and ethylene glycol, driven by improving supply/demand balances, as well as higher feedstock and energy costs. Caustic soda prices were about flat with the third quarter of last year, but increased significantly from last quarter and continue to trend upward. Compared with last year, volume was flat, due to the impact of the formation of MEGlobal, a 50:50 joint venture with Petrochemical Industries Company of Kuwait in the second quarter of 2004 (see Note D to the Consolidated Financial Statements). VCM volume was up slightly, with strong customer demand for polyvinyl chloride, while caustic soda volume was flat. EBIT for the quarter was $292 million, up significantly from $82 million in the third quarter of 2003, as the impact of higher prices and improved operating rates more than offset increases in feedstock and energy costs. In addition, EBIT for the third quarter reflected higher equity earnings from EQUATE and, for the first time, the inclusion of equity earnings from MEGlobal.

        For the first nine months of 2004, sales for the Chemicals segment were $3,986 million, up 25 percent from $3,195 million last year, as prices rose 17 percent and volume grew 8 percent. Year to date, EBIT was $1,191 million, up significantly from $217 million in the first nine months of 2003, as the benefit of higher selling prices and higher equity earnings more than offset increases in feedstock and energy costs. Results for 2004 also included a gain of $439 million associated with the divestiture of assets in conjunction with the formation of MEGlobal in the second quarter.

HYDROCARBONS AND ENERGY

        Hydrocarbons and Energy sales for the third quarter of 2004 were $1,294 million, up 38 percent from $939 million in the third quarter of 2003, as selling prices rose 42 percent and volume declined 4 percent. The sharp increase in selling prices was driven by rising feedstock costs. Volume was down compared with last year primarily due to a decline in refined product sales related to a scheduled maintenance shutdown at the supplying refinery. Year-to-date sales for the segment were $3,480 million, up 21 percent from $2,883 million in the first nine months of 2003, due to a 23 percent increase in selling prices, the result of higher feedstock costs, partially offset by a 2 percent decline in volume.

        The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. Hydrocarbons and Energy EBIT for the quarter was zero, compared with $19 million in the third quarter of last year. EBIT for the first nine months of 2004 was a loss of $1 million compared with income of $6 million for the same period of 2003.

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

        EBIT for the third quarter of 2004 was a loss of $129 million compared with a loss of $66 million in the third quarter of 2003. Results for the third quarter of this year were reduced by stock-based compensation expense of $43 million, compared with $10 million in the third quarter of last year (see Note B to the Consolidated Financial Statements); accrued costs related to the Company's investigation of off-site contamination in Midland, Michigan, of $10 million (see Note G to the Consolidated Financial Statements); and an increase of $15 million in the allowance for doubtful receivables.

        For the first nine months of 2004, EBIT for Unallocated and Other was a loss of $917 million compared with a loss of $310 million for the same period of 2003. In addition to items previously mentioned for the third quarter of 2004, year-to-date results were negatively impacted by restructuring charges (employee-related restructuring charges, including severance of $225 million and curtailment costs of $71 million; the recognition of a $148 million liability associated with a loan guarantee for Cargill Dow; and the write-down of a marine terminal of $10 million, the sale of which was completed in the third quarter of 2004); asbestos-related defense and resolution costs, net of insurance, of $92 million; and losses on the sales of assets of approximately $36 million. See Note D to the Consolidated Financial Statements for additional information on the restructuring charges. EBIT for the first nine months of 2003 was unfavorably impacted by asbestos-related defense and resolution costs, net of insurance, of $78 million and costs associated with decisions made in the first quarter of last year relative to under-performing and non-strategic assets (which resulted in the $11 million write-down of Union Carbide's chemical transport vessel, sold in the second quarter of 2003; and the write-off of cancelled capital projects totaling $12 million).

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended Sept. 30, 2004			Nine Months Ended Sept. 30, 2004
Percentage change from prior year
	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	12%	11%	23%	13%	7%	20%
Performance Chemicals	12%	9%	21%	11%	6%	17%
Agricultural Sciences	4%	1%	5%	9%	4%	13%
Plastics	7%	31%	38%	6%	19%	25%
Chemicals	—	22%	22%	8%	17%	25%
Hydrocarbons and Energy	(4)%	42%	38%	(2)%	23%	21%

Total	7%	19%	26%	8%	12%	20%

Geographic area sales
United States	6%	15%	21%	5%	9%	14%
Europe	3%	28%	31%	5%	17%	22%
Rest of World	12%	17%	29%	15%	13%	28%

Total	7%	19%	26%	8%	12%	20%

OUTLOOK

        Continued solid economic growth is expected to result in improving demand for the chemical industry, although the rate of growth is decreasing and there are concerns about the impact of sustained higher oil prices on future growth. The strength of demand varies by geography and end-use application. With limited capacity additions expected within the industry, supply/demand balances are continuing to tighten across many products, and a number of products are nearing very tight industry conditions with spot shortages reported, especially when unplanned outages occur. Continued volatility in oil prices, combined with anticipated winter price spikes in natural gas, will present a challenge for chemical industry profit margins.

        Dow's purchased feedstock and energy costs are expected to increase further from the historically high levels of the third quarter of 2004. While volatility makes forecasting difficult, forward market prices indicate a rise in excess of $400 million from the third quarter of 2004 levels. With the anticipated implementation of announced price increases across most products, price increases may offset a significant portion of these higher costs. Demand is expected to remain steady in the fourth quarter, with the exception of seasonal slowdowns principally related to building and construction activities. There may be some additional slowdown if customers decide to reduce inventories at year-end, as they have in some years. The third quarter workforce reductions should have a favorable impact on expenses in the fourth quarter of 2004. Given the current trends in demand and margins, the Company expects that 2005 will show continued improvement compared with 2004.

CHANGES IN FINANCIAL CONDITION

        The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
In millions	Sept. 30, 2004	Sept. 30, 2003
Cash provided by (used in):
Operating activities	$1,548	$2,730
Investing activities	(225)	(792)
Financing activities	(1,308)	(931)
Effect of exchange rate changes on cash	(5)	75

Net change in cash and cash equivalents	$10	$1,082

        Despite a significant improvement in earnings in the first nine months of 2004, cash provided by operating activities declined versus the same period of last year due to an increase in working capital requirements and the payment of performance awards to employees of $390 million in the first quarter of this year. Last year, cash provided by operating activities included the receipt of a $275 million income tax refund related to U.S. net operating losses and the collection of a noncurrent receivable of $263 million.

        Cash used in investing activities in the first nine months of 2004 decreased versus the same period of last year primarily due to proceeds of $845 million from the divestiture of assets related to the formation of MEGlobal and Equipolymers, 50:50 joint ventures with Petrochemical Industries Company of Kuwait, partially offset by an increase of $100 million in capital expenditures.

        Cash used in financing activities in the first nine months of 2004 increased compared with the same period of last year, principally due to net higher payments to reduce short- and long-term debt and lower proceeds from the issuance of long-term debt, partially offset by higher proceeds from sales of common stock (related to the exercise of stock options and the Employees' Stock Purchase Plan).

        The following tables present working capital, total debt and certain balance sheet ratios at September 30, 2004 versus December 31, 2003:

Working Capital In millions	Sept. 30, 2004	Dec. 31, 2003
Current assets	$14,381	$13,002
Current liabilities	9,874	9,534

Working capital	$4,507	$3,468

Current ratio	1.46:1	1.36:1
Days-sales-outstanding-in-receivables	40	42
Days-sales-in-inventory	57	56

Total Debt In millions	Sept. 30, 2004	Dec. 31, 2003
Notes payable	$180	$258
Long-term debt due within one year	478	1,088
Long-term debt	11,785	11,763

Gross debt	$12,443	$13,109

Cash and cash equivalents	$2,402	$2,392
Marketable securities and interest-bearing deposits	38	42

Net debt	$10,003	$10,675

Gross debt as a percent of total capitalization	51.0%	55.4%
Net debt as a percent of total capitalization	45.6%	50.3%

        As part of its ongoing financing activities, Dow routinely issues promissory notes under its U.S. and Euromarket commercial paper programs. At September 30, 2004, there were no commercial paper borrowings outstanding. In the event Dow is unable to access these short-term markets, due to a systemic disruption or other extraordinary events, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.25 billion 364-day revolving credit facility, which matures in April 2005, and a $1.75 billion 5-year revolving credit facility, which matures in April 2009. Additional unused credit facilities totaling $878 million were available for use by foreign subsidiaries.

        At September 30, 2004, the Company had $3,455 million of SEC-registered securities available for issuance under U.S. shelf registrations, as well as Euro 1.5 billion (approximately $1.8 billion) available for issuance under the Company's Euro Medium Term Note Program.

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

(4)
Includes outstanding purchase orders and other commitments, obtained through a survey of the Company, greater than $1 million.

        The following table provides the Company's expected cash requirements for interest at September 30, 2004:

Expected Cash Requirements for Interest at September 30, 2004	Payments Due by Year
In millions	2004	2005	2006	2007	2008	2009 and beyond	Total
Expected cash requirements for interest	$734	$731	$695	$631	$566	$5,902	$9,259

        In the first quarter of 2004, the Company entered into a throughput agreement for the right to use a liquefied natural gas terminal in North America. The fixed and determinable portion of the obligation requires payments of $70 million per year for 20 years beginning in 2007. Additionally, in the first quarter of 2004, the Company entered into an agreement for the purchase of power in North America with required payments of $56 million in 2006, $54 million in 2007 and $35 million in 2008. In the third quarter of 2004, the Company entered into an agreement for marine terminal services in Texas with required payments of $8 million in 2004, $15 million in 2005, $12 million in 2006, $10 million in 2007, $10 million in 2008, and $28 million in 2009 and beyond. Also in the third quarter of 2004, the Company entered into an agreement for the purchase of styrene with required payments of $13 million in 2007, $26 million in 2008, and $231 million in 2009 and beyond.

        The Company also had outstanding guarantees at September 30, 2004. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note G to the Consolidated Financial Statements.

        On October 29, 2004, the Company paid a quarterly dividend of $0.335 per share to shareholders of record on September 30, 2004. Since 1912, the Company has paid a dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 92-year period, Dow has increased the amount of the quarterly dividend 45 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

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

          At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions used in the ARPC study to determine whether the accrual continues to be appropriate. Based on Union Carbide's review of 2004 activity, Union Carbide determined that no change to the accrual was required at September 30, 2004.

          Union Carbide's asbestos-related liability for pending and future claims was $1.7 billion at September 30, 2004 and $1.9 billion at December 31, 2003. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $749 million at September 30, 2004 and $1.0 billion at December 31, 2003. In addition, Union Carbide had receivables for insurance recoveries of $546 million at September 30, 2004 and $349 million at December 31, 2003 for defense and resolution costs.

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

          For additional information, see Asbestos-Related Matters of Union Carbide Corporation on page 38 and in Note G to the Consolidated Financial Statements.

  Environmental Matters

          The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $381 million at December 31, 2003, for environmental remediation and restoration costs, including $40 million for the remediation of Superfund sites. At September 30, 2004, the Company had accrued obligations of $385 million for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note G to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

          The Company bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. For the year ended December 31, 2003, $1.4 billion of net losses remain to be recognized by the U.S. qualified plans in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets. The increase or decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

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

          Based on the revised pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains and losses, the Company expects to record approximately $25million of incremental expense for all U.S. pension and other postretirement benefits in 2004.

          The value of the U.S. qualified plan assets increased from $7.7 billion at December 31, 2002, to $8.6 billion at December 31, 2003. The investment performance increased the funded status of the U.S. qualified plans, net of benefit obligations, by $362 million from December 31, 2002 to December 31, 2003. This increase was somewhat mitigated by a decline in the discount rate assumption. For 2004, the Company expects to make cash contributions of approximately $308 million for all of the U.S. pension and other postretirement benefit plans.

          In the third quarter of 2004, an expense remeasurement of the Company's other postretirement benefit plans was completed due to a curtailment related to a workforce reduction. The effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was included in this remeasurement. For additional information, see Note H to the Consolidated Financial Statements.

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

          At September 30, 2004, the Company had a net deferred tax asset balance of $3.2 billion, after valuation allowances of $241 million.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first nine months of 2004. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	Nine Months Ended Sept. 30, 2004	Twelve Months Ended Dec. 31, 2003
Claims unresolved at beginning of period	193,891	200,882
Claims filed	45,324	122,586
Claims settled, dismissed or otherwise resolved	(37,110)	(129,577)

Claims unresolved at end of period	202,105	193,891

Claimants with claims against both Union Carbide and Amchem	72,302	66,656

Individual claimants at end of period	129,803	127,235

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

Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed and received in the first nine months of 2004 was in line with the number of claims assumed to be filed in the ARPC study. Based on Union Carbide's review of 2004 activity, Union Carbide determined that no change to the accrual was required at September 30, 2004.

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

        Union Carbide's asbestos-related liability for pending and future claims was $1.7 billion at September 30, 2004 and $1.9 billion at December 31, 2003. At September 30, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact to Union Carbide of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $749 million at September 30, 2004 and $1.0 billion at December 31, 2003. At September 30, 2004, $505 million of the receivable for insurance recoveries was due from insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2004	Dec. 31, 2003
Receivables for defense costs	$98	$94
Receivables for resolution costs	448	255

Total	$546	$349

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs

In millions	Nine Months Ended Sept. 30, 2004	Twelve Months Ended December 31, 2003
Defense costs for the period	$66	$110
Aggregate defense costs to date	324	258
Resolution costs for the period	250	293
Aggregate resolution costs to date	876	626

        Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $19 million in the third quarter of 2004 ($30 million in the third quarter of 2003) and $92 million in the first nine months of 2004 ($78 million in the first nine months of 2003), and was reflected in "Cost of sales."

        In September 2003, Union Carbide filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the "West Virginia action"). Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage. Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is collectible. Union Carbide reached this conclusion after a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts.

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

Total Daily VAR at December 31*	2003		2002
In millions
	Year-end	Average	Year-end	Average
Foreign exchange	$1	$2	$7	$10
Interest rate	109	108	94	83
Equity exposures, net of hedges	2	2	3	4
Commodities	12	14	17	11

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

The Dow Chemical Company and Subsidiaries
PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Asbestos-Related Matters of Union Carbide Corporation

        No material developments regarding this matter occurred during the third quarter of 2004. For a summary of the history and current status of this matter, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation; and Note G to the Consolidated Financial Statements.

Environmental Matters

        Effective September 16, 2004, Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, entered into a Consent Agreement and Final Order (the "CA/FO") with the United States Environmental Protection Agency to resolve violations of the Resource Conservation and Recovery Act alleged to have occurred over the five-year period ended on July 1, 2004, relative to management of accumulated process solvent residue in tanker trailers at Union Carbide's catalyst plant in Norco, Louisiana. Under the CA/FO, Union Carbide will pay a civil penalty of $49,323 and will fund and complete a Supplemental Environmental Project costing no less than $174,617.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

  See the Exhibit Index on page 48 of this Quarterly Report on Form 10-Q for exhibits filed with this report or incorporated by reference.

(b)
Reports on Form 8-K.

  The following Current Reports on Form 8-K were filed by the Company during the third quarter of 2004:

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

    On September 3, 2004, the Company filed a Current Report on Form 8-K announcing that a grant of non-qualified stock options was made to each of the Company's non-employee directors.

  The following Current Report on Form 8-K was filed by the Company subsequent to the third quarter of 2004:

    On October 28, 2004, the Company filed a Current Report on Form 8-K that included a press release issued on October 28, 2004, announcing the third quarter of 2004 earnings for the Company.

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

THE DOW CHEMICAL COMPANY Registrant

Date: October 29, 2004

/s/ FRANK H. BROD Frank H. Brod Vice President and Controller

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
10(a)	A copy of The Dow Chemical Company Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992; as amended and restated effective January 1, 2003, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2003; as further amended and restated as of January 1, 2003.
10(v)
Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 1994 Non-Employee Directors' Stock Plan, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on September 3, 2004.
10(w)	A copy of the Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 2003 Non-Employee Directors' Stock Incentive Plan.
10(x)	A copy of the Performance Shares Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan.
10(y)	A copy of the Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan.
10(z)	A copy of the Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan.
23	Analysis, Research & Planning Corporation's Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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