Form 10-K
period 2004-12-31
DOW CHEMICAL CO /DE/
filed 2005-02-18
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The aggregate market value of voting stock held by non-affiliates as of June 30, 2004 (based upon the closing price of $40.70 per common share as quoted on the New York Stock Exchange), was approximately $37.8 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors, Officers, the Dow Employees' Pension Plan Trust, and the Retirement Program for Employees of Union Carbide Corporation and its Participating Subsidiary Companies would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2004 was 929,444,379 shares.

Total common stock outstanding at January 31, 2005 was 953,570,755 shares.

Documents Incorporated by Reference

Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2005.

The Dow Chemical Company

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

TABLE OF CONTENTS

PART I

The Dow Chemical Company and Subsidiaries
PART I, Item 1. Business.

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

BUSINESS AND PRODUCTS

Corporate Profile

Dow is a leading science and technology company that provides innovative chemical, plastic and agricultural products and services to many essential consumer markets. In 2004, Dow had annual sales of approximately $40 billion and employed approximately 43,000 people. The Company serves customers in 175 countries and a wide range of markets that are vital to human progress, including food, transportation, health and medicine, personal and home care, and building and construction, among others. The Company has 165 manufacturing sites in 37 countries and supplies more than 3,300 products grouped within the operating segments listed on the following pages.

  PERFORMANCE PLASTICS

  Applications: automotive interiors, exteriors, under-the-hood and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • footwear • home and office furnishings: kitchen appliances, power tools, floor care products, mattresses, carpeting, flooring, furniture padding, office furniture • information technology equipment and consumer electronics • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications

    Building and Construction business manufactures and markets an extensive line of insulation and cushion packaging foam solutions. The business has been the recognized leader in extruded polystyrene insulation marketed with the STYROFOAM brand for more than 50 years and offers an extensive line of science-based insulation solutions. The business also manufactures foam solutions for a wide range of applications including cushion packaging, electronics protection and material handling.

  •
  Products: ENVISION custom foam laminates; ETHAFOAM polyethylene foam; EQUIFOAM comfort products; IMMOTUS acoustic panels; LAMDEX polyolefin foam; PROPEL polypropylene foam; QUASH sound management foam; SARAN vapor retarder film and tape; STYROFOAM brand products (including extruded polystyrene, STYROFOAM WEATHERMATE PLUS housewraps and all-purpose tape); SYNERGY soft touch foam; TRYMER polyisocyanurate foam

    Dow Automotive business provides manufacturers of passenger cars, light trucks and commercial vehicles with solutions that perform for interior, exterior, and under-the-hood applications. The business also provides research and development, design expertise and advanced engineering support to help meet or exceed performance targets in all vehicle segments.

  •
  Products: AFFINITY polyolefin plastomers; AMPLIFY functional polymers; BETABRACE reinforcing composites; BETADAMP acoustical damping systems; BETAFOAM NVH and structural foams; BETAGUARD sealants; BETAMATE structural adhesives; BETASEAL glass bonding systems; CALIBRE polycarbonate resins; Cyclic butylene terephthalate resins; DOW polypropylene resins and automotive components made with DOW polypropylene; Injection-molded dashmats and underhood barriers; INSPIRE performance polymers; INTEGRAL adhesive film; ISONATE pure and modified methylene diphenyl diisocyanate (MDI) products;

    ISOPLAST engineering thermoplastic polyurethane resins; MAGNUM ABS resins; PAPI polymeric MDI; PELLETHANE thermoplastic polyurethane elastomers; PULSE engineering resins; SPECFLEX semi-flexible polyurethane foam systems; SPECTRIM reaction moldable polymers; STRANDFOAM polypropylene foam; VERSIFY plastomers and elastomers; VORANATE specialty isocyanates; VORANOL polyether polyols

    Engineering Plastics business offers one of the broadest ranges of engineering polymers and compounds of any global plastics supplier. The business complements its product portfolio with technical and commercial capabilities to develop solutions that deliver improved performance to customers while lowering their total cost.

  •
  Products: CALIBRE polycarbonate resins; EMERGE advanced resins; ISOPLAST engineering thermoplastic polyurethane resins; MAGNUM ABS resins; PELLETHANE thermoplastic polyurethane elastomers; PULSE engineering resins; TYRIL SAN resins

    Epoxy Products and Intermediates business manufactures a wide range of epoxy products, as well as intermediates used by other major epoxy producers. Dow is a leading global producer of epoxy products, supporting customers with high-quality raw materials, technical service and production capabilities.

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

  •
  Products: THE ENHANCER and LIFESPAN carpet backings; FROTH-PAK polyurethane spray foam; GREAT STUFF polyurethane foam sealant; INSTA-STIK roof insulation adhesive; ISONATE MDI; PAPI polymeric MDI; Propylene glycol; Propylene oxide; SPECFLEX copolymer polyols; SYNTEGRA waterborne polyurethane dispersions; TILE BOND roof tile adhesive; VORACOR, VORALAST, VORALUX and VORASTAR polyurethane systems; VORANATE isocyanate; VORANOL and VORANOL VORACTIV polyether and copolymer polyols; WOODSTALK fiberboard products

    Technology Licensing and Catalyst business includes licensing and supply of related catalysts for the UNIPOL polypropylene process, the METEOR process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO process for oxo alcohols, and the QBIS bisphenol A process. Licensing of the UNIPOL polyethylene process and related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture co-owned by Union Carbide. The business also includes UOP LLC, a 50:50 joint venture co-owned by Union Carbide, which supplies process technology, catalysts, molecular sieves and adsorbents to the petroleum refining, petrochemical and gas processing industries.

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

  •
  Products: REDI-LINK polyethylene; SI-LINK crosslinkable polyethylene; UNIGARD high-performance flame-retardant compounds; UNIGARD reduced emissions flame-retardant compounds; UNIPURGE purging compounds; Wire and cable insulation and jacketing compounds; ZETABON coated metal cable armor

    The Performance Plastics segment also includes the INCLOSIA Solutions business focused on consumer electronics. Also part of the Performance Plastics segment is an extensive line of specialty plastic resins and films for food and specialty packaging applications, window envelope films, medical films and metal lamination films, such as SARAN films, SARANEX films, PROCITE polystyrene films and TRENCHCOAT polyolefin films.

  PERFORMANCE CHEMICALS

  Applications: agricultural and pharmaceutical products and processing • building materials • chemical processing and intermediates • food processing and ingredients • household products • paints, coatings, inks, adhesives, lubricants • personal care products • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

    Acrylics and Oxide Derivatives business is the world's largest supplier of glycol ethers and amines, and a leading supplier of acrylics, producing an array of products serving a diverse set of market applications, including coatings, household and personal care products, gas treating and agricultural products.

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

  •
  Products: Acrylic latex; Butadiene-vinylidene latex; NEOCAR branched vinyl ester latexes; POLYPHOBE rheology modifiers; Polystyrene latex; Styrene-acrylate latex; Styrene-butadiene latex; UCAR all-acrylic, styrene-acrylic and vinyl-acrylic latexes

    Specialty Chemicals business provides products used as functional ingredients or processing aids in the manufacture of a diverse range of products. Applications include agricultural and pharmaceutical products and processing, building and construction, chemical processing and intermediates, food processing and ingredients, household products, coatings, pulp and paper manufacturing, and transportation. Dow Haltermann Custom Processing provides contract and custom manufacturing services to other specialty chemical and agricultural chemical producers.

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

  •
  Products: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company, a wholly owned subsidiary of Dow; Biocides; CELLOSIZE hydroxyethyl cellulose; DOWEX ion exchange resins; ETHOCEL ethylcellulose resins; FILMTEC membranes; METHOCEL cellulose ethers; POLYOX water- soluble resins; Products for hair/skin care from Amerchol Corporation, a wholly owned subsidiary of Dow

    The Performance Chemicals segment also includes peroxymeric chemicals, solution vinyl resins and other specialty chemicals, as well as the results of Dowpharma, which provides the pharmaceutical and biopharmaceutical industries with products and services for drug discovery, development, manufacturing and delivery.

  AGRICULTURAL SCIENCES

  Applications: control of weeds, insects and plant diseases for agriculture and pest management • agricultural seeds and traits (genes)

    Dow AgroSciences is a global leader in providing pest management, agricultural and crop biotechnology products and solutions. The business develops, manufactures and markets products for crop production; weed, insect and plant disease management; and industrial and commercial pest management. Dow AgroSciences is building a leading plant genetics and biotechnology business in agricultural seeds, traits, animal health and food safety.

  •
  Products: CLINCHER herbicide; DITHANE fungicide; LORSBAN insecticides; FORTRESS fungicide; FULTIME herbicide; GALLANT herbicide; GARLON herbicide; GLYPHOMAX herbicide; GRANDSTAND herbicide; HERCULEX I insect protection; KEYSTONE herbicide; LONTREL herbicide; MUSTANG herbicide; MYCOGEN seeds; NATREON canola oil; PHYTOGEN brand cottonseeds; PROFUME gas fumigant; SENTRICON Termite Colony Elimination System; STARANE herbicide; STINGER herbicide; TELONE soil fumigant; TORDON herbicide; TRACER NATURALYTE insect control; VIKANE structural fumigant

  PLASTICS

  Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe • textiles • toys, playground equipment and recreational products • wire and cable compounds

    Polyethylene business is the world's leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and process technologies, the business offers customers one of the industry's broadest ranges of polyethylene solutions via a strong global network of local experts focused on partnering for long-term success.

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

  •
  Products: Homopolymer polypropylene resins; Impact copolymer polypropylene resins; INSPIRE performance polymers; Random copolymer polypropylene resins

    Polystyrene business, the global leader in the production of polystyrene resins, is uniquely positioned with geographic breadth and participation in a diversified portfolio of applications. Through market and technical leadership and low cost capability, the business continues to improve product performance and meet customer needs.

  •
  Products: STYRON A-TECH advanced technology polystyrene resins; STYRON general purpose polystyrene resins; STYRON high-impact polystyrene resins; STYRON ignition-resistant polystyrene resins

    The Plastics segment also includes polybutadiene rubber, styrene-butadiene rubber, several specialty resins, such as VERSIFY plastomers and elastomers and DOW XLA elastic fiber for the textile industry, and the results of DuPont Dow Elastomers L.L.C. and Equipolymers, 50:50 joint ventures.

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

  •
  Products: Acids; Alcohols; Aldehydes; Caustic soda; Chlorine; Chloroform; COMBOTHERM blended deicer; DOWFLAKE calcium chloride; DOWPER dry cleaning solvent; Esters; Ethylene dichloride (EDC); LIQUIDOW liquid calcium chloride; MAXICHECK procedure for testing the strength of reagents; MAXISTAB stabilizers for chlorinated solvents; Methyl chloride; Methylene chloride; Monochloroacetic acid (MCAA); Oxo products; PELADOW calcium chloride pellets; Perchloroethylene; SAFE-TAINER closed-loop delivery system; Trichloroethylene; Vinyl acetate monomer (VAM); Vinyl chloride monomer (VCM); Vinylidene chloride (VDC)

    Ethylene Oxide/Ethylene Glycol business is a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture of the Company and a world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Dow also supplies ethylene oxide to internal derivatives businesses. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film and antifreeze.

  •
  Products: Ethylene glycol (EG); Ethylene oxide (EO)

    The Chemicals segment includes the results of MEGlobal.

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

  •
  Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

  Unallocated and Other includes the results of Dow Ventures (which includes Advanced Electronic Materials and new business incubation platforms which are focused on identifying and pursuing new commercial opportunities); Venture Capital; the Company's insurance operations and environmental operations; as well as Cargill Dow LLC and Dow Corning Corporation, both of which are 50:50 joint ventures.

Industry Segments and Geographic Area Results

See Note U to the Consolidated Financial Statements for disclosure of information by operating segment and geographic area.

Number of Products

Dow manufactures and supplies more than 3,300 products and services. No single product accounted for more than 5 percent of the Company's consolidated net sales in 2004.

Competition

The Company experiences substantial competition in each of its industry segments. During 2004, the Company was the largest U.S. producer of chemicals and plastics, in terms of sales. The chemical industry has been historically competitive, and this competitive environment is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad. The Company competes worldwide on the basis of quality, price and customer service.

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

       Hydrocarbon raw materials include liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, benzene, ethylene and styrene to supplement internal production. Expenditures for hydrocarbons and energy accounted for 43 percent of the Company's production costs and operating expenses for the year ended December 31, 2004. The Company purchases these raw materials on both short- and long-term contracts.

       Other significant raw materials include acrylonitrile, aniline, bisphenol, co-monomers (for linear low density polyethylene), methanol, rubber, and toluene diamine. The Company purchases these raw materials on both short- and long-term contracts.

       The Company had adequate supplies of raw materials during 2004 and expects to continue to have adequate supplies of raw materials in 2005.

Method of Distribution

All products and services are marketed primarily through the Company's sales force, although in some instances more emphasis is placed on sales through distributors.

       Twenty-one percent of the sales of the Chemicals segment in 2004 were to one customer. The Company has a supply contract with this customer on an ongoing basis. In addition, sales to MEGlobal, a 50:50 joint venture with Petrochemical Industries Company of Kuwait, represented approximately 12 percent of the sales in the Chemicals segment. Excess ethylene glycol produced in Dow's plants in the United States and Europe is sold to MEGlobal. See Note C to the Consolidated Financial Statements for further discussion on the formation of MEGlobal in the second quarter of 2004. Other than the sales to these customers, no significant portion of the business of any operating segment is dependent upon a single customer.

Research and Development

The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and development expenses were $1,022 million in 2004, compared with $981 million in 2003 and $1,066 million in 2002. At December 31, 2004, the Company employed approximately 5,800 people in various research and development activities.

Patents, Licenses and Trademarks

The Company continually applies for and obtains U.S. and foreign patents. At December 31, 2004, the Company owned 2,933 active U.S. patents and 9,466 active foreign patents as follows:

Patents Owned at December 31, 2004
	U.S.	Foreign

Performance Plastics	1,054	3,583
Performance Chemicals	398	889
Agricultural Sciences	587	1,829
Plastics	560	2,097
Chemicals	50	149
Hydrocarbons and Energy	41	185
Other	243	734

Total	2,933	9,466

       Dow's primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $246 million in 2004, $185 million in 2003 and $129 million in 2002, and incurred royalties to others of $42 million in 2004, $33 million in 2003 and $34 million in 2002. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the "Dow in Diamond" trademark. Although the Company considers that, in the aggregate, its patents, licenses and trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

Dow's principal nonconsolidated affiliates at December 31, 2004, including direct or indirect ownership interest for each, are listed below:

•
Dow Corning Corporation – 50 percent – a U.S. company that manufactures silicone and silicone products.
See Item 3. Legal Proceedings and Note K to the Consolidated Financial Statements.
•
DuPont Dow Elastomers L.L.C. – 50 percent – a U.S. company that manufactures and markets thermoset and thermoplastic elastomer products. See Note K to the Consolidated Financial Statements.
•
EQUATE Petrochemical Company K.S.C. – 45 percent – a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.
•
Equipolymers – 50 percent – a company, headquartered in Zurich, Switzerland, that manufactures purified terephthalic acid, and manufactures and markets polyethylene terephthalate resins. See Note C to the
Consolidated Financial Statements.
•
MEGlobal – 50 percent – a company, headquartered in London, England, that manufactures and markets monoethylene glycol and diethylene glycol. See Note C to the Consolidated Financial Statements.
•
The OPTIMAL Group [consisting of OPTIMAL Olefins (Malaysia) Sdn Bhd – 23.75 percent;
OPTIMAL Glycols (Malaysia) Sdn Bhd – 50 percent; OPTIMAL Chemicals (Malaysia) Sdn Bhd –
50 percent] – Malaysian companies operating an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kerteh, Terengganu, Malaysia. Manufacturing began in 2002.
•
The Siam Group – 49 percent [consisting of Pacific Plastics (Thailand) Limited; Siam Polyethylene
Company Limited; Siam Polystyrene Company Limited; Siam Styrene Monomer Co., Ltd.; Siam
Synthetic Latex Company Limited] – Thailand-based companies that manufacture polyurethanes, polyethylene, polystyrene, styrene, and latex.
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

Financial Information About Foreign and Domestic Operations and Export Sales

In 2004, the Company derived 63 percent of its sales and had 48 percent of its property investment outside the United States. While the Company's international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note U to the Consolidated Financial Statements, and discussions of the Company's risk management program for foreign exchange and interest rate risk management appear in Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note I to the Consolidated Financial Statements.

Protection of the Environment

Matters pertaining to the environment are discussed in Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, and Notes A and K to the Consolidated Financial Statements.

Employees

Personnel count was 43,203 at December 31, 2004; 46,372 at December 31, 2003; and 49,959 at December 31, 2002. In 2004, headcount continued to decline as the Company remained focused on improving organizational efficiency and financial performance. The decline in headcount in 2003 was the direct result of the Company's Action Plan initiated in early 2003 and attrition.

Other Activities

Dow engages in the property and casualty insurance and reinsurance business primarily through its Liana Limited subsidiaries.

The Dow Chemical Company and Subsidiaries
PART I, Item 2. Properties.

PROPERTIES

The Company operates 165 manufacturing sites in 37 countries. Properties of Dow include facilities which, in the opinion of management, are suitable and adequate for the manufacture and distribution of Dow's products. During 2004, the Company's chemicals and plastics production facilities and plants operated at approximately 88 percent of capacity. The Company's major production sites are as follows:

United States:	Plaquemine, Louisiana; Taft, Louisiana; Midland, Michigan; Freeport, Texas; Seadrift, Texas; Texas City, Texas; South Charleston, West Virginia.
Canada:	Fort Saskatchewan, Alberta.
Germany:	Boehlen; Leuna; Rheinmuenster; Schkopau; Stade.
France:	Drusenheim.
The Netherlands:	Terneuzen.
Spain:	Tarragona.
Argentina:	Bahia Blanca.
Brazil:	Aratu.

       Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	49 manufacturing locations in 17 states.
Canada:	7 manufacturing locations in 4 provinces.
Europe:	57 manufacturing locations in 19 countries.
Latin America:	27 manufacturing locations in 5 countries.
Asia Pacific:	25 manufacturing locations in 11 countries.

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

       A summary of properties, classified by type, is provided in Note E to the Consolidated Financial Statements. Additional information regarding leased properties can be found in Note N to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART I, Item 3. Legal Proceedings.

LEGAL PROCEEDINGS

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

       To the extent not previously resolved in state court actions, cases involving Dow Corning's breast implant and other silicone medical products filed against the Company are currently pending in the U.S. District Court for the Eastern District of Michigan as a result of being transferred to that court for resolution in the context of the Joint Plan. Should cases involving Dow Corning's breast implant and other silicone medical products be filed against the Company in the future, they will be accorded similar treatment. It is the opinion of the Company's management that the possibility is remote that a resolution of all such cases will have a material adverse impact on the Company's consolidated financial statements.

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

Introduction

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

       Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. In the second half of 2003 and throughout 2004, the rate of filing significantly abated. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

       The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2004	2003	2002

Claims unresolved at January 1	193,891	200,882	126,564
Claims filed	58,240	122,586	121,916
Claims settled, dismissed or otherwise resolved	(48,715)	(129,577)	(47,598)

Claims unresolved at December 31	203,416	193,891	200,882
Claimants with claims against both Union Carbide and Amchem	73,587	66,656	66,008

Individual claimants at December 31	129,829	127,235	134,874

       A review of a representative sample of cases outstanding at December 31, 2004 showed that in more than 98 percent of the cases filed against Union Carbide and Amchem, no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage increased with the more recently filed cases included in the review. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to Union Carbide, Amchem or any other particular defendant. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide's litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

Estimating the Liability

Through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem in the future due to a number of reasons. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

•
In the near term, the number of future claims to be filed against Union Carbide and Amchem will be at a level consistent with levels experienced immediately prior to 2001.
•
The number of future claims to be filed against Union Carbide and Amchem will decline at a fairly constant rate each year from 2003.
•
The average resolution value for pending and future claims will be equivalent to those experienced
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

       In November 2003, Union Carbide requested ARPC to review Union Carbide's asbestos claim and resolution activity during 2003 and determine the appropriateness of updating the study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at December 31, 2003.

       In November 2004, Union Carbide again requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating the January 2003 study. In response to this request, ARPC reviewed and analyzed data through November 14, 2004, and again concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. ARPC did advise Union Carbide, however, that it was reasonable and feasible to construct a new estimate of the cost to Union Carbide of resolving current and future asbestos-related claims using the same two widely used forecasting methodologies used by ARPC in its January 2003 study, if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

•
The number of future claims to be filed annually against Union Carbide and Amchem is unlikely to exceed the level of claims experienced during 2004.
•
The number of claims filed against Union Carbide and Amchem annually from 2001 to 2003 is considered anomalous for the purpose of estimating future filings.

•
The number of future claims to be filed against Union Carbide and Amchem will decline at a fairly constant rate each year from 2005.
•
The average resolution value for pending and future claims will be equivalent to those experienced during 2003 and 2004 (excluding settlements from closed claims filed in Madison County, Illinois with respect to future claims, as those settlements are not considered to be relevant for predicting the cost of resolving future claims).

       The resulting study completed by ARPC in January 2005 stated that the undiscounted cost to Union Carbide of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of the two accepted methodologies was used. At December 31, 2004, Union Carbide's recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide's recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

       Union Carbide's asbestos-related liability for pending and future claims was $1.6 billion at December 31, 2004 and $1.9 billion at December 31, 2003. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

       Based on ARPC's January 2003 and January 2005 studies, Union Carbide's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs at December 31
In millions	2004	2003	2002

Defense costs for the year	$86	$110	$92
Aggregate defense costs to date	344	258	148
Resolution costs for the year	300	293	155
Aggregate resolution costs to date	926	626	333

       The annual average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered. The average cost of resolving claims increased during 2004 due to the resolution of a large percentage of claims alleging mesothelioma as an illness and the resolution of a large percentage of claims from difficult jurisdictions. Additionally, Union Carbide found it advantageous to resolve a relatively large number of cases in 2004 that would normally not have been resolved until 2005, based on past practice.

Insurance Receivables

At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net charge to Union Carbide's income statement of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002.

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

       Union Carbide's receivable for insurance recoveries related to its asbestos liability was $712 million at December 31, 2004 and $1.0 billion at December 31, 2003. At December 31, 2004, $464 million of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

       In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2004	2003

Receivables for defense costs	$85	$94
Receivables for resolution costs	406	255

Total	$491	$349

       Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $82 million in 2004, $94 million in 2003, and $9 million in 2002, and was reflected in "Cost of sales."

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

Summary

The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

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
PART I, Item 4. Submission of Matters to a Vote of Security Holders.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company's executive officers as of February 18, 2005.

ARNOLD A. ALLEMANG, 62. DOW SENIOR ADVISOR. DIRECTOR SINCE 1996. Employee of Dow since 1965. Manufacturing General Manager, Dow Benelux N.V.* 1992-93. Regional Vice President, Manufacturing and Administration, Dow Benelux N.V.* 1993. Vice President, Manufacturing Operations, Dow Europe GmbH* 1993-95. Dow Vice President and Director of Manufacturing and Engineering 1996-97. Dow Vice President, Operations 1997-2000. Executive Vice President 2000 to 2004. Director of Dow Corning Corporation*. Member of the Advisory Board for Kansas State University, College of Engineering; President's Circle of Sam Houston State University; American Chemical Society; Board of Directors for the National Association of Manufacturers; and National Action Counsel for Minorities in Engineering.

FRANK H. BROD, 50. DOW VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1975. Controller, Essex Chemical Corporation* 1988-91. Financial Controller and Information Systems Director for Dow Chemical Company Limited* 1991-93. Financial & Statutory Controller 1993-95. Controller, Dow Europe GmbH* and Finance Director for Dow's Global Fabricated Products Business 1995-98. Global Accounting Director 1998-2000. Vice President and Controller, The Dow Chemical Company 2000 to date. Director of Dow Credit Corporation*; Dow Financial Holdings, Inc.*; Diamond Capital Management, Inc.*; Dow Hydrocarbons and Resources Inc.*; Liana Limited*; and Dow Global Technologies, Inc.* Board member, UOP LLC*. Chairman of the Committee on Corporate Reporting of Financial Executives International and a member of FEI's Board of Directors. Member of American Institute of Certified Public Accountants, Michigan Association of CPAs and Texas Society of CPAs. Director of Wolverine Bank, FSB. Member of Financial Accounting Standards Board's Emerging Issues Task Force and its Agenda Committee.

PHILLIP H. COOK, 57. DOW SENIOR VICE PRESIDENT, PERFORMANCE CHEMICALS AND THERMOSETS. Employee of Dow since 1970. Commercial Vice President for Dow-United Technologies Composite Products, Inc. (a former 50:50 joint venture of the Company) 1989-93. Global Business Manager for Epoxy Products 1993-95. Vice President, Business Development for Greater China 1995-98. Vice President and Global Business Director for ethylene dichloride, vinyl chloride monomer, chlorine, caustic soda and HCL 1998-2000. Global Business Vice President for Epoxy Products & Intermediates 2000-03. Senior Vice President, Performance Chemicals and Thermosets, 2003 to date. Member of the Board of Managers of UOP LLC* and Univation Technologies, LLC*. Member of the Visiting Committee of the Department of Chemical Engineering and member of the College of Engineering Foundation Advisory Council of The University of Texas at Austin. Director and member of Executive Committee of the National Paint & Coatings Association. Member of the Board of Directors for the Midland Country Club.

MICHAEL R. GAMBRELL, 51. DOW SENIOR VICE PRESIDENT, CHEMICALS AND INTERMEDIATES. Employee of Dow since 1976. Business Director for the North America Chlor-Alkali Assets Business 1989-92. General Manager for the Plastic Lined Pipe Business 1992-94. Vice President of Operations for Latin America 1994-96. Corporate Director, Technology Centers and Global Process Engineering 1996-98. Global Business Director of the Chlor-Alkali Assets Business 1998-2000. Business Vice President for EDC/VCM & ECU Management 2000-03. Business Vice President for the Chlor-Vinyl Business 2003. Senior Vice President, Chemicals and Intermediates 2003 to date. Chairman of the Board of Directors of the Chlorine Chemistry Council and World Chlorine Council. Board member of MEGlobal*, the OPTIMAL Group* and Midland Chamber of Commerce. Recipient of the President's Distinguished Alumnus Award from Rose-Hulman Institute of Technology 1996.

CHARLES J. KALIL, 53. DOW CORPORATE VICE PRESIDENT AND GENERAL COUNSEL. Employee of Dow since 1980. General Counsel of Petrokemya (a former 50:50 joint venture of the Company) 1982-83. Regional Counsel to Middle East/Africa 1983-86. Senior Environmental Attorney 1986-87. Litigation Staff Counsel and Group Leader 1987-90. Senior Financial Law Counsel, Mergers and Acquisitions 1990-92. General Counsel and Area Director of Government and Public Affairs for Dow Latin America 1992-97. Special Counsel and Manager of INSITE legal issues 1997-2000. Assistant General Counsel for Corporate and Financial Law 2000-03. Associate General Counsel for Corporate Legal Affairs 2003-04. Dow Corporate Vice President and General Counsel November 2004 to date. U.S. Department of Justice – Assistant U.S. Attorney, Eastern District of Michigan 1977-80. Board member of Dorinco Reinsurance Company* and Liana Limited*. Member of Dow Private Equity Advisory Committee. Member of the American Bar Association, District of Columbia Bar and the State Bar of Michigan.

DAVID E. KEPLER, 52. CORPORATE VICE PRESIDENT, SHARED SERVICES, AND CHIEF INFORMATION OFFICER. Employee of Dow since 1975. Computer Services Manager of Dow U.S.A. Eastern Division 1984-88. Commercial Director of Dow Canada Performance Products 1989-91. Director of Pacific Area Information Systems 1991-93. Manager of Information Technology for Chemicals and Plastics 1993-94. Director of Global Information Systems Services 1994-95. Director of Global Information Application 1995-98. Vice President 1998-2000. Chief Information Officer 1998 to date. Corporate Vice President and responsible for eBusiness 2000 to date. Responsibility for Advanced Electronic Materials 2002-03. Responsibility for Shared Services – Customer Service, Information Systems, Purchasing, Six Sigma, Supply Chain, and Work Process Improvement – 2004 to date. Member of U.S. Chamber of Commerce Board of Directors, the American Chemical Society, and the American Institute of Chemical Engineers. Leads the Chemical Sector Cybersecurity Information Sharing Forum.

ROMEO KREINBERG, 54. DOW SENIOR VICE PRESIDENT, PLASTICS. Employee of Dow since 1977. Business Operations Manager for Latex and New Ventures in the Corporate Product Department 1987-89. Regional Commercial Director for Dow Iberica 1989-90. Regional Commercial Director for the new unified German geography 1990-91. Management Board for Dow Deutschland GmbH* 1991-92. General Manager for Dow Italy and Vice President of Dow Europe GmbH* 1992-94. Vice President for Polyethylene and PET/PTA, Dow Europe 1994-95. Global Vice President for Polyethylene and PET/PTA 1995-2000. Business Group President for Polyolefins and Elastomers 2000-2003. Senior Vice President, Plastics 2003 to date. Board member of Oman Petrochemical Industries Company LLC*; PBBPolisur S.A.*; Univation Technologies, LLC*; and United States Council for International Business. Corporate sponsor of Dow's Asian Diversity Network.

ANDREW N. LIVERIS, 50. DOW PRESIDENT AND CHIEF EXECUTIVE OFFICER. DIRECTOR SINCE 2004. Employee of Dow since 1976. General manager of Dow's Thailand operations 1989-92. Group business director for Emulsion Polymers and New Ventures 1992-93. General manager of Dow's start-up businesses in Environmental Services 1993-94. Vice President of Dow's start-up businesses in Environmental Services 1994-95. President of Dow Chemical Pacific Limited* 1995-98. Vice President of Specialty Chemicals 1998-2000. President of Performance Chemicals Business Group 2000-03. President and Chief Operating Officer November 2003 to November 2004. President and Chief Executive Officer November 2004 to date. Director of Dow Corning Corporation*. Member of the Board of Trustees of the Herbert H. and Grace A. Dow Foundation. Member of the Midland advisory board of Comerica Bank. Fellow of The Institute of Chemical Engineers.

RICHARD L. MANETTA, 60. DOW CORPORATE VICE PRESIDENT AND SPECIAL COUNSEL TO THE CEO. Employee of Dow since 2001. Corporate Vice President and General Counsel July 2001 to November 2004. Corporate Vice President and Special Counsel to the CEO November 2004 to date. Ford Motor Company – Assistant General Counsel for Automotive Safety and Product Litigation 1989-1994, Assistant General Counsel for Discovery 1994-1999, Associate General Counsel for Litigation 1999-2000, Deputy General Counsel & Director of Regulatory Compliance 2000-July 2001. Member of the American Bar Association and the Michigan State Bar. Lifetime member of The Fellows of the Michigan State Bar Foundation. Recipient of the National Bar Association's Presidential Award in 2000, the Wolverine Bar Association Award in 2001, and the State of Michigan's Access to Justice Award in 2003.

J. PEDRO REINHARD, 59. DOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. DIRECTOR SINCE 1995. Employee of Dow since 1970. Dow Brazil Area Finance Director 1978-81. Dow Europe GmbH* Finance Director 1981-85. Managing Director, Dow Italy 1985-88. Dow Treasurer 1988-96, Vice President 1990-95, Financial Vice President 1995-96, Chief Financial Officer 1995 to date, Executive Vice President 1996 to date. Chairman of the Members Committee, Dow AgroSciences LLC*. Director of Dow Corning Corporation*, Royal Bank of Canada, The Coca-Cola Company and Sigma-Aldrich Corporation. Advisory Board member of Swiss Re America Holding Corporation. Member of the Financial Executives International and The Conference Board's Council of Financial Executives.

LUCIANO RESPINI, 58, CORPORATE VICE PRESIDENT, GEOGRAPHY, MARKETING AND SALES, HUMAN RESOURCES, AND PUBLIC AFFAIRS. Corporate responsibility for Diversity and Inclusion. Employee of Dow since 1965. President of Dow Europe GmbH* 1998 to 2004. Member of the Board of Sulzer AG, CEFIC (European Chemical Industry Council) and member of the Editorial Board of ECN (European Chemical News).

FERNANDO RUIZ, 49. DOW VICE PRESIDENT AND TREASURER. Employee of Dow since 1980. Treasurer, Ecuador Region 1982-84. Treasurer, Mexico Region 1984-88. Financial Operations Manager, Corporate Treasury 1988-91. Assistant Treasurer, USA Area 1991-92. Senior Finance Manager, Corporate Treasury 1992-96. Assistant Treasurer, The Dow Chemical Company 1996-2001. Corporate Director of Insurance and Risk Management 2001. President and Chief Executive Officer, Liana Limited* and Dorinco Reinsurance Company* 2001 to date. Vice President and Treasurer, The Dow Chemical Company, 2001 to date. President of Dow Credit Corporation* 2001 to date. Director of Dow Financial Services Inc.* and EQUATE Petrochemical Company K.S.C.* Member of Financial Executives International, the Midland Economic Development Council, Citibank's Customer Advisory Board and Michigan State University (Eli Broad College of Business) Advisory Board.

GARY R. VEURINK, 54. CORPORATE VICE PRESIDENT, MANUFACTURING AND ENGINEERING. Employee of Dow since 1972. Global Manufacturing Director for Engineering Plastics 1995-98. Vice President, Global Purchasing, 1998-2000. Site Director for Michigan Operations and Business Operations Director for Performance Chemicals 2000-04. Business operations leader and Vice President of Manufacturing and Engineering for the Chemicals and Intermediates portfolio during 2004. Recipient of Outstanding Alumnus Award of the South Dakota School of Mines and Technology and member of the Academic Advisory Board. President and Executive Council member of the Lake Huron Area Council of the Boy Scouts of America. Member of Board of Trustees of the Michigan Chapter of the Nature Conservancy.

LAWRENCE J. WASHINGTON, JR., 59. DOW CORPORATE VICE PRESIDENT, SUSTAINABILITY, ENVIRONMENT, HEALTH & SAFETY. Employee of Dow since 1969. General Manager, Western Division 1987-90. Vice President, Dow North America, and General Manager of the Michigan Division 1990-94. Vice President, Human Resources 1994 to 2004. Vice President, Public Affairs 1997 to 2004. Director of Chemical Bank and Trust Company, Liana Limited* and Dorinco Reinsurance Company*. Trustee of The Keystone Center. Member of the National Advisory Board for Michigan Technological University and the Advisory Council, College of Engineering and Science, University of Detroit Mercy.

* A number of Company entities are referenced in the biographies and are defined as follows. (Some of these entities have had various names over the years. The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of February 18, 2005.) The OPTIMAL Group – comprised of companies ultimately 23.75 to 50 percent owned by Dow. EQUATE Petrochemical Company K.S.C. – a company ultimately 45 percent owned by Dow. Dow Corning Corporation; MEGlobal; Oman Petrochemical Industries Company LLC; Univation Technologies, LLC; and UOP LLC – companies ultimately 50 percent owned by Dow. Diamond Capital Management, Inc.; Dorinco Reinsurance Company; Dow AgroSciences LLC; Dow Benelux N.V.; Dow Chemical Company Limited; Dow Chemical Pacific Limited; Dow Credit Corporation; Dow Deutschland GmbH; Dow Europe GmbH; Dow Financial Holdings, Inc.; Dow Financial Services Inc.; Dow Hydrocarbons and Resources Inc.; Dow Global Technologies, Inc.; Essex Chemical Corporation; Liana Limited; and PBBPolisur S.A. – all ultimately wholly owned subsidiaries of Dow. Ownership by Dow described above may be either direct or indirect.

The Dow Chemical Company and Subsidiaries
PART II, Item 5. Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the Company's common stock is the New York Stock Exchange.

       Quarterly market and dividend information can be found at the end of Part II, Item 8. Financial Statements and Supplementary Data, following the Notes to the Consolidated Financial Statements.

       At December 31, 2004, there were 108,260 registered common stockholders. The Company estimates that there were an additional 396,000 stockholders whose shares were held in nominee names at December 31, 2004. At January 31, 2005, there were 108,620 registered common stockholders.

       On February 10, 2005, the Board of Directors announced a quarterly dividend of $0.335 per share, payable April 29, 2005, to stockholders of record on March 31, 2005. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 92-year period, Dow has increased the amount of the quarterly dividend 45 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time. The Company declared dividends of $1.34 per share in 2004, 2003 and 2002.

       See Part III, Item 11. Executive Compensation for information relating to the Company's equity compensation plans.

       On August 3, 1999, the Board of Directors terminated its 1997 authorization which allowed the Company to repurchase shares of Dow common stock. Since that time, the only shares purchased by the Company are those shares received from employees and non-employee directors to pay taxes owed as a result of the exercise of stock options or the delivery of stock grants. See Note O to the Consolidated Financial Statements for information regarding the Company's stock compensation plans.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data

In millions, except as noted (Unaudited)	2004	2003	2002	2001	2000

Summary of Operations (1)
Net sales (2)	$40,161	$32,632	$27,609	$28,075	$29,798
Cost of sales (2)	34,244	28,177	23,780	23,892	24,310
Research and development expenses	1,022	981	1,066	1,072	1,119
Selling, general and administrative expenses	1,436	1,392	1,598	1,765	1,825
Amortization of intangibles	81	63	65	178	139
Purchased in-process research and development charges	–	–	–	69	6
Special charges, merger-related expenses, and restructuring	(20)	–	280	1,487	–
Asbestos-related charge	–	–	828	–	–
Other income	1,059	468	94	423	706
Interest expense – net	661	736	708	648	519

Income (Loss) before income taxes and minority interests	3,796	1,751	(622)	(613)	2,586
Provision (Credit) for income taxes	877	(82)	(280)	(228)	839
Minority interests' share in income	122	94	63	32	72
Preferred stock dividends	–	–	–	–	–

Income (Loss) from continuing operations	2,797	1,739	(405)	(417)	1,675
Discontinued operations net of income taxes	–	–	–	–	–
Cumulative effect of changes in accounting principles	–	(9)	67	32	–

Net income (loss) available for common stockholders	$2,797	$1,730	$(338)	$(385)	$1,675

Per share of common stock (in dollars): (3)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – basic	$2.98	$1.89	$(0.44)	$(0.46)	$1.88
Earnings (Loss) per common share – basic	2.98	1.88	(0.37)	(0.43)	1.88
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – diluted	2.93	1.88	(0.44)	(0.46)	1.85
Earnings (Loss) per common share – diluted	2.93	1.87	(0.37)	(0.43)	1.85
Cash dividends declared per share of common stock	1.34	1.34	1.34	1.295	1.16
Cash dividends paid per share of common stock	1.34	1.34	1.34	1.25	1.16
Book value per share of common stock	12.88	9.89	8.36	11.04	13.22
Weighted-average common shares outstanding – basic (3)	940.1	918.8	910.5	901.8	893.2
Weighted-average common shares outstanding – diluted (3)	953.8	926.1	910.5	901.8	904.5
Convertible preferred shares outstanding	–	–	–	–	–

Year-end Financial Position
Total assets	$45,885	$41,891	$39,562	$35,515	$35,991
Working capital	5,384	3,578	2,519	2,183	1,150
Property – gross	41,898	40,812	37,934	35,890	34,852
Property – net	13,828	14,217	13,797	13,579	13,711
Long-term debt and redeemable preferred stock	11,629	11,763	11,659	9,266	6,613
Total debt	12,594	13,109	13,036	10,883	9,450
Net stockholders' equity	12,270	9,175	7,626	9,993	11,840

Financial Ratios
Research and development expenses as percent of net sales (1, 2)	2.5%	3.0%	3.9%	3.8%	3.8%
Income (Loss) before income taxes and minority interests as percent of net sales (1, 2)	9.5%	5.4%	(2.3)%	(2.2)%	8.7%
Return on stockholders' equity (4)	22.8%	18.9%	(4.4)%	(3.9)%	14.1%
Debt as a percent of total capitalization	47.9%	55.4%	59.2%	48.9%	42.5%

General
Capital expenditures	$1,333	$1,100	$1,623	$1,587	$1,808
Depreciation (1)	1,904	1,753	1,680	1,595	1,554
Salaries and wages paid	3,993	3,608	3,202	3,215	3,395
Cost of employee benefits	885	783	611	540	486
Number of employees at year-end (thousands)	43.2	46.4	50.0	52.7	53.3
Number of Dow stockholders of record at year-end (thousands) (5)	108.3	113.1	122.5	125.1	87.9

  (1)
  Restated for the sale of the pharmaceutical businesses in 1995.

  (2)
  Adjusted for reclassification of freight on sales in 2000 and reclassification of insurance operations in 2002.

  (3)
  Adjusted for 3-for-1 stock split in 2000.

  (4)
  Included Temporary Equity in 1994-1999.

  (5)
  Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 396,000 stockholders whose shares were held in nominee names at December 31, 2004.

    The Dow Chemical Company and Subsidiaries
    PART II, Item 6. Selected Financial Data (Continued)

In millions, except as noted (Unaudited)	1999	1998	1997	1996	1995	1994

Summary of Operations (1)
Net sales (2)	$26,131	$25,396	$27,814	$27,267	$27,140	$22,634
Cost of sales (2)	20,422	19,566	20,961	19,981	18,702	17,036
Research and development expenses	1,075	1,026	990	962	997	960
Selling, general and administrative expenses	1,776	1,964	2,168	2,426	2,543	2,267
Amortization of intangibles	160	106	80	58	52	57
Purchased in-process research and development charges	6	349	–	–	–	–
Special charges, merger-related expenses, and restructuring	94	458	–	–	–	–
Asbestos-related charge	–	–	–	–	–	–
Other income	424	1,166	657	523	200	180
Interest expense – net	432	458	355	246	211	342

Income (Loss) before income taxes and minority interests	2,590	2,635	3,917	4,117	4,835	2,152
Provision (Credit) for income taxes	874	902	1,320	1,423	1,822	791
Minority interests' share in income	74	20	113	194	197	200
Preferred stock dividends	5	6	13	17	17	17

Income (Loss) from continuing operations	1,637	1,707	2,471	2,483	2,799	1,144
Discontinued operations net of income taxes	–	–	–	–	187	166
Cumulative effect of changes in accounting principles	(20)	–	(17)	–	–	–

Net income (loss) available for common stockholders	$1,617	$1,707	$2,454	$2,483	$2,986	$1,310

Per share of common stock (in dollars): (3)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – basic	$1.87	$1.92	$2.72	$2.61	$2.73	$1.07
Earnings (Loss) per common share – basic	1.85	1.92	2.71	2.61	2.91	1.22
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – diluted	1.84	1.89	2.63	2.51	2.62	1.04
Earnings (Loss) per common share – diluted	1.82	1.89	2.61	2.51	2.80	1.19
Cash dividends declared per share of common stock	1.16	1.16	1.12	1.00	0.97	0.87
Cash dividends paid per share of common stock	1.16	1.16	1.08	1.00	0.93	0.87
Book value per share of common stock	12.40	11.34	11.17	10.95	10.09	9.20
Weighted-average common shares outstanding – basic (3)	874.9	888.1	898.4	950.1	1,025.8	1,069.8
Weighted-average common shares outstanding – diluted (3)	893.5	904.8	936.2	997.2	1,073.4	1,117.6
Convertible preferred shares outstanding	1.3	1.4	1.4	27.3	27.6	27.9

Year-end Financial Position
Total assets	$33,456	$31,121	$31,004	$31,219	$29,838	$31,573
Working capital	2,848	1,570	1,925	4,799	6,234	2,580
Property – gross	33,333	32,844	31,052	30,896	29,575	29,099
Property – net	13,011	12,628	11,832	11,893	10,921	11,268
Long-term debt and redeemable preferred stock	6,941	5,890	5,703	5,770	6,067	6,268
Total debt	8,708	8,099	8,145	7,067	6,726	7,524
Net stockholders' equity	10,940	9,878	9,974	10,068	9,406	9,721

Financial Ratios
Research and development expenses as percent of net sales (1, 2)	4.1%	4.0%	3.6%	3.5%	3.7%	4.2%
Income (Loss) before income taxes and minority interests as percent of net sales (1, 2)	9.9%	10.4%	14.1%	15.1%	17.8%	9.5%
Return on stockholders' equity (4)	14.7%	17.2%	24.5%	24.5%	30.5%	13.4%
Debt as a percent of total capitalization	42.2%	43.6%	43.1%	36.5%	36.7%	37.9%

General
Capital expenditures	$2,176	$2,328	$1,953	$2,065	$1,959	$1,592
Depreciation (1)	1,516	1,559	1,529	1,552	1,661	1,484
Salaries and wages paid	3,536	3,579	3,640	3,645	3,475	3,980
Cost of employee benefits	653	798	839	875	854	989
Number of employees at year-end (thousands)	51.0	50.7	55.9	52.0	51.0	65.7
Number of Dow stockholders of record at year-end (thousands) (5)	87.7	93.0	97.2	104.6	111.1	114.5

  (1)
  Restated for the sale of the pharmaceutical businesses in 1995.

  (2)
  Adjusted for reclassification of freight on sales in 2000 and reclassification of insurance operations in 2002.

  (3)
  Adjusted for 3-for-1 stock split in 2000.

  (4)
  Included Temporary Equity in 1994-1999.

  (5)
  Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 396,000 stockholders whose shares were held in nominee names at December 31, 2004.

The Dow Chemical Company and Subsidiaries
PART II, Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation.

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

ABOUT DOW

Dow is a diversified, worldwide manufacturer of more than 3,300 basic and performance chemical, plastic, and agricultural products that serve numerous consumer markets, including food, transportation, health and medicine, personal and home care, and building and construction. Dow is the largest U.S. producer of chemicals and plastics, in terms of sales, with total sales of $40 billion in 2004. The Company conducts its worldwide operations through global businesses, which are reported in six operating segments: Performance Plastics, Performance Chemicals, Agricultural Sciences, Plastics, Chemicals, and Hydrocarbons and Energy.

       In 2004, the Company sold its products and services to customers in 175 countries throughout the world. Forty-two percent of the Company's sales were to customers in North America; 36 percent were in Europe; while the remaining 22 percent were to customers in Asia Pacific and Latin America. The Company employs approximately 43,000 people and has a broad, global reach with 165 manufacturing sites in 37 countries.

2004 OVERVIEW

Building on the Company's 2003 results, 2004 was a year of significant progress for Dow. Continued global economic growth drove higher demand for chemicals and plastics, tightening industry supply/demand balances and providing support for margin expansion (i.e., the increase in the spread between selling prices and feedstock costs). The benefits of better industry fundamentals were supplemented by the Company's actions to improve its earnings and financial strength, including:

•
Managing prices to restore margins, without sacrificing volume
•
Institutionalizing the reduction in structural costs achieved in 2003
•
Maintaining a disciplined approach to capital spending and working capital management
•
Shutting down underutilized or non-competitive facilities
•
Divesting non-strategic assets

       As a result of these actions, sales increased 23 percent to $40 billion, establishing a new sales record for the Company. Prices rose 17 percent, with substantial increases in all operating segments and all geographic areas. Volume grew 6 percent, reflecting a healthy demand for Dow products worldwide. Feedstock and energy costs remained high and volatile, increasing by over $3.4 billion, or 28 percent, compared with 2003. Despite this increase in costs, the improvement in Dow's product prices resulted in an expansion in margin of $2 billion, restoring a portion of previously lost margin. Because of improving industry conditions and Dow's drive to raise prices, over the past two years the Company has recovered roughly one-third of the $8.9 billion in margin lost between 1995 and 2002.

       The Company continued its focus on controlling expenses. Research and development, and selling, general and administrative expenses fell to 6.1 percent of sales, the lowest percentage in the Company's history. Total structural costs (such as labor, materials and supplies, purchased services and travel costs) were flat with 2003, after adjusting for the impact of currency. The Company reduced its workforce by more than 3,100 people, almost 7 percent. Over the past two years, the Company has reduced its workforce by 13.5 percent.

       Capital spending in 2004 was held to the target level of $1.3 billion, $571 million below the level of depreciation, without sacrificing the efficiency, safety and environmental performance of Dow's manufacturing facilities. As discussed in Environmental Matters, the Company's key environmental and safety measures continued to improve in 2004.

       While the substantial increase in sales resulted in a $1.9 billion increase in working capital, the Company maintained tight control of working capital ratios, reducing days-sales-outstanding-in-receivables from 42 days to 40 days, and holding days-sales-in-inventory at 57 days, slightly higher than the 56 days reached at the end of 2003. Inventories built in late 2004 will meet customer demand during planned maintenance activity and plant outages in early 2005.

       During 2004, the Company shut down 12 small, non-competitive facilities. In most instances, production was or will be shifted to more efficient facilities; in a few cases, the Company decided to exit a business because of inadequate financial returns.

       In February 2004, Dow acquired the acrylates business of Celanese AG. This acquisition positioned the Company's existing acrylics activities into a complete, integrated acrylics chain, establishing Dow as a major presence in higher value, less cyclical, downstream markets.

       Dow completed two major divestitures in June 2004, tied to the formation of strategic joint ventures with Petrochemical Industries Company ("PIC") of Kuwait. The Company sold a 50 percent interest in its Canadian ethylene glycol ("EG") assets as part of the formation of MEGlobal. This 50:50 joint venture manufactures and markets EG globally, and markets excess EG produced at Dow's plants in the United States and Europe, as well as EG from EQUATE Petrochemical Company K.S.C. ("EQUATE") and the OPTIMAL Group ("OPTIMAL"), two of the Company's existing joint ventures. The Company sold a 50 percent interest in its polyethylene terephthalate/purified terephthalic acid ("PET"/"PTA") business as part of the formation of Equipolymers, a 50:50 joint venture that manufactures and markets PET globally. The Company recorded a pretax gain of $563 million on the sale of the EG assets and PET/PTA business in the second quarter of 2004. These transactions, which resulted in cash proceeds of $845 million, allowed the Company to capture a portion of the future value of these businesses while retaining a share of the earnings potential of EG and PET. The formation of these joint ventures was designed to shift the future asset base for these products to a region with low-cost feedstocks and improve the Company's ability to serve its global customers, particularly those in the fast-growing Asian region. See Note C to the Consolidated Financial Statements for additional information.

       Separately, Dow divested its DERAKANE epoxy vinyl ester resin business to Ashland Specialty Chemical in December 2004, recording a pretax gain of $90 million in the fourth quarter. Because of changes in the competitive environment, continued successful participation in this business would have required investment in areas outside of Dow's core capabilities.

       As a result of these actions and improved industry conditions, Dow substantially increased earnings and reduced net debt in 2004.

•
Diluted earnings per common share were $2.93 in 2004 (including the net favorable impact of restructuring activities, the gain on the sale of the DERAKANE business, and tax valuation adjustments, which totaled $0.22 per share) compared with $1.87 in 2003 (which included tax valuation adjustments equivalent to $0.49 per share).
•
Total debt was reduced $515 million. The ratio of debt to total capitalization was 47.9 percent at the end of 2004, down from 55.4 percent at the end of 2003.

       For 2005, the Company expects that continued global economic growth will further improve chemical industry demand, thereby tightening industry supply/demand balances. However, the high and volatile feedstock and energy costs that have characterized this industry for the past two years are expected to continue, which is why Dow will continue to focus on financial discipline, lowering the total cost to serve customers and price/volume management in order to further improve financial performance in 2005.

RESULTS OF OPERATION

Dow's sales rose to a new record high of $40.2 billion in 2004, up 23 percent compared with sales of $32.6 billion in 2003. Sales were $27.6 billion in 2002. Compared with last year, prices improved 17 percent and volume grew 6 percent. For 2004, prices were up in all operating segments and all geographic areas due to improved industry fundamentals, the continuing increase in feedstock and energy costs, and the favorable impact of currency in Europe, which accounted for approximately 4 percent of the increase in sales. The increase in volume in 2004 reflected an improvement in economic conditions, with volume growth in all operating segments, except Hydrocarbons and Energy, and in all geographic areas. In 2003, sales grew 18 percent, as prices rose 14 percent and volume grew 4 percent, compared with 2002. The increase in prices, which was driven by increasing feedstock and energy costs and the favorable impact of currency in Europe (which accounted for approximately 6 percent of the increase in sales), was broad-based as prices improved across all businesses and in all geographic areas. The increase in volume in 2003 reflected an improvement in economic conditions. See Sales Price and Volume table on page 36 for details regarding the change in sales.

       Sales in the United States accounted for 37 percent of total sales in 2004, compared with 39 percent in 2003 and 41 percent in 2002. Sales and other information by operating segment and geographic area are provided in Note U to the Consolidated Financial Statements. See Segment Results for a narrative discussion of results for each of the operating segments.

       Gross margin for 2004 was $5,917 million, compared with $4,455 million in 2003 and $3,829 million in 2002. Compared with last year, gross margin improved $1,462 million in 2004, as the increase in selling prices of $5.4 billion (including the favorable impact of currency), as well as volume growth and the impact of improved operating rates, more than offset an increase of $3.4 billion in feedstock and energy costs and the negative impact of currency on costs. Gross margin for 2003 improved $626 million from 2002, as higher selling prices of $4.0 billion, volume growth and improved operating rates, more than offset an increase of $2.7 billion in feedstock and energy costs and the negative impact of currency on costs.

       Dow's global plant operating rate for its chemicals and plastics businesses was 88 percent of capacity in 2004, up from 82 percent of capacity in 2003 and 78 percent in 2002. Operating rates continued to improve in 2004 as the Company increased run rates to support increasing demand, reflecting improved economic conditions around the world. The lower operating rate in 2002 reflected a slowdown in production at several of the Company's plants, in an effort to manage inventory levels. Depreciation expense was $1,904 million in 2004, compared with $1,753 million in 2003 and $1,680 million in 2002.

       Personnel count was 43,203 at December 31, 2004; 46,372 at December 31, 2003; and 49,959 at December 31, 2002. In 2004, headcount continued to decline as the Company remained focused on improving organizational efficiency and financial performance. The decline in headcount in 2003 was the direct result of the Company's Action Plan initiated in early 2003 and attrition.

       Operating expenses (research and development, and selling, general and administrative expenses) totaled $2,458 million in 2004, up 4 percent from $2,373 million in 2003, but down 8 percent from $2,664 million in 2002. Research and development ("R&D") expenses were $1,022 million in 2004, compared with $981 million in 2003 and $1,066 million in 2002. The increase in R&D expenses in 2004 was primarily due to higher spending on growth initiatives, especially in the Agricultural Sciences segment, and the start-up of two pilot plants in the Plastics segment. Selling, general and administrative ("SG&A") expenses were $1,436 million in 2004, up from $1,392 million in 2003, but down 10 percent from $1,598 million in 2002. SG&A expenses rose in 2004 primarily due to an increase in the allowance for doubtful receivables (reflecting the higher level of sales), higher fringe benefits, higher pension and medical expenses, and the negative impact of currency on expenses. SG&A expenses were 4 percent of sales in 2004 and 2003, down from 6 percent of sales in 2002.

       The following table illustrates the relative size of the primary components of total production costs and operating expenses of Dow. More information about each of these components can be found in other sections of Management's Discussion and Analysis of Financial Condition and Results of Operation, Notes to the Consolidated Financial Statements, and Part II, Item 6. Selected Financial Data.

Production Costs and Operating Expenses
Cost components as a percent of total	2004	2003	2002

Hydrocarbon feedstocks and energy	43%	36%	29%
Salaries, wages and employee benefits	13	14	14
Maintenance	3	4	4
Depreciation	5	6	6
Merger-related expenses, restructuring, and asbestos-related charge	–	–	4
Supplies, services and other raw materials	36	40	43

Total	100%	100%	100%

       Amortization of intangibles was $81 million in 2004, $63 million in 2003 and $65 million in 2002. The increase in amortization in 2004 was primarily due to the first quarter write-off of goodwill associated with Hampshire Chemical's manufacturing facility in Nashua, New Hampshire, that produces HAMPOSYL surfactants. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants and as a result, wrote off goodwill of $13 million associated with this line of business in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; demolition of the facility is underway and is expected to be complete in 2005. During the fourth quarter of 2004, the Company performed impairment tests for goodwill in conjunction with its annual planning and budgeting process. As a result of this review, it was determined that no goodwill impairments existed. See Notes F and H to the Consolidated Financial Statements for additional information regarding goodwill and other intangible assets.

       In the second quarter of 2004, the Company recorded a net pretax gain of $20 million related to restructuring activities. The net impact of these transactions, shown as "Restructuring net gain" in the consolidated statements of income, included gains totaling $563 million related to the divestiture of assets in conjunction with the formation of two new joint ventures, MEGlobal and Equipolymers, substantially offset by asset impairments of $99 million related to the future sale or shutdown of facilities; the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"), reflected in Unallocated and Other; and employee-related restructuring charges of $296 million, reflected in Unallocated and Other. The gain related to MEGlobal was $439 million and was reflected in the Chemicals segment. The gain for Equipolymers was $124 million and was reflected in the Plastics segment. The employee-related restructuring charges included severance of $225 million for a workforce reduction of 2,455 people and curtailment costs of $71 million associated with Dow's defined benefit plans. For additional information, see Notes B and C to the Consolidated Financial Statements.

       During 2002, the Company recorded merger and integration costs of $41 million and additional merger-related severance of $66 million. "Merger-related expenses and restructuring" also included the following charges in 2002: severance of $5 million related to a workforce reduction at Dow AgroSciences; and asset write-downs and impairments of $131 million and severance of $37 million related to restructuring activities undertaken by the Company following the appointment of a new President and CEO in late 2002. See Notes B and F to the Consolidated Financial Statements for additional information.

       In the fourth quarter of 2002, following the completion of a study to estimate the cost of resolving pending and potential future asbestos-related claims filed against Union Carbide and Amchem Products, Inc., the amount recorded for asbestos-related liabilities was increased to $2.2 billion, resulting in a charge of $828 million after recording related insurance receivables. See Legal Proceedings, Critical Accounting Policies, Asbestos-Related Matters of Union Carbide Corporation, and Note K to the Consolidated Financial Statements for additional information.

       Dow's share of the earnings of nonconsolidated affiliates in 2004 was $923 million, up substantially from $322 million in 2003 and $40 million in 2002. Compared with last year, equity earnings increased primarily due to stronger results from EQUATE, OPTIMAL, Dow Corning Corporation ("Dow Corning"), Siam Polyethylene Company Limited, DuPont Dow Elastomers L.L.C. ("DDE"), and UOP LLC ("UOP"). In addition to these improvements, results for MEGlobal and Equipolymers were included in equity earnings for the first time in the third quarter of 2004. Equity earnings for 2004 also included the favorable impact of the recognition of investment tax allowances by one of the Company's joint ventures. Equity earnings in 2003 increased from 2002 primarily due to stronger results from EQUATE, OPTIMAL, Dow Corning, Compañía Mega S.A., and Univation Technologies, LLC, partially offset by a decline in results from DDE. Equity earnings in 2002 were negatively impacted by three items: Dow's $10 million share of a restructuring charge recorded by UOP, reflected in the Performance Plastics segment; Dow's $8 million share of a restructuring charge recorded by DDE, reflected in the Plastics segment; and goodwill impairment losses of $16 million related to investments in nonconsolidated affiliates, reflected in Unallocated and Other.

       Sundry income – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for 2004 was $136 million, compared with $146 million in 2003 and $54 million in 2002. Sundry income for 2004 included a gain of $90 million on the sale of the DERAKANE epoxy vinyl ester resin business (reflected in the Performance Plastics segment) and a loss of approximately $30 million on the sale of assets in the first quarter (reflected in Unallocated and Other). Sundry income in 2003 included several small gains on sales of non-strategic assets, including a gain of $47 million on the sale of several product lines of Amerchol Corporation, a wholly owned subsidiary (reflected in the Performance Chemicals segment), and the favorable impact of foreign currency exchange versus 2002, primarily due to the devaluation of the Argentine peso in the first quarter of 2002. Sundry income in 2002 included a gain of $63 million on the sale of the Company's share in Oasis Pipe Line Company in the fourth quarter (reflected in the Hydrocarbons and Energy segment).

       Net interest expense (interest expense less capitalized interest and interest income) was $661 million in 2004, down from $736 million in 2003 and $708 million in 2002. Interest income was $86 million in 2004, compared with $92 million in 2003 and $66 million in 2002. Interest income was higher in 2004 and 2003, compared with 2002, reflecting higher levels of cash and cash equivalents. Interest expense (net of capitalized interest) and amortization of debt discount totaled $747 million in 2004, $828 million in 2003 and $774 million in 2002. Compared with last year, interest expense declined primarily due to a reduction in total debt. Interest expense for 2003 was up versus 2002 due to higher levels of total debt in 2003.

       Income (loss) before income taxes and minority interests ("profit before tax") was $3,796 million, up significantly from $1,751 million in 2003 and a loss of $622 million in 2002. In 2004, selling prices rose $5.4 billion (including the favorable impact of currency on sales), volume grew 6 percent overall and equity earnings improved significantly, as previously discussed, offsetting the unfavorable impact of higher feedstock and energy costs of $3.4 billion and the negative impact of currency on costs, resulting in a substantial improvement in profit before tax. In 2003, selling prices rose $4.0 billion (including the favorable impact of currency on sales), volume improved and the Company further reduced structural costs. These combined improvements more than offset the impact of higher feedstock and energy costs of $2.7 billion and the negative impact of currency on costs, resulting in a significant improvement in earnings. Profit before tax in 2003 was further improved by increases in equity earnings and sundry income.

       The provision for income taxes was $877 million in 2004 versus a credit for income taxes of $82 million in 2003 and a credit of $280 million in 2002. In the fourth quarter of 2004, the Company's provision for income taxes was reduced by tax benefits of $146 million related to the revised estimate of the future utilization of operating loss carryforwards in Argentina, Italy and Brazil ($101 million) and the impact of a legislated decrease in the tax rate in The Netherlands on deferred tax liabilities ($45 million). In 2003, the Company's provision for income taxes was reduced by tax benefits of $454 million related to the utilization of foreign tax credits ($114 million), which had previously been reserved and would have otherwise expired, and revised estimates regarding the future utilization of operating loss carryforwards in Germany ($340 million related to the reversal of Dow Olefinverbund GmbH's [formerly Buna Sow Leuna Olefinverbund ("BSL")] valuation allowance). Dow's effective tax rate for 2004 was 27 percent, excluding the impact of the tax benefits of $146 million, compared with 21.2 percent in 2003, excluding the impact of the tax benefits of $454 million, and 45 percent (credit) in 2002. The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. The effective tax rates for 2004 and 2003 declined due to a higher percentage of foreign sourced income compared with 2002 and stronger earnings from a number of the Company's joint ventures. Since most of the earnings from the equity companies are taxed at the joint venture level, the impact of higher equity earnings has reduced Dow's overall effective tax rate. The 2002 tax rate was impacted by an increase in the valuation allowance of $350 million, primarily due to an increase in the valuation allowance for U.S. foreign tax credits of $114 million and the recording of valuation allowances against tax loss carryforwards in Argentina and Brazil of $192 million. The underlying factors affecting Dow's overall effective tax rates are summarized in Note T to the Consolidated Financial Statements.

       Minority interests' share of net income in 2004 was $122 million, up from $94 million in 2003 and $63 million in 2002. The increase in minority interest in the last two years was primarily due to improved results at PBBPolisur S.A.

       Cumulative effect of changes in accounting principles included an after-tax charge of $9 million related to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" in 2003 and an after-tax transition adjustment gain of $67 million related to the adoptions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in 2002. See Note A to the Consolidated Financial Statements for additional information regarding changes in accounting principles.

       Net income (loss) available for common stockholders was $2,797 million in 2004 (earnings of $2.93 per share), compared with $1,730 million in 2003 (earnings of $1.87 per share) and a net loss of $338 million in 2002 (a loss of $0.37 per share).

       The following table summarizes the impact of certain items recorded in 2004, 2003 and 2002:

	Pretax Impact (1)			Impact on Net Income (2)			Impact on EPS (3)

In millions, except per share amounts	2004	2003	2002	2004	2003	2002	2004	2003	2002

Restructuring net gain:
Employee-related restructuring charges	$(296)	–	–	$(200)	–	–	$(0.21)	–	–
Gains on divestitures of assets related to formation of MEGlobal and Equipolymers joint ventures	563	–	–	379	–	–	0.40	–	–
Asset impairments	(99)	–	–	(69)	–	–	(0.08)	–	–
Recognition of liability related to Cargill Dow loan guarantee	(148)	–	–	(93)	–	–	(0.10)	–	–
Merger-related expenses and restructuring	–	–	$(280)	–	–	$(182)	–	–	$(0.21)
Asbestos-related charge	–	–	(828)	–	–	(522)	–	–	(0.57)
UOP restructuring	–	–	(10)	–	–	(7)	–	–	(0.01)
DuPont Dow Elastomers restructuring	–	–	(8)	–	–	(8)	–	–	(0.01)
Goodwill impairment losses in nonconsolidated affiliates	–	–	(16)	–	–	(16)	–	–	(0.02)
Gain on sale of Oasis Pipe Line	–	–	63	–	–	40	–	–	0.04
Gain on sale of DERAKANE epoxy vinyl ester resin business	90	–	–	57	–	–	0.06	–	–
Reversal of tax valuation allowances and impact of change in tax rate on deferred tax liabilities	–	–	–	146	$454	–	0.15	$0.49	–
Cumulative effect of changes in accounting principles	–	–	–	–	(9)	67	–	(0.01)	0.07

Total	$110	–	$(1,079)	$220	$445	$(628)	$0.22	$0.48	$(0.71)

(1) Impact on "Income before Income Taxes and Minority Interests"
(2) Impact on "Net Income (Loss) Available for Common Stockholders"
(3) Impact on "Earnings per common share – diluted"

SEGMENT RESULTS

The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. In the first quarter of 2004, the Company made changes to its internal organizational structure; this reorganization did not result in a change to Dow's operating segments, but it did result in the renaming of several of the businesses within the operating segments. The Corporate Profile included in Note U to the Consolidated Financial Statements reflects these changes. Additional information regarding the Company's operating segments and a reconciliation of EBIT to "Net Income Available for Common Stockholders" can also be found in Note U.

PERFORMANCE PLASTICS

Performance Plastics sales increased 22 percent to $9.5 billion in 2004, compared with $7.8 billion in 2003. Sales were $7.1 billion in 2002. In 2004, volume increased 12 percent over 2003, while prices increased 10 percent, including the favorable impact of currency in Europe. Currency accounted for approximately 4 percent of the increase in sales. Sales in 2003 reflected a 10 percent price improvement, while volume was unchanged versus 2002.

       EBIT for the segment was $1.0 billion in 2004, compared with $701 million in 2003 and $612 million in 2002. EBIT improved in 2004 due to higher prices and stronger volumes. In addition, the Company sold its DERAKANE epoxy vinyl resin business to Ashland Specialty Chemicals in December 2004, resulting in a pretax gain of $90 million. EBIT increased in 2003 due to strengthening prices and emphasis on cost control.

       Building and Construction sales increased 16 percent in 2004, reflecting gains in both price and volume. Prices increased 9 percent in an attempt to recover margins lost to increasing raw material costs. Volume increased 7 percent due to high levels of new housing starts in North America and increased sales growth in eastern and southern Europe related to more stringent energy consumption regulations, which resulted in increased sales of insulation products. EBIT decreased slightly due to higher raw material and freight costs.

       Dow Automotive sales increased 11 percent versus 2003, with a 6 percent improvement in prices as Dow Automotive increased prices in order to restore margins. Improving supply/demand balances resulted in increased pricing power for polymers. Volume was up 5 percent, exceeding the annual growth rate for the global automotive industry, as the business continued to expand its position within its traditional customer base. EBIT in 2004 was favorably impacted by the divestiture of the Company's interest in Core Products SAS, a 50:50 joint venture with L&L Holding Company LLC. Despite this gain, EBIT in 2004 declined as higher raw material costs and operating expenses offset the improvement in selling prices.

       Engineering Plastics sales were up 31 percent compared with 2003. Prices increased 12 percent to compensate for escalating feedstock and energy costs, and as a result of tight supply in most geographic areas. Volume was up 19 percent versus 2003 as improving economic conditions increased demand from appliance, electronics and automotive industries. EBIT in 2004 was up as higher prices and volumes more than offset significant increases in raw material costs.

       Epoxy Products and Intermediates reported a 32 percent increase in sales compared with 2003. Prices improved 17 percent reflecting increases across the entire range of epoxy products in response to substantially higher costs for benzene, propylene and bisphenol. Volume was up 15 percent versus 2003, driven by increased consumer spending and higher demand for industrial applications. Epoxy supply was tight across all geographic areas as most producers ran at full operating rates to meet demand. The business completed a shutdown of its facility in Sarnia, Ontario, Canada in August 2004, and consolidated production within facilities in Freeport, Texas, and The People's Republic of China. The shutdown, combined with the consolidation of research facilities into Freeport, Texas, improved the competitiveness of the epoxy business. EBIT in 2004 improved due to improved pricing and volume.

       Polyurethanes and Thermoset Systems sales were up 25 percent in 2004 versus the prior year. Prices increased 12 percent, led by price increases for polyols and methylene diphenyl diisocyanate ("MDI"). Volume increased 13 percent led by stronger demand for polyols and MDI in the appliance and rigid construction businesses, particularly in The People's Republic of China and the Middle East. Asset optimization initiatives included the permanent shutdown of the Company's polyol facility at Priolo, Italy, which resulted in a write-down of $22 million (see Note F to the Consolidated Financial Statements), and the start-up of a new MDI facility in Freeport, Texas, in November 2004 that is expected to be at full capacity in early 2005. EBIT increased in 2004 due to higher selling prices and improved capacity utilization; however, margin growth was limited due to rising raw material costs throughout the year. In addition, EBIT was favorably impacted by the $90 million gain on the sale of the DERAKANE business.

       Technology Licensing and Catalyst sales were up 23 percent compared with 2003 as the global economic recovery favorably impacted investments within the chemical industry. This increase in commercial licensing activity improved sales in the technology licensing business, including sales to MEGlobal and EQUATE, joint ventures of the Company. The polyolefins catalyst licensing businesses continued to face strong competitive pressures, especially in Asia Pacific. Equity earnings increased with improved financial results at UOP and Univation Technologies, LLC, both 50:50 joint ventures of the Company. EBIT in 2004 improved as a result of higher equity earnings and increased licensing activity.

       Wire and Cable sales were up 20 percent in 2004, driven by volume recovery in all geographies except Europe. Demand was strong in both the telecommunications and power industries. The production facility in Bound Brook, New Jersey was shut down in 2004 to improve capacity utilization and optimize costs within the business. EBIT in 2004 improved as a result of higher volumes, lower costs, and increased equity earnings from Nippon Unicar Company Limited, a 50:50 joint venture, resulting from a gain on the sale of the joint venture's silicone business.

Performance Plastics Outlook for 2005

For the Performance Plastics segment, continued favorable economic conditions in 2005 are expected to result in higher sales compared with 2004. Capacity utilization of most products within the industry is expected to improve, and volume growth is expected across all end-use applications. Profitability is expected to improve with continued focus on improving margins and optimizing cost performance.

       Building and Construction expects prices and volumes to increase in 2005. Housing starts in North America are expected to ease after several years of sustained growth, but demand for extruded polystyrene is expected to continue as the preferred solution for many insulation applications. Growth in Russia and The People's Republic of China represent new opportunities for volume improvement. An over-supply situation is anticipated to continue in Europe as new industry facilities are expected to come on-line in 2005. However, increased demand in eastern and southern Europe is expected to be the greatest opportunity for growth, due to customer implementation of increasingly stringent energy policies.

       Dow Automotive plans to continue the implementation of value pricing initiatives to offset anticipated downward pressure on prices from auto producers. Volume growth for Dow Automotive is expected through expanded participation with non-traditional customers. Engineering Plastics expects increased demand for copolymers and polycarbonate to tighten supply/demand balances.

       Epoxy Products and Intermediates anticipates an improvement in sales with higher volumes across all geographies, especially in the coatings and civil engineering industries. Epoxy Products anticipates continued upward price pressure due to high raw material costs and tight supply/demand balances. Global industry capacity will remain relatively unchanged with only one world-scale production facility starting up 2005 in The People's Republic of China.

       Polyurethanes results are expected to improve in 2005, due to anticipated price and margin improvements related to the shortage of available capacity for MDI. The business plans to shut down its MDI facility in LaPorte, Texas, after the startup of its new facility in Freeport, Texas, is completed. Technology Licensing and Catalyst expects the intense competitive environment within the polyolefins catalyst business to continue in 2005, although new investment activity is expected to continue in emerging geographies and may result in additional licensing revenues. Wire and Cable anticipates sales in 2005 to grow at GDP levels, with expected margin improvement over raw material costs.

PERFORMANCE CHEMICALS

Performance Chemicals sales increased 20 percent to $6.7 billion in 2004, compared with $5.6 billion in 2003 and $5.1 billion in 2002. Volume grew 11 percent, while prices rose 9 percent. The increase in volume was due in part to the acquisition of the acrylates business from Celanese AG on February 2, 2004. Compared with last year, prices increased due to tight supply/demand balances for acrylics and oxide derivatives, and higher styrene and butadiene costs in Dow Latex. Prices increased 7 percent from 2002 to 2003 due to the favorable impact of currency in Europe and higher prices in those businesses most directly impacted by feedstock costs. Volume increased 1 percent from 2002 to 2003. Volume growth in Europe, Latin America and Asia Pacific was partially offset by a decline in North America due to weak economic conditions in the first three quarters of 2003.

       EBIT for 2004 was $600 million compared with $682 million in 2003 and $650 million in 2002. EBIT for 2004 was negatively impacted by a $22 million charge related to the shutdown of Hampshire Chemical's Nashua, New Hampshire, manufacturing site (see Notes F and H to the Consolidated Financial Statements). The charge included a $9 million write-down of the net book value of the facility and a $13 million write-off of goodwill. The Nashua site was shut down in 2004. In addition, EBIT in 2004 was negatively impacted by asset impairments totaling $89 million as follows: a $60 million write-down of the Company's contract manufacturing plant in Smithfield, Rhode Island, resulting from the pending disposal of the site; a $21 million partial write-down of a Hampshire Chemical business; and an $8 million write-off of a latex manufacturing facility. EBIT for 2003 was favorably impacted by a gain of $47 million on the sale of several product lines of Amerchol. Excluding the 2004 charges and the 2003 gain, EBIT for 2004 was up over 2003 as higher selling prices and volume growth more than offset the impact of increased feedstock costs. EBIT in 2003 increased from 2002 due to the gain on the Amerchol sale and the combined impact of higher prices and volume, the favorable impact of currency, and a strong focus on cost reductions.

       Acrylics and Oxide Derivatives sales were up 48 percent versus 2003, with volume increasing 31 percent and prices increasing 17 percent. Acrylics volume increased due to strong demand for acrylates and the acquisition of the acrylates business of Celanese AG in February 2004. Oxide derivatives volume improved due to increased demand for coatings and wet strength resin (amines) across all geographic areas, with especially strong growth in Asia Pacific. Prices increased due to tight supply/demand balances across most product lines and rising raw material prices. EBIT in 2004 improved significantly over 2003 due to higher prices, stronger demand and higher equity earnings from OPTIMAL, partially offset by higher raw material costs.

       Dow Latex sales were up 20 percent versus 2003, with volume increasing 6 percent and prices increasing 14 percent. Volume for styrene-butadiene latex sold into the paper, carpet and architectural coatings industries grew 4 percent. UCAR Emulsion Systems volume was strong in all geographic areas, demonstrating recovery from the effect of poor weather on the demand for paint in North America and the overall impact of SARS on demand in Asia Pacific in the first half of 2003. Despite increased sales in 2004, EBIT declined primarily due to costs associated with the closure of the Somerset, New Jersey, site, which resulted in an $8 million write-down of the latex manufacturing facility (see Note F to the Consolidated Financial Statements), and a significant increase in raw material costs.

       Specialty Chemicals sales were up 11 percent versus 2003, with a 6 percent increase in price, including the favorable impact of currency in Europe, and a 5 percent increase in volume. Both price and volume increased for functional solutions and surfactants. Price increases were driven by the relatively balanced industry supply/demand situation and sharply higher raw materials costs. Despite improvements in volume and price, EBIT was down for the year due to higher raw material costs and charges related to the shutdown of Hampshire Chemical's Nashua, New Hampshire, manufacturing site (see Note F to the Consolidated Financial Statements).

       Specialty Polymers sales were up 6 percent versus 2003, with volume increasing 5 percent and prices increasing 1 percent, including the favorable impact of currency in Europe. Compared with last year, volume was up in all geographic areas. Sales were strong for ANGUS Chemical Company's products, biocides, CELLOSIZE cellulose ethers, FILMTEC membranes, and METHOCEL cellulose ethers. EBIT declined in 2004 due to a $21 million write-down of a Hampshire Chemical business in the second quarter of 2004. The results for 2003 also included the $47 million gain on the sale of several product lines of Amerchol.

Performance Chemicals Outlook for 2005

Performance Chemicals expects continued growth in 2005 as economic conditions continue to improve. Prices are expected to remain at relatively high levels in 2005 reflecting tight supply/demand balances in many markets. EBIT is also expected to improve in 2005 due to slightly higher volumes, improved pricing and improved operating rates. However, uncertainty still remains due to the volatility of feedstock and energy costs.

       Acrylics and Oxide Derivatives prices and margins are expected to continue to increase in 2005, reflecting tight industry supply/demand conditions and high raw material costs. Prices for superabsorbents are expected to increase sharply in 2005, reflecting anticipated limited supply of acrylic acid within the industry. Acrylic and Oxide Derivative volume is expected to be flat, limited by production capacity. Inventories are expected to remain at low levels with many markets tight to sold out during 2005. Superabsorbents volume is expected to increase in 2005 reflecting increased commitments from several strategic accounts in late 2004.

       Volume for Dow Latex is expected to grow in 2005, but at slightly lower rates than those experienced in 2004. Prices, which increased significantly in the second half of 2004, are likely to remain near year-end 2004 levels through most of 2005 reflecting high and volatile monomer raw material costs. For the full year, average prices are expected to be significantly higher than in 2004.

       Specialty Polymers revenues are expected to increase in 2005, driven primarily by increased volume. Margins are expected to increase slightly due to higher plant operating rates and expected strength in higher value end-use markets.

AGRICULTURAL SCIENCES

Sales for Agricultural Sciences were a record $3.4 billion in 2004, compared with $3.0 billion in 2003 and $2.7 billion in 2002. Volume grew 9 percent versus 2003, while prices improved by 3 percent, primarily due to the favorable impact of currency in Europe. Favorable farm commodity prices resulted in increased demand for crop protection chemicals, both for increased acreage planted and for improved yields on existing acreage. Sales for newer products, including florasulam herbicide, HERCULEX I insect protection traits, and gamma cyhalothrin insecticide, continued to grow. Growth in the insecticide portfolio was led by spinosad insect control products, particularly in India, and chlorpyrifos sold into West Africa to combat the ongoing locust outbreak. Other product lines, including cereal herbicides, soybean fungicides and corn herbicides also contributed to the overall volume increase. In 2003, prices improved 7 percent versus 2002, largely due to the favorable impact of currency, while volume grew 4 percent. Significant price improvements in 2003 were reported in Latin America, due to improved economic conditions, and in Europe, primarily due to favorable currency impact. Volume growth in 2003 was driven by the newer products listed above and spinosad insect control products, while sales for existing products grew due to increased insect pressure in North America and the strength of the product portfolio acquired from Rohm and Haas in 2001.

       EBIT in 2004 was $586 million versus $441 million in 2003 and $154 million in 2002. EBIT improved in 2004 due to volume increases and operational efficiencies. Volume gains, improved pricing, expense control and increased operational efficiencies also drove the strong EBIT improvement in 2003 over 2002. EBIT in 2002 was unfavorably impacted by seed plant write-offs, the impact of a new import tax and currency weakness in Argentina, and severance of $5 million related to a workforce reduction program.

Agricultural Sciences Outlook for 2005

Agricultural Sciences sales and operational results for 2005 are expected to remain at the strong levels achieved in 2004. While industry conditions should remain strong, the high commodity prices and strong market growth of 2004 are not expected to be repeated in 2005. New product growth in corn (the HERCULEX product line) and canola (acres planted with NEXERA seed) will likely be offset by challenges in mature product lines. Competition is expected to intensify in the number and complexity of marketing programs, product offers, and in extended sales terms. Generics will continue to grow and challenge key markets. Dow AgroSciences expects to launch penoxsulum rice herbicide and WIDESTRIKE cotton trait in the United States during 2005 and continue to invest in and build significant new business platforms in animal health and healthy oils.

PLASTICS

Sales for the Plastics segment were $10.0 billion in 2004, up from $7.8 billion in 2003 and $6.5 billion in 2002. Prices increased 24 percent in 2004 compared with 2003, while volume increased 5 percent. The increase in selling prices reflected the significantly higher feedstock and energy costs in 2004, supported by improved industry supply/demand balances. Volume also increased during 2004 as global economic conditions continued to improve and demand returned to historical growth levels. Compared with last year, volume declined in Europe due to the June 2004 formation of Equipolymers, a new 50:50 joint venture, as sales of PET/PTA were sourced through that joint venture beginning on July 1, 2004 (see Note C to the Consolidated Financial Statements). Synthetic rubber volume declined as a result of the decision to idle the facility in Pernis, The Netherlands, in the second quarter of 2004. Two new production facilities were started up in Tarragona, Spain during 2004: a facility for the commercial scale production of VERSIFY resins began operations in the third quarter and a facility for the commercial production of DOW XLA elastic fibers began operations in the fourth quarter. Sales in 2003 were higher than in 2002 as prices, including the favorable impact of currency in Europe, improved 22 percent and volume decreased 2 percent. Currency accounted for approximately 7 percent of the increase in sales.

       EBIT for the year was $1.7 billion, up from $662 million in 2003. EBIT improved as higher selling prices and improved equity earnings, resulting from the advantaged ethylene feedstock position of EQUATE, more than offset the increased feedstock and energy costs. In addition, EBIT in 2004 was favorably impacted by a gain of $124 million on the sale of the PET/PTA business in conjunction with the formation of Equipolymers. In 2003, EBIT was up from $151 million in 2002 as higher selling prices, ongoing cost control efforts and improved equity earnings more than offset the increased feedstock and energy costs. EBIT in 2002 included a $20 million charge for the write-down of ethylene styrene interpolymers market development assets located in Sarnia, Ontario, Canada.

       Polyethylene sales increased 32 percent in 2004 as prices increased 24 percent and volume increased 8 percent. Prices were pushed higher in response to high feedstock and energy costs and improving supply/demand. The increase in sales volume reflects the strong demand growth that was seen in all geographic areas. These conditions led to improvement in both capacity utilization rates and margins. EBIT improved significantly compared with 2003 as increased selling prices and improved equity earnings from EQUATE and Siam Polyethylene Company Limited more than offset higher feedstock and energy costs.

       Polypropylene sales increased 34 percent in 2004, as prices increased 28 percent and volume increased 6 percent. Polypropylene prices moved higher during the year in response to increasing feedstock and energy costs. Demand increased as the global economic recovery progressed, resulting in high operating rates during the year. Volume was also higher despite monomer shortages and shutdowns that were required due to hurricanes that affected the United States. In 2003, volume in Europe was negatively impacted in the third quarter by a government-mandated (every five years), six-week shutdown of the Company's German facility, Dow Olefinverbund GmbH (formerly BSL) for a safety inspection and maintenance. EBIT improved significantly over 2003 as increased selling prices and cost reduction initiatives more than offset the increase in feedstock and energy costs.

       Polystyrene sales increased 44 percent in 2004 as prices increased 33 percent and volume increased 11 percent. The increase in prices followed the rise in styrene monomer costs, both of which reached record levels. Demand remained strong as the economic recovery continued. New grades of clear thermoforming polystyrene were introduced during 2004 and technology was developed that will enable Dow's polystyrene plants to operate more efficiently. EBIT declined significantly from 2003 as the impact of higher styrene monomer costs were not recovered by the increase in selling prices.

Plastics Outlook for 2005

Feedstock and energy costs will likely remain at high levels during 2005. This factor, combined with solid demand growth, is expected to provide support for higher prices and result in a significant increase in sales in 2005. Volume is also expected to increase in 2005 in all polymers, including contributions from the DOW XLA elastic fiber facility and the continued growth in sales of VERSIFY resins.

       Polyethylene volumes are expected to improve in 2005 as demand continues to remain strong. Industry supply/demand balances are expected to remain tight and this condition will provide support for both higher prices and improved margins. Volume may exhibit some softness in first quarter of 2005, due to the late 2004 slowdown in The People's Republic of China.

       Polypropylene prices are expected to be higher in 2005. Although Dow's production facilities are already running at capacity, volume is expected to improve slightly as de-bottlenecking and process improvements enable increased production. Industry operating rates should remain high and no new production capacity is expected to be added during 2005. In 2004, new grades of INSPIRE performance polymers for thermoforming and blow molding applications were successfully introduced and this technology will be extended to injection molding products in 2005.

       Polystyrene volume should improve in 2005 as demand is expected to remain strong. Prices are expected to remain high due to the cost of styrene monomer; however, raw material costs are expected to be less volatile. The industry is expected to remain competitive as styrene monomer and polystyrene supply are both expected to be sufficient to meet demand.

       On January 3, 2005, the Company announced it had exercised its option to acquire certain assets (ethylene and chlorinated elastomers, including ENGAGE, NORDEL and TYRIN elastomers) from DuPont Dow Elastomers L.L.C. ("DDE"), Dow's 50:50 joint venture with E.I. du Pont de Nemours and Company ("DuPont"). The transaction, which is expected to close by June 30, 2005, includes redemption of the Company's equity interest in DDE. Going forward, the impact on the Plastics segment is expected to be minimal. See Notes G and K to the Consolidated Statements for information regarding the transaction.

CHEMICALS

Chemicals sales were $5.5 billion in 2004, compared with $4.4 billion in 2003 and $3.4 billion in 2002. Prices rose 22 percent versus 2003. Solvents and intermediates, chlorinated organics, vinyl chloride monomer ("VCM") and EG all experienced higher prices in 2004. Volume was up 3 percent for 2004, with increases in chlorinated organics, caustic soda, VCM and EG despite a decline in volume related to the formation of MEGlobal, a new 50:50 joint venture with PIC, in the second quarter of 2004. Beginning on July 1, 2004, certain sales of EG were sourced through that joint venture. In 2003, prices increased 24 percent and volume grew 6 percent versus 2002.

       EG sales were up substantially from 2003 with prices increasing 31 percent and volume increasing 4 percent. Prices increased due to higher feedstock and energy costs and an improving supply/demand balance. Volume increased as a result of increasing demand in the PET and polyester industries, which use EG as a raw material. While volume improved overall, it was significantly dampened by the formation of MEGlobal.

       VCM sales were up 40 percent due to a 33 percent increase in prices and a 7 percent increase in volume driven by strong industry demand for polyvinyl chloride ("PVC"), which is the major end-use product for VCM. Caustic soda sales were up 5 percent versus 2003 due to a 9 percent increase in volume partially offset by a 4 percent decline in prices. Caustic soda prices hit bottom in the first half of 2004. Demand for caustic soda increased in the second half of 2004, improving industry supply/demand balances and supporting significant price momentum in the latter part of 2004.

       Solvent and Intermediates sales were up 8 percent due to a 14 percent increase in price and a 6 percent decline in volume. The decline in volume was primarily due to the Company's exit of the ethanol business in the second quarter of 2004.

       EBIT was $1,602 million in 2004 compared with $334 million in 2003 and a loss of $78 million in 2002. EBIT in 2004 improved due to the combined impact of stronger volume, higher prices, higher operating rates and increased equity company earnings partially offset by rising feedstock and energy costs. Results for 2004 also included a gain of $439 million associated with the divestiture of assets in conjunction with the formation of MEGlobal in the second quarter of 2004 (see Note C to the Consolidated Financial Statements). EBIT in 2003 increased from 2002 principally due to increased volume, higher prices and cost reductions partially offset by increased feedstock and energy costs. EBIT in 2002 was negatively impacted by costs related to the start-up of expanded VCM facilities in Freeport, Texas, and chlor-alkali facilities in Stade, Germany; and a $13 million charge for the write-down of assets related to the shutdown of a chlor-alkali facility in Fort Saskatchewan, Alberta, Canada (see Note F to the Consolidated Financial Statements).

Chemicals Outlook for 2005

Caustic soda prices are expected to increase significantly in 2005 due to growth in demand and limited industry capacity. Sales volume is expected to decline slightly due to higher internal use in derivative businesses. Margin expansion is anticipated due to tight industry supply/demand balances.

       VCM margins are expected to expand in 2005. With continued strength in the global economy, PVC use is expected to increase, thereby fueling higher demand for VCM, and further tightening industry supply/demand balances. As announced in November 2004, the Company expects to cease its production of ethylene dichloride and reduce its VCM production at the Company's facility in Oyster Creek, Texas, by the end of 2005. While this net reduction accounts for approximately 18 percent of the Company's global VCM capacity, the impact on results is expected to be minimal.

       EG prices are expected to remain high in 2005 as global demand continues to grow and market conditions remain near peak levels. EG volume is expected to decrease due to the impact of the formation of MEGlobal in mid-2004. New EG industry capacity should be minimal, resulting in a tight supply/demand balance.

       Solvents and Intermediates pricing is expected to be driven by changes in feedstock and energy costs. Stronger demand is expected to improve the supply/demand balance in the solvents and intermediates industry. No additional industry capacity is expected to come on-line in 2005.

HYDROCARBONS AND ENERGY

Hydrocarbon and Energy sales were $4.9 billion in 2004 compared with $3.8 billion in 2003 and $2.4 billion in 2002. In 2004, prices increased 30 percent and volume declined 2 percent compared with 2003. Prices improved following the rise in crude oil and feedstock prices versus the prior year. In 2003, prices were up 27 percent and volume grew 30 percent over 2002. Prices improved following a substantial rise in crude oil and natural gas based feedstock prices compared with 2002. Volume increased due to new contractual commitments and higher spot sales of monomers in 2003.

       The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. EBIT was $0 in 2004 compared with $6 million in 2003 and $96 million in 2002. EBIT in 2002 included a gain of $63 million on the sale of the Company's share in the Oasis Pipe Line Company, and a loss of $44 million reflecting the impairment of the ethylene production facility in Texas City, Texas, which was shut down during 2003.

       Compared with 2003, the Company's cost of purchased feedstocks and energy in 2004 increased approximately $3.4 billion, or 28 percent, due to price. Derivatives of crude oil and natural gas are used as feedstocks for the Company's ethylene production facilities, while natural gas is used as fuel. Crude oil prices increased throughout the year. On average, 2004 prices were $9 per barrel higher than 2003 levels. North American natural gas prices trended upward throughout the year. In 2004, North American natural gas prices rose 13 percent, an increase of approximately $0.65 per million Btu over 2003.

       In 2004, Texas LNG Holdings, LLC, a wholly owned subsidiary of the Company, purchased a 15 percent ownership interest in Freeport LNG Development, LP. Freeport LNG Development, LP is currently implementing a project to permit, design and construct a liquefied natural gas receiving terminal near Freeport, Texas. The terminal will enable consumers to purchase competitively priced natural gas imported from other regions of the world.

Hydrocarbons and Energy Outlook for 2005

Crude oil and natural gas prices are expected to increase during 2005 compared with 2004. In addition, feedstock and natural gas prices are expected to remain highly volatile. Overall, hydrocarbons and energy prices are expected to be above 2004 levels. Ethylene and propylene margins are expected to expand, benefiting Dow's derivative businesses, as demand continues to strengthen and supply remains tight.

UNALLOCATED AND OTHER

Sales in 2004 were $262 million, compared with $353 million in 2003 and $395 million in 2002. Sales in 2004 were down primarily due to the divestiture of the remaining Sentrachem businesses, completed in the third quarter of 2003. The sales decline between 2003 and 2002 is also primarily due to the Sentrachem divestitures completed in the third quarter of 2003.

       Included in the results for Unallocated and Other are:

•
results of Dow Ventures,
•
asbestos-related defense and resolution costs,
•
overhead and cost recovery variances not allocated to the operating segments,
•
results of insurance operations,

•
gains and losses on sales of financial assets,
•
foreign exchange hedging results, and
•
Dow's share of the earnings/losses of Dow Corning Corporation ("Dow Corning") and Cargill Dow.

       EBIT in 2004 was a loss of $1.1 billion compared with losses of $339 million in 2003 and $1.5 billion in 2002. Results for 2004 were negatively impacted by employee-related restructuring charges, including severance of $225 million and curtailment expenses of $71 million associated with Dow's defined benefit plans (see Note B to the Consolidated Financial Statements for additional information on the restructuring charges), performance-based employee compensation expense of $317 million, the recognition of a $148 million liability associated with a loan guarantee for Cargill Dow, and asbestos-related defense and resolution costs (net of insurance) of $82 million. Results for 2003 and 2002 were negatively impacted by asbestos-related defense and resolution costs (net of insurance) of $94 million and $9 million, respectively. EBIT for 2002 was negatively impacted by an asbestos-related charge of $828 million, merger-related integration costs of $41 million, additional merger-related severance of $66 million, restructuring severance of $37 million, the write-down of Sentrachem assets of $54 million, Dow's share of Cargill Dow losses, and lower results from insurance operations.

       On January 31, 2005, the Company transferred its 50 percent interest in Cargill Dow to the joint venture partner, Cargill Incorporated. Going forward, the impact to Unallocated and Other is expected to be minimal. See Note B to the Consolidated Financial Statements for additional information.

Sales Price and Volume
	2004			2003			2002

Percent change from prior year	Price	Volume	Total	Price	Volume	Total	Price	Volume	Total

Operating Segments:
Performance Plastics	10%	12%	22%	10%	–	10%	(6)%	3%	(3)%
Performance Chemicals	9	11	20	7	1%	8	(2)	3	1
Agricultural Sciences	3	9	12	7	4	11	(2)	6	4
Plastics	24	5	29	22	(2)	20	(8)	8	–
Chemicals	22	3	25	24	6	30	(11)	6	(5)
Hydrocarbons and Energy	30	(2)	28	27	30	57	(7)	4	(3)

Total	17%	6%	23%	14%	4%	18%	(6)%	4%	(2)%

Geographic Areas:
United States	12%	5%	17%	11%	3%	14%	(4)%	(2)%	(6)%
Europe	22	4	26	20	3	23	(4)	8	4
Rest of World	16	12	28	14	5	19	(11)	10	(1)

Total	17%	6%	23%	14%	4%	18%	(6)%	4%	(2)%

Price includes the impact of currency. Volume includes the impact of acquisitions and divestitures.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary
In millions	2004	2003	2002

Cash provided by (used in):
Operating activities	$2,670	$3,780	$2,108
Investing activities	(653)	(1,676)	(1,626)
Financing activities	(1,397)	(1,225)	787
Effect of exchange rate changes on cash	96	29	(5)

Net change in cash and cash equivalents	$716	$908	$1,264

       Despite a significant improvement in earnings for 2004, cash provided by operating activities declined versus 2003 due to an increase in working capital requirements and the payment of performance awards to employees of $390 million. Cash provided by operating activities in 2003 increased versus 2002 primarily due to improved earnings, the collection of a noncurrent receivable of $335 million and the receipt of a $275 million income tax refund related to U.S. net operating losses in 2003.

       Cash used in investing activities in 2004 was significantly lower than 2003 primarily due to proceeds of $845 million from the divestiture of assets related to the formation of MEGlobal and Equipolymers, 50:50 joint ventures, partially offset by an increase of $233 million in capital expenditures. In addition, cash of $533 million was used in 2003 for the purchase of previously leased manufacturing facilities in Argentina. Cash used in investing activities increased slightly in 2003 compared with 2002, as a decrease in the level of capital expenditures was more than offset by the purchase of previously leased assets and investments in consolidated companies.

       Cash used in financing activities in 2004 increased compared with 2003 principally due to net higher payments to reduce short- and long-term debt and lower proceeds from the issuance of long-term debt, partially offset by higher proceeds from sales of common stock (related to the exercise of stock options and the Employees' Stock Purchase Plan). Cash was used in financing activities in 2003 versus being provided by financing activities in 2002. A decrease in the level of the proceeds provided by the issuance of long-term debt was the primary contributor to this change.

Working Capital at December 31
In millions	2004	2003

Current assets	$15,890	$13,112
Current liabilities	10,506	9,534

Working capital	$5,384	$3,578

Current ratio	1.51:1	1.38:1

       At December 31, 2004, trade receivables were $4.8 billion, up from $3.6 billion at December 31, 2003, due to the increase in sales in 2004. Days-sales-outstanding-in-receivables (excluding the impact of sales of receivables) were 40 days at December 31, 2004 and 42 days at December 31, 2003. At December 31, 2004, total inventories were $5.0 billion, up from $4.1 billion at December 31, 2003, principally due to the increase in feedstock and energy costs. Days-sales-in-inventory at December 31, 2004 were 57 days versus 56 days at December 31, 2003.

Total Debt at December 31
In millions	2004	2003

Notes payable	$104	$258
Long-term debt due within one year	861	1,088
Long-term debt	11,629	11,763

Gross debt	$12,594	$13,109

Cash and cash equivalents	$3,108	$2,392
Marketable securities and interest-bearing deposits	84	42

Net debt	$9,402	$10,675

Gross debt as a percent of total capitalization	47.9%	55.4%
Net debt as a percent of total capitalization	40.7%	50.3%

       As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At December 31, 2004, there were no commercial paper borrowings outstanding. In the event Dow is unable to access these short-term markets, due to a systemic disruption or other extraordinary events, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.25 billion 364-day revolving credit facility, which matures in April 2005, and a $1.75 billion 5-year revolving credit facility, which matures in April 2009.

       At December 31, 2004, the Company had $3,455 million of SEC-registered securities available for issuance under U.S. shelf registrations, as well as Euro 1.5 billion (approximately $2.0 billion) available for issuance under the Company's Euro Medium Term Note Program.

       Dow's public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At December 31, 2004, the Company was in compliance with all of these covenants and default provisions. See Note L to the Consolidated Financial Statements for information on such covenants and default provisions.

Contractual Obligations

The following tables summarize the Company's contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2004. Additional information related to these obligations can be found in Notes K, L, M, N and T to the Consolidated Financial Statements.

Contractual Obligations at December 31, 2004	Payments Due by Year
In millions	2005	2006	2007	2008	2009	2010 and beyond	Total

Long-term debt – current and noncurrent (1)	$861	$1,480	$1,362	$587	$1,300	$6,900	$12,490
Deferred income tax liabilities – noncurrent (2)	–	–	–	–	–	1,301	1,301
Pension and other postretirement benefits	383	440	566	680	537	1,541	4,147
Other noncurrent obligations (3)	274	192	178	123	82	3,902	4,751
Other contractual obligations:
Minimum operating lease commitments	292	217	148	130	120	218	1,125
Purchase commitments – take or pay and throughput obligations	2,120	1,966	1,695	1,482	1,288	5,781	14,332
Purchase commitments – other (4)	197	52	44	39	10	103	445
Expected cash requirements for interest	735	699	634	566	521	5,306	8,461

Total	$4,862	$5,046	$4,627	$3,607	$3,858	$25,052	$47,052

(1) Capital lease obligations of $46 million are included in "2010 and beyond."
(2) Deferred tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, all noncurrent deferred income tax liabilities have been reflected in "2010 and beyond."
(3) Annual payments to resolve asbestos litigation will vary based on changes in defense strategies, changes in state and national law, and claims filing and resolution rates. As a result, it is impractical to determine the anticipated payments in any given year. Therefore, the noncurrent asbestos-related liability of $1,549 million has been reflected in "2010 and beyond."
(4) Includes outstanding purchase orders and other commitments, obtained through a survey of the Company, greater than $1 million.

       The Company also had outstanding guarantees at December 31, 2004. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note K to the Consolidated Financial Statements.

Variable Interest Entities

In the second quarter of 2003, Dow terminated its lease of an ethylene facility in The Netherlands with a variable interest entity ("VIE") and entered into a lease with a new owner trust, which is also a VIE. However, Dow is not the primary beneficiary of the owner trust and, therefore, is not required to consolidate the owner trust. Based on a valuation completed in mid-2003, the facility was valued at $394 million. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based upon a fair market value determination. At December 31, 2004, Dow had provided to the owner trust a residual value guarantee of $363 million, which represents Dow's maximum exposure to loss under the lease. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee.

Capital Expenditures

Capital spending for the year was $1,333 million, up 21 percent from $1,100 million in 2003, and down 18 percent from $1,623 million in 2002. In 2004, approximately 38 percent of the Company's capital expenditures were directed toward additional capacity for new and existing products, compared with 40 percent in 2003. Approximately 21 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene in 2004, compared with 23 percent in 2003. The remaining capital was utilized to maintain the Company's existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

       Major projects underway during 2004 included expansion of production facilities for polymeric MDI in Freeport, Texas; solution polyethylene, ethylene and octene in Tarragona, Spain; UCAR Emulsion Systems latex in Taft, Louisiana; and FILMTEC membranes in Edina, Minnesota. Additional major projects included infrastructure related to the integration of a new gas turbine in Freeport, upgrades to isopropanol production facilities in Texas City, Texas, and a new sulfuryl fluoride plant in Pittsburg, California. Because the Company designs and builds most of its capital projects in-house, it had no material capital commitments other than for the purchase of materials from fabricators and construction labor.

Dividends

On February 10, 2005, the Board of Directors announced a quarterly dividend of $0.335 per share, payable April 29, 2005, to stockholders of record on March 31, 2005. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 92-year period, Dow has increased the amount of the quarterly dividend 45 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time. The Company declared dividends of $1.34 per share in 2004, 2003 and 2002.

Outlook for 2005

In 2004, the Company continued its drive to improve earnings and strengthen its financial position. Dow's focus on cost discipline and aggressive price/volume management, supported by improving industry conditions and strategic divestitures, led to an increase in net income of $1.1 billion. While working capital increased $1.9 billion due to the significantly higher sales level, working capital ratios remained at low levels. Capital expenditures were held to $1.3 billion, $571 million below depreciation. As a result of these actions, the Company reduced total debt by $515 million. During the past two years, the Company has reduced total debt by over $500 million and its ratio of debt to total capitalization from 55.4 percent to 47.9 percent. The Company expects to further reduce debt as a percent of total capitalization in 2005.

       In 2005, the Company will continue its focus on improved financial performance. While industry conditions are expected to improve further, volatility in feedstock and energy costs adds uncertainty to that outlook. The Company plans to further improve productivity while increasing its investment in targeted growth opportunities. Capital expenditures are expected to increase to $1.5 billion in 2005, an amount significantly below the level of depreciation, but sufficient to maintain the safety and reliability of the Company's facilities while modestly increasing capacity in selected high-value businesses.

       Approximately $861 million in debt will become due in 2005. The Company will either issue additional debt or will utilize a portion of its short-term investments to pay down this debt as scheduled. The Company has sufficient cash to meet its scheduled debt obligations in 2005.

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

  Litigation

  The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an actuarial analysis of historical claims experience for incurred but not reported matters. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note K to the Consolidated Financial Statements.

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

         In November 2004, Union Carbide requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided Union Carbide with a report summarizing the results of its study.

         Based on ARPC's January 2003 and January 2005 studies, Union Carbide's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004. Furthermore, based on the low end of the range in the January 2005 study, Union Carbide's recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019.

         Union Carbide's asbestos-related liability for pending and future claims was $1.6 billion at December 31, 2004 and $1.9 billion at December 31, 2003. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $712 million at December 31, 2004 and $1.0 billion at December 31, 2003. In addition, Union Carbide had receivables for insurance recoveries of $491 million at December 31, 2004 and $349 million at December 31, 2003, for defense and resolution costs.

         The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable were based upon current, known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

         For additional information, see Legal Proceedings, Asbestos-Related Matters of Union Carbide Corporation in Management's Discussion and Analysis of Financial Condition and Results of Operation and Note K to the Consolidated Financial Statements.

  Environmental Matters

  The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The Company had accrued obligations of $381 million at December 31, 2003, for environmental remediation and restoration costs, including $40 million for the remediation of Superfund sites. At December 31, 2004, the Company had accrued obligations of $380 million for environmental remediation and restoration costs, including $45 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operation and Note K to the Consolidated Financial Statements.

  Pension and Other Postretirement Benefits

  The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2004, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note M to the Consolidated Financial Statements. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent approximately 75 percent of the Company's pension plan assets and obligations. The information that follows relates to the U.S. plans only; a similar approach is used for the Company's non-U.S. plans.

         The Company determined the expected long-term rate of return on assets by performing a bottom-up analysis of historical and expected returns based on the strategic asset allocation approved by the Finance Committee of the Board of Directors and the underlying return fundamentals of each asset class. The Company's historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets are also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2004 was 9 percent. This assumption was reduced to 8.75 percent for determining 2005 net periodic pension expense. The Company's historical actual return averaged 11 percent for the ten-year period ending December 31, 2004. The actual rate of return in 2004 was 12 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans. A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2005 by approximately $24 million.

         The discount rate utilized for determining future pension obligations of the principal U.S. qualified plans is based on a broad-based index of high quality bonds receiving an AA- or better rating by a recognized rating agency and matched to the future expected cash flows by half-year periods by plan. The resulting discount rate decreased from 6.25 percent at December 31, 2003, to 5.875 percent at December 31, 2004. A 25 basis point adjustment in the discount rate assumption would change total pension expense for 2005 by approximately $26 million, with an immaterial change to other postretirement benefit expense due to defined dollar limits (caps).

         The value of the principal U.S. qualified plan assets increased from $8.6 billion at December 31, 2003, to $9.2 billion at December 31, 2004. The impact of favorable investment performance was reduced by the decline in the assumed discount rate, resulting in an increase of $162 million in the funded status shortfall from December 31, 2003 to December 31, 2004.

         For 2005, the Company maintained its assumption for the long-term rate of increase in compensation levels for the principal U.S. qualified plans of 4.5 percent. Since 2002, the Company has used a generation mortality table to determine the duration of its pension and other postretirement obligation.

         The following discussion relates to all of the Company's pension and other postretirement benefit plans.

         The Company bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. For the year ended December 31, 2004, net losses of $870 million remain to be recognized by the qualified plans in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets. The increase or decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Increase (Decrease) in Market-Related Asset Value Due to Recognition of Prior Asset Gains and Losses
In millions

2005	$(698)
2006	(327)
2007	139
2008	16

Total	$(870)

         Based on the revised pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains and losses, the Company expects to record approximately $110 million of incremental expense for all pension and other postretirement benefits in 2005. The Company also expects to make contributions of $300 million to its pension plans in 2005.

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

         At December 31, 2004, the Company had a net deferred tax asset balance of $3.2 billion, after valuation allowances of $165 million.

         In evaluating the ability to realize the deferred tax assets, the Company relies principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

         At December 31, 2004, the Company had deferred tax assets for tax loss and tax credit carryforwards of $2.5 billion, $109 million of which is subject to expiration in the years 2005-2009. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $6.3 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2005-2009 is approximately $391 million.

         The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law.

         At December 31, 2004, the Company had a tax contingency reserve for both domestic and foreign issues of $748 million.

         For additional information, see Note T to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies

Dow is committed to world-class environmental, health and safety ("EH&S") performance, as demonstrated by a long-standing commitment to RESPONSIBLE CARE and progress made toward the Company's EH&S Goals for 2005. In 1996, Dow publicly announced its voluntary global EH&S 2005 Goals–ambitious performance targets to measure progress toward sustainable development, including targets to reduce chemical emissions, waste and wastewater by 50 percent. Equally aggressive are Dow's EH&S 2005 Goals to reduce leaks, spills, fires, explosions, work-related injuries and transportation incidents by 90 percent. Dow continues to work aggressively toward attainment of these goals and its "Vision of Zero." More information on Dow's performance regarding environmental matters and goals can be found online on Dow's Environment, Health and Safety webpage at www.dow.com.

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

       Dow believes third-party verification is a cornerstone of world-class EH&S performance and building public trust. Numerous Dow sites in Europe, Latin America, Australia and North America have received third-party verification of Dow's compliance with RESPONSIBLE CARE and with outside specifications such as ISO-14001. Additional sites in the United States will receive third-party auditing over the next three years in support of new industry-wide RESPONSIBLE CARE expectations. In 2004, for the third year in a row, Dow received the American Chemistry Council's RESPONSIBLE CARE Employee Health & Safety Code Sustained Excellence Award. The annual Sustained Excellence Award recognizes companies that have demonstrated outstanding safety records over a three-year period. Dow remains the only company from the "large" size category to ever receive this award. For the sixth year in a row, Dow was also included in the Dow Jones Sustainability Group Index.

       Dow's EH&S policies helped the Company achieve excellent safety performance in 2004. Dow improved its personal injury and illness OSHA (Occupational Safety and Health Administration) rate, with 70 percent of Dow's facilities recording no injuries at all, although, tragically, there were two fatalities during 2004. The Company also posted a significant reduction in leaks, breaks and spills, and notices of violation from environmental regulatory agencies in 2004. Improvement in environmental compliance remains a top management priority, with initiatives underway to further improve compliance in 2005.

Climate Change

There is a growing political and scientific consensus that emissions of greenhouse gases ("GHG") due to human activities continue to alter the composition of the global atmosphere in ways that are affecting the climate. Political debates continue about how to implement fair and effective GHG mitigation efforts. Dow takes global climate change very seriously and is not waiting for the resolution of the debate. Dow is committed to reducing its GHG intensity (pounds of GHG per pound of product), developing climate-friendly products and processes and, over the longer term, implementing technology solutions to achieve even greater climate change improvements. Since 1995, Dow has reduced GHG intensity by over 40 percent. Total direct emissions of GHG have also been significantly reduced. This trend could reverse, however, depending on business growth, capacity utilization and the pace of new technology development.

       Given the uncertainties regarding implementation of the Kyoto Protocol and related climate change policies, it is speculative to engage in an assessment of either the potential liability or benefit associated with climate change issues. Since 1994, the Company has achieved a 21 percent improvement in energy intensity (the amount of energy required to produce one pound of product). In doing so, it has avoided consuming more than 290 trillion Btus, a savings equivalent to all of the electricity used by the residential users in the State of California in one year. These efficiency improvements also result in the reduction of GHG emissions.

       Dow also contributes to the climate change solution by producing products that help others reduce GHG emissions, such as lightweight plastics for automobiles and insulation for energy efficient homes and appliances. In 2004, Dow demonstrated its commitment to technological innovation and conservation though its exploration of renewable energy sources. In February 2004, Dow and General Motors announced the start-up of a joint project to prove the viability of hydrogen fuel cells for large industrial power systems, using hydrogen from the Company's production processes at its Freeport, Texas, facility. In November, the project was expanded from a single test cell to a multi-test pilot plant, which will generate up to one megawatt of electricity.

       Dow has formed a Climate Change and Energy Policy Strategy Board to establish the Company's direction regarding GHG management, including GHG emission credit trading.

Environmental Remediation

Dow accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Dow had an accrued liability of $335 million at December 31, 2004, related to the remediation of current or former Dow-owned sites. The liability related to remediation at December 31, 2003 was $341 million. The Company has not recorded any third-party recovery related to these sites as a receivable.

       In addition to current and former Dow-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), Dow is liable for remediation of other hazardous waste sites where Dow allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Dow readily cooperates in the remediation of these sites where the Company's liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, Dow has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company's remaining liability for the remediation of Superfund sites at December 31, 2004 was $45 million. At December 31, 2003, the Company's liability for the remediation of Superfund sites was $40 million.

       Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites (1)		Superfund Sites (2)
	2004	2003	2004	2003

Number of sites at January 1	216	219	79	88
Sites added during year	5	3	9	6
Sites closed during year	(5)	(6)	(27)	(15)

Number of sites at December 31	216	216	61	79

(1) Dow-owned sites are sites currently or formerly owned by Dow, where remediation obligations are imposed (in the United States) by the Resource Conservation Recovery Act or analogous state law. 130 of these sites were formerly owned by Dowell Schlumberger, Inc., a group of companies in which the Company previously owned a 50 percent interest. Dow sold its interest in Dowell Schlumberger in 1992.
(2) Superfund sites are sites, including sites not owned by Dow, where remediation obligations are imposed by Superfund Law.

       The Company's manufacturing sites in Freeport, Texas, and Midland, Michigan, are the sites for which the Company has the largest environmental remediation accruals. From the start of operations at the Freeport site in the 1940s until the mid-1970s, manufacturing wastes were typically placed in on-site pits and landfills. The resulting soil and groundwater contamination is being assessed and remediated under the provisions of the Resource Conservation Recovery Act ("RCRA"), in concert with the state of Texas. At December 31, 2004, the Company had an accrual of $81 million related to environmental remediation at the Freeport manufacturing site. In 2004, $7 million was spent on environmental remediation at the Freeport site.

       Similar to the Freeport site, in the early days of operations at the Midland site, manufacturing wastes were usually disposed of on-site, resulting in soil and groundwater contamination, which has been contained and managed on-site under a series of RCRA permits and regulatory agreements. The most recent Hazardous Waste Operating License for the Midland site, issued in 2003, also included provisions for the Company to conduct an investigation to determine the nature and extent of off-site contamination from historic Midland site operations. The scope of the investigation includes Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay and requires the Company to conduct interim response actions. See Note K to the Consolidated Financial Statement for additional information. At December 31, 2004, the Company had an accrual of $59 million for environmental remediation and investigation associated with the Midland site. In 2004, the Company spent $14 million on environmental remediation at the Midland site.

       In total, the Company's accrued liability for probable environmental remediation and restoration costs was $380 million at December 31, 2004, compared with $381 million at the end of 2003. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial statements.

       The amounts charged to income on a pretax basis related to environmental remediation totaled $85 million in 2004, $68 million in 2003 and $52 million in 2002. Capital expenditures for environmental protection were $116 million in 2004, $132 million in 2003 and $147 million in 2002.

Asbestos-Related Matters of Union Carbide Corporation

Introduction

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

       Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. In the second half of 2003 and throughout 2004, the rate of filing significantly abated. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

       The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2004	2003	2002

Claims unresolved at January 1	193,891	200,882	126,564
Claims filed	58,240	122,586	121,916
Claims settled, dismissed or otherwise resolved	(48,715)	(129,577)	(47,598)

Claims unresolved at December 31	203,416	193,891	200,882
Claimants with claims against both Union Carbide and Amchem	73,587	66,656	66,008

Individual claimants at December 31	129,829	127,235	134,874

       A review of a representative sample of cases outstanding at December 31, 2004 showed that in more than 98 percent of the cases filed against Union Carbide and Amchem, no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage increased with the more recently filed cases included in the review. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to Union Carbide, Amchem or any other particular defendant. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide's litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

Estimating the Liability

Through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem in the future due to a number of reasons. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

•
In the near term, the number of future claims to be filed against Union Carbide and Amchem will be at a level consistent with levels experienced immediately prior to 2001.
•
The number of future claims to be filed against Union Carbide and Amchem will decline at a fairly constant rate each year from 2003.
•
The average resolution value for pending and future claims will be equivalent to those experienced
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

       In November 2003, Union Carbide requested ARPC to review Union Carbide's asbestos claim and resolution activity during 2003 and determine the appropriateness of updating the study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with

2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at December 31, 2003.

       In November 2004, Union Carbide again requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating the January 2003 study. In response to this request, ARPC reviewed and analyzed data through November 14, 2004, and again concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. ARPC did advise Union Carbide, however, that it was reasonable and feasible to construct a new estimate of the cost to Union Carbide of resolving current and future asbestos-related claims using the same two widely used forecasting methodologies used by ARPC in its January 2003 study, if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

•
The number of future claims to be filed annually against Union Carbide and Amchem is unlikely to exceed the level of claims experienced during 2004.
•
The number of claims filed against Union Carbide and Amchem annually from 2001 to 2003 is considered anomalous for the purpose of estimating future filings.
•
The number of future claims to be filed against Union Carbide and Amchem will decline at a fairly constant rate each year from 2005.
•
The average resolution value for pending and future claims will be equivalent to those experienced during 2003 and 2004 (excluding settlements from closed claims filed in Madison County, Illinois with respect to future claims, as those settlements are not considered to be relevant for predicting the cost of resolving future claims).

       The resulting study completed by ARPC in January 2005 stated that the undiscounted cost to Union Carbide of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of the two accepted methodologies was used. At December 31, 2004, Union Carbide's recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide's recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

       Union Carbide's asbestos-related liability for pending and future claims was $1.6 billion at December 31, 2004 and $1.9 billion at December 31, 2003. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

       Based on ARPC's January 2003 and January 2005 studies, Union Carbide's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs at December 31
In millions	2004	2003	2002

Defense costs for the year	$86	$110	$92
Aggregate defense costs to date	344	258	148
Resolution costs for the year	300	293	155
Aggregate resolution costs to date	926	626	333

       The annual average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered. The average cost of resolving claims increased during 2004 due to the resolution of a large percentage of claims alleging mesothelioma as an illness and the resolution of a large percentage of claims from difficult jurisdictions. Additionally, Union Carbide found it advantageous to resolve a relatively large number of cases in 2004 that would normally not have been resolved until 2005, based on past practice.

Insurance Receivables

At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net charge to Union Carbide's income statement of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002.

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

       Union Carbide's receivable for insurance recoveries related to its asbestos liability was $712 million at December 31, 2004 and $1.0 billion at December 31, 2003. At December 31, 2004, $464 million of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

       In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2004	2003

Receivables for defense costs	$85	$94
Receivables for resolution costs	406	255

Total	$491	$349

       Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $82 million in 2004, $94 million in 2003, and $9 million in 2002, and was reflected in "Cost of sales."

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

Summary

The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

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
PART II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

       Dow uses value at risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. The year-end VAR and average daily VAR for the aggregate of non-trading and trading positions for 2004 and 2003 are shown below:

Total Daily VAR at December 31*	2004		2003
In millions	Year-end	Average	Year-end	Average

Foreign exchange	$2	$2	$1	$2
Interest rate	80	87	109	108
Equity exposures, net of hedges	1	2	2	2
Commodities	26	29	12	14

*Using a 95 percent confidence level

       See Note I to the Consolidated Financial Statements for further disclosure regarding market risk.

The Dow Chemical Company and Subsidiaries
PART II, Item 8. Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

       Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct.

       The Company's internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company;
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements; and
•
provide reasonable assurance as to the detection of fraud.

       Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company's processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

       Management assessed the effectiveness of the Company's internal control over financial reporting and concluded that, as of December 31, 2004, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.

       To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise.

       In addition, the Company maintains an internal auditing program that independently assesses the effectiveness of internal control over financial reporting, including testing of the five COSO elements, and recommends possible improvements.

       The Company's independent auditors, Deloitte & Touche LLP, with direct access to the Company's Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in this Part II, Item 8. Financial Statements and Supplementary Data. Management's assessment of the Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, as stated in their report included in Part II, Item 9A. Controls and Procedures.

Management's Process to Assess the Effectiveness of Internal Control Over Financial Reporting

Management's conclusion on the effectiveness of internal control over financial reporting is based on a thorough and comprehensive evaluation and analysis of the five elements of COSO (shown in italics below), and is based on, but not limited to, the following:

•
Documentation of entity-wide controls establishing the culture and "tone-at-the-top" of the organization, in support of Dow's Control Environment, Risk Assessment Process, Information and Communication policies and the ongoing Monitoring of these control processes and systems.
•
An evaluation of Control Activities by work process. Key controls and compensating controls were documented and tested by each work process within the Company, including controls over all relevant financial statement assertions related to all significant accounts and disclosures. Internal control deficiencies were identified and prioritized, and appropriate remediation action plans were defined, implemented and retested.

•
A centralized review and analysis of all internal control deficiencies across the enterprise to determine whether such deficiencies, either separately or in the aggregate, represented a significant deficiency or material weakness.
•
An evaluation of any changes in work processes, systems, organization or policy that could materially impact internal control over financial reporting.
•
Internal control conclusions from managers, work process owners and significant nonconsolidated affiliates.

/s/ ANDREW N. LIVERIS	/s/ J. PEDRO REINHARD
Andrew N. Liveris President and Chief Executive Officer	J. Pedro Reinhard Executive Vice President and Chief Financial Officer
/s/ FRANK H. BROD
Frank H. Brod Vice President and Controller

February 9, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

       As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statements of Financial Accounting Standards Nos. 141 and 142.

       As discussed in Notes A and O to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123 for new grants of equity instruments to employees.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan February 9, 2005

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31	2004	2003	2002

Net Sales	$40,161	$32,632	$27,609

Cost of sales	34,244	28,177	23,780
Research and development expenses	1,022	981	1,066
Selling, general and administrative expenses	1,436	1,392	1,598
Amortization of intangibles	81	63	65
Restructuring net gain	20	–	–
Merger-related expenses and restructuring	–	–	280
Asbestos-related charge	–	–	828
Equity in earnings of nonconsolidated affiliates	923	322	40
Sundry income – net	136	146	54
Interest income	86	92	66
Interest expense and amortization of debt discount	747	828	774

Income (Loss) before Income Taxes and Minority Interests	3,796	1,751	(622)

Provision (Credit) for income taxes	877	(82)	(280)
Minority interests' share in income	122	94	63

Income (Loss) before Cumulative Effect of Changes in Accounting Principles	2,797	1,739	(405)

Cumulative effect of changes in accounting principles	–	(9)	67

Net Income (Loss) Available for Common Stockholders	$2,797	$1,730	$(338)

Share Data
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – basic	$2.98	$1.89	$(0.44)
Earnings (Loss) per common share – basic	$2.98	$1.88	$(0.37)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – diluted	$2.93	$1.88	$(0.44)
Earnings (Loss) per common share – diluted	$2.93	$1.87	$(0.37)
Common stock dividends declared per share of common stock	$1.34	$1.34	$1.34
Weighted-average common shares outstanding – basic	940.1	918.8	910.5
Weighted-average common shares outstanding – diluted	953.8	926.1	910.5

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2004	2003

Assets

Current Assets
Cash and cash equivalents	$3,108	$2,392
Marketable securities and interest-bearing deposits	84	42
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables – 2004: $136; 2003: $118)	4,753	3,574
Other	2,604	2,356
Inventories	4,957	4,050
Deferred income tax assets – current	384	698

Total current assets	15,890	13,112

Investments
Investment in nonconsolidated affiliates	2,698	1,878
Other investments	2,141	1,971
Noncurrent receivables	189	230

Total investments	5,028	4,079

Property
Property	41,898	40,812
Less accumulated depreciation	28,070	26,595

Net property	13,828	14,217

Other Assets
Goodwill	3,152	3,226
Other intangible assets (net of accumulated amortization – 2004: $507; 2003: $406)	535	579
Deferred income tax assets – noncurrent	4,369	4,113
Asbestos-related insurance receivables – noncurrent	1,028	1,176
Deferred charges and other assets	2,055	1,389

Total other assets	11,139	10,483

Total Assets	$45,885	$41,891

See Notes to the Consolidated Financial Statements.

(In millions, except share amounts) At December 31	2004	2003

Liabilities and Stockholders' Equity

Current Liabilities
Notes payable	$104	$258
Long-term debt due within one year	861	1,088
Accounts payable:
Trade	3,701	2,843
Other	2,194	2,041
Income taxes payable	419	212
Deferred income tax liabilities – current	205	241
Dividends payable	342	331
Accrued and other current liabilities	2,680	2,520

Total current liabilities	10,506	9,534

Long-Term Debt	11,629	11,763

Other Noncurrent Liabilities
Deferred income tax liabilities – noncurrent	1,301	1,124
Pension and other postretirement benefits – noncurrent	3,979	3,572
Asbestos-related liabilities – noncurrent	1,549	1,791
Other noncurrent obligations	3,202	3,556

Total other noncurrent liabilities	10,031	10,043

Minority Interest in Subsidiaries	449	376

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock (authorized 1,500,000,000 shares of $2.50 par value each; issued 981,377,562 shares)	2,453	2,453
Additional paid-in capital	274	8
Unearned ESOP shares	(12)	(30)
Retained earnings	11,527	9,994
Accumulated other comprehensive loss	(977)	(1,491)
Treasury stock at cost (2004: 28,451,070 shares; 2003: 53,928,925 shares)	(995)	(1,759)

Net stockholders' equity	12,270	9,175

Total Liabilities and Stockholders' Equity	$45,885	$41,891

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2004	2003	2002

Operating Activities
Net Income (Loss) Available for Common Stockholders	$2,797	$1,730	$(338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	–	9	(67)
Depreciation and amortization	2,088	1,903	1,825
Provision (Credit) for deferred income tax	255	(378)	(311)
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	(553)	(180)	63
Minority interests' share in income	122	94	63
Net (gain) loss on sales of consolidated companies	(1)	4	(4)
Net gain on sales of nonconsolidated affiliates	(29)	(28)	(60)
Net gain on sales of investments	(34)	(10)	(2)
Net gain on sales of property and businesses	(99)	(102)	(8)
Other net (gain) loss	69	8	(65)
Net gain on asset divestitures related to formation of nonconsolidated affiliates	(563)	–	–
Restructuring charges	412	–	168
Merger-related expenses	–	–	34
Asbestos-related charge	–	–	828
Tax benefit – nonqualified stock option exercises	100	52	31
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(1,398)	(322)	(299)
Inventories	(931)	95	223
Accounts payable	1,252	161	474
Noncurrent receivables	41	347	1
Other assets and liabilities	(858)	397	(448)

Cash provided by operating activities	2,670	3,780	2,108

Investing Activities
Capital expenditures	(1,333)	(1,100)	(1,623)
Proceeds from sales of property and businesses	156	231	79
Acquisitions of businesses	(149)	(10)	(1)
Purchase of previously leased assets	–	(533)	–
Investments in consolidated companies	(6)	(71)	–
Proceeds from sales of consolidated companies	7	3	39
Investments in nonconsolidated affiliates	(129)	(80)	(98)
Distributions from nonconsolidated affiliates	60	63	–
Proceeds from sales of nonconsolidated affiliates	62	53	89
Proceeds from asset divestitures related to formation of nonconsolidated affiliates	845	–	–
Purchases of investments	(1,827)	(1,732)	(1,799)
Proceeds from sales and maturities of investments	1,661	1,500	1,688

Cash used in investing activities	(653)	(1,676)	(1,626)

Financing Activities
Changes in short-term notes payable	(152)	(285)	(510)
Payments on long-term debt	(1,285)	(857)	(472)
Proceeds from issuance of long-term debt	658	907	2,932
Purchases of treasury stock	(15)	(6)	(6)
Proceeds from sales of common stock	706	303	138
Distributions to minority interests	(57)	(58)	(78)
Dividends paid to stockholders	(1,252)	(1,229)	(1,217)

Cash provided by (used in) financing activities	(1,397)	(1,225)	787

Effect of Exchange Rate Changes on Cash	96	29	(5)

Summary
Increase in cash and cash equivalents	716	908	1,264
Cash and cash equivalents at beginning of year	2,392	1,484	220

Cash and cash equivalents at end of year	$3,108	$2,392	$1,484

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In millions) For the years ended December 31	2004	2003	2002

Common Stock
Balance at beginning and end of year	$2,453	$2,453	$2,453

Additional Paid-in Capital
Balance at beginning of year	8	–	–
Stock-based compensation	266	8	–

Balance at end of year	274	8	–

Unearned ESOP Shares
Balance at beginning of year	(30)	(61)	(90)
Shares allocated to ESOP participants	18	31	29

Balance at end of year	(12)	(30)	(61)

Retained Earnings
Balance at beginning of year	9,994	9,520	11,112
Net income (loss)	2,797	1,730	(338)
Common stock dividends declared	(1,264)	(1,233)	(1,228)
Other	–	(23)	(26)

Balance at end of year	11,527	9,994	9,520

Accumulated Other Comprehensive Loss
Unrealized Gains (Losses) on Investments at beginning of year	43	(23)	6
Unrealized gains (losses)	(2)	66	(29)

Balance at end of year	41	43	(23)

Cumulative Translation Adjustments at beginning of year	(199)	(649)	(982)
Translation adjustments	500	450	333

Balance at end of year	301	(199)	(649)

Minimum Pension Liability at beginning of year	(1,315)	(1,379)	(72)
Adjustments	(42)	64	(1,307)

Balance at end of year	(1,357)	(1,315)	(1,379)

Accumulated Derivative Loss at beginning of year	(20)	(46)	(22)
Net hedging results	107	30	(23)
Reclassification to earnings	(49)	(4)	(1)

Balance at end of year	38	(20)	(46)

Total accumulated other comprehensive loss	(977)	(1,491)	(2,097)

Treasury Stock
Balance at beginning of year	(1,759)	(2,189)	(2,412)
Purchases	(15)	(6)	(6)
Issuance to employees and employee plans	779	436	229

Balance at end of year	(995)	(1,759)	(2,189)

Net Stockholders' Equity	$12,270	$9,175	$7,626

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2004	2003	2002

Net Income (Loss) Available for Common Stockholders	$2,797	$1,730	$(338)

Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2004, 2003, 2002)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period (net of tax of $20, $24, $(12))	24	57	(21)
Less: Reclassification adjustments for net amounts included in net income (loss) (net of tax of $(16), $5, $(5))	(26)	9	(8)
Cumulative translation adjustments (net of tax of $101, $(193), $175)	500	450	333
Minimum pension liability adjustments (net of tax of $(25), $51, $(729))	(42)	64	(1,307)
Net gains (losses) on cash flow hedging derivative instruments (net of tax of $9, $16, $(11))	58	26	(24)

Total other comprehensive income (loss)	514	606	(1,027)

Comprehensive Income (Loss)	$3,311	$2,336	$(1,365)

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGES

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

       Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 2004.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets as "Other noncurrent obligations" at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as "Accounts receivable – Other."

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

       The Company utilizes derivative instruments to manage exposures to currency exchange rates, commodity prices and interest rate risk. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or AOCI, depending on the use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

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

Long-Lived Assets

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

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

       The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities is shown as goodwill and is subject to the impairment provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Absent any impairment indicators, recorded goodwill is tested for impairment in conjunction with the annual planning and budgeting process by comparing the fair value of each reporting unit, determined using a discounted cash flow method, with its carrying value. See Accounting Changes below for further discussion.

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

       Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

Earnings per Common Share

The calculation of earnings per common share is based on the weighted-average number of the Company's common shares outstanding during the applicable period. The calculation for diluted earnings per common share reflects the effect of all dilutive potential common shares that were outstanding during the respective periods.

Accounting Changes

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which replaced Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Under SFAS No. 141, all business combinations initiated after June 30, 2001 are accounted for using the purchase method. As required by SFAS No. 141, negative goodwill of $89 million associated with the acquisition of Dow Olefinverbund GmbH (formerly Buna Sow Leuna Olefinverbund ("BSL")) in 1997 was written off and included in "Cumulative effect of changes in accounting principles" in the first quarter of 2002. The application of SFAS No. 141 did not result in the reclassification of any amounts previously recorded as goodwill or other intangible assets.

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

       See Note H for disclosures related to goodwill and other intangible assets.

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

       If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143 had been in effect during 2002, the impact on "Income (Loss) before Cumulative Effect of Changes in Accounting Principles" and "Net Income (Loss) Available for Common Stockholders" would have been immaterial. Further, the impact on earnings per common share (both basic and diluted) would have been less than $0.01 per share.

       In the first quarter of 2003, Dow adopted the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for new grants of equity instruments (which include stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan) to employees. See Note O for disclosures related to the Company's stock compensation plans. As required by SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," the following table provides pro forma results as if the fair value based method had been applied to all outstanding and unvested awards, including stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan, in each period presented:

In millions, except per share amounts	2004	2003	2002

Net income (loss), as reported	$2,797	$1,730	$(338)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	170	33	16
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(188)	(80)	(89)

Pro forma net income (loss)	$2,779	$1,683	$(411)

Earnings (Loss) per share (in dollars):
Basic – as reported	$2.98	$1.88	$(0.37)
Basic – pro forma	2.96	1.83	(0.45)
Diluted – as reported	2.93	1.87	(0.37)
Diluted – pro forma	2.91	1.82	(0.45)

       In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment" which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company is currently evaluating the impact of adopting this statement.

       In March 2004, the FASB ratified the consensuses reached by the Emerging Issues Task Force ("EITF") with respect to EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The recognition and measurement guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue No. 03-1-1, which delays the effective date for measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1 pending final issuance of an FSP providing other application guidance on EITF Issue No. 03-1. Certain qualitative and quantitative disclosures for SFAS No. 115 securities were effective for fiscal years ending after December 15, 2003. Disclosures for cost method investments are required in annual financial statements for fiscal years ending after June 15, 2004. See Note I for the required disclosures.

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

       In May 2004, the FASB issued FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are "actuarially equivalent" to Medicare Part D and thus qualify for a subsidy under the Act. The Company adopted the provisions of FSP No. FAS 106-2 in the third quarter of 2004. See Note M regarding the impact of adoption and the required disclosures.

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

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs – an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

       In December 2004, the FASB issued FSP No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, the Company will recognize the allowable deductions as qualifying activity occurs.

       In December 2004, the FASB issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. See Note T for the required disclosures.

NOTE B – RESTRUCTURING

2004 Restructuring

In the second quarter of 2004, the Company recorded a pretax net gain of $20 million related to restructuring activities. The net gain included gains totaling $563 million related to the divestiture of assets in conjunction with the formation of two new joint ventures (see Note C for information regarding the divestitures), substantially offset by asset impairments of $99 million related to the future sale or shutdown of facilities (see Note F for disclosures related to asset impairments); the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"); and employee-related restructuring charges of $296 million. The net impact of the transactions is shown as "Restructuring net gain" in the consolidated statements of income. Additional information regarding the second quarter activities is included below.

Recognition of Liability Related to Loan Guarantee

In the second quarter of 2004, the Company completed an assessment of Cargill Dow, a 50:50 joint venture with Cargill, Incorporated ("Cargill"). Based on that assessment, the Company concluded that it was probable that its portion of a loan guarantee in place for Cargill Dow would be called, and recognized a liability of $148 million in the second quarter with a charge to Unallocated and Other.

       In January 2005, the Company contributed $170 million to Cargill Dow and obtained a release from its commitments with respect to Cargill Dow's debt obligations. On January 31, 2005, Dow transferred its 50 percent interest in Cargill Dow to Cargill.

Employee-Related Restructuring Charges

In the second quarter of 2004, the Company recorded employee-related restructuring charges totaling $296 million. The charges resulted from decisions made by management in the second quarter relative to employment levels as the Company restructured its business organization and finalized plans for additional plant shutdowns and divestitures. The charges included severance of $225 million for a workforce reduction of 2,455 people, most of whom ended their employment with Dow by the end of the third quarter of 2004, and curtailment costs of $71 million associated with Dow's defined benefit plans (see Note M). The charges were included in the results of Unallocated and Other.

       As of December 31, 2004, the Company's workforce had been reduced by 2,416 people due to this restructuring. Severance of $131 million was paid to 1,832 former employees; severance of $75 million was deferred until 2005 by 584 former employees. At December 31, 2004, an accrual of $19 million (excluding the deferred severance) remained for approximately 185 employees, who will end their employment with Dow in 2005.

2002 Merger-Related Expenses and Restructuring

Merger-Related Expenses

On February 6, 2001, Union Carbide Corporation ("Union Carbide") merged with a subsidiary of the Company and became a wholly owned subsidiary of Dow. During 2002, merger and integration costs of $41 million and merger-related severance of $21 million related to the continuation of the 2001 merger-related restructuring program was recorded.

       During the fourth quarter of 2002, additional merger-related severance of $11 million was recorded (for severance paid to 123 former employees) and an additional charge of $34 million was recorded for merger-related severance. Under this revised severance program, which was completed in the first quarter of 2003, $62 million was paid to 746 former employees.

       These charges are included in "Merger-related expenses and restructuring" in the consolidated statements of income. For segment reporting purposes, the charges are included in Unallocated and Other.

Other Restructuring

In late 2002, immediately following the appointment of a new President and CEO, management began a series of studies to determine potential actions relative to under-performing assets and employment levels. Prior to the end of 2002, certain studies were completed and management made decisions relative to certain assets. The economic effects of these decisions resulted in a pretax charge in the fourth quarter of 2002 of $168 million, which included $37 million for severance for 624 employees (included in Unallocated and Other for segment reporting purposes) and $131 million for asset write-downs and impairments (see Note F). The charge for severance was based on severance plans communicated to employees in the fourth quarter of 2002. The severance program was completed by the end of 2003.

       In 2002, the Company also recorded severance of $5 million in the Agricultural Sciences segment related to a workforce reduction program at Dow AgroSciences.

NOTE C – DIVESTITURES

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

       To form MEGlobal, Dow sold a 50 percent interest in its Canadian EG manufacturing assets (included in the Chemicals segment) to PIC for $635 million. Dow and PIC each contributed their respective interests in the Canadian EG manufacturing assets to form the joint venture. The carrying amount of the assets sold included: manufacturing facilities of $24 million, an investment in a nonconsolidated affiliate of $12 million and inventories of $11 million. MEGlobal will produce EG using ethylene purchased from Dow pursuant to a market-based agreement. Proceeds from the sale included a pre-payment of the ethylene supply agreement of $121 million, which will be recognized over the life of the contract based on units of production. MEGlobal will also market excess EG produced in Dow's plants in the United States and Europe, and may also market EG produced by Dow and PIC affiliates. EG is used as a raw material in the manufacture of polyester fibers, PET, antifreeze formulations and other industrial products.

       To form Equipolymers, Dow sold a 50 percent interest in its PET/PTA business (included in the Plastics segment), which includes manufacturing assets in Germany and Italy, to PIC for $210 million. Dow and PIC each contributed their respective interests in the PET/PTA business to form the joint venture. The carrying amount of the assets sold included: manufacturing facilities of $39 million, receivables of $24 million, goodwill of $22 million, inventories of $21 million, payables of $16 million and other liabilities of $4 million. PTA is a key raw material for the production of PET. PET is a high quality plastic used in the packaging industry, particularly for the production of beverage, food and other liquid containers. See Note H regarding the reduction of goodwill related to the formation of Equipolymers.

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

NOTE D – INVENTORIES

The following table provides a breakdown of inventories at December 31, 2004 and 2003:

Inventories at December 31
In millions	2004	2003

Finished goods	$2,989	$2,396
Work in process	889	837
Raw materials	605	373
Supplies	474	444

Total inventories	$4,957	$4,050

       The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $807 million at December 31, 2004 and $330 million at December 31, 2003. Inventories valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 39 percent of the total inventories at December 31, 2004 and 38 percent of total inventories at December 31, 2003.

       A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, increasing pretax income $154 million in 2004 and $70 million in 2003, and reducing pretax loss $71 million in 2002.

NOTE E – PROPERTY

Property at December 31	Estimated
In millions	Useful Lives (Years	)	2004	2003

Land	–		$550	$553
Land and waterway improvements	15-25		1,170	1,131
Buildings	5-55		3,462	3,408
Machinery and equipment	3-20		31,882	30,968
Utility and supply lines	5-20		1,974	1,898
Other property	3-30		1,853	1,834
Construction in progress	–		1,007	1,020

Total property			$41,898	$40,812

In millions	2004	2003	2002

Depreciation expense	$1,904	$1,753	$1,680
Manufacturing maintenance and repair costs	1,182	1,083	1,090
Capitalized interest	48	48	51

NOTE F – IMPAIRMENT OF LONG-LIVED ASSETS

In late 2002, immediately following the appointment of a new President and CEO, management began a series of studies to determine potential actions relative to under-performing assets. Prior to the end of 2002, certain studies were completed and management made decisions relative to certain assets. The economic effects of these decisions resulted in a pretax charge in the fourth quarter of 2002 of $131 million related to asset write-downs and impairments and included the shutdown of a chlor-alkali production facility in Canada, the shutdown of Union Carbide's ethylene manufacturing facility in Texas City, Texas, the impairment of non-strategic components of Dow's operations in South Africa, and the impairment of a product development facility in Canada. The charge for the shutdown of facilities was $57 million (with $44 million recorded in the Hydrocarbons and Energy segment and $13 million recorded in the Chemicals segment) and represented the write-off of the net book value of those manufacturing plants. The impairment charge was $74 million (of which $20 million was recorded in the Plastics segment and $54 million was recorded in Unallocated and Other) and was based on the fair values of the impaired business and production facilities: discounted cash flows for the Canadian facility, and fair market offers for the non-strategic assets in South Africa. These charges are included in "Merger-related expenses and restructuring" in the consolidated statements of income (see Note B, 2002 Merger-Related Expenses and Restructuring, Other Restructuring).

       In the first quarter of 2003, certain studies to determine potential actions relative to non-strategic and under-performing assets were completed and management made decisions regarding the disposition of certain assets. These decisions resulted in the write-off of the net book value of several manufacturing facilities totaling $37 million (the largest of which was $16 million recorded in "Cost of sales" in the Hydrocarbons and Energy segment associated with the impairment of Union Carbide's Seadrift, Texas, ethylene cracker, which was shut down in the third quarter of 2003), the impairment of Union Carbide's chemical transport vessel (sold in the second quarter of 2003) of $11 million recorded in "Sundry income (expense) – net" in Unallocated and Other, and the write-off of cancelled capital projects totaling $12 million recorded in "Cost of sales" and reflected in Unallocated and Other.

       In the first quarter of 2004, Dow continued to evaluate non-strategic and under-performing assets, and management made decisions regarding the disposition of certain assets. These decisions resulted in charges totaling $39 million. The two largest items were related to a manufacturing facility for the production of polyols and propylene glycol in Priolo, Italy, and a manufacturing facility for the production of HAMPOSYL surfactants in Nashua, New Hampshire. On April 1, 2004, the Company announced the permanent closure of the Priolo plant; therefore, in the first quarter of 2004, the net book value of $22 million was written down with a charge to "Cost of sales" in the Performance Plastics segment. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants (manufactured by Hampshire Chemical Corp. ["Hampshire Chemical"], a wholly owned subsidiary of the Company) and as a result, wrote down the net book value of the assets of $9 million against "Cost of sales" in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; demolition of the facility is underway and is expected to be complete in 2005. See Note H regarding the write-off of goodwill associated with this line of business.

       In the second quarter of 2004, the Company recorded asset impairments totaling $99 million, included in "Restructuring net gain" in the consolidated statements of income, related to the future sale or shutdown of facilities as follows (see Note B, 2004 Restructuring):

•
In the fourth quarter of 2003, Biopharmaceutical Contract Manufacturing Services ("BCMS"), located in Smithfield, Rhode Island, lost its contract manufacturing relationship with its largest customer. After a review of the business and site was completed in the second quarter of 2004, the Company decided to seek bids to sell BCMS. Based on indications of interest from potential buyers, the assets were written down to their fair value in the second quarter, with a $60 million charge against the Performance Chemicals segment. In the third quarter of 2004, the business ceased production at the facility.
•
In the second quarter of 2004, the Company recorded asset impairments totaling $39 million for the second quarter shutdown of a latex manufacturing facility ($8 million), the pending sale of a marine terminal ($10 million) and the results of a cash flow analysis of a Specialty Polymers business ($21 million). The impairments resulted in charges against the Performance Chemicals segment of $29 million and Unallocated and Other of $10 million. The sale of the marine terminal was completed in the third quarter. The Company expects to sell the line of business within Specialty Polymers in the first half of 2005. See Note H regarding a goodwill write-off associated with the Specialty Polymers line of business.

NOTE G – SIGNIFICANT NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS

The Company's investments in related companies accounted for by the equity method ("nonconsolidated affiliates") were $2,698 million at December 31, 2004 and $1,878 million at December 31, 2003. At December 31, 2004, the carrying amount of the Company's investments in nonconsolidated affiliates was $209 million more than its share of the investees' net assets, exclusive of Dow Corning Corporation ("Dow Corning"), MEGlobal, Equipolymers and EQUATE Petrochemical Company K.S.C. ("EQUATE"). This difference was $200 million at December 31, 2003. See Note C regarding the formation of MEGlobal and Equipolymers on June 30, 2004.

       On May 15, 1995, Dow Corning, in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note K). As a result, the Company fully reserved its investment in Dow Corning and reserved its 50 percent share of equity earnings from that time through the third quarter of 2000. It was the Company's determination during this period of time that the decline in the value of its investment in Dow Corning was permanent. Following Judge Denise Page Hood's November 13, 2000 affirmation of the Bankruptcy Court's order confirming Dow Corning's Joint Plan of Reorganization (the "Joint Plan"), the Company reviewed the value of its investment in Dow Corning, revised its assessment of the recoverability of its investment, and determined that it had adequately provided for the other-than-temporary decline associated with the bankruptcy. On June 1, 2004, Dow Corning's Joint Plan became effective and Dow Corning emerged from bankruptcy.

       A difference between the Company's 50 percent share of the underlying equity of Dow Corning and the carrying value of this investment has existed since May 1995, when the Company wrote down its investment to zero in response to Dow Corning's bankruptcy filing. During 1998 and 1999, Dow Corning recognized the financial impact of implementing the Joint Plan, including all liabilities and obligations. The Company considers the difference between the carrying value of its investment in Dow Corning and its 50 percent share of Dow Corning's equity to be permanent. The difference was $222 million at December 31, 2004 and $237 million at December 31, 2003. In 2004, Dow appropriately excluded certain expenses paid by Dow Corning, associated with a legal settlement during the bankruptcy period, from the determination of its share of Dow Corning's 2004 earnings, resulting in a reduction of the permanent difference at December 31, 2004.

       At December 31, 2004, the Company's investment in MEGlobal was zero, due to a capital distribution from the joint venture, and was $254 million less than the Company's proportionate share of MEGlobal's underlying net assets. This amount represents the difference between the value of certain assets of the joint venture and the Company's related valuation on a U.S. GAAP basis, of which $165 million is being amortized over the remaining useful lives of the assets; $128 million is a difference representing the Company's share of the joint venture's goodwill; and $39 million represents a reduction of the Company's future share of the joint venture's earnings. Final determination of the fair value of certain assets of MEGlobal may result in adjustments to the preliminary values assigned at the date of formation, and could impact the difference between the Company's investment in MEGlobal and its proportionate share of MEGlobal's assets and the amount of the difference assigned to assets to be amortized and goodwill.

       At December 31, 2004, the Company's investment in Equipolymers was $126 million less than the Company's proportionate share of Equipolymers' underlying net assets. This amount represents the difference between the value of certain assets of the joint venture and the Company's related valuation on a U.S. GAAP basis, of which $28 million is being amortized over the remaining useful lives of the assets and $98 million is a difference representing the Company's share of the joint venture's goodwill. Final determination of the fair value of certain assets of Equipolymers may result in adjustments to the preliminary values assigned at the date of formation, and could impact the difference between the Company's investment in Equipolymers and its proportionate share of Equipolymers' assets and the amount of the difference assigned to assets to be amortized and goodwill.

       At December 31, 2004, the Company's investment in EQUATE was $54 million less than its proportionate share of the underlying net assets ($71 million at December 31, 2003). This amount represents the difference between the value of certain EQUATE assets and the Company's related valuation on a U.S. GAAP basis and as such is being amortized over the remaining three-year useful life of the assets. In November 2004, Union Carbide sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million, which will reduce its ownership interest from 45 percent to 42.5 percent in 2005. Pending completion of the resale of these shares to private Kuwaiti investors, the Company has deferred the gain recognition on the sale of these shares until 2005, when the restricted transfer is expected to occur.

       Dow's principal nonconsolidated affiliates and the Company's direct or indirect ownership interest for each at December 31, 2004, 2003 and 2002 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2004	2003	2002

Dow Corning Corporation	50%	50%	50%
DuPont Dow Elastomers L.L.C.	50%	50%	50%
EQUATE Petrochemical Company K.S.C.	45%	45%	45%
Equipolymers	50%	–	–
MEGlobal	50%	–	–
The OPTIMAL Group:
OPTIMAL Chemicals (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn Bhd	23.75%	23.75%	23.75%
The Siam Group:
Pacific Plastics (Thailand) Limited	49%	49%	49%
Siam Polyethylene Company Limited	49%	49%	49%
Siam Polystyrene Company Limited	49%	49%	49%
Siam Styrene Monomer Co., Ltd.	49%	49%	49%
Siam Synthetic Latex Company Limited	49%	49%	49%
UOP LLC	50%	50%	50%

       The Company's investment in these companies was $2,075 million at December 31, 2004 and $1,375 million at December 31, 2003. Its equity in their earnings was $844 million in 2004, $297 million in 2003 and $112 million in 2002. All of the nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31 (1)
In millions		2004	2003

Current assets		$5,126	$4,283
Noncurrent assets		7,954	7,098

Total assets		$13,080	$11,381

Current liabilities		$3,265	$2,537
Noncurrent liabilities		4,495	5,887

Total liabilities		$7,760	$8,424

Summarized Income Statement Information (2)
In millions	2004	2003	2002

Sales	$10,229	$6,668	$5,807
Gross profit	3,138	2,010	1,678
Net income	1,721	625	159

(1) MEGlobal and Equipolymers were formed on June 30, 2004; therefore, the summarized balance sheet information for 2003 does not include these joint ventures.
(2) The summarized income statement information for 2004 includes the results for MEGlobal and Equipolymers from July 1, 2004 through December 31, 2004.

       Dividends received from the Company's nonconsolidated affiliates were $370 million in 2004, $130 million in 2003 and $93 million in 2002.

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

       On January 3, 2005, the Company announced that it had exercised its option to acquire certain assets from DuPont Dow Elastomers L.L.C. ("DDE"), Dow's 50:50 joint venture with E.I. du Pont de Nemours and Company ("DuPont"). The transaction, which involves an equity redemption of the Company's interest in DDE, is expected to close by June 30, 2005. As a result of this option exercise, DuPont will purchase Dow's remaining interest in DDE for $87 million. See Note K for additional information.

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2004, by operating segment:

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total

Goodwill at December 31, 2003	$913	$781	$1,320	$149	$63	$3,226

Goodwill write-offs:
Hampshire Chemical businesses	–	(31)	–	–	–	(31)
Reduction related to formation of Equipolymers joint venture	–	–	–	(45)	–	(45)
Increase related to acquisition of remaining 30% interest in Petroquimica Dow-S.A.	–	–	–	2	–	2

Goodwill at December 31, 2004	$913	$750	$1,320	$106	$63	$3,152

       The Specialty Chemicals business has experienced a significant decline in sales of HAMPOSYL surfactants (manufactured by Hampshire Chemical). The Company's efforts to reach an acceptable agreement to sell this line of business were unsuccessful. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants and as a result, wrote off goodwill of $13 million (included in "Amortization of intangibles") associated with this line of business in the Performance Chemicals segment (see Note F). The manufacturing facility for this line of business was shut down in the third quarter of 2004; the plant will subsequently be demolished.

       The Specialty Polymers business has experienced a continued decline in the sales of a line of products manufactured by Hampshire Chemical. In the second quarter of 2004, following the completion of an impairment calculation, the Company wrote off goodwill of $18 million (included in "Restructuring net gain") associated with this line of business against the Performance Chemicals segment (see Note B).

       During the fourth quarter of 2004, the Company performed impairment tests for goodwill in conjunction with its annual budgeting process. As a result of this review, it was determined that no additional goodwill impairments existed.

       The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets at December 31	2004			2003
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets with finite lives:
Licenses and intellectual property	$289	$(138)	$151	$264	$(107)	$157
Patents	154	(95)	59	153	(81)	72
Software	352	(193)	159	315	(153)	162
Trademarks	139	(31)	108	142	(27)	115
Other	108	(50)	58	111	(38)	73

Total other intangible assets	$1,042	$(507)	$535	$985	$(406)	$579

       The following table provides a summary of acquisitions of intangible assets during the year:

Acquisitions of Intangible Assets in 2004
In millions	Acquisition Cost	Weighted-average Amortization Period

Acquisitions of intangible assets with finite lives:
Licenses and intellectual property	$27	5.1 years
Patents	2	5.0 years
Software	42	5.0 years

Total acquisitions of intangible assets	$71	5.0 years

       Amortization expense for other intangible assets (not including software) was $68 million in 2004, $63 million in 2003 and $65 million in 2002. Amortization expense for software, which is included in "Cost of sales," totaled $41 million in 2004, $29 million in 2003 and $30 million in 2002. Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions

2005	$100
2006	90
2007	80
2008	70
2009	26

NOTE I – FINANCIAL INSTRUMENTS

Investments

The Company's investments in marketable securities are primarily classified as available-for-sale. The following table summarizes the contractual maturities of debt securities at December 31, 2004:

Contractual Maturities of Debt Securities at December 31, 2004
In millions	Amortized Cost	Fair Value

Within one year	$171	$171
One to five years	329	332
Six to ten years	286	297
After ten years	579	591

Total	$1,365	$1,391

Investing Results
In millions	2004	2003	2002

Proceeds from sales of available-for-sale securities	$1,673	$1,530	$1,659
Gross realized gains	41	31	333
Gross realized losses	(9)	(21)	(334)

Risk Management

The Company's risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times. The Company uses value at risk and stress tests to monitor risk. Credit risk arising from these contracts is not significant because the counterparties to these contracts are primarily major international financial institutions and, to a lesser extent, major chemical and petroleum companies. The Company does not anticipate losses from credit risk. The net cash requirements arising from risk management activities are not expected to be material in 2005. The Company reviews its overall financial strategies and impacts from using derivatives in its risk management program with the Board of Directors' Finance Committee and revises its strategies as market conditions dictate.

       The Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. No significant concentration of credit risk existed at December 31, 2004.

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

Foreign Currency Risk Management

The Company's global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company's assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2004, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts, options and cross-currency swaps had various expiration dates, primarily in the first quarter of 2005.

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At December 31, 2004, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates in 2005 through 2006.

Fair Value of Financial Instruments at December 31
	2004				2003
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

Marketable securities:
Debt securities	$1,365	$34	$(8)	$1,391	$1,249	$40	$(8)	$1,281
Equity securities	714	48	(4)	758	595	35	(20)	610
Other	1	–	–	1	24	13	–	37

Total marketable securities	$2,080	$82	$(12)	$2,150	$1,868	$88	$(28)	$1,928

Long-term debt including debt due within one year (1)	$(12,490)	$3	$(857)	$(13,344)	$(12,851)	$90	$(553)	$(13,314)

Derivatives relating to:
Foreign currency	–	$109	$(289)	$(180)	–	$124	$(1,006)	$(882)
Interest rates	–	15	(3)	12	–	21	(91)	(70)
Commodities	–	101	(20)	81	–	119	(15)	104

(1) Cost includes fair value adjustments per SFAS No. 133 of $93 million in 2004 and $120 million in 2003.

       Cost approximates fair value for all other financial instruments.

       The following table provides the fair value and gross unrealized losses of the Company's investments, which have been deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

Temporarily Impaired Securities	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$248	$(2)	–	–	$248	$(2)
Federal agency mortgage-backed securities	200	(2)	–	–	200	(2)
Corporate bonds	142	(2)	–	–	142	(2)
Other	62	(2)	–	–	62	(2)

Total debt securities	$652	$(8)	–	–	$652	$(8)
Equity securities	8	(2)	$3	$(2)	11	(4)

Total temporarily impaired securities	$660	$(10)	$3	$(2)	$663	$(12)

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

       For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer's overall sector are considered in determining impairment. As a matter of policy, the Company does not invest in debt securities that are below investment grade.

       For equity securities, the Company's investment guidelines require investment in Standard & Poor's ("S&P") 500 companies and allow investment in up to 25 companies outside of the S&P 500. These holdings are primarily large cap stocks and, therefore, the likelihood of them becoming other-than-temporarily impaired is not as high as with other less established companies. Regarding these investments, the Company has the ability and the intent to hold the investments until they provide an acceptable return.

       The aggregate cost of the Company's cost method investments totaled $70 million at December 31, 2004. Due to the nature of these investments, the fair market value for impairment testing is not readily determinable. These investments are reviewed for liquidation events. There were no liquidation events or circumstances at December 31, 2004 that would result in an adjustment to the cost basis of these investments.

Accounting for Derivative Instruments and Hedging Activities

At December 31, 2004, the Company had interest rate swaps in a net gain position of $14 million designated as fair value hedges of underlying fixed rate debt obligations. These hedges had various expiration dates in 2005 through 2011. At December 31, 2003, the Company had interest rate swaps in a net loss position of $25 million designated as fair value hedges of underlying fixed rate debt obligations. These hedges had various expiration dates in 2004 through 2022. The mark-to-market effects of both the fair value hedge instruments and the underlying debt obligations were recorded as unrealized gains and losses in interest expense and are directly offsetting to the extent the hedges are effective. The effective portion of the mark-to-market effects of cash flow hedge instruments is recorded in "Accumulated other comprehensive income(loss)" ("AOCI") until the underlying interest payment affects income. The net loss from previously terminated interest rate cash flow hedges included in AOCI at December 31, 2004 was $41 million after tax ($40 million after tax at December 31, 2003). The amount to be reclassified from AOCI to interest expense within the next 12 months is expected to be a net loss of $8 million. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. No interest rate cash flow hedges were outstanding at December 31, 2004. During 2004, 2003 and 2002, there was no material impact on the consolidated financial statements due to interest rate hedge ineffectiveness. Net gains recorded in interest expense related to fair value hedge terminations were $26 million in 2004, $27 million in 2003 and $11 million in 2002. Unamortized gains relating to terminated fair value hedges were $80 million at December 31, 2004 and $143 million at December 31, 2003. In 2004, net losses of $13 million related to cash flow hedge terminations were recorded in "Cost of sales." There was no material impact on the consolidated financial statements due to cash flow hedge terminations in 2003 and 2002.

       Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until September 2006. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI until the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at December 31, 2004 was $88 million after tax ($40 million after tax at December 31, 2003). A net after-tax gain of approximately $68 million is expected to be reclassified from AOCI to "Cost of sales" in the consolidated statements of income within the next 12 months. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During 2004, 2003 and 2002, there was no material impact on the consolidated financial statements due to commodity hedge ineffectiveness.

       In addition, the Company utilizes option and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. At December 31, 2004, the Company had derivative assets of $2 million and derivative liabilities of $3 million related to these instruments, with the related mark-to-market effects included in "Cost of sales" in the consolidated statements of income. At December 31, 2003, the Company had derivative assets of $2 million and derivative liabilities of $4 million related to these instruments.

       At December 31, 2004, the Company had foreign currency forward contracts in a net loss position of $3 million ($10 million at December 31, 2003) designated as cash flow hedges of underlying forecasted purchases of feedstocks in Europe. Current open contracts hedge forecasted transactions until March 2005. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI until the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at December 31, 2004 was $3 million after tax ($7 million after tax at December 31, 2003). A net after-tax loss of approximately $3 million is expected to be reclassified from AOCI to "Cost of sales" in the consolidated statements of income within the next 12 months. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During 2004, 2003 and 2002, there was no material impact on the consolidated financial statements due to foreign currency hedge ineffectiveness.

       The results of hedges of the Company's net investment in foreign operations included in the cumulative translation adjustment in AOCI was a net loss of $147 million ($93 million after tax) at December 31, 2004 and a net loss of $448 million ($282 million after tax) at December 31, 2003. During 2004, 2003 and 2002, there was no material impact on the consolidated financial statements due to hedge ineffectiveness.

       Derivative assets, excluding commodity and foreign exchange derivative assets expected to settle in 2005, are included in "Deferred charges and other assets" in the consolidated balance sheets; commodity derivative assets expected to settle in 2005 are included in "Accounts and notes receivable–Other." Foreign exchange derivative liabilities are included in "Accounts payable–Other;" other derivative liabilities are included in "Accrued and other current liabilities." The short-cut method under SFAS No. 133 is being used when the criteria are met. The Company anticipates volatility in AOCI and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. The Company also uses other derivative instruments that are not designated as hedging instruments, primarily to manage foreign currency exposure, the impact of which was not material to the consolidated financial statements.

NOTE J – SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities

At December 31, 2004, "Accrued and other current liabilities" were $2,680 million. Of this amount, the Company had $539 million of accrued incentive compensation. No other accrued liabilities were more than 5 percent of total current liabilities.

Sundry Income – Net
In millions	2004	2003	2002

Gain on sales of assets and securities (1)	$129	$117	$53
Foreign exchange gain (loss)	8	13	(7)
Dividend income	6	5	6
Other – net	(7)	11	2

Total sundry income – net	$136	$146	$54

(1) 2004 included a gain of $90 million on the sale of the DERAKANE epoxy vinyl ester resin business. 2003 included a gain of $47 million on the sale of several product lines of Amerchol Corporation, a wholly owned subsidiary. 2002 included a gain of $63 million on the sale of the Company's share in Oasis Pipe Line Company.

Other Supplementary Information
In millions	2004	2003	2002

Cash payments for interest	$780	$861	$806
Cash payments for income taxes	553	242	105
Provision for doubtful receivables (1)	36	4	12

(1) Included in "Selling, general and administrative expenses" in the consolidated statements of income.

Sales of Accounts Receivable

Since 1997, the Company has routinely sold, without recourse, a participation in pools of qualifying trade accounts receivable. According to the agreements of the various programs, Dow maintains the servicing of these receivables. As receivables in the pools are collected, new receivables are added. The maximum amount of receivables available for sale in the pools was $1,681 million in 2004, $1,600 million in 2003 and $700 million in 2002. The average monthly participation in the pools was $535 million in 2004, $889 million in 2003 and $471 million in 2002.

       The net cash flow in any given period represents the discount on sales, which is recorded as interest expense. The average monthly discount was approximately $0.5 million in 2004, $1.3 million in 2003 and $0.7 million in 2002.

Sale of Noncurrent Receivable

During 2003, the Company sold, without recourse, a noncurrent receivable representing the Company's interest in life insurance policies held on a group of key employees for $335 million. The resulting discount from the sale of the Company's interest in these life insurance policies was $29 million.

Earnings (Loss) Per Share Calculations
	2004		2003		2002
In millions, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted

Income (Loss) before cumulative effect of changes in accounting principles	$2,797	$2,797	$1,739	$1,739	$(405)	$(405)
Cumulative effect of changes in accounting principles	–	–	(9)	(9)	67	67

Net income (loss) available for common stockholders	$2,797	$2,797	$1,730	$1,730	$(338)	$(338)

Weighted-average common shares outstanding	940.1	940.1	918.8	918.8	910.5	910.5
Add back dilutive effect of stock options and awards (1)	–	13.7	–	7.3	–	–

Weighted-average common shares for EPS calculations	940.1	953.8	918.8	926.1	910.5	910.5

Earnings (Loss) per common share before cumulative effect of changes in accounting principles	$2.98	$2.93	$1.89	$1.88	$(0.44)	$(0.44)

Earnings (Loss) per common share	$2.98	$2.93	$1.88	$1.87	$(0.37)	$(0.37)

(1) Due to the reported net loss in 2002, the effect of stock options and awards of 7.0 million shares was antidilutive and was therefore excluded from the diluted earnings per share calculation.

NOTE K – COMMITMENTS AND CONTINGENT LIABILITIES

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

       To the extent not previously resolved in state court actions, cases involving Dow Corning's breast implant and other silicone medical products filed against the Company are currently pending in the U.S. District Court for the Eastern District of Michigan as a result of being transferred to that court for resolution in the context of the Joint Plan. Should cases involving Dow Corning's breast implant and other silicone medical products be filed against the Company in the future, they will be accorded similar treatment. It is the opinion of the Company's management that the possibility is remote that a resolution of all such cases will have a material adverse impact on the Company's consolidated financial statements.

       As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company's share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At December 31, 2004, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $381 million at December 31, 2003, for environmental remediation and restoration costs, including $40 million for the remediation of Superfund sites. At December 31, 2004, the Company had accrued obligations of $380 million for environmental remediation and restoration costs, including $45 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

       The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2004 and 2003:

Accrued Obligations for Environmental Matters
In millions	2004	2003

Balance at January 1	$381	$394
Additional accruals	85	68
Charges against reserve	(89)	(77)
Adjustments to reserve	3	(4)

Balance at December 31	$380	$381

       The amounts charged to income on a pretax basis related to environmental remediation totaled $85 million in 2004, $68 million in 2003 and $52 million in 2002. Capital expenditures for environmental protection were $116 million in 2004, $132 million in 2003 and $147 million in 2002.

       On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License (the "License") to the Company's Midland, Michigan manufacturing site (the "Midland site"), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for review and approval by the MDEQ. Scope of Work documents were submitted to the MDEQ and were the subject of public comment. On December 12, 2003, the MDEQ provided its formal response to the Company's August 11, 2003 Scope of Work documents in the form of a Notice of Deficiency (the "Notice") that required the Company to respond to the Notice by February 17, 2004. The Company submitted revised Scope of Work documents on February 17, 2004. Continuing discussions between the Company and the MDEQ regarding how to proceed with off-site corrective action under the License, resulted in the execution of the Framework for an Agreement Between the State of Michigan and The Dow Chemical Company (the "Framework") on January 20, 2005. The Framework commits the Company to take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River, conduct certain studies, and propose a remedial investigation work plan by the end of 2005. The Framework also contemplates that the Company, the State of Michigan and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. At the end of 2004, the Company had an accrual for off-site corrective action of $12 million (included in the total accrued obligation of $380 million at December 31, 2004) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework.

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

       Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. In the second half of 2003 and throughout 2004, the rate of filing significantly abated. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

       Through the third quarter of 2002, Union Carbide had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against Union Carbide and Amchem in the future due to a number of reasons. During the third and fourth quarters of 2002, Union Carbide worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Union Carbide and Amchem. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised Union Carbide that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face Union Carbide and Amchem if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

•
In the near term, the number of future claims to be filed against Union Carbide and Amchem will be at a level consistent with levels experienced immediately prior to 2001.
•
The number of future claims to be filed against Union Carbide and Amchem will decline at a fairly constant rate each year from 2003.
•
The average resolution value for pending and future claims will be equivalent to those experienced
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

       In November 2003, Union Carbide requested ARPC to review Union Carbide's asbestos claim and resolution activity during 2003 and determine the appropriateness of updating the study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at December 31, 2003.

       In November 2004, Union Carbide again requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating the January 2003 study. In response to this request, ARPC reviewed and analyzed data through November 14, 2004, and again concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. ARPC did advise Union Carbide, however, that it was reasonable and feasible to construct a new estimate of the cost to Union Carbide of resolving current and future asbestos-related claims using the same two widely used forecasting methodologies used by ARPC in its January 2003 study, if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

•
The number of future claims to be filed annually against Union Carbide and Amchem is unlikely to exceed the level of claims experienced during 2004.
•
The number of claims filed against Union Carbide and Amchem annually from 2001 to 2003 is considered anomalous for the purpose of estimating future filings.

•
The number of future claims to be filed against Union Carbide and Amchem will decline at a fairly constant rate each year from 2005.
•
The average resolution value for pending and future claims will be equivalent to those experienced during 2003 and 2004 (excluding settlements from closed claims filed in Madison County, Illinois with respect to future claims, as those settlements are not considered to be relevant for predicting the cost of resolving future claims).

       The resulting study completed by ARPC in January 2005 stated that the undiscounted cost to Union Carbide of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of the two accepted methodologies was used. At December 31, 2004, Union Carbide's recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide's recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

       Union Carbide's asbestos-related liability for pending and future claims was $1.6 billion at December 31, 2004 and $1.9 billion at December 31, 2003. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

       Based on ARPC's January 2003 and January 2005 studies, Union Carbide's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004.

       At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net charge to Union Carbide's income statement of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002.

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

       Union Carbide's receivable for insurance recoveries related to its asbestos liability was $712 million at December 31, 2004 and $1.0 billion at December 31, 2003. At December 31, 2004, $464 million of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

       In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2004	2003

Receivables for defense costs	$85	$94
Receivables for resolution costs	406	255

Total	$491	$349

       Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $82 million in 2004, $94 million in 2003 and $9 million in 2002, and was reflected in "Cost of sales."

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

       The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

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

Synthetic Rubber Industry Investigations

The U.S., Canadian and European competition authorities have initiated separate investigations into alleged anticompetitive behavior by certain participants in the synthetic rubber industry. DuPont Dow Elastomers L.L.C. ("DDE"), a 50:50 joint venture with E.I. du Pont de Nemours and Company ("DuPont"), and certain subsidiaries of the Company (but as to the investigation in Europe only) have responded, or are in the process of responding, to requests for documents and are otherwise cooperating in the investigations. Separately, related civil actions have been filed in various U.S. federal and state courts. Certain of these actions have named the Company. On April 8, 2004, DuPont issued a press release stating that DuPont and the Company had entered into a series of agreements that, among other things: enabled DuPont to direct DDE's response to these investigations and related litigation; resulted in DuPont funding 100 percent of any potential DDE liabilities and costs up to $150 million, with DuPont also funding more than 75 percent of the excess, if any; and granted the Company the option to acquire certain DDE assets in a cashless transaction which, if exercised, would obligate DuPont to acquire the Company's remaining equity interest in DDE. DuPont concurrently announced on April 8, 2004, that it was taking a charge of $150 million related to anticipated expenses. On January 19, 2005, the U.S. Department of Justice announced that DDE had agreed to plead guilty to one count of price fixing in the polychloroprene industry and accept a fine of $84 million. Also, on January 19, 2005, DuPont announced that it was taking an additional charge of $118 million. Based on the Company's agreement with DuPont, the Company expects that its responsibility with respect to these DDE liabilities will not be material.

       Additionally, on January 3, 2005, the Company and DuPont announced that the Company had exercised its option to acquire certain assets relating to ethylene elastomers and chlorinated elastomers from DDE, including assets of the ENGAGE, NORDEL and TYRIN businesses, through an equity redemption transaction involving the Company's equity interest in DDE. As a result of this option exercise, DuPont will purchase the Company's remaining equity interest in DDE for $87 million immediately after the asset transfer has been completed. This transaction is subject to customary conditions, including applicable regulatory approvals. The Company expects to close this transaction by June 30, 2005.

Other Litigation Matters

In addition to the breast implant, DBCP, environmental and synthetic rubber matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage that will be utilized to minimize the impact, if any, of the contingencies described above.

Summary

Except for the possible effect of Union Carbide's asbestos-related liability described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.

Purchase Commitments

At December 31, 2004, the Company had 16 major agreements (seven in 2003 and five in 2002) for the purchase of ethylene-related products globally. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $622 million in 2004, $676 million in 2003 and $375 million in 2002. Another agreement for the purchase of ethylene-related products in North America became effective on January 1, 2005. The Company's commitments associated with all of these agreements are included in the table below.

       At December 31, 2004, the Company had various outstanding commitments for take or pay and throughput agreements, including the purchase agreements referred to above, with terms extending from one to 40 years. Such commitments were at prices not in excess of current market prices. The fixed and determinable portion of obligations under these purchase commitments at December 31, 2004 is presented in the following table:

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2004
In millions

2005	$2,120
2006	1,966
2007	1,695
2008	1,482
2009	1,288
2010 through expiration of contracts	5,781

Total	$14,332

       In addition to the take or pay obligations at December 31, 2004, the Company had outstanding commitments which ranged from one to 20 years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $445 million. Such commitments were at prices not in excess of current market prices.

       At December 31, 2003, the Company was committed to lease PET manufacturing facilities under construction in Germany. In the second quarter of 2004, this lease was assigned to Equipolymers, a new 50:50 joint venture, following the formation of that joint venture (see Note C).

Guarantees

The Company provides a variety of guarantees, as described more fully in the following sections.

Guarantees

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company's guarantees relates to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to 14 years, and trade financing transactions in Latin America, which typically expire within one year of their inception.

Residual Value Guarantees

The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at December 31, 2004 In millions	Final Expiration	Maximum Future Payments	Recorded Liability

Guarantees	2018	$729	$202
Residual value guarantees	2015	1,342	4

Total guarantees		$2,071	$206

Guarantees at December 31, 2003 In millions	Final Expiration	Maximum Future Payments	Recorded Liability

Guarantees	2009	$888	$2
Residual value guarantees	2015	1,431	–

Total guarantees		$2,319	$2

       See Note B for information regarding the recognition of a liability in the second quarter of 2004 related to a loan guarantee for a nonconsolidated affiliate.

Asset Retirement Obligations

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company has recognized asset retirement obligations related to demolition and remediation activities at manufacturing sites in the United States, Germany, France and The Netherlands. In addition, the Company has recognized obligations related to capping activities at landfill sites in the United States, Canada, Italy and Brazil. The aggregate carrying amount of asset retirement obligations recognized by the Company was $57 million at December 31, 2004 and $46 million at December 31, 2003. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

       The following table shows changes in the aggregate carrying amount of the Company's asset retirement obligations for the year ended December 31, 2004:

Asset Retirement Obligations
In millions	2004

Balance at January 1	$46
Additional accruals	11
Payments on accruals	(2)
Accretion expense	1
Revisions in estimated cash flows	–
Other	1

Balance at December 31	$57

NOTE L – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at December 31
In millions	2004	2003

Notes payable to banks	$86	$242
Notes payable to related companies	18	13
Other notes payable	–	3

Total notes payable	$104	$258

Year-end average interest rates	5.93%	6.50%

Long-Term Debt at December 31 In millions	2004 Average Rate	2004	2003 Average Rate	2003

Promissory notes and debentures:
Final maturity 2004	–	–	5.27%	$1,008
Final maturity 2005	6.91%	$551	7.02%	316
Final maturity 2006	9.92%	213	8.63%	200
Final maturity 2007	5.04%	508	5.09%	522
Final maturity 2008	5.75%	488	5.79%	507
Final maturity 2009	6.32%	1,207	6.22%	966
Final maturity 2010 and thereafter (1)	7.08%	4,137	7.06%	4,693
Foreign bonds:
Final maturity 2006, Japanese yen	0.71%	290	0.71%	281
Other facilities:
U.S. dollar loans – various rates and maturities	4.34%	68	2.99%	70
Foreign currency loans – various rates and maturities	2.18%	42	3.85%	98
Dow ESOP, final maturity 2004	–	–	9.42%	15
Medium-term notes, varying maturities through 2022	5.51%	1,118	6.30%	1,118
Foreign medium-term notes, various rates and maturities	5.15%	3	–	–
Foreign medium-term notes, final maturity 2006, Euro	5.00%	822	5.00%	761
Foreign medium-term notes, final maturity 2007, Euro	5.63%	709	5.63%	657
Foreign medium-term notes, final maturity 2010, Euro	4.37%	546	4.37%	494
Foreign medium-term notes, final maturity 2011, Euro	4.62%	687	–	–
Pollution control/industrial revenue bonds, varying maturities through 2033	4.64%	1,114	4.52%	1,120
Unexpended construction funds	–	(2)	–	(2)
Capital lease obligations	–	46	–	89
Unamortized debt discount	–	(57)	–	(62)
Long-term debt due within one year (1)	–	(861)	–	(1,088)

Total long-term debt	–	$11,629	–	$11,763

(1) Holders of $250 million of debentures due in 2025 may elect, between April 1 and May 1, 2005, to have their debentures repaid by the Company on June 1, 2005. Accordingly, the $250 million is included in "Long-term debt due within one year."

Annual Installments on Long-Term Debt for Next Five Years In millions

2005	$861
2006	1,480
2007	1,362
2008	587
2009	1,300

The Company had unused and committed credit facilities at December 31, 2004, with various U.S. and foreign banks totaling $3.0 billion. These credit facilities require the payment of commitment fees. These facilities include a $1.25 billion 364-day revolving credit facility, which matures in April 2005, and a $1.75 billion 5-year revolving credit facility, which matures in April 2009. Additional unused credit facilities totaling $725 million were available for use by foreign subsidiaries. These facilities are available in support of commercial paper borrowings and working capital requirements.

       The Company's outstanding public debt of $12.3 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations not to allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation or sell or convey all or substantially all of the Company's assets. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

       The Company's primary credit agreements contain covenant and default provisions in addition to the covenants set forth above with respect to the Company's public debt. Significant other covenants and defaults include:

  (a)
  the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the primary credit agreements exceeds $500 million,
  (b)
  a default if the Company or an applicable subsidiary fails to make any payment on indebtedness of $50 million or more when due, or any other default under the applicable agreement permits the acceleration of $200 million or more of principal, or results in the acceleration of $100 million or more of principal, and
  (c)
  a default if the Company or any applicable subsidiary fails to discharge or stay within 30 days after the entry of a final judgment of more than $200 million.

       Failure of the Company to comply with any of the covenants could result in a default under the applicable credit agreement which would allow the lenders not to fund future loan requests and to accelerate the due date of the outstanding principal and accrued interest on any outstanding loans.

       At December 31, 2004, the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE M – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

       The Company's funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. In 2004, Dow contributed $399 million to its pension plans. Dow expects to contribute $300 million to its pension plans in 2005. The Company also has non-qualified supplemental pension plans.

       The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are provided below:

Weighted Average Assumptions for All Pension Plans	Benefit Obligations at December 31, 2004		Net Periodic Costs for 2004

Discount rate		5.68%		6.09%
Rate of increase in future compensation levels		4.29%		4.28%
Expected long-term rate of return on plan assets		–		8.50%

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2004	2003	2004	2003

Discount rate	5.875%	6.25%	6.25%	6.75%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	5.00%
Expected long-term rate of return on plan assets	–	–	9.00%	9.00%

       The Company determines the expected long-term rate of return on plan assets by performing a bottom-up analysis of historical and expected returns based on the strategic asset allocation approved by the Finance Committee of the Board of Directors and the underlying return fundamentals of each asset class. The Company's historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets are also considered.

       The accumulated benefit obligation for all defined benefit pension plans was $14.4 billion at December 31, 2004 and $12.9 billion at December 31, 2003.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2004	2003

Projected benefit obligation	$9,593	$12,176
Accumulated benefit obligation	9,198	11,778
Fair value of plan assets	6,721	9,733

       In addition to the U.S. funded plan, U.S. employees are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, France, Spain and the United Kingdom. Contributions charged to income for defined contribution plans were $82 million in 2004, $98 million in 2003 and $49 million in 2002.

Other Postretirement Benefits

The Company provides certain health care and life insurance benefits to retired employees. The Company has one non-U.S. plan, which is insignificant; therefore, this discussion relates to the U.S. plans only. The plans provide health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. For employees hired before January 1, 1993, the plans provides benefits supplemental to Medicare when retirees are eligible for these benefits. The Company and the retiree share the cost of these benefits, with the Company portion increasing as the retiree has increased years of credited service. There is a cap on the Company portion. The Company has the ability to change these benefits at any time.

       The Company funds most of the cost of these health care and life insurance benefits as incurred. Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2005.

       The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the U.S. plans are provided below:

U.S. Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2004	2003	2004	2003

Discount rate	5.875%	6.25%	6.25%	6.75%
Projected medical cost trend, remaining constant thereafter (1)	10.16 - 6.00%	6.62 - 6.62%	6.70 - 6.70%	7.05 - 6.62%
Expected long-term rate of return on plan assets	–	–	9.00%	9.00%

(1) As of 2004, the ultimate trend rate is assumed to be achieved in 2011.

       Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2004 by $12 million and the net periodic postretirement benefit cost for the year by $1 million. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2004 by $12 million and the net periodic postretirement benefit cost for the year by $1 million.

Impact of Remeasurement in the Third Quarter of 2004

In the third quarter of 2004, an expense remeasurement of the Company's pension and other postretirement benefit plans was completed as of June 30, 2004, due to a curtailment as defined in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," related to a workforce reduction (see Note B). The remeasurement resulted in an $8 million increase in net periodic postretirement benefit cost for 2004 and an $8 million decrease in net periodic pension expense for 2004.

       On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Act also provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Based on newly issued regulations in the third quarter of 2004, the Company determined that the benefits provided by its retiree medical plans are actuarially equivalent to Medicare Part D under the Act and remeasured its net periodic cost for other postretirement benefit plans for the effect of the Act. The impact of this remeasurement was a reduction of $96 million in the accumulated postretirement benefit obligation as of January 1, 2004, for actuarial purposes only, and a reduction of $7 million in net periodic postretirement benefit cost for 2004.

Net Periodic Benefit Cost (Credit) for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2004	2003	2002	2004	2003	2002

Service cost	$260	$242	$219	$24	$31	$31
Interest cost	804	773	748	125	134	135
Expected return on plan assets	(1,092)	(1,082)	(1,105)	(23)	(19)	(21)
Amortization of prior service cost (credit)	8	21	20	(11)	(9)	(36)
Amortization of unrecognized (gain) loss	39	13	(20)	8	8	11
Special termination/curtailment cost (credit)	42	5	(7)	37	–	(13)

Net periodic benefit cost (credit)	$61	$(28)	$(145)	$160	$145	$107

Change in Projected Benefit Obligation, Plan Assets and Funded Status of All Significant Plans
In millions	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligation	2004	2003	2004	2003

Benefit obligation at beginning of year	$13,443	$12,097	$2,134	$2,072
Service cost	260	242	24	31
Interest cost	804	773	125	135
Plan participants' contributions	18	10	–	–
Amendments	6	12	21	(79)
Actuarial changes in assumptions and experience	917	511	37	129
Acquisition/divestiture activity	7	54	(5)	–
Benefits paid	(779)	(737)	(208)	(166)
Currency impact	303	484	6	12
Special termination/curtailment cost (credit)	25	(3)	33	–

Benefit obligation at end of year	$15,004	$13,443	$2,167	$2,134

Change in plan assets

Market value of plan assets at beginning of year	$11,139	$9,561	$343	$261
Actual return on plan assets	1,428	2,056	32	53
Employer contributions	399	235	33	29
Plan participants' contributions	19	11	–	–
Acquisition/divestiture activity	–	13	(6)	–
Benefits paid	(779)	(737)	(34)	–

Market value of plan assets at end of year	$12,206	$11,139	$368	$343

Funded status and net amounts recognized

Plan assets less than benefit obligation	$(2,798)	$(2,304)	$(1,799)	$(1,791)
Unrecognized net transition obligation	3	2	–	–
Unrecognized prior service cost (credit)	99	115	(69)	(103)
Unrecognized net loss	3,656	2,800	261	245

Net amounts recognized in the consolidated balance sheets	$960	$613	$(1,607)	$(1,649)

Net amounts recognized in the consolidated balance sheets consist of:

Accrued benefit liability	$(2,520)	$(2,090)	$(1,627)	$(1,649)
Prepaid benefit cost	1,423	668	20	–
Additional minimum liability – intangible asset	78	96	–	–
Accumulated other comprehensive income – pretax	1,979	1,939	–	–

Net amounts recognized in the consolidated balance sheets	$960	$613	$(1,607)	$(1,649)

       The Company uses a December 31 measurement date for all of its plans.

Estimated Future Benefit Payments

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments
at December 31	Defined Benefit	Other
In millions	Pension Plans	Postretirement Benefits

2005	$830	$205
2006	825	176
2007	836	172
2008	858	172
2009	872	163
2010 through 2014	4,674	812

Total	$8,895	$1,700

Plan Assets

Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers. At December 31, 2004, plan assets totaled $12.2 billion and included Company common stock with a value of $448 million (4 percent of total plan assets). At December 31, 2003, plan assets totaled $11.1 billion and included Company common stock with a value of $376 million (3 percent of total plan assets).

Weighted-Average Allocation of All Plan Assets at December 31
		2004

Equity securities		62%
Debt securities		27%
Real estate		2%
Other		9%

Total		100%

Weighted-Average Allocation of U.S. Plan Assets at December 31
	2004	2003

Equity securities	65%	65%
Debt securities	22%	24%
Real estate	2%	2%
Other	11%	9%

Total	100%	100%

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

       The Company conducted an asset/liability study using the plans' projected total benefit obligation to determine the optimal strategic asset allocation to meet the plans' long-term investment strategy. The study was conducted by the Company's actuary and corroborated with other outside experts. The results of the study and the strategic target asset allocation provided below were presented to and approved by the Finance Committee of the Board of Directors in December 2002. Further enhancements to the plans were approved by the Finance Committee of the Board of Directors in

October 2004, adding emerging market equities and commodities to the strategic asset allocation. The allocation of the plan assets will move toward the final strategic target allocation noted below when the Company believes it is prudent to do so.

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation	Range

Equity securities	50%	+/- 15%
Debt securities	30%	+/- 10%
Real estate	5%	+/- 2%
Other	15%	+/- 10%

Total	100%

NOTE N – LEASED PROPERTY AND VARIABLE INTEREST ENTITIES

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

       Rental expenses under operating leases, net of sublease rental income, were $456 million in 2004, $422 million in 2003 and $447 million in 2002.

Minimum Operating Lease Commitments at December 31, 2004 In millions

2005	$293
2006	218
2007	148
2008	130
2009	119
2010 and thereafter	218

Total	$1,126

Variable Interest Entities

In the second quarter of 2003, Dow terminated its lease of an ethylene facility in The Netherlands with a variable interest entity ("VIE") (under FASB Interpretation ["FIN"] No. 46R, "Consolidation of Variable Interest Entities") and entered into a lease with a new owner trust, also a VIE. Dow is not the primary beneficiary of the owner trust and is, therefore, not required to consolidate the owner trust. Based on a valuation completed in mid-2003, the facility was valued at $394 million. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based upon a fair market value determination. At December 31, 2004, Dow had provided a residual value guarantee of $363 million, which represents Dow's maximum exposure to loss under the lease, to the owner trust. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee.

       In September 2001, Hobbes Capital S.A. ("Hobbes"), a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provide a floating rate return (which may be reinvested) based on London Interbank Offered Rate ("LIBOR"), and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates have been classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The preferred return is included in "Minority interests' share in income" in the consolidated statements of income. Reinvested preferred returns are included in "Minority Interest in Subsidiaries" in the consolidated balance sheets. Hobbes is a VIE under FIN No. 46R and the Company is the primary beneficiary of the VIE.

NOTE O – STOCK COMPENSATION PLANS

Prior to 2003, the Company accounted for its stock-based compensation plans (which include stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan ["ESPP"]) using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Given the terms of the Company's plans, no compensation cost was recognized for its stock option plans or the ESPP in prior periods.

       Effective January 1, 2003, the Company began expensing stock-based compensation newly issued in 2003 to employees in accordance with the fair value based method of accounting set forth in SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. The Company estimates the fair value of stock options and subscriptions to purchase shares under the ESPP using a binomial option-pricing model. The weighted-average assumptions used to calculate total stock-based compensation expense for 2004 and 2003 and the pro forma results provided in Note A were as follows:

	2004	2003	2002

Dividend yield	3.2%	3.9%	4.4%
Expected volatility	30.12%	41.09%	42.75%
Risk-free interest rate	2.42%	2.28%	4.18%
Expected life of stock options granted during year	5 years	5 years	7 years
Life of Employees' Stock Purchase Plan	10 months	8 months	10 months

Employees' Stock Purchase Plans

On February 13, 2003, the Board of Directors authorized a 10-year Employees' Stock Purchase Plan, which was approved by shareholders at the Company's annual meeting on May 8, 2003. Prior to that authorization, annual Employees' Stock Purchase Plans were authorized only by the Board of Directors. Under each annual offering, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value was determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock was set each year at no less than 85 percent of market price. Approximately half of the eligible employees participated in the annual plans during the last three years. Total compensation expense for the Employees' Stock Purchase Plans was $37 million in 2004 and $8 million in 2003; no compensation expense was recorded for the Employees' Stock Purchase Plans in 2002.

Employees' Stock Purchase Plans
	2004		2003		2002
Shares in thousands	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*

Outstanding at beginning of year	3,310	$27.05	4,709	$26.95	4,513	$27.45
Granted	4,326	33.95	4,997	27.05	5,047	26.95
Exercised	(4,761)	29.37	(3,490)	27.00	(3,406)	27.43
Forfeited/Expired	(196)	28.70	(2,906)	26.95	(1,445)	27.38

Outstanding and exercisable at end of year	2,679	$33.95	3,310	$27.05	4,709	$26.95

Fair value of purchase rights granted during the year		$6.94		$5.72		$7.73

* Weighted-average per share

Stock Option Plans

Under the 1988 Award and Option Plan (the "1998 Plan"), a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. The terms of the grants are fixed at the grant date. At December 31, 2004, there were 16,723,019 shares available for grant under this plan.

       Under the 1994 Non-Employee Directors' Stock Plan, the Company may grant up to 300,000 options to non-employee directors. The terms of the grants are fixed at the grant date. At December 31, 2004, there were 177,350 shares available for grant under this plan.

       No additional grants will be made under the 1998 Non-Employee Directors' Stock Plan, which previously allowed the Company to grant up to 600,000 options to non-employee directors. At December 31, 2004, there were 168,150 options outstanding under this plan.

       The exercise price of each stock option equals the market price of the Company's stock on the date of grant. Options vest from one to three years, and have a maximum term of 10 years. Total compensation expense for stock option plans was $41 million in 2004 and $20 million in 2003; no compensation expense was recorded for stock option plans in 2002.

       The following table summarizes the stock option activity:

Stock Options	2004		2003		2002
Shares in thousands	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*

Outstanding at beginning of year	66,960	$30.24	70,966	$29.28	67,476	$28.30
Granted	5,510	43.47	9,431	27.40	8,214	30.43
Exercised	(21,026)	28.90	(11,748)	23.20	(4,373)	17.30
Forfeited/Expired	(1,518)	28.90	(1,689)	23.20	(351)	17.30

Outstanding at end of year	49,926	$32.30	66,960	$30.24	70,966	$29.28

Exercisable at end of year	36,046	$31.62	49,313	$30.57	53,356	$28.91

Fair value of options granted during the year		$11.24		$7.95		$10.65

* Weighted-average per share

Stock Options at December 31, 2004
Shares in thousands	Options Outstanding			Options Exercisable

Range of Exercise Prices per Share	Shares	Remaining Contractual Life*	Exercise Price*	Shares	Exercise Price*

22.00 to 25.00	95	0.12 years	$22.80	95	$22.80
25.01 to 30.00	17,256	5.72 years	27.37	11,153	27.37
30.01 to 35.00	17,514	5.64 years	31.57	15,067	31.76
35.01 to 40.00	9,741	5.11 years	36.34	9,719	36.34
40.01 to 51.00	5,320	9.12 years	43.48	12	42.66

Total $22.00 to $51.00	49,926	5.92 years	$32.30	36,046	$31.62

* Weighted-average per share

Deferred and Restricted Stock

Under the 1988 Plan, the Company grants deferred stock to certain employees. Under the 1994 Executive Performance Plan, the Company may grant up to 300,000 deferred shares of common stock to executive officers of the Company. The grants vest either after a designated period of time, generally two to five years, or when the Company attains specified financial targets. In 2004, 2.5 million deferred shares with a weighted-average price of $43.32 were granted to eligible employees. In 2003 and 2002, 1.2 million deferred shares with a weighted-average price of $27.19 and 0.5 million deferred shares with a weighted-average price of $30.72 were granted to eligible employees, respectively.

       The Company recognizes the expense for deferred stock grants over the vesting period of the grants.

Dollars in millions; shares in thousands	2004	2003	2002

Deferred stock compensation expense	$193	$24	$16
Deferred shares outstanding	11,178	3,041	3,028

       Under the 1988 Plan, the Company also grants performance stock awards, which are a form of deferred stock in which the number of shares ultimately awarded depends on the Company's performance against predefined performance targets over a pre-determined period, generally two to five years. At the end of the performance period, the number of shares of stock issued can range from zero to 200 percent. The Company currently has performance stock awards outstanding for shares granted in 2001, 2002, 2003 and 2004. When it is probable that the performance targets will be met, the compensation expense related to the performance stock awards is amortized over the remaining performance period using a straight-line method.

       In 2004, performance stock awards for the performance period beginning January 1, 2004 and ending December 31, 2005 were granted in the amount of 1.0 million shares with a weighted-average fair value of $38.69 per share. Performance stock awards for the performance period beginning January 1, 2004 and ending December 31, 2006 were granted in the amount of 1.3 million shares with a weighted-average fair value of $43.49 per share.

       In 2003, performance stock awards for the performance period beginning January 1, 2003 and ending December 31, 2007 were granted in the amount of 1.9 million shares with a weighted-average fair value of $27.40 per share. Performance stock awards for the performance period beginning January 31, 2003 and ending December 31, 2004 were granted in the amount of 1.9 million shares with a weighted-average fair value of $28.62 per share.

       In 2002, performance stock awards for the performance period beginning January 1, 2002 and ending December 31, 2006 were granted in the amount of 2.3 million shares with a weighted-average fair value of $30.43 per share.

       Under the 2003 Non-Employee Directors' Stock Incentive Plan, a plan approved by stockholders, the Company may grant up to 1,500,000 shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. During 2004, 25,500 stock options, with a weighted-average fair value of $10.69 and 7,500 shares of restricted stock, with a weighted-average fair value of $42.58 per share, were issued under this plan. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

NOTE P – LIMITED PARTNERSHIP

In early 1998, a subsidiary of the Company purchased the 20 percent limited partner interests of outside investors in a consolidated subsidiary, Chemtech Royalty Associates L.P., for a fair value of $210 million in accordance with wind-up provisions in the partnership agreement. The limited partnership was renamed Chemtech II L.P. ("Chemtech II"). In June 1998, the Company contributed assets with an aggregate fair value of $783 million (through a wholly owned subsidiary) to Chemtech II and an outside investor acquired a limited partner interest in Chemtech II totaling 20 percent in exchange for $200 million. In September 2000, the Company contributed additional assets with an aggregate fair value of $18 million (through a wholly owned subsidiary) to Chemtech II.

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

       The outside investor in Chemtech II receives a cumulative annual priority return on its investment and participates in residual earnings. The partnership agreement was renegotiated in June 2003, resulting in a new cumulative annual priority return of $8 million. Chemtech II will not terminate unless a termination or liquidation event occurs. The outside investor may cause such an event to occur in 2008. Upon wind-up, liquidation or termination, the partners' capital accounts will be redeemed at current fair values.

       For financial reporting purposes, the assets (other than intercompany loans, which are eliminated), liabilities, results of operations and cash flows of the partnership and subsidiaries are included in the Company's consolidated financial statements, and the outside investor's limited partner interest is included in "Minority Interest in Subsidiaries" in the consolidated balance sheets.

NOTE Q – PREFERRED SECURITIES OF SUBSIDIARIES

The following transactions were entered into for the purpose of providing diversified sources of funds to the Company.

       In July 1999, Tornado Finance V.O.F., a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of preferred partnership units. The units provide a distribution of 7.965 percent, may be redeemed in 2009 or thereafter, and may be called at any time by the subsidiary. The preferred partnership units are classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The distributions are included in "Minority interests' share in income" in the consolidated statements of income.

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

NOTE R – STOCKHOLDERS' EQUITY

There are no significant restrictions limiting the Company's ability to pay dividends.

       Undistributed earnings of nonconsolidated affiliates included in retained earnings were $749 million at December 31, 2004 and $249 million at December 31, 2003.

       The number of treasury shares issued to employees under the Company's option and purchase programs was 25.8 million in 2004, 15.0 million in 2003 and 8.0 million in 2002.

       The number of treasury shares purchased by the Company was 330,529 in 2004, 182,012 in 2003 and 186,653 in 2002. The Company receives shares from employees and non-employee directors to pay taxes owed as a result of the exercise of stock options or the delivery of stock grants. These are the only shares purchased by the Company. See Note O for information regarding the Company's stock option plans.

Reserved Treasury Stock at December 31
Shares in millions	2004	2003	2002

Stock option and deferred stock plans	25.8	50.6	64.0
Employees' stock purchase plans	2.7	3.3	4.7

Total shares reserved	28.5	53.9	68.7

NOTE S – EMPLOYEE STOCK OWNERSHIP PLAN

The Company has the Dow Employee Stock Ownership Plan (the "ESOP"), which is an integral part of The Dow Chemical Company Employees' Savings Plan. A significant majority of full-time employees in the United States are eligible to participate in the ESOP through the allocation of shares of the Company's common stock.

       In 1989, the ESOP borrowed $138 million at a 9.42 percent interest rate with a final maturity in 2004 and used the proceeds to purchase stock from the Company. On December 31, 2004, the trustee made the final payment on the ESOP loan and released the remaining shares held by the ESOP.

       In 1990, Union Carbide sold shares of its stock to its ESOP (the "UCC ESOP") for a $325 million note with a maturity date of December 31, 2005, and an interest rate of 10 percent. The UCC ESOP shares were converted into shares of Dow common stock on February 6, 2001. On December 27, 2001, the UCC ESOP and the ESOP were merged into one ESOP trust and the UCC ESOP note was restructured with a new maturity date of December 31, 2023, and a new interest rate of 6.96 percent. The outstanding balance of the restructured loan was $12 million at December 31, 2004 and $15 million at December 31, 2003. The receivable from the ESOP is reflected as "Unearned ESOP shares" in the consolidated balance sheets as a reduction of "Stockholders' Equity."

       Dividends on shares held by the ESOP are paid to the ESOP and, together with Company contributions, are used, in part, by the ESOP to make debt service payments on the loan. Shares are released for allocation to participants based on the ratio of the current year's debt service to the sum of the principal and interest payments over the life of the loan.

       Accounting for the plans has followed the principles that were in effect for the respective plans when they were established. Expense associated with the ESOP was $8 million in 2004, $6 million in 2003 and $6 million in 2002. During 2004, 1.7 million ESOP shares were allocated to participants' accounts. At December 31, 2004, 16.7 million common shares held by the ESOP were outstanding, 14.6 million of which had been allocated to participants' accounts.

       Shares held by the ESOP are treated as outstanding shares in the determination of basic and diluted earnings per share.

NOTE T – INCOME TAXES

Operating loss carryforwards at December 31, 2004 amounted to $5,281 million compared with $4,299 million at the end of 2003. Of the operating loss carryforwards, $457 million is subject to expiration in the years 2005 through 2009. The remaining balances expire in years beyond 2009 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2004 amounted to $723 million ($419 million at December 31, 2003), of which $2 million is subject to expiration in the years 2005 through 2009. The remaining tax credit carryforwards expire in years beyond 2009.

       Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $6,770 million at December 31, 2004, $5,339 million at December 31, 2003 and $6,056 million at December 31, 2002. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

       At December 31, 2004, the Company had valuation allowances of $165 million, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in Brazil, Switzerland and the United States. At December 31, 2003, the Company had valuation allowances of $263 million, which were primarily related to the realization of recorded tax benefits of tax loss carryforwards from operations in Argentina, Brazil and Italy.

       In the first three quarters of 2004, PBBPolisur S.A., a wholly owned subsidiary of the Company in Argentina, recorded significantly improved earnings compared with the previous year, utilizing net operating losses for which a valuation allowance had previously been recorded. In the fourth quarter, the Company completed a revised earnings estimate and determined that it was more likely than not that the remaining valuation allowance of $28 million was no longer necessary and was reversed.

       In addition, during the first three quarters of 2004, the Company recorded net valuation allowances on deferred tax assets for tax loss carryforwards from Italian subsidiaries. During the fourth quarter of 2004, tax planning strategies for these entities were considered viable and are expected to be implemented in 2006, utilizing most of the existing tax loss carryforwards for the entities. As a result, $68 million of the existing valuation allowances was reversed.

       During 2004, based on tax planning strategies that were implemented in Brazil (across multiple entities), as well as projections of future earnings, it was determined that it was more likely than not that tax loss carryforwards would be utilized, resulting in a net reversal of valuation allowances of $5 million.

       The Company's tax rate for 2004 was lower than the U.S. statutory rate due to improved financial results in jurisdictions with lower tax rates than the United States, continued strong performances by a number of joint ventures, revised estimates of the future utilization of operating loss carryforwards in Argentina and Italy and the impact of a legislated decrease in the tax rate in The Netherlands on deferred tax liabilities. Dow's reported effective tax rate for the year was 23.1 percent.

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

       In the fourth quarter of 2003, the Company substantially completed the evaluation of a further consolidation of the German operations. After considering the effects of all of its tax planning strategies, the Company determined that it was more likely than not that Dow would utilize the German tax loss carryforwards and that the valuation allowance previously established was no longer required; therefore, the valuation allowance of $340 million recorded in Dow Olefinverbund GmbH was reversed.

       In addition, due to higher taxable income in the United States in 2003, particularly in the fourth quarter, in combination with the execution of new tax planning strategies, the Company expects to be able to utilize foreign tax credits that might have otherwise expired unused. As a result, the valuation allowance of $114 million related to foreign tax credits was no longer required and was reversed.

       The Company's tax rate for 2003 was lower than the U.S. statutory rate due to strong financial performance by a number of joint ventures and favorable U.S. tax effects related to the implementation of tax planning strategies on foreign tax credits. As a result, Dow's reported effective tax rate for the full year, excluding the tax benefits of $454 million related to the reversal of tax valuation allowances, was 21 percent.

       The reserve for tax contingencies related to issues in the United States and foreign locations was $748 million at December 31, 2004 and $846 million at December 31, 2003. This balance is the Company's best estimate of the potential liability for tax contingencies. The decline in the tax contingency reserve was primarily due to the closure of audits in the United States and Canada, partially offset by additions due to changes in tax laws and current year requirements for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Company's financial statements.

       The American Jobs Creation Act of 2004 (the "Act") introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Although the Act was signed into law in October 2004, the practical application of a number of the provisions of the repatriation provision remains unclear. Tax authorities are expected to provide clarifying language on key elements of the repatriation provision. Dow has conducted a preliminary identification of potential repatriation and reinvestment opportunities. However, the clarifying language is expected to affect Dow's evaluation of the economic value of implementing any individual opportunity and its ability to meet the overall qualifying criteria. As a result, Dow will be unable to complete a determination of the Act's effect on its plan for reinvestment or repatriation of foreign earnings until the clarifying language is released.

       Amounts under consideration for application of the one-time dividend received deduction as a result of the repatriation provision range from zero to $1.0 billion. Such repatriations would impact the income tax provision from a range of zero to a benefit of approximately $110 million.

Domestic and Foreign Components of Income (Loss) before Income Taxes and Minority Interests
In millions	2004	2003	2002

Domestic	$457	$546	$(828)
Foreign	3,339	1,205	206

Total	$3,796	$1,751	$(622)

Reconciliation to U.S. Statutory Rate
In millions	2004	2003	2002

Taxes at U.S. statutory rate	$1,329	$613	$(218)
Equity earnings effect	(168)	(56)	19
Foreign rates other than 35% (1)	(524)	(382)	101
U.S. tax effect of foreign earnings and dividends (2)	210	(187)	(61)
U.S. business and R&D credits	(47)	(77)	(143)
Other – net	77	7	22

Total tax provision (credit)	$877	$(82)	$(280)

Effective tax rate	23.1%	(4.7)%	45.0%

(1) Includes the effect of changes in valuation allowances for foreign entities of $116 million in 2004 and $268 million in 2003.
(2) Includes the effect of changes in the valuation allowance for U.S. foreign tax credits of $114 million in 2003.

Provision (Credit) for Income Taxes
	2004			2003			2002
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$214	$(50)	$164	$148	$(256)	$(108)	$(119)	$(367)	$(486)
State and local	17	26	43	40	(34)	6	24	(5)	19
Foreign	391	279	670	108	(88)	20	126	61	187

Total	$622	$255	$877	$296	$(378)	$(82)	$31	$(311)	$(280)

Deferred Tax Balances at December 31	2004		2003
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Property	$674	$(2,998)	$357	$(2,022)
Tax loss and credit carryforwards	2,514	–	1,772	–
Postretirement benefit obligations	2,038	(594)	1,535	(431)
Other accruals and reserves	1,839	(625)	1,811	(188)
Inventory	152	(135)	126	(16)
Long-term debt	650	(71)	741	(500)
Investments	218	(4)	425	(1)
Other – net	389	(635)	258	(158)

Subtotal	$8,474	$(5,062)	$7,025	$(3,316)
Valuation allowance	(165)	–	(263)	–

Total	$8,309	$(5,062)	$6,762	$(3,316)

NOTE U – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Dow is a diversified, worldwide manufacturer and supplier of more than 3,300 products. The Company's products are used primarily as raw materials in the manufacture of customer products and services. The Company serves the following industries: appliance; automotive; agricultural; building and construction; chemical processing; electronics; furniture; housewares; oil and gas; packaging; paints, coatings and adhesives; personal care; pharmaceutical; processed foods; pulp and paper; textile and carpet; utilities; and water treatment.

       Dow conducts its worldwide operations through global businesses, which are aggregated into reportable operating segments based on the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. In the first quarter of 2004, the Company made changes to its internal organizational structure; this reorganization did not result in a change to Dow's operating segments, but did result in the renaming of several of the businesses within the operating segments. The reportable operating segments are Performance Plastics, Performance Chemicals, Agricultural Sciences, Plastics, Chemicals, and Hydrocarbons and Energy. Unallocated and Other contains the reconciliation between the totals for the reportable segments and the Company's totals. It also represents the operating segments that do not meet the quantitative threshold for determining reportable segments, research and other expenses related to new business development activities, and other corporate items not allocated to the operating segments.

       The Corporate Profile included below describes the operating segments, how they are aggregated, and the types of products and services from which their revenues are derived.

Corporate Profile

  PERFORMANCE PLASTICS

  Applications: automotive interiors, exteriors, under-the-hood and body engineered systems •building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • footwear • home and office furnishings: kitchen appliances, power tools, floor care products, mattresses, carpeting, flooring, furniture padding, office furniture • information technology equipment and consumer electronics • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications

    Building and Construction business manufactures and markets an extensive line of insulation and cushion packaging foam solutions. The business has been the recognized leader in extruded polystyrene insulation marketed with the STYROFOAM brand for more than 50 years and offers an extensive line of science-based insulation solutions. The business also manufactures foam solutions for a wide range of applications including cushion packaging, electronics protection and material handling.

  •
  Products: ENVISION custom foam laminates; ETHAFOAM polyethylene foam; EQUIFOAM comfort products; IMMOTUS acoustic panels; LAMDEX polyolefin foam; PROPEL polypropylene foam; QUASH sound management foam; SARAN vapor retarder film and tape; STYROFOAM brand products (including extruded polystyrene, STYROFOAM WEATHERMATE PLUS housewraps and all-purpose tape); SYNERGY soft touch foam; TRYMER polyisocyanurate foam

    Dow Automotive business provides manufacturers of passenger cars, light trucks and commercial vehicles with solutions that perform for interior, exterior, and under-the-hood applications. The business also provides research and development, design expertise and advanced engineering support to help meet or exceed performance targets in all vehicle segments.

  •
  Products: AFFINITY polyolefin plastomers; AMPLIFY functional polymers; BETABRACE reinforcing composites; BETADAMP acoustical damping systems; BETAFOAM NVH and structural foams; BETAGUARD sealants; BETAMATE structural adhesives; BETASEAL glass bonding systems; CALIBRE polycarbonate resins; Cyclic butylene terephthalate resins; DOW polypropylene resins and automotive components made with DOW polypropylene; Injection-molded dashmats and underhood barriers; INSPIRE performance polymers; INTEGRAL adhesive film; ISONATE pure and modified methylene diphenyl diisocyanate (MDI) products; ISOPLAST engineering thermoplastic polyurethane resins; MAGNUM ABS resins; PAPI polymeric MDI; PELLETHANE thermoplastic polyurethane elastomers; PULSE engineering resins; SPECFLEX semi-flexible polyurethane foam systems; SPECTRIM reaction moldable polymers; STRANDFOAM polypropylene foam; VERSIFY plastomers and elastomers; VORANATE specialty isocyanates; VORANOL polyether polyols

    Engineering Plastics business offers one of the broadest ranges of engineering polymers and compounds of any global plastics supplier. The business complements its product portfolio with technical and commercial capabilities to develop solutions that deliver improved performance to customers while lowering their total cost.

  •
  Products: CALIBRE polycarbonate resins; EMERGE advanced resins; ISOPLAST engineering thermoplastic polyurethane resins; MAGNUM ABS resins; PELLETHANE thermoplastic polyurethane elastomers; PULSE engineering resins; TYRIL SAN resins

    Epoxy Products and Intermediates business manufactures a wide range of epoxy products, as well as intermediates used by other major epoxy producers. Dow is a leading global producer of epoxy products, supporting customers with high-quality raw materials, technical service and production capabilities.

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

  •
  Products: THE ENHANCER and LIFESPAN carpet backings; FROTH-PAK polyurethane spray foam; GREAT STUFF polyurethane foam sealant; INSTA-STIK roof insulation adhesive; ISONATE MDI; PAPI polymeric MDI; Propylene glycol; Propylene oxide; SPECFLEX copolymer polyols; SYNTEGRA waterborne polyurethane dispersions; TILE BOND roof tile adhesive; VORACOR, VORALAST, VORALUX and VORASTAR polyurethane systems; VORANATE isocyanate; VORANOL and VORANOL VORACTIV polyether and copolymer polyols; WOODSTALK fiberboard products

    Technology Licensing and Catalyst business includes licensing and supply of related catalysts for the UNIPOL polypropylene process, the METEOR process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO process for oxo alcohols, and the QBIS bisphenol A process. Licensing of the UNIPOL polyethylene process and related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture co-owned by Union Carbide. The business also includes UOP LLC, a 50:50 joint venture co-owned by Union Carbide, which supplies process technology, catalysts, molecular sieves and adsorbents to the petroleum refining, petrochemical and gas processing industries.

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

  •
  Products: REDI-LINK polyethylene; SI-LINK crosslinkable polyethylene; UNIGARD high-performance flame-retardant compounds; UNIGARD reduced emissions flame-retardant compounds; UNIPURGE purging compounds; Wire and cable insulation and jacketing compounds; ZETABON coated metal cable armor

    The Performance Plastics segment also includes the INCLOSIA Solutions business focused on consumer electronics. Also part of the Performance Plastics segment is an extensive line of specialty plastic resins and films for food and specialty packaging applications, window envelope films, medical films and metal lamination films, such as SARAN films, SARANEX films, PROCITE polystyrene films and TRENCHCOAT polyolefin films.

  PERFORMANCE CHEMICALS

  Applications: agricultural and pharmaceutical products and processing • building materials • chemical processing and intermediates • food processing and ingredients • household products • paints, coatings, inks, adhesives, lubricants • personal care products • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

    Acrylics and Oxide Derivatives business is the world's largest supplier of glycol ethers and amines, and a leading supplier of acrylics, producing an array of products serving a diverse set of market applications, including coatings, household and personal care products, gas treating and agricultural products.

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

  •
  Products: Acrylic latex; Butadiene-vinylidene latex; NEOCAR branched vinyl ester latexes; POLYPHOBE rheology modifiers; Polystyrene latex; Styrene-acrylate latex; Styrene-butadiene latex; UCAR all-acrylic, styrene-acrylic and vinyl-acrylic latexes

    Specialty Chemicals business provides products used as functional ingredients or processing aids in the manufacture of a diverse range of products. Applications include agricultural and pharmaceutical products and processing, building and construction, chemical processing and intermediates, food processing and ingredients, household products, coatings, pulp and paper manufacturing, and transportation. Dow Haltermann Custom Processing provides contract and custom manufacturing services to other specialty chemical and agricultural chemical producers.

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

  •
  Products: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company, a wholly owned subsidiary of Dow; Biocides; CELLOSIZE hydroxyethyl cellulose; DOWEX ion exchange resins; ETHOCEL ethylcellulose resins; FILMTEC membranes; METHOCEL cellulose ethers; POLYOX water- soluble resins; Products for hair/skin care from Amerchol Corporation, a wholly owned subsidiary of Dow

    The Performance Chemicals segment also includes peroxymeric chemicals, solution vinyl resins and other specialty chemicals, as well as the results of Dowpharma, which provides the pharmaceutical and biopharmaceutical industries with products and services for drug discovery, development, manufacturing and delivery.

  AGRICULTURAL SCIENCES

  Applications: control of weeds, insects and plant diseases for agriculture and pest management • agricultural seeds and traits (genes)

    Dow AgroSciences is a global leader in providing pest management, agricultural and crop biotechnology products and solutions. The business develops, manufactures and markets products for crop production; weed, insect and plant disease management; and industrial and commercial pest management. Dow AgroSciences is building a leading plant genetics and biotechnology business in agricultural seeds, traits, animal health and food safety.

  •
  Products: CLINCHER herbicide; DITHANE fungicide; LORSBAN insecticides; FORTRESS fungicide; FULTIME herbicide; GALLANT herbicide; GARLON herbicide; GLYPHOMAX herbicide; GRANDSTAND herbicide; HERCULEX I insect protection; KEYSTONE herbicide; LONTREL herbicide; MUSTANG herbicide; MYCOGEN seeds; NATREON canola oil; PHYTOGEN brand cottonseeds; PROFUME gas fumigant; SENTRICON Termite Colony Elimination System; STARANE herbicide; STINGER herbicide; TELONE soil fumigant; TORDON herbicide; TRACER NATURALYTE insect control; VIKANE structural fumigant

  PLASTICS

  Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe • textiles • toys, playground equipment and recreational products • wire and cable compounds

    Polyethylene business is the world's leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and process technologies, the business offers customers one of the industry's broadest ranges of polyethylene solutions via a strong global network of local experts focused on partnering for long-term success.

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

  •
  Products: Homopolymer polypropylene resins; Impact copolymer polypropylene resins; INSPIRE performance polymers; Random copolymer polypropylene resins

    Polystyrene business, the global leader in the production of polystyrene resins, is uniquely positioned with geographic breadth and participation in a diversified portfolio of applications. Through market and technical leadership and low cost capability, the business continues to improve product performance and meet customer needs.

  •
  Products: STYRON A-TECH advanced technology polystyrene resins; STYRON general purpose polystyrene resins; STYRON high-impact polystyrene resins; STYRON ignition-resistant polystyrene resins

    The Plastics segment also includes polybutadiene rubber, styrene-butadiene rubber, several specialty resins, such as VERSIFY plastomers and elastomers and DOW XLA elastic fiber for the textile industry, and the results of DuPont Dow Elastomers L.L.C. and Equipolymers, 50:50 joint ventures.

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

  •
  Products: Acids; Alcohols; Aldehydes; Caustic soda; Chlorine; Chloroform; COMBOTHERM blended deicer; DOWFLAKE calcium chloride; DOWPER dry cleaning solvent; Esters; Ethylene dichloride (EDC); LIQUIDOW liquid calcium chloride; MAXICHECK procedure for testing the strength of reagents; MAXISTAB stabilizers for chlorinated solvents; Methyl chloride; Methylene chloride; Monochloroacetic acid (MCAA); Oxo products; PELADOW calcium chloride pellets; Perchloroethylene; SAFE-TAINER closed-loop delivery system; Trichloroethylene; Vinyl acetate monomer (VAM); Vinyl chloride monomer (VCM); Vinylidene chloride (VDC)

    Ethylene Oxide/Ethylene Glycol business is a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture of the Company and a world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Dow also supplies ethylene oxide to internal derivatives businesses. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film and antifreeze.

  •
  Products: Ethylene glycol (EG); Ethylene oxide (EO)

    The Chemicals segment includes the results of MEGlobal.

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

  •
  Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

  Unallocated and Other includes the results of Dow Ventures (which includes Advanced Electronic Materials and new business incubation platforms which are focused on identifying and pursuing new commercial opportunities); Venture Capital; the Company's insurance operations and environmental operations; as well as Cargill Dow LLC and Dow Corning Corporation, both of which are 50:50 joint ventures.

       Transfers between operating segments are generally valued at cost. Transfers of products to the Agricultural Sciences segment from the other segments, however, are generally valued at market-based prices. The revenues generated by these transfers were immaterial in 2002. The revenues generated by these transfers in 2004 and 2003 are provided in the following table.

Operating Segment Information
In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Chemicals	Hydrocarbons and Energy	Unallocated and Other	Total

2004
Sales to external customers	$9,493	$6,667	$3,368	$10,041	$5,454	$4,876	$262	$40,161
Intersegment revenues	22	40	–	–	46	–	(108)	–
Equity in earnings of nonconsolidated affiliates	122	62	–	183	424	76	56	923
Restructuring net gain (1)	–	(89)	–	124	439	–	(454)	20
EBIT (2)	1,048	600	586	1,725	1,602	–	(1,104)	4,457
Total assets	8,564	5,878	3,824	8,402	4,473	2,693	12,051	45,885
Investments in nonconsolidated affiliates	346	128	23	961	517	374	349	2,698
Depreciation and amortization	491	501	122	490	367	111	6	2,088
Capital expenditures	257	189	109	227	238	312	1	1,333

2003
Sales to external customers	$7,770	$5,552	$3,008	$7,760	$4,369	$3,820	$353	$32,632
Intersegment revenues	16	32	–	–	44	–	(92)	–
Equity in earnings (losses) of nonconsolidated affiliates	69	22	(7)	35	149	76	(22)	322
EBIT (2)	701	682	441	662	334	6	(339)	2,487
Total assets	7,812	5,488	3,702	7,390	4,054	2,120	11,325	41,891
Investments in nonconsolidated affiliates	289	77	24	741	273	271	203	1,878
Depreciation and amortization	454	367	121	473	384	96	8	1,903
Capital expenditures	326	148	49	132	226	213	6	1,100

2002
Sales to external customers	$7,095	$5,130	$2,717	$6,476	$3,361	$2,435	$395	$27,609
Equity in earnings (losses) of nonconsolidated affiliates	–	–	(5)	18	44	23	(40)	40
Merger-related expenses and restructuring and asbestos-related charge (1)	–	–	5	20	13	44	1,026	1,108
EBIT (2)	612	650	154	151	(78)	96	(1,499)	86
Total assets	7,534	5,467	3,980	6,856	3,751	1,813	10,161	39,562
Investments in nonconsolidated affiliates	264	83	37	743	174	205	59	1,565
Depreciation and amortization	426	360	125	481	327	92	14	1,825
Capital expenditures	485	240	71	171	407	242	7	1,623

(1) See Note B for information regarding restructuring. See Note K for additional information regarding the asbestos-related charge in 2002.
(2) The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items related to the business and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income (Loss) Available for Common Stockholders" is provided below:

In millions	2004	2003	2002

EBIT	$4,457	$2,487	$86
+ Interest income	86	92	66
-Interest expense and amortization of debt discount	747	828	774
-Provision (Credit) for income taxes	877	(82)	(280)
-Minority interests' share in income	122	94	63
+ Cumulative effect of changes in accounting principles	–	(9)	67

Net Income (Loss) Available for Common Stockholders	$2,797	$1,730	$(338)

       The Company operates 165 manufacturing sites in 37 countries. The United States is home to 49 of these sites, representing 52 percent of the Company's long-lived assets. Sales are attributed to geographic areas based on customer location. Long-lived assets are attributed to geographic areas based on asset location.

Geographic Area Information
In millions	United States	Europe	Rest of World	Total

2004
Sales to external customers	$15,054	$14,280	$10,827	$40,161
Long-lived assets (1)	7,139	4,001	2,688	13,828

2003
Sales to external customers	$12,813	$11,351	$8,468	$32,632
Long-lived assets (1)	7,416	3,918	2,883	14,217

2002
Sales to external customers	$11,259	$9,209	$7,141	$27,609
Long-lived assets (1)	7,846	3,430	2,521	13,797

(1) Long-lived assets in Germany represented approximately 12 percent of the total at December 31, 2004 and 2003, and approximately 11 percent of the total at December 31, 2002.

The Dow Chemical Company and Subsidiaries

Quarterly Statistics

In millions, except per share amounts (Unaudited)

2004	1st	2nd	3rd	4th	Year

Net sales	$9,309	$9,844	$10,072	$10,936	$40,161
Cost of sales	7,907	8,345	8,697	9,295	34,244
Restructuring net gain	–	20	–	–	20
Tax benefits related to reversal of tax valuation allowances and impact of change in tax rate on deferred tax liabilities	–	–	–	146	146
Net income available for common stockholders	469	685	617	1,026	2,797
Earnings per common share – basic (1)	0.50	0.73	0.66	1.08	2.98
Earnings per common share – diluted	0.50	0.72	0.65	1.06	2.93
Common stock dividends declared per share of common stock	0.335	0.335	0.335	0.335	1.34
Market price range of common stock: (2)
High	44.20	42.45	45.40	51.34	51.34
Low	37.49	36.35	37.95	41.82	36.35

2003	1st	2nd	3rd	4th	Year

Net sales	$8,081	$8,242	$7,977	$8,332	$32,632
Cost of sales	7,163	6,970	6,861	7,183	28,177
Tax benefits related to reversal of tax valuation allowances	–	–	–	454	454
Income before cumulative effect of change in accounting principle	85	393	332	929	1,739
Cumulative effect of change in accounting principle	(9)	–	–	–	(9)
Net income available for common stockholders	76	393	332	929	1,730
Earnings before cumulative effect of change in accounting principle per common share – basic	0.09	0.43	0.36	1.01	1.89
Earnings per common share – basic	0.08	0.43	0.36	1.01	1.88
Earnings before cumulative effect of change in accounting principle per common share – diluted (1)	0.09	0.43	0.36	0.99	1.88
Earnings per common share – diluted (1)	0.08	0.43	0.36	0.99	1.87
Common stock dividends declared per share of common stock	0.335	0.335	0.335	0.335	1.34
Market price range of common stock: (2)
High	31.30	32.95	35.89	42.00	42.00
Low	24.83	27.20	29.81	32.42	24.83

   (1) Due to an increase in the share count during 2004 and 2003, the sum of the four quarters does not equal the earnings per share amount calculated for the year.

   (2) Composite price as reported by the New York Stock Exchange.

    See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART II

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

       Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct.

       The Company's internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company;
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements; and
•
provide reasonable assurance as to the detection of fraud.

       Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company's processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

       Management assessed the effectiveness of the Company's internal control over financial reporting and concluded that, as of December 31, 2004, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.

       To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise.

       In addition, the Company maintains an internal auditing program that independently assesses the effectiveness of internal control over financial reporting, including testing of the five COSO elements, and recommends possible improvements.

       The Company's independent auditors, Deloitte & Touche LLP, with direct access to the Company's Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Management's assessment of the Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, as stated in their report included herein.

Management's Process to Assess the Effectiveness of Internal Control Over Financial Reporting

Management's conclusion on the effectiveness of internal control over financial reporting is based on a thorough and comprehensive evaluation and analysis of the five elements of COSO (shown in italics below), and is based on, but not limited to, the following:

•
Documentation of entity-wide controls establishing the culture and "tone-at-the-top" of the organization, in support of Dow's Control Environment, Risk Assessment Process, Information and Communication policies and the ongoing Monitoring of these control processes and systems.
•
An evaluation of Control Activities by work process. Key controls and compensating controls were documented and tested by each work process within the Company, including controls over all relevant financial statement assertions related to all significant accounts and disclosures. Internal control deficiencies were identified and prioritized, and appropriate remediation action plans were defined, implemented and retested.
•
A centralized review and analysis of all internal control deficiencies across the enterprise to determine whether such deficiencies, either separately or in the aggregate, represented a significant deficiency or material weakness.
•
An evaluation of any changes in work processes, systems, organization or policy that could materially impact internal control over financial reporting.
•
Internal control conclusions from managers, work process owners and significant nonconsolidated affiliates.

/s/ ANDREW N. LIVERIS	/s/ J. PEDRO REINHARD
Andrew N. Liveris President and Chief Executive Officer	J. Pedro Reinhard Executive Vice President and Chief Financial Officer
/s/ FRANK H. BROD
Frank H. Brod Vice President and Controller

February 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Dow Chemical Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Dow Chemical Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

       We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

       A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

       Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule listed in the Index at Item 15 (a) 2. as of and for the year ended December 31, 2004 of the Company and our report dated February 9, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan February 9, 2005

ITEM 9B. OTHER INFORMATION.

None.

The Dow Chemical Company and Subsidiaries
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to Directors, including identification of the Audit Committee's financial expert(s), and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2005, and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

       On July 10, 2003, the Board of Directors of the Company adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, and is incorporated herein by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2005, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to beneficial ownership of Dow common stock by each Director and all Directors and officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 12, 2005, and is incorporated herein by reference.

       Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 12, 2005, and is incorporated herein by reference.

       Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2005, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information with respect to fees and services related to the Company's independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee's pre-approval policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2005, and are incorporated herein by reference.

The Dow Chemical Company and Subsidiaries
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

  1.
  The Company's 2004 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

  2.
  Financial Statement Schedules – The following Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm included in Part II, Item 8 of this Annual Report on Form 10-K:

                  Schedule II        Valuation and Qualifying Accounts

    Schedules other than the one listed above are omitted due to the absence of conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

  3.
  Exhibits – See the Exhibit Index on pages 111-114 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K or incorporated by reference. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

Exhibit No.		Description of Exhibit

10	(a)	A copy of The Dow Chemical Company Executives' Supplemental Retirement Plan, amended and restated on February 4, 2005, effective as of March 1, 2004.
10	(s)	A copy of the Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance Plan, Employee-Paid Life Insurance Plan, and Dependent Life Insurance Plan, amended and restated on October 1, 2004, for the Plan Year beginning January 1, 2005.
10	(t)	A copy of the Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on November 23, 2004, for the Plan Year beginning January 1, 2005.
10	(cc)	A copy of The Dow Chemical Company Voluntary Deferred Compensation Plan for Non-Employee Directors, effective for deferrals after January 1, 2005.
10	(dd)	A copy of The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005.
21		Subsidiaries of The Dow Chemical Company.
23	(a)	Consent of Independent Registered Public Accounting Firm.
23	(b)	Analysis, Research & Planning Corporation's Consent.
31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    A copy of any exhibit can be obtained online through the Company's Investor Relations webpage on www.dow.com, or the Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company's principal executive offices.

	The Dow Chemical Company and Subsidiaries	Schedule II
Valuation and Qualifying Accounts
(In millions)	For the Years Ended December 31

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves		Balance at End of Year

2004
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$118	$49	$31	(a)	$136
Other investments and noncurrent receivables	323	7	11		319

2003
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$127	$21	$30	(a)	$118
Other investments and noncurrent receivables	329	6	12		323

2002
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$123	$42	$38	(a)	$127
Other investments and noncurrent receivables	317	30	18		329

		2004	2003	2002

(a)	Deductions represent:
	Notes and accounts receivable written off	$17	$14	$14
	Credits to profit and loss	5	7	14
	Miscellaneous other	9	9	10

		$31	$30	$38

The Dow Chemical Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February 2005.

THE DOW CHEMICAL COMPANY
By:	/s/ F. H. BROD F. H. Brod, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 18th day of February 2005 by the following persons in the capacities indicated:

/s/ A. A. ALLEMANG	/s/ A. N. LIVERIS
A. A. Allemang, Director and Senior Advisor	A. N. Liveris, Director, President and Chief Executive Officer
/s/ J. K. BARTON	/s/ K. R. MCKENNON
J. K. Barton, Director	K. R. McKennon, Director
/s/ F. H. BROD	/s/ J. P. REINHARD
F. H. Brod, Vice President and Controller	J. P. Reinhard, Director, Executive Vice President and Chief Financial Officer
/s/ A. J. CARBONE	/s/ J. M. RINGLER
A. J. Carbone, Director and Vice Chairman of the Board	J. M. Ringler, Director
/s/ J. M. COOK	/s/ H. T. SHAPIRO
J. M. Cook, Director	H. T. Shapiro, Presiding Director
/s/ W. D. DAVIS	/s/ W. S. STAVROPOULOS
W. D. Davis, Director	W. S. Stavropoulos, Chairman of the Board
/s/ J. M. FETTIG	/s/ P. G. STERN
J. M. Fettig, Director	P. G. Stern, Director
/s/ B. H. FRANKLIN
B. H. Franklin, Director

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
The Restated Certificate of Incorporation of The Dow Chemical Company as filed with the Secretary of State of the State of Delaware on May 18, 2004, incorporated by reference to Exhibit 3(i) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
3	(ii)
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
10	(a)	A copy of The Dow Chemical Company Executives' Supplemental Retirement Plan, amended and restated on February 4, 2005, effective as of March 1, 2004.
10	(b)
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
The Dow Chemical Company Voluntary Deferred Compensation Plan for Outside Directors (for deferrals made through December 31, 2004), as amended effective as of July 1, 1994, incorporated by reference to Exhibit 10(f) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1994, as amended in the manner described in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998, incorporated by reference.
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
10	(g)	Intentionally left blank.
10	(h)
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
A written description of the one-time grant of shares of the common stock of The Dow Chemical Company to new non-employee Directors, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2005.
10	(k)
A written description of the 1998 Non-Employee Directors' Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998.
10	(l)
A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2005.
10	(m)
A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2005.
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

10	(o)
The template used for The Dow Chemical Company Key Employee Insurance Program ("KEIP"), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executive Supplemental Retirement Plan and Company-Paid Life Insurance Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002. KEIP is a component of the annual pension benefits listed in and incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2005.
10	(p)
The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004) as amended and restated as of December 10, 2003, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2003.
10	(q)	Intentionally left blank.
10	(r)
A severance agreement with Michael D. Parker, former President and Chief Executive Officer, incorporated by reference to Exhibit 10(r) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002.
10	(s)
A copy of the Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance Plan, Employee-Paid Life Insurance Plan, and Dependent Life Insurance Plan, amended and restated on October 1, 2004, for the Plan Year beginning January 1, 2005.
10	(t)
A copy of the Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on November 23, 2004, for the Plan Year beginning January 1, 2005.
10	(u)
2003 Non-Employee Directors' Stock Incentive Plan, incorporated by reference to Appendix C to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 8, 2003.
10	(v)
Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 1994 Non-Employee Directors' Stock Plan, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on September 3, 2004.
10	(w)
Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 2003 Non-Employee Directors' Stock Incentive Plan, incorporated by reference to Exhibit 10(w) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10	(x)
Performance Shares Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, incorporated by reference to Exhibit 10(x) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10	(y)
Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, incorporated by reference to Exhibit 10(y) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10	(z)
Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, incorporated by reference to Exhibit 10(z) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(aa)
Settlement Agreement and General Release between Richard L. Manetta and The Dow Chemical Company dated December 10, 2004, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on December 16, 2004.
10	(bb)
Deferred Compensation Agreement between Richard L. Manetta and The Dow Chemical Company dated December 10, 2004, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on December 16, 2004.
10	(cc)	A copy of The Dow Chemical Company Voluntary Deferred Compensation Plan for Non-Employee Directors, effective for deferrals after January 1, 2005.
10	(dd)	A copy of The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005.
14
Code of Ethics for Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, incorporated by reference to Exhibit 14 to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2003.
21		Subsidiaries of The Dow Chemical Company.
23	(a)	Consent of Independent Registered Public Accounting Firm.
23	(b)	Analysis, Research & Planning Corporation's Consent.
31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company appear in this report:
AFFINITY, AMPLIFY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, CALIBRE, COMBOTHERM, CONTINUUM, D.E.H., D.E.N., D.E.R., DOW, DOW XLA, DOWEX, DOWEX QCAT, DOWFAX, DOWFLAKE, DOWLEX, DOWPER, DOWTHERM, DRYTECH, ELITE, EMERGE, THE ENHANCER, ENVISION, EQUIFOAM, ETHAFOAM, ETHOCEL, IMMOTUS, INCLOSIA, INSITE, INSPIRE, INTEGRAL, ISONATE, ISOPLAST, LAMDEX, LIFESPAN, LIQUIDOW, MAGNUM, MAXICHECK, MAXISTAB, METHOCEL, OPTIM, PAPI, PELADOW, PELLETHANE, PRIMACOR, PROCITE, PROPEL, PULSE, QBIS, QUASH, SAFE-TAINER, SARAN, SARANEX, SPECFLEX, SPECTRIM, STRANDFOAM, STYROFOAM, STYROFOAM WEATHERMATE PLUS, STYRON, STYRON A-TECH, SYNERGY, SYNTEGRA, TRENCHCOAT, TRYMER, TYRIL, VERSENE, VERSIFY, VORACOR, VORACTIV, VORALAST, VORALUX, VORANATE, VORANOL, VORASTAR, ZETABON

The following trademarks or service marks of Dow AgroSciences LLC appear in this report:
CLINCHER, DITHANE, FORTRESS, FULTIME, GALLANT, GARLON, GLYPHOMAX, GRANDSTAND, HERCULEX, KEYSTONE, LONTREL, LORSBAN, MUSTANG, NATREON, PROFUME, SENTRICON, STARANE, STINGER, TELONE, TORDON, TRACER NATURALYTE, VIKANE, WIDESTRIKE

The following trademark of American Chemistry Council appears in this report:    RESPONSIBLE CARE

The following trademark of Ashland, Inc. appears in this report:    DERAKANE

The following trademark of Dow BioProducts Ltd. appears in this report:    WOODSTALK

The following trademark of Dow Corning Corporation appears in this report:    SYLTHERM

The following trademarks of DuPont Dow Elastomers L.L.C. appear in this report:    ENGAGE, NORDEL, TYRIN

The following trademark of FilmTec Corporation appears in this report:    FILMTEC

The following trademarks of Flexible Products Company appear in this report:    FROTH-PAK, GREAT STUFF, INSTA-STIK, TILE BOND

The following trademark of Hampshire Chemical Corp. appears in this report:    HAMPOSYL

The following trademark of Mycogen Corporation appears in this report:    MYCOGEN

The following trademark of PhytoGen Seed Company, LLC appears in this report:    PHYTOGEN

The following trademarks or service marks of Union Carbide Corporation or its subsidiaries appear in this report: CARBOWAX, CELLOSIZE, FLEXOMER, LP OXO, METEOR, NEOCAR, POLYOX, POLYPHOBE, REDI-LINK, SHAC, SI-LINK, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

QuickLinks

PART I, Item 1. Business.
PART I, Item 2. Properties.
PART I, Item 3. Legal Proceedings.
PART I, Item 4. Submission of Matters to a Vote of Security Holders.
PART II, Item 5. Market for Registrant's Common Equity
PART II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
PART II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
PART II, Item 8. Financial Statements and Supplementary Data.
The Dow Chemical Company and Subsidiaries Notes to the Consolidated Financial Statements
  NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGES
  NOTE B – RESTRUCTURING
  NOTE C – DIVESTITURES
  NOTE D – INVENTORIES
  NOTE E – PROPERTY
  NOTE F – IMPAIRMENT OF LONG-LIVED ASSETS
  NOTE G – SIGNIFICANT NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS
  NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS
  NOTE I – FINANCIAL INSTRUMENTS
  NOTE J – SUPPLEMENTARY INFORMATION
  NOTE K – COMMITMENTS AND CONTINGENT LIABILITIES
  NOTE L – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
  NOTE M – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
  NOTE N – LEASED PROPERTY AND VARIABLE INTEREST ENTITIES
  NOTE O – STOCK COMPENSATION PLANS
  NOTE P – LIMITED PARTNERSHIP
  NOTE Q – PREFERRED SECURITIES OF SUBSIDIARIES
  NOTE R – STOCKHOLDERS' EQUITY
  NOTE S – EMPLOYEE STOCK OWNERSHIP PLAN
  NOTE T – INCOME TAXES
  NOTE U – OPERATING SEGMENTS AND GEOGRAPHIC AREAS
PART II
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Signatures