Form 10-Q
period 2005-03-31
DOW CHEMICAL CO /DE/
filed 2005-05-02
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

Class	Outstanding at March 31, 2005
Common Stock, par value $2.50 per share	961,254,225 shares

The Dow Chemical Company
Table of Contents

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	March 31, 2005	March 31, 2004
Net Sales	$11,679	$9,309

Cost of sales	9,337	7,907
Research and development expenses	255	251
Selling, general and administrative expenses	391	363
Amortization of intangibles	14	29
Equity in earnings of nonconsolidated affiliates	275	140
Sundry income (expense)—net	82	(28)
Interest income	29	18
Interest expense and amortization of debt discount	187	186

Income before Income Taxes and Minority Interests	1,881	703

Provision for income taxes	508	204
Minority interests' share in income	20	30

Net Income Available for Common Stockholders	$1,353	$469

Share Data
Earnings per common share—basic	$1.41	$0.50
Earnings per common share—diluted	$1.39	$0.50
Common stock dividends declared per share of common stock	$0.335	$0.335
Weighted-average common shares outstanding—basic	959.1	931.7
Weighted-average common shares outstanding—diluted	971.7	943.2

Depreciation	$473	$462

Capital Expenditures	$286	$201

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2005	Dec. 31, 2004
Assets
Current Assets
Cash and cash equivalents	$3,357	$3,108
Marketable securities and interest-bearing deposits	44	84
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2005: $165; 2004: $136)	4,920	4,753
Other	2,868	2,604
Inventories	5,210	4,957
Deferred income tax assets—current	400	384

Total current assets	16,799	15,890

Investments
Investment in nonconsolidated affiliates	2,643	2,698
Other investments	2,182	2,141
Noncurrent receivables	152	189

Total investments	4,977	5,028

Property
Property	41,508	41,898
Less accumulated depreciation	28,100	28,070

Net property	13,408	13,828

Other Assets
Goodwill	3,140	3,152
Other intangible assets (net of accumulated amortization—2005: $529; 2004: $507)	517	535
Deferred income tax assets—noncurrent	4,132	4,369
Asbestos-related insurance receivables—noncurrent	972	1,028
Deferred charges and other assets	2,027	2,055

Total other assets	10,788	11,139

Total Assets	$45,972	$45,885

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$122	$104
Long-term debt due within one year	1,455	861
Accounts payable:
Trade	3,725	3,701
Other	1,599	2,194
Income taxes payable	332	419
Deferred income tax liabilities—current	258	205
Dividends payable	326	342
Accrued and other current liabilities	2,578	2,680

Total current liabilities	10,395	10,506

Long-Term Debt	10,876	11,629

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,328	1,301
Pension and other postretirement benefits—noncurrent	3,940	3,979
Asbestos-related liabilities—noncurrent	1,467	1,549
Other noncurrent obligations	3,243	3,202

Total other noncurrent liabilities	9,978	10,031

Minority Interest in Subsidiaries	339	449

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	499	274
Unearned ESOP shares	(4)	(12)
Retained earnings	12,517	11,527
Accumulated other comprehensive loss	(1,345)	(977)
Treasury stock at cost	(736)	(995)

Net stockholders' equity	13,384	12,270

Total Liabilities and Stockholders' Equity	$45,972	$45,885

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

		Three Months Ended
(In millions)		March 31, 2005	March 31, 2004
Operating Activities	Net Income Available for Common Stockholders	$1,353	$469
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	517	514
	Provision for deferred income tax	231	47
	Earnings/losses of nonconsolidated affiliates in excess of dividends received	(8)	(14)
	Minority interests' share in income	20	30
	(Gain) loss on sales of investments, net	3	(6)
	Gain on sales of property and businesses, net	(7)	(5)
	Other loss, net	11	52
	Gain on sale of ownership interest in nonconsolidated affiliate	(70)	—
	Tax benefit—nonqualified stock option exercises	49	33
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	(210)	(667)
	Inventories	(254)	(239)
	Accounts payable	(339)	391
	Other assets and liabilities	(222)	(510)

	Cash provided by operating activities	1,074	95

Investing Activities	Capital expenditures	(286)	(201)
	Proceeds from sales of property and businesses	17	9
	Acquisition of business	—	(149)
	Investments in consolidated companies	(102)	—
	Investments in nonconsolidated affiliates	(208)	(24)
	Distributions from nonconsolidated affiliates	41	—
	Purchases of investments	(229)	(469)
	Proceeds from sales of investments	170	436

	Cash used in investing activities	(597)	(398)

Financing Activities	Changes in short-term notes payable	(17)	(49)
	Payments on long-term debt	(10)	(10)
	Proceeds from issuance of long-term debt	1	—
	Purchases of treasury stock	(11)	(7)
	Proceeds from sales of common stock	242	235
	Distributions to minority interests	(22)	(22)
	Dividends paid to stockholders	(319)	(310)

	Cash used in financing activities	(136)	(163)

Effect of Exchange Rate Changes on Cash		(92)	—

Summary	Increase (Decrease) in cash and cash equivalents	249	(466)
	Cash and cash equivalents at beginning of year	3,108	2,392

	Cash and cash equivalents at end of period	$3,357	$1,926

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	March 31, 2005	March 31, 2004
Net Income Available for Common Stockholders	$1,353	$469

Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	(26)	10
Cumulative translation adjustments	(391)	(142)
Minimum pension liability adjustments	7	1
Net gains (losses) on cash flow hedging derivative instruments	42	(7)

Total other comprehensive loss	(368)	(138)

Comprehensive Income	$985	$331

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART I—FINANCIAL INFORMATION, Item 1. Financial Statements.
Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A—CONSOLIDATED FINANCIAL STATEMENTS

        The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries ("Dow" or the "Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B—ACCOUNTING CHANGES

Accounting for Stock-Based Compensation

        In the first quarter of 2003, Dow began expensing stock options by adopting the fair value provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for new grants of equity instruments (which include stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan) to employees. As required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the following table provides pro forma results as if the fair value based method had been applied to all outstanding and unvested awards, including stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan, in each period presented:

	Three Months Ended
In millions	March 31, 2005	March 31, 2004
Net income, as reported	$1,353	$469
Add: Stock-based compensation expense included in reported net income, net of tax	125	23
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(110)	(27)

Pro forma net income	$1,368	$465

Earnings per share (in dollars):
Basic—as reported	$1.41	$0.50
Basic—pro forma	1.43	0.50
Diluted—as reported	1.39	0.50
Diluted—pro forma	1.41	0.49

        In December 2004, the FASB issued revised SFAS No. 123 ("SFAS No. 123R"), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. On April 14, 2005, the U.S. Securities and Exchange Commission (the "SEC") announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that begins after June 15, 2005, which is January 1, 2006 for the Company. Dow is currently evaluating the impact of adopting this statement.

        In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance of this SAB as it adopts SFAS No. 123R.

Other Accounting Changes

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

        In December 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, the Company recognizes the allowable deductions as qualifying activity occurs.

        In December 2004, the FASB issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the "Act") introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Although the Act was signed into law in October 2004, the practical application of a number of the key elements of the repatriation provision remains unclear. Tax authorities are expected to provide clarifying language on key elements of the repatriation provision. Dow has conducted a preliminary identification of potential repatriation and reinvestment opportunities. However, the clarifying language is expected to affect Dow's evaluation of the economic value of implementing any individual opportunity and its ability to meet the overall qualifying criteria. As a result, Dow will be unable to complete a determination of the Act's effect on its plan for reinvestment or repatriation of foreign earnings until the clarifying language is released. Amounts under consideration for application of the one-time dividend received deduction as a result of the repatriation provision range from zero to $2.5 billion. Such repatriations would impact the income tax provision from a range of zero to a benefit of approximately $115 million.

        In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of adopting this interpretation.

NOTE C—IMPAIRMENT OF LONG-LIVED ASSETS

        In the first quarter of 2004, Dow continued to evaluate non-strategic and under-performing assets, and management made decisions regarding the disposition of certain of the Company's assets. These decisions resulted in charges totaling $39 million. The two largest items were related to a manufacturing facility for the production of polyols and propylene glycol in Priolo, Italy, and a manufacturing facility for the production of HAMPOSYL surfactants in Nashua, New Hampshire. On April 1, 2004, the Company announced the permanent closure of the Priolo plant; therefore, in the first quarter of 2004, the net book value of $22 million was written down with a charge to "Cost of sales" in the Performance Plastics segment. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants (manufactured by Hampshire Chemical Corp. ["Hampshire Chemical"], a wholly owned subsidiary of the Company) and, as a result, wrote down the net book value of the assets of $9 million against "Cost of sales" in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; demolition is underway and is expected to be completed in 2005. See Note F regarding a related write-off of goodwill.

NOTE D—RESTRUCTURING

2004 Restructuring

Recognition of Liability Related to Loan Guarantee

        In the second quarter of 2004, the Company completed an assessment of Cargill Dow LLC ("Cargill Dow"), a 50:50 joint venture with Cargill, Incorporated ("Cargill"). Based on that assessment, the Company concluded that it was probable that its portion of a loan guarantee in place for Cargill Dow would be called, and recognized a liability of $148 million in the second quarter with a charge to Unallocated and Other.

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

        As of March 31, 2005, the Company's workforce had been reduced by 2,434 people due to this restructuring. Severance of $199 million was paid to 2,396 former employees; severance of $16 million was deferred until later in 2005 or 2006 by 38 former employees. At March 31, 2005, an accrual of $10 million (excluding the deferred severance) remained for approximately 140 employees, who will end their employment with Dow in 2005.

NOTE E—INVENTORIES

        The following table provides a breakdown of inventories at March 31, 2005 and December 31, 2004:

Inventories In millions	March 31, 2005	Dec. 31, 2004
Finished goods	$3,032	$2,989
Work in process	1,187	889
Raw materials	524	605
Supplies	467	474

Total inventories	$5,210	$4,957

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $905 million at March 31, 2005 and $807 million at December 31, 2004.

NOTE F—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table shows changes in the carrying amount of goodwill for the three months ended March 31, 2005, by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at December 31, 2004	$913	$750	$1,320	$106	$63	$3,152

Negative goodwill related to acquisition of remaining 28% interest in PBBPolisur S.A.	—	—	—	(12)	—	(12)

Goodwill at March 31, 2005	$913	$750	$1,320	$94	$63	$3,140

        In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants manufactured by Hampshire Chemical, following a period of time during which the Specialty Chemicals business had experienced a significant decline in sales of these surfactants. The Company's efforts to reach an acceptable agreement to sell this line of business were unsuccessful. As a result of the decision to discontinue production, the Company wrote off goodwill of $13 million (included in "Amortization of intangibles") associated with this line of business in the Performance Chemicals segment. See Note C regarding a related write-down of assets. The manufacturing facility was shut down in the third quarter of 2004; demolition is underway and is expected to be completed in 2005.

        The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets
	At March 31, 2005			At December 31, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$288	$(143)	$145	$289	$(138)	$151
Patents	154	(97)	57	154	(95)	59
Software	358	(204)	154	352	(193)	159
Trademarks	138	(33)	105	139	(31)	108
Other	108	(52)	56	108	(50)	58

Total	$1,046	$(529)	$517	$1,042	$(507)	$535

        Amortization expense for other intangible assets (not including software) was $14 million in the first quarter of 2005, compared with $16 million in the same period last year. Amortization expense for software, which is included in "Cost of sales," totaled $11 million in the first quarter of 2005 and $8 million in the first quarter of 2004. Total estimated amortization expense for 2005 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2005	$98
2006	90
2007	79
2008	75
2009	32
2010	22

NOTE G—COMMITMENTS AND CONTINGENT LIABILITIES

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

        As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company's share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At March 31, 2005, no draws had been taken against the credit facility.

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

Environmental Matters

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $380 million at December 31, 2004, for environmental remediation and restoration costs, including $45 million for the remediation of Superfund sites. At March 31, 2005, the Company had accrued obligations of $381 million for environmental remediation and restoration costs, including $43 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

        On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License (the "License") to the Company's Midland, Michigan manufacturing site (the "Midland site"), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for review and approval by the MDEQ. Scope of Work documents were submitted to the MDEQ and were the subject of public comment. On December 12, 2003, the MDEQ provided its formal response to the Company's August 11, 2003 Scope of Work documents in the form of a Notice of Deficiency (the "Notice") that required the Company to respond to the Notice by February 17, 2004. The Company submitted revised Scope of Work documents on February 17, 2004. Continuing discussions between the Company and the MDEQ regarding how to proceed with off-site corrective action under the License resulted in the execution of the Framework for an Agreement Between the State of Michigan and The Dow Chemical Company (the "Framework") on January 20, 2005. The Framework commits the Company to take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River, conduct certain studies, and propose a remedial investigation work plan by the end of 2005. The Framework also contemplates that the Company, the State of Michigan and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. At the end of 2004, the Company had an accrual for off-site corrective action of $12 million (included in the total accrued obligation of $380 million at December 31, 2004) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At March 31, 2005, the accrual for off-site corrective action was $11 million (included in the total accrued obligation of $381 million at March 31, 2005).

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. Since then, the rate of filing has significantly abated. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

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

        The resulting study completed by ARPC in January 2005 stated that the undiscounted cost to Union Carbide of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, Union Carbide's recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide's recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

        Based on ARPC's January 2003 and January 2005 studies, Union Carbide's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004.

        At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the most recent ARPC study to determine whether the accrual continues to be appropriate. Based on Union Carbide's review of 2005 activity, Union Carbide determined that no change to the accrual was required at March 31, 2005.

        Union Carbide's asbestos-related liability for pending and future claims was $1.6 billion at March 31, 2005 and December 31, 2004. At March 31, 2005, approximately 38 percent of the recorded liability related to pending claims and approximately 62 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

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

        Union Carbide's receivable for insurance recoveries related to its asbestos liability was $636 million at March 31, 2005 and $712 million at December 31, 2004. At March 31, 2005, $463 million ($464 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers In millions	March 31, 2005	Dec. 31, 2004
Receivables for defense costs	$90	$85
Receivables for resolution costs	410	406

Total	$500	$491

        Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $18 million in the first quarter of 2005 and $25 million in the first quarter of 2004, and was reflected in "Cost of sales."

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

Synthetic Rubber Industry Matters

        The U.S., Canadian and European competition authorities have initiated separate investigations into alleged anticompetitive behavior by certain participants in the synthetic rubber industry. DuPont Dow Elastomers L.L.C. ("DDE"), a 50:50 joint venture with E.I. du Pont de Nemours and Company ("DuPont"), and certain subsidiaries of the Company (but as to the investigation in Europe only) have responded, or are in the process of responding, to requests for documents and are otherwise cooperating in the investigations. Separately, related civil actions have been filed in various U.S. federal and state courts. Certain of these actions have named the Company. On April 8, 2004, DuPont issued a press release stating that DuPont and the Company had entered into a series of agreements that, among other things: enabled DuPont to direct DDE's response to these investigations and related litigation; resulted in DuPont funding 100 percent of any potential DDE liabilities and costs up to $150 million, with DuPont also funding more than 75 percent of the excess, if any; and granted the Company the option to acquire certain DDE assets in a cashless transaction which, if exercised, would obligate DuPont to acquire the Company's remaining equity interest in DDE. DuPont concurrently announced on April 8, 2004, that it was taking a charge of $150 million related to anticipated expenses. On January 19, 2005, the U.S. Department of Justice announced that DDE had agreed to plead guilty to one count of price fixing in the polychloroprene industry and accept a fine of $84 million. Also, on January 19, 2005, DuPont announced that it was taking an additional charge of $118 million. On March 31, 2005, the U.S. Federal District Court (N.D. California) accepted the proposed plea arrangement. Based on the Company's agreement with DuPont, the Company expects that its responsibility with respect to these DDE liabilities will not be material.

        Additionally, on January 3, 2005, the Company and DuPont announced that the Company had exercised its option to acquire certain assets relating to ethylene elastomers and chlorinated elastomers from DDE, including ENGAGE, NORDEL and TYRIN elastomers, through an equity redemption transaction involving the Company's equity interest in DDE. As a result of this option exercise, DuPont will purchase the Company's remaining equity interest in DDE for $87 million immediately after the asset transfer has been completed. This transaction is subject to customary conditions, including applicable regulatory approvals. The Company expects to close this transaction by June 30, 2005.

Other Litigation Matters

        In addition to the breast implant, DBCP, environmental and synthetic rubber industry matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage that will be utilized to minimize the impact, if any, of the contingencies described above.

Summary

        Except for the possible effect of Union Carbide's asbestos-related liability described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.

Purchase Commitments

        At December 31, 2004, the Company had several agreements for the purchase of ethylene-related products globally. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $622 million in 2004. Another agreement for the purchase of ethylene-related products in North America became effective on January 1, 2005. The Company's commitments associated with all of these agreements are included in the table below.

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

Guarantees

        Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company's guarantees relates to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to 14 years, and trade financing transactions in Latin America, which typically expire within one year of inception.

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

        The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2005
In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$519	$52
Residual value guarantees	2015	1,336	7

Total guarantees		$1,855	$59

Guarantees at December 31, 2004
In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2018	$729	$202
Residual value guarantees	2015	1,342	4

Total guarantees		$2,071	$206

        In January 2005, the Company contributed $169 million to Cargill Dow (a nonconsolidated affiliate) and obtained a release from its commitments with respect to Cargill Dow's debt obligations. On January 31, 2005, Dow transferred its 50 percent interest in Cargill Dow to Cargill. See Note D for additional information.

Asset Retirement Obligations

        In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company has recognized asset retirement obligations related to demolition and remediation activities at manufacturing sites in the United States, Germany, France and The Netherlands. In addition, the Company has recognized obligations related to capping activities at landfill sites in the United States, Canada, Italy and Brazil. The aggregate carrying amount of asset retirement obligations recognized by the Company was $56 million at March 31, 2005 and $57 million at December 31, 2004. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

NOTE H—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans
	Defined Benefit Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
In millions	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Service cost	$72	$66	$6	$6
Interest cost	205	200	31	33
Expected return on plan assets	(266)	(269)	(7)	(6)
Amortization of prior service cost (credit)	6	6	(2)	(3)
Amortization of net loss	29	7	3	2

Net periodic benefit cost	$46	$10	$31	$32

Employer Contributions

Pension Plans

        The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Company's funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Dow expects to contribute $300 million to its pension plans in 2005. Contributions of $104 million were made in the first quarter of 2005.

Other Postretirement Benefits

        The Company provides certain health care and life insurance benefits to retired employees. The Company has one non-U.S. plan, which is insignificant; therefore, this discussion relates to the U.S. plans only. The plans provide health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. For employees hired before January 1, 1993, the plans provide benefits supplemental to Medicare when retirees are eligible for these benefits. The Company and the retiree share the cost of these benefits, with the Company portion increasing as the retiree has increased years of credited service. There is a cap on the Company portion. The Company has the ability to change these benefits at any time.

        The Company funds most of the cost of these health care and life insurance benefits as incurred. As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2005. Consistent with that expectation, no contributions were made in the first quarter of 2005. Benefit payments to retirees under these plans are expected to be $205 million in 2005. Payments of $34 million were made in the first quarter of 2005.

NOTE I—EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations
	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
In millions, except per share amounts
	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$1,353	$1,353	$469	$469

Weighted-average common shares outstanding	959.1	959.1	931.7	931.7
Add back dilutive effect of stock options and awards	—	12.6	—	11.5

Weighted-average common shares for EPS calculations	959.1	971.7	931.7	943.2

Earnings per common share	$1.41	$1.39	$0.50	$0.50

NOTE J—OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Operating Segments and Geographic Areas
	Three Months Ended
In millions	March 31, 2005	March 31, 2004
Operating segment sales
Performance Plastics	$2,732	$2,164
Performance Chemicals	1,972	1,576
Agricultural Sciences	989	924
Plastics	3,008	2,234
Chemicals	1,474	1,276
Hydrocarbons and Energy	1,434	1,059
Unallocated and Other	70	76

Total	$11,679	$9,309

Operating segment EBIT (1)
Performance Plastics	$478	$191
Performance Chemicals	394	142
Agricultural Sciences	259	231
Plastics	800	307
Chemicals	428	173
Hydrocarbons and Energy	—	(1)
Unallocated and Other	(320)	(172)

Total	$2,039	$871

Geographic area sales
United States	$4,377	$3,471
Europe	4,441	3,448
Rest of World	2,861	2,390

Total	$11,679	$9,309

(1)
The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income Available for Common Stockholders" is provided below:

	Three Months Ended
In millions	March 31, 2005	March 31, 2004
EBIT	$2,039	$871
+ Interest income	29	18
– Interest expense and amortization of debt discount	187	186
– Provision for income taxes	508	204
– Minority interests' share in income	20	30

Net Income Available for Common Stockholders	$1,353	$469

  Transfers of products between operating segments are generally valued at cost. Transfers of products to the Agricultural Sciences segment from the other segments, however, are generally valued at market-based prices. The revenues generated by these transfers were immaterial in the first three months of 2005 and 2004.

The Dow Chemical Company and Subsidiaries
PART I — FINANCIAL INFORMATION, Item 2. Management's Discussion and
Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

        During the first quarter of 2005, the Company's management and employees continued to focus on financial discipline, lowering the total cost to serve customers and price/volume management, in order to further improve Dow's financial performance. This includes sustaining productivity improvements achieved in the past two years and continued discipline in capital spending, with targeted total spending of $1.5 billion in 2005. Progress toward these goals continued in the first quarter of 2005. Dow's results for the quarter included record sales, up 25 percent from the first quarter of last year, good control of expenses and significantly higher equity earnings, which combined to more than offset higher feedstock and energy costs, resulting in record quarterly earnings. The first quarter of 2005 was the ninth consecutive quarter in which the Company achieved some degree of margin restoration (i.e., higher selling prices absorbed increases in feedstock and energy costs to partially restore margins). This progress reflects Dow's focus on financial performance, as well as strengthening industry conditions. Capital spending was $286 million in the first quarter, consistent with expectations to achieve the Company's goal of $1.5 billion in 2005. Dow's results for the first quarter of 2005, including a $70 million pretax gain on the sale of a 2.5 percent interest in EQUATE Petrochemical Company K.S.C. ("EQUATE"), are discussed further in this section.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	March 31, 2005	March 31, 2004
Sales	$11,679	$9,309
Cost of sales	9,337	7,907
% of sales	80%	85%
Research and development, and selling, general and administrative expenses	646	614
% of sales	5.5%	6.6%
Effective tax rate	27.0%	29.0%
Net income available for common stockholders	$1,353	$469
Earnings per common share—basic	$1.41	$0.50
Earnings per common share—diluted	$1.39	$0.50
Operating rate percentage	87%	89%

RESULTS OF OPERATIONS

        Net sales for the first quarter of 2005 rose to a new quarterly record for the Company of $11.7 billion, up 25 percent from $9.3 billion in the first quarter of last year. Compared with the same quarter of last year, prices rose 26 percent, while volume declined 1 percent (see the Sales Volume and Price table at the end of the section entitled, "Segment Results"). Prices were up significantly in all operating segments and all geographic areas due to improved industry fundamentals and the continuing increase in feedstock and energy costs. Compared with the first quarter of last year, volume declined slightly due to divestitures completed by the Company in 2004. Volume improved for Hydrocarbons and Energy, Agricultural Sciences and Performance Plastics, while volume declined for Chemicals and Plastics. Volume was unchanged for Performance Chemicals. Excluding the mid-2004 divestiture of assets in conjunction with the formation of Equipolymers and MEGlobal (50:50 joint ventures with Petrochemical Industries Company ("PIC") of Kuwait), volume improved 3 percent for Plastics (versus a reported decline of 1 percent) and volume was flat for Chemicals (versus a 14 percent reported decline). Volume for

Performance Chemicals was favorably impacted by the early-2004 acquisition of the acrylates business of Celanese AG, while volume for Performance Plastics was unfavorably impacted by the fourth quarter of 2004 sale of the DERAKANE epoxy vinyl ester resin business. From a geographic standpoint, volume improved slightly in the United States and Europe, but declined in Asia Pacific principally due to the formation of MEGlobal.

        Gross margin for the first quarter of 2005 was $2.3 billion, compared with $1.4 billion in the first quarter of last year. Gross margin improved as higher selling prices of approximately $2.4 billion more than offset an increase of approximately $1.1 billion in feedstock and energy costs.

        The Company's global plant operating rate for its chemicals and plastics businesses was 87 percent in the first quarter of 2005, compared with 89 percent in the first quarter of 2004. The decline in the Company's operating rate was largely due to planned maintenance turnarounds in the first quarter of 2005, including turnarounds in ethylene oxide/ethylene glycol, ethylene dichloride/vinyl chloride monomer and the Hydrocarbons and Energy business.

        Personnel count was 42,870 at March 31, 2005, down from 43,203 at December 31, 2004 and 46,021 at March 31, 2004. Headcount continued to decline as the Company remains focused on improving organizational efficiency and financial performance.

        Operating expenses (research and development, and selling, general and administrative expenses) were $646 million in the first quarter of 2005, up $32 million or 5 percent, from $614 million in the first quarter of last year. Selling, general and administrative expenses were up $28 million, principally due to an increase in the allowance for doubtful receivables (reflecting the higher level of sales), while research and development expenses increased $4 million. Despite the increase, first quarter operating expenses were 5.5 percent of net sales, a record low percentage for the Company.

        Amortization of intangibles was $14 million in the first quarter of 2005, compared with $29 million in the first quarter of last year. The decline in amortization of intangibles was primarily due to the 2004 write-off of goodwill associated with Hampshire Chemical's manufacturing facility in Nashua, New Hampshire, that produced HAMPOSYL surfactants. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL surfactants and, as a result, wrote off goodwill of $13 million associated with this line of business in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; demolition is underway and is expected to be completed in 2005. See Notes C and F to the Consolidated Financial Statements for additional information.

        Dow's share of the earnings of nonconsolidated affiliates was $275 million in the first quarter of 2005, compared with $140 million in the first quarter of last year. Compared with last year, equity earnings increased primarily due to stronger results from EQUATE, Dow Corning Corporation ("Dow Corning"), UOP LLC, and Siam Polyethylene Company Limited. In addition, equity earnings were favorably impacted by the absence of the equity losses of Cargill Dow LLC ("Cargill Dow") in the first quarter of 2005. On January 31, 2005, the Company exited the joint venture by transferring its 50 percent interest in Cargill Dow to the joint venture partner, Cargill, Incorporated. See Note D to the Consolidated Financial Statement for additional information.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense)—net for the first quarter of 2005 was net income of $82 million compared with net expense of $28 million in the first quarter of 2004. In the first quarter of this year, net sundry income included a $70 million pretax gain (of which $41 million was reflected in the Chemicals segment and $29 million was reflected in the Plastics segment) on the sale of a portion of Union Carbide's interest in EQUATE. In November 2004, Union Carbide sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer, which resulted in the first quarter gain and reduced Union Carbide's ownership interest from 45 percent to 42.5 percent. In the first quarter of 2004, net sundry expense included a loss of approximately $30 million on the sale of assets (reflected in Unallocated and Other).

        Net interest expense (interest expense less capitalized interest and interest income) was $158 million in the first quarter of 2005, down from $168 million in the first quarter of last year. Compared with last year, net interest expense declined primarily due to higher interest income, reflecting significantly higher levels of cash and cash equivalents.

        The effective tax rate for the first quarter was 27.0 percent, versus 29.0 percent for the first quarter of 2004. The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. The effective tax rate for 2005 was lower than last year due to a higher percentage of foreign sourced income compared with 2004 and stronger earnings from a number of the Company's joint ventures. Since most of the earnings from nonconsolidated affiliates are taxed at the joint venture level, the impact of higher equity earnings has reduced Dow's overall effective tax rate.

        Minority interests' share of net income was $20 million for the first quarter of 2005, down $10 million from $30 million for the first quarter of last year. In the first quarter of 2005, the Company purchased of the remaining 28 percent of PBBPolisur S.A. for $98 million, resulting in the decline in minority interests' share of net income compared with the same quarter of last year.

        Net income available for common stockholders was $1.4 billion or $1.39 per share for the first quarter of 2005, compared with $469 million or $0.50 per share for the first quarter of 2004. Net income in the first quarter of 2005 included $46 million (after tax) or $0.05 per share related to the gain on the sale of EQUATE shares (described previously in this section).

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

PERFORMANCE PLASTICS

        Performance Plastics sales were $2,732 million for the first quarter of 2005, up 26 percent from $2,164 in the first quarter of 2004. Prices increased 25 percent; volume was up 1 percent. EBIT for the segment was $478 million in the first quarter, up from $191 million in the same period of last year, as the impact of higher selling prices more than offset the higher cost of raw materials.

        Building and Construction sales for the first quarter of 2005 were up 14 percent from a year ago due to strong price performance, as volume was unchanged. Sales of new homes in North America continued at a high rate of growth, while demand in Europe and Asia Pacific was adversely impacted by extreme winter conditions. EBIT improved versus the same quarter of 2004 primarily due to the increase in selling prices.

        Dow Automotive sales for the first quarter of 2005 were up 10 percent from a year ago, establishing a new quarterly sales record for the business. Compared with the first quarter of last year, prices rose 14 percent, as price increases were successfully implemented to offset increases in raw material costs, primarily driven by high propylene costs. In addition, demand for Dow Automotive's unique formulations and differentiated products supported the price increases. Volume declined 4 percent as customers reduced inventory levels in response to lower consumer demand for larger vehicles. Despite the favorable impact of higher selling prices, EBIT for the business declined versus the first quarter of last year, due to the decline in volume, lower operating rates and higher raw material costs.

        Engineering Plastics sales for the quarter were up 53 percent versus the first quarter of 2004, reflecting a 39 percent increase in prices, driven by higher feedstock costs, and a 14 percent growth in volume, which was driven by strong demand for polycarbonate primarily within the optical media industry. Both volume and price were up significantly for polycarbonate as the industry continued to face shortages of key raw materials. EBIT for the first quarter of 2005 improved significantly, primarily due to higher selling prices, as the business focused on enhancing profitability through price/volume management.

        Sales of Epoxy Products and Intermediates for the first quarter were up 32 percent from last year, as prices rose 38 percent and volume declined 6 percent. Prices increased in all geographic areas as Dow focused on improving pricing in an effort to recover margin lost to high raw material costs. Demand declined in part due to unfavorable weather conditions in Europe reducing seasonal outdoor projects. In addition, demand was down as customers managed inventory levels early in the quarter. Compared with the first quarter of last year, demand declined in Asia Pacific, but began to rebound late in the quarter. In the first quarter of 2005, EBIT improved due to higher selling prices.

        Polyurethanes and Thermoset Systems sales for the quarter were up 31 percent from the first quarter of 2004. Price increases for methylene diphenyl diisocyanate ("MDI") and polyols drove prices up 29 percent. Operating rates for toluene diiocyanate ("TDI") continued to be low due to excess industry capacity, dampening price momentum within this product line. Compared with the first quarter of last year, volume grew 2 percent, including the impact of the sale of the DERAKANE business in the fourth quarter of 2004. Volume growth was particularly strong in the downstream Thermoset Systems business. Propylene oxide supply continues to be tight. EBIT improved due to increased margin from higher selling prices

        Technology Licensing and Catalyst sales for the first quarter were down 8 percent from a year ago as licensing royalties declined. Despite the decline in sales, EBIT improved from last year due to improved equity earnings from UOP LLC.

        Wire and Cable Compounds sales for the quarter were up 28 percent from last year, due to a 22 percent increase in price and 6 percent volume growth. EBIT improved from last year, reflecting improved margins.

PERFORMANCE CHEMICALS

        Performance Chemicals sales for the first quarter of 2005 were $1,972 million, up 25 percent from $1,576 million in the first quarter of last year due to increased prices. Volume was unchanged from the strong levels of the first quarter of 2004. EBIT for the first quarter was $394 million, up from $142 million in the first quarter of 2004. Compared with last year, EBIT improved primarily due to higher selling prices. In addition, EBIT in the first quarter of last year was reduced by charges totaling $22 million related to the shutdown of Hampshire Chemical's Nashua, New Hampshire, manufacturing site.

        Acrylics and Oxide Derivatives sales for the quarter were up 50 percent from the first quarter of 2004, due to a 49 percent increase in prices and volume growth of 1 percent. Prices increased due to tight supply/demand balances across most product lines and rising raw material prices. Compared with last year, EBIT improved significantly, principally due to higher selling prices.

        Dow Latex sales for the quarter improved 33 percent compared with the first quarter of 2004, due to increases in prices. Volume was flat with 2004. Prices for styrene-butadiene latex sold into the coated paper and carpet industries were up in most geographic areas, driven by increased styrene monomer costs. EBIT improved significantly from last year as higher selling prices helped to restore margins.

        Specialty Chemicals sales were up 15 percent versus the first quarter of 2004, with a 12 percent increase in price and a 3 percent increase in volume. Price increases were driven by a tight industry supply/demand balance and sharply higher propylene- and ethylene-based raw material costs. EBIT was up from last year due to higher selling prices, volume growth and improved operating rates. EBIT in the first quarter of 2004 was reduced by charges related to the shutdown of Hampshire Chemical's Nashua, New Hampshire, manufacturing site. The charges included a $9 million write-down of the net book value of the facility and a $13 million write-off of goodwill. The Nashua manufacturing facility was shut down in the third quarter of 2004; demolition is underway and is expected to be completed in 2005. See Notes C and F to the Consolidated Financial Statements for additional information.

        Specialty Polymers sales in the first quarter of 2005 were up 2 percent from the same quarter last year, as prices rose 3 percent, including the favorable impact of currency in Europe, and volume declined 1 percent. Volume was strong in Asia Pacific and Latin America, but down in Europe and North America for building materials and paints. Sales in the first quarter were strong for ANGUS Chemical Company's products, while biocides, CELLOSIZE cellulose ethers, liquid separations and METHOCEL cellulose ethers reported declines in volume in the first quarter. Compared with the first quarter of last year, EBIT declined slightly as the favorable impact of higher prices was more than offset by the decline in volume and higher raw material costs.

AGRICULTURAL SCIENCES

        Sales for the Agricultural Sciences segment in the first quarter of 2005 were $989 million, up 7 percent from $924 million in the first quarter of last year. Prices rose 4 percent, due to global tightening of product supplies and the favorable impact of currency in Europe, which accounted for approximately half of the increase in prices. Volume grew 3 percent, led by strong demand in Europe. Herbicide sales drove the growth in Europe and North America, with the continued ramp-up of florasulam and other cereal herbicides and the launch of penoxsulam rice herbicide. Higher volume in North America was driven by herbicide growth and a strong increase in corn seed sales. EBIT for the first quarter of 2005 was $259 million, up from $231 million in the first quarter of 2004. Higher selling prices, strong volume growth and a favorable product mix contributed to the improvement in EBIT in the first quarter of 2005.

PLASTICS

        Plastics sales for the first quarter of 2005 were $3,008 million, up 35 percent from $2,234 million a year ago, as prices rose 36 percent and volume declined 1 percent. Selling prices increased in all geographic areas, reflecting the impact of significantly higher feedstock and energy costs. While volume improved in North America and Asia Pacific, due to the strong economic environment, the improvement was more than offset by a decline in volume in Europe due to the mid-2004 formation of Equipolymers, a 50:50 global joint venture with PIC of Kuwait. Beginning July 1, 2004, sales of purified terephthalic acid ("PTA") and polyethylene terephthalate ("PET") resins are sold by that joint venture. EBIT for the first quarter was $800 million, up significantly from $307 million in the first quarter of 2004. Despite the negative impact of higher feedstock costs, EBIT improved due to higher selling prices, improved margins, higher equity earnings from EQUATE and Siam Polyethylene Company Limited, and a gain on the sale of EQUATE shares.

        Polyethylene sales were up significantly from the first quarter of 2004, as prices increased 37 percent and volume increased 3 percent. Strong, double-digit price improvement was observed in all geographic areas, reflecting the impact of higher feedstock and energy costs. Compared with the first quarter of last year, volume grew in North America and Asia Pacific, as economic conditions remained strong. Volume in Europe was also higher; however, the rate of growth was modest. Volume declined in Latin America. Despite higher feedstock and other raw material costs, EBIT for the quarter improved significantly from the first quarter of 2004, due to higher selling prices and improved equity earnings from EQUATE, Siam Polyethylene Company Limited, and Petromont and Company. EBIT in the first quarter of 2005 also included polyethylene's $29 million share of a $70 million gain on the sale of EQUATE shares. In November 2004, Union Carbide sold an interest in EQUATE to National Bank of Kuwait. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer, which resulted in a gain for the first quarter of 2005 and reduced Union Carbide's ownership interest from 45 percent to 42.5 percent.

        Polypropylene sales were up 48 percent over the first quarter of 2004 as prices increased 45 percent and volume increased 3 percent. Very strong price improvement was seen in all geographic areas, reflecting the impact of feedstock costs that were significantly higher than those experienced in the first quarter of 2004. Volume growth was especially strong in Latin America and Europe, compared with the first quarter of 2004 when the limited availability of propylene negatively affected Dow's production volumes. In North America, volume declined in the first quarter of 2005 as operating rates were slowed to compensate for softness in the export markets. EBIT for the quarter improved significantly from the same quarter last year, as higher selling prices more than offset the impact of higher feedstock and energy costs.

        Polystyrene sales for the first quarter of 2005 were up 51 percent as prices increased 43 percent and volume increased 8 percent. Prices improved in all geographic areas as the business raised prices in response to escalating feedstock costs. Volume was also higher in all geographic areas, reflecting continued global economic expansion. EBIT for the first quarter improved significantly compared with the first quarter of 2004, as higher prices more than offset the impact of higher feedstock and energy costs.

        On January 3, 2005, the Company announced it had exercised its option to acquire certain assets (ethylene and chlorinated elastomers, including ENGAGE, NORDEL and TYRIN elastomers) from DDE, Dow's 50:50 joint venture with E.I. du Pont de Nemours and Company. The transaction, which is expected to close by June 30, 2005, includes redemption of the Company's equity interest in DDE. Going forward, the impact on the Plastics segment is expected to be minimal. See Note G to the Consolidated Financial Statements for information regarding the transaction.

CHEMICALS

        First quarter sales for the Chemicals segment were $1,474 million, up 16 percent from $1,276 million for the first quarter of last year. Prices rose 30 percent versus the first quarter of last year due to improving supply/demand balances for vinyl chloride monomer ("VCM") and ethylene glycol ("EG"). Caustic soda prices were also up significantly in the first quarter. Volume decreased 14 percent versus the first quarter of last year due to the mid-2004 formation of MEGlobal, a 50:50 joint venture with PIC of Kuwait. Beginning July 1, 2004, certain sales of EG are sold by that joint venture. EBIT for the quarter was $428 million, up significantly from $173 million in the first quarter of 2004, primarily due to the increased profitability in EG, VCM and caustic soda. EBIT for the quarter reflected higher selling prices and higher equity earnings from EQUATE and OPTIMAL. In addition, results for the quarter included a gain of $41 million associated with the sale of EQUATE shares.

HYDROCARBONS AND ENERGY

        Hydrocarbons and Energy sales for the first quarter of 2005 were $1,434 million, up 35 percent from $1,059 million in the first quarter of 2004, as selling prices rose 26 percent and volume grew 9 percent. The sharp increase in selling prices was driven by higher feedstock costs. Volume was up, compared with the first quarter of last year, due to higher refined product sales related to improved operations at the supplying refinery and an increase in sales of ethylene to MEGlobal.

        The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. Hydrocarbons and Energy EBIT for the first quarter of 2005 was $0, compared with a loss of $1 million in the same period of last year.

UNALLOCATED AND OTHER

        Included in the results for Unallocated and Other are:

  •
  expenses related to Dow Ventures,

  •
  asbestos-related defense and resolution costs,

  •
  overhead and other cost recovery variances not allocated to the operating segments,

  •
  results of insurance operations,

  •
  gains and losses on sales of financial assets,

  •
  foreign exchange hedging results, and

  •
  Dow's share of the earnings/losses of Dow Corning.

        EBIT for the first quarter of 2005 was a loss of $320 million compared with a loss of $172 million for the first quarter of 2004. While equity earnings improved versus the first quarter of last year (due to improved results from Dow Corning and the absence of the equity losses of Cargill Dow), results for the first quarter of 2005 were reduced by higher performance-based compensation expense of approximately $150 million and higher expense of approximately $20 million related to the allowance for doubtful receivables. EBIT for the first quarter of 2004 included the unfavorable impact from a loss on the sale of assets of $30 million.

	Three Months Ended March 31, 2005
Sales Volume and Price by Operating Segment and Geographic Area
Percentage change from prior year
	Volume	Price	Total
Operating segments
Performance Plastics	1%	25%	26%
Performance Chemicals	—	25	25
Agricultural Sciences	3	4	7
Plastics	(1)	36	35
Chemicals	(14)	30	16
Hydrocarbons and Energy	9	26	35

Total	(1)%	26%	25%

Geographic area sales
United States	1%	25%	26%
Europe	1	28	29
Rest of World	(5)	25	20

Total	(1)%	26%	25%

OUTLOOK

        While the Company expects the industrial recovery to continue, there is some risk that the continuation of high energy prices will dampen economic growth. Continued global GDP growth should drive higher demand for the chemical industry. However, the pattern of improvement will not necessarily be steady from quarter to quarter; past industry cycles have shown variation in quarterly growth rates. Continued volatility in feedstock and energy costs adds uncertainty to the profit outlook.

        For the second quarter of 2005, average selling prices are expected to be slightly higher than first quarter prices, with the full implementation of announced price increases. The rate of increase, however, will vary by business. The Company expects to see moderate demand growth from first quarter levels, with stronger growth in seasonal industries such as building and construction and agricultural products. If normal economic growth is sustained, and Dow assumes it will be, volume growth is expected to continue through the remainder of the year and, for the full year, the Company expects to see growth rates of between 2 and 5 percent. Purchased feedstock and energy costs are expected to remain highly volatile and to increase from the first quarter to the second quarter, perhaps by as much as $500 million. While this will present a margin challenge to some businesses, the Company expects the challenge to be temporary.

        Dow will continue to focus on cost control and maintain its discipline around margin management in order to restore margins to reinvestment levels across its business portfolio. The Company expects to continue to see year-over-year earnings improvements through 2005 and further earnings growth in 2006.

CHANGES IN FINANCIAL CONDITION

        The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	March 31, 2005	March 31, 2004
Cash provided by (used in):
Operating activities	$1,074	$95
Investing activities	(597)	(398)
Financing activities	(136)	(163)
Effect of exchange rate changes on cash	(92)	—

Net change in cash and cash equivalents	$249	$(466)

        Due to improved earnings year over year, cash provided by operating activities increased significantly in the first quarter of 2005 versus the same period last year, despite an increase in working capital requirements.

        Cash used in investing activities in the first quarter of 2005 increased versus the same period last year primarily due to increases in investments in consolidated companies (including $98 million for the remaining 28 percent of PBBPolisur), investments in nonconsolidated affiliates (including $170 million paid to Cargill Dow, see Note D to the Consolidated Financial Statements) and capital spending. In the first quarter of 2004, cash was used to acquire the acrylates business of Celanese AG.

        Cash used in financing activities in the first quarter of 2005 declined versus the same period of last year principally due to net lower payments to reduce short-term debt and increased proceeds from sales of common stock (related to the exercise of stock options and the Employees' Stock Purchase Plan).

        The following tables present working capital, total debt and certain balance sheet ratios at March 31, 2005 and December 31, 2004:

Working Capital
In millions	March 31, 2005	Dec. 31, 2004
Current assets	$16,799	$15,890
Current liabilities	10,395	10,506

Working capital	$6,404	$5,384

Current ratio	1.62:1	1.51:1
Days-sales-outstanding-in-receivables	41	40
Days-sales-in-inventory	60	57

Total Debt
In millions	March 31, 2005	Dec. 31, 2004
Notes payable	$122	$104
Long-term debt due within one year	1,455	861
Long-term debt	10,876	11,629

Gross debt	$12,453	$12,594

Cash and cash equivalents	$3,357	$3,108
Marketable securities and interest-bearing deposits	44	84

Net debt	$9,052	$9,402

Gross debt as a percent of total capitalization	45.8%	47.9%
Net debt as a percent of total capitalization	38.1%	40.7%

        As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At March 31, 2005, there were no commercial paper borrowings outstanding. In the event Dow is unable to access these short-term markets, due to a systemic disruption or other extraordinary events, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.25 billion 364-day revolving credit facility, which matures in April 2006, and a $1.75 billion 5-year revolving credit facility, which matures in April 2009.

        At March 31, 2005, the Company had $3,455 million of SEC-registered securities available for issuance under U.S. shelf registrations, as well as Euro 1.5 billion (approximately $1.9 billion) available for issuance under the Company's Euro Medium Term Note Program.

        In April 2005, the Company exercised an early redemption option on $500 million of 5.75 percent notes due November 15, 2009. Redemption of the notes is scheduled for May 24, 2005. As such, the notes were reclassified to "Long-term debt due within one year" at March 31, 2005.

Contractual Obligations

        The following table summarizes the Company's contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2004. Additional information related to these obligations can be found in Notes K, L, M, N and T to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Contractual Obligations at December 31, 2004	Payments Due by Year
In millions	2005	2006	2007	2008	2009	2010 and beyond	Total
Long-term debt—current and noncurrent (1)	$861	$1,480	$1,362	$587	$1,300	$6,900	$12,490
Deferred income tax liabilities—noncurrent (2)	—	—	—	—	—	1,301	1,301
Pension and other postretirement benefits	383	440	566	680	537	1,541	4,147
Other noncurrent obligations (3)	274	192	178	123	82	3,902	4,751
Other contractual obligations:
Minimum operating lease commitments	293	218	148	130	119	218	1,126
Purchase commitments—take or pay and throughput obligations	2,120	1,966	1,695	1,482	1,288	5,781	14,332
Purchase commitments—other (4)	197	52	44	39	10	103	445
Expected cash requirements for interest	735	699	634	566	521	5,306	8,461

Total	$4,863	$5,047	$4,627	$3,607	$3,857	$25,052	$47,053

(1)
Capital lease obligations of $46 million are included in "2010 and beyond." The amount for 2005 does not include the April 2005 exercise of an early redemption option on $500 million of notes, discussed above.

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

        The Company also had outstanding guarantees at March 31, 2005. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note G to the Consolidated Financial Statements.

Dividends

        On April 29, 2005, the Company paid a quarterly dividend of $0.335 per share to stockholders of record on March 31, 2005. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 93-year period, Dow has increased the amount of the quarterly dividend 45 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

OTHER MATTERS

Accounting Changes

        See Note B to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Following are the Company's critical accounting policies impacted by judgments, assumptions and estimates:

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

          At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions used in the most recent ARPC study to determine whether the accrual continues to be appropriate. Based on Union Carbide's review of 2005 activity, Union Carbide determined that no change to the accrual was required at March 31, 2005.

          Union Carbide's asbestos-related liability for pending and future claims was $1.6 billion at March 31, 2005 and December 31, 2004. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $636 million at March 31, 2005 and $712 million at December 31, 2004. In addition, Union Carbide had receivables for insurance recoveries of $500 million at March 31, 2005 and $491 million at December 31, 2004, for defense and resolution costs.

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

  Environmental Matters

          The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The Company had accrued obligations of $380 million at December 31, 2004, for environmental remediation and restoration costs, including $45 million for the remediation of Superfund sites. At March 31, 2005, the Company had accrued obligations of $381 million for environmental remediation and restoration costs, including $43 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note G to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

  Pension and Other Postretirement Benefits

          The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2004, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note M to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent approximately 75 percent of the Company's pension plan assets and obligations. The information that follows relates to the U.S. plans only; a similar approach is used for the Company's non-U.S. plans.

          The Company determined the expected long-term rate of return on assets by performing a bottom-up analysis of historical and expected returns based on the strategic asset allocation approved by the Finance Committee of the Board of Directors and the underlying return fundamentals of each asset class. The Company's historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets are also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2004 was 9 percent. This assumption was reduced to 8.75 percent for determining 2005 net periodic pension expense. The Company's historical actual return averaged 11 percent for the ten-year period ended December 31, 2004. The actual rate of return in 2004 was 12 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans. A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2005 by approximately $24 million.

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

          At March 31, 2005, the Company had a net deferred tax asset balance of $2.9 billion ($3.2 billion at December 31, 2004), after valuation allowances of $192 million ($165 million at December 31, 2004).

          In evaluating the ability to realize the deferred tax assets, the Company relies principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

          At December 31, 2004, the Company had deferred tax assets for tax loss and tax credit carryforwards of $2.5 billion, $133 million of which is subject to expiration in the years 2005-2009. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $6 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2005-2009 is approximately $459 million.

          The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. At March 31, 2005, the Company had a tax contingency reserve for both domestic and foreign issues of $760 million ($748 million at December 31, 2004).

          For additional information, see Note T to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including Union Carbide and Amchem, increased in 2001, 2002 and the first half of 2003. Since then, the rate of filing has significantly abated. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem for the three months ended March 31, 2005 and 2004:

	2005	2004
Claims unresolved at January 1	203,416	193,891
Claims filed	10,084	12,034
Claims settled, dismissed or otherwise resolved	(14,818)	(7,688)

Claims unresolved at March 31	198,682	198,237
Claimants with claims against both Union Carbide and Amchem	68,278	68,198

Individual claimants at March 31	130,404	130,039

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

        The resulting study completed by ARPC in January 2005 stated that the undiscounted cost to Union Carbide of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, Union Carbide's recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide's recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

        Based on ARPC's January 2003 and January 2005 studies, Union Carbide's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004.

        At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the most recent ARPC study to determine whether the accrual continues to be appropriate. Based on Union Carbide's review of 2005 activity, Union Carbide determined that no change to the accrual was required at March 31, 2005.

        Union Carbide's asbestos-related liability for pending and future claims was $1.6 billion at March 31, 2005 and December 31, 2004. At March 31, 2005, approximately 38 percent of the recorded liability related to pending claims and approximately 62 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

Defense and Resolution Costs

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs at March 31 In millions	2005	2004
Defense costs for the period	$18	$24
Aggregate defense costs to date	362	282
Resolution costs for the period	67	59
Aggregate resolution costs to date	993	685

        The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

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

        Union Carbide's receivable for insurance recoveries related to its asbestos liability was $636 million at March 31, 2005 and $712 million at December 31, 2004. At March 31, 2005, $463 million ($464 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers In millions	March 31, 2005	December 31, 2004
Receivables for defense costs	$90	$85
Receivables for resolution costs	410	406

Total	$500	$491

        Union Carbide's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, Union Carbide increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce Union Carbide's insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on Union Carbide's results of operations for defense costs was the amount of those costs not covered by insurance. Since Union Carbide expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $18 million in the first quarter of 2005 and $25 million in the first quarter of 2004, and was reflected in "Cost of sales."

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
PART I—FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

        Dow uses value at risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation movement in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. The year-end VAR and average daily VAR for the aggregate of non-trading and trading positions for 2004 and 2003 are shown below:

Total Daily VAR at December 31*	2004		2003
In millions
	Year-end	Average	Year-end	Average
Foreign exchange	$2	$2	$1	$2
Interest rate	80	87	109	108
Equity exposures, net of hedges	1	2	2	2
Commodities	26	29	12	14

*
Using a 95 percent confidence level

        Since December 31, 2004, there have been no material changes in the Company's risk management policies. In the first quarter of 2005, the Company's daily VAR for the aggregate of non-trading and trading positions declined from a total year-end VAR of $109 million to a total of $87 million at March 31, 2005. The decline was primarily the result of a decline in the commodities VAR from a year-end VAR of $26 million to $7 million at March 31, 2005, due to changes in the Company's hedging strategies.

        For further disclosure regarding market risk, see Note I to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Dow Chemical Company and Subsidiaries
PART I—FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 1. LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

        No material developments regarding this matter occurred during the first quarter of 2005. For a summary of the history and current status of this matter, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation; and Note G to the Consolidated Financial Statements.

Environmental Matters

        On July 8, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Letter of Violation alleging that Dow AgroSciences LLC ("DAS"), an indirect wholly owned subsidiary of the Company, had violated certain provisions of its Renewable Operating Air Permit at its Harbor Beach, Michigan, facility. Pursuant to a Consent Order for which the public comment period ended on March 21, 2005, DAS has agreed to pay a settlement of $75,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On August 3, 1999, the Board of Directors terminated its 1997 authorization which allowed the Company to repurchase shares of Dow common stock. Since that time, the only shares purchased by the Company are those shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of stock grants. For information regarding the Company's stock option plans, see Note O to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 6. EXHIBITS.

        See the Exhibit Index on page 39 of this Quarterly Report on Form 10-Q for exhibits filed with this report or incorporated by reference.

The Dow Chemical Company and Subsidiaries
Trademark Listing

        The following trademark of The Dow Chemical Company appears in this report:

    METHOCEL

        The following trademark of Ashland, Inc. appears in this report:

    DERAKANE

        The following trademarks of DuPont Dow Elastomers L.L.C. appear in this report:

    ENGAGE, NORDEL, TYRIN

        The following trademark of Hampshire Chemical Corp. appears in this report:

    HAMPOSYL

        The following trademark of Union Carbide Corporation appears in this report:

    CELLOSIZE

The Dow Chemical Company and Subsidiaries
Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY Registrant

Date: May 2, 2005

/s/ FRANK H. BROD Frank H. Brod Corporate Vice President and Controller

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
10(n)	A copy of a resolution adopted by the Board of Directors of The Dow Chemical Company on May 5, 1971, and most recently amended on July 9, 1998, describing the employee compensation program for decelerating Directors, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1998; as amended, re-adopted in full and restated on March 21, 2003, incorporated by reference to Exhibit 10(n) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2003; as amended, re-adopted in full and restated on February 10, 2005.
23	Analysis, Research & Planning Corporation's Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

The Dow Chemical Company Table of Contents
  PART I—FINANCIAL INFORMATION Item 1. Financial Statements.
The Dow Chemical Company and Subsidiaries Consolidated Statements of Income
The Dow Chemical Company and Subsidiaries Consolidated Balance Sheets
The Dow Chemical Company and Subsidiaries Consolidated Statements of Cash Flows
The Dow Chemical Company and Subsidiaries Consolidated Statements of Comprehensive Income
The Dow Chemical Company and Subsidiaries PART I—FINANCIAL INFORMATION, Item 1. Financial Statements. Notes to the Consolidated Financial Statements
The Dow Chemical Company and Subsidiaries PART I — FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
The Dow Chemical Company and Subsidiaries PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  ITEM 6. EXHIBITS.
The Dow Chemical Company and Subsidiaries Trademark Listing
The Dow Chemical Company and Subsidiaries Signature
The Dow Chemical Company and Subsidiaries Exhibit Index