Form 10-Q
period 2005-06-30
DOW CHEMICAL CO /DE/
filed 2005-08-02
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Class	Outstanding at June 30, 2005
Common Stock, par value $2.50 per share	964,587,326 shares

The Dow Chemical Company
Table of Contents

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Sales	$11,450	$9,844	$23,129	$19,153

Cost of sales	9,300	8,345	18,637	16,252
Research and development expenses	271	262	526	513
Selling, general and administrative expenses	383	347	774	710
Amortization of intangibles	13	16	27	45
Restructuring net gain	—	20	—	20
Equity in earnings of nonconsolidated affiliates	224	254	499	394
Sundry income (expense) — net	57	13	139	(15)
Interest income	27	21	56	39
Interest expense and amortization of debt discount	188	182	375	368

Income before Income Taxes and Minority Interests	1,603	1,000	3,484	1,703

Provision for income taxes	317	284	825	488
Minority interests' share in income	21	31	41	61

Net Income Available for Common Stockholders	$1,265	$685	$2,618	$1,154

Share Data
Earnings per common share—basic	$1.31	$0.73	$2.73	$1.23
Earnings per common share—diluted	$1.30	$0.72	$2.69	$1.22
Common stock dividends declared per share of common stock	$0.335	$0.335	$0.67	$0.67
Weighted-average common shares outstanding—basic	964.1	938.0	960.5	934.9
Weighted-average common shares outstanding—diluted	976.2	947.9	974.7	945.8

Depreciation	$451	$458	$924	$920

Capital Expenditures	$364	$329	$650	$530

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2005	Dec. 31, 2004
Assets
Current Assets
Cash and cash equivalents	$3,162	$3,108
Marketable securities and interest-bearing deposits	39	84
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2005: $167; 2004: $136)	4,758	4,753
Other	2,526	2,604
Inventories	5,203	4,957
Deferred income tax assets—current	385	384

Total current assets	16,073	15,890

Investments
Investment in nonconsolidated affiliates	2,166	2,698
Other investments	2,201	2,141
Noncurrent receivables	169	189

Total investments	4,536	5,028

Property
Property	41,177	41,898
Less accumulated depreciation	27,769	28,070

Net property	13,408	13,828

Other Assets
Goodwill	3,140	3,152
Other intangible assets (net of accumulated amortization—2005: $533; 2004: $507)	493	535
Deferred income tax assets—noncurrent	4,043	4,369
Asbestos-related insurance receivables—noncurrent	901	1,028
Deferred charges and other assets	2,293	2,055

Total other assets	10,870	11,139

Total Assets	$44,887	$45,885

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$133	$104
Long-term debt due within one year	1,235	861
Accounts payable:
Trade	3,409	3,701
Other	1,551	2,194
Income taxes payable	358	419
Deferred income tax liabilities—current	390	205
Dividends payable	346	342
Accrued and other current liabilities	2,144	2,680

Total current liabilities	9,566	10,506

Long-Term Debt	10,023	11,629

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	1,318	1,301
Pension and other postretirement benefits—noncurrent	3,908	3,979
Asbestos-related liabilities—noncurrent	1,452	1,549
Other noncurrent obligations	3,243	3,202

Total other noncurrent liabilities	9,921	10,031

Minority Interest in Subsidiaries	334	449

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	507	274
Unearned ESOP shares	(4)	(12)
Retained earnings	13,479	11,527
Accumulated other comprehensive loss	(1,757)	(977)
Treasury stock at cost	(635)	(995)

Net stockholders' equity	14,043	12,270

Total Liabilities and Stockholders' Equity	$44,887	$45,885

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

		Six Months Ended
In millions (Unaudited)		June 30, 2005	June 30, 2004
Operating Activities	Net Income Available for Common Stockholders	$2,618	$1,154
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	1,010	1,016
	Provision for deferred income tax	292	219
	Earnings/losses of nonconsolidated affiliates in excess of dividends received	(147)	(236)
	Minority interests' share in income	41	61
	(Gain) loss on sales of investments, net	3	(13)
	Gain on sales of property and businesses, net	(46)	(11)
	Other (gain) loss, net	(8)	62
	Gain on sales of ownership interest in nonconsolidated affiliates	(101)	(17)
	Net gain on asset divestitures related to formation of nonconsolidated affiliates	—	(563)
	Restructuring charges	—	496
	Tax benefit—nonqualified stock option exercises	64	41
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	137	(893)
	Inventories	(369)	(336)
	Accounts payable	(711)	584
	Other assets and liabilities	(341)	(845)

	Cash provided by operating activities	2,442	719

Investing Activities	Capital expenditures	(650)	(530)
	Proceeds from sales of property and businesses	55	27
	Acquisition of business	—	(149)
	Investments in consolidated companies	(105)	—
	Investments in nonconsolidated affiliates	(208)	(56)
	Distributions from nonconsolidated affiliates	41	3
	Proceeds from sales of nonconsolidated affiliates	87	33
	Proceeds from asset divestitures related to formation of nonconsolidated affiliates	—	845
	Purchases of investments	(475)	(898)
	Proceeds from sales and maturities of investments	400	806

	Cash provided by (used in) investing activities	(855)	81

Financing Activities	Changes in short-term notes payable	20	(100)
	Payments on long-term debt	(913)	(1,075)
	Proceeds from issuance of long-term debt	4	618
	Purchases of treasury stock	(33)	(7)
	Proceeds from sales of common stock	295	325
	Distributions to minority interests	(36)	(32)
	Dividends paid to stockholders	(641)	(623)

	Cash used in financing activities	(1,304)	(894)

Effect of Exchange Rate Changes on Cash		(229)	(4)

Summary	Increase (Decrease) in cash and cash equivalents	54	(98)
	Cash and cash equivalents at beginning of year	3,108	2,392

	Cash and cash equivalents at end of period	$3,162	$2,294

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Income Available for Common Stockholders	$1,265	$685	$2,618	$1,154

Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	12	(34)	(14)	(24)
Translation adjustments	(418)	(81)	(809)	(223)
Minimum pension liability adjustments	4	(17)	11	(16)
Net gains (losses) on cash flow hedging derivative instruments	(10)	35	32	28

Total other comprehensive loss	(412)	(97)	(780)	(235)

Comprehensive Income	$853	$588	$1,838	$919

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART I—FINANCIAL INFORMATION, Item 1. Financial Statements.
Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A—CONSOLIDATED FINANCIAL STATEMENTS

        The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries ("Dow" or the "Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended		Six Months Ended
In millions	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported	$1,265	$685	$2,618	$1,154
Add: Stock-based compensation expense included in reported net income, net of tax	49	29	174	52
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(33)	(34)	(143)	(61)

Pro forma net income	$1,281	$680	$2,649	$1,145

Earnings per share (in dollars):
Basic—as reported	$1.31	$0.73	$2.73	$1.23
Basic—pro forma	1.33	0.72	2.76	1.22
Diluted—as reported	1.30	0.72	2.69	1.22
Diluted—pro forma	1.31	0.72	2.72	1.21

        In December 2004, the FASB issued revised SFAS No. 123 ("SFAS No. 123R"), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. On April 14, 2005, the U.S. Securities and Exchange Commission (the "SEC") announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that begins after June 15, 2005, which is January 1, 2006 for the Company. Dow is currently evaluating the impact of adopting this statement.

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

        In May 2005, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 00-19-1, "Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation." The FSP clarifies that, for freestanding financial instruments originally issued as employee compensation, a requirement to deliver registered shares, in and of itself, will not result in liability classification. The guidance in this FSP will be applied in accordance with the effective date and transition provisions of SFAS No. 123R.

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

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has determined that its practices are consistent with the guidance of this statement; therefore, the adoption of SFAS No. 153 on July 1, 2005, will have no impact on the Company's consolidated financial statements.

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

        In December 2004, the FASB issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the "Act") introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In May 2005, tax authorities released the clarifying language necessary to enable the Company to finalize its plan for the repatriation and reinvestment of foreign earnings subject to the requirements of the Act, resulting in a credit of $113 million to "Provision for income taxes" in the second quarter of 2005.

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

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods' financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006.

NOTE C—RESTRUCTURING

2004 Restructuring

        In the second quarter of 2004, the Company recorded a pretax net gain of $20 million related to restructuring activities. The net gain included gains totaling $563 million related to the divestitures of assets in conjunction with the formation of two new joint ventures (see Note D for information regarding the divestitures); asset impairments of $99 million related to the future sale or shutdown of facilities (see Note F for disclosures related to asset impairments); the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"); and employee-related restructuring charges of $296 million. The net impact of the transactions is shown as "Restructuring net gain" in the consolidated statements of income. Additional information regarding these activities is included below.

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

        As of June 30, 2005, severance of $211 million related to this restructuring had been paid to 2,439 former employees. In the second quarter of 2005, the severance accrual was reduced by $9 million (reflected in "Cost of sales") due to the redeployment of approximately 65 employees, leaving an accrual of $5 million for employees who will end their employment with Dow in the second half of 2005, and bringing the 2004 employee-related restructuring program to a close.

NOTE D—DIVESTITURES

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

NOTE E—INVENTORIES

        The following table provides a breakdown of inventories at June 30, 2005 and December 31, 2004:

Inventories In millions	June 30, 2005	Dec. 31, 2004
Finished goods	$2,964	$2,989
Work in process	1,203	889
Raw materials	562	605
Supplies	474	474

Total inventories	$5,203	$4,957

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $903 million at June 30, 2005 and $807 million at December 31, 2004.

NOTE F—IMPAIRMENT OF LONG-LIVED ASSETS

        In the first quarter of 2004, Dow continued to evaluate non-strategic and under-performing assets, and management made decisions regarding the disposition of certain of the Company's assets. These decisions resulted in charges totaling $39 million. The two largest items were related to a manufacturing facility for the production of polyols and propylene glycol in Priolo, Italy, and a manufacturing facility for the production of HAMPOSYL™ surfactants in Nashua, New Hampshire.

  •
  On April 1, 2004, the Company announced the permanent closure of the Priolo plant; therefore, in the first quarter of 2004, the net book value of $22 million was written down with a charge to "Cost of sales" in the Performance Plastics segment.

  •
  In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL™ surfactants (manufactured by Hampshire Chemical Corp. ["Hampshire Chemical"], a wholly owned subsidiary of the Company) and, as a result, wrote down the net book value of the assets of $9 million against "Cost of sales" in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; demolition is underway and is expected to be completed in 2005. See Note G regarding a related write-off of goodwill.

        In the second quarter of 2004, the Company recorded asset impairments totaling $99 million, included in "Restructuring net gain" in the consolidated statements of income, related to the future sale or shutdown of facilities as follows (see Note C):

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

  •
  In the second quarter of 2004, the Company recorded asset impairments totaling $39 million for the second quarter shutdown of a latex manufacturing facility ($8 million), the pending sale of a marine terminal ($10 million) and the results of a cash flow analysis of a Specialty Polymers business ($21 million). The impairments resulted in charges against the Performance Chemicals segment of $29 million and Unallocated and Other of $10 million. The sale of the marine terminal was completed in the third quarter of 2004. The Company expects to sell the line of business in Specialty Polymers in the third quarter of 2005. See Note G regarding a goodwill write-off associated with the Specialty Polymers line of business.

NOTE G—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table shows changes in the carrying amount of goodwill for the six months ended June 30, 2005, by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at December 31, 2004	$913	$750	$1,320	$106	$63	$3,152

Negative goodwill related to acquisition of remaining 28% interest in PBBPolisur S.A.	—	—	—	(12)	—	(12)

Goodwill at June 30, 2005	$913	$750	$1,320	$94	$63	$3,140

        In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL™ surfactants manufactured by Hampshire Chemical, following a period of time during which the Specialty Chemicals business had experienced a significant decline in sales of these surfactants. The Company's efforts to reach an acceptable agreement to sell this line of business were unsuccessful. As a result of the decision to discontinue production, the Company wrote off goodwill of $13 million (included in "Amortization of intangibles") associated with this line of business in the Performance Chemicals segment. See Note F regarding a related write-down of assets. The manufacturing facility was shut down in the third quarter of 2004; demolition is underway and is expected to be completed in 2005.

        In the second quarter of 2004, the Company wrote off goodwill of $18 million (included in "Restructuring net gain") associated with the Specialty Polymers business (Performance Chemicals segment), following the completion of an impairment calculation related to a continued decline in the sales of a line of products manufactured by Hampshire Chemical. See Notes C and F for additional information.

        The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets	At June 30, 2005			At December 31, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$281	$(143)	$138	$289	$(138)	$151
Patents	153	(100)	53	154	(95)	59
Software	350	(203)	147	352	(193)	159
Trademarks	138	(34)	104	139	(31)	108
Other	104	(53)	51	108	(50)	58

Total	$1,026	$(533)	$493	$1,042	$(507)	$535

        Amortization expense for other intangible assets (not including software) was $13 million in the second quarter of 2005, compared with $16 million in the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $27 million, compared with $32 million for the first six months of 2004. Amortization expense for software, which is included in "Cost of sales," totaled $11 million in the second quarter of 2005 and $9 million in the second quarter of 2004. Year to date, amortization expense for software was $22 million, compared with $17 million for the first six months of 2004. Total estimated amortization expense for 2005 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2005	$96
2006	89
2007	79
2008	75
2009	30
2010	22

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES

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

        As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company's share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At June 30, 2005, no draws had been taken against the credit facility.

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

Environmental Matters

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $380 million at December 31, 2004, for environmental remediation and restoration costs, including $45 million for the remediation of Superfund sites. At June 30, 2005, the Company had accrued obligations of $373 million for environmental remediation and restoration costs, including $44 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

        On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License (the "License") to the Company's Midland, Michigan manufacturing site (the "Midland site"), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for review and approval by the MDEQ. Scope of Work documents were submitted to the MDEQ and were the subject of public comment. On December 12, 2003, the MDEQ provided its formal response to the Company's August 11, 2003 Scope of Work documents in the form of a Notice of Deficiency (the "Notice") that required the Company to respond to the Notice by February 17, 2004. The Company submitted revised Scope of Work documents on February 17, 2004. Continuing discussions between the Company and the MDEQ regarding how to proceed with off-site corrective action under the License resulted in the execution of the Framework for an Agreement Between the State of Michigan and The Dow Chemical Company (the "Framework") on January 20, 2005. The Framework commits the Company to take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River, conduct certain studies, and propose a remedial investigation work plan by the end of 2005. The interim remedial actions required by the Framework are currently underway. The Framework also contemplates that the Company, the State of Michigan and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. At the end of 2004, the Company had an accrual for off-site corrective action of $12 million (included in the total accrued obligation of $380 million at December 31, 2004) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At June 30, 2005, the accrual for off-site corrective action was $12 million (included in the total accrued obligation of $373 million at June 30, 2005).

        It is the opinion of the Company's management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Company's consolidated financial statements.

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

  •
  The average resolution value for pending and future claims will be equivalent to those experienced during 2003 and 2004 (excluding settlements from closed claims filed in Madison County, Illinois with respect to future claims, as changes in the judicial environment in Madison County caused the historical experience of claims in that jurisdiction to not be predictive of results for future claims).

        The resulting study completed by ARPC in January 2005 stated that the undiscounted cost to Union Carbide of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, Union Carbide's recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide's recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC's studies, Union Carbide's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004.

        Based on Union Carbide's review of 2005 activity, Union Carbide determined that no change to the accrual was required at June 30, 2005.

        Union Carbide's asbestos-related liability for pending and future claims was $1.5 billion at June 30, 2005 and $1.6 billion at December 31, 2004. At June 30, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

        At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The Wellington Agreement and other agreements with insurers are designed to facilitate an orderly resolution and collection of Union Carbide's insurance policies and to resolve issues that the insurance carriers may raise.

        Union Carbide's receivable for insurance recoveries related to its asbestos liability was $590 million at June 30, 2005 and $712 million at December 31, 2004. At June 30, 2005, $453 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers In millions	June 30, 2005	Dec. 31, 2004
Receivables for defense costs	$91	$85
Receivables for resolution costs	368	406

Total	$459	$491

        Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the second quarter of 2005 ($48 million in the second quarter of 2004) and $32 million in the first six months of 2005 ($73 million in the first six months of 2004), and was reflected in "Cost of sales."

        In September 2003, Union Carbide filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the "West Virginia action") and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the "New York action"). Through the second quarter of 2005, Union Carbide reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Synthetic Rubber Industry Matters

        In 2003, the U.S., Canadian and European competition authorities initiated separate investigations into alleged anticompetitive behavior by certain participants in the synthetic rubber industry. DuPont Dow Elastomers L.L.C. ("DDE"), a 50:50 joint venture with E.I. du Pont de Nemours and Company ("DuPont"), and certain subsidiaries of the Company (but as to the investigation in Europe only) have responded, or are in the process of responding, to requests for documents and are otherwise cooperating in the investigations. Separately, related civil actions have been filed in various U.S. federal and state courts. Certain of these actions have named the Company.

        On April 8, 2004, DuPont issued a press release stating that DuPont and the Company had entered into a series of agreements that, among other things: enabled DuPont to direct DDE's response to these investigations and related litigation; resulted in DuPont funding 100 percent of any potential DDE liabilities and costs up to $150 million, with DuPont also funding more than 75 percent of the excess, if any; and granted the Company the option to acquire certain DDE assets in a cashless transaction which, if exercised, would obligate DuPont to acquire the Company's remaining equity interest in DDE. DuPont concurrently announced on April 8, 2004, that it was taking a charge of $150 million related to anticipated expenses. On January 19, 2005, the U.S. Department of Justice announced that DDE had agreed to plead guilty to one count of price fixing in the polychloroprene industry and accept a fine of $84 million. Also on January 19, 2005, DuPont announced that it was taking an additional charge of $118 million. On March 31, 2005, the U.S. Federal District Court (N.D. California) accepted the proposed plea arrangement. Based on the Company's agreement with DuPont, the Company expects that its responsibility with respect to these DDE liabilities will not be material.

        Additionally, on January 3, 2005, the Company and DuPont announced that the Company had exercised its option to acquire certain assets relating to ethylene elastomers and chlorinated elastomers from DDE, including ENGAGE™, NORDEL™ and TYRIN™ elastomers, through an equity redemption transaction involving the Company's equity interest in DDE. As a result of this option exercise, DuPont purchased the Company's remaining equity interest in DDE for $87 million; the dissolution of the joint venture was completed on June 30, 2005. As a result of this transaction, the Company decreased its investment in nonconsolidated affiliates and recorded $324 million in net property, $122 million in inventories, and $48 million in other net assets.

        On June 10, 2005, the Company received a Statement of Objections from the European Commission stating that it believed that the Company and certain subsidiaries of the Company, together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws. It is expected that the European Commission will seek to impose a fine on the Company, the amount of which will be calculated taking into account the gravity of the violation, the role played by the participants, the duration of their participation and their importance in the synthetic rubber industry.

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

Guarantees

        Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company's guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to 14 years, and trade financing transactions in Latin America, which typically expire within one year of inception.

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

        The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2005 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$333	$55
Residual value guarantees	2015	1,336	6

Total guarantees		$1,669	$61

Guarantees at December 31, 2004 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2018	$729	$202
Residual value guarantees	2015	1,342	4

Total guarantees		$2,071	$206

        In January 2005, the Company contributed $170 million to Cargill Dow, a 50:50 joint venture, and obtained a release from its commitments with respect to Cargill Dow's debt obligations. On January 31, 2005, Dow transferred its 50 percent interest in Cargill Dow to Cargill. See Note C for additional information.

NOTE I—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans

	Three Months Ended		Six Months Ended
In millions	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Defined Benefit Pension Plans:
Service cost	$72	$66	$144	$132
Interest cost	204	199	409	399
Expected return on plan assets	(265)	(268)	(531)	(537)
Amortization of prior service cost	6	5	12	11
Amortization of net loss	28	6	57	13
Special termination/curtailment cost	—	40	—	40

Net periodic benefit cost	$45	$48	$91	$58

Other Postretirement Benefits:
Service cost	$6	$6	$12	$12
Interest cost	31	33	62	66
Expected return on plan assets	(7)	(6)	(14)	(12)
Amortization of prior service credit	(2)	(3)	(4)	(6)
Amortization of net loss	3	2	6	4
Special termination/curtailment cost	—	31	—	31

Net periodic benefit cost	$31	$63	$62	$95

Employer Contributions

Pension Plans

        The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Company's funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. In the second quarter of 2005, Dow revised its estimate regarding the amount that the Company expects to contribute to its pension plans in 2005. Dow now expects to contribute $700 million in 2005. Contributions of $436 million were made in the first six months of 2005.

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

        The Company funds most of the cost of these health care and life insurance benefits as incurred. As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2005. Consistent with that expectation, no contributions were made in the first half of 2005. Benefit payments to retirees under these plans are expected to be $205 million in 2005. Payments of $77 million were made in the first six months of 2005.

NOTE J—EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
In millions, except per share amounts
	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$1,265	$1,265	$685	$685

Weighted-average common shares outstanding	964.1	964.1	938.0	938.0
Add dilutive effect of stock options and awards	—	12.1	—	9.9

Weighted-average common shares for EPS calculations	964.1	976.2	938.0	947.9

Earnings per common share	$1.31	$1.30	$0.73	$0.72

Stock options excluded from EPS calculations(1)		5.8		5.4

Earnings Per Share Calculations

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
In millions, except per share amounts
	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$2,618	$2,618	$1,154	$1,154

Weighted-average common shares outstanding	960.5	960.5	934.9	934.9
Add dilutive effect of stock options and awards	—	14.2	—	10.9

Weighted-average common shares for EPS calculations	960.5	974.7	934.9	945.8

Earnings per common share	$2.73	$2.69	$1.23	$1.22

Stock options excluded from EPS calculations(1)		4.4		4.0

(1)
Outstanding options (in millions) to purchase shares of common stock that were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock for the period; the effect of including them would have been anti-dilutive.

NOTE K—OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Operating Segments and Geographic Areas

	Three Months Ended		Six Months Ended
In millions	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Operating segment sales
Performance Plastics	$2,796	$2,294	$5,528	$4,458
Performance Chemicals	1,938	1,624	3,910	3,200
Agricultural Sciences	1,031	1,029	2,020	1,953
Plastics	2,774	2,325	5,782	4,559
Chemicals	1,355	1,370	2,829	2,646
Hydrocarbons and Energy	1,468	1,127	2,902	2,186
Unallocated and Other	88	75	158	151

Total	$11,450	$9,844	$23,129	$19,153

Operating segment EBIT(1)
Performance Plastics	$436	$268	$914	$459
Performance Chemicals	343	113	737	255
Agricultural Sciences	238	271	497	502
Plastics	575	399	1,375	706
Chemicals	267	726	695	899
Hydrocarbons and Energy	—	—	—	(1)
Unallocated and Other	(95)	(616)	(415)	(788)

Total	$1,764	$1,161	$3,803	$2,032

Geographic area sales
United States	$4,368	$3,771	$8,745	$7,242
Europe	4,166	3,451	8,607	6,899
Rest of World	2,916	2,622	5,777	5,012

Total	$11,450	$9,844	$23,129	$19,153

(1)
The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income Available for Common Stockholders" is provided below:

	Three Months Ended		Six Months Ended
In millions	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
EBIT	$1,764	$1,161	$3,803	$2,032
+ Interest income	27	21	56	39
– Interest expense and amortization of debt discount	188	182	375	368
– Provision for income taxes	317	284	825	488
– Minority interests' share in income	21	31	41	61

Net Income Available for Common Stockholders	$1,265	$685	$2,618	$1,154

        Transfers of products between operating segments are generally valued at cost. Transfers of products to the Agricultural Sciences segment from the other segments, however, are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2005 and 2004 were immaterial.

The Dow Chemical Company and Subsidiaries
PART I—FINANCIAL INFORMATION, Item 2. Management's Discussion and
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

OVERVIEW

        The Company's management and employees continued to focus on financial discipline, lowering the total cost to serve customers and price/volume management, in order to further improve Dow's financial performance. This includes sustaining productivity improvements achieved in the past two years and continued discipline in capital spending. Progress toward these goals continued in the second quarter of 2005. Dow's results for the quarter included a 20 percent increase in selling prices over the second quarter of last year, which more than offset higher feedstock and energy costs, lower volume and a decline in equity earnings. The second quarter of 2005 was the tenth consecutive quarter in which the Company achieved some degree of margin restoration (i.e., higher selling prices absorbed increases in feedstock and energy costs to partially restore margins). This progress reflects Dow's continued focus on financial performance, as well as a strengthening in industry conditions. Capital spending was $364 million in the second quarter ($650 million year to date), consistent with the Company's plan to spend $1.5 billion in 2005. Dow's results for the three-month and six-month periods ending June 30, 2005 are discussed further in this section.

Selected Financial Data

	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Sales	$11,450	$9,844	$23,129	$19,153
Cost of sales	9,300	8,345	18,637	16,252
Percent of sales	81.2%	84.8%	80.6%	84.9%
Research and development, and selling, general and administrative expenses	654	609	1,300	1,223
Percent of sales	5.7%	6.2%	5.6%	6.4%
Effective tax rate	19.8%	28.4%	23.7%	28.7%
Net income available for common stockholders	$1,265	$685	$2,618	$1,154
Earnings per common share—basic	$1.31	$0.73	$2.73	$1.23
Earnings per common share—diluted	$1.30	$0.72	$2.69	$1.22
Operating rate percentage	83%	85%	85%	87%

RESULTS OF OPERATIONS

        Net sales for the second quarter of 2005 were $11.5 billion, up 16 percent from $9.8 billion in the second quarter of last year. Compared with the same quarter of last year, prices rose 20 percent, while volume declined 4 percent (see the Sales Volume and Price table at the end of the section entitled, "Segment Results"). Prices were up in all operating segments and all geographic areas due to improved industry fundamentals and the continuing increase in feedstock and energy costs. Volume was down in all operating segments except Hydrocarbons and Energy, which grew 7 percent. Compared with the second quarter of 2004, volume declined primarily due to divestitures completed by the Company in 2004. Excluding the mid-2004 divestiture of assets in conjunction with the formation of Equipolymers and MEGlobal (50:50 joint ventures with Petrochemical Industries Company ("PIC") of Kuwait), volume was flat for Plastics (versus a reported decline of 3 percent) and down 3 percent for Chemicals (versus a reported decline of 19 percent). In addition, volume in Performance Plastics was unfavorably impacted by the fourth quarter of 2004 sale of the DERAKANE™ epoxy vinyl ester resin business. Sales for the first six months of 2005 were $23.1 billion, up 21 percent from

$19.2 billion in the first half of last year. Compared with last year, prices were up 24 percent, while volume declined 3 percent.

        Gross margin for the second quarter of 2005 was $2.2 billion, compared with $1.5 billion in the second quarter of last year. Gross margin improved as higher selling prices of approximately $2.0 billion more than offset an increase of approximately $900 million in feedstock and energy costs, and the unfavorable impact of the decline in volume and lower operating rates. Year to date, gross margin was $4.5 billion, compared with $2.9 billion in the first six month of 2004.

        The Company's global plant operating rate for its chemicals and plastics businesses was 83 percent in the second quarter of 2005, compared with 85 percent in the second quarter of 2004. Approximately half of the decline in the Company's operating rate was due to the active management of inventory levels and half was due to planned maintenance turnarounds in the second quarter of 2005, including turnarounds in ethylene oxide/ethylene glycol, polyethylene, acrylates and the Hydrocarbons and Energy business. For the first half of 2005, Dow's global plant operating rate was 85 percent, down from 87 percent in the same period of 2004.

        Personnel count was 42,832 at June 30, 2005, down from 43,203 at December 31, 2004 and 45,855 at June 30, 2004. Headcount continued to decline as the Company remained focused on improving organizational efficiency and financial performance.

        Operating expenses (research and development, and selling, general and administrative expenses) were $654 million in the second quarter of 2005, up $45 million or 7 percent, from $609 million in the second quarter of last year. Selling, general and administrative ("SG&A") expenses were up $36 million, due in part to an increase in selling expenses for agricultural products, related to new product launches, and an increase in administrative expenses. Research and development ("R&D") expenses increased $9 million. Despite these increases, second quarter operating expenses remained low as a percent of net sales. For the first half of 2005, operating expenses totaled $1,300 million and were up $77 million or 6 percent from $1,223 million in the first half of 2004. The increase included higher R&D expenses of $13 million and higher SG&A expenses related in part to an increase of approximately $30 million in the allowance for doubtful receivables (reflecting the higher level of sales) in 2005.

        Amortization of intangibles was $13 million in the second quarter of 2005, compared with $16 million in the second quarter of last year. For the first two quarters of 2005, amortization of intangibles was $27 million, down from $45 million for the same period last year. Amortization of intangibles was higher in 2004 primarily due to the write-off of goodwill associated with Hampshire Chemical's manufacturing facility in Nashua, New Hampshire, that produced HAMPOSYL™ surfactants. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL™ surfactants and, as a result, wrote off goodwill of $13 million associated with this line of business in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; demolition is underway and is expected to be completed in 2005. See Notes F and G to the Consolidated Financial Statements for additional information.

        In the second quarter of 2004, the Company recorded a net pretax gain of $20 million related to restructuring activities. The net impact of these transactions, shown as "Restructuring net gain" in the consolidated statements of income, included gains totaling $563 million related to the divestiture of assets in conjunction with the formation of two new joint ventures, MEGlobal and Equipolymers; asset impairments of $99 million related to the future sale or shutdown of facilities; the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"), reflected in Unallocated and Other; and employee-related restructuring charges of $296 million, reflected in Unallocated and Other. The gain related to MEGlobal was $439 million and was reflected in the Chemicals segment. The gain related to Equipolymers was $124 million and was reflected in the Plastics segment. The employee-related restructuring charges included severance of $225 million for a workforce reduction of 2,455 people and curtailment costs of $71 million associated with Dow's defined benefit plans. For additional information, see Notes C, D, F and G to the Consolidated Financial Statements.

        Dow's share of the earnings of nonconsolidated affiliates was $224 million in the second quarter of 2005, compared with $254 million in the second quarter of last year. Despite stronger results from a number of the Company's joint ventures (including Dow Corning Corporation ("Dow Corning"), Siam Polyethylene Company Limited, and UOP LLC) and the absence of equity losses from Cargill Dow, equity earnings for the second quarter of 2005 were down from last year due to the favorable impact of the recognition of investment tax allowances by one of the Company's joint ventures in the second quarter of 2004. Equity earnings for the second quarter of 2005 were also impacted by unplanned outages at EQUATE Petrochemical Company K.S.C. ("EQUATE") and the OPTIMAL Group ("OPTIMAL"). On January 31, 2005, the Company exited Cargill Dow by transferring its 50 percent interest to the joint venture partner, Cargill, Incorporated (see Note C to the Consolidated Financial Statements). For the first six months of 2005, equity earnings were $499 million, compared with $394 million for the same period last year. In addition to the joint ventures previously mentioned, improved results were reported by EQUATE in the first half of 2005.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense)—net for the second quarter of 2005 was net income of $57 million compared with net income of $13 million in the second quarter of 2004. In the second quarter of 2005, net sundry income was reduced by a loss of $31 million associated with the early extinguishment of $845 million of debt. Year to date, sundry income (expense) was net income of $139 million compared with net expense of $15 million in the first half of 2004. Year to date, net sundry income included a $70 million pretax gain ($41 million reflected in the Chemicals segment; $29 million reflected in the Plastics segment) on the sale of a portion of Union Carbide's interest in EQUATE in the first quarter of 2005. In November 2004, Union Carbide sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer, which resulted in the first quarter gain and reduced Union Carbide's ownership interest from 45 percent to 42.5 percent. In 2004, net sundry expense included a loss of approximately $30 million on the sale of assets (reflected in Unallocated and Other).

        Net interest expense (interest expense less capitalized interest and interest income) was $161 million in the second quarter of 2005 and the second quarter of last year. Year to date, net interest expense was $319 million, down from $329 million in the first six months of 2004. Compared with last year, net interest expense declined primarily due to higher interest income, reflecting significantly higher levels of cash and cash equivalents.

        The effective tax rate for the second quarter was 19.8 percent, versus 28.4 percent for the second quarter of 2004. The effective tax rate for the first six months of the year was 23.7 percent, compared with 28.7 percent for the same period last year. In the second quarter of 2005, the Company finalized its plan for the repatriation of foreign earnings subject to the requirements of the American Jobs Creation Act of 2004 ("AJCA"), resulting in a credit to the "Provision for income taxes" of $113 million (see Note B to the Consolidated Financial Statements). Absent this credit, the effective tax rate for the second quarter would have been 26.8 percent; and the effective tax rate for the first six months of 2005 would have been 26.9 percent. The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. The effective tax rate for 2005 was lower than last year due to a higher percentage of foreign sourced income compared with 2004 and stronger earnings from a number of the Company's joint ventures. Since most of the earnings from nonconsolidated affiliates are taxed at the joint venture level, the impact of higher equity earnings has reduced Dow's overall effective tax rate.

        Minority interests' share of net income was $21 million in the second quarter of 2005, down from $31 million in the second quarter of last year. Year to date, minority interests' share of net income was $41 million, compared with $61 million in the first half of last year. During the first quarter of 2005, the Company purchased the remaining 28 percent of PBBPolisur S.A. for $98 million, resulting in the decline in minority interests' share of net income compared with 2004.

        Net income available for common stockholders was $1.3 billion or $1.30 per share for the second quarter of 2005, compared with $685 million or $0.72 per share for the second quarter of 2004. Net income for the first six months of 2005 was $2.6 billion or $2.69 per share, compared with $1.2 billion or $1.22 per share for the same period of 2004. The following tables summarize the impact of certain items (described previously in this section) recorded in the three-month and six-month periods ended June 30, 2005 and 2004:

	Pretax Impact(1)		Impact on Net Income(2)		Impact on EPS(3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Loss on early extinguishment of debt	$(31)	—	$(20)	—	$(0.02)	—
AJCA repatriation of foreign earnings	—	—	113	—	0.12	—
Employee-related restructuring charges	—	$(296)	—	$(200)	—	$(0.21)
Gains on divestitures of assets related to formation of MEGlobal and Equipolymers joint ventures	—	563	—	379	—	0.40
Asset impairments	—	(99)	—	(69)	—	(0.08)
Recognition of liability related to Cargill Dow loan guarantee	—	(148)	—	(93)	—	(0.10)

Total	$(31)	$20	$93	$17	$0.10	$0.01

	Pretax Impact(1)		Impact on Net Income(2)		Impact on EPS(3)
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Gain on sale of EQUATE shares	$70	—	$46	—	$0.05	—
Loss on early extinguishment of debt	(31)	—	(20)	—	(0.02)	—
AJCA repatriation of foreign earnings	—	—	113	—	0.12	—
Employee-related restructuring charges	—	$(296)	—	$(200)	—	$(0.21)
Gains on divestitures of assets related to formation of MEGlobal and Equipolymers joint ventures	—	563	—	379	—	0.40
Asset impairments	—	(99)	—	(69)	—	(0.08)
Recognition of liability related to Cargill Dow loan guarantee	—	(148)	—	(93)	—	(0.10)

Total	$39	$20	$139	$17	$0.15	$0.01

(1)
Impact on "Income before Income Taxes and Minority Interests"
(2)
Impact on "Net Income Available for Common Stockholders"
(3)
Impact on "Earnings per common share—diluted"

SEGMENT RESULTS

        The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. See Note K to the Consolidated Financial Statements for a reconciliation of EBIT to "Net Income Available for Common Stockholders."

PERFORMANCE PLASTICS

        Performance Plastics sales were $2,796 million for the second quarter of 2005, up 22 percent from $2,294 million in the second quarter of 2004. Compared with last year, prices rose 24 percent, while volume fell 2 percent, negatively impacted by the divestiture of the DERAKANE™ business in the fourth quarter of 2004. EBIT for the segment was $436 million in the second quarter, up from $268 million in the same period last year, as the impact of higher selling prices more than offset the higher cost of raw materials.

        Building and Construction sales for the second quarter of 2005 were up 13 percent from a year ago due to a 9 percent increase in prices and 4 percent higher volume. Sales of new homes in North America continued at a high level, supporting strong demand for building and construction products. Volume in Europe improved significantly due to strong growth in residential housing in Southern and Eastern Europe. Despite higher sales, EBIT was relatively flat versus the same quarter of 2004 due to higher raw material costs and higher research and selling expenses.

        Dow Automotive sales for the second quarter of 2005 were up 17 percent from a year ago, establishing a new quarterly sales record for the business. Compared with the second quarter of last year, prices rose 12 percent, while volume grew 5 percent. Volume grew more than the industry's increase in automotive production, driven by new applications of existing products and the introduction of new products. An increase in the production of cars for which Dow products are specified also influenced the increase in volume. EBIT for the business improved versus the second quarter of last year, as the impact of higher selling prices and volume more than offset an increase in raw material costs.

        Engineering Plastics sales for the quarter were up 31 percent versus the second quarter of 2004, reflecting a 30 percent increase in prices, driven by higher feedstock costs and tight industry supply/demand balances for polycarbonate, and a 1 percent growth in volume. Polycarbonate continued to improve significantly in both price and volume as demand was strong in the optical media, sheet and security applications. EBIT for the second quarter of 2005 improved significantly, primarily due to higher selling prices, as the business focused on enhancing profitability through price/volume management.

        Sales of Epoxy Products and Intermediates for the second quarter of 2005 were up 25 percent from last year, as price increases of 34 percent were partially offset by a 9 percent decline in volume. Prices increased in all geographic areas as Dow focused on recovering margin lost to high raw material costs. Volume declined most notably in North America, due in part to a shift in customer base to Asia Pacific. EBIT in the second quarter of 2005 improved as higher selling prices were partially offset by higher raw material costs, the decline in volume and lower operating rates.

        Polyurethanes and Thermoset Systems sales for the quarter were up 26 percent from the second quarter of 2004. Compared with last year, prices rose 29 percent, driven by price increases for methylene diphenyl diisocyanate ("MDI"), polyols and thermoset systems, while volume fell 3 percent, principally due to the sale of the DERAKANE™ epoxy vinyl ester resin business in the fourth quarter of 2004. Excluding this divestiture, volume was down 1 percent versus the second quarter of 2004. Volume improved in the Thermoset Systems business, while volume for most polyurethane products declined, due to some softness in industry conditions and a strategic shift to sell a higher percentage of these products through the Thermoset Systems business. Operating rates continue to be low for toluene diisocyanate ("TDI") due to industry overcapacity. Despite the decline in volume and lower operating rates, EBIT improved significantly from last year due to increased margins resulting from higher selling prices.

        Technology Licensing and Catalyst sales for the second quarter were down 36 percent from the same period a year ago, due to a decline in licensing royalties related to ethylene glycol technology, a result of the mid-2004 formation of MEGlobal. Despite improved equity earnings from UOP LLC, EBIT declined from last year due to the decline in sales.

        Wire and Cable Compounds sales for the quarter were up 29 percent from last year, due to a 23 percent increase in price and 6 percent volume growth. EBIT improved from last year, reflecting improved margins.

        For the first six months of the year, Performance Plastics sales were $5,528 million, up 24 percent from $4,458 million in the same period last year, reflecting a 25 percent increase in prices and a 1 percent decline in volume due to the sale of the DERAKANE™ business. Year to date, EBIT for the segment was $914 million, up significantly from $459 million in the first half of 2004, as higher selling prices and improved equity earnings more than offset increased raw material costs, lower volume and lower operating rates. In 2004, EBIT for the segment was negatively impacted by the first quarter write-down of the net book value of the Company's polyols production facility in Priolo, Italy ($22 million), following Dow's decision to close the facility (see Note F to the Consolidated Financial Statements).

PERFORMANCE CHEMICALS

        Performance Chemicals sales were $1,938 million in the second quarter of 2005, up 19 percent from $1,624 million in the second quarter of 2004. Compared with last year, prices rose 23 percent, while volume declined 4 percent. EBIT for the second quarter was $343 million, up from $113 million in the second quarter of 2004. Compared with the second quarter of 2004, EBIT improved as higher selling prices more than offset higher raw material costs, a decline in volume, lower operating rates and lower equity earnings. EBIT in the second quarter of 2004 was reduced by asset impairments totaling $89 million as follows: a $60 million write-down of the Company's contract manufacturing plant in Smithfield, Rhode Island, resulting from the pending disposal of the site; a $21 million partial write-down of a Specialty Polymers business; and an $8 million write-off of a latex manufacturing facility, which was shut down in the second quarter of 2004 (see Notes F and G to the Consolidated Financial Statements). Excluding these asset impairments, EBIT increased $141 million from the second quarter of 2004.

        Acrylics and Oxide Derivatives sales for the quarter were up 33 percent from the second quarter of 2004, reflecting a 40 percent increase in prices and a 7 percent decline in volume, due principally to customer inventory de-stocking in the current quarter. Prices increased due to tight supply/demand balances across most product lines and rising raw material costs. Compared with last year, EBIT improved significantly as higher selling prices overcame an increase in raw material costs, the decline in volume and lower equity earnings from OPTIMAL.

        Dow Latex sales for the quarter were up 27 percent compared with the second quarter of 2004, as prices rose 31 percent and volume declined 4 percent. Prices for styrene-butadiene latex sold into the coated paper and carpet industries were up in most geographic areas, driven by increased styrene monomer costs. Volume declined for styrene-butadiene latex sold into the paper industry, driven by a 7-week strike within the paper industry in Finland. Volume improved for the UCAR™ Emulsion Systems business with higher sales to key paint manufacturers. EBIT improved significantly from last year as higher selling prices helped to restore margins. In the second quarter of last year, EBIT was reduced by an $8 million write-off of a latex manufacturing facility.

        Specialty Chemicals sales were up 13 percent compared with the second quarter of 2004, due to a 14 percent increase in prices and a 1 percent decline in volume, as the business sought to maximize margins through price/volume management. Price increases were driven by a tight industry supply/demand balance and higher propylene- and ethylene-based raw material costs. EBIT was up from last year as higher selling prices more than offset higher raw material costs and lower equity earnings from OPTIMAL.

        Specialty Polymers sales in the second quarter of 2005 were up 2 percent from the same quarter last year, as prices rose 3 percent, including the favorable impact of currency in Europe, and volume declined 1 percent. While volume was strong in Latin America and North America, volume declined in Europe and Asia Pacific due to a decline in demand for certain products used for building materials and paint applications. Sales were strong in the second quarter of 2005 for FILMTEC™ membranes and hair/skin care products from Amerchol Corporation. In the second quarter of last year, EBIT was reduced $21 million by the partial write-down of a Hampshire Chemical business (see Notes F and G to the Consolidated Financial Statements). Excluding this 2004 write-down, EBIT declined due to higher raw material costs, lower operating rates and higher operating expenses.

        Performance Chemicals sales were $3,910 million for the first six months of the year, up 22 percent from $3,200 million in the same period last year, reflecting a 24 percent increase in prices and a 2 percent decline in volume. EBIT for the first six months of 2005 was $737 million, compared with $255 million in 2004. In addition to the previously mentioned asset impairments of $89 million recorded in the second quarter of 2004, year-to-date EBIT for 2004 was negatively impacted by charges recorded in the first quarter related to the shutdown of Hampshire Chemical's Nashua, New Hampshire, manufacturing site. The first quarter charges included a $9 million write-down of the net book value of the facility and a $13 million write-off of goodwill (see Notes F and G to the Consolidated Financial Statements for additional information). Excluding these charges, year-to-date EBIT for 2005 improved over 2004 as higher selling prices more than offset the impact of increased feedstock costs, lower volume and operating rates, and a decline in equity earnings.

AGRICULTURAL SCIENCES

        While second quarter sales of $1,031 million for the Agricultural Sciences segment were up only slightly from $1,029 million in the second quarter of last year, the increase represented a new quarterly record for sales. Prices rose 4 percent, with approximately half of the increase due to the favorable impact of currency in Europe, while volume declined 4 percent, due in part to lower sales in Brazil and Canada. Second quarter sales were also impacted by dry weather conditions in Europe and North America, which restricted the normal seasonal demand for herbicide products. Nevertheless, the business reported the successful introduction of its penoxsulam rice herbicide in the United States, Asia Pacific and Europe, and the continued growth of new formulations of existing herbicides, particularly related to small grain applications. EBIT for the second quarter of 2005 was $238 million, down from the quarterly record of $271 million set in the second quarter of last year. EBIT declined due to lower volume, lower operating rates and increased spending for new product launches and higher operating expenses.

        For the first six months of 2005, Agricultural Sciences sales were $2,020 million, up 3 percent from $1,953 million in 2004, due to price increases, primarily reflecting the favorable impact of currency in Europe. Compared with the first half of 2004, volume was flat. Year-to-date EBIT for 2005 was $497 million, down slightly from $502 million last year.

PLASTICS

        Plastics sales for the second quarter of 2005 were $2,774 million, up 19 percent from $2,325 million a year ago, as prices increased 22 percent and volume declined 3 percent. Double-digit increases in selling prices were reported in all geographic areas, driven by increases in feedstock and energy costs. Compared with last year, volume declined in Europe due to the mid-2004 formation of Equipolymers, a 50:50 joint venture with PIC. Beginning July 1, 2004, sales of purified terephthalic acid ("PTA") and polyethylene terephthalate ("PET") resins are reflected in the operating results of that joint venture. Excluding the impact of this divestiture, volume was flat compared with the second quarter of 2004. In April 2005, volume declined as customers reduced inventories with the expectation that a decline in feedstock and energy costs early in the quarter would lead to price reductions. With the reversal of the downward trend in feedstock and energy costs in May, and with a strong focus on price/volume management by Dow's businesses, volume improved and prices stabilized by the end of the second quarter of 2005.

        EBIT for the second quarter was $575 million, up from $399 million in the second quarter of 2004. EBIT improved as the impact of higher selling prices and increased equity earnings from Siam Polyethylene Company Limited and EQUATE more than offset the rise in feedstock and energy costs. In addition, results for the second quarter of 2005 included a gain of $31 million associated with the divestiture of Dow's interest in DuPont Dow Elastomers ("DDE"), the Company's 50:50 joint venture with E. I. du Pont de Nemours and Company, and the acquisition of certain DDE assets. On January 3, 2005, the Company announced it had exercised its option to acquire certain assets (ethylene and chlorinated elastomers, including ENGAGE™, NORDEL™ and TYRIN™ elastomers) from DDE. The transaction was completed during the second quarter of 2005. Going forward, the impact to the Plastics segment is expected to be immaterial. See Note H to the Consolidated Financial Statements for information regarding the transaction. Results for the second quarter of 2004 included a gain of $124 million associated with the divestiture of assets in conjunction with the formation of Equipolymers.

        Polyethylene sales were up significantly from the second quarter of 2004, as prices increased 22 percent and volume increased 2 percent. Double-digit price increases were recorded in all geographic areas, reflecting the impact of higher feedstock and energy costs. Volume in the second quarter of 2005 improved in Europe and Asia Pacific. Volume was down in North America and Latin America as customers reduced inventories. Despite higher feedstock and other raw material costs, EBIT for the quarter improved significantly from the second quarter of 2004 due to higher selling prices and improved equity earnings from EQUATE and Siam Polyethylene Company Limited.

        Polypropylene sales were up 20 percent over the second quarter of 2004 as prices increased 21 percent and volume declined 1 percent. Price increases reflected the impact of higher feedstock and energy costs. Volume declined as customers reduced inventories, anticipating that declining propylene costs would lead to lower prices. Volume began to recover in the second half of the quarter. EBIT improved versus the same quarter last year as higher selling prices offset the impact of increases in feedstock and energy costs.

        Polystyrene sales for the second quarter of 2005 were up 28 percent compared with second quarter last year, as prices rose 29 percent and volume declined 1 percent. Strong improvement in price was reported in all geographic areas as the business raised prices in response to higher feedstock costs. Modest volume improvement was seen in all geographic areas except North America. EBIT for the second quarter improved significantly from the second quarter of 2004, as higher prices more than offset the impact of higher feedstock and energy costs.

        Plastics sales for the first half of 2005 were $5,782 million, up 27 percent from $4,559 million in the first half of 2004, with prices up 29 percent and volume down 2 percent. EBIT for the first half of 2005 was $1,375 million, up significantly from $706 million in the first half of 2004 as higher selling prices and improved equity earnings more than offset the impact of higher feedstock costs and the $124 million gain recognized in 2004 on the sale of the PET/PTA business. EBIT in the first half of 2005 also included a gain of $29 million associated with the sale of EQUATE shares, as previously described in Results of Operations.

CHEMICALS

        Second quarter sales for the Chemicals segment were $1,355 million, down 1 percent from $1,370 million in the second quarter of 2004, as prices increased 18 percent and volume declined 19 percent. Prices were especially strong for caustic soda due to a continued tightening of supply as the industry continued to operate close to effective capacity. Compared with the second quarter of last year, volume declined primarily due to the mid-2004 formation of MEGlobal, a 50:50 joint venture with PIC of Kuwait. Since July 1, 2004, certain sales of ethylene glycol ("EG") are sold by that joint venture, rather than by Dow. Excluding these sales, volume for the Chemicals segment declined 3 percent compared with the second quarter of 2004. Volume was down for vinyl chloride monomer, due to lower demand for polyvinyl chloride within the housing industry, as customers reduced inventories, and EG, due to reduced availability resulting from planned maintenance turnarounds. EBIT for the segment was $267 million in the second quarter of 2005, down from $726 million in the second quarter of last year. Last year, EBIT included a gain of $439 million associated with the divestiture of assets in conjunction with the formation of MEGlobal. In addition, second quarter equity earnings from OPTIMAL and EQUATE were lower than last year, due to unplanned outages at both joint ventures in the second quarter of 2005.

        For the first half of 2005, sales for the Chemicals segment were $2,829 million, up 7 percent from $2,646 million last year, as prices increased 24 percent and volume declined 17 percent. Excluding the decline in volume related to the formation of MEGlobal, volume for the Chemicals segment declined 1 percent. EBIT for the first six months of 2005 was $695 million, down from $899 million in the same period last year. Excluding the $439 million gain last year on the sale of assets related to the formation of MEGlobal, EBIT improved as higher selling prices more than offset the impact of higher feedstock and energy costs, lower operating rates and lower equity earnings. In addition, year-to-date results for 2005 included a gain of $41 million associated with the sale of EQUATE shares, as previously described in Results of Operations.

HYDROCARBONS AND ENERGY

        Hydrocarbons and Energy sales for the second quarter of 2005 were $1,468 million, up 30 percent from $1,127 million in the second quarter of 2004, as selling prices rose 23 percent and volume grew 7 percent. The significant increase in selling prices was driven by higher feedstock costs and strong demand for refined products and hydrocarbon monomers. Volume was up compared with the second quarter of last year, due to higher refined product sales related to improved operations at the supplying refinery, as well as an increase in sales of ethylene due to the formation of MEGlobal. For the first half of 2005, sales for the Hydrocarbons and Energy segment were $2,902 million, up 33 percent from $2,186 million last year, due to a 27 percent increase in prices and volume growth of 6 percent.

        The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. EBIT for Hydrocarbons and Energy for the second quarter of 2005 and the same period last year was $0. Year to date, EBIT for 2005 was $0, compared with a loss of $1 million for the same period of 2004.

UNALLOCATED AND OTHER

        Included in the results for Unallocated and Other are:

  •
  results of insurance operations,

  •
  Dow's share of the earnings/losses of Dow Corning,

  •
  gains and losses on sales of financial assets,

  •
  expenses related to Dow Ventures,

  •
  asbestos-related defense and resolution costs,

  •
  foreign exchange hedging results, and

  •
  overhead and other cost recovery variances not allocated to the operating segments.

        EBIT for the second quarter of 2005 was a loss of $95 million compared with a loss of $616 million for the second quarter of 2004. Results for the second quarter of 2005 reflected an improvement in equity earnings compared with the second quarter of last year (due to improved results from Dow Corning and the absence of equity losses from Cargill Dow), partially offset by a loss of $31 million associated with the early extinguishment of $845 million of debt. In the second quarter of 2004, EBIT was negatively impacted by the following items: employee-related restructuring charges, including severance of $225 million and curtailment costs of $71 million associated with Dow's defined benefit plans; the recognition of a $148 million liability associated with a loan guarantee for Cargill Dow; and the write-down of a marine terminal of $10 million (sold in the third quarter of 2004). See Note C to the Consolidated Financial Statements for additional information regarding these restructuring charges.

        EBIT for the first six months of 2005 was a loss of $415 million compared with a loss of $788 million for the same period last year. Compared with last year, year-to-date results for 2005 were reduced by higher performance-based stock compensation expense of approximately $170 million and higher expense of approximately $20 million related to the allowance for doubtful receivables. In addition to the restructuring charges recorded in the second quarter of 2004, described in the preceding paragraph, year-to-date results for 2004 were reduced by losses on the sale of assets of $36 million. Asbestos-related defense and resolution costs were $32 million in the first six months of 2005, compared with $73 million in the same period last year.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
Percentage change from prior year
	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	(2)%	24%	22%	(1)%	25%	24%
Performance Chemicals	(4)	23	19	(2)	24	22
Agricultural Sciences	(4)	4	—	—	3	3
Plastics	(3)	22	19	(2)	29	27
Chemicals	(19)	18	(1)	(17)	24	7
Hydrocarbons and Energy	7	23	30	6	27	33

Total	(4)%	20%	16%	(3)%	24%	21%

Geographic area sales
United States	(2)%	18%	16%	—	21%	21%
Europe	(2)	23	21	(1)%	26	25
Rest of World	(10)	21	11	(8)	23	15

Total	(4)%	20%	16%	(3)%	24%	21%

OUTLOOK

        The outlook for the chemical industry remains positive, with an expectation of higher demand, driven by continued global GDP growth. With limited supply growth, industry supply/demand balances should continue to improve. Continued volatility in feedstock and energy costs, however, adds uncertainty to the profit outlook. While there is some risk that sustained high energy costs may dampen economic growth, the risk is moderated by the fact that the overall economy is less energy intensive than it was in the past.

        Price momentum is favorable for Dow moving into the third quarter, and Dow expects to see good demand growth from second quarter levels in many businesses, as the inventory correction, which lasted longer than expected, appears to have run its course. As usual, demand in Dow AgroSciences is expected to decline in the second half of 2005, versus the first half of the year, due to normal seasonal patterns. Other businesses are also expected to show seasonal variations. Dow's purchased feedstock and energy costs remain highly volatile and are expected to increase compared with the second quarter, and forward prices for oil and gas indicate that feedstock and energy costs may rise even further in the fourth quarter.

        Dow will continue to focus on cost control and margin management to restore margins to reinvestment levels across the Company's business portfolio. Given continued macroeconomic growth, Dow continues to expect volume growth for the full year to be between 2 and 5 percent, although, given the extent of the recent inventory correction, growth is likely to be closer to the low end of this range. Dow expects to continue to see year-over-year earnings improvements through 2005, and expects that 2006 will show further earnings growth.

CHANGES IN FINANCIAL CONDITION

        The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary

	Six Months Ended
In millions	June 30, 2005	June 30, 2004
Cash provided by (used in):
Operating activities	$2,442	$719
Investing activities	(855)	81
Financing activities	(1,304)	(894)
Effect of exchange rate changes on cash	(229)	(4)

Net change in cash and cash equivalents	$54	$(98)

        Due to improved earnings year over year, cash provided by operating activities increased significantly in the first six months of 2005 versus the same period last year, despite an increase in working capital requirements and contributions of $436 million to the Company's pension plans (see Note I to the Consolidated Financial Statements).

        Cash used in investing activities in the first six months of 2005 increased versus the same period last year primarily due to increases in investments in consolidated companies (including $98 million for the remaining 28 percent of PBBPolisur) and investments in nonconsolidated affiliates (including $170 million paid to Cargill Dow, see Note C to the Consolidated Financial Statements). In the first six months of 2004, cash provided by investing activities included proceeds of $845 million related to the divestiture of assets in conjunction with the formation of MEGlobal and Equipolymers. These proceeds were partially offset by the use of cash to acquire the acrylates business of Celanese AG.

        During the second quarter of 2005, the Company significantly reduced debt levels, including the early extinguishment of $845 million of debt. Cash used in financing activities in the first six months of 2005 of $1,304 million increased principally due to a reduction in proceeds from the issuance of long-term debt compared with the same period last year.

        The following tables present working capital, total debt and certain balance sheet ratios at June 30, 2005 and December 31, 2004:

Working Capital
In millions	June 30, 2005	Dec. 31, 2004
Current assets	$16,073	$15,890
Current liabilities	9,566	10,506

Working capital	$6,507	$5,384

Current ratio	1.68:1	1.51:1
Days-sales-outstanding-in-receivables	41	40
Days-sales-in-inventory	60	57

Total Debt
In millions	June 30, 2005	Dec. 31, 2004
Notes payable	$133	$104
Long-term debt due within one year	1,235	861
Long-term debt	10,023	11,629

Gross debt	$11,391	$12,594

Cash and cash equivalents	$3,162	$3,108
Marketable securities and interest-bearing deposits	39	84

Net debt	$8,190	$9,402

Gross debt as a percent of total capitalization	42.6%	47.9%
Net debt as a percent of total capitalization	34.8%	40.7%

        As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At June 30, 2005, there were no commercial paper borrowings outstanding. In the event Dow is unable to access these short-term markets, due to a systemic disruption or other extraordinary events, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.25 billion 364-day revolving credit facility, which matures in April 2006, and a $1.75 billion 5-year revolving credit facility, which matures in April 2009.

        At June 30, 2005, the Company had $3,455 million of SEC-registered securities available for issuance under U.S. shelf registrations, as well as Euro 1.5 billion (approximately $1.8 billion) available for issuance under the Company's Euro Medium Term Note Program.

        On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007.

Contractual Obligations

        Information related to the Company's contractual obligations and commercial commitments at December 31, 2004 can be found in Notes K, L, M, N and T to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. With the exception of the items included in the following tables, there have been no material changes in the Company's contractual obligations or commercial commitments since December 31, 2004.

Contractual Obligations at June 30, 2005

	Payments Due by Year
In millions	2005	2006	2007	2008	2009	2010 and beyond	Total
Long-term debt—current and noncurrent(1)	$671	$1,363	$1,276	$576	$783	$6,589	$11,258
Pension and other postretirement benefits(2)	392	358	366	460	537	1,674	3,787
Expected cash requirements for interest(1)	326	630	565	495	463	4,994	7,473

(1)
Updated to reflect the early extinguishment of $845 million of debt in the second quarter of 2005.

(2)
Updated to reflect the Company's revised estimate regarding its contributions to Dow's pension plans in 2005 (see Note I to the Consolidated Financial Statements).

Contractual Obligations at December 31, 2004

	Payments Due by Year
In millions	2005	2006	2007	2008	2009	2010 and beyond	Total
Long-term debt—current and noncurrent	$861	$1,480	$1,362	$587	$1,300	$6,900	$12,490
Pension and other postretirement benefits	383	440	566	680	537	1,541	4,147
Expected cash requirements for interest	735	699	634	566	521	5,306	8,461

        The Company also had outstanding guarantees at June 30, 2005. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note H to the Consolidated Financial Statements.

Dividends

        On July 29, 2005, the Company paid a quarterly dividend of $0.335 per share to stockholders of record on June 30, 2005. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 93-year period, Dow has increased the amount of the quarterly dividend 45 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

OTHER MATTERS

Accounting Changes

        See Note B to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 10-K") describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow's critical accounting policies that are impacted by judgment, assumptions and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2004 10-K. Since December 31, 2004, there have been no material changes in the Company's critical accounting policies.

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

        The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem for the six months ended June 30, 2005 and 2004:

	2005	2004
Claims unresolved at January 1	203,416	193,891
Claims filed	20,456	34,013
Claims settled, dismissed or otherwise resolved	(25,402)	(24,389)

Claims unresolved at June 30	198,470	203,515
Claimants with claims against both Union Carbide and Amchem	64,682	69,647

Individual claimants at June 30	133,788	133,868

        Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, those damages are not expressly identified as to Union Carbide, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide's litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

Estimating the Liability

        Based on a study completed by Analysis, Research & Planning Corporation ("ARPC") in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and resolution costs. At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In November 2004, Union Carbide requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided Union Carbide with a report summarizing the results of its study. Based on ARPC's studies, Union Carbide's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004.

        Based on Union Carbide's review of 2005 activity, Union Carbide determined that no change to the accrual was required at June 30, 2005.

        Union Carbide's asbestos-related liability for pending and future claims was $1.5 billion at June 30, 2005 and $1.6 billion at December 31, 2004. At June 30, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

Defense and Resolution Costs

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Six Months Ended		Aggregate Costs
In millions	June 30, 2005	June 30, 2004	to Date as of June 30, 2005
Defense costs	$32	$47	$376
Resolution costs	98	148	1,024

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

Insurance Receivables

        At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The Wellington Agreement and other agreements with insurers are designed to facilitate an orderly resolution and collection of Union Carbide's insurance policies and to resolve issues that the insurance carriers may raise.

        Union Carbide's receivable for insurance recoveries related to its asbestos liability was $590 million at June 30, 2005 and $712 million at December 31, 2004. At June 30, 2005, $453 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers In millions	June 30, 2005	December 31, 2004
Receivables for defense costs	$91	$85
Receivables for resolution costs	368	406

Total	$459	$491

        Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the second quarter of 2005 ($48 million in the second quarter of 2004) and $32 million in the first six months of 2005 ($73 million in the first six months of 2004), and was reflected in "Cost of sales."

        In September 2003, Union Carbide filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the "West Virginia action") and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the "New York action"). Through the second quarter of 2005, Union Carbide reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

        Inherent in Dow's business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Feedstocks for ethylene production and natural gas constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks when feasible.

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

*
Using a 95 percent confidence level

        Since December 31, 2004, there have been no material changes in the Company's risk management policies. In the second quarter of 2005, the Company's daily VAR for the aggregate of non-trading and trading positions declined from a total year-end VAR of $109 million to a total of $82 million at June 30, 2005. The decline was primarily the result of a decline in the interest rate VAR from a year-end VAR of $80 million to $64 million, due to a reduction in the Company's long-term debt, and a decline in the commodities VAR from a year-end VAR of $26 million to $11 million at June 30, 2005, due to changes in the Company's hedging strategies.

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

The Dow Chemical Company and Subsidiaries
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

        No material developments regarding this matter occurred during the second quarter of 2005. For a summary of the history and current status of this matter, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation; and Note H to the Consolidated Financial Statements.

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

        On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The annual meeting of stockholders of The Dow Chemical Company was held on May 12, 2005. At that meeting, Jacqueline K. Barton, Anthony J. Carbone, Barbara Hackman Franklin, Andrew N. Liveris and Harold T. Shapiro were re-elected to the Company's Board of Directors for one-year terms to expire at the annual meeting in 2006. In addition, the terms of the following directors continued after that meeting: Arnold A. Allemang, J. Michael Cook, Willie D. Davis, Jeff M. Fettig, Keith R. McKennon, J. Pedro Reinhard, James M. Ringler, William S. Stavropoulos and Paul G. Stern.

        The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter		For	Against	Withheld	Abstentions	Broker Nonvotes
1.	Election of Directors:
	Jacqueline K. Barton	804,452,952	N/A	20,621,196	N/A	N/A
	Anthony J. Carbone	795,403,647	N/A	29,670,501	N/A	N/A
	Barbara Hackman Franklin	803,088,275	N/A	21,985,873	N/A	N/A
	Andrew N. Liveris	798,048,078	N/A	27,026,070	N/A	N/A
	Harold T. Shapiro	804,165,687	N/A	20,908,461	N/A	N/A
2.	Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for 2005	803,911,425	15,299,911	N/A	5,862,812	N/A
3.	Stockholder Proposal on Certain Toxic Substances	48,638,499	583,956,287	N/A	74,108,915	118,370,447

N/A—Not applicable

ITEM 6. EXHIBITS.

        See the Exhibit Index on page 40 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries
Trademark Listing

        The following trademarks of The Dow Chemical Company appear in this report: ENGAGE, NORDEL, TYRIN

        The following trademark of Ashland, Inc. appears in this report: DERAKANE

        The following trademark of FilmTec Corporation appears in this report: FILMTEC

        The following trademark of Hampshire Chemical Corp. appears in this report: HAMPOSYL

        The following trademark of Union Carbide Corporation appears in this report: UCAR

The Dow Chemical Company and Subsidiaries
Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY Registrant
Date: August 2, 2005
/s/ FRANK H. BROD Frank H. Brod Corporate Vice President and Controller

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
10(ee)	A copy of the template for communication to employee Directors who are decelerating pursuant to The Dow Chemical Company Retirement Policy for Employee Directors
23	Analysis, Research & Planning Corporation's Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

The Dow Chemical Company Table of Contents
  PART I—FINANCIAL INFORMATION Item 1. Financial Statements.
The Dow Chemical Company and Subsidiaries Consolidated Statements of Income
The Dow Chemical Company and Subsidiaries Consolidated Balance Sheets
The Dow Chemical Company and Subsidiaries Consolidated Statements of Cash Flows
The Dow Chemical Company and Subsidiaries Consolidated Statements of Comprehensive Income
The Dow Chemical Company and Subsidiaries PART I—FINANCIAL INFORMATION, Item 1. Financial Statements. Notes to the Consolidated Financial Statements
The Dow Chemical Company and Subsidiaries PART I—FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The Dow Chemical Company and Subsidiaries PART I—FINANCIAL INFORMATION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
The Dow Chemical Company and Subsidiaries PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 6. EXHIBITS.
The Dow Chemical Company and Subsidiaries Trademark Listing
The Dow Chemical Company and Subsidiaries Signature
The Dow Chemical Company and Subsidiaries Exhibit Index