Form 10-Q
period 2005-09-30
DOW CHEMICAL CO /DE/
filed 2005-11-01
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

Commission File Number:  1-3433

THE DOW CHEMICAL COMPANY

(Exact name of registrant as specified in its charter)

Delaware	38-1285128
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2030 DOW CENTER, MIDLAND, MICHIGAN  48674

(Address of principal executive offices)  (Zip Code)

989-636-1000

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes    ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Class	Outstanding at September 30, 2005
Common Stock, par value $2.50 per share	965,122,285 shares

The Dow Chemical Company
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions, except per share amounts (Unaudited)	2005	2004	2005	2004
Net Sales	$11,261	$10,072	$34,390	$29,225
Cost of sales	9,610	8,697	28,247	24,949
Research and development expenses	264	248	790	761
Selling, general and administrative expenses	379	341	1,153	1,051
Amortization of intangibles	13	19	40	64
Restructuring net gain	—	—	—	20
Equity in earnings of nonconsolidated affiliates	240	232	739	626
Sundry income - net	39	35	178	20
Interest income	42	19	98	58
Interest expense and amortization of debt discount	168	193	543	561
Income before Income Taxes and Minority Interests	1,148	860	4,632	2,563
Provision for income taxes	328	214	1,153	702
Minority interests’ share in income	19	29	60	90
Net Income Available for Common Stockholders	$801	$617	$3,419	$1,771
Share Data
Earnings per common share - basic	$0.83	$0.66	$3.55	$1.89
Earnings per common share - diluted	$0.82	$0.65	$3.51	$1.87
Common stock dividends declared per share of common stock	$0.335	$0.335	$1.005	$1.005
Weighted-average common shares outstanding - basic	965.2	940.9	962.1	937.0
Weighted-average common shares outstanding - diluted	978.4	951.4	974.2	948.8
Depreciation	$454	$515	$1,378	$1,435
Capital Expenditures	$400	$321	$1,050	$851

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
In millions (Unaudited)	2005	2004
Assets
Current Assets
Cash and cash equivalents	$3,179	$3,108
Marketable securities and interest-bearing deposits	31	84
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2005: $188; 2004: $136)	4,927	4,753
Other	2,870	2,604
Inventories	5,450	4,957
Deferred income tax assets - current	393	384
Total current assets	16,850	15,890
Investments
Investment in nonconsolidated affiliates	2,311	2,698
Other investments	2,185	2,141
Noncurrent receivables	141	189
Total investments	4,637	5,028
Property
Property	41,415	41,898
Less accumulated depreciation	28,085	28,070
Net property	13,330	13,828
Other Assets
Goodwill	3,140	3,152
Other intangible assets (net of accumulated amortization - 2005: $534; 2004: $507)	475	535
Deferred income tax assets - noncurrent	4,032	4,369
Asbestos-related insurance receivables - noncurrent	854	1,028
Deferred charges and other assets	2,419	2,055
Total other assets	10,920	11,139
Total Assets	$45,737	$45,885

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$203	$104
Long-term debt due within one year	719	861
Accounts payable:
Trade	3,478	3,701
Other	1,531	2,194
Income taxes payable	432	419
Deferred income tax liabilities - current	465	205
Dividends payable	327	342
Accrued and other current liabilities	2,573	2,680
Total current liabilities	9,728	10,506
Long-Term Debt	9,969	11,629
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,467	1,301
Pension and other postretirement benefits - noncurrent	3,898	3,979
Asbestos-related liabilities - noncurrent	1,426	1,549
Other noncurrent obligations	3,253	3,202
Total other noncurrent liabilities	10,044	10,031
Minority Interest in Subsidiaries	333	449
Preferred Securities of Subsidiaries	1,000	1,000
Stockholders’ Equity
Common stock	2,453	2,453
Additional paid-in capital	572	274
Unearned ESOP shares	(4)	(12)
Retained earnings	13,952	11,527
Accumulated other comprehensive loss	(1,689)	(977)
Treasury stock at cost	(621)	(995)
Net stockholders’ equity	14,663	12,270
Total Liabilities and Stockholders’ Equity	$45,737	$45,885

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

		Nine Months Ended
		Sept 30,	Sept 30,
In millions (Unaudited)		2005	2004
Operating Activities	Net Income Available for Common Stockholders	$3,419	$1,771
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	1,507	1,575
	Provision for deferred income tax	440	208
	Earnings/losses of nonconsolidated affiliates in excess of dividends received	(294)	(442)
	Minority interests’ share in income	60	90
	Gain on sales of ownership interest in consolidated companies, net	—	(1)
	Gain on sales of investments, net	(15)	(18)
	Gain on sales of property and businesses, net	(54)	(13)
	Other loss, net	37	65
	Gain on sales of ownership interest in nonconsolidated affiliates, net	(98)	(42)
	Net gain on asset divestitures related to formation of nonconsolidated affiliates	—	(563)
	Restructuring charges	—	421
	Tax benefit - nonqualified stock option exercises	66	52
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	(29)	(1,078)
	Inventories	(371)	(676)
	Accounts payable	(604)	1,012
	Other assets and liabilities	(530)	(813)
	Cash provided by operating activities	3,534	1,548
Investing Activities	Capital expenditures	(1,050)	(851)
	Proceeds from sales of property and businesses	82	37
	Acquisition of business	—	(149)
	Investments in consolidated companies	(105)	(6)
	Proceeds from sales of ownership interest in consolidated companies	—	7
	Investments in nonconsolidated affiliates	(208)	(81)
	Distributions from nonconsolidated affiliates	41	3
	Proceeds from sales of ownership interest in nonconsolidated affiliates	89	70
	Proceeds from asset divestitures related to formation of nonconsolidated affiliates	—	845
	Purchases of investments	(725)	(1,297)
	Proceeds from sales and maturities of investments	687	1,197
	Cash used in investing activities	(1,189)	(225)
Financing Activities	Changes in short-term notes payable	81	(123)
	Payments on long-term debt	(1,422)	(1,198)
	Proceeds from issuance of long-term debt	4	621
	Purchases of treasury stock	(48)	(8)
	Proceeds from sales of common stock	323	393
	Distributions to minority interests	(66)	(55)
	Dividends paid to stockholders	(964)	(938)
	Cash used in financing activities	(2,092)	(1,308)
Effect of Exchange Rate Changes on Cash		(182)	(5)
Summary	Increase in cash and cash equivalents	71	10
	Cash and cash equivalents at beginning of year	3,108	2,392
	Cash and cash equivalents at end of period	$3,179	$2,402

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2005	2004	2005	2004
Net Income Available for Common Stockholders	$801	$617	$3,419	$1,771
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	(1)	11	(15)	(13)
Translation adjustments	(51)	69	(860)	(154)
Minimum pension liability adjustments	—	—	11	(16)
Net gains on cash flow hedging derivative instruments	120	104	152	132
Total other comprehensive income (loss)	68	184	(712)	(51)
Comprehensive Income	$869	$801	$2,707	$1,720

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

PART I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B – ACCOUNTING CHANGES

Accounting for Stock-Based Compensation

In the first quarter of 2003, Dow began expensing stock options by adopting the fair value provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for new grants of equity instruments (which include stock options, deferred stock grants, and subscriptions to purchase shares under the Company’s Employees’ Stock Purchase Plan) to employees. As required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the following table provides pro forma results as if the fair value based method had been applied to all outstanding and unvested awards, including stock options, deferred stock grants, and subscriptions to purchase shares under the Company’s Employees’ Stock Purchase Plan, in each period presented:

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income, as reported	$801	$617	$3,419	$1,771
Add: Stock-based compensation expense included in reported net income, net of tax	44	35	218	87
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(43)	(40)	(186)	(101)
Pro forma net income	$802	$612	$3,451	$1,757
Earnings per share (in dollars):
Basic – as reported	$0.83	$0.66	$3.55	$1.89
Basic – pro forma	0.83	0.65	3.59	1.87
Diluted – as reported	0.82	0.65	3.51	1.87
Diluted – pro forma	0.82	0.64	3.54	1.85

In December 2004, the FASB issued revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that begins after June 15, 2005, which is January 1, 2006 for the Company.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance of this SAB as it adopts SFAS No. 123R.

The Company grants stock-based compensation awards which vest over a specified period or upon employees meeting certain performance and retirement eligibility criteria. The Company amortizes these awards over the specified vesting period and recognizes any unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The Company will continue applying the nominal vesting period approach for the remaining portion of unvested outstanding awards as of December 31, 2005.  SFAS No. 123R specifies that an award is vested when the employee’s rights to the award are no longer contingent upon providing additional service (the “non-substantive vesting period approach”). Upon adoption of SFAS No. 123R on January 1, 2006, the Company will apply this approach to all stock-based compensation awarded after December 31, 2005. Compensation cost will be recognized over the vesting period or from the grant date to the date on which retirement eligibility provisions have been met and additional service is no longer required. The Company has determined that application of the non-substantive vesting period approach will not have a material impact on the Company’s consolidated financial statements.

During the third quarter of 2005, the FASB continued to issue new and proposed (not yet final) guidance related to SFAS No. 123R. Since guidance related to this statement is not complete, Dow is continuing to evaluate the impact of adoption, but does not expect the adoption of SFAS No. 123R to have a material impact on the Company’s consolidated financial statements.

Other Accounting Changes

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Because the Company uses nameplate capacity to calculate product costs, Dow expects to record an immaterial favorable impact on the Company’s consolidated financial statements in the period of adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has determined that its practices are consistent with the guidance of this statement; therefore, the adoption of SFAS No. 153 on July 1, 2005, had no impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109.  Beginning in 2005, the Company recognizes the allowable deductions as qualifying activity occurs.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the “Act”) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In May 2005, tax authorities released the clarifying language necessary to enable the Company to finalize its plan for the repatriation and reinvestment of foreign earnings subject to the requirements of the Act, resulting in a credit of $113 million to “Provision for income taxes” in the second quarter of 2005.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company expects the adoption of FIN No. 47 on December 31, 2005 to have an immaterial impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006.

NOTE C – RESTRUCTURING

2004 Restructuring

In the second quarter of 2004, the Company recorded a pretax net gain of $20 million related to restructuring activities. The net gain included gains totaling $563 million related to the divestitures of assets in conjunction with the formation of two new joint ventures (see Note D for information regarding the divestitures); asset impairments of $99 million related to the future sale or shutdown of facilities (see Note F for disclosures related to asset impairments); the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC (“Cargill Dow”); and employee-related restructuring charges of $296 million. The net impact of the transactions is shown as “Restructuring net gain” in the consolidated statements of income. Additional information regarding these activities is included below.

Recognition of Liability Related to Loan Guarantee

In the second quarter of 2004, the Company completed an assessment of Cargill Dow, a 50:50 joint venture with Cargill, Incorporated (“Cargill”). Based on that assessment, the Company concluded that it was probable that its portion of a loan guarantee in place for Cargill Dow would be called, and recognized a liability of $148 million in the second quarter with a charge to Unallocated and Other.

In January 2005, the Company contributed $170 million to Cargill Dow and obtained a release from its commitments with respect to Cargill Dow’s debt obligations. On January 31, 2005, Dow transferred its 50 percent interest in Cargill Dow to Cargill.

Employee-Related Restructuring Charges

In the second quarter of 2004, the Company recorded employee-related restructuring charges totaling $296 million. The charges resulted from decisions made by management in the second quarter relative to employment levels as the Company restructured its business organization and finalized plans for additional plant shutdowns and divestitures. The charges included severance of $225 million for a workforce reduction of 2,455 people, most of whom ended their employment with Dow by the end of the third quarter of 2004, and curtailment costs of $71 million associated with Dow’s defined benefit plans. The charges were included in the results of Unallocated and Other.

In the second quarter of 2005, the severance accrual was reduced by $9 million (reflected in “Cost of sales”) due to the redeployment of approximately 65 employees, leaving an accrual of $5 million at June 30, 2005 for employees who will end their employment with Dow in the second half of 2005, and bringing the 2004 employee-related restructuring program to a close. As of September 30, 2005, severance of $212 million related to this restructuring had been paid to 2,446 former employees.

NOTE D – DIVESTITURES

On June 30, 2004, Dow and Petrochemical Industries Company (“PIC”) of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, formed two new joint ventures designed to further develop the commercial relationship of the two companies in the petrochemical industry. The joint ventures are:

•                  MEGlobal, a 50:50 joint venture for the manufacture and marketing of monoethylene glycol and diethylene glycol (“EG”).

•                  Equipolymers, a 50:50 joint venture for the manufacture of purified terephthalic acid (“PTA”) and the manufacture and marketing of polyethylene terephthalate resins (“PET”).

The joint ventures combine Dow’s strong existing asset base, technology position and market presence with PIC’s commitment to increasing its investment in downstream petrochemical markets. The formation of the joint ventures is an important step in Dow’s strategy of pursuing cost advantaged feedstock positions to supply growing markets, and in reducing Dow’s capital intensity. MEGlobal and Equipolymers strengthen the integration of these ethylene derivative businesses by strategically shifting future growth to cost-advantaged locations.

To form MEGlobal, Dow sold a 50 percent interest in its Canadian EG manufacturing assets (included in the Chemicals segment) to PIC for $635 million. Dow and PIC each contributed their respective interests in the Canadian EG manufacturing assets to form the joint venture. The carrying amount of the assets sold included: manufacturing facilities of $24 million, an investment in a nonconsolidated affiliate of $12 million and inventories of $11 million. MEGlobal produces EG using ethylene purchased from Dow pursuant to a market-based agreement. Proceeds from the sale included a pre-payment of the ethylene supply agreement of $121 million, which will be recognized over the life of the contract based on units of production. MEGlobal also markets excess EG produced in Dow’s plants in the United States and Europe, and may also market EG produced by Dow and PIC affiliates. EG is used as a raw material in the manufacture of polyester fibers, PET, antifreeze formulations and other industrial products.

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

On July 1, 2004, Dow began accounting for the joint ventures using the equity method of accounting. Dow’s share of the earnings/losses of MEGlobal are reflected in the results for the Chemicals segment; Dow’s share of the earnings/losses of Equipolymers are reflected in the results for the Plastics segment.

NOTE E – INVENTORIES

The following table provides a breakdown of inventories at September 30, 2005 and December 31, 2004:

Inventories In millions	Sept. 30, 2005	Dec. 31, 2004
Finished goods	$2,969	$2,989
Work in process	1,176	889
Raw materials	825	605
Supplies	480	474
Total inventories	$5,450	$4,957

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,242 million at September 30, 2005 and $807 million at December 31, 2004.

NOTE F – IMPAIRMENT OF LONG-LIVED ASSETS

In the first quarter of 2004, Dow continued to evaluate non-strategic and under-performing assets, and management made decisions regarding the disposition of certain of the Company’s assets. These decisions resulted in charges totaling $39 million. The two largest items were related to a manufacturing facility for the production of polyols and propylene glycol in Priolo, Italy, and a manufacturing facility for the production of HAMPOSYLTM surfactants in Nashua, New Hampshire.

•                  On April 1, 2004, the Company announced the permanent closure of the Priolo plant; therefore, in the first quarter of 2004, the net book value of $22 million was written down with a charge to “Cost of sales” in the Performance Plastics segment.

•                  In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYLTM surfactants (manufactured by Hampshire Chemical Corp. [“Hampshire Chemical”], a wholly owned subsidiary of the Company) and, as a result, wrote down the net book value of the assets of $9 million against “Cost of sales” in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; demolition is underway and is expected to be completed in the fourth quarter of 2005. See Note G regarding a related write-off of goodwill.

In the second quarter of 2004, the Company recorded asset impairments totaling $99 million, included in “Restructuring net gain” in the consolidated statements of income, related to the future sale or shutdown of facilities as follows (see Note C):

•                  In the fourth quarter of 2003, Biopharmaceutical Contract Manufacturing Services (“BCMS”), located in Smithfield, Rhode Island, lost its contract manufacturing relationship with its largest customer. After a review of the business and site was completed in the second quarter of 2004, the Company decided to seek bids to sell BCMS. Based on indications of interest from potential buyers, the assets were written down to their fair value in the second quarter, with a $60 million charge against the Performance Chemicals segment. In the third quarter of 2004, the business ceased production at the facility.

•                  In the second quarter of 2004, the Company recorded asset impairments totaling $39 million for the second quarter shutdown of a latex manufacturing facility ($8 million), the pending sale of a marine terminal ($10 million) and the results of a cash flow analysis of a Specialty Polymers business ($21 million). The impairments resulted in charges against the Performance Chemicals segment of $29 million and Unallocated and Other of $10 million. The sale of the marine terminal was completed in the third quarter of 2004. The Company expects to sell the line of business in Specialty Polymers in the fourth quarter of 2005. See Note G regarding a goodwill write-off associated with the Specialty Polymers line of business.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total
Goodwill at December 31, 2004	$913	$750	$1,320	$106	$63	$3,152
Negative goodwill related to acquisition of remaining 28% interest in PBBPolisur S.A.	—	—	—	(12)	—	(12)
Goodwill at September 30, 2005	$913	$750	$1,320	$94	$63	$3,140

In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYLTM surfactants manufactured by Hampshire Chemical, following a period of time during which the Specialty Chemicals business had experienced a significant decline in sales of these surfactants. The Company’s efforts to reach an acceptable agreement to sell this line of business were unsuccessful. As a result of the decision to discontinue production, the Company wrote off goodwill of $13 million (included in “Amortization of intangibles”) associated with this line of business in the Performance Chemicals segment. See Note F regarding a related write-down of assets. The manufacturing facility was shut down in the third quarter of 2004; demolition is underway and is expected to be completed in the fourth quarter of 2005.

In the second quarter of 2004, the Company wrote off goodwill of $18 million (included in “Restructuring net gain”) associated with the Specialty Polymers business (Performance Chemicals segment), following the completion of an impairment calculation related to a continued decline in the sales of a line of products manufactured by Hampshire Chemical. See Notes C and F for additional information.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At September 30, 2005			At December 31, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$265	$(132)	$133	$289	$(138)	$151
Patents	150	(101)	49	154	(95)	59
Software	356	(213)	143	352	(193)	159
Trademarks	136	(35)	101	139	(31)	108
Other	102	(53)	49	108	(50)	58
Total	$1,009	$(534)	$475	$1,042	$(507)	$535

Amortization expense for other intangible assets (not including software) was $13 million in the third quarter of 2005, compared with $19 million in the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $40 million, compared with $51 million for the first nine months of 2004. Amortization expense for software, which is included in “Cost of sales,” totaled $10 million in both the third quarter of 2005 and 2004. Year to date, amortization expense for software was $32 million, compared with $27 million for the first nine months of 2004. Total estimated amortization expense for 2005 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2005	$96
2006	89
2007	80
2008	75
2009	36
2010	22

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

Breast Implant Matters

On May 15, 1995, Dow Corning Corporation (“Dow Corning”), in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the Bankruptcy Code to resolve litigation related to Dow Corning’s breast implant and other silicone medical products. On June 1, 2004, Dow Corning’s Joint Plan of Reorganization (the “Joint Plan”) became effective and Dow Corning emerged from bankruptcy. The Joint Plan contains release and injunction provisions resolving all tort claims brought against various entities, including the Company, involving Dow Corning’s breast implant and other silicone medical products.

To the extent not previously resolved in state court actions, cases involving Dow Corning’s breast implant and other silicone medical products filed against the Company are currently pending in the U.S. District Court for the Eastern District of Michigan (the “District Court”) as a result of being transferred to that court for resolution in the context of the Joint Plan. Should cases involving Dow Corning’s breast implant and other silicone medical products be filed against the Company in the future, they will be accorded similar treatment. On October 6, 2005, all such cases then pending in the District Court against the Company were dismissed. It is the opinion of the Company’s management that the possibility is remote that a resolution of all such cases will have a material adverse impact on the Company’s consolidated financial statements.

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At September 30, 2005, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $380 million at December 31, 2004, for environmental remediation and restoration costs, including $45 million for the remediation of Superfund sites. At September 30, 2005, the Company had accrued obligations of $361 million for environmental remediation and restoration costs, including $43 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for review and approval by the MDEQ. Scope of Work documents were submitted to the MDEQ and were the subject of public comment. On December 12, 2003, the MDEQ provided its formal response to the Company’s August 11, 2003 Scope of Work documents in the form of a Notice of Deficiency (the “Notice”) that required the Company to respond to the Notice by February 17, 2004. The Company submitted revised Scope of Work documents on February 17, 2004. Continuing discussions between the Company and the MDEQ regarding how to proceed with off-site corrective action under the License resulted in the execution of the Framework for an Agreement Between the State of Michigan and The Dow Chemical Company (the “Framework”) on January 20, 2005. The Framework commits the Company to take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River, conduct certain studies, and propose a remedial investigation work plan by the end of 2005. The interim remedial actions required by the Framework are currently underway. The Framework also contemplates that the Company, the State of Michigan and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. At the end of 2004, the Company had an accrual for off-site corrective action of $12 million (included in the total accrued obligation of $380 million at December 31, 2004) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At September 30, 2005, the accrual for off-site corrective action was $9 million (included in the total accrued obligation of $361 million at September 30, 2005).

It is the opinion of the Company’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Company’s consolidated financial statements.

Asbestos-Related Matters of Union Carbide Corporation

The following disclosure should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate.

In November 2004, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In response to this request, ARPC reviewed and analyzed data through November 14, 2004, and again concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. ARPC did advise Union Carbide, however, that it was reasonable and feasible to construct a new estimate of the cost to Union Carbide of resolving current and future asbestos-related claims using the same two widely used forecasting methodologies used by ARPC in its January 2003 study, if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

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

The resulting study completed by ARPC in January 2005 stated that the undiscounted cost to Union Carbide of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, Union Carbide’s recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide’s recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC’s studies, Union Carbide’s recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide’s management determined that no change to the accrual was required at December 31, 2004.

Based on Union Carbide’s review of 2005 activity, Union Carbide determined that no change to the accrual was required at September 30, 2005.

Union Carbide’s asbestos-related liability for pending and future claims was $1.5 billion at September 30, 2005 and $1.6 billion at December 31, 2004. At September 30, 2005, approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The Wellington Agreement and other agreements with insurers are designed to facilitate an orderly resolution and collection of Union Carbide’s insurance policies and to resolve issues that the insurance carriers may raise.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $550 million at September 30, 2005 and $712 million at December 31, 2004. At September 30, 2005, $443 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2005	Dec. 31, 2004
Receivables for defense costs	$86	$85
Receivables for resolution costs	333	406
Total	$419	$491

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $24 million in the third quarter of 2005 ($19 million in the third quarter of 2004) and $56 million in the first nine months of 2005 ($92 million in the first nine months of 2004), and was reflected in “Cost of sales.”

In September 2003, Union Carbide filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the “West Virginia action”) and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the “New York action”). Through the third quarter of 2005, Union Carbide reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Because of the uncertainties described above, Union Carbide’s management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide’s management believes that it is reasonably possible that the cost of disposing of Union Carbide’s asbestos-related claims, including future defense costs, could have a material adverse impact on Union Carbide’s results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

It is the opinion of Dow’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

Synthetic Rubber Industry Matters

In 2003, the U.S., Canadian and European competition authorities initiated separate investigations into alleged anticompetitive behavior by certain participants in the synthetic rubber industry. DuPont Dow Elastomers L.L.C. (“DDE”), a 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), and certain subsidiaries of the Company (but as to the investigation in Europe only) have responded, or are in the process of responding, to requests for documents and are otherwise cooperating in the investigations. Separately, related civil actions have been filed in various U.S. federal and state courts. Certain of these actions have named the Company.

On April 8, 2004, DuPont issued a press release stating that DuPont and the Company had entered into a series of agreements that, among other things: enabled DuPont to direct DDE’s response to these investigations and related litigation; resulted in DuPont funding 100 percent of any potential DDE liabilities and costs up to $150 million, with DuPont also funding more than 75 percent of the excess, if any; and granted the Company the option to acquire certain DDE assets in a cashless transaction which, if exercised, would obligate DuPont to acquire the Company’s remaining equity interest in DDE. DuPont concurrently announced on April 8, 2004, that it was taking a charge of $150 million related to anticipated expenses. On January 19, 2005, the U.S. Department of Justice announced that DDE had agreed to plead guilty to one count of price fixing in the polychloroprene industry and accept a fine of $84 million. Also on January 19, 2005, DuPont announced that it was taking an additional charge of $118 million related to DDE. On March 31, 2005, the U.S. Federal District Court (N.D. California) accepted the proposed plea arrangement. Based on the Company’s agreement with DuPont, the Company expects that its responsibility with respect to these DDE liabilities will not be material.

Additionally, on January 3, 2005, the Company and DuPont announced that the Company had exercised its option to acquire certain assets relating to ethylene elastomers and chlorinated elastomers from DDE, including ENGAGETM, NORDELTM and TYRINTM elastomers, through an equity redemption transaction involving the Company’s equity interest in DDE. As a result of this option exercise, DuPont purchased the Company’s remaining equity interest in DDE for $87 million; the dissolution of the joint venture was completed on June 30, 2005. As a result of this transaction, the Company decreased its investment in nonconsolidated affiliates and recorded $324 million in net property, $122 million in inventories, and $48 million in other net assets.

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

Summary

Except for the possible effect of Union Carbide’s asbestos-related liability described above, it is the opinion of the Company’s management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company’s consolidated financial statements.

Purchase Commitments

At December 31, 2004, the Company had several agreements for the purchase of ethylene-related products globally. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under the agreements were $622 million in 2004. Another agreement for the purchase of ethylene-related products in North America became effective on January 1, 2005. The Company’s commitments associated with all of these agreements are included in the table below.

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

Guarantees

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to 14 years, and trade financing transactions in Latin America, which typically expire within one year of inception.

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

The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2005 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$338	$42
Residual value guarantees	2015	1,339	6
Total guarantees		$1,677	$48

Guarantees at December 31, 2004 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2018	$729	$202
Residual value guarantees	2015	1,342	4
Total guarantees		$2,071	$206

In January 2005, the Company contributed $170 million to Cargill Dow, a 50:50 joint venture, and obtained a release from its commitments with respect to Cargill Dow’s debt obligations. On January 31, 2005, Dow transferred its 50 percent interest in Cargill Dow to Cargill. See Note C for additional information.

NOTE I – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Defined Benefit Pension Plans:
Service cost	$71	$64	$215	$196
Interest cost	202	201	611	600
Expected return on plan assets	(263)	(271)	(794)	(808)
Amortization of prior service cost	6	5	18	16
Amortization of net loss	28	7	85	20
Special termination/curtailment cost (1)	—	—	—	40
Net periodic benefit cost	$44	$6	$135	$64

Other Postretirement Benefits:
Service cost	$6	$6	$18	$18
Interest cost	31	31	93	97
Expected return on plan assets	(7)	(6)	(21)	(18)
Amortization of prior service credit	(2)	(2)	(6)	(8)
Amortization of net loss	3	2	9	6
Special termination/curtailment cost (1)	—	—	—	31
Net periodic benefit cost	$31	$31	$93	$126

(1) See Note C for information regarding curtailment costs recorded in the second quarter of 2004.

Employer Contributions

Pension Plans

The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee’s three highest consecutive years of compensation.

The Company’s funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. Dow expects to contribute $700 million to its pension plans in 2005. Contributions of $634 million were made in the first nine months of 2005.

Other Postretirement Benefits

The Company provides certain health care and life insurance benefits to retired employees. The Company has one non-U.S. plan, which is insignificant; therefore, this discussion relates to the U.S. plans only. The plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. For employees hired before January 1, 1993, the plans provide benefits supplemental to Medicare when retirees are eligible for these benefits. The Company and the retiree share the cost of these benefits, with the Company portion increasing as the retiree has increased years of credited service. There is a cap on the Company portion. The Company has the ability to change these benefits at any time.

The Company funds most of the cost of these health care and life insurance benefits as incurred. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2005. Consistent with that expectation, no contributions were made in the first nine months of 2005. Benefit payments to retirees under these plans are expected to be $205 million in 2005. Payments of $106 million were made in the first nine months of 2005.

NOTE J – EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations	Three Months Ended Sept. 30, 2005		Nine Months Ended Sept. 30, 2005
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$801	$801	$3,419	$3,419
Weighted-average common shares outstanding	965.2	965.2	962.1	962.1
Add dilutive effect of stock options and awards	—	13.2	—	12.1
Weighted-average common shares for EPS calculations	965.2	978.4	962.1	974.2
Earnings per common share	$0.83	$0.82	$3.55	$3.51
Stock options and deferred stock awards excluded from EPS calculations (1)		12.4		4.9

(1)          Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

Earnings Per Share Calculations	Three Months Ended Sept. 30, 2004		Nine Months Ended Sept. 30, 2004
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$617	$617	$1,771	$1,771
Weighted-average common shares outstanding	940.9	940.9	937.0	937.0
Add dilutive effect of stock options and awards	—	10.5	—	11.8
Weighted-average common shares for EPS calculations	940.9	951.4	937.0	948.8
Earnings per common share	$0.66	$0.65	$1.89	$1.87
Stock options excluded from EPS calculations (2)		5.3		4.5

(2)   Outstanding options to purchase shares of common stock that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE K– OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Operating Segments and Geographic Areas	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Operating segment sales
Performance Plastics	$2,939	$2,417	$8,467	$6,875
Performance Chemicals	1,906	1,694	5,816	4,894
Agricultural Sciences	615	657	2,635	2,610
Plastics	2,900	2,608	8,682	7,167
Chemicals	1,297	1,340	4,126	3,986
Hydrocarbons and Energy	1,541	1,294	4,443	3,480
Unallocated and Other	63	62	221	213
Total	$11,261	$10,072	$34,390	$29,225
Operating segment EBIT (1)
Performance Plastics	$580	$238	$1,494	$697
Performance Chemicals	298	162	1,035	417
Agricultural Sciences	(28)	43	469	545
Plastics	420	428	1,795	1,134
Chemicals	168	292	863	1,191
Hydrocarbons and Energy	—	—	—	(1)
Unallocated and Other	(164)	(129)	(579)	(917)
Total	$1,274	$1,034	$5,077	$3,066
Geographic area sales
United States	$4,123	$3,771	$12,868	$11,013
Europe	4,036	3,457	12,643	10,356
Rest of World	3,102	2,844	8,879	7,856
Total	$11,261	$10,072	$34,390	$29,225

(1)          The Company uses EBIT (which Dow defines as earnings (loss) before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes.  EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole.  A reconciliation of EBIT to “Net Income Available for Common Stockholders” is provided below:

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
EBIT	$1,274	$1,034	$5,077	$3,066
+ Interest income	42	19	98	58
- Interest expense and amortization of debt discount	168	193	543	561
- Provision for income taxes	328	214	1,153	702
- Minority interests’ share in income	19	29	60	90
Net Income Available for Common Stockholders	$801	$617	$3,419	$1,771

Transfers of products between operating segments are generally valued at cost. Transfers of products to the Agricultural Sciences segment from the other segments, however, are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2005 and 2004 were immaterial.

NOTE L– SUBSEQUENT EVENT

On October 3, 2005, the Company announced that Union Carbide Corporation had agreed on September 30, 2005, to the sale of its indirect 50 percent interest in UOP LLC (“UOP”) to Honeywell Specialty Materials LLC (which currently owns the remaining 50 percent interest in UOP) for a purchase price of $825 million plus or minus 50 percent of UOP’s net cash at closing. The transaction, which is subject to regulatory review, is expected to be completed in the fourth quarter of 2005 and result in the recording of a gain.

The Dow Chemical Company and Subsidiaries

PART I – FINANCIAL INFORMATION, Item 2.  Management’s Discussion and

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

OVERVIEW

The third quarter of 2005 presented a number of challenges for the Company. Feedstock and energy costs continued to rise sharply, adding approximately $850 million of costs in the third quarter compared with the same period last year, bringing the year-to-date increase to $2.8 billion. In addition, two major hurricanes caused significant disruption in Dow’s operations on the U.S. Gulf Coast and logistics across the region. St. Charles Operations in Hahnville, Louisiana were shut down as a result of Hurricane Katrina, and normal operations were not restored for approximately four weeks. Then, as a precautionary measure, Texas Operations in Freeport, Texas were shut down due to the threat of Hurricane Rita. Normal operations at this facility were restored in approximately nine days. Operations were also halted or reduced at manufacturing facilities in Seadrift and Texas City, Texas and Plaquemine, Louisiana, as well as other sites in Texas and Louisiana, with disruptions ranging from three to five days. Dow’s facilities did not suffer any significant structural damage; the biggest impact of the hurricanes, although not material after insurance, was lost margin on sales due to the inability to produce and/or ship product and higher costs associated with reduced operating rates.

In the face of these challenges, the Company’s management and employees continued to focus on financial discipline, lowering the total cost to serve customers and price/volume management, in order to further improve Dow’s financial performance. Progress toward this goal continued in the third quarter of 2005. Dow’s results for the quarter included a 12 percent increase in selling prices over the third quarter of last year, which more than offset higher feedstock and energy costs, an increase in operating expenses and the impact of lower operating rates. The third quarter of 2005 was the eleventh consecutive quarter in which the Company achieved some degree of margin restoration (i.e., higher selling prices absorbed increases in feedstock and energy costs to partially restore margins). Capital spending was $400 million in the third quarter ($1,050 million year to date), consistent with the Company’s plan to spend approximately $1.5 billion in 2005. Dow’s results for the three-month and nine-month periods ending September 30, 2005 are discussed further in this section.

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Sales	$11,261	$10,072	$34,390	$29,225

Cost of sales	9,610	8,697	28,247	24,949
Percent of sales	85.3%	86.3%	82.1%	85.4%

Research and development, and selling, general and administrative expenses	643	589	1,943	1,812
Percent of sales	5.7%	5.8%	5.6%	6.2%

Effective tax rate	28.6%	24.9%	24.9%	27.4%

Net income available for common stockholders	$801	$617	$3,419	$1,771

Earnings per common share – basic	$0.83	$0.66	$3.55	$1.89
Earnings per common share – diluted	$0.82	$0.65	$3.51	$1.87

Operating rate percentage	84%	90%	84%	88%

RESULTS OF OPERATIONS

Net sales for the third quarter of 2005 were $11.3 billion, up 12 percent from $10.1 billion in the third quarter of last year. Compared with the same quarter of last year, prices rose 12 percent; volume was flat versus last year’s very strong volume (see the Sales Volume and Price table at the end of the section entitled “Segment Results”). Prices were up in all operating segments and all geographic areas due to the continuing increase in feedstock and energy costs and improved industry fundamentals. While volume improved in Performance Plastics (up 5 percent, principally due to the addition of sales of ENGAGETM, NORDELTM and TYRINTM elastomers, acquired by the Company when it divested its interest in DuPont Dow Elastomers L.L.C. (“DDE”); see Note H to the Consolidated Financial Statements), Plastics (up 2 percent) and Hydrocarbons and Energy (up 7 percent), the improvement was offset by volume declines in Performance Chemicals (down 4 percent), Agricultural Sciences (down 8 percent) and Chemicals (down 12 percent). Sales for the first nine months of 2005 were $34.4 billion, up 18 percent from $29.2 billion in the first nine months of last year. Compared with last year, prices were up 20 percent, while volume declined 2 percent. Compared with 2004, volume declined in part due to divestitures completed by the Company in 2004. Excluding the mid-2004 divestiture of assets in conjunction with the formation of Equipolymers and MEGlobal (50:50 joint ventures with Petrochemical Industries Company (“PIC”) of Kuwait; see Note D to the Consolidated Financial Statements), volume was up 1 percent for Plastics (versus a reported decline of 1 percent) and down 5 percent for Chemicals (versus a reported decline of 15 percent).

Gross margin for the third quarter of 2005 was $1.7 billion, compared with $1.4 billion in the third quarter of last year. Gross margin improved as higher selling prices of approximately $1.2 billion more than offset an increase of approximately $850 million in feedstock and energy costs and the unfavorable impact of lower operating rates. Year to date, gross margin was $6.1 billion, compared with $4.3 billion in the first nine month of 2004.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 84 percent in the third quarter of 2005, compared with 90 percent in the third quarter of 2004. The Company’s operating rate was reduced by approximately 4 percentage points due to hurricane-related shutdowns on the U.S. Gulf Coast during the third quarter of 2005. For the first nine months of 2005, Dow’s global plant operating rate was 84 percent, down from 88 percent in the same period of 2004.

Personnel count was 42,821 at September 30, 2005, down from 43,203 at December 31, 2004 and 43,630 at September 30, 2004. Headcount continued to decline, despite the addition of approximately 115 employees associated with the acquisition of businesses from DDE, as the Company remained focused on improving organizational efficiency and financial performance.

Operating expenses (research and development, and selling, general and administrative expenses) were $643 million in the third quarter of 2005, up $54 million or 9 percent, from $589 million in the third quarter of last year. Selling, general and administrative (“SG&A”) expenses were up $38 million, due in part to an increase in selling expenses for agricultural products related to new product launches, and an increase in administrative expenses largely due to an increase in the allowance for doubtful receivables (related to the impact of higher energy costs on some customers and difficult economic conditions in Brazil). Research and development (“R&D”) expenses increased $16 million. Despite these increases, third quarter operating expenses remained low as a percent of net sales. For the first nine months of 2005, operating expenses totaled $1,943 million and were up $131 million or 7 percent from $1,812 million in the first nine months of 2004. The increase included higher R&D expenses of $29 million and higher SG&A expenses of $102 million related in part to an increase of approximately $44 million in the allowance for doubtful receivables (reflecting the higher level of sales, unstable economic conditions in Brazil and increased risk in receivables due to higher energy costs).

Amortization of intangibles was $13 million in the third quarter of 2005, compared with $19 million in the third quarter of last year. For the first three quarters of 2005, amortization of intangibles was $40 million, down from $64 million for the same period last year. Amortization of intangibles was higher in 2004 primarily due to the write-off of goodwill associated with Hampshire Chemical’s manufacturing facility in Nashua, New Hampshire, that produced HAMPOSYLTM surfactants. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYLTM surfactants and, as a result, wrote off goodwill of $13 million associated with this line of business in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; demolition is underway and is expected to be completed in the fourth quarter of 2005. See Notes F and G to the Consolidated Financial Statements for additional information.

In the second quarter of 2004, the Company recorded a net pretax gain of $20 million related to restructuring activities. The net impact of these transactions, shown as “Restructuring net gain” in the consolidated statements of income, included gains totaling $563 million related to the divestiture of assets in conjunction with the formation of two new joint ventures, MEGlobal and Equipolymers; asset impairments of $99 million related to the future sale or shutdown of facilities; the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC (“Cargill Dow”), reflected in Unallocated and Other; and employee-related restructuring charges of $296 million, reflected in

Unallocated and Other. The gain related to MEGlobal was $439 million and was reflected in the Chemicals segment. The gain related to Equipolymers was $124 million and was reflected in the Plastics segment. The employee-related restructuring charges included severance of $225 million for a workforce reduction of 2,455 people and curtailment costs of $71 million associated with Dow’s defined benefit plans. For additional information, see Notes C, D, F and G to the Consolidated Financial Statements.

Dow’s share of the earnings of nonconsolidated affiliates was $240 million in the third quarter of 2005, compared with $232 million in the third quarter of last year. For the first nine months of 2005, equity earnings were $739 million, compared with $626 million for the same period last year. Compared with last year, equity earnings improved due to stronger results from a number of the Company’s joint ventures (including Dow Corning Corporation (“Dow Corning”), Siam Polyethylene Company Limited, and UOP LLC), the addition of earnings from MEGlobal, and the absence of equity losses from Cargill Dow. On January 31, 2005, the Company exited Cargill Dow by transferring its 50 percent interest to the joint venture partner, Cargill, Incorporated (see Note C to the Consolidated Financial Statements). In 2004, year-to-date equity earnings included the favorable impact of the recognition of investment tax allowances by one of the Company’s joint ventures in the second quarter of 2004.

Sundry income - net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income - net for the third quarter of 2005 was $39 million compared with $35 million in the third quarter of 2004. Year to date, net sundry income was $178 million compared with $20 million in the first nine months of 2004. Year to date, net sundry income included a $70 million pretax gain ($41 million reflected in the Chemicals segment; $29 million reflected in the Plastics segment) on the sale of a portion of Union Carbide’s interest in EQUATE Petrochemical Company K.S.C. (“EQUATE”) in the first quarter of 2005. In November 2004, Union Carbide sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer, which resulted in the first quarter gain and reduced Union Carbide’s ownership interest from 45 percent to 42.5 percent. In addition, compared with last year, year-to-date net sundry income was positively impacted by a favorable change in foreign exchange hedging results and negatively impacted by a loss of $31 million associated with the early extinguishment of $845 million of debt in the second quarter of 2005. In 2004, year-to-date net sundry income was reduced by a loss of approximately $30 million on the sale of assets (reflected in Unallocated and Other).

Net interest expense (interest expense less capitalized interest and interest income) was $126 million in the third quarter of 2005, compared with $174 million in the third quarter of last year. Year to date, net interest expense was $445 million, down from $503 million in the first nine months of 2004. Compared with last year, net interest expense was lower due to higher interest income, reflecting significantly higher levels of cash and cash equivalents, and lower interest expense, reflecting a significant reduction in total debt.

The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. The effective tax rate for the third quarter was 28.6 percent, versus 24.9 percent for the third quarter of 2004. The effective tax rate for the first nine months of the year was 24.9 percent, compared with 27.4 percent for the same period last year. In the second quarter of 2005, the Company finalized its plan for the repatriation of foreign earnings subject to the requirements of the American Jobs Creation Act of 2004 (“AJCA”), resulting in a credit to the “Provision for income taxes” of $113 million (see Note B to the Consolidated Financial Statements). Absent this credit, the effective tax rate for the first nine months of 2005 would have been 27.3 percent.

Minority interests’ share of net income was $19 million in the third quarter of 2005, down from $29 million in the third quarter of last year. Year to date, minority interests’ share of net income was $60 million, compared with $90 million in the first nine months of last year. During the first quarter of 2005, the Company purchased the remaining 28 percent of PBBPolisur S.A. for $98 million, resulting in the decline in minority interests’ share of net income compared with 2004.

Net income available for common stockholders was $801 million or $0.82 per share for the third quarter of 2005, compared with $617 million or $0.65 per share for the third quarter of 2004. Net income for the first nine months of 2005 was $3.4 billion or $3.51 per share, compared with $1.8 billion or $1.87 per share for the same period of 2004.

The following tables summarize the impact of certain items (described previously in this section) recorded in the nine-month periods ended September 30, 2005 and 2004:

	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Gain on sale of EQUATE shares	$70	—	$46	—	$0.05	—
Loss on early extinguishment of debt	(31)	—	(20)	—	(0.02)	—
AJCA repatriation of foreign earnings	—	—	113	—	0.12	—
Employee-related restructuring charges	—	$(296)	—	$(200)	—	$(0.21)
Gains on divestitures of assets related to formation of MEGlobal and Equipolymers joint ventures	—	563	—	379	—	0.40
Asset impairments	—	(99)	—	(69)	—	(0.08)
Recognition of liability related to Cargill Dow loan guarantee	—	(148)	—	(93)	—	(0.10)
Total	$39	$20	$139	$17	$0.15	$0.01

(1)    Impact on “Income before Income Taxes and Minority Interests”

(2)    Impact on “Net Income Available for Common Stockholders”

(3)    Impact on “Earnings per common share – diluted”

SEGMENT RESULTS

The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. See Note K to the Consolidated Financial Statements for a reconciliation of EBIT to “Net Income Available for Common Stockholders.”

PERFORMANCE PLASTICS

Performance Plastics sales were $2,939 million for the third quarter of 2005, up 22 percent from $2,417 million in the third quarter of 2004. Compared with last year, prices rose 17 percent and volume grew 5 percent. Beginning July 1, 2005, sales of ENGAGETM, NORDELTM and TYRINTM elastomers – acquired by the Company when it divested its interest in DDE on June 30, 2005 (see Note H to the Consolidated Financial Statements) – are now being reported as part of the Performance Plastics segment. Excluding the acquisition of these products and the divestiture of the DERAKANETM business in the fourth quarter of 2004, volume decreased 1 percent. In the third quarter of 2005, EBIT for the segment increased significantly to $580 million, from $238 million in third quarter 2004, as the impact of higher selling prices more than offset the higher cost of raw materials.

Building and Construction sales for the third quarter of 2005 were up 7 percent from a year ago, due to a 6 percent increase in prices and a 1 percent increase in volume. Compared with last year, the increase in sales was led by STYROFOAMTM insulation sold into the building industry, with increases in both price and volume. Sales were strong in North America and Europe, but down in Latin America and Asia Pacific. EBIT increased compared with the third quarter of 2004 due to higher selling prices and lower styrene costs.

Dow Automotive sales were up 15 percent from a year ago, setting a record for third quarter sales. Compared with the third quarter of last year, prices rose 11 percent, with increases in all geographic areas, while volume grew 4 percent. Volume grew more than the industry’s increase in automotive production, due to successful differentiation of Dow products. Demand was especially strong in Latin America and Europe. EBIT for the business improved versus the third quarter of last year, principally due to higher selling prices, higher volume and lower operating expenses.

Engineering Plastics sales for the quarter were up 20 percent from the third quarter of last year, reflecting a 19 percent increase in prices, driven by higher feedstock costs and tight industry supply/demand balances for polycarbonate, and a 1 percent increase in volume. While volume was up for polycarbonate products, volume declined versus last year for copolymers, and compounds and blends. EBIT for the third quarter of 2005 improved significantly, primarily due to higher selling prices, as the business focused on enhancing profitability through price/volume management. Higher equity earnings also contributed to the increase in EBIT.

Sales of Epoxy Products and Intermediates for the third quarter of 2005 increased 9 percent due to a 21 percent increase in prices, partially offset by a decline in volume of 12 percent. Prices increased in all geographic areas as the business focused on recovering margin lost to high raw material costs. Compared with last year, volume declined for most products and in all geographic areas, due in part to the Company’s efforts to improve margins. Volume was also affected by the impact of Hurricane Rita on the business’ production facilities in Texas. EBIT in the third quarter of 2005 improved as higher selling prices more than offset the decline in volume and lower operating rates.

Polyurethanes and Thermoset Systems sales for the quarter were up 16 percent from the third quarter of 2004. Compared with last year, prices rose 21 percent, driven by price increases for polyols and methylene diphenyl diisocyanate (“MDI”), while volume declined 5 percent. Volume improved in the Thermoset Systems business, while volume for most polyurethane products declined due to some softness in industry conditions and a strategic shift to sell a higher percentage of these products through the Thermoset Systems business. Despite the decline in volume and lower operating rates, EBIT improved significantly from last year due to increased margins resulting from higher selling prices.

Technology Licensing and Catalyst sales for the third quarter were up 46 percent from the same period a year ago due to increased revenues in polyethylene, polypropylene, and ethylene oxide/ethylene glycol licensing. Compared with the third quarter of last year, EBIT increased significantly due to the increase in sales and higher equity earnings, primarily from Univation Technologies, LLC and UOP LLC.

Wire and Cable Compounds sales for the quarter were up 17 percent from last year, due to a 15 percent increase in price and a 2 percent increase in volume. Despite higher selling prices, EBIT for the quarter declined due to an increase in raw material costs and a decline in equity earnings from last year. Equity earnings in the third quarter of 2004 included the Company’s share of a gain on the sale of Nippon Unicar Company Limited’s silicon business.

For the first nine months of 2005, sales for the Performance Plastics segment increased 23 percent from $6,875 million in 2004 to $8,467 million in 2005. The increase was due to a 22 percent increase in prices and a 1 percent increase in volume. Year to date, EBIT for the segment was $1,494 million, up significantly from $697 million in 2004, as higher selling prices and higher equity earnings more than offset increased raw material costs and lower operating rates. In 2004, EBIT for the segment was negatively impacted by the first quarter write-down of the net book value of the Company’s polyols production facility in Priolo, Italy ($22 million), following Dow’s decision to close the facility (see Note F to the Consolidated Financial Statements).

PERFORMANCE CHEMICALS

Performance Chemicals sales were $1,906 million in the third quarter of 2005, up 13 percent from $1,694 million in the third quarter of 2004. Compared with last year, prices rose 17 percent, while volume declined 4 percent. EBIT for the third quarter was $298 million, up from $162 million in the third quarter of 2004. Compared with the third quarter of last year, EBIT improved as higher selling prices and higher equity earnings more than offset higher raw material costs, a decline in volume and lower operating rates.

Acrylics and Oxide Derivatives sales for the quarter were up 12 percent from the third quarter of 2004, reflecting a 25 percent increase in prices and a 13 percent decline in volume, principally due to softer industry demand and the impact of the hurricanes on plant operations. Prices increased due to rising raw material costs. Compared with last year, EBIT improved significantly as higher selling prices and higher equity earnings from OPTIMAL overcame an increase in raw material costs, a decline in volume and lower operating rates.

Dow Latex sales for the quarter were up 16 percent compared with the third quarter of 2004, as prices rose 18 percent and volume declined 2 percent. Prices for styrene-butadiene latex sold into the coated paper and carpet industries continued to rise, driven by increased butadiene monomer costs. While volume of acrylic latexes sold to key paint manufacturers in North America improved, it was offset by a decline in volume for styrene-butadiene latex due to weak demand within the paper industry. EBIT improved significantly from last year as higher selling prices helped to restore margins.

Specialty Chemicals sales were up 11 percent compared with the third quarter of 2004, due to a 10 percent increase in prices and a 1 percent increase in volume, as the business sought to maximize margins through price/volume management. Price increases were driven by a tight industry supply/demand balance and higher propylene- and ethylene-based raw material costs. EBIT was up from last year as higher selling prices and higher equity earnings from OPTIMAL more than offset higher raw material costs.

Specialty Polymers sales were up 6 percent compared with the third quarter of 2004, due to a 4 percent increase in volume and a 2 percent increase in prices. While volume was strong in Latin America, Europe and Asia Pacific, volume declined in North America, affected by two U.S. Gulf Coast hurricanes and a decline in demand for certain products used for building materials and paint applications. Volume was strong in the third quarter of 2005 for FILMTECTM membranes, METHOCELTM cellulose ethers, POLYOXTM water soluble resins and hair/skin care products from Amerchol Corporation. As a result of the increases in both volume and price, EBIT improved from last year.

Performance Chemicals sales were $5,816 million for the first nine months of the year, up 19 percent from $4,894 million in the same period last year, reflecting a 21 percent increase in prices and a 2 percent decline in volume. EBIT for the first nine months of 2005 was $1,035 million, compared with $417 million for the same period of 2004. EBIT improved significantly in 2005 as higher selling prices more than offset the impact of increased feedstock costs, lower volume and operating rates, and a decline in equity earnings. In 2004, EBIT was negatively impacted by charges of $111 million for asset impairments as follows: a $60 million write-down of the Company’s contract manufacturing plant in Smithfield, Rhode Island, resulting from the pending sale or shutdown of the site; a $21 million partial write-down of a Specialty Polymers business; an $8 million write-off of a latex manufacturing facility, which was shut down in the second quarter of 2004; and $22 million related to the shutdown of Hampshire Chemical’s Nashua, New Hampshire, manufacturing site. See Notes F and G to the Consolidated Financial Statements for additional information regarding the 2004 asset impairments.

AGRICULTURAL SCIENCES

Sales in the third quarter of 2005 for the Agricultural Sciences segment were $615 million, down 6 percent from $657 million in the third quarter of 2004. Compared with last year, volume decreased 8 percent while prices rose 2 percent. While volume improved for seeds in the third quarter of 2005, especially for sunflower seed in Argentina and the United States due to increased demand for heart-healthy oils, volume declined in many of the business’ agricultural chemicals. In the United States, sales were reduced due to lack of soybean rust infestation. Volumes in Brazil declined due to lower soybean herbicide sales and challenging economic conditions. Insecticide volumes were impacted by lack of insect pressure and competing technologies in Pakistan and India. Partially offsetting these declines, sales of chlorpyrifos insecticides in the United States improved due to a mite and aphid outbreak on soybeans. EBIT for the third quarter of 2005 was a loss of $28 million, compared with a gain of $43 million for the third quarter of 2004. Compared with last year, EBIT declined due to lower volume, lower operating rates, and increased spending for new product launches including penoxulam herbicide, aminopyralid insecticide and WIDESTRIKETM cotton traits.

For the first nine months of 2005, Agricultural Sciences sales were $2,635 million, up 1 percent from $2,610 million in 2004. Compared with the first nine months of 2004, prices increased 4 percent while volume declined 3 percent. Year-to-date EBIT for 2005 was $469 million, down from $545 million in the first nine months of 2004.

PLASTICS

Plastics sales for the third quarter of 2005 were $2,900 million, up 11 percent from $2,608 million a year ago, as prices increased 9 percent and volume grew 2 percent. Price increases were reported in all geographic areas, driven by increases in feedstock and energy costs, with the most significant increases occurring in the United States. During the third quarter of 2005, Dow’s U.S. Gulf Coast manufacturing facilities were temporarily shutdown due to two hurricanes. Compared with the third quarter of last year, volume grew in all geographic areas except North America, where volume declined 4 percent due to the hurricanes. EBIT for the third quarter of 2005 was $420 million, down from $428 million for the same period last year. Despite the increase in selling prices, EBIT declined versus the third quarter of last year due to significantly higher feedstock and energy costs and the unfavorable impact of lower operating rates.

Polyethylene sales were up significantly from the third quarter of 2004, as prices increased 12 percent and volume increased 4 percent. Double-digit price increases were recorded in North America, driven by escalating feedstock and energy costs. Compared with the same period last year, prices rose in all other geographic areas as well. Volume in North America declined slightly during the quarter as a result of the hurricanes, while solid volume growth was recorded in Asia Pacific, Europe and Latin America. Compared with last year, EBIT for the third quarter improved slightly as increased selling prices roughly offset feedstock and energy costs for the business.

Polypropylene sales were up 2 percent over the third quarter of 2004, due to a 7 percent increase in prices, substantially offset by a 5 percent decline in volume. Price increases, which reflected the impact of higher feedstock and energy costs, were recorded in all geographic areas, except Asia Pacific, compared with the third quarter of 2004. Volume declined significantly in North America due to the hurricane-related shutdown of Dow’s polypropylene facilities along the U.S. Gulf Coast. The polypropylene plant at St. Charles Operations in Louisiana was down for approximately one month, resulting in a declaration of force majeure for this location. Compared with last year, EBIT for the third quarter of 2005 declined as the higher selling prices were more than offset by higher feedstock and energy costs and hurricane-related production outages.

Polystyrene sales for the third quarter of 2005 were up 5 percent, as prices increased 1 percent and volume increased 4 percent. Strong improvement in price was recorded in North America as the business increased prices in response to higher energy costs and limited styrene monomer availability due to the hurricanes. In Europe and Asia Pacific, prices were down from the third quarter of 2004, due to significantly lower styrene monomer costs. While volume was down in North America as a result of the hurricanes, demand in Europe and Asia Pacific improved significantly over 2004, resulting in improved volume overall. Despite lower styrene monomer costs, EBIT for the third quarter of 2005 was relatively flat, primarily due to hurricane-related costs. During the third quarter of 2005, operating rates declined and the business declared force majeure due to the limited availability of styrene monomer.

Plastics sales for the first nine months of 2005 were $8,682 million, up 21 percent from $7,167 million in the first nine months of 2004. Compared with 2004, prices were up 22 percent, while volume declined 1 percent. Compared with last year, volume declined in Europe due to the mid-2004 formation of Equipolymers, a 50:50 joint venture with PIC.  Beginning July 1, 2004, sales of purified terephthalic acid (“PTA”) and polyethylene terephthalate (“PET”) resins are reflected in the operating results of that joint venture. Excluding the impact of this divestiture, year-to-date volume was up 1 percent from the first nine months of 2004. EBIT for the first nine months of 2005 was $1,795 million, up significantly from $1,134 million in the first nine months of 2004. Compared with the first nine months of last year, EBIT improved as higher selling prices and improved equity earnings from Siam Polyethylene Company Limited and EQUATE more than offset the increase in feedstock and energy costs. In addition, EBIT in first nine months of 2005 included a gain of $29 million associated with the sale of EQUATE shares, as previously described in Results of Operations, and a gain of $31 million associated with the divestiture of Dow’s interest in DDE and the acquisition of certain DDE assets. On January 3, 2005, the Company announced it had exercised its option to acquire certain assets (ethylene and chlorinated elastomers, including ENGAGETM, NORDELTM and TYRINTM elastomers) from DDE. The transaction was completed during the second quarter of 2005. See Note H to the Consolidated Financial Statements for information regarding the transaction. EBIT in the first nine months of 2004 included a gain of $124 million on the sale of the PET/PTA business in conjunction with the formation of Equipolymers.

CHEMICALS

Third quarter sales for the Chemicals segment were $1,297 million, down 3 percent from $1,340 million for the third quarter of last year as a 9 percent increase in prices was more than offset by a 12 percent decline in volume. Compared with last year, the improvement in price was driven by increases in caustic soda as supply remained tight and was further restricted by two hurricanes that affected production in the U.S. Gulf Coast late in the third quarter of 2005. The decline in sales volume was primarily due to plant outages caused by the hurricanes, with ethylene oxide and ethylene glycol most significantly impacted. EBIT for the segment was $168 million in the third quarter of 2005, down from $292 million in the same period of last year. Compared with the same period last year, EBIT in the third quarter of 2005 declined as price increases did not keep pace with sharp increases in feedstock and energy costs, resulting in a decline in margin compared with the third quarter of 2004. In addition, equity earnings from EQUATE were lower than last year due to an unplanned outage at the joint venture’s ethylene glycol facility in the third quarter of 2005.

For the first nine months of 2005, sales for the Chemicals segment were $4,126 million, up 4 percent from $3,986 million last year, as prices rose 19 percent and volume declined 15 percent. Compared with the first nine months of last year, volume declined primarily due to the mid-2004 formation of MEGlobal, a 50:50 joint venture with PIC. Since July 1, 2004, certain sales of ethylene glycol are sold by that joint venture, rather than by Dow. Excluding these sales, year-to-date volume for 2005 for the Chemicals segment declined 5 percent compared with the same period of 2004. EBIT for the first nine months of 2005 was $863 million, down from $1,191 million for the first nine months of 2004. EBIT for 2005 included a gain of $41 million associated with the sale of EQUATE shares, as previously described in Results of Operations. EBIT for 2004 included a gain of $439 million associated with the divestiture of assets in conjunction with the formation of MEGlobal. Excluding these gains, year-to-date EBIT for 2005 improved from 2004 as higher selling prices more than offset the impact of higher feedstock and energy costs, lower volume and operating rates, and lower equity earnings. Equity earnings from OPTIMAL and EQUATE were lower than last year, due to unplanned outages at both joint ventures in 2005.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales for the third quarter of 2005 were $1,541 million, up 19 percent from $1,294 million in the third quarter of 2004, as selling prices rose 12 percent and volume grew 7 percent. The significant increase in selling prices was driven by the continued rise in feedstock costs, which were influenced in the third quarter of 2005 by two hurricanes in the U.S. Gulf Coast. While the storms caused minimal property damage to Dow’s facilities, the disruption of oil and gas production in the Gulf of Mexico and the closure of regional shipping ports resulted in a further tightening of ethylene and propylene market conditions and significant increases in feedstock and energy costs. Compared with the third quarter of last year, volume was up due to higher refined product sales and an increase in sales of ethylene due to the formation of MEGlobal. For the first nine months of 2005, sales for the Hydrocarbons and Energy segment were $4,443 million, up 28 percent from $3,480 million last year, due to a 25 percent increase in selling prices and volume growth of 3 percent.

The Hydrocarbons and Energy business transfers materials to Dow’s derivative businesses at cost; therefore, EBIT for the third quarter of 2005 and for the same period last year was $0. Year to date, EBIT for 2005 was $0, compared with a loss of $1 million for the same period of 2004.

UNALLOCATED AND OTHER

Included in the results for Unallocated and Other are:

•                  results of insurance operations,

•                  Dow’s share of the earnings/losses of Dow Corning,

•                  gains and losses on sales of financial assets,

•                  expenses related to Dow Ventures,

•                  asbestos-related defense and resolution costs,

•                  foreign exchange hedging results, and

•                  overhead and other cost recovery variances not allocated to the operating segments.

EBIT for the third quarter of 2005 was a loss of $164 million compared with a loss of $129 million for the third quarter of 2004. Results for the third quarter of 2005 included performance-based stock compensation expense of $36 million ($12 million in the third quarter of 2004), asbestos-related defense and resolution costs (net of insurance) of $24 million ($19 million in the third quarter of 2004), and severance costs of $14 million (no severance was recorded in the third quarter of 2004).

EBIT for the first nine months of 2005 was a loss of $579 million compared with a loss of $917 million for the same period last year. Results for the first nine months of 2005 included an improvement in equity earnings compared with the same period last year (due to improved results from Dow Corning and the absence of equity losses from Cargill Dow), performance-based stock compensation expense of $241 million, asbestos-related defense and resolution costs (net of insurance) of $56 million, and a loss of $31 million associated with the early extinguishment of debt. Results for the first nine months of 2004 included employee-related restructuring charges, including severance of $225 million and curtailment costs of $71 million associated with Dow’s defined benefit plans; the recognition of a $148 million liability associated with a loan guarantee for Cargill Dow; and the write-down of a marine terminal of $10 million (sold in the third quarter of 2004). See Note C to the Consolidated Financial Statements for additional information regarding these restructuring charges. In addition to the restructuring charges, year-to-date results for 2004 were reduced by asbestos-related defense and resolution costs (net of insurance) of $92 million, performance-based stock compensation expense of $42 million, and losses on the sale of assets of $36 million.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended Sept. 30, 2005			Nine Months Ended Sept. 30, 2005
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	5%	17%	22%	1%	22%	23%
Performance Chemicals	(4)	17	13	(2)	21	19
Agricultural Sciences	(8)	2	(6)	(3)	4	1
Plastics	2	9	11	(1)	22	21
Chemicals	(12)	9	(3)	(15)	19	4
Hydrocarbons and Energy	7	12	19	3	25	28
Total	—	12%	12%	(2)%	20%	18%
Geographic area sales
United States	(5)%	14%	9%	(2)%	19%	17%
Europe	8	9	17	1	21	22
Rest of World	(4)	13	9	(7)	20	13
Total	—	12%	12%	(2)%	20%	18%

OUTLOOK

The outlook for the chemical industry remains positive for the fourth quarter, with an expectation of solid demand, driven by continued global GDP growth. In the near term, supply/demand balances for some chemical industry products are expected to be very tight due to constrained industry production following the hurricanes on the U.S. Gulf Coast and other outages. Continued volatility in feedstock and energy costs adds uncertainty to the industry profit outlook. While there is some risk that sustained high energy costs may dampen economic growth in the United States, that risk is moderated by the fact that the overall U.S. economy is less energy intensive than it has been in the past.

Going forward, price momentum is favorable, with significant increases announced in many Dow businesses for the fourth quarter. Demand for Dow products is expected to be roughly the same as in the third quarter, with improvements in some businesses offsetting seasonal declines in others, primarily those related to the building and construction industry and those with significant exposure to pre-holiday demand in China, as that demand typically slows down late in the year. Lingering effects of the hurricanes on logistics and certain raw material supplies may have a negative impact on volume and cost for some Dow products, but the impact is expected to be relatively minor. Purchased feedstock and energy costs are expected to remain highly volatile; therefore, Dow’s costs are expected to increase significantly compared with the third quarter. Forward prices for oil and gas indicate that Dow’s purchased feedstock and energy costs could rise by more than twice the approximately $400 million increase that it experienced during the third quarter. The impact of announced price increases in the fourth quarter should allow Dow to cover these higher purchased feedstock and energy costs, resulting in stable or improved margins for the Company as a whole compared with the third quarter, although the extent of margin recovery will vary from business to business.

Dow will continue to focus on financial discipline and margin management to restore margins to reinvestment levels across its business portfolio. The Company expects to continue to see year-over-year earnings improvements through 2005, and expects 2006 to show further earnings growth.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sept. 30, 2005	Sept. 30, 2004
Cash provided by (used in):
Operating activities	$3,543	$1,548
Investing activities	(1,198)	(225)
Financing activities	(2,092)	(1,308)
Effect of exchange rate changes on cash	(182)	(5)
Net change in cash and cash equivalents	$71	$10

Due to improved earnings year over year, cash provided by operating activities increased significantly in the first nine months of 2005 compared with the same period last year, despite an increase in working capital requirements and contributions of $634 million to the Company’s pension plans (see Note I to the Consolidated Financial Statements).

Cash used in investing activities in the first nine months of 2005 increased compared with the same period last year due to increased capital expenditures, investments in consolidated companies (including $98 million for the remaining 28 percent of PBBPolisur) and investments in nonconsolidated affiliates (including $170 million paid to Cargill Dow; see Note C to the Consolidated Financial Statements). In the first nine months of 2004, cash used by investing activities included proceeds of $845 million related to the divestiture of assets in conjunction with the formation of MEGlobal and Equipolymers. These proceeds were partially offset by the use of cash to acquire the acrylates business of Celanese AG and capital expenditures.

Cash used in financing activities in the first nine months of 2005 increased compared with the same period last year principally due to a reduction in debt levels, including the early extinguishment of $923 million of debt through the third quarter of 2005. In the first nine months of 2004, cash used in financing activities included proceeds of $621 million from the issuance of long-term debt.

The following tables present working capital, total debt and certain balance sheet ratios at September 30, 2005 and December 31, 2004:

Working Capital In millions	Sept. 30, 2005	Dec. 31, 2004
Current assets	$16,850	$15,890
Current liabilities	9,728	10,506
Working capital	$7,122	$5,384
Current ratio	1.73:1	1.51:1
Days-sales-outstanding-in-receivables	39	40
Days-sales-in-inventory	64	57

Total Debt In millions	Sept. 30, 2005	Dec. 31, 2004
Notes payable	$203	$104
Long-term debt due within one year	719	861
Long-term debt	9,969	11,629
Gross debt	$10,891	$12,594
Cash and cash equivalents	$3,179	$3,108
Marketable securities and interest-bearing deposits	31	84
Net debt	$7,681	$9,402
Gross debt as a percent of total capitalization	40.5%	47.9%
Net debt as a percent of total capitalization	32.4%	40.7%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At September 30, 2005, there were no commercial paper borrowings outstanding. In the event Dow has short term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.25 billion 364-day revolving credit facility, which matures in April 2006, and a $1.75 billion 5-year revolving credit facility, which matures in April 2009.

At September 30, 2005, the Company had $3,455 million of SEC-registered securities available for issuance under U.S. shelf registrations, as well as Euro 1.5 billion (approximately $1.8 billion) available for issuance under the Company’s Euro Medium Term Note Program.

On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007. During the third quarter of 2005, the Company purchased 303,200 shares of the Company’s common stock under this program. See PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Contractual Obligations

Information related to the Company’s contractual obligations and commercial commitments at December 31, 2004 can be found in Notes K, L, M, N and T to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. With the exception of the items included in the following tables, there have been no material changes in the Company’s contractual obligations or commercial commitments since December 31, 2004.

Contractual Obligations at September 30, 2005	Payments Due by Year
In millions	2005	2006	2007	2008	2009	2010 and beyond	Total
Long-term debt – current and noncurrent (1)	$104	$1,354	$1,273	$576	$783	$6,598	$10,688
Pension and other postretirement benefits (2)	165	358	366	460	537	1,749	3,635
Expected cash requirements for interest (1)	120	625	563	494	462	5,042	7,306

(1)    Updated to reflect the early extinguishment of $923 million of debt through the third quarter of 2005.

(2)    Updated to reflect the Company’s revised estimate regarding its contributions to Dow’s pension plans in 2005 (see Note I to the Consolidated Financial Statements).

Contractual Obligations at December 31, 2004	Payments Due by Year
In millions	2005	2006	2007	2008	2009	2010 and beyond	Total
Long-term debt – current and noncurrent	$861	$1,480	$1,362	$587	$1,300	$6,900	$12,490
Pension and other postretirement benefits	383	440	566	680	537	1,541	4,147
Expected cash requirements for interest	735	699	634	566	521	5,306	8,461

The Company also had outstanding guarantees at September 30, 2005. Additional information related to these guarantees can be found in the “Guarantees” table provided in Note H to the Consolidated Financial Statements.

Dividends

On October 28, 2005, the Company paid a quarterly dividend of $0.335 per share to stockholders of record on September 30, 2005. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 93-year period, Dow has increased the amount of the quarterly dividend 45 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

Subsequent Event

On October 3, 2005, the Company announced that Union Carbide Corporation had agreed on September 30, 2005, to the sale of its indirect 50 percent interest in UOP LLC (“UOP”) to Honeywell Specialty Materials LLC (which currently owns the remaining 50 percent interest in UOP) for a purchase price of $825 million plus or minus 50 percent of UOP’s net cash at closing. The transaction, which is subject to regulatory review, is expected to be completed in the fourth quarter of 2005 and result in the recording of a gain.

OTHER MATTERS

Accounting Changes

See Note B to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgment, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 10-K. Since December 31, 2004, there have been no material changes in the Company’s critical accounting policies.

Asbestos-Related Matters of Union Carbide Corporation

The following disclosure should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem for the nine months ended September 30, 2005 and 2004:

	2005	2004
Claims unresolved at January 1	203,416	193,891
Claims filed	27,715	45,324
Claims settled, dismissed or otherwise resolved	(51,928)	(37,110)
Claims unresolved at September 30	179,203	202,105
Claimants with claims against both Union Carbide and Amchem	61,524	72,302
Individual claimants at September 30	117,679	129,803

Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, those damages are not expressly identified as to Union Carbide, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide’s litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and resolution costs. At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In November 2004, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided Union Carbide with a report summarizing the results of its study. Based on ARPC’s studies, Union Carbide’s recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide’s management determined that no change to the accrual was required at December 31, 2004.

Based on Union Carbide’s review of 2005 activity, Union Carbide determined that no change to the accrual was required at September 30, 2005.

Union Carbide’s asbestos-related liability for pending and future claims was $1.5 billion at September 30, 2005 and $1.6 billion at December 31, 2004. At September 30, 2005, approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs
In millions	Sept. 30, 2005	Sept. 30, 2004	to Date as of Sept. 30, 2005
Defense costs	$55	$66	$399
Resolution costs	$122	$250	$1,048

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide’s management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

Insurance Receivables

At December 31, 2002, Union Carbide increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. The insurance receivable related to the asbestos liability was determined by Union Carbide after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which Union Carbide and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The Wellington Agreement and other agreements with insurers are designed to facilitate an orderly resolution and collection of Union Carbide’s insurance policies and to resolve issues that the insurance carriers may raise.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $550 million at September 30, 2005 and $712 million at December 31, 2004. At September 30, 2005, $443 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2005	Dec. 31, 2004
Receivables for defense costs	$86	$85
Receivables for resolution costs	333	406
Total	$419	$491

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $24 million in the third quarter of 2005 ($19 million in the third quarter of 2004) and $56 million in the first nine months of 2005 ($92 million in the first nine months of 2004), and was reflected in “Cost of sales.”

In September 2003, Union Carbide filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the “West Virginia action”) and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the “New York action”). Through the third quarter of 2005, Union Carbide reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Because of the uncertainties described above, Union Carbide’s management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide’s management believes that it is reasonably possible that the cost of disposing of Union Carbide’s asbestos-related claims, including future defense costs, could have a material adverse impact on Union Carbide’s results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

It is the opinion of Dow’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

The Dow Chemical Company and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Dow’s business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as hedges per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” where appropriate. A secondary objective is to add value by creating additional non-specific exposure within established limits and policies; derivatives used for this purpose are not designated as hedges per SFAS No. 133. The potential impact of creating such additional exposures is not material to the Company’s results.

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

*Using a 95 percent confidence level

Since December 31, 2004, there have been no material changes in the Company’s risk management policies or in the Company’s daily VAR for the aggregate of non-trading and trading positions.

For further disclosure regarding market risk, see Note I to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Dow Chemical Company and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the third quarter of 2005. For a summary of the history and current status of this matter, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation; and Note H to the Consolidated Financial Statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2005:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program (2)	Maximum number of shares that may yet be purchased under the Company’s publicly announced share repurchase program
July 2005	—	—	—	25,000,000
August 2005	261,738	$45.10	234,200	24,765,800
September 2005	69,000	43.22	69,000	24,696,800
Third quarter 2005	330,738	$44.71	303,200	24,696,800

(1)    Includes 27,538 shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock. For information regarding the Company’s stock option plans, see Note O to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)    On July 14, 2005, the Company publicly announced that the Board of Directors had authorized on that day the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007.  Prior to that authorization (and since August 3, 1999 when the Board of Directors terminated its 1997 authorization which allowed the Company to repurchase shares of Dow common stock), the only shares purchased by the Company were those shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 40 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries

Trademark Listing

The following trademarks of The Dow Chemical Company appear in this report:  ENGAGE, METHOCEL, NORDEL, STYROFOAM, TYRIN

The following trademark of Ashland, Inc. appears in this report:  DERAKANE

The following trademark of Dow AgroSciences LLC appears in this report:  WIDESTRIKE

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

THE DOW CHEMICAL COMPANY

Registrant

Date: November 1, 2005

/s/ FRANK H. BROD
Frank H. Brod
Corporate Vice President and Controller

The Dow Chemical Company and Subsidiaries

Exhibit Index

EXHIBIT NO.		DESCRIPTION

10	(ff)	Purchase and Sale Agreement dated as of September 30, 2005 between Catalysts, Adsorbents and Process Systems, Inc. and Honeywell Specialty Materials LLC.

23		Analysis, Research & Planning Corporation’s Consent.

31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.