Form 10-K
period 2005-12-31
DOW CHEMICAL CO /DE/
filed 2006-02-17
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

Commission file number: 1-3433

THE DOW CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-1285128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2030 DOW CENTER, MIDLAND, MICHIGAN 48674
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: 989-636-1000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per shares	Common Stock registered on the New York, Chicago and Pacific Stock Exchanges
Debentures, 6.85%, final maturity 2013	Debentures registered on the New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exhange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of voting stock held by non-affiliates as of June 30, 2005 (based upon the closing price of $44.53 per common share as quoted on the New York Stock Exchange), was approximately $42.5 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors, Officers, the Dow Employees' Pension Plan Trust, and the Retirement Program for Employees of Union Carbide Corporation and its Participating Subsidiary Companies would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2005 was 954,576,414 shares.

Total common stock outstanding at January 31, 2006 was 967,423,232 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2006.

The Dow Chemical Company

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2005

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

BUSINESS AND PRODUCTS

Corporate Profile

Dow is a leading science and technology company that provides innovative chemical, plastic and agricultural products and services to many essential consumer markets. In 2005, Dow had annual sales of $46 billion and employed approximately 42,000 people. The Company serves customers in more than 175 countries and a wide range of markets that are vital to human progress, including food, transportation, health and medicine, personal and home care, and building and construction, among others. The Company has 156 manufacturing sites in 37 countries and supplies more than 3,200 products grouped within the operating segments listed on the following pages.

  PERFORMANCE PLASTICS

  Applications: automotive interiors, exteriors, under-the-hood and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • footwear • home and office furnishings: kitchen appliances, power tools, floor care products, mattresses, carpeting, flooring, furniture padding, office furniture • information technology equipment and consumer electronics • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications

    Building and Construction manufactures and markets an extensive line of insulation, weather barrier, and oriented composite building solutions, as well as a line of cushion packaging foam solutions. The business is the recognized leader in extruded polystyrene (XPS) insulation, known industry-wide by its distinctive Blue color and the Dow STYROFOAM™ brand for more than 50 years. The business also manufactures foam solutions for a wide range of applications including cushion packaging, electronics protection and material handling.

    •
    Products: EQUIFOAM™ comfort products; ETHAFOAM™ polyethylene foam; IMMOTUS™ acoustic panels; QUASH™ sound management foam; SARAN™ vapor retarder film and tape; STYROFOAM™ brand insulation products (including XPS and polyisocyanurate rigid foam sheathing products); SYMMATRIX™ oriented composites; SYNERGY™ soft touch foam; TRYMER™ polyisocyanurate foam pipe insulation; and WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

    Dow Automotive business provides manufacturers of passenger cars, light trucks and commercial vehicles with solutions that perform for body structure enhancement, acoustical performance, styling/aesthetics and other plastics-enabled solutions for interior, exterior, and under-the-hood applications. The business also provides research and development, design expertise and advanced engineering support to help meet or exceed performance targets in all vehicle segments.

    •
    Products: AFFINITY™ polyolefin plastomers; AMPLIFY™ functional polymers; BETABRACE™ reinforcing composites; BETADAMP™ acoustical damping systems; BETAFOAM™ NVH and structural foams; BETAGUARD™ sealants; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; CALIBRE™ polycarbonate resins; DOW™ polyethylene resins; DOW™ polypropylene resins and automotive components made with DOW™ polypropylene; IMPAXX™ energy management foam; Injection-molded dashmats and underhood barriers; INSPIRE™ performance polymers; INTEGRAL™ adhesive film;

    ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; PAPI™ polymeric MDI; PELLETHANE™ thermoplastic polyurethane elastomers; premium brake fluids and lubricants; PULSE™ engineering resins; SPECFLEX™ semi-flexible polyurethane foam systems; SPECTRIM™ reaction moldable polymers; STRANDFOAM™ polypropylene foam; VERSIFY™ plastomers and elastomers; VORANATE™ specialty isocyanates; VORANOL™ polyether polyols

    Engineering Plastics business offers a broad range of engineering plastics and compounds to serve diverse markets, including civil construction, electronics and appliances. The business complements its product portfolio by developing solutions that deliver improved performance to high end applications.

    •
    Products: CALIBRE™ polycarbonate resins; EMERGE™ advanced resins; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; PELLETHANE™ thermoplastic polyurethane elastomers; PULSE™ engineering resins; TYRIL™ SAN resins

    Epoxy Products and Intermediates business manufactures a wide range of epoxy products, as well as intermediates used by other major epoxy producers. Dow is a leading global producer of epoxy products, supporting customers with high-quality raw materials, technical service and production capabilities.

    •
    Products: Acetone; Acrylic monomers; Allyl chloride; Bisphenol A; D.E.H.™ epoxy catalyst resins; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epichlorohydrin; Epoxy acrylates; OPTIM™ glycerine; Phenol; UV specialty epoxies

    Polyurethanes and Thermoset Systems business is a leading global producer of polyurethane raw materials and thermoset systems. Differentiated by its ability to globally supply a high-quality, consistent and complete product range, this business emphasizes both existing and new business developments while facilitating customer success with a global market and technology network.

    •
    Products: THE ENHANCER™ and LIFESPAN™ carpet backings; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; ISONATE™ MDI; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; SPECFLEX™ copolymer polyols; SYNTEGRA™ waterborne polyurethane dispersions; TILE BOND™ roof tile adhesive; VORACOR™, VORALAST™, VORALUX™ and VORASTAR™ polyurethane systems; VORANATE™ isocyanate; VORANOL™ and VORANOL™ VORACTIV™ polyether and copolymer polyols

    Technology Licensing and Catalyst business includes licensing and supply of related catalysts for the UNIPOL™ polypropylene process, the METEOR™ process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO™ process for oxo alcohols, and the QBIS™ bisphenol A process. Licensing of the UNIPOL™ polyethylene process and related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture of Union Carbide.

    •
    Products: LP OXO™ process technology; METEOR™ EO/EG process technology and catalysts; QBIS™ bisphenol A process technology and DOWEX™ QCAT™ catalyst; SHAC™ catalysts; UNIPOL™ process technology

    Wire and Cable business is the leading global producer of a variety of performance plastics-enabled products that are marketed worldwide for wire and cable applications. Chief among these are polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications and flame-retardant wire and cable.

    •
    Products: REDI-LINK™ polyethylene; SI-LINK™ crosslinkable polyethylene; UNIGARD™ high-performance flame-retardant compounds; UNIGARD™ reduced emissions flame-retardant compounds; UNIPURGE™ purging compounds; Wire and cable insulation and jacketing compounds; ZETABON™ coated metal cable armor

    The Performance Plastics segment also includes the INCLOSIA™ Solutions business focused on the production of innovative enclosures for consumer electronics, as well as certain products acquired from DuPont Dow Elastomers L.L.C., including ENGAGE™ polyolefin elastomers, NORDEL™ hydrocarbon rubber and TYRIN™ chlorinated polyethylene resins. Also part of the Performance Plastics segment is an extensive line of specialty plastic resins and films for food and specialty packaging applications, window envelope films, medical films and metal lamination films, such as SARAN™ films, SARANEX™ films, PROCITE™ polystyrene films and TRENCHCOAT™ polyolefin films.

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

    •
    Products: Acrylic acid/Acrylic esters; Alkyl alkanolamines; DRYTECH™ superabsorbent polymers; Ethanolamines; Ethylene oxide- and propylene oxide-based glycol ethers; Ethyleneamines; Isopropanolamines

    Dow Latex business is a major global supplier of synthetic latex, used for coating paper and paperboard (for magazines, catalogues and food packaging), and in decorative and industrial paints, adhesives, textile products, and construction products such as caulks and sealants.

    •
    Products: Acrylic latex; Butadiene-vinylidene latex; NEOCAR™ branched vinyl ester latexes; POLYPHOBE™ rheology modifiers; Polystyrene latex; Styrene-acrylate latex; Styrene-butadiene latex; UCAR™ all-acrylic, styrene-acrylic and vinyl-acrylic latexes

    Specialty Chemicals business provides products used as functional ingredients or processing aids in the manufacture of a diverse range of products. Applications include agricultural and pharmaceutical products and processing, building and construction, chemical processing and intermediates, food processing and ingredients, household products, coatings, pulp and paper manufacturing, and transportation. Dow Haltermann Custom Processing provides contract and custom manufacturing services to other specialty chemical and agricultural chemical producers.

    •
    Products: CARBOWAX™ polyethylene glycols and methoxypolyethylene glycols; Diphenyloxide; DOW™ polypropylene glycols; DOWFAX™, TERGITOL™ and TRITON™ surfactants; DOWTHERM™, SYLTHERM™ and UCARTHERM™ heat transfer fluids; UCAR™ deicing fluids; UCON™ fluids; VERSENE™ chelating agents; Fine and specialty chemicals from the Dow Haltermann Custom Processing business; Test and reference fuels, printing ink distillates, pure hydrocarbons and esters, and derivatives from Haltermann Products, a wholly owned subsidiary of Dow

    Specialty Polymers business provides a diverse portfolio of multi-functional ingredients and polymers for numerous markets and applications. Within Specialty Polymers, Liquid Separations uses several technologies to separate dissolved minerals and organics from water, making purer water for human and industrial uses. Specialty Polymers businesses also market a range of products that enhance the physical and sensory properties of end-use products in a wide range of applications including food, pharmaceuticals, oilfields, paints and coatings, personal care, and building and construction. The business also includes Advanced Electronic Materials and the results of Dowpharma, which provides the pharmaceutical and biopharmaceutical industries with products and services for drug discovery, development, manufacturing and delivery.

    •
    Products: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company, a wholly owned subsidiary of Dow; Biocides; CELLOSIZE™ hydroxyethyl cellulose; DOWEX™ ion exchange resins; ETHOCEL™ ethylcellulose resins; FILMTEC™ membranes; METHOCEL™ cellulose ethers; POLYOX™ water-soluble resins; Products for hair/skin care from Amerchol Corporation, a wholly owned subsidiary of Dow

    The Performance Chemicals segment also includes peroxymeric chemicals, solution vinyl resins and other specialty chemicals.

  AGRICULTURAL SCIENCES

  Applications: control of weeds, insects and plant diseases for agriculture and pest management • agricultural seeds and traits (genes)

    Dow AgroSciences is a global leader in providing pest management, agricultural and crop biotechnology products and solutions. The business develops, manufactures and markets products for crop production; weed, insect and plant disease management; and industrial and commercial pest management. Dow AgroSciences is building a leading plant genetics and biotechnology business in agricultural seeds, traits, healthy oils, animal health, and food safety.

    •
    Products: CLINCHER™ herbicide; DITHANE™ fungicide; LORSBAN™ insecticides; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide, HERCULEX™ I insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NATREON™ canola oil; NEXERA™ seeds; PHYTOGEN™ brand cottonseeds; PROFUME™ gas fumigant; SENTRICON™ Termite Colony Elimination System; STARANE™ herbicide; STINGER™ herbicide; SURPASS™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

  PLASTICS

  Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe •textiles • toys, playground equipment and recreational products • wire and cable compounds

    Polyethylene business is the world's leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and all process technologies, the business offers customers one of the industry's broadest ranges of polyethylene resins via a strong global network of local experts focused on partnering for long-term success.

    •
    Products: AFFINITY™ polyolefin plastomers (POPs); AMPLIFY™ functional polymers; ASPUN™ fiber grade resins; ATTANE™ ultra low density polyethylene (ULDPE) resins; CONTINUUM™ bimodal polyethylene resins; DOW™ high density polyethylene (HDPE) resins; DOW™ low density polyethylene (LDPE) resins; DOWLEX™ polyethylene resins; ELITE™ enhanced polyethylene (EPE) resins; FLEXOMER™ very low density polyethylene (VLDPE) resins; PRIMACOR™ copolymers; TUFLIN™ linear low density polyethylene (LLDPE) resins; UNIVAL™ HDPE resins

    Polypropylene business, a major global polypropylene supplier, provides a broad range of products and solutions tailored to customer needs by leveraging Dow's leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships.

    •
    Products: DOW™ homopolymer polypropylene resins; DOW™ impact copolymer polypropylene resins; DOW™ random copolymer polypropylene resins; INSPIRE™ performance polymers

    Polystyrene business, the global leader in the production of polystyrene resins, is uniquely positioned with geographic breadth and participation in a diversified portfolio of applications. Through market and technical leadership and low cost capability, the business continues to improve product performance and meet customer needs.

    •
    Products: STYRON A-TECH™ and C-TECH™ advanced technology polystyrene resins and a full line of STYRON™ general purpose polystyrene resins; STYRON™ high-impact polystyrene resins

    The Plastics segment also includes polybutadiene rubber, styrene-butadiene rubber, several specialty resins, such as VERSIFY™ plastomers and elastomers and DOW XLA™ elastic fiber for the textile industry, and the results of Equipolymers, a 50:50 joint venture.

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

    •
    Products: Acids; Alcohols; Aldehydes; Caustic soda; Chlorine; Chloroform; COMBOTHERM™ blended deicer; DOWFLAKE™ calcium chloride; DOWPER™ dry cleaning solvent; Esters; Ethylene dichloride (EDC); LIQUIDOW™ liquid calcium chloride; MAXICHECK™ procedure for testing the strength of reagents; MAXISTAB™ stabilizers for chlorinated solvents; Methyl chloride; Methylene chloride; Monochloroacetic acid (MCAA); Oxo products; PELADOW™ calcium chloride pellets; Perchloroethylene; SAFE-TAINER™ closed-loop delivery system; Trichloroethylene; Vinyl acetate monomer (VAM); Vinyl chloride monomer (VCM); Vinylidene chloride (VDC)

    Ethylene Oxide/Ethylene Glycol business is a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and a world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Dow also supplies ethylene oxide to internal derivatives businesses. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film and antifreeze.

    •
    Products: Ethylene glycol (EG); Ethylene oxide (EO)

    The Chemicals segment also includes the results of MEGlobal.

  HYDROCARBONS AND ENERGY

  Applications: polymer and chemical production • power

    The Hydrocarbons and Energy business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, power and steam for use in Dow's global operations. Dow is the world leader in the production of olefins and aromatics.

    •
    Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

  Unallocated and Other includes the results of Dow Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; the Company's insurance operations and environmental operations; as well as Dow Corning Corporation, a 50:50 joint venture.

Industry Segments and Geographic Area Results

See Note U to the Consolidated Financial Statements for disclosure of information by operating segment and geographic area.

Number of Products

Dow manufactures and supplies more than 3,200 products and services. No single product accounted for more than 5 percent of the Company's consolidated net sales in 2005.

Competition

Historically, the chemical industry has operated in a competitive environment, and that environment is expected to continue. The Company experiences substantial competition in each of its operating segments and in each of the geographic areas in which it operates. In addition to other chemical companies, the chemical divisions of major international oil companies provide substantial competition in the United States and abroad. Dow competes worldwide on the basis of quality, price and customer service, and for 2005 continued to be the largest U.S. producer of chemicals and plastics, in terms of sales.

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

       The Company purchases hydrocarbon raw materials including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, benzene, ethylene, propylene and styrene to supplement internal production. Expenditures for hydrocarbon feedstocks and energy accounted for 47 percent of the Company's production costs and operating expenses for the year ended December 31, 2005. The Company purchases these raw materials on both short- and long-term contracts.

       Other significant raw materials include acrylonitrile, aniline, bisphenol, co-monomers (for linear low density polyethylene), methanol, rubber, and toluene diamine. The Company purchases these raw materials on both short- and long-term contracts.

       The Company had adequate supplies of raw materials during 2005, except during temporary supply disruptions related to two major hurricanes on the U.S. Gulf Coast, and expects to continue to have adequate supplies of raw materials in 2006.

Method of Distribution

All products and services are marketed primarily through the Company's sales force, although in some instances more emphasis is placed on sales through distributors.

       Twenty-two percent of the sales of the Chemicals segment in 2005 were to one customer. The Company has a supply contract with this customer on an ongoing basis. In addition, sales to MEGlobal, a 50:50 joint venture with Petrochemical Industries Company of Kuwait, represented approximately 15 percent of the sales in the Chemicals segment. Excess ethylene glycol produced in Dow's plants in the United States and Europe is sold to MEGlobal. See Note C to the Consolidated Financial Statements for further discussion on the formation of MEGlobal in the second quarter of 2004. Other than the sales to these customers, no significant portion of the business of any operating segment is dependent upon a single customer.

Research and Development

The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and development expenses were $1,073 million in 2005, $1,022 million in 2004 and $981 million in 2003. At December 31, 2005, the Company employed approximately 5,600 people in various research and development activities.

Patents, Licenses and Trademarks

The Company continually applies for and obtains U.S. and foreign patents. At December 31, 2005, the Company owned 2,613 active U.S. patents and 8,823 active foreign patents as follows:

Patents Owned at December 31, 2005
	U.S.	Foreign

Performance Plastics	1,171	4,317
Performance Chemicals	413	1,022
Agricultural Sciences	544	1,827
Plastics	297	1,237
Chemicals	76	107
Hydrocarbons and Energy	36	198
Other	76	115

Total	2,613	8,823

       Dow's primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $195 million in 2005, $246 million in 2004 and $185 million in 2003, and incurred royalties to others of $62 million in 2005, $42 million in 2004 and $33 million in 2003. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the "Dow in Diamond" trademark. Although the Company considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

Dow's principal nonconsolidated affiliates at December 31, 2005, including direct or indirect ownership interest for each, are listed below:

  •
  Compañía Mega S.A. – 28 percent – an Argentine company that owns a natural gas separation and fractionation plant, which provides feedstocks to the Company's petrochemical plant located in Bahia Blanca, Argentina.
  •
  Dow Corning Corporation – 50 percent – a U.S. company that manufactures silicone and silicone products. See Item 3. Legal Proceedings and Note K to the Consolidated Financial Statements.
  •
  EQUATE Petrochemical Company K.S.C. – 42.5 percent – a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.
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
  •
  The Siam Group – 49 percent [consisting of Pacific Plastics (Thailand) Limited; Siam Polyethylene Company Limited; Siam Polystyrene Company Limited; Siam Styrene Monomer Co., Ltd.; Siam Synthetic Latex Company Limited] – Thailand-based companies that manufacture polyurethanes, polyethylene, polystyrene, styrene and latex.

       See Note G to the Consolidated Financial Statements for additional information.

Financial Information About Foreign and Domestic Operations and Export Sales

In 2005, the Company derived 62 percent of its sales and had 46 percent of its property investment outside the United States. While the Company's international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note U to the Consolidated Financial Statements, and discussions of the Company's risk management program for foreign exchange and interest rate risk management appear in Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note I to the Consolidated Financial Statements.

Protection of the Environment

Matters pertaining to the environment are discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, and Notes A and K to the Consolidated Financial Statements.

Employees

Personnel count was 42,413 at December 31, 2005; 43,203 at December 31, 2004; and 46,372 at December 31, 2003. Headcount continued to decline in 2005, despite the addition of approximately 115 employees associated with the acquisition of businesses from DuPont Dow Elastomers L.L.C., as the Company remained focused on improving organizational efficiency and financial performance.

Other Activities

Dow engages in the property and casualty insurance and reinsurance business primarily through its Liana Limited subsidiaries.

The Dow Chemical Company and Subsidiaries
PART I, Item 1A. Risk Factors.

The factors described below represent the Company's principal risks. Except as otherwise indicated, these factors may or may not occur and the Company is not in a position to express a view on the likelihood of any such factor occurring. Other factors may exist that the Company does not consider to be significant based on information that is currently available or that the Company is not currently able to anticipate.

Rising and volatile purchased feedstock and energy costs increase Dow's operating costs and add variability to earnings.

During 2005, purchased feedstock and energy costs continued to rise sharply, adding an additional $4 billion of costs compared with 2004 and accounting for 47 percent of the Company's total production costs and operating expenses in 2005, up from 43 percent in 2004 and 36 percent in 2003. In 2006, purchased feedstock and energy costs are expected to remain high and volatile, resulting in further increases in costs. The Company uses its feedstock flexibility and financial and physical hedging programs to reduce the negative effect of increases in these costs. However, the Company is not always able to immediately raise prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. As a result, increases in these costs could negatively impact the Company's results of operations.

The earnings generated by the Company's basic chemical and basic plastic products will vary from period to period based in part on the balance of supply relative to demand within the industry.

The balance of supply relative to demand within the industry may be significantly impacted by the addition of new capacity. For basic commodities, capacity is generally added in large increments as world-scale facilities are built; this may disrupt industry balances and result in downward pressure on prices due to the increase in supply, which could negatively impact the Company's results of operations

The businesses of many of Dow's customers are cyclical in nature and sensitive to changes in general economic conditions.

An economic downturn in the businesses or geographic areas in which Dow sells its products could reduce demand for these products and result in a decrease in sales volume and results of operations.

If key suppliers are unable to provide the raw materials required for production, Dow may not be able to obtain the raw materials from other sources on as favorable terms.

The Company purchases hydrocarbon raw materials including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. The Company also purchases electric power, benzene, ethylene, propylene and styrene to supplement internal production, and other raw materials. During 2005, the Company experienced temporary supply disruptions related to two major hurricanes on the U.S. Gulf Coast. If the Company's key suppliers are unable to provide the raw materials required for production, it could have a negative impact on Dow's results of operations.

The Company experiences substantial competition in each of the operating segments and geographic areas in which it operates.

Historically, the chemical industry has operated in a competitive environment, and that environment is expected to continue. In addition to other chemical companies, the chemical divisions of major international oil companies provide substantial competition. Dow competes worldwide on the basis of quality, price and customer service. Increased levels of competition could result in lower prices or lower sales volume, which would have a negative impact on the Company's results of operations.

Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.

The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2005, the Company had accrued obligations of $339 million for environmental remediation and restoration costs, including $41 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

The Company is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions.

Certain of the claims and lawsuits facing the Company purport to be class actions and seek damages in very large amounts. All such claims are being contested. With the exception of the possible effect of the asbestos-related liability of Union Carbide, described below, it is the opinion of the Company's management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.

       Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Union Carbide's asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $535 million at December 31, 2005. In addition, Union Carbide had receivables for insurance recoveries of $400 million at December 31, 2005, for defense and resolution costs. It is the opinion of the Company's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

Local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals.

Growing public and political attention has been placed on protecting critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern regarding the security of chemical production and distribution. In addition, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs and interruptions in normal business operations.

Failure to develop new products could make the Company less competitive.

The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Failure to develop new products could make the Company less competitive.

Failure to protect the Company's intellectual property could negatively affect its future performance and growth.

The Company continually applies for and obtains U.S. and foreign patents to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company relies on patents and confidentiality agreements to protect its intellectual property. Failure to protect this intellectual property could negatively affect the Company's future performance and growth.

Weather-related matters could impact the Company's results of operations.

Two major hurricanes caused significant disruption in Dow's operations on the U.S. Gulf Coast and logistics across the region during the third quarter of 2005. As a consequence, the Company's operating rate was reduced by approximately 4 percentage points during the third quarter. Lingering effects of the hurricanes on logistics and certain raw material supplies had an adverse impact on volume and cost for some of Dow's products in the fourth quarter of 2005. If similar weather-related matters occur in the future, it could negatively affect Dow's results of operations, due to the Company's substantial presence on the U.S. Gulf Coast.

The Company's business operations give rise to market risk exposure.

The Company's global business operations give rise to market risk exposure related to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks, Dow enters into hedging transactions, pursuant to established guidelines and policies. If Dow fails to effectively manage such risks, it could have a negative impact on the Company's consolidated financial statements.

The Dow Chemical Company and Subsidiaries
PART I, Item 1B. Unresolved Staff Comments.

UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U.S. Securities and Exchange Commission at December 31, 2005.

The Dow Chemical Company and Subsidiaries
PART I, Item 2. Properties.

PROPERTIES

The Company operates 156 manufacturing sites in 37 countries. Properties of Dow include facilities which, in the opinion of management, are suitable and adequate for the manufacture and distribution of Dow's products. During 2005, the Company's chemicals and plastics production facilities and plants operated at approximately 84 percent of capacity. The Company's major production sites are as follows:

United States:	Plaquemine, Louisiana; Hahnville, Louisiana; Midland, Michigan; Freeport, Texas; Seadrift, Texas; Texas City, Texas; South Charleston, West Virginia.
Canada:	Fort Saskatchewan, Alberta.
Germany:	Boehlen; Leuna; Rheinmuenster; Schkopau; Stade.
France:	Drusenheim.
The Netherlands:	Terneuzen.
Spain:	Tarragona.
Argentina:	Bahia Blanca.
Brazil:	Aratu.

       Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	46 manufacturing locations in 16 states.
Canada:	6 manufacturing locations in 3 provinces.
Europe:	54 manufacturing locations in 19 countries.
Latin America:	25 manufacturing locations in 5 countries.
Asia Pacific:	25 manufacturing locations in 11 countries.

       All of Dow's plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value. Dow leases ethylene plants in Fort Saskatchewan, Alberta, Canada and Terneuzen, The Netherlands.

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

       To the extent not previously resolved in state court actions, cases involving Dow Corning's breast implant and other silicone medical products filed against the Company were transferred to the U.S. District Court for the Eastern District of Michigan (the "District Court") for resolution in the context of the Joint Plan. On October 6, 2005, all such cases then pending in the District Court against the Company were dismissed. Should cases involving Dow Corning's breast implant and other silicone medical products be filed against the Company in the future, they will be accorded similar treatment. It is the opinion of the Company's management that the possibility is remote that a resolution of all future cases will have a material adverse impact on the Company's consolidated financial statements.

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

       The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2005	2004	2003

Claims unresolved at January 1	203,416	193,891	200,882
Claims filed	34,394	58,240	122,586
Claims settled, dismissed or otherwise resolved	(91,485)	(48,715)	(129,577)

Claims unresolved at December 31	146,325	203,416	193,891
Claimants with claims against both Union Carbide and Amchem	48,647	73,587	66,656

Individual claimants at December 31	97,678	129,829	127,235

       Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, the damages alleged are not expressly identified as to Union Carbide, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide's litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation ("ARPC") in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In November 2004, Union Carbide requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided Union Carbide with a report summarizing the results of its study. At December 31, 2004, Union Carbide's recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide's recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC's studies, Union Carbide's asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004.

       In November 2005, Union Carbide requested ARPC to review Union Carbide's 2005 asbestos claim and resolution activity and determine the appropriateness of updating the January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of the study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at December 31, 2005.

       Union Carbide's asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005 and $1.6 billion at December 31, 2004. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs In millions	2005	2004	2003	Aggregate Costs to Date as of Dec. 31, 2005

Defense costs	$75	$86	$110	$ 419
Resolution costs	$139	$300	$293	$1,065

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

       Union Carbide's receivable for insurance recoveries related to its asbestos liability was $535 million at December 31, 2005 and $712 million at December 31, 2004. At December 31, 2005, $398 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

       In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2005	2004

Receivables for defense costs	$73	$85
Receivables for resolution costs	327	406

Total	$400	$491

       Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $75 million in 2005, $82 million in 2004 and $94 million in 2003, and was reflected in "Cost of sales."

       In September 2003, Union Carbide filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the "West Virginia action") and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the "New York action"). The insurance carriers are contesting this litigation. Through the fourth quarter of 2005, Union Carbide reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

Summary

The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

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

The Dow Chemical Company and Subsidiaries
PART I, Item 4. Submission of Matters to a Vote of Security Holders.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company's executive officers as of February 17, 2006.

WILLIAM F. BANHOLZER, 49. DOW CORPORATE VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER. Employee of Dow since July 2005. General Electric Company, Chemical Engineer 1983-1989; Laboratory Manager and Leader R&D Center 1989-1992; Manager of Superabrasives Business 1992-1997; Vice President of Global Engineering 1997-1999; Vice President of Global Technology 1999-2005. Dow Corporate Vice President and Chief Technology Officer July 2005 to date. Elected to the U.S. National Academy of Engineering in 2002.

FRANK H. BROD, 51. DOW CORPORATE VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1975. Controller, Essex Chemical Corporation* 1988-1991. Financial Controller and Information Systems Director for Dow Chemical Company Limited* 1991-1993. Financial & Statutory Controller 1993-1995. Controller, Dow Europe GmbH* and Finance Director for Dow's Global Fabricated Products Business 1995-1998. Global Accounting Director 1998-2000. Corporate Vice President and Controller, The Dow Chemical Company 2000 to date. Director of Dow Credit Corporation*; Dow Financial Holdings, Inc.*; Diamond Capital Management, Inc.*; Dow Hydrocarbons and Resources Inc.*; Liana Limited*. Immediate past Chairman of the Committee on Corporate Reporting of Financial Executives International and a member of FEI's Board of Directors. Member of American Institute of Certified Public Accountants, Michigan Association of CPAs and Texas Society of CPAs. Director of Wolverine Bank, FSB. Member of Financial Accounting Standards Board's Emerging Issues Task Force, Standards Advisory Group of the Public Company Accounting Oversight Board (PCAOB) and member of Standards Advisory Council of the International Accounting Standards Board (IASB).

PHILLIP H. COOK, 58. DOW CORPORATE VICE PRESIDENT, STRATEGIC DEVELOPMENT AND NEW VENTURES. Employee of Dow since 1970. Commercial Vice President for Dow-United Technologies Composite Products, Inc. (a former 50:50 joint venture of the Company) 1989-1993. Global Business Manager for Epoxy Products 1993-1995. Vice President, Business Development for Greater China 1995-1998. Vice President and Global Business Director for ethylene dichloride, vinyl chloride monomer, chlorine, caustic soda and HCL 1998-2000. Global Business Vice President for Epoxy Products and Intermediates 2000-2003. Senior Vice President, Performance Chemicals and Thermosets, 2003-2005. Corporate Vice President of Strategic Development and New Ventures, 2005 to date. Member of the Board of Managers of Univation Technologies, LLC* and the Board of Directors of Dow AgroSciences LLC*. Member of the Visiting Committee of the Department of Chemical Engineering and member of the College of Engineering Foundation Advisory Council of The University of Texas at Austin. Member of the Board of Directors for the Midland Country Club. Member of the Board of Directors and Executive Committee of the National Paint & Coatings Association.

JULIE FASONE HOLDER, 53. DOW CORPORATE VICE PRESIDENT, HUMAN RESOURCES, DIVERSITY & INCLUSION AND PUBLIC AFFAIRS. Employee of Dow since 1975. Marketing Manager, Polyurethanes Business 1981-1984; District Sales Manager, Dow Latex 1984-1989; Group Marketing Manager for Formulation Products 1989-1994; Group Marketing Manager & Global Business Director, Performance Chemicals 1994-1997; Director of Sales and Marketing, Performance Chemicals 1997-2000; Business Vice President of Industrial Chemicals 2000-2004; Business Vice President, Specialty Plastics and Elastomers 2004-2005; Corporate Vice President, Human Resources, Diversity & Inclusion and Public Affairs 2005 to date. Recipient of Dow Genesis Award in 1999. Board member of Dexco Polymers L.P.*. Director of Wolverine Bank, FSB.

MICHAEL R. GAMBRELL, 52. DOW EXECUTIVE VICE PRESIDENT, BASIC PLASTICS AND CHEMICALS PORTFOLIO. Employee of Dow since 1976. Business Director for the North America Chlor-Alkali Assets Business 1989-1992. General Manager for the Plastic Lined Pipe Business 1992-1994. Vice President of Operations for Latin America 1994-1996. Corporate Director, Technology Centers and Global Process Engineering 1996-1998. Global Business Director of the Chlor-Alkali Assets Business 1998-2000. Business Vice President for EDC/VCM & ECU Management 2000-2003. Business Vice President for the Chlor-Vinyl Business 2003. Senior Vice President, Chemicals and Intermediates 2003-2005. Executive Vice President, Basic Plastics and Chemicals Portfolio, 2005 to date. Board member of MEGlobal*, OPTIMAL Olefins (Malaysia) Sdn Bhd*, OPTIMAL Glycols (Malaysia) Sdn Bhd*, and OPTIMAL Chemicals (Malaysia) Sdn Bhd*. Chairman of the Board of Directors of the Chlorine Chemistry Council and World Chlorine Council. Recipient of the President's Distinguished Alumnus Award from Rose-Hulman Institute of Technology 1996.

CHARLES J. KALIL, 54. DOW CORPORATE VICE PRESIDENT, GENERAL COUNSEL AND CORPORATE SECRETARY. Employee of Dow since 1980. General Counsel of Petrokemya (a former 50:50 joint venture of the Company) 1982-1983. Regional Counsel to Middle East/Africa 1983-1986. Senior Environmental Attorney 1986-1987. Litigation Staff Counsel and Group Leader 1987-1990. Senior Financial Law Counsel, Mergers and Acquisitions 1990-1992. General Counsel and Area Director of Government and Public Affairs for Dow Latin America 1992-1997. Special Counsel and Manager of INSITE™ legal issues 1997-2000. Assistant General Counsel for Corporate and Financial Law 2000-2003. Associate General Counsel for Corporate Legal Affairs 2003-2004. Dow Corporate Vice President and General Counsel November 2004 to date. Corporate Secretary 2005 to date. U.S. Department of Justice – Assistant U.S. Attorney, Eastern District of Michigan 1977-1980. Board member of Dorinco Reinsurance Company* and Liana Limited*. Member of the Board of Directors of Oman Petrochemical Industries Company LLC*. Member of the American Bar Association, District of Columbia Bar and the State Bar of Michigan.

DAVID E. KEPLER, 53. DOW CORPORATE VICE PRESIDENT, SHARED SERVICES, AND CHIEF INFORMATION OFFICER. Employee of Dow since 1975. Computer Services Manager of Dow U.S.A. Eastern Division 1984-1988. Commercial Director of Dow Canada Performance Products 1989-1991. Director of Pacific Area Information Systems 1991-1993. Manager of Information Technology for Chemicals and Plastics 1993-1994. Director of Global Information Systems Services 1994-1995. Director of Global Information Application 1995-1998. Vice President 1998-2000. Chief Information Officer 1998 to date. Corporate Vice President and responsible for eBusiness 2000 to date. Responsibility for Advanced Electronic Materials 2002-2003. Responsibility for Shared Services – Customer Service, Information Systems, Purchasing, Six Sigma, Supply Chain, and Work Process Improvement – 2004 to date. Member of U.S. Chamber of Commerce Board of Directors, the American Chemical Society, and the American Institute of Chemical Engineers. Chairman of the Chemical IT Council and Cyber Security Program. Member of the Board of Directors for the Midland Community Cancer Services and Alden B. Dow Museum of Science and Art.

ROMEO KREINBERG, 55. DOW EXECUTIVE VICE PRESIDENT, PERFORMANCE PLASTICS AND CHEMICALS PORTFOLIO. Employee of Dow since 1977. Business Operations Manager for Latex and New Ventures in the Corporate Product Department 1987-1989. Regional Commercial Director for Dow Iberica 1989-1990. Regional Commercial Director for the newly unified German geography 1990-1991. Management Board for Dow Deutschland GmbH* 1991-1992. General Manager for Dow Italy and Vice President of Dow Europe GmbH* 1992-1994. Vice President for Polyethylene and PET/PTA, Dow Europe 1994-1995. Global Vice President for Polyethylene and PET/PTA 1995-2000. Business Group President for Polyolefins and Elastomers 2000-2003. Senior Vice President, Plastics 2003-2005. Executive Vice President of Performance Plastics and Chemicals Portfolio 2005 to date. Board member of Dow Corning Corporation*, Oman Petrochemical Industries Company LLC*; PBBPolisur S.A.*; Univation Technologies, LLC*; and United States Council for International Business.

ANDREW N. LIVERIS, 51. DOW PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN-ELECT. DIRECTOR SINCE 2004. Employee of Dow since 1976. General manager of Dow's Thailand operations 1989-1992. Group business director for Emulsion Polymers and New Ventures 1992-1993. General manager of Dow's start-up businesses in Environmental Services 1993-1994. Vice President of Dow's start-up businesses in Environmental Services 1994-1995. President of Dow Chemical Pacific Limited* 1995-1998. Vice President of Specialty Chemicals 1998-2000. Business Group President for Performance Chemicals 2000-2003. President and Chief Operating Officer November 2003 to November 2004. President and Chief Executive Officer 2004 to date. Chairman-elect, effective April 1, 2006. Director of Citigroup, Inc. and Officer of the American Chemistry Council. Member of the American Australian Association, the Business Council, the Business Roundtable, The Detroit Economic Club, the G100, the International Business Council, the National Petroleum Council, The Société de Chimie Industrielle, the U.S.-China Business Council, and the World Business Council for Sustainable Development. Member of the Board of Trustees of the Herbert H. and Grace A. Dow Foundation.

GEOFFERY E. MERSZEI, 54. DOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. DIRECTOR SINCE 2005. Employee of Dow 1977-2001, 2005 to date. Dow Middle East/Africa Credit Manager 1977-1980; Dow Asia Pacific Credit Manager 1980-1982; Dow Asia Pacific Finance and Credit Manager 1982-1983. Dow Germany and Eastern Europe Treasurer 1983-1986. Dow Foreign Exchange Manager 1986-1988; Director of Finance for Dow Asia Pacific 1988-1991; Director of Finance/Treasurer for Dow Europe 1991-1996. Dow Vice President and Treasurer 1996-2001. Alcan, Inc. Executive Vice President and Chief Financial Officer 2001-2005. Dow Executive Vice President and Chief Financial Officer 2005 to date. Board member of Chemical Financial Corporation and Dow Corning Corporation*. Chairman of Dorinco Reinsurance Company*, Liana Limited*, and Dow Credit Corporation*. Member of the Financial Executives International and The Conference Board's Council of Financial Executives.

LUCIANO RESPINI, 59. DOW CORPORATE VICE PRESIDENT, GEOGRAPHY, MARKETING AND SALES. Employee of Dow since 1965. President of Dow Europe 1998 to date. Corporate responsibility for Diversity and Inclusion, and Corporate Vice President for Human Resources and Public Affairs 2004-2005. Corporate responsibility for Marketing & Sales 2002 to date. Member of the Board of Sulzer AG, CEFIC (European Chemical Industry Council) and member of the Board of U.S. India Business Council.

FERNANDO RUIZ, 50. DOW CORPORATE VICE PRESIDENT AND TREASURER. Employee of Dow since 1980. Treasurer, Ecuador Region 1982-1984. Treasurer, Mexico Region 1984-1988. Financial Operations Manager, Corporate Treasury 1988-1991. Assistant Treasurer, USA Area 1991-1992. Senior Finance Manager, Corporate Treasury 1992-1996. Assistant Treasurer, The Dow Chemical Company 1996-2001. Corporate Director of Insurance and Risk Management 2001. Corporate Vice President and Treasurer, The Dow Chemical Company, 2001 to date. President and Chief Executive Officer, Liana Limited* and Dorinco Reinsurance Company* 2001 to date. President of Dow Credit Corporation* 2001 to date. Director of Dow Financial Services Inc.* and EQUATE Petrochemical Company K.S.C.* Member of Financial Executives International, the Midland Economic Development Council, Citibank's Customer Advisory Board and Michigan State University (Eli Broad College of Business) Advisory Board. Member of DeVry, Inc. Board of Directors.

GARY R. VEURINK, 55. DOW CORPORATE VICE PRESIDENT, MANUFACTURING AND ENGINEERING. Employee of Dow since 1972. Global Manufacturing Director for Engineering Plastics 1995-1998. Vice President, Global Purchasing, 1998-2000. Site Director for Michigan Operations and Business Operations Director for Performance Chemicals 2000-2004. Business operations leader and Vice President of Manufacturing and Engineering for the Chemicals and Intermediates portfolio in 2004. Corporate Vice President Manufacturing and Engineering November 2004 to date. Board member of Dow Corning Corporation*, Dorinco Reinsurance Company*, National Association of Manufacturing and the Michigan Chapter of the Nature Conservancy. President and Executive Council member of the Lake Huron Area Council of the Boy Scouts of America. Recipient of Outstanding Alumnus Award of the South Dakota School of Mines and Technology and member of the Academic Advisory Board.

LAWRENCE J. WASHINGTON, JR., 60. DOW CORPORATE VICE PRESIDENT, SUSTAINABILITY, ENVIRONMENT, HEALTH & SAFETY. Employee of Dow since 1969. General Manager, Western Division 1987-1990. Vice President, Dow North America, and General Manager of the Michigan Division 1990-1994. Vice President, Human Resources 1994-2004. Vice President, Public Affairs 1997-2004. Director of Chemical Bank and Trust Company, Liana Limited*, Dorinco Reinsurance Company* and the Lake Huron Area Council of the Boy Scouts of America. Member of the Board of Trustees for the Midland Community Center. Member of the National Advisory Board for Michigan Technological University and the Advisory Council, College of Engineering and Science, University of Detroit Mercy.

* A number of Company entities are referenced in the biographies and are defined as follows. Some of these entities have had various names over the years. The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of February 17, 2006. EQUATE Petrochemical Company K.S.C. – a company ultimately 42.5 percent owned by Dow. OPTIMAL Olefins (Malaysia) Sdn Bhd – a company ultimately 23.75 percent owned by Dow. Dexco Polymers L.P.; Dow Corning Corporation; MEGlobal; Oman Petrochemical Industries Company LLC; OPTIMAL Glycols (Malaysia) Sdn Bhd; OPTIMAL Chemicals (Malaysia) Sdn Bhd; and Univation Technologies, LLC – companies ultimately 50 percent owned by Dow. Diamond Capital Management, Inc.; Dorinco Reinsurance Company; Dow AgroSciences LLC; Dow Chemical Company Limited; Dow Chemical Pacific Limited; Dow Credit Corporation; Dow Deutschland GmbH; Dow Europe GmbH; Dow Financial Holdings, Inc.; Dow Financial Services Inc.; Dow Hydrocarbons and Resources Inc.; Essex Chemical Corporation; Liana Limited; and PPBPolisur S.A. – all ultimately wholly owned subsidiaries of Dow. Ownership by Dow described above may be either direct or indirect.

The Dow Chemical Company and Subsidiaries
PART II, Item 5. Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the Company's common stock is the New York Stock Exchange.

       Quarterly market and dividend information can be found in Quarterly Statistics at the end of Part II, Item 8. Financial Statements and Supplementary Data, following the Notes to the Consolidated Financial Statements.

       At December 31, 2005, there were 105,561 registered common stockholders. The Company estimates that there were an additional 567,000 stockholders whose shares were held in nominee names at December 31, 2005. At January 31, 2006, there were 104,689 registered common stockholders.

       On February 9, 2006, the Board of Directors announced a quarterly dividend of $0.375 per share, payable April 28, 2006, to stockholders of record on March 31, 2006. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 93-year period, Dow has increased the amount of the quarterly dividend 46 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time. The Company declared dividends of $1.34 per share in 2005, 2004 and 2003.

       See Part III, Item 11. Executive Compensation for information relating to the Company's equity compensation plans.

       The following table provides information regarding purchases of the Company's common stock by the Company during the three months ended December 31, 2005:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (2)	Maximum number of shares that may yet be purchased under the Company's publicly announced share repurchase program

October 2005	48,908	$42.90	–	24,696,800
November 2005	239	45.45	–	24,696,800
December 2005	411,860	44.01	411,000	24,285,800

Fourth quarter 2005	461,007	$43.89	411,000	24,285,800

(1) Includes 50,007 shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock. For information regarding the Company's stock option plans, see Note O to the Consolidated Financial Statements.

(2) On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007. Prior to that authorization (and since August 3, 1999 when the Board of Directors terminated its 1997 authorization which allowed the Company to repurchase shares of Dow common stock), the only shares purchased by the Company were those shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data

In millions, except as noted (Unaudited)	2005	2004	2003	2002	2001

Summary of Operations (1)
Net sales (2)	$46,307	$40,161	$32,632	$27,609	$28,075
Cost of sales (2)	38,276	34,244	28,177	23,780	23,892
Research and development expenses	1,073	1,022	981	1,066	1,072
Selling, general and administrative expenses	1,545	1,436	1,392	1,598	1,765
Amortization of intangibles	55	81	63	65	178
Purchased in-process research and development charges	–	–	–	–	69
Special charges, merger-related expenses, and restructuring	114	(20)	–	280	1,487
Asbestos-related charge	–	–	–	828	–
Other income	1,719	1,059	468	94	423
Interest expense – net	564	661	736	708	648

Income (Loss) before income taxes and minority interests	6,399	3,796	1,751	(622)	(613)
Provision (Credit) for income taxes	1,782	877	(82)	(280)	(228)
Minority interests' share in income	82	122	94	63	32
Preferred stock dividends	–	–	–	–	–

Income (Loss) from continuing operations	4,535	2,797	1,739	(405)	(417)
Discontinued operations net of income taxes	–	–	–	–	–
Cumulative effect of changes in accounting principles	(20)	–	(9)	67	32

Net income (loss) available for common stockholders	$4,515	$2,797	$1,730	$(338)	$(385)

Per share of common stock (in dollars): (3)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – basic	$4.71	$2.98	$1.89	$(0.44)	$(0.46)
Earnings (Loss) per common share – basic	4.69	2.98	1.88	(0.37)	(0.43)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – diluted	4.64	2.93	1.88	(0.44)	(0.46)
Earnings (Loss) per common share – diluted	4.62	2.93	1.87	(0.37)	(0.43)
Cash dividends declared per share of common stock	1.34	1.34	1.34	1.34	1.295
Cash dividends paid per share of common stock	1.34	1.34	1.34	1.34	1.25
Book value per share of common stock	15.84	12.88	9.89	8.36	11.04
Weighted-average common shares outstanding – basic (3)	963.2	940.1	918.8	910.5	901.8
Weighted-average common shares outstanding – diluted (3)	976.8	953.8	926.1	910.5	901.8
Convertible preferred shares outstanding	–	–	–	–	–

Year-end Financial Position
Total assets	$45,934	$45,885	$41,891	$39,562	$35,515
Working capital	6,741	5,384	3,578	2,519	2,183
Property – gross	41,934	41,898	40,812	37,934	35,890
Property – net	13,537	13,828	14,217	13,797	13,579
Long-term debt and redeemable preferred stock	9,186	11,629	11,763	11,659	9,266
Total debt	10,706	12,594	13,109	13,036	10,883
Net stockholders' equity	15,324	12,270	9,175	7,626	9,993

Financial Ratios
Research and development expenses as percent of net sales (1, 2)	2.3%	2.5%	3.0%	3.9%	3.8%
Income (Loss) before income taxes and minority interests as percent of net sales (1, 2)	13.8%	9.5%	5.4%	(2.3)%	(2.2)%
Return on stockholders' equity (4)	29.5%	22.8%	18.9%	(4.4)%	(3.9)%
Debt as a percent of total capitalization	39.1%	47.9%	55.4%	59.2%	48.9%

General
Capital expenditures	$1,597	$1,333	$1,100	$1,623	$1,587
Depreciation (1)	1,904	1,904	1,753	1,680	1,595
Salaries and wages paid	4,309	3,993	3,608	3,202	3,215
Cost of employee benefits	988	885	783	611	540
Number of employees at year-end (thousands)	42.4	43.2	46.4	50.0	52.7
Number of Dow stockholders of record at year-end (thousands) (5)	105.6	108.3	113.1	122.5	125.1

  (1)
  Restated for the sale of the pharmaceutical businesses in 1995.
  (2)
  Adjusted for reclassification of freight on sales in 2000 and reclassification of insurance operations in 2002.
  (3)
  Adjusted for 3-for-1 stock split in 2000.
  (4)
  Included Temporary Equity in 1995-1999.
  (5)
  Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 567,000 stockholders whose shares were held in nominee names at December 31, 2005.

In millions, except as noted (Unaudited)	2000	1999	1998	1997	1996	1995

Summary of Operations (1)
Net sales (2)	$29,798	$26,131	$25,396	$27,814	$27,267	$27,140
Cost of sales (2)	24,310	20,422	19,566	20,961	19,981	18,702
Research and development expenses	1,119	1,075	1,026	990	962	997
Selling, general and administrative expenses	1,825	1,776	1,964	2,168	2,426	2,543
Amortization of intangibles	139	160	106	80	58	52
Purchased in-process research and development charges	6	6	349	–	–	–
Special charges, merger-related expenses, and restructuring	–	94	458	–	–	–
Asbestos-related charge	–	–	–	–	–	–
Other income	706	424	1,166	657	523	200
Interest expense – net	519	432	458	355	246	211

Income (Loss) before income taxes and minority interests	2,586	2,590	2,635	3,917	4,117	4,835
Provision (Credit) for income taxes	839	874	902	1,320	1,423	1,822
Minority interests' share in income	72	74	20	113	194	197
Preferred stock dividends	–	5	6	13	17	17

Income (Loss) from continuing operations	1,675	1,637	1,707	2,471	2,483	2,799
Discontinued operations net of income taxes	–	–	–	–	–	187
Cumulative effect of changes in accounting principles	–	(20)	–	(17)	–	–

Net income (loss) available for common stockholders	$1,675	$1,617	$1,707	$2,454	$2,483	$2,986

Per share of common stock (in dollars): (3)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – basic	$1.88	$1.87	$1.92	$2.72	$2.61	$2.73
Earnings (Loss) per common share – basic	1.88	1.85	1.92	2.71	2.61	2.91
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – diluted	1.85	1.84	1.89	2.63	2.51	2.62
Earnings (Loss) per common share – diluted	1.85	1.82	1.89	2.61	2.51	2.80
Cash dividends declared per share of common stock	1.16	1.16	1.16	1.12	1.00	0.97
Cash dividends paid per share of common stock	1.16	1.16	1.16	1.08	1.00	0.93
Book value per share of common stock	13.22	12.40	11.34	11.17	10.95	10.09
Weighted-average common shares outstanding – basic (3)	893.2	874.9	888.1	898.4	950.1	1,025.8
Weighted-average common shares outstanding – diluted (3)	904.5	893.5	904.8	936.2	997.2	1,073.4
Convertible preferred shares outstanding	–	1.3	1.4	1.4	27.3	27.6

Year-end Financial Position
Total assets	$35,991	$33,456	$31,121	$31,004	$31,219	$29,838
Working capital	1,150	2,848	1,570	1,925	4,799	6,234
Property – gross	34,852	33,333	32,844	31,052	30,896	29,575
Property – net	13,711	13,011	12,628	11,832	11,893	10,921
Long-term debt and redeemable preferred stock	6,613	6,941	5,890	5,703	5,770	6,067
Total debt	9,450	8,708	8,099	8,145	7,067	6,726
Net stockholders' equity	11,840	10,940	9,878	9,974	10,068	9,406

Financial Ratios
Research and development expenses as percent of net sales (1, 2)	3.8%	4.1%	4.0%	3.6%	3.5%	3.7%
Income (Loss) before income taxes and minority interests as percent of net sales (1, 2)	8.7%	9.9%	10.4%	14.1%	15.1%	17.8%
Return on stockholders' equity (4)	14.1%	14.7%	17.2%	24.5%	24.5%	30.5%
Debt as a percent of total capitalization	42.5%	42.2%	43.6%	43.1%	36.5%	36.7%

General
Capital expenditures	$1,808	$2,176	$2,328	$1,953	$2,065	$1,959
Depreciation (1)	1,554	1,516	1,559	1,529	1,552	1,661
Salaries and wages paid	3,395	3,536	3,579	3,640	3,645	3,475
Cost of employee benefits	486	653	798	839	875	854
Number of employees at year-end (thousands)	53.3	51.0	50.7	55.9	52.0	51.0
Number of Dow stockholders of record at year-end (thousands) (5)	87.9	87.7	93.0	97.2	104.6	111.1

  (1)
  Restated for the sale of the pharmaceutical businesses in 1995.
  (2)
  Adjusted for reclassification of freight on sales in 2000 and reclassification of insurance operations in 2002.
  (3)
  Adjusted for 3-for-1 stock split in 2000.
  (4)
  Included Temporary Equity in 1995-1999.
  (5)
  Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 567,000 stockholders whose shares were held in nominee names at December 31, 2005.

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

ABOUT DOW

Dow is a diversified, worldwide manufacturer of more than 3,200 basic and performance chemical, plastic, and agricultural products that serve numerous consumer markets, including food, transportation, health and medicine, personal and home care, and building and construction. Dow is the largest U.S. producer of chemicals and plastics, in terms of sales, with total sales of $46 billion in 2005. The Company conducts its worldwide operations through global businesses, which are reported in six operating segments: Performance Plastics, Performance Chemicals, Agricultural Sciences, Plastics, Chemicals, and Hydrocarbons and Energy.

       In 2005, the Company sold its products and services to customers in more than 175 countries throughout the world. Forty-three percent of the Company's sales were to customers in North America; 36 percent were in Europe; while the remaining 21 percent were to customers in Asia Pacific and Latin America. The Company employs approximately 42,000 people and has a broad, global reach with 156 manufacturing sites in 37 countries.

2005 OVERVIEW

2005 was a year of tremendous achievement for Dow, as the Company set new records for sales and earnings despite an environment of persistently rising feedstock and energy costs, and the impact of two major hurricanes which caused significant disruption in Dow's operations on the U.S. Gulf Coast and logistics across the region. Continued global economic growth and favorable industry supply/demand balances provided support for margin expansion (i.e., the increase in the spread between selling prices and feedstock and energy costs). The benefits of solid industry fundamentals were supplemented by the Company's actions to improve its earnings and financial strength by continuing its focus on financial discipline and low cost to serve while investing for strategic growth.

       As a result of these actions, sales increased 15 percent to $46 billion, establishing a new sales record for the Company. Prices rose 17 percent, with substantial increases in all operating segments and all geographic areas. Volume declined 2 percent from last year's strong levels, in part because customers reduced inventories that were built during 2004, but also due to the disruption caused by two major hurricanes which temporarily reduced demand in the United States. Also contributing to the decline in volume were divestitures completed by the Company in 2004, principally those related to the formation of two joint ventures. Feedstock and energy costs remained high and volatile, increasing $4.0 billion, or 26 percent, from 2004. Despite this increase in costs, the improvement in Dow's product prices resulted in an expansion in margin of $2.9 billion, restoring a portion of previously lost margin.

       The Company continued its focus on controlling expenses. Research and development, and selling, general and administrative expenses fell to 5.7 percent of sales, the lowest percentage in the Company's history. Despite the significant increase in the Company's sales, total structural costs (such as labor, materials and supplies, purchased services and travel costs) increased only slightly from 2004, after adjusting for the impact of currency. The Company reduced its workforce by 790 people, almost 2 percent, despite the addition of employees related to investments in new businesses and emerging geographies. Over the past three years, the Company has reduced its workforce by over 15 percent.

       Capital expenditures were held below $1.6 billion, $307 million below depreciation, without sacrificing the efficiency, safety and environmental performance of Dow's manufacturing facilities. In addition, the Company's key environmental and safety measures continued to improve in 2005.

       While the substantial increase in sales resulted in a $1.4 billion increase in working capital, the Company maintained tight control of working capital ratios, reducing days-sales-outstanding-in-receivables from 40 days to 39 days, the lowest level in the Company's history. Days-sales-in-inventory was 59 days, slightly higher than the 57 days reached at the end of 2004, but below historical averages.

       During 2005, the Company took a number of steps to maximize the value of its business and asset portfolio.

  •
  In January 2005, Dow announced it had exercised its option to acquire certain assets (ethylene and chlorinated elastomers, including ENGAGE™, NORDEL™ and TYRIN™ elastomers) from DuPont Dow Elastomers L.L.C. ("DDE"), Dow's 50:50 joint venture with E.I. DuPont de Nemours and Company. The transaction, which closed on June 30, 2005, included the redemption of the Company's equity interest in DDE.
  •
  In November 2004, Union Carbide sold an interest in EQUATE Petrochemical Company K.S.C. ("EQUATE") to National Bank of Kuwait. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer, which resulted in a pretax gain of $70 million (reflected in "Sundry income – net") in the first quarter of 2005 and reduced Union Carbide's ownership interest from 45 percent to 42.5 percent.
  •
  In November 2005, Union Carbide sold its indirect interest in UOP LLC ("UOP"), a 50:50 joint venture with Honeywell International, Inc., recording a pretax gain of $637 million in the fourth quarter of 2005 (reflected in "Sundry income – net"). UOP is a supplier and licensor of process technology, catalysts, process plants and consulting services to the petroleum refining, petrochemical and gas processing industries. It was determined that UOP was not a strategic fit and therefore Union Carbide sold UOP to maximize the value of the business.
  •
  During the year, the Company shut down a number of small, non-competitive facilities. In most instances, production was or will be shifted to more efficient facilities; in a few cases, the Company decided to exit a business because of inadequate financial returns.

       With the significant improvements in the Company's earnings and financial position over the past two years, in July 2005 Dow's Board of Directors authorized the repurchase of up to 25 million of the Company's outstanding common shares over a period ending on December 31, 2007. The Company believes that a share repurchase program is a wise use of Dow's cash and supportive of its objective to maximize long-term shareholder value. In addition, during 2005, the Company contributed over $1 billion to its pension plans and, in the fourth quarter, made a cash donation of $100 million to The Dow Chemical Company Foundation to fund future contributions for education and community development in the communities in which Dow operates.

       As a result of these actions and improved industry conditions, Dow reported record earnings and substantially reduced debt in 2005.

  •
  Diluted earnings per common share were $4.62 in 2005 (including the $0.25 per share net favorable impact of gains on the sale of EQUATE shares and Union Carbide's indirect interest in UOP, the repatriation of foreign earnings under the American Jobs Creation Act of 2004, a cash donation for education and community development, restructuring activities, a loss on the early extinguishment of debt, an unfavorable tax ruling and a change in accounting principle) compared with $2.93 in 2004 (which included a $0.22 per share net gain for restructuring activities, a gain on the sale of the DERAKANE business and tax valuation adjustments).
  •
  Total debt was reduced $1.9 billion during 2005. The ratio of debt to total capitalization was 39.1 percent at the end of 2005, down from 47.9 percent at the end of 2004.

       The Company's outlook for 2006 is positive, both for the chemical industry and for Dow, despite the uncertainty and volatility in feedstock and energy costs. Dow expects that worldwide demand for chemical and plastic products will continue to grow, led by Asia Pacific, Latin America and other emerging geographies, with solid contributions from North America and Europe. The Company will continue to focus on the implementation of its strategy, retaining its financial discipline and controlling the things it can control. Dow expects that its financial performance in 2006 will be better than in 2005.

RESULTS OF OPERATION

Dow reported record sales of $46.3 billion in 2005, up 15 percent from $40.2 billion in 2004 and 42 percent from $32.6 billion in 2003. Compared with last year, prices rose 17 percent, with substantial increases in all operating segments and all geographic areas, while volume declined 2 percent. For 2005, prices were influenced by improved industry fundamentals, but they continued to be driven primarily by escalating feedstock and energy costs. In 2005, volume declined from the strong levels of 2004 as customers reduced inventories built during the latter part of 2004. Also contributing to the decline in volume were divestitures completed by the Company in 2004 and the disruption caused by two major hurricanes in the third quarter of 2005, which reduced demand in the United States during the second half of the year. In 2004, sales rose 23 percent compared with 2003, as prices improved 17 percent and volume grew 6 percent. The increase in prices, which was driven by increasing feedstock and energy costs and the favorable impact of currency in Europe (which accounted for approximately 4 percent of the increase in sales), was reported by all operating segments and all geographic areas. The increase in volume in 2004 reflected an improvement in economic conditions, with volume growth in all operating segments, except Hydrocarbons and Energy, and in all geographic areas. See Sales Price and Volume table at the end of the section entitled "Segment Results" for details regarding the change in sales.

       Sales in the United States accounted for 38 percent of total sales in 2005, compared with 37 percent in 2004 and 39 percent in 2003. Sales and other information by operating segment and geographic area are provided in Note U to the Consolidated Financial Statements. See Segment Results for a narrative discussion of results for each of the operating segments.

       Gross margin for 2005 was $8.0 billion, compared with $5.9 billion in 2004 and $4.4 billion in 2003. Compared with last year, gross margin improved $2.1 billion, as an increase in selling prices of $6.9 billion more than offset an increase of $4.0 billion in feedstock and energy costs, as well as increases in the cost of other raw materials, and the impact of lower volume and reduced operating rates. Gross margin for 2004 improved $1.5 billion compared with 2003, as an increase in selling prices of $5.4 billion (including the favorable impact of currency), as well as volume growth and the impact of improved operating rates, more than offset an increase of $3.4 billion in feedstock and energy costs and the negative impact of currency on costs.

       Dow's global plant operating rate (for its chemicals and plastics businesses) was 84 percent of capacity in 2005, down from 88 percent of capacity in 2004 and up from 82 percent of capacity in 2003. In 2005, Dow's operating rate declined as the Company actively managed inventory levels and completed planned maintenance turnarounds in the first half of the year, including turnarounds in ethylene oxide/ethylene glycol, polyethylene, acrylates and the Hydrocarbons and Energy business. In the second half of the year, the Company's operating rate declined due to hurricane-related shutdowns on the U.S. Gulf Coast during the third quarter and the lingering effects of the hurricanes on logistics and supply through the fourth quarter of 2005. In 2004, operating rates improved as the Company increased run rates to support increasing demand, reflecting improved economic conditions around the world. Depreciation expense was $1,904 million in 2005 and 2004, compared with $1,753 million in 2003.

       Personnel count was 42,413 at December 31, 2005; 43,203 at December 31, 2004; and 46,372 at December 31, 2003. Headcount continued to decline in 2005, despite the addition of approximately 115 employees associated with the acquisition of businesses from DDE and growth in Dow's employee base in emerging geographies, as the Company remained focused on improving organizational efficiency and financial performance. In 2004, headcount continued to decline due to the Company's focus on its Action Plan, initiated in early 2003, and attrition.

       Operating expenses (research and development, and selling, general and administrative expenses) totaled $2,618 million in 2005, up 6.5 percent from $2,458 million in 2004 and 10 percent from $2,373 million in 2003. Research and development ("R&D") expenses were $1,073 million in 2005, compared with $1,022 million in 2004 and $981 million in 2003. Selling, general and administrative ("SG&A") expenses were $1,545 million in 2005, up from $1,436 million in 2004 and $1,392 million in 2003. SG&A expenses increased in 2005 in part due to an increase of approximately $58 million in the allowance for doubtful receivables, reflecting the higher level of sales, unstable economic conditions in Brazil and increased risk in receivables related to higher energy costs. While the Company has realized savings from its ongoing restructuring activities, those savings have been offset by increases in salaries and fringe benefits, as well as the addition of operating expenses related to newly acquired businesses, new product development and growth in emerging geographies. Despite these increases, operating expenses as a percent of sales reached an all-time low of 5.7 percent in 2005. Operating expenses were 6.1 percent of sales in 2004 and 7.3 percent of sales in 2003.

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

Production Costs and Operating Expenses
Cost components as a percent of total	2005	2004	2003

Hydrocarbon feedstocks and energy	47%	43%	36%
Salaries, wages and employee benefits	13	13	14
Maintenance	3	3	4
Depreciation	5	5	6
Supplies, services and other raw materials	32	36	40

Total	100%	100%	100%

       Amortization of intangibles was $55 million in 2005, $81 million in 2004 and $63 million in 2003. The increase in amortization in 2004 was primarily due to the first quarter write-off of goodwill associated with Hampshire Chemical Corp.'s manufacturing facility in Nashua, New Hampshire, that produced HAMPOSYL™ surfactants. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL™ surfactants and as a result, wrote off goodwill of $13 million associated with this line of business in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; demolition of the facility was substantially completed in the fourth quarter of 2005. During the fourth quarter of 2005, the Company performed impairment tests for goodwill in conjunction with its annual planning and budgeting process. As a result of this review, it was determined that no goodwill impairments existed. See Notes F and H to the Consolidated Financial Statements for additional information regarding goodwill and other intangible assets.

       In the fourth quarter of 2005, the Company recorded pretax charges totaling $114 million related to restructuring activities, as the Company continued to focus on financial discipline and made additional decisions regarding noncompetitive and underperforming assets, as well as decisions regarding the consolidation of manufacturing capabilities. The charges included costs of $67 million related to the closure of approximately 20 small plants around the world, losses of $12 million on asset sales, the write-off of an intangible asset of $10 million and employee-related expenses of $25 million. The total of these charges is shown as "Restructuring activities – net charge (gain)" in the consolidated statements of income. The charges were recorded against the Company's operating segments as follows: $28 million against Performance Plastics, $14 million against Performance Chemicals, $9 million against Agricultural Sciences, $12 million against Plastics and $3 million against Chemicals. Charges to Unallocated and Other amounted to $48 million.

       In the second quarter of 2004, the Company recorded a net pretax gain of $20 million related to restructuring activities. The net impact of these transactions, shown as "Restructuring activities – net charge (gain)" in the consolidated statements of income, included gains totaling $563 million related to the divestiture of assets in conjunction with the formation of two new joint ventures, MEGlobal and Equipolymers, substantially offset by asset impairments of $99 million related to the future sale or shutdown of facilities; the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"), reflected in Unallocated and Other; and employee-related restructuring charges of $296 million, reflected in Unallocated and Other. The gain related to MEGlobal was $439 million and was reflected in the Chemicals segment. The gain for Equipolymers was $124 million and was reflected in the Plastics segment. The employee-related restructuring charges included severance of $225 million for a workforce reduction of 2,455 people and curtailment costs of $71 million associated with Dow's defined benefit plans. For additional information, see Notes B and C to the Consolidated Financial Statements.

       Dow's share of the earnings of nonconsolidated affiliates in 2005 was $964 million, compared with $923 million in 2004 and up substantially from $322 million in 2003. Compared with 2004, equity earnings in 2005 reflected improved results from Dow Corning Corporation ("Dow Corning"), UOP and Siam Polyethylene Company Limited, the absence of equity losses from Cargill Dow, and a decline in equity earnings from EQUATE, The OPTIMAL Group ("OPTIMAL") and MEGlobal. On January 31, 2005, the Company exited Cargill Dow by transferring its 50 percent interest to the joint venture partner, Cargill, Incorporated (see Note B to the Consolidated Financial Statements). Equity earnings in 2004 increased from 2003 primarily due to stronger results from EQUATE, OPTIMAL, Dow Corning, Siam Polyethylene Company Limited, DDE, and UOP. In addition to these improvements in 2004, results for MEGlobal and Equipolymers were included in equity earnings for the first time in the third quarter of 2004. Equity earnings for 2004 also included the favorable impact of the recognition of investment tax allowances by one of the Company's joint ventures.

       Sundry income – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for 2005 was $755 million, up from $136 million in 2004 and $146 million in 2003. Sundry income for 2005 included a gain of $637 million on the sale of Union Carbide's indirect 50 percent interest in UOP (reflected in the Performance Plastics segment) and a $70 million gain ($41 million reflected in the Chemicals segment; $29 million reflected in the Plastics segment) on the sale of a portion of Union Carbide's interest in EQUATE in the first quarter of 2005. In November 2004,

Union Carbide sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer, which resulted in the first quarter gain and reduced Union Carbide's ownership interest from 45 percent to 42.5 percent. Sundry income for 2005 also included a cash donation in the fourth quarter of $100 million to The Dow Chemical Company Foundation for aid to education and community development (reflected in Unallocated and Other) and a loss of $31 million associated with the early extinguishment of $845 million of debt. In 2004, sundry income included a gain of $90 million on the sale of the DERAKANE epoxy vinyl ester resin business (reflected in the Performance Plastics segment) and a loss of approximately $30 million on the sale of assets in the first quarter (reflected in Unallocated and Other). Sundry income in 2003 included several small gains on sales of non-strategic assets, including a gain of $47 million on the sale of several product lines of Amerchol Corporation, a wholly owned subsidiary (reflected in the Performance Chemicals segment).

       Net interest expense (interest expense less capitalized interest and interest income) was $564 million in 2005, down from $661 million in 2004 and $736 million in 2003. Interest income was $138 million in 2005, compared with $86 million in 2004, reflecting higher levels of cash and cash equivalents and slightly higher interest rates. Interest income was $92 million in 2003. Interest expense (net of capitalized interest) and amortization of debt discount totaled $702 million in 2005, $747 million in 2004 and $828 million in 2003. Interest expense continued to decline in 2005, reflecting a significant reduction in total debt.

       Income before income taxes and minority interests ("profit before tax") was $6,399 million in 2005, up significantly from $3,796 million in 2004 and $1,751 million in 2003. In 2005, selling prices rose $6.9 billion, equity earnings improved, gains were recognized on the sale of ownership interests in nonconsolidated affiliates, and net interest expense declined, more than offsetting the impact of higher feedstock and energy costs of $4.0 billion, increased costs for other raw materials, lower volume and operating rates, higher operating expenses and restructuring charges, resulting in a substantial improvement in profit before tax. In 2004, selling prices rose $5.4 billion (including the favorable impact of currency on sales), volume grew 6 percent overall and equity earnings improved significantly, offsetting the unfavorable impact of higher feedstock and energy costs of $3.4 billion and the negative impact of currency on costs, resulting in a significant improvement in profit before tax compared with 2003.

       The provision for income taxes was $1,782 million in 2005, compared with $877 million in 2004 and a credit for income taxes of $82 million in 2003. In the second quarter of 2005, the Company finalized its plan for the repatriation of foreign earnings subject to the requirements of the American Jobs Creation Act of 2004 ("AJCA"), resulting in a credit to the provision for income taxes of $113 million (see Notes A and T to the Consolidated Financial Statements). On January 23, 2006, the Company received an unfavorable tax ruling from the United States Court of Appeals for the Sixth Circuit reversing a prior decision by the United States District Court relative to corporate owned life insurance, resulting in a charge to the provision for income taxes of $137 million in the fourth quarter of 2005. In the fourth quarter of 2004, the Company's provision for income taxes was reduced by tax benefits of $146 million related to the revised estimate of the future utilization of operating loss carryforwards in Argentina, Italy and Brazil ($101 million) and the impact of a legislated decrease in the tax rate in The Netherlands on deferred tax liabilities ($45 million). In 2003, the Company's provision for income taxes was reduced by tax benefits of $454 million related to the utilization of foreign tax credits ($114 million), which had previously been reserved and would have otherwise expired, and revised estimates regarding the future utilization of operating loss carryforwards in Germany ($340 million related to the reversal of Dow Olefinverbund GmbH's [formerly Buna Sow Leuna Olefinverbund ("BSL")] valuation allowance). Excluding these items, the effective tax rate was 27.5 percent in 2005, 26.9 percent in 2004 and 21.2 percent in 2003. The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, Dow's effective tax rate declines. Dow's tax rate is also influenced by equity earnings, since most of the earnings from the Company's equity companies are taxed at the joint venture level. The underlying factors affecting Dow's overall effective tax rates are summarized in Note T to the Consolidated Financial Statements.

       Minority interests' share in income was $82 million in 2005, $122 million in 2004 and $94 million in 2003. During the first quarter of 2005, the Company purchased the remaining 28 percent of PBBPolisur S.A. for $98 million, resulting in the decline in minority interests' share in income in 2005. The increase in minority interest in 2004 compared with 2003 was primarily due to improved results at PBBPolisur S.A.

       Cumulative effect of changes in accounting principles included an after-tax charge of $20 million in 2005 related to the adoption of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," on December 31, 2005. Cumulative effect of changes in accounting principles included an after-tax charge of $9 million in 2003 related to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" in 2003. See Note A to the Consolidated Financial Statements for additional information regarding changes in accounting principles.

       Net income available for common stockholders was $4,515 million in 2005 (earnings of $4.62 per share), compared with $2,797 million in 2004 (earnings of $2.93 per share) and $1,730 million in 2003 (earnings of $1.87 per share).

       The following table summarizes the impact of certain items recorded in 2005, 2004 and 2003:

	Pretax Impact (1)			Impact on Net Income (2)			Impact on EPS (3)

In millions, except per share amounts	2005	2004	2003	2005	2004	2003	2005	2004	2003

2005 restructuring charges	$(114)	–	–	$(77)	–	–	$(0.08)	–	–
2004 restructuring net gain:
Employee-related restructuring charges	–	$(296)	–	–	$(200)	–	–	$(0.21)	–
Gains on divestitures of assets related to formation of MEGlobal and Equipolymers joint ventures	–	563	–	–	379	–	–	0.40	–
Asset impairments	–	(99)		–	(69)	–	–	(0.08)	–
Recognition of liability related to Cargill Dow loan guarantee	–	(148)	–	–	(93)	–	–	(0.10)	–
Gain on sale of EQUATE shares	70	–	–	46	–	–	0.05	–	–
Gain on sale of interest in UOP	637	–	–	402	–	–	0.41	–	–
Loss on early extinguishment of debt	(31)	–	–	(20)	–	–	(0.02)	–	–
Cash donation for aid to education and community development in 4Q05	(100)	–	–	(65)	–	–	(0.07)	–	–
Gain on sale of DERAKANE business	–	90	–	–	57	–	–	0.06	–
AJCA repatriation of foreign earnings	–	–	–	113	–	–	0.12	–	–
Unfavorable tax ruling	–	–	–	(137)	–	–	(0.14)	–	–
Reversal of tax valuation allowances and impact of change in tax rate on deferred tax liabilities	–	–	–	–	146	–	–	0.15	–
Reversal of tax valuation allowances	–	–	–	–	–	$454	–	–	$0.49
Cumulative effect of changes in accounting principles	–	–	–	(20)	–	(9)	(0.02)	–	(0.01)

Total	$462	$110	–	$242	$220	$445	$0.25	$0.22	$0.48

(1) Impact on "Income before Income Taxes and Minority Interests"
(2) Impact on "Net Income Available for Common Stockholders"
(3) Impact on "Earnings per common share – diluted"

SEGMENT RESULTS

The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. Additional information regarding the Company's operating segments and a reconciliation of EBIT to "Net Income Available for Common Stockholders" can be found in Note U to the Consolidated Financial Statements.

PERFORMANCE PLASTICS

Performance Plastics sales increased 20 percent to $11.4 billion in 2005, compared with $9.5 billion in 2004. Sales were $7.8 billion in 2003. Compared with 2004, prices rose 19 percent while volume increased 1 percent in 2005. Beginning July 1, 2005, sales of ENGAGE™, NORDEL™ and TYRIN™ elastomers were reported as part of the Performance Plastics segment. These products were acquired by the Company when it divested its interest in DDE on June 30, 2005 (see Notes G and K to the Consolidated Financial Statements). Excluding the acquisition of these products and the divestiture of the DERAKANE epoxy vinyl ester resin business in December 2004, volume declined 2 percent in 2005. In 2004, volume increased 12 percent over 2003, while prices increased 10 percent, including the favorable impact of currency in Europe, which accounted for approximately 4 percent of the increase in sales.

       EBIT for the segment was $2.5 billion in 2005 compared to $1.0 billion in 2004 and $701 million in 2003. Results for 2005 included a pretax gain of $637 million related to Union Carbide's sale of its indirect 50 percent interest in UOP to a wholly owned subsidiary of Honeywell International, Inc. (see Note G to the Consolidated Financial Statements). Excluding this gain, EBIT improved in 2005 as higher prices and improved equity earnings more than offset a significant increase in raw material costs and the impact of lower operating rates, resulting in some restoration in margins. EBIT in 2005 was negatively impacted by charges totaling $28 million for restructuring activities in the fourth quarter of 2005 related to the closure of six small manufacturing facilities. In 2004, EBIT included a gain of $90 million related to the sale of the DERAKANE epoxy vinyl ester resin business to Ashland Specialty Chemicals. Excluding the gain on the sale of the DERAKANE business, EBIT in 2004 improved over 2003 due to higher prices and stronger volumes.

       Building and Construction sales for 2005 were up 10 percent from 2004, due to a 7 percent increase in prices and a 3 percent increase in volume, setting a new yearly sales record. Compared with last year, the increase in sales was led by STYROFOAM™ insulation as sales of new homes in North America continued at a high level and southern and eastern Europe experienced strong growth in residential construction. Compared with last year, EBIT increased as improvements in both price and volume offset increases in raw material costs and operating expenses.

       Dow Automotive sales increased 13 percent versus 2004, with prices rising 11 percent and volume increasing 2 percent. Demand improved in geographic areas outside of the United States, reinforcing the value of Dow's global position in this industry. Volume exceeded the industry growth rate due to the successful differentiation of Dow products, and an increase in the production of cars for which Dow products are specified. In 2005, EBIT for the business improved principally due to higher prices, improved volume, and strict cost discipline, partially offset by the impact of increased raw material costs. In 2005, as part of the Company's restructuring activities, plants were shut down in Nuneaton, United Kingdom; Dillenberg, Germany; and Hermosillo, Mexico in order to reduce structural costs and improve operating efficiencies.

       Engineering Plastics sales for the year were up 21 percent, reflecting a 21 percent increase in prices. Volume was unchanged. Prices were driven by higher feedstock costs and tight industry supply/demand balances for polycarbonate. Volume improved for polycarbonate, driven by strong demand in optical media, sheet and security applications. This higher volume was offset by the absence of the revenue from a technology license, which was included in sales for 2004. In 2005, EBIT for the business improved significantly versus 2004 primarily due to higher selling prices, which more than offset increased raw material costs, and improved equity earnings from LG Dow Polycarbonate Limited.

       Sales for Epoxy Products and Intermediates in 2005 increased 16 percent, reflecting a 24 percent increase in prices and an 8 percent decrease in volume compared with last year. Prices increased in all geographic areas, as the business focused on recovering margin lost to high raw material costs. Volume declined for most products due to the Company's efforts to improve margins. EBIT improved in 2005 versus 2004 due to higher selling prices and productivity improvements from the consolidations of production and research facilities in 2004.

       Polyurethanes and Thermoset Systems sales for 2005 increased 19 percent over the prior year. Prices increased 23 percent, with improvements in all major products. Volume declined 4 percent, due in part to the sale of the DERAKANE business. Volume improved in Thermoset Systems, while volume for polyurethane component products declined, due to some softness in industry demand and a strategic shift to sell a higher percentage of these products through the Thermoset Systems business. EBIT in 2005 improved from the prior year as higher prices more than offset the decline in volume and the impact of higher raw material costs. In 2004, EBIT was negatively impacted by the write-down of the net book value of the Company's polyols production facility in Priolo, Italy ($22 million), following Dow's decision to close the facility (see

Note F to the Consolidated Financial Statements) and positively impacted by a gain of $90 million on the sale of the DERAKANE epoxy vinyl ester resin business in the fourth quarter of 2004.

       Technology Licensing and Catalyst sales for 2005 were down 13 percent versus the prior year. Results for 2004 included higher sales related to technology licenses to several of the Company's joint ventures, including MEGlobal and EQUATE. EBIT in 2005 was significantly higher than 2004 principally due to a gain of $637 million on the sale of Union Carbide's indirect 50 percent interest in UOP in the fourth quarter of 2005 (see Note G to the Consolidated Financial Statements). Excluding this gain, EBIT for 2005 declined as the negative impact of lower sales more than offset an increase in equity earnings from the Company's joint ventures.

       Sales for Wire and Cable in 2005 increased 22 percent compared with last year. Prices rose 18 percent with increases in all geographic areas. Volume increased 4 percent with especially strong growth in Europe. There was a significant improvement in industry utilization rates in North America and Europe which resulted in improved margins. EBIT improved in 2005 as higher prices and strong demand more than offset the impact of higher polyethylene costs.

Performance Plastics Outlook for 2006

Performance Plastics sales are expected to increase as continued improvement in global economic conditions increases demand for these products. Additional industry capacity for some products may limit the ability of these businesses to raise prices, resulting in downward pressure on margins. Raw material costs are expected to increase in line with underlying feedstock and energy costs.

       Building and Construction expects strong volume growth in Europe and more modest growth in North America and Asia Pacific. The Company expects to expand capacity for STYROFOAM ™ insulation by debottlenecking several production facilities in Europe and completing the construction of a new manufacturing facility in Russia. Several competitors are also expected to add extruded polystyrene capacity. Pricing is expected to increase at a modest rate to maintain margins against rising raw material prices. The business plans to increase its investment in R&D in 2006 to improve process and product technology.

       Dow Automotive expects sales to increase in 2006 versus 2005 due to price increases, continued growth with the existing customer base, and anticipated geographic growth. New plants under construction in Midland, Michigan, and Schkopau, Germany, are expected to open in late 2007 or early 2008. These facilities will replace capacity at older, less efficient plants, which are expected to close when the new facilities become operational.

       In 2006, Engineering Plastics volume is expected to remain flat with 2005 in part reflecting a moderating growth rate for polycarbonate in optical media applications. Prices are expected to remain flat or decline slightly as industry supply becomes more balanced with demand. Margins are expected to remain stable with some downward pressure from increased competition.

       Epoxy Products and Intermediate sales for 2006 are expected to increase due to anticipated increases in volume and prices, driven by high feedstock costs and a tighter supply/demand balance in the second half of the year. In the first quarter of 2006, the Company plans to close its synthetic glycerin plant in Freeport, Texas, due to low demand in Asia Pacific and the Americas.

       Polyurethanes and Thermoset Systems volume is expected to grow with the industry in 2006. Methylene diphenyl diisocyanate prices are expected to decline as a result of new industry capacity coming on line. Toluene diisocyanate supply and demand are expected to remain balanced for 2006 due to increasing demand and industry plant closures in 2005.

       In 2006, Technology Licensing and Catalyst principal growth opportunities will continue to be in Asia Pacific, the Middle East and Russia. General market conditions are expected to remain similar to those in 2005.

       Wire and Cable volume is expected to grow, with margins comparable to 2005. Increased demand is expected as a result of the recovery efforts related to hurricane damage on the U.S. Gulf Coast and infrastructure construction in developing countries.

PERFORMANCE CHEMICALS

Performance Chemicals sales increased 16 percent to $7.7 billion in 2005, compared with $6.7 billion in 2004 and $5.6 billion in 2003. Compared with 2004, prices rose 18 percent, while volume declined 2 percent. Prices increased, supported by continued tight industry supply/demand balances for several businesses, as the Company focused on restoring margins in the face of higher raw material costs. The decline in volume was due in part to lower demand for certain products in paint and coatings applications, the impact of the U.S. Gulf Coast hurricanes, and weak demand within the paper industry for much of the year. In 2004, volume increased 11 percent from 2003, due in part to the acquisition of the acrylates business from Celanese AG on February 2, 2004. Prices rose 9 percent from 2003 to 2004 due to the same factors that continued to drive price increases in 2005.

       EBIT for 2005 was $1.2 billion compared with $600 million in 2004 and $682 million in 2003. EBIT in 2005 improved as higher selling prices more than offset increased raw material and energy costs and the impact of lower volume. In 2005, EBIT was negatively impacted by charges totaling $14 million for restructuring activities in the fourth quarter of 2005 related to the closure of five small manufacturing facilities. In 2004, EBIT was negatively impacted by charges of $111 million for asset impairments as follows: a $60 million write-down of the Company's contract manufacturing plant in Smithfield, Rhode Island, which was shut down in the third quarter of 2004; a $21 million partial write-down of a Specialty Polymers business; an $8 million write-off of a latex manufacturing facility, which was shut down in the second quarter of 2004; and $22 million related to the shutdown of Hampshire Chemical Corp.'s Nashua, New Hampshire, manufacturing site. See Notes F and H to the Consolidated Financial Statements for additional information regarding the 2004 asset impairments. Excluding these items, EBIT for 2004 was up from 2003 as volume growth and higher selling prices more than offset the impact of increased feedstock costs. EBIT for 2003 was favorably impacted by a gain of $47 million on the sale of several product lines of Amerchol Corporation, a wholly owned subsidiary.

       Acrylics and Oxide Derivatives sales were up 25 percent versus 2004, as prices increased 31 percent and volume declined 6 percent. Prices rose due to tight supply/demand balances across all product lines and rising raw material and energy costs. Acrylics and Oxide Derivatives volume declined due to de-stocking of customer inventories in the first half of the year and the impact of hurricanes Katrina and Rita on plant operations in the third and fourth quarters. EBIT in 2005 improved from 2004 as higher selling prices overcame an increase in raw material costs and the decline in volume.

       Dow Latex sales were up 19 percent versus 2004, with prices increasing 20 percent and volume declining 1 percent. Prices for styrene-butadiene latex sold into the coated paper and carpet industries were up in most geographic areas, driven by increased styrene monomer costs. While volume of acrylic latexes sold to key paint manufacturers in North America and Europe improved, this gain was offset by a decline in volume for styrene-butadiene latex due in part to weak demand within the paper industry globally, which was exacerbated by an extended strike in the paper industry in Finland. EBIT in 2005 improved significantly over 2004 as higher selling prices helped restore margins. In 2004, EBIT was reduced by an $8 million write-off of a latex manufacturing facility.

       Specialty Chemicals sales were up 11 percent versus 2004, with a 12 percent increase in prices, and a 1 percent decline in volume, as the business sought to maximize margins through price/volume management. Price increases were driven by limited raw material availability and sharply higher propylene- and ethylene-based raw material costs. EBIT in 2005 improved over 2004 as higher selling prices more than offset higher raw material costs. EBIT in 2004 was reduced by charges related to the shutdown of Hampshire Chemical Corp.'s Nashua, New Hampshire, manufacturing site. The charges included a $9 million write-down of the net book value of the facility and a $13 million write-off of goodwill.

       Specialty Polymers sales in 2005 were up 4 percent versus 2004, with prices increasing 2 percent and volume increasing 2 percent. Sales were strong for ANGUS Chemical Company's products, biocides, CELLOSIZE™ cellulose ethers, FILMTEC™ membranes and METHOCEL™ cellulose ethers, with a decline in North America and modest improvements in Europe supplemented by significantly higher demand in Asia Pacific and Latin America. EBIT in 2005 improved over 2004 as higher prices and higher volumes more than offset higher raw materials costs. EBIT in 2004 was reduced by a $21 million write-down of a Hampshire Chemical Corp. business in the second quarter of 2004.

Performance Chemicals Outlook for 2006

Performance Chemicals expects continued growth in 2006, as global economic conditions remain solid and raw material cost increases moderate. Prices are expected to show modest improvement in 2006 reflecting good industry fundamentals. EBIT is also expected to improve in 2006 due to slightly higher volumes, improved pricing and higher operating rates. However, uncertainty remains due to the volatility of feedstock and energy costs.

       Prices for Acrylics are expected to decline in 2006 as industry supply/demand balances move from tight to balanced. Oxide Derivatives prices and margins are expected to remain at good levels due to tight industry supply/demand fundamentals.

       Volume for Dow Latex is expected to grow slightly in 2006, with a recovery in paper industry demand and growth in demand for architectural coatings. Prices, which increased significantly in 2005, are expected to move in line with raw material costs.

       Specialty Chemicals prices are expected to be slightly higher than 2005 full-year average prices due to raw material and energy cost pressures. Industry demand is expected to grow in line with global GDP growth.

       Specialty Polymers sales are expected to increase in 2006, primarily driven by increased volume. Margins are expected to increase slightly and expectations are for continued strength across the major end uses for these products.

AGRICULTURAL SCIENCES

Sales for Agricultural Sciences were $3.4 billion in 2005, unchanged compared with record sales in 2004. Sales were $3 billion in 2003. Volume declined 3 percent versus 2004, while prices improved 3 percent, including the favorable impact of currency, which accounted for approximately one third of the increase in prices. Volume decreased as lower insect pressure in several regions and increased use of competing technologies in cotton resulted in lower demand for insecticides. Market challenges from herbicide resistant traits in corn and soybeans negatively impacted selective herbicide volumes in Latin America and North America. Volume in Brazil fell due to lower soybean herbicide sales and challenging economic conditions. In addition, the business exited a number of low margin products as part of a strategy to focus resources on more profitable proprietary products. The Company successfully launched a number of new products including penoxulam rice herbicide, aminopyralid herbicide for range and pasture, and WIDESTRIKE™ insect protection trait for cotton. Sales continued to ramp up for florasulam herbicides, HERCULEX™ I insect protection traits for corn, and gamma cyhalothrin insecticide. Other herbicides, including mixtures for cereal grains, saw growth over 2004, mitigating declines in some mature product lines. In 2004, sales volume grew 9 percent versus 2003, while prices improved 3 percent, primarily due to the favorable impact of currency in Europe. Favorable farm commodity prices resulted in increased demand for crop protection chemicals, both for increased acreage planted and for improved yields on existing acreage.

       EBIT in 2005 was $543 million versus $586 million in 2004 and $441 million in 2003. EBIT declined in 2005 as lower operating rates and increased raw material and energy costs compressed margins. EBIT in 2005 was negatively impacted by charges totaling $9 million for restructuring activities in the fourth quarter of 2005 related to the closure of five small manufacturing facilities. Research and development expenses were up in 2005 as the business invested in the Company's new business platform in healthy oils and in new technologies, including expenses related to a long-term research agreement with Sangamo BioSciences, Inc. In addition, selling expenses increased, due principally to new product launch efforts. EBIT improved in 2004 versus 2003 due to volume increases and operational efficiencies.

Agricultural Sciences Outlook for 2006

Agricultural Sciences sales and operational results for 2006 are expected to be similar to those achieved in 2005. The expected return of insect pressure to more normal levels should be favorable for insecticide demand. Sales of penoxsulam and aminopyralid herbicides are expected to rapidly ramp up and new formulations of cereal herbicides are showing good growth potential. Growth in these products is expected to mitigate a decline in some of the Company's mature product lines, which may be impacted by increasing use of new technologies for crop protection.

       Growth is also anticipated in seeds and insect resistant traits, as the Company continues to introduce new products. In corn, the anticipated launch of HERCULEX™ RW and HERCULEX™ XTRA will complement the growing sales of HERCULEX™ I insect protection for corn. Cotton seed sales are expected to strengthen with a ramp-up in the launch of WIDESTRIKE™ insect protection for cotton. The growing demand for heart-healthy oils will likely result in an increase in acres planted with NEXERA™ seed for NATREON™ canola oil, as well as increased sunflower acreage. On January 18, 2006, the Company and Monsanto Company announced a global business agreement that establishes cooperative arrangements that allow for cross licenses of intellectual property and product licenses in corn, soybeans and cotton technologies. This agreement is expected to create new and growing product and license opportunities for the Company.

       High fertilizer and fuel prices and the current low level of farm commodity prices, however, are creating uncertainty for the 2006 season, particularly for U.S. and Brazilian farmers. Energy and raw material costs will continue to pressure margins for the industry, and generic products are expected to challenge key markets.

PLASTICS

Sales for the Plastics segment were $11.8 billion in 2005, up 18 percent from $10.0 billion in 2004. Sales were $7.8 billion in 2003. Prices increased 18 percent in 2005, compared with 2004, while volume was unchanged. The increase in selling prices reflected the significantly higher feedstock and energy costs seen in 2005, as well as solid customer demand. Volume was negatively impacted by customer inventory de-stocking in the first half of 2005 and by the effects of two hurricanes which caused Dow's U.S. Gulf Coast manufacturing facilities to be temporarily shut down. Compared with last year, volume was also reduced by the mid-2004 formation of Equipolymers, a 50:50 joint venture with Petrochemical Industries Company ("PIC"). Beginning July 1, 2004, sales of purified terephthalic acid ("PTA") and polyethylene terephthalate ("PET") resins are reflected in the operating results of the joint venture. Excluding the impact of the formation of Equipolymers, Plastics volume increased by 1 percent. Synthetic rubber volume declined in Europe, compared with last year, as a result of the Company's decision to idle its production facility in Pernis, The Netherlands, in the second quarter of 2004. Sales in 2004 were higher than 2003 as prices improved 24 percent and volume increased 5 percent. The increase in prices reflected significantly higher feedstock and energy costs in 2004, as well as improved customer demand. Volume increased in 2004 due to improving global economic conditions.

       EBIT for 2005 was $2.4 billion, up from $1.7 billion in 2004 and $662 million in 2003. EBIT improved as higher selling prices and improved equity earnings, resulting from the advantaged ethylene feedstock position of EQUATE, more than offset increased feedstock and energy costs. EBIT in 2005 includes a gain of $29 million associated with the sale of EQUATE shares and a gain of $31 million associated with the divestiture of Dow's interest in DDE and the acquisition of certain DDE assets. On January 3, 2005, the Company announced it had exercised its option to acquire certain assets (ethylene and chlorinated elastomers, including ENGAGE™, NORDEL™, and TYRIN™ elastomers) from DDE. The transaction was completed during the second quarter of 2005. See Notes G and K to the Consolidated Financial Statements for information regarding the transaction. EBIT in 2005 also includes restructuring charges totaling $12 million in the fourth quarter of 2005. These charges were related to the dissolution of DDE and the closure of a small manufacturing facility. In 2004, EBIT was up from 2003 as higher selling prices and improved equity earnings offset the impact of higher feedstock and energy costs. EBIT in 2004 was favorably impacted by a gain of $124 million on the sale of a 50 percent interest in Dow's PET/PTA business in conjunction with the formation of Equipolymers.

       Polyethylene sales increased 23 percent in 2005 as prices increased 22 percent and volume increased 1 percent. Prices rose in response to significantly higher feedstock and energy costs and supply issues in the United States that resulted from the hurricane-related production outages. Volume improved slightly over the strong levels that were reported in 2004 despite significant customer inventory de-stocking in the first half of the year. A new family of hexene-based linear low density polyethylene resins was introduced in 2005 in order to provide customers with an alternative price/performance offering. EBIT improved significantly in 2005 as increased selling prices and improved equity earnings from EQUATE and Siam Polyethylene Company Limited more than offset higher feedstock and energy costs.

       Polypropylene sales increased 18 percent in 2005 as prices improved 20 percent and volume declined 2 percent. Polypropylene prices rose in 2005 due to significantly higher propylene costs and a continuing high level of customer demand. The decline in volume was seen primarily in North America where two hurricanes caused the shutdown of Dow's polypropylene facilities along the U.S. Gulf Coast during the third quarter. Union Carbide's operations in Hahnville, Louisiana, were down for approximately one month, resulting in a declaration of force majeure for this location. In 2005, EBIT improved slightly from 2004 as higher prices kept pace with increased raw material costs.

       Polystyrene sales increased 16 percent in 2005 as prices improved 11 percent and volume increased 5 percent. Prices increased in all geographic areas with the largest gains reported in North America as the business responded to higher energy costs and limited styrene monomer availability due to the hurricanes. Although volume declined in North America, it was up solidly in the other geographic areas. During the third quarter of 2005, the business declared force majeure for products from its North American plants due to the limited availability of styrene monomer. EBIT improved significantly over 2004 as the increase in prices offset the higher styrene monomer and hurricane-related costs. In the third quarter of 2005, the business announced plans to shut down the polystyrene plant in Barry, United Kingdom, at the end of the year due to underutilization. Customers will be supplied by other Dow plants in Europe.

Plastics Outlook for 2006

Feedstock and energy costs are expected to remain at high levels during 2006, providing support for maintaining or increasing prices. In 2006, demand is expected to increase for most products; margins are expected to be somewhat higher than in 2005.

       Polyethylene volume is expected to improve in 2006 as demand is expected to remain strong in all geographic areas. Although there may be significant variations from quarter to quarter, margins are expected to be similar to those in 2005 as selling prices continue to reflect the high underlying feedstock and energy costs and strong industry fundamentals. Global industry operating rates are expected to remain at high levels during 2006.

       Polypropylene volume is expected to increase in 2006, compared with volume in 2005 that was reduced by hurricane-related outages, as demand remains strong. Although Dow's production facilities are running at near capacity, volume is expected to improve slightly as process improvements enable increased production. While industry capacity is expected to increase in 2006, demand is expected to improve at a higher rate, thus overall industry fundamentals are expected to improve slightly.

       Polystyrene volume should improve in 2006 as demand is expected to experience strong growth. Prices are also expected to remain high given the continued high cost of styrene monomer. The industry is expected to be highly competitive as both polystyrene capacity and styrene monomer supply are expected to be sufficient to meet demand, which may result in downward pressure on margins. Equity earnings are expected to improve slightly due to anticipated growth in Asia Pacific.

CHEMICALS

Chemicals sales were $5.7 billion in 2005, compared with $5.5 billion in 2004 and $4.4 billion in 2003. Prices rose 17 percent versus 2004 with all major products experiencing increases in 2005. Volume was down 13 percent in 2005 due to disruptions on the U.S. Gulf Coast caused by hurricanes Katrina and Rita, as well as the formation of MEGlobal (a 50:50 joint venture with PIC) in the second quarter of 2004. Beginning on July 1, 2004, certain sales of ethylene glycol ("EG") were sourced through that joint venture. Excluding the decline in volume related to the formation of MEGlobal, Chemicals volume was down 5 percent compared with 2004. In 2004, prices increased 22 percent, driven by higher feedstock and energy prices, and volume grew 3 percent versus 2003.

       Caustic soda sales were up 74 percent driven by price improvement of 80 percent and a 6 percent decline in volume. Prices increased with the support of high industry operating rates and rapidly escalating energy costs, while volume declined primarily due to increased internal consumption. Vinyl chloride monomer ("VCM") sales were up 8 percent with prices up 12 percent and volume down 4 percent. Prices rose sharply in the fourth quarter of 2005, particularly in the United States, due to severe industry disruptions caused by the hurricanes. VCM volume declined in 2005 as the polyvinyl chloride ("PVC") industry, the major end-use product for VCM, depleted the inventory built during the second half of 2004. In the third quarter of 2005, the Company ceased production of ethylene dichloride and reduced VCM production at its Oyster Creek, Texas facility, as announced in November 2004.

       EG sales declined 31 percent principally due to the formation of MEGlobal. Excluding the impact of MEGlobal, sales of EG declined 6 percent, due to an 8 percent decline in volume and a 2 percent increase in price. Prices softened in the first half of 2005 as a result of lower demand principally in the Asian polyester industry. Prices stabilized mid-year and then improved in the second half as supply and demand became more balanced and the hurricanes caused widespread industry disruptions on the U.S. Gulf Coast.

       Solvents and Intermediates sales were up 11 percent due to a 26 percent increase in prices and a 15 percent decline in volume. Price improvement was driven by significant increases in feedstock and energy costs along with improved industry fundamentals. Sales volume was down primarily due to the Company's exit of the industrial ethanol business in the second quarter of 2004.

       EBIT was $1.1 billion in 2005 compared with $1.6 billion in 2004 and $334 million in 2003. Results for 2005 included a gain of $41 million associated with the sale of EQUATE shares, as well as a restructuring charge of $3 million in the fourth quarter of 2005 related to the closure of a small manufacturing facility. Results for 2004 included a $439 million gain from the second quarter sale of assets associated with the formation of MEGlobal (see Note C to the Consolidated Financial Statements). Excluding these items from both periods, 2005 EBIT was down slightly from 2004 as price increases were not sufficient to offset the impact of sharply higher feedstock and energy costs; the impact of lower volume and lower equity earnings due to unplanned outages at joint venture facilities also reduced EBIT in 2005. EBIT in 2004 benefited from a combination of improved volume, price, operating rate and equity earnings that offset the impact of higher feedstock and energy prices.

Chemicals Outlook for 2006

Caustic soda sales are expected to be flat with volume improving and price declining slightly. Relatively high caustic soda prices in North America, driven by the high cost of energy in the region, may attract additional import volumes from Asia Pacific and Europe in 2006. Operating rates are forecast to remain high across the industry in 2006, enabling continued healthy margins despite high feedstock and energy costs.

       VCM margins are also expected to continue at strong levels in 2006 due to high industry operating rates. Prices are forecast to increase as a result of higher feedstock and energy costs while volume is expected to decline due to the expiration of a VCM supply contract and the Company's decision to reduce VCM production. In November 2002, the Company announced plans to cease production of VCM at the Fort Saskatchewan, Alberta, Canada plant by the end of 2005. This shutdown will be completed during the first half of 2006.

       EG pricing is expected to remain near current levels in 2006, but may decline somewhat as additional industry capacity comes on-line. Additional EG industry capacity is scheduled to start up in 2006, although the timing of some projects is uncertain. Volume is expected to improve in 2006 due to continued solid industry fundamentals, absence of the hurricane-related outages of 2005, and fewer scheduled maintenance turnarounds at the Company's facilities. Equity earnings, however, are expected to be lower in 2006 due to an increase in planned maintenance turnarounds at the Company's joint ventures.

       Solvents and Intermediates pricing is expected to be driven by anticipated increases in propylene costs. Sales volumes are expected to improve slightly and margins should remain solid in 2006 despite continued high feedstock and energy costs, as no new industry capacity is scheduled to come on-line in 2006.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales were $6.1 billion in 2005 compared with $4.9 billion in 2004 and $3.8 billion in 2003. In 2005, prices increased 22 percent while volume increased 2 percent from 2004. Prices improved following the rise in crude oil, natural gas and feedstock costs and with a continued tightening of the supply/demand balance for certain hydrocarbon products. Volume increased due to higher sales of refined products related to improved operations at the supplying refinery as well as increased sales of ethylene to MEGlobal. In 2004, prices were up 30 percent and volume declined 2 percent from 2003. Prices improved, driven by higher crude oil and natural gas costs, as well as stronger industry demand.

       The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. EBIT in 2005 was a loss of $1 million compared with $0 in 2004 and income of $6 million in 2003.

       Compared with 2004, the Company's cost of purchased feedstocks and energy in 2005 rose approximately $4.0 billion or 26 percent due to price. Derivatives of crude oil and natural gas are used as feedstocks for the Company's ethylene production facilities, while natural gas is used as fuel. Crude oil prices increased for much of the year. On average, 2005 prices were $16 per barrel higher than 2004 levels. North American natural gas prices trended upward throughout the year. For the year, North American natural gas prices were approximately $2 per million Btu higher, an increase of approximately 35 percent compared with 2004.

Hydrocarbons and Energy Outlook for 2006

Crude oil and natural gas prices are expected to increase during 2006 compared with 2005. Raw material prices are expected to remain highly volatile. Overall, hydrocarbons and energy prices are expected to be above 2005 levels. Ethylene and propylene margins are expected to remain strong, benefiting Dow's derivative businesses, as global demand continues to be solid and supply remains balanced, partially due to continued delays in many of the projects for new ethylene production facilities within the industry.

UNALLOCATED AND OTHER

Sales in 2005 were $306 million, compared with $262 million in 2004 and $353 million in 2003. Sales in 2005 were primarily related to the Company's insurance operations. In 2004, sales declined from 2003 primarily due to the final divestitures of the Sentrachem business announced during the second half of 2002.

       Included in the results for Unallocated and Other are:

    •
    results of insurance company operations,
    •
    Dow's share of the earnings/losses of Dow Corning,
    •
    gains and losses on sales of financial assets,
    •
    results of Dow Ventures,
    •
    asbestos-related defense and resolution costs,
    •
    foreign exchange hedging results, and
    •
    overhead and other cost recovery variances not allocated to the operating segments.

       EBIT was a loss of $795 million in 2005 compared with losses of $1.1 billion in 2004 and $339 million in 2003. Results for 2005 were favorably impacted by improved results from Dow Corning and the absence of equity losses from Cargill Dow (see Note B to the Consolidated Financial Statements). This was offset by the performance-based stock compensation expenses of $278 million, a cash donation in the fourth quarter of $100 million to The Dow Chemical Company Foundation, severance costs of $68 million, asbestos-related defense and resolution costs (net of insurance) of $75 million, and a loss of $31 million associated with the early extinguishment of debt. In addition, EBIT in 2005 was negatively impacted by charges totaling $48 million for restructuring activities in the fourth quarter of 2005. The charges reflected in Unallocated and Other included employee-related expenses of $25 million, the write-off of an intangible asset of $10 million and costs related to the closure of three small plants of $13 million.

       Results for 2004 were negatively impacted by employee-related restructuring charges, including severance of $225 million and curtailment expenses of $71 million associated with Dow's defined benefits plans, performance-based compensation expenses of $317 million, the recognition of a $148 million liability associated with a loan guarantee for Cargill Dow, and asbestos-related defense and resolution costs (net of insurance) of $82 million. EBIT for 2003 reflected asbestos-related defense and resolution costs of $94 million (net of insurance).

Sales Price and Volume
	2005			2004			2003

Percent change from prior year	Volume	Price	Total	Volume	Price	Total	Volume	Price	Total

Operating Segments:
Performance Plastics	1%	19%	20%	12%	10%	22%	–	10%	10%
Performance Chemicals	(2)	18	16	11	9	20	1%	7	8
Agricultural Sciences	(3)	3	–	9	3	12	4	7	11
Plastics	–	18	18	5	24	29	(2)	22	20
Chemicals	(13)	17	4	3	22	25	6	24	30
Hydrocarbons and Energy	2	22	24	(2)	30	28	30	27	57

Total	(2)%	17%	15%	6%	17%	23%	4%	14%	18%

Geographic Areas:
United States	(3)%	19%	16%	5%	12%	17%	3%	11%	14%
Europe	1	15	16	4	22	26	3	20	23
Rest of World	(5)	17	12	12	16	28	5	14	19

Total	(2)%	17%	15%	6%	17%	23%	4%	14%	18%

Price includes the impact of currency. Volume includes the impact of acquisitions and divestitures.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary
In millions	2005	2004	2003

Cash provided by (used in):
Operating activities	$4,474	$2,670	$3,780
Investing activities	(1,096)	(653)	(1,676)
Financing activities	(2,508)	(1,397)	(1,225)
Effect of exchange rate changes on cash	(172)	96	29

Net increase in cash and cash equivalents	$698	$716	$908

       Due to a significant improvement in earnings in 2005, cash provided by operating activities increased versus 2004, despite an increase in working capital requirements and contributions of $1 billion to the Company's pension plans in 2005. Cash provided by operating activities in 2004 declined versus 2003 primarily due to an increase in working capital requirements and the payment of performance awards to employees of $390 million.

       Cash used in investing activities in 2005 increased compared with 2004 due to increased capital expenditures, investments in consolidated companies (including $98 million for the remaining 28 percent ownership interest in PBBPolisur), and investments in nonconsolidated affiliates (including $170 million paid to Cargill Dow; see Note B to the Consolidated Financial Statements). In 2005, cash of $867 million was provided by the sale of Union Carbide's 50 percent indirect interest in UOP. Cash used in investing activities in 2004 was significantly lower than in 2003 primarily due to proceeds of $845 million in 2004 from the divestiture of assets related to the formation of MEGlobal and Equipolymers, 50:50 joint ventures, partially offset by an increase of $233 million in capital expenditures. In 2003, cash of $533 million was used for the purchase of previously leased manufacturing facilities in Argentina.

       Cash used in financing activities in 2005 increased significantly compared with 2004 principally due to a reduction in debt levels, including the early extinguishment of $933 million of debt in 2005, as well as lower proceeds from sales of common stock (related to the exercise of stock options and the Employees' Stock Purchase Plan) and an increase in purchases of treasury stock (related to a share repurchase program authorized in July 2005). Cash used in financing activities in 2004 was higher than 2003 primarily due to higher payments on long-term debt and lower proceeds from the issuance of long-term debt.

Working Capital at December 31
In millions	2005	2004

Current assets	$17,404	$15,890
Current liabilities	10,663	10,506

Working capital	$6,741	$5,384

Current ratio	1.63:1	1.51:1

       At December 31, 2005, trade receivables were $5.1 billion, up from $4.8 billion at December 31, 2004, due to the increase in sales in 2005. Days-sales-outstanding-in-receivables (excluding the impact of sales of receivables) were 39 days at December 31, 2005 and 40 days at December 31, 2004. At December 31, 2005, total inventories were $5.3 billion, up from $5.0 billion at December 31, 2004, principally due to the increase in feedstock and energy costs. Days-sales-in-inventory at December 31, 2005 was 59 days versus 57 days at December 31, 2004.

Total Debt at December 31
In millions	2005	2004

Notes payable	$241	$104
Long-term debt due within one year	1,279	861
Long-term debt	9,186	11,629

Gross debt	$10,706	$12,594

Cash and cash equivalents	$3,806	$3,108
Marketable securities and interest-bearing deposits	32	84

Net debt	$6,868	$9,402

Gross debt as a percent of total capitalization	39.1%	47.9%
Net debt as a percent of capitalization	29.2%	40.7%

       As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At December 31, 2005, there were no commercial paper borrowings outstanding. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. These facilities include a $1.25 billion 364-day revolving credit facility, which matures in April 2006, and a $1.75 billion 5-year revolving credit facility, which matures in April 2009.

       At December 31, 2005, the Company had $3.5 billion of SEC-registered securities available for issuance under U.S. shelf registrations. Furthermore, in the fourth quarter of 2005, the Company initiated the annual renewal of the registration of its Euro Medium Term Note Program with the Luxembourg Stock Exchange. Upon completion of the program's renewal, which occurred on February 15, 2006, the Company has Euro 1.5 billion (approximately $1.8 billion) available for issuance.

       On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007. During 2005, the Company purchased 714,200 shares of the Company's common stock under this program. See Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information.

       Dow's public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At December 31, 2005, the Company was in compliance with all of these covenants and default provisions. See Note L to the Consolidated Financial Statements for information on such covenants and default provisions.

Contractual Obligations

The following tables summarize the Company's contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2005. Additional information related to these obligations can be found in Notes K, L, M, N and T to the Consolidated Financial Statements.

Contractual Obligations at December 31, 2005
	Payments Due by Year
In millions	2006	2007	2008	2009	2010	2011 and beyond	Total

Long-term debt – current and noncurrent (1)	$1,279	$1,248	$579	$781	$917	$5,661	$10,465
Deferred income tax liabilities – noncurrent (2)	–	–	–	–	–	1,395	1,395
Pension and other postretirement benefits	274	308	307	479	641	1,469	3,478
Other noncurrent obligations (3)	218	194	125	88	78	4,019	4,722
Other contractual obligations:
Minimum operating lease commitments	236	179	156	136	109	319	1,135
Purchase commitments – take or pay and throughput obligations	2,390	2,204	2,031	1,791	1,566	6,512	16,494
Purchase commitments – other (4)	34	30	29	–	2	61	156
Expected cash requirements for interest	618	558	492	460	410	4,603	7,141

Total	$5,049	$4,721	$3,719	$3,735	$3,723	$24,039	$44,986

(1) Capital lease obligations of $40 million are included in "2011 and beyond."
(2) Deferred tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. All noncurrent deferred income tax liabilities have been reflected in "2011 and beyond."
(3) Annual payments to resolve asbestos litigation will vary based on changes in defense strategies, changes in state and national law, and claims filing and resolution rates. As a result, it is impractical to determine the anticipated payments in any given year; $1,360 million of the $1,384 million noncurrent asbestos-related liability has been reflected in "2011 and beyond."
(4) Includes outstanding purchase orders and other commitments greater than $1 million, obtained through a survey of the Company.

       The Company also had outstanding guarantees at December 31, 2005. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note K to the Consolidated Financial Statements.

Variable Interest Entities

In the second quarter of 2003, Dow terminated its lease of an ethylene facility in The Netherlands with a variable interest entity ("VIE") and entered into a lease with a new owner trust, which is also a VIE. However, Dow is not the primary beneficiary of the owner trust and, therefore, is not required to consolidate the owner trust. Based on a valuation completed in mid-2003, the facility was valued at $394 million. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based upon a fair market value determination. At December 31, 2005, Dow had provided to the owner trust a residual value guarantee of $363 million, which represents Dow's maximum exposure to loss under the lease. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee.

       In September 2001, Hobbes Capital S.A. ("Hobbes"), a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provide a floating rate of return (which may be reinvested) based on London Interbank Offered Rate ("LIBOR"), and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates have been classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The preferred return is included in "Minority interests' share in income" in the consolidated statements of income. Reinvested preferred returns are included in "Minority Interest in Subsidiaries" in the consolidated balance sheets. Under FIN No. 46R, Hobbes is a VIE and the Company is the primary beneficiary.

Capital Expenditures

Capital spending for the year was $1,597 million, up 20 percent from $1,333 million in 2004, and up 45 percent from $1,100 million in 2003. In 2005, approximately 39 percent of the Company's capital expenditures were directed toward additional capacity for new and existing products, compared with 38 percent in 2004. Approximately 21 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene in 2005 and 2004. The remaining capital was utilized to maintain the Company's existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

       Major projects underway during 2005 included expansion of production facilities for solution polyethylene and ethylene, and construction of a new facility for the production of octene in Tarragona, Spain; UCAR™ Emulsion Systems latex in Hahnville, Louisiana; and FILMTEC™ membranes in Edina, Minnesota. Additional major projects included infrastructure related to the integration of a new gas turbine and replacement of furnaces in Freeport, Texas, upgrades to isopropanol production facilities in Texas City, Texas, and a new methyl acrylate resin plant in Midland, Michigan. Because the Company designs and builds most of its capital projects in-house, it had no material capital commitments other than for the purchase of materials from fabricators and construction labor.

Dividends

On February 9, 2006 the Board of Directors announced a quarterly dividend of $0.375 per share, payable April 28, 2006, to stockholders of record on March 31, 2006. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 93-year period, Dow has increased the amount of the quarterly dividend 46 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time. The Company declared dividends of $1.34 per share in 2005, 2004 and 2003.

Outlook for 2006

In 2005, the Company continued its drive to improve earnings and strengthen its financial position. Dow's focus on cost discipline and aggressive price/volume management, supported by improving industry conditions and strategic divestitures, led to an increase in net income of $1.7 billion. While working capital increased $1.4 billion due to the significantly higher sales level, working capital ratios remained at low levels. Capital expenditures were held below $1.6 billion, $307 million below depreciation. These actions enabled the Company to reduce total debt by $1.9 billion in 2005. During the past three years, the Company has reduced total debt by over $2.3 billion and its ratio of debt to total capitalization from 59.2 percent to 39.1 percent. The Company expects to further reduce debt as a percent of total capitalization in 2006.

       In 2006, the Company will continue its focus on improved financial performance. While industry conditions are expected to remain strong, volatility in feedstock and energy costs adds uncertainty to the outlook. The Company plans to further improve productivity while increasing its investment in targeted growth opportunities. Capital expenditures are expected to increase to $1.8 billion in 2006, an amount below the level of depreciation, but sufficient to maintain the safety and reliability of the Company's facilities while modestly increasing capacity in selected high-value businesses.

       Approximately $1.3 billion in debt will become due in 2006. The Company will either use a portion of its cash and cash equivalents to pay down this debt as scheduled or issue new debt. The Company has sufficient cash to meet its scheduled debt obligations in 2006.

OTHER MATTERS

Accounting Changes

See Note A to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are the Company's critical accounting policies impacted by judgments, assumptions and estimates:

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

         In November 2004, Union Carbide requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided Union Carbide with a report summarizing the results of its study. Based on ARPC's January 2003 and January 2005 studies, Union Carbide's asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004.

         In November 2005, Union Carbide requested ARPC to review Union Carbide's 2005 asbestos claim and resolution activity and determine the appropriateness of updating the January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of the study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at December 31, 2005.

         Union Carbide's asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005 and $1.6 billion at December 31, 2004. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $535 million at December 31, 2005 and $712 million at December 31, 2004. In addition, Union Carbide had receivables for insurance recoveries of $400 million at December 31, 2005 and $491 million at December 31, 2004, for defense and resolution costs.

         The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

         For additional information, see Legal Proceedings, Asbestos-Related Matters of Union Carbide Corporation in Management's Discussion and Analysis of Financial Condition and Results of Operation, and Note K to the Consolidated Financial Statements.

  Environmental Matters

  The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The Company had accrued obligations of $380 million at December 31, 2004, for environmental remediation and restoration costs, including $45 million for the remediation of Superfund sites. At December 31, 2005, the Company had accrued obligations of $339 million for environmental remediation and restoration costs, including $41 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operation and Notes A and K to the Consolidated Financial Statements.

  Pension and Other Postretirement Benefits

  The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2005, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note M to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent approximately 75 percent of the Company's pension plan assets and obligations.

         The following information relates to the U.S. plans only; a similar approach is used for the Company's non-U.S. plans.

         The Company determined the expected long-term rate of return on assets by performing a bottom-up analysis of historical and expected returns based on the strategic asset allocation approved by the Finance Committee of the Board of Directors and the underlying return fundamentals of each asset class. The Company's historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets were also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2005 was 8.75 percent. This assumption was unchanged for determining 2006 net periodic pension expense. The Company's historical actual return averaged 8.8 percent for the ten-year period ending December 31, 2005. The actual rate of return in 2005 was 8.4 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans. A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2006 by approximately $25 million.

         The discount rate utilized for determining future pension obligations of the principal U.S. qualified plans is based on a broad-based index of high quality bonds receiving an AA- or better rating by a recognized rating agency and matched to the future expected cash flows by half-year periods by plan. The resulting discount rate decreased from 5.875 percent at December 31, 2004, to 5.72 percent at December 31, 2005. A 25 basis point adjustment in the discount rate assumption would change total pension expense for 2006 by approximately $32 million, with an immaterial change to other postretirement benefit expense due to defined dollar limits (caps).

         The value of the principal U.S. qualified plan assets increased from $9.2 billion at December 31, 2004, to $10.1 billion at December 31, 2005. The Company made contributions of $748 million to the U.S. qualified plans in 2005. The favorable impact of the contributions was partially offset by the decline in the assumed discount rate, resulting in a net reduction of $494 million in the funded status shortfall from December 31, 2004 to December 31, 2005.

         For 2006, the Company maintained its assumption for the long-term rate of increase in compensation levels for the principal U.S. qualified plans of 4.5 percent. Since 2002, the Company has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

         The following discussion relates to all of the Company's pension and other postretirement benefit plans.

         The Company bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2005, net losses of $124 million remain to be recognized by the qualified plans in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets and are a component of the unrecognized net loss of $4,024 million shown under "Funded status and net amounts recognized" in the table entitled "Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans" included in Note M to the Consolidated Financial Statements. The $3,900 million of remaining unrecognized net loss represents changes in plan experience and actuarial assumptions. The increase or decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Increase (Decrease) in Market-Related Asset Value Due to Recognition of Prior Asset Gains and Losses
In millions

2006	$(317)
2007	161
2008	26
2009	6

Total	$(124)

         Based on the revised pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains and losses, the Company expects to record approximately $40 million of incremental expense for all pension and other postretirement benefits in 2006 compared with 2005. The Company also expects to make contributions of $500 million to its pension plans in 2006.

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

         At December 31, 2005, the Company had a net deferred tax asset balance of $2.4 billion, after valuation allowances of $179 million.

         In evaluating the ability to realize the deferred tax assets, the Company relies principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

         At December 31, 2005, the Company had deferred tax assets for tax loss and tax credit carryforwards of $2.3 billion, $125 million of which is subject to expiration in the years 2006-2010. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $6.7 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2006-2010 is approximately $381 million.

         The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law.

         At December 31, 2005, the Company had a tax contingency reserve for both domestic and foreign issues of $860 million.

         For additional information, see Note T to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies

Dow is committed to world-class environmental, health and safety ("EH&S") performance, as demonstrated by a long-standing commitment to Responsible Care® and progress made toward the Company's EH&S Goals for 2005. In 1996, Dow publicly announced its voluntary global EH&S 2005 Goals – ambitious performance targets to measure progress toward sustainable development, including targets to reduce chemical emissions, waste and wastewater by 50 percent. Equally aggressive were Dow's EH&S 2005 Goals to reduce leaks, spills, fires, explosions, work-related injuries and transportation incidents by 90 percent. Dow continues to work aggressively toward attainment of its goals and its "Vision of Zero." In 2005, Dow developed its next generation of 10-year goals that will provide continuity to the first set of goals, while also addressing a broader set of challenges. The 2015 Sustainability Goals will set the standard for sustainability in the chemical industry by focusing on improvements in Dow's local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Company's environmental impact. More information on Dow's performance regarding environmental matters and goals can be found online on Dow's Environment, Health and Safety webpage at www.dow.com.

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

       It is Dow's policy to adhere to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. First, Dow works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. Dow has specific requirements for waste that is transferred to non-Dow facilities, including the periodic auditing of these facilities.

       Dow believes third-party verification is a cornerstone of world-class EH&S performance and building public trust. Numerous Dow sites in Europe, Latin America, Australia and North America have received third-party verification of Dow's compliance with Responsible Care® and with outside specifications such as ISO-14001. Additional sites in the United States will receive third-party auditing over the next two years in support of new industry-wide Responsible Care® expectations. Dow received the American Chemistry Council's Responsible Care® Employee Health & Safety Code Sustained Excellence Award three years in row (2002-2004). The annual Sustained Excellence Award recognizes companies that have demonstrated outstanding safety records over a three-year period. Dow remains the only company from the "large" size category to ever receive this award.

       Dow's EH&S policies helped the Company achieve excellent safety performance in 2005. Dow demonstrated continuous improvement in reducing its personal injury and illness OSHA (Occupational Safety and Health Administration) rate, although, tragically, there were three fatalities during 2005. The Company also posted a significant reduction in leaks, breaks and spills, and notices of violation from environmental regulatory agencies in 2005. Improvement in environmental compliance remains a top management priority, with initiatives underway to further improve compliance in 2006.

Chemical Security

Growing public and political attention has been placed on protecting critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern about the security of chemical production and distribution. There is an increasing call by many, including Dow and the American Chemistry Council, for uniform performance-based national standards for securing the U.S. chemical industry.

       The focus on security is not new to Dow. Dow has maintained a comprehensive, multi-level security plan since 1988. This plan was activated in response to the events of 9/11. Dow continues to improve its security plans, placing emphasis on the safety of Dow communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. Dow's security plans also are developed to avert interruptions of normal business work operations which could materially and adversely affect the Company's results of operations, liquidity and financial condition.

       Dow uses a risk-based approach employing the U.S. Government's Sandia National Labs methodology to repeatedly assess the risks to sites, systems, and processes. The comprehensive Distribution Risk Review process that has been in place for decades was expanded to address potential threats in all modes of transportation across the Company's supply chain. To reduce vulnerabilities, Dow maintains security measures that meet or exceed regulatory and industry security standards in all areas in which the Company operates.

       Dow played a key role in the development and implementation of the American Chemistry Council's Responsible Care® Security Code that requires all aspects of security – including facility, transportation, and cyberspace – be assessed and gaps addressed. Through the Company's global implementation of the Security Code, Dow has permanently heightened the level of security – not just in the United States, but worldwide. Assessment and improvement costs are expected to be approximately $70 million, over three years, and are not considered material to the Company's consolidated financial statements. Total costs invested since 9/11, included in the Company's operational costs, are estimated in the hundreds of millions of dollars attributable to plant security, supply chain and cyberspace security enhancements, upgrades, regulatory compliance and response capabilities.

       Dow continually works to strengthen partnerships with local responders, law enforcement, and security agencies and to enhance confidence in the integrity of the Company's security and risk management program, as well as strengthen its preparedness and response capabilities. Dow also works closely with its supply chain partners and strives to educate lawmakers, regulators and communities about the Company's resolve and actions to date which are mitigating security and crisis threats.

Climate Change

There is a growing political and scientific consensus that emissions of greenhouse gases ("GHG") due to human activities continue to alter the composition of the global atmosphere in ways that are affecting the climate. Political debates continue about how to implement fair and effective GHG mitigation efforts. Dow takes global climate change very seriously and is not waiting for the resolution of the debate. Dow is committed to reducing its GHG intensity (pounds of GHG per pound of product), developing climate-friendly products and processes and, over the longer term, implementing technology solutions to achieve even greater climate change improvements. Since 1995, Dow has reduced GHG direct emission intensity by over 45 percent. Total direct emissions of GHG have also been significantly reduced. This trend could reverse, however, depending on business growth, capacity utilization and the pace of new technology development.

       Given the uncertainties regarding implementation of the Kyoto Protocol and related climate change policies, it is speculative to engage in an assessment of either the potential liability or benefit associated with climate change issues. Since 1994, the Company has achieved a 22 percent improvement in energy intensity (the amount of energy required to produce one pound of product). In doing so, it has avoided consuming more than 900 trillion Btus, a saving that when converted to electricity would be more than sufficient to supply the electricity consumed by residential users in the State of California for one year. These efficiency improvements also result in the reduction of GHG emissions.

       Dow also contributes to the climate change solution by producing products that help others reduce GHG emissions, such as lightweight plastics for automobiles and insulation for energy efficient homes and appliances. Dow has demonstrated its commitment to technological innovation and conservation though its exploration of renewable energy sources. In February 2004, Dow and General Motors announced the start-up of a joint project to prove the viability of hydrogen fuel cells for large industrial power systems, using hydrogen from the Company's production processes at its Freeport, Texas, facility. In November of that year, the project was expanded from a single test cell to a multi-cell pilot plant, which can generate up to one megawatt of electricity. This project is still underway.

       Dow has formed a Climate Change and Energy Policy Strategy Board to establish the Company's direction regarding GHG management, including GHG emission credit trading.

Environmental Remediation

Dow accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Dow had an accrued liability of $298 million at December 31, 2005, related to the remediation of current or former Dow-owned sites. The liability related to remediation at December 31, 2004 was $335 million. The Company has not recorded any third-party recovery related to these sites as a receivable.

       In addition to current and former Dow-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), Dow is liable for remediation of other hazardous waste sites where Dow allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Dow readily cooperates in the remediation of these sites where the Company's liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, Dow has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company's remaining liability for the remediation of Superfund sites at December 31, 2005 was $41 million. At December 31, 2004, the Company's liability for the remediation of Superfund sites was $45 million.

       Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites (1)		Superfund Sites (2)
	2005	2004	2005	2004

Number of sites at January 1	216	216	61	79
Sites added during year	9	5	16	9
Sites closed during year	(4)	(5)	(5)	(27)

Number of sites at December 31	221	216	72	61

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

       The Company's manufacturing sites in Freeport, Texas, and Midland, Michigan, are the sites for which the Company has the largest environmental remediation accruals. From the start of operations at the Freeport site in the 1940s until the mid-1970s, manufacturing wastes were typically placed in on-site pits and landfills. The resulting soil and groundwater contamination is being assessed and remediated under the provisions of the Resource Conservation Recovery Act ("RCRA"), in concert with the state of Texas. At December 31, 2005, the Company had an accrual of $77 million ($81 million at December 31, 2004) related to environmental remediation at the Freeport manufacturing site. In 2005, $9 million ($7 million in 2004) was spent on environmental remediation at the Freeport site.

       Similar to the Freeport site, in the early days of operations at the Midland site, manufacturing wastes were usually disposed of on-site, resulting in soil and groundwater contamination, which has been contained and managed on-site under a series of RCRA permits and regulatory agreements. The most recent Hazardous Waste Operating License for the Midland site, issued in 2003, also included provisions for the Company to conduct an investigation to determine the nature and extent of off-site contamination from historic Midland site operations. The scope of the investigation includes Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay and requires the Company to conduct interim response actions. See Note K to the Consolidated Financial Statement for additional information. At December 31, 2005, the Company had an accrual of $40 million ($59 million at December 31, 2004) for environmental remediation and investigation associated with the Midland site. In 2005, the Company spent $25 million ($14 million in 2004) on environmental remediation at the Midland site.

       In total, the Company's accrued liability for probable environmental remediation and restoration costs was $339 million at December 31, 2005, compared with $380 million at the end of 2004. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of the Company's management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Company's consolidated financial statements.

       The amounts charged to income on a pretax basis related to environmental remediation totaled $79 million in 2005, $85 million in 2004 and $68 million in 2003. Capital expenditures for environmental protection were $150 million in 2005, $116 million in 2004 and $132 million in 2003.

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

       The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2005	2004	2003

Claims unresolved at January 1	203,416	193,891	200,882
Claims filed	34,394	58,240	122,586
Claims settled, dismissed or otherwise resolved	(91,485)	(48,715)	(129,577)

Claims unresolved at December 31	146,325	203,416	193,891
Claimants with claims against both Union Carbide and Amchem	48,647	73,587	66,656

Individual claimants at December 31	97,678	129,829	127,235

       Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, the damages alleged are not expressly identified as to Union Carbide, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide's litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation ("ARPC") in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. At each balance sheet date, Union Carbide compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In November 2004, Union Carbide requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided Union Carbide with a report summarizing the results of its study. At December 31, 2004, Union Carbide's recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide's recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC's studies, Union Carbide's asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004.

       In November 2005, Union Carbide requested ARPC to review Union Carbide's 2005 asbestos claim and resolution activity and determine the appropriateness of updating the January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of the study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at December 31, 2005.

       Union Carbide's asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005 and $1.6 billion at December 31, 2004. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs In millions	2005	2004	2003	Aggregate Costs to Date as of Dec. 31, 2005

Defense costs	$75	$86	$110	$419
Resolution costs	$139	$300	$293	$1,065

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

       Union Carbide's receivable for insurance recoveries related to its asbestos liability was $535 million at December 31, 2005 and $712 million at December 31, 2004. At December 31, 2005, $398 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

       In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2005	2004

Receivables for defense costs	$73	$85
Receivables for resolution costs	327	406

Total	$400	$491

       Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $75 million in 2005, $82 million in 2004 and $94 million in 2003, and was reflected in "Cost of sales."

       In September 2003, Union Carbide filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the "West Virginia action") and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the "New York action"). The insurance carriers are contesting this litigation. Through the fourth quarter of 2005, Union Carbide reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

Summary

The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

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

       Dow uses value at risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation movement in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. The year-end VAR and average daily VAR for the aggregate of non-trading and trading positions for 2005 and 2004 are shown below:

Total Daily VAR at December 31*	2005		2004
In millions	Year-end	Average	Year-end	Average

Foreign exchange	$3	$6	$2	$2
Interest rate	$55	$65	$80	$87
Equity exposures, net of hedges	$2	$2	$1	$2
Commodities	$23	$21	$26	$29

*Using a 95 percent confidence level

       See Note I to the Consolidated Financial Statements for further disclosure regarding market risk.

The Dow Chemical Company and Subsidiaries
PART II, Item 8. Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

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

       Management assessed the effectiveness of the Company's internal control over financial reporting and concluded that, as of December 31, 2005, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.

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

Management's Process to Assess the Effectiveness of Internal Control Over Financial Reporting

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company followed a comprehensive compliance process across the enterprise to evaluate its internal control over financial reporting, engaging employees at all levels of the organization. Dow's effective internal control begins with a strong ethics and compliance "tone-at-the-top" of the Company, and is supported by all employees throughout the organization, who operate within clearly defined roles and responsibilities with strict adherence to delegation of authority limits. To further heighten internal control awareness across the Company during 2005, Dow required mandatory internal control training for approximately 20,000 employees around the globe.

       Management's conclusion on the effectiveness of internal control over financial reporting is based on a thorough and comprehensive evaluation and analysis of the five elements of COSO. Multiple inputs were considered as the basis for management's conclusion – including self-assessments of the control activities within each work process, assessments of entity-level controls, and internal control attestations from significant nonconsolidated joint ventures and external service providers, as well as from key Dow management. In addition, the Company's internal control processes contain self-monitoring mechanisms, and proactive steps are taken to correct deficiencies as they are identified. The Company also maintains an effective internal auditing program that independently assesses the effectiveness of internal control over financial reporting within each of the five COSO elements.

/s/ ANDREW N. LIVERIS	/s/ GEOFFERY E. MERSZEI
Andrew N. Liveris President, Chief Executive Officer and Chairman-Elect	Geoffery E. Merszei Executive Vice President and Chief Financial Officer

/s/ FRANK H. BROD
Frank H. Brod Corporate Vice President and Controller

February 8, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

       As discussed in Notes A and O to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123 for new grants of equity instruments to employees.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan February 8, 2006

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31	2005	2004	2003

Net Sales	$46,307	$40,161	$32,632

Cost of sales	38,276	34,244	28,177
Research and development expenses	1,073	1,022	981
Selling, general and administrative expenses	1,545	1,436	1,392
Amortization of intangibles	55	81	63
Restructuring activities – net charge (gain)	114	(20)	–
Equity in earnings of nonconsolidated affiliates	964	923	322
Sundry income – net	755	136	146
Interest income	138	86	92
Interest expense and amortization of debt discount	702	747	828

Income before Income Taxes and Minority Interests	6,399	3,796	1,751

Provision (Credit) for income taxes	1,782	877	(82)
Minority interests' share in income	82	122	94

Income before Cumulative Effect of Changes in Accounting Principles	4,535	2,797	1,739

Cumulative effect of changes in accounting principles	(20)	–	(9)

Net Income Available for Common Stockholders	$4,515	$2,797	$1,730

Share Data
Earnings before cumulative effect of changes in accounting principles per common share – basic	$4.71	$2.98	$1.89
Earnings per common share – basic	$4.69	$2.98	$1.88
Earnings before cumulative effect of changes in accounting principles per common share – diluted	$4.64	$2.93	$1.88
Earnings per common share – diluted	$4.62	$2.93	$1.87
Common stock dividends declared per share of common stock	$1.34	$1.34	$1.34
Weighted-average common shares outstanding – basic	963.2	940.1	918.8
Weighted-average common shares outstanding – diluted	976.8	953.8	926.1

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2005	2004

Assets

Current Assets
Cash and cash equivalents	$3,806	$3,108
Marketable securities and interest-bearing deposits	32	84
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables – 2005: $169; 2004: $136)	5,124	4,753
Other	2,802	2,604
Inventories	5,319	4,957
Deferred income tax assets – current	321	384

Total current assets	17,404	15,890

Investments
Investment in nonconsolidated affiliates	2,285	2,698
Other investments	2,156	2,141
Noncurrent receivables	274	189

Total investments	4,715	5,028

Property
Property	41,934	41,898
Less accumulated depreciation	28,397	28,070

Net property	13,537	13,828

Other Assets
Goodwill	3,140	3,152
Other intangible assets (net of accumulated amortization – 2005: $552; 2004: $507)	443	535
Deferred income tax assets – noncurrent	3,658	4,369
Asbestos-related insurance receivables – noncurrent	818	1,028
Deferred charges and other assets	2,219	2,055

Total other assets	10,278	11,139

Total Assets	$45,934	$45,885

See Notes to the Consolidated Financial Statements.

(In millions, except share amounts) At December 31	2005	2004

Liabilities and Stockholders' Equity

Current Liabilities
Notes payable	$241	$104
Long-term debt due within one year	1,279	861
Accounts payable:
Trade	3,931	3,701
Other	1,829	2,194
Income taxes payable	493	419
Deferred income tax liabilities – current	201	205
Dividends payable	347	342
Accrued and other current liabilities	2,342	2,680

Total current liabilities	10,663	10,506

Long-Term Debt	9,186	11,629

Other Noncurrent Liabilities
Deferred income tax liabilities – noncurrent	1,395	1,301
Pension and other postretirement benefits – noncurrent	3,308	3,979
Asbestos-related liabilities – noncurrent	1,384	1,549
Other noncurrent obligations	3,338	3,202

Total other noncurrent liabilities	9,425	10,031

Minority Interest in Subsidiaries	336	449

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock (authorized 1,500,000,000 shares of $2.50 par value each; issued 981,377,562 shares)	2,453	2,453
Additional paid-in capital	661	274
Unearned ESOP shares	(1)	(12)
Retained earnings	14,719	11,527
Accumulated other comprehensive loss	(1,949)	(977)
Treasury stock at cost (2005: 14,221,354 shares; 2004: 28,451,070 shares)	(559)	(995)

Net stockholders' equity	15,324	12,270

Total Liabilities and Stockholders' Equity	$45,934	$45,885

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2005	2004	2003

Operating Activities
Net Income Available for Common Stockholders	$4,515	$2,797	$1,730
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	20	–	9
Depreciation and amortization	2,079	2,088	1,903
Provision (Credit) for deferred income tax	740	255	(378)
Earnings/losses of nonconsolidated affiliates in excess of dividends received	(469)	(553)	(180)
Minority interests' share in income	82	122	94
Pension contributions	(1,031)	(399)	(235)
Net (gain) loss on sales of consolidated companies	–	(1)	4
Net gain on sales of ownership interests in nonconsolidated affiliates	(732)	(29)	(28)
Net gain on sales of investments	(33)	(34)	(10)
Net gain on sales of property and businesses	(56)	(99)	(102)
Other net (gain) loss	(29)	69	8
Net gain on asset divestitures related to formation of nonconsolidated affiliates	–	(563)	–
Restructuring charges	41	341	–
Tax benefit – nonqualified stock option exercises	85	100	52
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(469)	(1,316)	(322)
Inventories	(240)	(931)	95
Accounts payable	106	1,252	161
Noncurrent receivables	(85)	41	347
Other assets and liabilities	(50)	(470)	632

Cash provided by operating activities	4,474	2,670	3,780

Investing Activities
Capital expenditures	(1,597)	(1,333)	(1,100)
Proceeds from sales of property and businesses	105	156	231
Acquisitions of businesses	–	(149)	(10)
Purchase of previously leased assets	(263)	–	(533)
Investments in consolidated companies	(109)	(6)	(71)
Proceeds from sales of consolidated companies	–	7	3
Investments in nonconsolidated affiliates	(208)	(129)	(80)
Distributions from nonconsolidated affiliates	41	60	63
Proceeds from sales of ownership interests in nonconsolidated affiliates	956	62	53
Proceeds from asset divestitures related to formation of nonconsolidated affiliates	–	845	–
Purchases of investments	(1,400)	(1,827)	(1,732)
Proceeds from sales and maturities of investments	1,379	1,661	1,500

Cash used in investing activities	(1,096)	(653)	(1,676)

Financing Activities
Changes in short-term notes payable	74	(152)	(285)
Payments on long-term debt	(1,559)	(1,285)	(857)
Proceeds from issuance of long-term debt	4	658	907
Purchases of treasury stock	(68)	(15)	(6)
Proceeds from sales of common stock	398	706	303
Distributions to minority interests	(70)	(57)	(58)
Dividends paid to stockholders	(1,287)	(1,252)	(1,229)

Cash used in financing activities	(2,508)	(1,397)	(1,225)

Effect of Exchange Rate Changes on Cash	(172)	96	29

Summary
Increase in cash and cash equivalents	698	716	908
Cash and cash equivalents at beginning of year	3,108	2,392	1,484

Cash and cash equivalents at end of year	$3,806	$3,108	$2,392

 See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In millions) For the years ended December 31	2005	2004	2003

Common Stock
Balance at beginning and end of year	$2,453	$2,453	$2,453

Additional Paid-in Capital
Balance at beginning of year	274	8	–
Stock-based compensation	387	266	8

Balance at end of year	661	274	8

Unearned ESOP Shares
Balance at beginning of year	(12)	(30)	(61)
Shares allocated to ESOP participants	11	18	31

Balance at end of year	(1)	(12)	(30)

Retained Earnings
Balance at beginning of year	11,527	9,994	9,520
Net income	4,515	2,797	1,730
Common stock dividends declared	(1,292)	(1,264)	(1,233)
Other	(31)	–	(23)

Balance at end of year	14,719	11,527	9,994

Accumulated Other Comprehensive Loss
Unrealized Gains (Losses) on Investments at beginning of year	41	43	(23)
Unrealized gains (losses)	(30)	(2)	66

Balance at end of year	11	41	43

Cumulative Translation Adjustments at beginning of year	301	(199)	(649)
Translation adjustments	(964)	500	450

Balance at end of year	(663)	301	(199)

Minimum Pension Liability at beginning of year	(1,357)	(1,315)	(1,379)
Adjustments	45	(42)	64

Balance at end of year	(1,312)	(1,357)	(1,315)

Accumulated Derivative Gain (Loss) at beginning of year	38	(20)	(46)
Net hedging results	227	107	30
Reclassification to earnings	(250)	(49)	(4)

Balance at end of year	15	38	(20)

Total accumulated other comprehensive loss	(1,949)	(977)	(1,491)

Treasury Stock
Balance at beginning of year	(995)	(1,759)	(2,189)
Purchases	(68)	(15)	(6)
Issuance to employees and employee plans	504	779	436

Balance at end of year	(559)	(995)	(1,759)

Net Stockholders' Equity	$15,324	$12,270	$9,175

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2005	2004	2003

Net Income Available for Common Stockholders	$4,515	$2,797	$1,730

Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2005, 2004, 2003)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period (net of tax of $(7), $20, $24)	(21)	24	57
Less: Reclassification adjustments for net amounts included in net income (net of tax of $(6), $(16), $5)	(9)	(26)	9
Cumulative translation adjustments (net of tax of $(29), $101, $(193))	(964)	500	450
Minimum pension liability adjustments (net of tax of $26, $(25), $51)	45	(42)	64
Net gains (losses) on cash flow hedging derivative instruments (net of tax of $8, $9, $16)	(23)	58	26

Total other comprehensive income (loss)	(972)	514	606

Comprehensive Income	$3,543	$3,311	$2,336

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries ("Dow" or the "Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies, joint ventures and partnerships) are accounted for on the equity basis.

       Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 2005.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's consolidated financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

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

Impairment and Disposal of Long-Lived Assets

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

Revenue

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." Approximately 98 percent of the Company's sales are related to sales of product, while 1 percent is related to the Company's service offerings and 1 percent to its insurance operations. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of the Company's products are sold FOB ("free on board") shipping point or, with respect to countries other than the United States, an equivalent basis. Title to the product passes when the product is delivered to the freight carrier. Dow's standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as "Cost of sales."

       The Company's primary service offerings are in the form of contract manufacturing services and services associated with Dow AgroSciences' termite solution, SENTRICON™ Termite Colony Elimination System. Revenue associated with these service offerings is recognized when services are rendered, according to contractual agreements.

       Revenue related to the Company's insurance operations includes third-party insurance premiums, which are earned over the terms of the related insurance policies and reinsurance contracts.

Legal Costs

The Company expenses legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

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

ACCOUNTING CHANGES

Accounting for Stock-Based Compensation

In the first quarter of 2003, Dow began expensing stock options by adopting the fair value provisions of the Financial Accounting Standards Board's ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation," for new grants of equity instruments (which include stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan) to employees. As required by SFAS No. 148, "Accounting for Stock-Based

Compensation – Transition and Disclosure," the following table provides pro forma results as if the fair value based method had been applied to all outstanding and unvested awards, including stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan, in each period presented:

In millions, except per share amounts	2005	2004	2003

Net income, as reported	$4,515	$2,797	$1,730
Add: Stock-based compensation expense included in reported net income, net of tax	267	187	33
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(236)	(205)	(80)

Pro forma net income	$4,546	$2,779	$1,683

Earnings per share (in dollars):
Basic – as reported	$4.69	$2.98	$1.88
Basic – pro forma	$4.72	$2.96	$1.83
Diluted – as reported	$4.62	$2.93	$1.87
Diluted – pro forma	$4.65	$2.91	$1.82

       In December 2004, the FASB issued revised SFAS No. 123 ("SFAS No. 123R"), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. On April 14, 2005, the U.S. Securities and Exchange Commission (the "SEC") announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that begins after June 15, 2005. The Company will adopt SFAS No. 123R on January 1, 2006 using the modified-prospective method. The adoption of SFAS No. 123R is expected to have an immaterial impact on the Company's consolidated financial statements.

       In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company will apply the guidance of this SAB as it adopts SFAS No. 123R.

       The Company grants stock-based compensation awards which vest over a specified period or upon employees meeting certain performance and retirement eligibility criteria. The Company amortizes these awards over the specified vesting period and recognizes any previously unrecognized compensation cost at the date of retirement (the "nominal vesting period approach"). The Company will continue applying the nominal vesting period approach for the remaining portion of unvested outstanding awards as of December 31, 2005. SFAS No. 123R specifies that an award is vested when the employee's rights to the award are no longer contingent upon providing additional service (the "non-substantive vesting period approach"). Upon adoption of SFAS No. 123R on January 1, 2006, the Company will apply this approach to all stock-based compensation awarded after December 31, 2005. Compensation cost will be recognized over the vesting period or from the grant date to the date on which retirement eligibility provisions have been met and additional service is no longer required, as appropriate. The Company has determined that application of the non-substantive vesting period approach will not have a material impact on the Company's consolidated financial statements.

Accounting for Asset Retirement Obligations

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

       In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies the term conditional asset retirement obligation as used in SFAS No. 143 as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN No. 47 was effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN No. 47 on December 31, 2005 resulted in the recognition of an asset retirement obligation of $34 million and a charge of $20 million (net of tax of $12 million), which was included in "Cumulative effect of changes in accounting principles."

       In accordance with FIN No. 47, the Company has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada and Europe. At December 31, 2005, the aggregate carrying amount of conditional asset retirement obligations recognized by the Company was $34 million. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

       If the conditional asset retirement obligation measurement and recognition provisions of FIN No. 47 had been in effect on January 1, 2004, the aggregate carrying amount of those obligations on that date would have been $31 million. The aggregate amount of those obligations would have been $32 million on December 31, 2004. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143, as interpreted by FIN No. 47, had been in effect during 2003 and 2004, the impact on "Income before Cumulative Effect on Changes in Accounting Principles" and "Net Income Available to Common Stockholders" each year would have been immaterial. Further, the impact on earnings per common share (both basic and diluted) would have been less than $0.01 per share each year.

       Due to the long term, productive nature of the Company's manufacturing operations, absent plans or expectations of plans to initiate asset retirement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating conditional asset retirement obligations. As such, the Company has not recognized conditional asset retirement obligations when there are no plans or expectations of plans to undertake a major renovation or demolition project that would require the removal of asbestos. In addition, the Company has not recognized conditional asset retirement obligations for the capping of underground storage wells at Dow-owned sites and the contractually required demolition of facilities at non Dow-owned sites when there are no plans or expectations of plans to exit the sites. The Company is unable to reasonably estimate the fair value of such liabilities since the potential settlement dates cannot be determined at this time.

Other Accounting Changes

In May 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are "actuarially equivalent" to Medicare Part D and thus qualify for a subsidy under the Act. The Company adopted the provisions of FSP No. FAS 106-2 in the third quarter of 2004. See Note M regarding the impact of adoption and the required disclosures.

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs – an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Because the Company has used nameplate capacity to calculate product costs, the impact of the adoption of SFAS No. 151 on January 1, 2006 will have an immaterial favorable impact on the Company's consolidated financial statements in the first quarter of 2006.

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company determined that its practices are consistent with the guidance of this statement; therefore, the adoption of SFAS No. 153 on July 1, 2005, had no impact on the Company's consolidated financial statements.

       In December 2004, the FASB issued FSP No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Beginning in 2005, the Company recognizes the allowable deductions as qualifying activity occurs.

       In December 2004, the FASB issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the "AJCA") introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In May 2005, tax authorities released the clarifying language necessary to enable the Company to finalize its plan for the repatriation and reinvestment of foreign earnings subject to the requirements of the AJCA, resulting in a credit of $113 million to "Provision for income taxes" in the second quarter of 2005.

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

       In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company has reviewed the guidance of FSP Nos. FAS 115-1 and 124-1 and has determined that its practices are consistent with the FSP; therefore, the adoption of the FSP on January 1, 2006 will have no impact on the Company's consolidated financial statements.

NOTE B – RESTRUCTURING

2005 Restructuring

In the fourth quarter of 2005, the Company recorded pretax charges totaling $114 million related to restructuring activities, as the Company continued to focus on financial discipline and made additional decisions regarding noncompetitive and underperforming assets, as well as decisions regarding the consolidation of manufacturing capabilities. The charges included costs of $67 million related to the closure of approximately 20 small plants around the world, losses of $12 million on asset sales, the write-off of an intangible asset of $10 million and employee-related expenses of $25 million. The total of these charges is shown as "Restructuring activities – net charge (gain)" in the consolidated statements of income. The charges were recorded against the Company's operating segments as follows: $28 million against Performance Plastics, $14 million against Performance Chemicals, $9 million against Agricultural Sciences, $12 million against Plastics and $3 million against Chemicals. Charges to Unallocated and Other amounted to $48 million.

2004 Restructuring

In the second quarter of 2004, the Company recorded a pretax net gain of $20 million related to restructuring activities. The net gain included gains totaling $563 million related to the divestitures of assets in conjunction with the formation of two new joint ventures (see Note C for information regarding the divestitures); asset impairments of $99 million related to the future sale or shutdown of facilities (see Note F for disclosures related to asset impairments); the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"); and employee-related restructuring charges of $296 million. The net impact of the transactions is shown as "Restructuring activities – net charge (gain)" in the consolidated statements of income. Additional information regarding these activities is included below.

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

       As of December 31, 2004, the Company's workforce had been reduced by 2,416 people due to this restructuring. Severance of $131 million was paid to 1,832 former employees; severance of $75 million was deferred until 2005 by 584 former employees. At December 31, 2004, an accrual of $19 million (excluding the deferred severance) remained for severance under this program.

       In 2005, the severance accrual was reduced by $12 million (reflected in "Cost of sales") due to the redeployment of approximately 120 employees, bringing the 2004 employee-related restructuring program to a close. As of December 31, 2005, severance of $212 million related to this restructuring program had been paid to 2,448 former employees.

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

       To form MEGlobal, Dow sold a 50 percent interest in its Canadian EG manufacturing assets (included in the Chemicals segment) to PIC for $635 million. Dow and PIC each contributed their respective interests in the Canadian EG manufacturing assets to form the joint venture. The carrying amount of the assets sold included: manufacturing facilities of $24 million, an investment in a nonconsolidated affiliate of $12 million and inventories of $11 million. MEGlobal produces EG using ethylene purchased from Dow pursuant to a market-based agreement. Proceeds from the sale included a pre-payment of the ethylene supply agreement of $121 million, which is being recognized over the life of the contract based on units of production. MEGlobal also markets excess EG produced in Dow's plants in the United States and Europe and EG produced by affiliates of Dow and PIC. EG is used as a raw material in the manufacture of polyester fibers, PET, antifreeze formulations and other industrial products.

       To form Equipolymers, Dow sold a 50 percent interest in its PET/PTA business (included in the Plastics segment), which included manufacturing assets in Germany and Italy, to PIC for $210 million. Dow and PIC each contributed their respective interests in the PET/PTA business to form the joint venture. The carrying amount of the assets sold included: manufacturing facilities of $39 million, receivables of $24 million, goodwill of $22 million, inventories of $21 million, payables of $16 million and other liabilities of $4 million. PTA is a key raw material for the production of PET. PET is a high quality plastic used in the packaging industry, particularly for the production of beverage, food and other liquid containers. See Note H regarding the reduction of goodwill related to the formation of Equipolymers.

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

NOTE D – INVENTORIES

The following table provides a breakdown of inventories at December 31, 2005 and 2004:

Inventories at December 31
In millions	2005	2004

Finished goods	$2,941	$2,989
Work in process	1,247	889
Raw materials	645	605
Supplies	486	474

Total inventories	$5,319	$4,957

       The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $1,149 million at December 31, 2005 and $807 million at December 31, 2004. Inventories valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 37 percent of the total inventories at December 31, 2005 and 39 percent of total inventories at December 31, 2004.

       A reduction of certain inventories resulted in the liquidation of some of the Company's LIFO inventory layers, increasing pretax income $110 million in 2005, $154 million in 2004 and $70 million in 2003.

NOTE E – PROPERTY

Property at December 31	Estimated
In millions	Useful Lives (Years	)	2005	2004

Land	–		$518	$550
Land and waterway improvements	15-25		1,147	1,170
Buildings	5-55		3,339	3,462
Machinery and equipment	3-20		31,831	31,882
Utility and supply lines	5-20		2,000	1,974
Other property	3-30		1,757	1,853
Construction in progress	–		1,342	1,007

Total property			$41,934	$41,898

In millions	2005	2004	2003

Depreciation expense	$1,904	$1,904	$1,753
Manufacturing maintenance and repair costs	$1,289	$1,182	$1,083
Capitalized interest	$ 56	$ 48	$ 48

NOTE F – IMPAIRMENT OF LONG-LIVED ASSETS

In the first quarter of 2003, certain studies to determine potential actions relative to non-strategic and underperforming assets were completed and management made decisions regarding the disposition of certain assets. These decisions resulted in the write-off of the net book value of several manufacturing facilities totaling $37 million (the largest of which was $16 million recorded in "Cost of sales" in the Hydrocarbons and Energy segment associated with the impairment of Union Carbide's Seadrift, Texas, ethylene cracker, which was shut down in the third quarter of 2003), the impairment of Union Carbide's chemical transport vessel (sold in the second quarter of 2003) of $11 million recorded in "Sundry income (expense) – net" in Unallocated and Other, and the write-off of cancelled capital projects totaling $12 million recorded in "Cost of sales" and reflected in Unallocated and Other.

       In the first quarter of 2004, Dow continued to evaluate non-strategic and underperforming assets, and management made decisions regarding the disposition of certain assets. These decisions resulted in charges totaling $39 million. The two largest items were related to a manufacturing facility for the production of polyols and propylene glycol in Priolo, Italy, and a manufacturing facility for the production of HAMPOSYL™ surfactants in Nashua, New Hampshire.

  •
  On April 1, 2004, the Company announced the permanent closure of the Priolo plant; therefore, in the first quarter of 2004, the net book value of $22 million was written down with a charge to "Cost of sales" in the Performance Plastics segment.
  •
  In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL™ surfactants (manufactured by Hampshire Chemical Corp. ["Hampshire Chemical"], a wholly owned subsidiary of the Company) and as a result, wrote down the net book value of the assets of $9 million against "Cost of sales" in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; demolition of the facility was substantially completed in the fourth quarter of 2005. See Note H regarding the write-off of goodwill associated with this line of business.

       In the second quarter of 2004, the Company recorded asset impairments totaling $99 million, included in "Restructuring activities – net charge (gain)" in the consolidated statements of income, related to the future sale or shutdown of facilities as follows (see Note B):

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
  •
  In the second quarter of 2004, the Company recorded asset impairments totaling $39 million for the second quarter shutdown of a latex manufacturing facility ($8 million), the pending sale of a marine terminal ($10 million) and the results of a cash flow analysis of the Company's DAXAD™ dispersant and glycine businesses ($21 million). The impairments resulted in charges against the Performance Chemicals segment of $29 million and Unallocated and Other of $10 million. The sale of the marine terminal was completed in the third quarter of 2004. The Company completed the sale of the DAXAD™ dispersant and glycine businesses in the fourth quarter of 2005. See Note H regarding a goodwill write-off associated with the DAXAD™ dispersant and glycine businesses.

NOTE G – SIGNIFICANT NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS

The Company's investments in related companies accounted for by the equity method ("nonconsolidated affiliates") were $2,285 million at December 31, 2005 and $2,698 million at December 31, 2004. At December 31, 2005, the carrying amount of the Company's investments in nonconsolidated affiliates was $61 million more than its share of the investees' net assets, exclusive of Dow Corning Corporation ("Dow Corning"), MEGlobal, Equipolymers and EQUATE Petrochemical Company K.S.C. ("EQUATE"), which are discussed separately below. This difference was $209 million at December 31, 2004. See Note C regarding the formation of MEGlobal and Equipolymers on June 30, 2004.

       On May 15, 1995, Dow Corning, in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note K). As a result, the Company fully reserved its investment in Dow Corning and reserved its 50 percent share of equity earnings from that time through the third quarter of 2000. A difference between the Company's 50 percent share of the underlying equity of Dow Corning and the carrying value of this investment has existed since May 1995. During 1998 and 1999, Dow Corning recognized the financial impact of implementing the Joint Plan, including all liabilities and obligations. Following Judge Denise Page Hood's November 13, 2000 affirmation of the Bankruptcy Court's order confirming Dow Corning's Joint Plan of Reorganization (the "Joint Plan"), the Company reviewed the value of its investment in Dow Corning, revised its assessment of the recoverability of its investment, and determined that it had adequately provided for the other-than-temporary decline associated with the bankruptcy. On June 1, 2004, Dow Corning's Joint Plan became effective and Dow Corning emerged from bankruptcy. The Company considers the difference between the carrying value of its investment in Dow Corning and its 50 percent share of Dow Corning's equity to be permanent. The difference was $222 million at December 31, 2005 and 2004.

       At December 31, 2005, the Company's investment in MEGlobal was $289 million less than the Company's proportionate share of MEGlobal's underlying net assets. This amount represents the difference between the value of certain assets of the joint venture and the Company's related valuation on a U.S. GAAP basis, of which $99 million is being amortized over the remaining useful lives of the assets and $190 million represents the Company's share of the joint venture's goodwill. At December 31, 2004, the Company's investment in MEGlobal was zero, due to a capital distribution from the joint venture, and was $254 million less than the Company's proportionate share of MEGlobal's underlying net assets.

       At December 31, 2005, the Company's investment in Equipolymers was $50 million less than the Company's proportionate share of Equipolymers' underlying net assets. This amount represents the difference between the value of certain assets of the joint venture and the Company's related valuation on a U.S. GAAP basis, of which $13 million is being amortized over the remaining useful lives of the assets and $37 million is a difference representing the Company's share of the joint venture's goodwill. At December 31, 2004, this difference was $126 million.

       At December 31, 2005, the Company's investment in EQUATE was $34 million less than its proportionate share of the underlying net assets ($54 million at December 31, 2004). This amount represents the difference between EQUATE's value of certain assets and the Company's related valuation on a U.S. GAAP basis and as such is being amortized over the remaining two-year useful life of those assets.

       In November 2004, Union Carbide sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer and reducing Union Carbide's ownership interest from 45 percent to 42.5 percent. A pretax gain of $70 million was recorded in the first quarter of 2005 related to the sale of these shares.

       On January 3, 2005, the Company and E.I. du Pont de Nemours and Company ("DuPont") announced that the Company had exercised its option to acquire certain assets relating to ethylene elastomers and chlorinated elastomers from DuPont Dow Elastomers L.L.C. ("DDE"), including ENGAGE™, NORDEL™ and TYRIN™ elastomers, through an equity redemption transaction involving the Company's equity interest in DDE. As a result of this option exercise, DuPont purchased the Company's remaining equity interest in DDE for $87 million; the dissolution of the joint venture, which was completed on June 30, 2005, resulted in a pretax gain of $31 million in the second quarter of 2005. The Company decreased its investment in nonconsolidated affiliates and recorded $324 million in net property, $122 million in inventories, and $48 million in other net assets.

       On November 30, 2005, Union Carbide completed the sale of its indirect 50 percent interest in UOP LLC ("UOP") to a wholly owned subsidiary of Honeywell International, Inc. for a purchase price of $867 million, resulting in a pretax gain of $637 million in the fourth quarter of 2005.

       Dow's principal nonconsolidated affiliates and the Company's direct or indirect ownership interest for each at December 31, 2005, 2004 and 2003 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2005	2004	2003

Compañía Mega S.A.	28%	28%	28%
Dow Corning Corporation	50%	50%	50%
DuPont Dow Elastomers L.L.C.	–	50%	50%
EQUATE Petrochemical Company K.S.C.	42.5%	45%	45%
Equipolymers	50%	50%	–
MEGlobal	50%	50%	–
The OPTIMAL Group:
OPTIMAL Chemicals (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn Bhd	23.75%	23.75%	23.75%
The Siam Group:
Pacific Plastics (Thailand) Limited	49%	49%	49%
Siam Polyethylene Company Limited	49%	49%	49%
Siam Polystyrene Company Limited	49%	49%	49%
Siam Styrene Monomer Co., Ltd.	49%	49%	49%
Siam Synthetic Latex Company Limited	49%	49%	49%
UOP LLC	–	50%	50%

       The Company's investment in these companies was $1,765 million at December 31, 2005 and $2,202 million at December 31, 2004. Its equity in their earnings was $859 million in 2005, $886 million in 2004 and $342 million in 2003. All of the nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions		2005	2004

Current assets		$5,112	$5,378
Noncurrent assets		6,539	8,412

Total assets		$11,651	$13,790

Current liabilities		$2,462	$3,351
Noncurrent liabilities		3,769	4,661

Total liabilities		$6,231	$8,012

Summarized Income Statement Information
In millions	2005(1)	2004(2)	2003

Sales	$12,744	$10,729	$7,032
Gross profit	3,063	3,382	2,178
Net income	1,927	1,838	786

(1) The summarized income statement information for 2005 includes the results for DDE from January 1, 2005 through June 30, 2005, and the results for UOP from January 1, 2005 through November 30, 2005.
(2) The summarized income statement information for 2004 includes the results for MEGlobal and Equipolymers from July 1, 2004 through December 31, 2004.

       Dividends received from the Company's nonconsolidated affiliates were $495 million in 2005, $370 million in 2004 and $130 million in 2003.

       The Company has service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase and lease agreements. Sales to MEGlobal represented approximately 15 percent of the sales in the Chemicals segment and approximately 4 percent of the sales in the Hydrocarbons and Energy segment (approximately 2 percent of total sales for the Company). Excess ethylene glycol produced in Dow's plants in the United States and Europe is sold to MEGlobal. Transactions with nonconsolidated affiliates and balances due to and due from these entities were not material to the consolidated financial statements.

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2005, by operating segment:

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Hydrocarbons and Energy	Total

Goodwill at December 31, 2004	$913	$750	$1,320	$106	$63	$3,152

Negative goodwill related to acquisition of remaining 28% interest in PBBPolisur S.A.	–	–	–	(12)	–	(12)

Goodwill at December 31, 2005	$913	$750	$1,320	$94	$63	$3,140

       In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL™ surfactants manufactured by Hampshire Chemical, following a period of time during which the Specialty Chemicals business had experienced a significant decline in sales of these surfactants. The Company's efforts to reach an acceptable agreement to sell this line of business were unsuccessful. As a result of the decision to discontinue production, the Company wrote off goodwill of $13 million (included in "Amortization of intangibles") associated with this line of business in the Performance Chemicals segment. See Note F regarding a related write-down of assets. The manufacturing facility was shut down in the third quarter of 2004; demolition was substantially completed in the fourth quarter of 2005.

       In the second quarter of 2004, the Company wrote off goodwill of $18 million (included in "Restructuring activities – net charge (gain)") associated with the DAXAD™ dispersant and glycine businesses (Performance Chemicals segment), following the completion of an impairment calculation related to a continued decline in the sales of this line of products manufactured by Hampshire Chemical. See Notes B, F and G for additional information.

       During the fourth quarter of 2005, the Company performed impairment tests for goodwill in conjunction with its annual budgeting process. As a result of this review, it was determined that no additional goodwill impairments existed.

       The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets at December 31
	2005			2004
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets with finite lives:
Licenses and intellectual property	$264	$(138)	$126	$289	$(138)	$151
Patents	147	(103)	44	154	(95)	59
Software	362	(224)	138	352	(193)	159
Trademarks	136	(37)	99	139	(31)	108
Other	86	(50)	36	108	(50)	58

Total other intangible assets	$995	$(552)	$443	$1,042	$(507)	$535

       In the fourth quarter of 2005, following a review of non-strategic and underperforming assets, the Company wrote off the $10 million net book value of other intangible assets received in a 1992 acquisition. The charge was included in "Restructuring activities – net charge (gain)" in the Unallocated and Other segment.

       During 2005, the Company acquired software for $26 million. The weighted-average amortization period for the acquired software is five years.

       Amortization expense for other intangible assets (not including software) was $55 million in 2005, $68 million in 2004 and $63 million in 2003. Amortization expense for software, which is included in "Cost of sales," totaled $45 million in 2005, $41 million in 2004 and $29 million in 2003. Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions

2006	$89
2007	$80
2008	$75
2009	$37
2010	$21

NOTE I – FINANCIAL INSTRUMENTS

Investments

The Company's investments in marketable securities are primarily classified as available-for-sale.

Investing Results
In millions	2005	2004	2003

Proceeds from sales of available-for-sale securities	$1,180	$1,673	$1,530
Gross realized gains	$52	$41	$31
Gross realized losses	$(19)	$(9)	$(21)

       The following table summarizes the contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at December 31, 2005
In millions	Amortized Cost	Fair Value

Within one year	$68	$68
One to five years	399	393
Six to ten years	269	266
After ten years	613	612

Total	$1,349	$1,339

Risk Management

The Company's risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times. The Company uses value at risk and stress tests to monitor risk. Credit risk arising from these contracts is not significant because the counterparties to these contracts are primarily major international financial institutions and, to a lesser extent, major chemical and petroleum companies. The Company does not anticipate losses from credit risk. The net cash requirements arising from risk management activities are not expected to be material in 2006. The Company reviews its overall financial strategies and impacts from using derivatives in its risk management program with the Board of Directors' Finance Committee and revises its strategies as market conditions dictate.

       The Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. No significant concentration of credit risk existed at December 31, 2005.

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

Foreign Currency Risk Management

The Company's global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company's assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2005, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts, options and cross-currency swaps had various expiration dates, primarily in the first quarter of 2006.

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At December 31, 2005, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates in 2006 and 2007.

Fair Value of Financial Instruments at December 31
	2005				2004
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

Marketable securities:
Debt securities	$1,349	$12	$(22)	$1,339	$1,365	$34	$(8)	$1,391
Equity securities	680	28	(26)	682	699	48	(4)	743
Other	–	–	–	–	1	–	–	1

Total marketable securities	$2,029	$40	$(48)	$2,021	$2,065	$82	$(12)	$2,135

Long-term debt including debt due within one year (1)	$(10,465)	$7	$(594)	$(11,052)	$(12,490)	$3	$(857)	$(13,344)

Derivatives relating to:
Foreign currency	–	$35	$(41)	$(6)	–	$109	$(289)	$(180)
Interest rates	–	$5	$(7)	$(2)	–	$15	$(3)	$12
Commodities	–	$129	$(66)	$63	–	$101	$(20)	$81

(1) Cost includes fair value adjustments per SFAS No. 133 of $54 million in 2005 and $93 million in 2004.

       Cost approximates fair value for all other financial instruments.

       The following tables provide the fair value and gross unrealized losses of the Company's investments, which have been deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004:

Temporarily Impaired Securities at December 31, 2005
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$165	$(2)	$48	$(1)	$213	$(3)
Federal agency mortgage-backed securities	282	(5)	117	(3)	399	(8)
Corporate bonds	148	(5)	91	(4)	239	(9)
Other	58	(1)	37	(1)	95	(2)

Total debt securities	$653	$(13)	$293	$(9)	$946	$(22)
Equity securities	255	(22)	2	(1)	257	(23)

Total temporarily impaired securities	$908	$(35)	$295	$(10)	$1,203	$(45)

Temporarily Impaired Securities at December 31, 2004
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$248	$(2)	–	–	$248	$(2)
Federal agency mortgage-backed securities	200	(2)	–	–	200	(2)
Corporate bonds	142	(2)	–	–	142	(2)
Other	62	(2)	–	–	62	(2)

Total debt securities	$652	$(8)	–	–	$652	$(8)
Equity securities	8	(2)	$3	$(2)	11	(4)

Total temporarily impaired securities	$660	$(10)	$3	$(2)	$663	$(12)

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

       For equity securities, the Company's investment guidelines require investment in Standard & Poor's ("S&P") 500 companies and allow investment in up to 25 companies outside of the S&P 500. These holdings are primarily large cap stocks and, therefore, the likelihood of them becoming other-than-temporarily impaired is not as high as with other less established companies. The Company has the ability and the intent to hold these investments until they provide an acceptable return.

       The aggregate cost of the Company's cost method investments totaled $71 million at December 31, 2005 and $70 million at December 31, 2004. Due to the nature of these investments, the fair market value for impairment testing is not readily determinable. These investments are reviewed for liquidation events. There were no material liquidation events or circumstances at December 31, 2005 that would result in an adjustment to the cost basis of these investments. Of the $70 million cost method investments at December 31, 2004, $14 million was liquidated during 2005.

Accounting for Derivative Instruments and Hedging Activities

At December 31, 2005, the Company had interest rate swaps in a net loss position of $1 million designated as fair value hedges of underlying fixed rate debt obligations. These hedges had various expiration dates in 2006 through 2011. At December 31, 2004, the Company had interest rate swaps in a net gain position of $14 million designated as fair value hedges of underlying fixed rate debt obligations. These hedges had various expiration dates in 2005 through 2011. The mark-to-market effects of both the fair value hedge instruments and the underlying debt obligations were recorded as unrealized gains and losses in interest expense and are directly offsetting to the extent the hedges are effective. The effective portion of the mark-to-market effects of cash flow hedge instruments is recorded in "Accumulated other comprehensive income (loss)" ("AOCI") until the underlying interest payment affects income. The net loss from previously terminated interest rate cash flow hedges included in AOCI at December 31, 2005 was $33 million after tax ($41 million after tax at December 31, 2004). The amount to be reclassified from AOCI to interest expense within the next 12 months is expected to be a net loss of $8 million. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. Interest rate cash flow hedges outstanding at December 31, 2005 were immaterial. There were no interest rate cash flow hedges outstanding at December 31, 2004. During 2005, 2004 and 2003, there was no material impact on the consolidated financial statements due to interest rate hedge ineffectiveness. Net gains recorded in interest expense related to fair value hedge terminations were $20 million in 2005, $26 million in 2004 and $27 million in 2003. Unamortized gains relating to terminated fair value hedges were $55 million at December 31, 2005 and $80 million at December 31, 2004. In 2005, net losses of $11 million (net losses of $13 million in 2004) related to cash flow hedge terminations were recorded in "Cost of sales." There was no material impact on the consolidated financial statements due to cash flow hedge terminations in 2003.

       Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until August 2007. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI until the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at December 31, 2005 was $52 million after tax ($88 million after tax at December 31, 2004). A net after-tax gain of approximately $48 million is expected to be reclassified from AOCI to "Cost of sales" in the consolidated statements of income within the next 12 months. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During 2005, 2004 and 2003, there was no material impact on the consolidated financial statements due to commodity hedge ineffectiveness.

       In addition, the Company utilizes option and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. At December 31, 2005, the Company had derivative assets of $2 million and derivative liabilities of $36 million related to these instruments, with the related mark-to-market effects included in "Cost of sales" in the consolidated statements of income. At December 31, 2004, the Company had derivative assets of $2 million and derivative liabilities of $3 million related to these instruments.

       At December 31, 2005, the Company had foreign currency forward contracts in a net loss position of $4 million ($3 million at December 31, 2004) designated as cash flow hedges of underlying forecasted purchases of feedstocks in Europe. Current open contracts hedge forecasted transactions until August 2006. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI until the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at December 31, 2005 was $4 million after tax ($3 million after tax at December 31, 2004). A net after-tax loss of approximately $4 million is expected to be reclassified from AOCI to "Cost of sales" in the consolidated statements of income within the next 12 months. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During 2005, 2004 and 2003, there was no material impact on the consolidated financial statements due to foreign currency hedge ineffectiveness.

       The results of hedges of the Company's net investment in foreign operations included in the cumulative translation adjustment in AOCI was a net gain of $105 million ($66 million after tax) at December 31, 2005 and a net loss of $147 million ($93 million after tax) at December 31, 2004. During 2005, 2004 and 2003, there was no material impact on the consolidated financial statements due to hedge ineffectiveness.

       Derivative assets, excluding commodity and foreign exchange derivative assets expected to settle in 2006, are included in "Deferred charges and other assets" in the consolidated balance sheets; commodity derivative assets expected to settle in 2006 are included in "Accounts and notes receivable – Other." Foreign exchange derivative liabilities are included in "Accounts payable – Other;" other derivative liabilities are included in "Accrued and other current liabilities." The short-cut method under SFAS No. 133 is being used when the criteria are met. The Company anticipates volatility in AOCI and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. The Company also uses other derivative instruments that are not designated as hedging instruments, primarily to manage foreign currency exposure, the impact of which was not material to the consolidated financial statements.

NOTE J – SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities

"Accrued and other current liabilities" were $2,342 million at December 31, 2005 and $2,680 million at December 31, 2004. Accrued payroll, which is a component of "Accrued and other current liabilities," was $533 million at December 31, 2005 and $688 million at December 31, 2004. No other accrued liabilities were more than 5 percent of total current liabilities.

Sundry Income – Net
In millions	2005	2004	2003

Gain on sales of assets and securities (1)	$806	$129	$117
Foreign exchange gain	20	8	13
Dividend income	7	6	5
Other – net (2)	(78)	(7)	11

Total sundry income – net	$755	$136	$146

(1) 2005 included a gain of $637 million on the sale of Union Carbide's indirect 50 percent interest in UOP and a gain of $70 million on the sale of a 2.5 percent interest in EQUATE, a Union Carbide joint venture. 2004 included a gain of $90 million on the sale of the DERAKANE epoxy vinyl ester resin business. 2003 included a gain of $47 million on the sale of several product lines of Amerchol Corporation, a wholly owned subsidiary.
(2) 2005 included a cash donation of $100 million to The Dow Chemical Company Foundation.

Other Supplementary Information
In millions	2005	2004	2003

Cash payments for interest	$788	$780	$861
Cash payments for income taxes	$848	$553	$242
Provision for doubtful receivables (1)	$58	$36	$4

(1) Included in "Selling, general and administrative expenses" in the consolidated statements of income.

Earnings Per Share Calculations
	2005		2004		2003
In millions, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted

Income before cumulative effect of changes in accounting principles	$4,535	$4,535	$2,797	$2,797	$1,739	$1,739
Cumulative effect of changes in accounting principles	(20)	(20)	–	–	(9)	(9)

Net income available for common stockholders	$4,515	$4,515	$2,797	$2,797	$1,730	$1,730

Weighted-average common shares outstanding	963.2	963.2	940.1	940.1	918.8	918.8
Add dilutive effect of stock options and awards	–	13.6	–	13.7	–	7.3

Weighted-average common shares for EPS calculations	963.2	976.8	940.1	953.8	918.8	926.1

Earnings per common share before cumulative effect of changes in accounting principles	$4.71	$4.64	$2.98	$2.93	$1.89	$1.88

Earnings per common share	$4.69	$4.62	$2.98	$2.93	$1.88	$1.87

Stock options and deferred stock awards excluded from EPS calculations (1)		5.1		4.6		20.5

(1) Outstanding options to purchase shares of common stock (in all years presented) and deferred stock awards (in 2005 only) that were not included in the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

Sales of Accounts Receivable

Since 1997, the Company has routinely sold, without recourse, a participation in pools of qualifying trade accounts receivable. According to the agreements of the various programs, Dow maintains the servicing of these receivables. As receivables in the pools are collected, new receivables are added. The maximum amount of receivables available for sale in the pools was $1,593 million in 2005, $1,681 million in 2004 and $1,600 million in 2003. The average monthly participation in the pools was $349 million in 2005, $535 million in 2004 and $889 million in 2003.

       The net cash flow in any given period represents the discount on sales, which is recorded as interest expense. The average monthly discount was approximately $0.9 million in 2005, $0.5 million in 2004 and $1.3 million in 2003.

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

       To the extent not previously resolved in state court actions, cases involving Dow Corning's breast implant and other silicone medical products filed against the Company were transferred to the U.S. District Court for the Eastern District of Michigan (the "District Court") for resolution in the context of the Joint Plan. On October 6, 2005, all such cases then pending in the District Court against the Company were dismissed. Should cases involving Dow Corning's breast implant and other silicone medical products be filed against the Company in the future, they will be accorded similar treatment. It is the opinion of the Company's management that the possibility is remote that a resolution of all future cases will have a material adverse impact on the Company's consolidated financial statements.

       As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company's share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At December 31, 2005, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $380 million at December 31, 2004, for environmental remediation and restoration costs, including $45 million for the remediation of Superfund sites. At December 31, 2005, the Company had accrued obligations of $339 million for environmental remediation and restoration costs, including $41 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

       The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2005 and 2004:

Accrued Obligations for Environmental Matters
In millions	2005	2004

Balance at January 1	$380	$381
Additional accruals	82	85
Charges against reserve	(124)	(89)
Adjustments to reserve	1	3

Balance at December 31	$339	$380

       The amounts charged to income on a pretax basis related to environmental remediation totaled $79 million in 2005, $85 million in 2004 and $68 million in 2003. Capital expenditures for environmental protection were $150 million in 2005, $116 million in 2004 and $132 million in 2003.

       On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License (the "License") to the Company's Midland, Michigan manufacturing site (the "Midland site"), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. Discussions between the Company and the MDEQ that occurred in 2004 and early 2005 regarding how to proceed with off-site corrective action under the License resulted in the execution of the Framework for an Agreement Between the State of Michigan and The Dow Chemical Company (the "Framework") on January 20, 2005. The Framework commits the Company to take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River, conduct certain studies, and propose a remedial investigation work plan by the end of 2005. The Company submitted Remedial Investigation Work Plans for the City of Midland and for the Tittabawassee River on December 29, 2005. The interim remedial actions required by the Framework are currently underway. The Framework also contemplates that the Company, the State of Michigan and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. The Company and the governmental parties began to meet in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. At the end of 2004, the Company had an accrual for off-site corrective action of $12 million (included in the total accrued obligation of $380 million at December 31, 2004) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At December 31, 2005, the accrual for off-site corrective action was $3 million (included in the total accrued obligation of $339 million at December 31, 2005).

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

       In November 2004, Union Carbide requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In response to that request, ARPC reviewed and analyzed data through November 14, 2004, and again concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against Union Carbide and Amchem because of various uncertainties associated with the litigation of those claims. ARPC did advise Union Carbide, however, that it was reasonable and feasible to construct a new estimate of the cost to Union Carbide of resolving current and future asbestos-related claims using the same two widely used forecasting methodologies used by ARPC in its January 2003 study, if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

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

       The resulting study completed by ARPC in January 2005 stated that the undiscounted cost to Union Carbide of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, Union Carbide's recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide's recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC's studies, Union Carbide's asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide's management determined that no change to the accrual was required at December 31, 2004.

       In November 2005, Union Carbide requested ARPC to review Union Carbide's 2005 asbestos claim and resolution activity and determine the appropriateness of updating the January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of the study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at December 31, 2005.

       Union Carbide's asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005 and $1.6 billion at December 31, 2004. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

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

       Union Carbide's receivable for insurance recoveries related to its asbestos liability was $535 million at December 31, 2005 and $712 million at December 31, 2004. At December 31, 2005, $398 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

       In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2005	2004

Receivables for defense costs	$73	$85
Receivables for resolution costs	327	406

Total	$400	$491

       Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $75 million in 2005, $82 million in 2004 and $94 million in 2003, and was reflected in "Cost of sales."

       In September 2003, Union Carbide filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the "West Virginia action") and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the "New York action"). The insurance carriers are contesting this litigation. Through the fourth quarter of 2005, Union Carbide reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

       The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

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

Synthetic Rubber Industry Matters

In 2003, the U.S., Canadian and European competition authorities initiated separate investigations into alleged anticompetitive behavior by certain participants in the synthetic rubber industry. DuPont Dow Elastomers L.L.C. ("DDE"), a former 50:50 joint venture with E.I. du Pont de Nemours and Company ("DuPont"), and certain subsidiaries of the Company (but as to the investigation in Europe only) have responded, or are in the process of responding, to requests for documents and are otherwise cooperating in the investigations. Separately, related civil actions have been filed in various U.S. federal and state courts. Certain of these actions have named the Company.

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

Purchase Commitments

At December 31, 2005, the Company had 15 major agreements (16 in 2004 and seven in 2003) for the purchase of ethylene-related products globally. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owner of the manufacturing plants with a specified return on capital. Total purchases under these agreements were $1,175 million in 2005, $1,063 million in 2004 and $676 million in 2003. The Company's commitments associated with all of these agreements are included in the table below.

       At December 31, 2005, the Company had various outstanding commitments for take or pay and throughput agreements, including the purchase agreements referred to above. Such commitments were at prices not in excess of current market prices. The terms of all but two of these agreements extend from one to 25 years. One agreement has terms extending to 75 years; another has indefinite terms. The determinable future commitments for these latter two agreements are included for 10 years in the following table which presents the fixed and determinable portion of obligations under the Company's purchase commitments at December 31, 2005:

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2005
In millions

2006	$2,390
2007	2,204
2008	2,031
2009	1,791
2010	1,566
2011 and beyond	6,512

Total	$16,494

       In addition to the take or pay obligations at December 31, 2005, the Company had outstanding commitments which ranged from one to six years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $156 million. Such commitments were at prices not in excess of current market prices.

Guarantees

The Company provides a variety of guarantees, as described more fully in the following sections.

Guarantees

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company's guarantees relates to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to nine years, and trade financing transactions in Latin America, which typically expire within one year of their inception.

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

The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at December 31, 2005 In millions	Final Expiration	Maximum Future Payments	Recorded Liability

Guarantees	2014	$401	$19
Residual value guarantees	2015	1,158	5

Total guarantees		$1,559	$24

Guarantees at December 31, 2004 In millions	Final Expiration	Maximum Future Payments	Recorded Liability

Guarantees	2018	$729	$202
Residual value guarantees	2015	1,342	4

Total guarantees		$2,071	$206

       In January 2005, the Company contributed $170 million to Cargill Dow, a 50:50 joint venture at the time, and obtained a release from its commitments with respect to Cargill Dow's debt obligations. On January 31, 2005, Dow transferred its 50 percent interest in Cargill Dow to Cargill. See Note B for additional information.

Asset Retirement Obligations

In accordance with SFAS No. 143, as interpreted by FIN No. 47, the Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites in the United States and Europe; capping activities at landfill sites in the United States, Canada, Italy and Brazil; and asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada and Europe. See Note A for additional information.

       The aggregate carrying amount of asset retirement obligations recognized by the Company was $92 million at December 31, 2005 and $57 million at December 31, 2004. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

       The following table shows changes in the aggregate carrying amount of the Company's asset retirement obligations for the year ended December 31, 2005:

Asset Retirement Obligations
In millions	2005

Balance at January 1	$57
Additional accruals	9
Impact of adopting FIN No. 47	34
Payments on accruals	(5)
Accretion expense	1
Revisions in estimated cash flows	–
Other	(4)

Balance at December 31	$92

NOTE L – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at December 31
In millions	2005	2004

Notes payable to banks	$207	$86
Notes payable to related companies	34	18

Total notes payable	$241	$104

Year-end average interest rates	3.96%	5.93%

Long-Term Debt at December 31 In millions	2005 Average Rate	2005	2004 Average Rate	2004

Promissory notes and debentures:
Final maturity 2005	–	–	6.91%	$551
Final maturity 2006	8.64%	$189	9.92%	213
Final maturity 2007	5.04%	509	5.04%	508
Final maturity 2008	5.75%	491	5.75%	488
Final maturity 2009	6.75%	693	6.32%	1,207
Final maturity 2010	9.13%	279	9.13%	272
Final maturity 2011 and thereafter (1)	6.87%	3,737	6.93%	3,865
Foreign bonds:
Final maturity 2006, Japanese yen	0.71%	255	0.71%	290
Other facilities:
U.S. dollar loans – various rates and maturities	3.82%	4	4.34%	68
Foreign currency loans – various rates and maturities	1.77%	41	2.18%	42
Medium-term notes, varying maturities through 2022	5.47%	857	5.51%	1,118
Foreign medium-term notes, various rates and maturities	5.39%	1	5.15%	3
Foreign medium-term notes, final maturity 2006, Euro	5.00%	714	5.00%	822
Foreign medium-term notes, final maturity 2007, Euro	5.63%	611	5.63%	709
Foreign medium-term notes, final maturity 2010, Euro	4.37%	477	4.37%	546
Foreign medium-term notes, final maturity 2011, Euro	4.62%	602	4.62%	687
Pollution control/industrial revenue bonds, varying maturities through 2033	4.79%	1,009	4.64%	1,114
Unexpended construction funds	–	–	–	(2)
Capital lease obligations	–	40	–	46
Unamortized debt discount	–	(44)	–	(57)
Long-term debt due within one year (1)	–	(1,279)	–	(861)

Total long-term debt	–	$9,186	–	$11,629

(1) Between April 1 and May 1, 2005, holders of $250 million of debentures due in 2025 could have elected to have their debentures repaid by the Company on June 1, 2005. Accordingly, the $250 million was included in "Long-term debt due within one year" at December 31, 2004. At December 31, 2005, $12 million of the debentures remained and was included in "Long-Term Debt."

Annual Installments on Long-Term Debt for Next Five Years In millions

2006	$1,279
2007	$1,248
2008	$579
2009	$781
2010	$917

The Company had unused and committed credit facilities at December 31, 2005 with various U.S. and foreign banks totaling $3.0 billion in support of its commercial paper borrowings and working capital requirements. These facilities include a $1.25 billion 364-day revolving credit facility, which matures in April 2006, and a $1.75 billion 5-year revolving credit facility, which matures in April 2009.

       The Company's outstanding public debt of $10.4 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations not to allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation or sell or convey all or substantially all of the Company's assets. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

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

       At December 31, 2005, the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE M – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

       The Company's funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. In 2005, Dow contributed $1,031 million to its pension plans. Dow expects to contribute $500 million to its pension plans in 2006. The Company also has non-qualified supplemental pension plans.

       The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are provided below:

Weighted-Average Assumptions for All Pension Plans	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2005	2004	2005	2004

Discount rate	5.39%	5.68%	5.68%	6.09%
Rate of increase in future compensation levels	4.27%	4.29%	4.29%	4.28%
Expected long-term rate of return on plan assets	–	–	8.24%	8.50%

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2005	2004	2005	2004

Discount rate	5.72%	5.875%	5.875%	6.25%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	–	–	8.75%	9.00%

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

       The accumulated benefit obligation for all defined benefit pension plans was $14.8 billion at December 31, 2005 and $14.4 billion at December 31, 2004.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2005	2004

Projected benefit obligation	$8,885	$9,593
Accumulated benefit obligation	$8,447	$9,198
Fair value of plan assets	$6,559	$6,721

       Some, but not all, of the Company's pension plans require some level of funding. Total accumulated benefit obligation in excess of plan assets for those plans that require some level of funding was $768 million at December 31, 2005 and $1,460 million at December 31, 2004.

       In addition to the U.S. funded plan, U.S. employees are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, France, Spain and the United Kingdom. Contributions charged to income for defined contribution plans were $66 million in 2005, $82 million in 2004 and $98 million in 2003.

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

       The Company funds most of the cost of these health care and life insurance benefits as incurred. Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2006.

       The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the U.S. plans are provided below:

U.S. Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2005	2004	2005	2004

Discount rate	5.60%	5.875%	5.875%	6.25%
Expected long-term rate of return on plan assets	–	–	8.75%	9.00%
Initial health care cost trend rate	9.50%	10.16%	10.16%	6.70%
Ultimate health care cost trend rate, assumed to be reached in 2011	6.00%	6.00%	6.00%	6.70%

       Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2005 by $23 million and the net periodic postretirement benefit cost for the year by $1 million. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2005 by $22 million and the net periodic postretirement benefit cost for the year by $1 million.

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

Net Periodic Benefit Cost (Credit) for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2005	2004	2003	2005	2004	2003

Service cost	$279	$260	$242	$24	$24	$31
Interest cost	815	804	773	124	125	134
Expected return on plan assets	(1,056)	(1,092)	(1,082)	(27)	(23)	(19)
Amortization of prior service cost (credit)	24	8	21	(7)	(11)	(9)
Amortization of unrecognized loss	123	39	13	10	8	8
Special termination/curtailment cost	2	42	5	6	37	–

Net periodic benefit cost (credit)	$187	$61	$(28)	$130	$160	$145

Change in Projected Benefit Obligation, Plan Assets and Funded Status of All Significant Plans
In millions	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligation	2005	2004	2005	2004

Benefit obligation at beginning of year	$15,004	$13,443	$2,167	$2,134
Service cost	279	260	24	24
Interest cost	815	804	124	125
Plan participants' contributions	18	18	–	–
Amendments	26	6	–	21
Actuarial changes in assumptions and experience	698	917	28	37
Acquisition/divestiture activity	–	7	–	(5)
Benefits paid	(808)	(779)	(179)	(208)
Currency impact	(401)	303	4	6
Special termination/curtailment cost (credit)	(14)	25	–	33

Benefit obligation at end of year	$15,617	$15,004	$2,168	$2,167

Change in plan assets

Market value of plan assets at beginning of year	$12,206	$11,139	$368	$343
Actual return on plan assets	877	1,428	25	32
Employer contributions	1,031	399	–	33
Plan participants' contributions	18	19	–	–
Acquisition/divestiture activity	–	–	–	(6)
Benefits paid	(808)	(779)	(16)	(34)

Market value of plan assets at end of year	$13,324	$12,206	$377	$368

Funded status and net amounts recognized

Plan assets less than benefit obligation	$(2,293)	$(2,798)	$(1,791)	$(1,799)
Unrecognized net transition obligation	2	3	–	–
Unrecognized prior service cost (credit)	103	99	(61)	(69)
Unrecognized net loss	4,024	3,656	276	261

Net amounts recognized in the consolidated balance sheets	$1,836	$960	$(1,576)	$(1,607)

Net amounts recognized in the consolidated balance sheets consist of:

Accrued benefit liability	$(1,890)	$(2,520)	$(1,588)	$(1,627)
Prepaid benefit cost	1,667	1,423	12	20
Additional minimum liability – intangible asset	74	78	–	–
Accumulated other comprehensive income – pretax	1,985	1,979	–	–

Net amounts recognized in the consolidated balance sheets	$1,836	$960	$(1,576)	$(1,607)

       The Company uses a December 31 measurement date for all of its plans.

Estimated Future Benefit Payments

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments
at December 31	Defined Benefit	Other
In millions	Pension Plans	Postretirement Benefits

2006	$809	$201
2007	820	182
2008	832	181
2009	842	172
2010	848	170
2011 through 2015	4,505	771

Total	$8,656	$1,677

Plan Assets

Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers. At December 31, 2005, plan assets totaled $13.3 billion and included Company common stock with a value of $406 million (3 percent of total plan assets). At December 31, 2004, plan assets totaled $12.2 billion and included Company common stock with a value of $448 million (4 percent of total plan assets).

Weighted-Average Allocation of All Plan Assets at December 31
	2005	2004

Equity securities	60%	62%
Debt securities	24%	27%
Real estate	3%	2%
Other	13%	9%

Total	100%	100%

Weighted-Average Allocation of U.S. Plan Assets at December 31
	2005	2004

Equity securities	64%	65%
Debt securities	19%	22%
Real estate	3%	2%
Other	14%	11%

Total	100%	100%

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

       The plans are permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset exposure and re-balancing the asset allocation. The plans use value at risk and other risk measures to monitor risk in the portfolios.

       The Company conducted an asset/liability study using the plans' projected total benefit obligation to determine the optimal strategic asset allocation to meet the plans' long-term investment strategy. The study was conducted by the Company's actuary and corroborated with other outside experts. The results of the study and the strategic target asset allocation provided below were presented to and approved by the Finance Committee of the Board of Directors in December 2002. Further enhancements to the plans were approved by the Finance Committee of the Board of Directors in October 2004 and April 2005. The allocation of the plan assets will move toward the final strategic target allocation noted below when the Company believes it is prudent to do so.

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation	Range

Equity securities	56%	+/- 18%
Debt securities	24%	+/- 10%
Real estate	5%	+/- 2%
Other	15%	+/- 6%

Total	100%

NOTE N – LEASED PROPERTY AND VARIABLE INTEREST ENTITIES

Leased Property

The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines, and equipment under operating leases. In addition, the Company leases gas turbines at two U.S. locations, aircraft in the United States, and ethylene plants in Canada and The Netherlands. At the termination of the leases, the Company has the option to purchase these plants and certain other leased equipment and buildings based on a fair market value determination.

       Rental expenses under operating leases, net of sublease rental income, were $451 million in 2005, $456 million in 2004 and $422 million in 2003. Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Minimum Operating Lease Commitments at December 31, 2005 In millions

2006	$236
2007	179
2008	156
2009	136
2010	109
2011 and thereafter	319

Total	$1,135

Variable Interest Entities

In the second quarter of 2003, Dow terminated its lease of an ethylene facility in The Netherlands with a variable interest entity ("VIE") (under FIN No. 46R, "Consolidation of Variable Interest Entities") and entered into a lease with a new owner trust, also a VIE. Dow is not the primary beneficiary of the owner trust and is, therefore, not required to consolidate the owner trust. Based on a valuation completed in mid-2003, the facility was valued at $394 million. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based upon a fair market value determination. At December 31, 2005, Dow had provided to the owner trust a residual value guarantee of $363 million, which represents Dow's maximum exposure to loss under the lease. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee.

       In September 2001, Hobbes Capital S.A. ("Hobbes"), a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provide a floating rate of return (which may be reinvested) based on London Interbank Offered Rate ("LIBOR"), and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates have been classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The preferred return is included in "Minority interests' share in income" in the consolidated statements of income. Reinvested preferred returns are included in "Minority Interest in Subsidiaries" in the consolidated balance sheets. Under FIN No. 46R, Hobbes is a VIE and the Company is the primary beneficiary.

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

NOTE O – Stock Compensation Plans – Continued

       Effective January 1, 2003, the Company began expensing stock-based compensation newly issued in 2003 to employees in accordance with the fair value based method of accounting set forth in SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. The Company estimates the fair value of stock options and subscriptions to purchase shares under the ESPP using a binomial option-pricing model. The weighted-average assumptions used to calculate total stock-based compensation expense and the pro forma results provided in Note A were as follows:

	2005	2004	2003

Dividend yield	2.6%	3.2%	3.9%
Expected volatility	22.22%	30.12%	41.09%
Risk-free interest rate	3.65%	2.42%	2.28%
Expected life of stock options granted during year	5 years	5 years	5 years
Life of Employees' Stock Purchase Plan	5 months	10 months	8 months

       See Note A for information regarding the adoption of SFAS No. 123R on January 1, 2006.

Employees' Stock Purchase Plans

On February 13, 2003, the Board of Directors authorized a 10-year Employees' Stock Purchase Plan, which was approved by shareholders at the Company's annual meeting on May 8, 2003. Prior to that authorization, annual Employees' Stock Purchase Plans were authorized only by the Board of Directors. Under each annual offering, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value was determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock was set each year at no less than 85 percent of market price. Approximately 40 percent of the eligible employees participated in the annual plan in 2005; approximately 50 percent of the eligible employees participated in the preceding two years. Total compensation expense for the Employees' Stock Purchase Plans was $19 million in 2005, $37 million in 2004 and $8 million in 2003.

Employees' Stock Purchase Plans
	2005		2004		2003
Shares in thousands	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*

Outstanding at beginning of year	2,679	$33.95	3,310	$27.05	4,709	$26.95
Granted	2,956	43.25	4,326	33.95	4,997	27.05
Exercised	(3,659)	36.85	(4,761)	29.37	(3,490)	27.00
Forfeited/Expired	(1,976)	42.49	(196)	28.70	(2,906)	26.95

Outstanding and exercisable at end of year	–	–	2,679	$33.95	3,310	$27.05

Fair value of purchase rights granted during the year		$6.77		$6.94		$5.72

* Weighted-average per share

Stock Option Plans

Under the 1988 Award and Option Plan (the "1988 Plan"), a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. The terms of the grants are fixed at the grant date. At December 31, 2005, there were 19,752,466 shares available for grant under this plan.

       No additional grants will be made under the 1994 Non-Employee Directors' Stock Plan, which previously allowed the Company to grant up to 300,000 options to non-employee directors. At December 31, 2005, there were 59,850 options outstanding under this plan.

       No additional grants will be made under the 1998 Non-Employee Directors' Stock Plan, which previously allowed the Company to grant up to 600,000 options to non-employee directors. At December 31, 2005, there were 168,150 options outstanding under this plan.

       The exercise price of each stock option equals the market price of the Company's stock on the date of grant. Options vest from one to three years, and have a maximum term of 10 years. Total compensation expense for stock option plans was $68 million in 2005, $41 million in 2004 and $20 million in 2003.

       The following table summarizes the stock option activity:

Stock Options	2005		2004		2003
Shares in thousands	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*

Outstanding at beginning of year	49,926	$32.30	66,960	$30.24	70,966	$29.28
Granted	6,214	52.97	5,510	43.47	9,431	27.40
Exercised	(10,351)	31.03	(21,026)	28.90	(11,748)	23.20
Forfeited/Expired	(300)	31.03	(1,518)	28.90	(1,689)	23.20

Outstanding at end of year	45,489	$35.42	49,926	$32.30	66,960	$30.24

Exercisable at end of year	33,051	$32.08	36,046	$31.62	49,313	$30.57

Fair value of options granted during the year		$10.47		$11.24		$7.95

* Weighted-average per share

Stock Options at December 31, 2005
Shares in thousands	Options Outstanding			Options Exercisable

Range of Exercise Prices per Share	Shares	Remaining Contractual Life*	Exercise Price*	Shares	Exercise Price*

$24.75 to $30.00	13,407	5.01 years	$27.55	10,475	$27.60
30.01 to 35.00	13,195	4.78 years	31.65	13,188	31.65
35.01 to 40.00	7,680	4.09 years	36.39	7,674	36.39
40.01 to 45.00	5,463	8.21 years	43.54	1,711	43.45
45.01 to 50.00	70	9.53 years	46.87	–	–
50.01 to 56.00	5,674	9.14 years	53.53	3	50.88

Total $24.75 to $56.00	45,489	5.70 years	$35.42	33,051	$32.08

* Weighted-average per share

Deferred and Restricted Stock

Under the 1988 Plan, the Company grants deferred stock to certain employees. The grants vest after a designated period of time, generally two to five years. The Company recognizes the expense for deferred stock grants over the vesting period of the grants. In 2005, 1.6 million deferred shares with a weighted-average price of $52.45 were granted to eligible employees. In 2004, 2.5 million deferred shares with a weighted-average price of $43.32 were granted. In 2003, 1.2 million deferred shares with a weighted-average price of $27.19 were granted.

       Also under the 1988 Plan, the Company has granted performance deferred stock awards that vest when the Company attains specified performance targets over a pre-determined period, generally two to five years. When it is probable that the performance targets will be met, the compensation expense related to the performance deferred stock awards is amortized over the remaining performance period. The following table shows the performance deferred stock awards granted:

Performance Deferred Stock Awards
Shares in millions	Performance Period	Target Shares Granted*	Weighted-average Fair Value per Share

2005	January 1, 2005 – December 31, 2007	1.0	$53.04

2004	January 1, 2004 – December 31, 2005	1.0	$38.69
	January 1, 2004 – December 31, 2006	1.3	$43.49

2003	January 1, 2003 – December 31, 2007	1.9	$27.40
	January 31, 2003 – December 31, 2004	1.9	$28.62

  *  At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of the target shares granted.

       In addition, the Company is authorized to grant up to 300,000 deferred shares of common stock to executive officers of the Company, under the 1994 Executive Performance Plan.

       Under the 2003 Non-Employee Directors' Stock Incentive Plan, a plan approved by stockholders, the Company may grant up to 1,500,000 shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. During 2005, 20,700 stock options with a weighted-average fair value of $11.40 and 6,750 shares of restricted stock with a weighted-average fair value of $55.97 per share were issued under this plan. During 2004, 25,500 stock options with a weighted-average fair value of $10.69 and 7,500 shares of restricted stock with a weighted-average fair value of $42.58 per share were issued under this plan. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

       The following table provides information related to the Company's deferred and restricted stock:

Dollars in millions; shares in thousands	2005	2004	2003

Deferred stock compensation expense	$336	$220	$24
Deferred shares outstanding at December 31	16,873	11,178	3,041

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

       In September 2001, Hobbes Capital S.A., a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provide a floating rate of return (which may be reinvested) based on London Interbank Offered Rate ("LIBOR"), and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates are classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The preferred return is included in "Minority interests' share in income" in the consolidated statements of income. Reinvested preferred returns are included in "Minority Interest in Subsidiaries" in the consolidated balance sheets.

NOTE R – STOCKHOLDERS' EQUITY

There are no significant restrictions limiting the Company's ability to pay dividends.

       Undistributed earnings of nonconsolidated affiliates included in retained earnings were $1,316 million at December 31, 2005 and $749 million at December 31, 2004.

       The number of treasury shares issued to employees under the Company's option and purchase programs was 15.7 million in 2005, 25.8 million in 2004 and 15.0 million in 2003.

       The number of treasury shares purchased by the Company was 1,492,548 in 2005; 330,529 in 2004; and 182,012 in 2003. On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007. Prior to that authorization (and since August 3, 1999 when the Board of Directors terminated its 1997 authorization which allowed the Company to repurchase shares of Dow common stock), the only shares purchased by the Company were those shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock. See Note O for information regarding the Company's stock option plans.

Reserved Treasury Stock at December 31
Shares in millions	2005	2004	2003

Stock option and deferred stock plans	14.2	25.8	50.6
Employees' stock purchase plans	–	2.7	3.3

Total shares reserved	14.2	28.5	53.9

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

       In 1990, Union Carbide sold shares of its stock to its ESOP (the "UCC ESOP") for a $325 million note with a maturity date of December 31, 2005, and an interest rate of 10 percent. The UCC ESOP shares were converted into shares of Dow common stock on February 6, 2001. On December 27, 2001, the UCC ESOP and the ESOP were merged into one ESOP trust and the UCC ESOP note was restructured with a maturity date of December 31, 2023, and an interest rate of 6.96 percent. The outstanding balance of the loan, which allows variable principal payments, was $1 million at December 31, 2005 and $12 million at December 31, 2004. The receivable from the ESOP is reflected as "Unearned ESOP shares" in the consolidated balance sheets as a reduction of "Stockholders' Equity."

       Dividends on shares held by the ESOP are paid to the ESOP and, together with Company contributions, are used, in part, by the ESOP to make debt service payments on the loan. Shares are released for allocation to participants based on the ratio of the current year's debt service to the sum of the principal and interest payments over the life of the loan.

       Accounting for the plans has followed the principles that were in effect for the respective plans when they were established. Expense associated with the ESOP was $0 million in 2005, $8 million in 2004 and $6 million in 2003. During 2005, 1.1 million ESOP shares were allocated to participants' accounts. At December 31, 2005, 15.3 million common shares held by the ESOP were outstanding, 14.3 million of which had been allocated to participants' accounts.

       Shares held by the ESOP are treated as outstanding shares in the determination of basic and diluted earnings per share.

NOTE T – INCOME TAXES

Operating loss carryforwards amounted to $3,619 million at December 31, 2005 and $5,281 million at December 31, 2004. At December 31, 2005, $380 million of the operating loss carryforwards is subject to expiration in the years 2006 through 2010. The remaining balances expire in years beyond 2010 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2005 amounted to $1,085 million ($723 million at December 31, 2004), of which $1 million is subject to expiration in the years 2006 through 2010. The remaining tax credit carryforwards expire in years beyond 2010.

       Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $4,299 million at December 31, 2005, $6,770 million at December 31, 2004 and $5,339 million at December 31, 2003. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

       The Company had valuation allowances, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in Brazil, Switzerland and the United States, of $179 million at December 31, 2005 and $165 million at December 31, 2004.

       The American Jobs Creation Act of 2004 (the "AJCA"), which was signed into law in October 2004, introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In May 2005, tax authorities released the clarifying language necessary to enable the Company to finalize its plan for the repatriation and reinvestment of foreign earnings subject to the requirements of the AJCA, resulting in a credit of $113 million to the "Provision for income taxes" in the second quarter of 2005.

       On January 23, 2006, the Company received an unfavorable tax ruling from the United States Court of Appeals for the Sixth Circuit reversing a prior decision by the United States District Court relative to corporate owned life insurance, resulting in a charge of $137 million to the "Provision for income taxes" in the fourth quarter of 2005.

       The Company's tax rate for 2005 was lower than the U.S. statutory rate due to strong financial results in jurisdictions with lower tax rates than the United States, improved earnings from a number of joint ventures, and the impact of the repatriation provisions under the AJCA, partially offset by the unfavorable tax ruling on corporate owned life insurance. Dow's reported effective tax rate for the year was 27.8 percent.

       In the first three quarters of 2004, PBBPolisur S.A., a wholly owned subsidiary of the Company in Argentina, recorded significantly improved earnings compared with the previous year, utilizing net operating losses for which a valuation allowance had previously been recorded. In the fourth quarter of 2004, the Company completed a revised earnings estimate and determined that it was more likely than not that the remaining valuation allowance of $28 million was no longer necessary; the valuation allowance was therefore reversed.

       In addition, during the first three quarters of 2004, the Company recorded net valuation allowances on deferred tax assets for tax loss carryforwards from Italian subsidiaries. During the fourth quarter of 2004, tax planning strategies for these entities were considered viable and are expected to be implemented in 2006, utilizing most of the existing tax loss carryforwards for the entities. As a result, $68 million of the existing valuation allowances was reversed in 2004.

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

       In addition, due to higher taxable income in the United States in 2003, particularly in the fourth quarter, in combination with the execution of new tax planning strategies, the Company concluded that it would be able to utilize foreign tax credits that might have otherwise expired unused. As a result, the valuation allowance of $114 million related to foreign tax credits was no longer required and was reversed.

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

       The reserve for tax contingencies related to issues in the United States and foreign locations was $860 million at December 31, 2005 and $748 million at December 31, 2004. This is management's best estimate of the potential liability for tax contingencies. The increase in the tax contingency reserve was primarily due to an unfavorable tax ruling on corporate owned life insurance, partially offset by the favorable impact of closed audits in Europe and Asia Pacific. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Company's consolidated financial statements.

Domestic and Foreign Components of Income before Income Taxes and Minority Interests
In millions	2005	2004	2003

Domestic	$2,715	$457	$546
Foreign	3,684	3,339	1,205

Total	$6,399	$3,796	$1,751

Reconciliation to U.S. Statutory Rate
In millions	2005	2004	2003

Taxes at U.S. statutory rate	$2,240	$1,329	$613
Equity earnings effect	(287)	(168)	(56)
Foreign rates other than 35% (1)	(409)	(524)	(382)
U.S. tax effect of foreign earnings and dividends (2)	160	210	(187)
U.S. business and R&D credits	(48)	(47)	(77)
Benefit of repatriation under AJCA	(113)	–	–
Unfavorable tax ruling	137	–	–
Other – net	102	77	7

Total tax provision (credit)	$1,782	$877	$(82)

Effective tax rate	27.8%	23.1%	(4.7)%

(1) Includes the effect of changes in valuation allowances for foreign entities as follows: an increase of $14 million in 2005 and decreases of $116 million in 2004 and $268 million in 2003.
(2) Includes the effect of changes in the valuation allowance for U.S. foreign tax credits of $114 million in 2003.

Provision (Credit) for Income Taxes
	2005			2004			2003
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$255	$535	$790	$214	$(50)	$164	$148	$(256)	$(108)
State and local	46	20	66	17	26	43	40	(34)	6
Foreign	741	185	926	391	279	670	108	(88)	20

Total	$1,042	$740	$1,782	$622	$255	$877	$296	$(378)	$(82)

Deferred Tax Balances at December 31
	2005		2004
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Property	$382	$(2,304)	$674	$(2,998)
Tax loss and credit carryforwards	2,297	–	2,514	–
Postretirement benefit obligations	1,501	(861)	2,038	(594)
Other accruals and reserves	1,666	(437)	1,839	(625)
Inventory	160	(184)	152	(135)
Long-term debt	216	(64)	650	(71)
Investments	282	–	218	(4)
Other – net	551	(643)	389	(635)

Subtotal	$7,055	$(4,493)	$8,474	$(5,062)
Valuation allowance	(179)	–	(165)	–

Total	$6,876	$(4,493)	$8,309	$(5,062)

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

       Dow conducts its worldwide operations through global businesses, which are aggregated into reportable operating segments based on the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The Company's reportable operating segments are Performance Plastics, Performance Chemicals, Agricultural Sciences, Plastics, Chemicals, and Hydrocarbons and Energy. Unallocated and Other contains the reconciliation between the totals for the reportable segments and the Company's totals. It also represents the operating segments that do not meet the quantitative threshold for determining reportable segments, research and other expenses related to new business development activities, and other corporate items not allocated to the operating segments.

       The Corporate Profile included below describes the operating segments, how they are aggregated, and the types of products and services from which their revenues are derived.

Corporate Profile

  PERFORMANCE PLASTICS

  Applications: automotive interiors, exteriors, under-the-hood and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • footwear • home and office furnishings: kitchen appliances, power tools, floor care products, mattresses, carpeting, flooring, furniture padding, office furniture • information technology equipment and consumer electronics • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications

    Building and Construction manufactures and markets an extensive line of insulation, weather barrier, and oriented composite building solutions, as well as a line of cushion packaging foam solutions. The business is the recognized leader in extruded polystyrene (XPS) insulation, known industry-wide by its distinctive Blue color and the Dow STYROFOAM™ brand for more than 50 years. The business also manufactures foam solutions for a wide range of applications including cushion packaging, electronics protection and material handling.

    •
    Products: EQUIFOAM™ comfort products; ETHAFOAM™ polyethylene foam; IMMOTUS™ acoustic panels; QUASH™ sound management foam; SARAN™ vapor retarder film and tape; STYROFOAM™ brand insulation products (including XPS and polyisocyanurate rigid foam sheathing products); SYMMATRIX™ oriented composites; SYNERGY™ soft touch foam; TRYMER™ polyisocyanurate foam pipe insulation; and WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

    Dow Automotive business provides manufacturers of passenger cars, light trucks and commercial vehicles with solutions that perform for body structure enhancement, acoustical performance, styling/aesthetics and other plastics-enabled solutions for interior, exterior, and under-the-hood applications. The business also provides research and development, design expertise and advanced engineering support to help meet or exceed performance targets in all vehicle segments.

    •
    Products: AFFINITY™ polyolefin plastomers; AMPLIFY™ functional polymers; BETABRACE™ reinforcing composites; BETADAMP™ acoustical damping systems; BETAFOAM™ NVH and structural foams; BETAGUARD™ sealants; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; CALIBRE™ polycarbonate resins; DOW™ polyethylene resins; DOW™ polypropylene resins and automotive components made with DOW™ polypropylene; IMPAXX™ energy management foam; Injection-molded dashmats and underhood barriers; INSPIRE™ performance polymers; INTEGRAL™ adhesive film; ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; PAPI™ polymeric MDI; PELLETHANE™ thermoplastic polyurethane elastomers; premium brake fluids and lubricants; PULSE™ engineering resins; SPECFLEX™ semi-flexible polyurethane foam systems; SPECTRIM™ reaction moldable polymers; STRANDFOAM™ polypropylene foam; VERSIFY™ plastomers and elastomers; VORANATE™ specialty isocyanates; VORANOL™ polyether polyols

    Engineering Plastics business offers a broad range of engineering plastics and compounds to serve diverse markets, including civil construction, electronics and appliances. The business complements its product portfolio by developing solutions that deliver improved performance to high end applications.

    •
    Products: CALIBRE™ polycarbonate resins; EMERGE™ advanced resins; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; PELLETHANE™ thermoplastic polyurethane elastomers; PULSE™ engineering resins; TYRIL™ SAN resins

    Epoxy Products and Intermediates business manufactures a wide range of epoxy products, as well as intermediates used by other major epoxy producers. Dow is a leading global producer of epoxy products, supporting customers with high-quality raw materials, technical service and production capabilities.

    •
    Products: Acetone; Acrylic monomers; Allyl chloride; Bisphenol A; D.E.H.™ epoxy catalyst resins; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epichlorohydrin; Epoxy acrylates; OPTIM™ glycerine; Phenol; UV specialty epoxies

    Polyurethanes and Thermoset Systems business is a leading global producer of polyurethane raw materials and thermoset systems. Differentiated by its ability to globally supply a high-quality, consistent and complete product range, this business emphasizes both existing and new business developments while facilitating customer success with a global market and technology network.

    •
    Products: THE ENHANCER™ and LIFESPAN™ carpet backings; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; ISONATE™ MDI; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; SPECFLEX™ copolymer polyols; SYNTEGRA™ waterborne polyurethane dispersions; TILE BOND™ roof tile adhesive; VORACOR™, VORALAST™, VORALUX™ and VORASTAR™ polyurethane systems; VORANATE™ isocyanate; VORANOL™ and VORANOL™ VORACTIV™ polyether and copolymer polyols

    Technology Licensing and Catalyst business includes licensing and supply of related catalysts for the UNIPOL™ polypropylene process, the METEOR™ process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO™ process for oxo alcohols, and the QBIS™ bisphenol A process. Licensing of the UNIPOL™ polyethylene process and related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture of Union Carbide.

    •
    Products: LP OXO™ process technology; METEOR™ EO/EG process technology and catalysts; QBIS™ bisphenol A process technology and DOWEX™ QCAT™ catalyst; SHAC™ catalysts; UNIPOL™ process technology

    Wire and Cable business is the leading global producer of a variety of performance plastics-enabled products that are marketed worldwide for wire and cable applications. Chief among these are polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications and flame-retardant wire and cable.

    •
    Products: REDI-LINK™ polyethylene; SI-LINK™ crosslinkable polyethylene; UNIGARD™ high-performance flame-retardant compounds; UNIGARD™ reduced emissions flame-retardant compounds; UNIPURGE™ purging compounds; Wire and cable insulation and jacketing compounds; ZETABON™ coated metal cable armor

    The Performance Plastics segment also includes the INCLOSIA™ Solutions business focused on the production of innovative enclosures for consumer electronics, as well as certain products acquired from DuPont Dow Elastomers L.L.C., including ENGAGE™ polyolefin elastomers, NORDEL™ hydrocarbon rubber and TYRIN™ chlorinated polyethylene resins. Also part of the Performance Plastics segment is an extensive line of specialty plastic resins and films for food and specialty packaging applications, window envelope films, medical films and metal lamination films, such as SARAN™ films, SARANEX™ films, PROCITE™ polystyrene films and TRENCHCOAT™ polyolefin films.

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

    •
    Products: Acrylic acid/Acrylic esters; Alkyl alkanolamines; DRYTECH™ superabsorbent polymers; Ethanolamines; Ethylene oxide- and propylene oxide-based glycol ethers; Ethyleneamines; Isopropanolamines

    Dow Latex business is a major global supplier of synthetic latex, used for coating paper and paperboard (for magazines, catalogues and food packaging), and in decorative and industrial paints, adhesives, textile products, and construction products such as caulks and sealants.

    •
    Products: Acrylic latex; Butadiene-vinylidene latex; NEOCAR™ branched vinyl ester latexes; POLYPHOBE™ rheology modifiers; Polystyrene latex; Styrene-acrylate latex; Styrene-butadiene latex; UCAR™ all-acrylic, styrene-acrylic and vinyl-acrylic latexes

    Specialty Chemicals business provides products used as functional ingredients or processing aids in the manufacture of a diverse range of products. Applications include agricultural and pharmaceutical products and processing, building and construction, chemical processing and intermediates, food processing and ingredients, household products, coatings, pulp and paper manufacturing, and transportation. Dow Haltermann Custom Processing provides contract and custom manufacturing services to other specialty chemical and agricultural chemical producers.

    •
    Products: CARBOWAX™ polyethylene glycols and methoxypolyethylene glycols; Diphenyloxide; DOW™ polypropylene glycols; DOWFAX™, TERGITOL™ and TRITON™ surfactants; DOWTHERM™, SYLTHERM™ and UCARTHERM™ heat transfer fluids; UCAR™ deicing fluids; UCON™ fluids; VERSENE™ chelating agents; Fine and specialty chemicals from the Dow Haltermann Custom Processing business; Test and reference fuels, printing ink distillates, pure hydrocarbons and esters, and derivatives from Haltermann Products, a wholly owned subsidiary of Dow

    Specialty Polymers business provides a diverse portfolio of multi-functional ingredients and polymers for numerous markets and applications. Within Specialty Polymers, Liquid Separations uses several technologies to separate dissolved minerals and organics from water, making purer water for human and industrial uses. Specialty Polymers businesses also market a range of products that enhance the physical and sensory properties of end-use products in a wide range of applications including food, pharmaceuticals, oilfields, paints and coatings, personal care, and building and construction. The business also includes Advanced Electronic Materials and the results of Dowpharma, which provides the pharmaceutical and biopharmaceutical industries with products and services for drug discovery, development, manufacturing and delivery.

    •
    Products: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company, a wholly owned subsidiary of Dow; Biocides; CELLOSIZE™ hydroxyethyl cellulose; DOWEX™ ion exchange resins; ETHOCEL™ ethylcellulose resins; FILMTEC™ membranes; METHOCEL™ cellulose ethers; POLYOX™ water-soluble resins; Products for hair/skin care from Amerchol Corporation, a wholly owned subsidiary of Dow

    The Performance Chemicals segment also includes peroxymeric chemicals, solution vinyl resins and other specialty chemicals.

  AGRICULTURAL SCIENCES

  Applications: control of weeds, insects and plant diseases for agriculture and pest management • agricultural seeds and traits (genes)

    Dow AgroSciences is a global leader in providing pest management, agricultural and crop biotechnology products and solutions. The business develops, manufactures and markets products for crop production; weed, insect and plant disease management; and industrial and commercial pest management. Dow AgroSciences is building a leading plant genetics and biotechnology business in agricultural seeds, traits, healthy oils, animal health, and food safety.

    •
    Products: CLINCHER™ herbicide; DITHANE™ fungicide; LORSBAN™ insecticides; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide, HERCULEX™ I insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NATREON™ canola oil; NEXERA™ seeds; PHYTOGEN™ brand cottonseeds; PROFUME™ gas fumigant; SENTRICON™ Termite Colony Elimination System; STARANE™ herbicide; STINGER™ herbicide; SURPASS™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

  PLASTICS

  Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipmentplastic pipe • textiles • toys, playground equipment and recreational products • wire and cable compounds

    Polyethylene business is the world's leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and all process technologies, the business offers customers one of the industry's broadest ranges of polyethylene resins via a strong global network of local experts focused on partnering for long-term success.

    •
    Products: AFFINITY™ polyolefin plastomers (POPs); AMPLIFY™ functional polymers; ASPUN™ fiber grade resins; ATTANE™ ultra low density polyethylene (ULDPE) resins; CONTINUUM™ bimodal polyethylene resins; DOW™ high density polyethylene (HDPE) resins; DOW™ low density polyethylene (LDPE) resins; DOWLEX™ polyethylene resins; ELITE™ enhanced polyethylene (EPE) resins; FLEXOMER™ very low density polyethylene (VLDPE) resins; PRIMACOR™ copolymers; TUFLIN™ linear low density polyethylene (LLDPE) resins; UNIVAL™ HDPE resins

    Polypropylene business, a major global polypropylene supplier, provides a broad range of products and solutions tailored to customer needs by leveraging Dow's leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships.

    •
    Products: DOW™ homopolymer polypropylene resins; DOW™ impact copolymer polypropylene resins; DOW™ random copolymer polypropylene resins; INSPIRE™ performance polymers

    Polystyrene business, the global leader in the production of polystyrene resins, is uniquely positioned with geographic breadth and participation in a diversified portfolio of applications. Through market and technical leadership and low cost capability, the business continues to improve product performance and meet customer needs.

    •
    Products: STYRON A-TECH™ and C-TECH™ advanced technology polystyrene resins and a full line of STYRON™ general purpose polystyrene resins; STYRON™ high-impact polystyrene resins

    The Plastics segment also includes polybutadiene rubber, styrene-butadiene rubber, several specialty resins, such as VERSIFY™ plastomers and elastomers and DOW XLA™ elastic fiber for the textile industry, and the results of Equipolymers, a 50:50 joint venture.

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

    •
    Products: Acids; Alcohols; Aldehydes; Caustic soda; Chlorine; Chloroform; COMBOTHERM™ blended deicer; DOWFLAKE™ calcium chloride; DOWPER™ dry cleaning solvent; Esters; Ethylene dichloride (EDC); LIQUIDOW™ liquid calcium chloride; MAXICHECK™ procedure for testing the strength of reagents; MAXISTAB™ stabilizers for chlorinated solvents; Methyl chloride; Methylene chloride; Monochloroacetic acid (MCAA); Oxo products; PELADOW™ calcium chloride pellets; Perchloroethylene; SAFE-TAINER™ closed-loop delivery system; Trichloroethylene; Vinyl acetate monomer (VAM); Vinyl chloride monomer (VCM); Vinylidene chloride (VDC)

    Ethylene Oxide/Ethylene Glycol business is a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and a world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Dow also supplies ethylene oxide to internal derivatives businesses. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film and antifreeze.

    •
    Products: Ethylene glycol (EG); Ethylene oxide (EO)

    The Chemicals segment also includes the results of MEGlobal.

  HYDROCARBONS AND ENERGY

  Applications: polymer and chemical production • power

    The Hydrocarbons and Energy business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, power and steam for use in Dow's global operations. Dow is the world leader in the production of olefins and aromatics.

    •
    Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

  Unallocated and Other includes the results of Dow Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; the Company's insurance operations and environmental operations; as well as Dow Corning Corporation, a 50:50 joint venture.

       Transfers between operating segments are generally valued at cost. Transfers of products to the Agricultural Sciences segment from the other segments, however, are generally valued at market-based prices. The revenues generated by these transfers are provided in the following table.

Operating Segment Information
In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Plastics	Chemicals	Hydrocarbons and Energy	Unallocated and Other	Total

2005
Sales to external customers	$11,388	$7,713	$3,364	$11,815	$5,660	$6,061	$306	$46,307
Intersegment revenues	29	43	–	–	57	–	(129)	–
Equity in earnings of nonconsolidated affiliates	169	41	1	244	204	52	253	964
Restructuring charges (1)	28	14	9	12	3	–	48	114
EBIT (2)	2,467	1,212	543	2,405	1,132	(1)	(795)	6,963
Total assets	8,895	6,217	3,999	8,316	4,579	3,100	10,828	45,934
Investments in nonconsolidated affiliates	195	147	23	499	538	397	486	2,285
Depreciation and amortization	565	397	131	496	378	108	4	2,079
Capital expenditures	185	335	95	289	231	462	–	1,597

2004
Sales to external customers	$9,493	$6,667	$3,368	$10,041	$5,454	$4,876	$262	$40,161
Intersegment revenues	22	40	–	–	46	–	(108)	–
Equity in earnings of nonconsolidated affiliates	122	62	–	183	424	76	56	923
Restructuring activities – net charge (gain) (1)	–	89	–	(124)	(439)	–	454	(20)
EBIT (2)	1,048	600	586	1,725	1,602	–	(1,104)	4,457
Total assets	8,564	5,878	3,824	8,402	4,473	2,693	12,051	45,885
Investments in nonconsolidated affiliates	346	128	23	961	517	374	349	2,698
Depreciation and amortization	491	501	122	490	367	111	6	2,088
Capital expenditures	257	189	109	227	238	312	1	1,333

2003
Sales to external customers	$7,770	$5,552	$3,008	$7,760	$4,369	$3,820	$353	$32,632
Intersegment revenues	16	32	–	–	44	–	(92)	–
Equity in earnings (losses) of nonconsolidated affiliates	69	22	(7)	35	149	76	(22)	322
EBIT (2)	701	682	441	662	334	6	(339)	2,487
Total assets	7,812	5,488	3,702	7,390	4,054	2,120	11,325	41,891
Investments in nonconsolidated affiliates	289	77	24	741	273	271	203	1,878
Depreciation and amortization	454	367	121	473	384	96	8	1,903
Capital expenditures	326	148	49	132	226	213	6	1,100

(1) See Note B for information regarding restructuring activities in 2005 and 2004.
(2) The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items related to the business and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to "Net Income Available for Common Stockholders" is provided below:

In millions	2005	2004	2003

EBIT	$6,963	$4,457	$2,487
+ Interest income	138	86	92
– Interest expense and amortization of debt discount	702	747	828
– Provision (Credit) for income taxes	1,782	877	(82)
– Minority interests' share in income	82	122	94
+ Cumulative effect of changes in accounting principles	(20)	–	(9)

Net Income Available for Common Stockholders	$4,515	$2,797	$1,730

       The Company operates 156 manufacturing sites in 37 countries. The United States is home to 46 of these sites, representing 54 percent of the Company's long-lived assets. Sales are attributed to geographic areas based on customer location. Long-lived assets are attributed to geographic areas based on asset location.

Geographic Area Information
In millions	United States	Europe	Rest of World	Total

2005
Sales to external customers	$17,524	$16,624	$12,159	$46,307
Long-lived assets (1)	$7,314	$3,735	$2,488	$13,537

2004
Sales to external customers	$15,054	$14,280	$10,827	$40,161
Long-lived assets (1)	$7,139	$4,001	$2,688	$13,828

2003
Sales to external customers	$12,813	$11,351	$8,468	$32,632
Long-lived assets (1)	$7,416	$3,918	$2,883	$14,217

(1) Long-lived assets in Germany represented approximately 11 percent of the total at December 31, 2005 and 12 percent of the total at December 31, 2004 and 2003.

The Dow Chemical Company and Subsidiaries
Quarterly Statistics

In millions, except per share amounts (Unaudited)

2005	1st	2nd	3rd	4th	Year

Net sales	$11,679	$11,450	$11,261	$11,917	$46,307
Cost of sales	9,337	9,300	9,610	10,029	38,276
Restructuring charges	–	–	–	(114)	(114)
Credit to "Provision for income taxes" related to the repatriation of foreign earnings under the AJCA (1)	–	113	–	–	113
Charge to "Provision for income taxes" due to unfavorable tax ruling related to corporate owned life insurance	–	–	–	(137)	(137)
Income before cumulative effect of change in accounting principle	1,353	1,265	801	1,116	4,535
Cumulative effect of change in accounting principle	–	–	–	(20)	(20)
Net income available for common stockholders	1,353	1,265	801	1,096	4,515
Earnings before cumulative effect of change in accounting principle per common share – basic (2)	1.41	1.31	0.83	1.15	4.71
Earnings per common share – basic (2)	1.41	1.31	0.83	1.13	4.69
Earnings before cumulative effect of change in accounting principle per common share – diluted (2)	1.39	1.30	0.82	1.14	4.64
Earnings per common share – diluted (2)	1.39	1.30	0.82	1.12	4.62
Common stock dividends declared per share of common stock	0.335	0.335	0.335	0.335	1.34
Market price range of common stock: (3)
High	56.75	50.49	49.45	47.21	56.75
Low	47.55	42.88	40.18	40.55	40.18

2004	1st	2nd	3rd	4th	Year

Net sales	$9,309	$9,844	$10,072	$10,936	$40,161
Cost of sales	7,907	8,345	8,697	9,295	34,244
Restructuring net gain	–	20	–	–	20
Tax benefits related to reversal of tax valuation allowances and impact of change in tax rate on deferred tax liabilities	–	–	–	146	146
Net income available for common stockholders	469	685	617	1,026	2,797
Earnings per common share – basic (4)	0.50	0.73	0.66	1.08	2.98
Earnings per common share – diluted	0.50	0.72	0.65	1.06	2.93
Common stock dividends declared per share of common stock	0.335	0.335	0.335	0.335	1.34
Market price range of common stock: (3)
High	44.20	42.45	45.40	51.34	51.34
Low	37.49	36.35	37.95	41.82	36.35

See Notes to the Consolidated Financial Statements.

(1) American Jobs Creation Act of 2004 ("AJCA")
(2) Due to an increase in the share count during 2005, the sum of the four quarters does not equal the earnings per share amount calculated for the year.
(3) Composite price as reported by the New York Stock Exchange.
(4) Due to an increase in the share count during 2004, the sum of the four quarters does not equal the earnings per share amount calculated for the year.

The Dow Chemical Company and Subsidiaries
PART II

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

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

       Management assessed the effectiveness of the Company's internal control over financial reporting and concluded that, as of December 31, 2005, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.

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

Management's Process to Assess the Effectiveness of Internal Control Over Financial Reporting

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company followed a comprehensive compliance process across the enterprise to evaluate its internal control over financial reporting, engaging employees at all levels of the organization. Dow's effective internal control begins with a strong ethics and compliance "tone-at-the-top" of the Company, and is supported by all employees throughout the organization, who operate within clearly defined roles and responsibilities with strict adherence to delegation of authority limits. To further heighten internal control awareness across the Company during 2005, Dow required mandatory internal control training for approximately 20,000 employees around the globe.

       Management's conclusion on the effectiveness of internal control over financial reporting is based on a thorough and comprehensive evaluation and analysis of the five elements of COSO. Multiple inputs were considered as the basis for management's conclusion – including self-assessments of the control activities within each work process, assessments of entity-level controls, and internal control attestations from significant nonconsolidated joint ventures and external service providers, as well as from key Dow management. In addition, the Company's internal control processes contain self-monitoring mechanisms, and proactive steps are taken to correct deficiencies as they are identified. The Company also maintains an effective internal auditing program that independently assesses the effectiveness of internal control over financial reporting within each of the five COSO elements.

/s/ ANDREW N. LIVERIS	/s/ GEOFFERY E. MERSZEI
Andrew N. Liveris President, Chief Executive Officer and Chairman-Elect	Geoffery E. Merszei Executive Vice President and Chief Financial Officer
/s/ FRANK H. BROD
Frank H. Brod Corporate Vice President and Controller
February 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Dow Chemical Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Dow Chemical Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

       In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 (a) 2. as of and for the year ended December 31, 2005 of the Company and our report dated February 8, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan February 8, 2006

ITEM 9B. OTHER INFORMATION.

None.

The Dow Chemical Company and Subsidiaries
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to Directors, including identification of the Audit Committee's financial expert(s), and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2006, and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

       On July 10, 2003, the Board of Directors of the Company adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, and is incorporated herein by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2006, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to beneficial ownership of Dow common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 11, 2006, and is incorporated herein by reference.

       Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 11, 2006, and is incorporated herein by reference.

       Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2006, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no such reportable relationships or related transactions in 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information with respect to fees and services related to the Company's independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee's pre-approval policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2006, and are incorporated herein by reference.

The Dow Chemical Company and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as part of this report:

(1)
The Company's 2005 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)
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

  (3)
  Exhibits – See the Exhibit Index on pages 112-115 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K or incorporated by reference. The following exhibits, listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Exhibit No.		Description of Exhibit

10	(p)	A copy of The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004) as amended and restated as of October 7, 2004.
10	(t)	A copy of the Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on October 1, 2005, effective as of November 1, 2005.
10	(dd)	A copy of The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005, amended on January 23, 2006.
10	(gg)	A copy of the employment agreement with Geoffery Merszei, Executive Vice President and Chief Financial Officer.
21		Subsidiaries of The Dow Chemical Company.
23	(a)	Consent of Independent Registered Public Accounting Firm.
23	(b)	Analysis, Research & Planning Corporation's Consent.
31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    A copy of any exhibit can be obtained online through the Company's Investor Relations webpage on www.dow.com, or the Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporate Vice President and Controller of the Company at the address of the Company's principal executive offices.

	The Dow Chemical Company and Subsidiaries	Schedule II
Valuation and Qualifying Accounts
(In millions)	For the Years Ended December 31

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves		Balance at End of Year

2005
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$136	52	19	(a)	$169
Other investments and noncurrent receivables	$319	29	19		$329

2004
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$118	49	31	(a)	$136
Other investments and noncurrent receivables	$323	7	11		$319

2003
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$127	21	30	(a)	$118
Other investments and noncurrent receivables	$329	6	12		$323

		2005	2004	2003

(a)	Deductions represent:
	Notes and accounts receivable written off	$12	$17	$14
	Credits to profit and loss	3	5	7
	Miscellaneous other	4	9	9

		$19	$31	$30

The Dow Chemical Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February 2006.

THE DOW CHEMICAL COMPANY
By:	/s/ F. H. BROD F. H. Brod, Corporate Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 17th day of February 2006 by the following persons in the capacities indicated:

/s/ A. A. ALLEMANG	/s/ K. R. MCKENNON
A. A. Allemang, Director and Senior Advisor	K. R. McKennon, Director
/s/ J. K. BARTON	/s/ G. E. MERSZEI
J. K. Barton, Director	G. E. Merszei, Director, Executive Vice President and Chief Financial Officer
/s/ J. A. BELL	/s/ J. P. REINHARD
J. A. Bell, Director	J. P. Reinhard, Director
/s/ F. H. BROD	/s/ J. M. RINGLER
F. H. Brod, Corporate Vice President and Controller	J. M. Ringler, Director
/s/ J. M. COOK	/s/ H. T. SHAPIRO
J. M. Cook, Director	H. T. Shapiro, Presiding Director
/s/ W. D. DAVIS	/s/ R. G. SHAW
W. D. Davis, Director	R. G. Shaw, Director
/s/ J. M. FETTIG	/s/ W. S. STAVROPOULOS
J. M. Fettig, Director	W. S. Stavropoulos, Director and Chairman of the Board
/s/ B. H. FRANKLIN	/s/ P. G. STERN
B. H. Franklin, Director	P. G. Stern, Director
/s/ A. N. LIVERIS
A. N. Liveris, Director, President, Chief Executive Officer and Chairman-Elect

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
The Dow Chemical Company Executives' Supplemental Retirement Plan, amended and restated on February 4, 2005, effective as of March 1, 2004, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2004.
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
10	(d)	Intentionally left blank.
10	(e)	The Dow Chemical Company Dividend Unit Plan, incorporated by reference to Exhibit 10(j) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

10	(f)
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
10	(j)	Intentionally left blank.
10	(k)
A written description of the 1998 Non-Employee Directors' Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998.
10	(l)
A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2006.
10	(m)
A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2006.
10	(n)
A resolution adopted by the Board of Directors of The Dow Chemical Company on May 5, 1971, and most recently amended on July 9, 1998, describing the employee compensation program for decelerating Directors, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1998; as amended, re-adopted in full and restated on March 21, 2003, incorporated by reference to Exhibit 10(n) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2003; as amended, re-adopted in full and restated on February 10, 2005, incorporated by reference to Exhibit 10(n) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10	(o)
The template used for The Dow Chemical Company Key Employee Insurance Program ("KEIP"), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executive Supplemental Retirement Plan and Company-Paid Life Insurance Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002. KEIP is a component of the annual pension benefits listed in and incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 11, 2006.
10	(p)	A copy of The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004) as amended and restated as of October 7, 2004.

10	(q)	Intentionally left blank.
10	(r)
A severance agreement with Michael D. Parker, former President and Chief Executive Officer, incorporated by reference to Exhibit 10(r) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002.
10	(s)
The Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance Plan, Employee-Paid Life Insurance Plan, and Dependent Life Insurance Plan, amended and restated on October 1, 2004, for the Plan Year beginning January 1, 2005, incorporated by reference to Exhibit 10(s) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2004.
10	(t)
A copy of the Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on October 1, 2005, effective as of November 1, 2005.
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
The Dow Chemical Company Voluntary Deferred Compensation Plan for Non-Employee Directors, effective for deferrals after January 1, 2005, incorporated by reference to Exhibit 10(cc) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2004.
10	(dd)	A copy of The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005, amended on January 23, 2006.

10	(ee)
The template for communication to employee Directors who are decelerating pursuant to The Dow Chemical Company Retirement Policy for Employee Directors, incorporated by reference to Exhibit 10(ee) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10	(ff)
Purchase and Sale Agreement dated as of September 30, 2005 between Catalysts, Adsorbents and Process Systems, Inc. and Honeywell Specialty Materials LLC, incorporated by reference to Exhibit 10(ff) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10	(gg)	A copy of the employment agreement with Geoffery Merszei, Executive Vice President and Chief Financial Officer.
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

The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report:    AFFINITY, AMPLIFY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, CALIBRE, CARBOWAX, CELLOSIZE, COMBOTHERM, CONTINUUM, D.E.H., D.E.N., D.E.R., DOW, DOW XLA, DOWEX, DOWEX QCAT, DOWFAX, DOWFLAKE, DOWLEX, DOWPER, DOWTHERM, DRYTECH, ELITE, EMERGE, ENGAGE, THE ENHANCER, EQUIFOAM, ETHAFOAM, ETHOCEL, FILMTEC, FLEXOMER, FROTH-PAK, GREAT STUFF, HAMPOSYL, IMMOTUS, IMPAXX, INCLOSIA, INSITE, INSPIRE, INSTA-STIK, INTEGRAL, ISONATE, ISOPLAST, LIFESPAN, LIQUIDOW, LP OXO, MAGNUM, MAXICHECK, MAXISTAB, METEOR, METHOCEL, NEOCAR, NORDEL, OPTIM, PAPI, PELADOW, PELLETHANE, POLYOX, POLYPHOBE, PRIMACOR, PROCITE, PULSE, QBIS, QUASH, REDI-LINK, SAFE-TAINER, SARAN, SARANEX, SHAC, SI-LINK, SPECFLEX, SPECTRIM, STRANDFOAM, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SYMMATRIX, SYNERGY, SYNTEGRA, TERGITOL, TILE BOND, TRENCHCOAT, TRITON, TRYMER, TUFLIN, TYRIL, TYRIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL, VERSENE, VERSIFY, VORACOR, VORACTIV, VORALAST, VORALUX, VORANATE, VORANOL, VORASTAR, WEATHERMATE, ZETABON

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report:    CLINCHER, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANDSTAND, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MUSTANG, MYCOGEN, NATREON, NEXERA, PHYTOGEN, PROFUME, SENTRICON, STARANE, STINGER, SURPASS, TELONE, TORDON, TRACER NATURALYTE, VIKANE, WIDESTRIKE

The following registered service mark of American Chemistry Council appears in this report:    Responsible Care

The following trademark of Ashland, Inc. appears in this report:    DERAKANE

The following trademark of Dow Corning Corporation appears in this report:    SYLTHERM

QuickLinks

PART I, Item 1. Business.
PART I, Item 1. Business.
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
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Signatures