Form 10-Q
period 2006-03-31
DOW CHEMICAL CO /DE/
filed 2006-04-28
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Class	Outstanding at March 31, 2006
Common Stock, par value $2.50 per share	961,711,055 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	March 31, 2006	March 31, 2005
Net Sales	$12,020	$11,679
Cost of sales	9,803	9,337
Research and development expenses	278	255
Selling, general and administrative expenses	388	391
Amortization of intangibles	12	14
Equity in earnings of nonconsolidated affiliates	168	275
Sundry income - net	30	82
Interest income	42	29
Interest expense and amortization of debt discount	156	187
Income before Income Taxes and Minority Interests	1,623	1,881
Provision for income taxes	384	508
Minority interests’ share in income	25	20
Net Income Available for Common Stockholders	$1,214	$1,353
Share Data
Earnings per common share - basic	$1.25	$1.41
Earnings per common share - diluted	$1.24	$1.39
Common stock dividends declared per share of common stock	$0.375	$0.335
Weighted-average common shares outstanding - basic	967.9	959.1
Weighted-average common shares outstanding - diluted	980.7	971.7
Depreciation	$455	$473
Capital Expenditures	$291	$286

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	March 31,	Dec. 31,
In millions (Unaudited)	2006	2005
Assets
Current Assets
Cash and cash equivalents	$3,389	$3,806
Marketable securities and interest-bearing deposits	35	32
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2006: $160; 2005: $169)	5,104	5,124
Other	2,450	2,802
Inventories	5,982	5,319
Deferred income tax assets - current	301	321
Total current assets	17,261	17,404
Investments
Investment in nonconsolidated affiliates	2,150	2,285
Other investments	2,211	2,156
Noncurrent receivables	263	274
Total investments	4,624	4,715
Property
Property	42,507	41,934
Less accumulated depreciation	28,958	28,397
Net property	13,549	13,537
Other Assets
Goodwill	3,140	3,140
Other intangible assets (net of accumulated amortization - 2006: $576; 2005: $552)	449	443
Deferred income tax assets - noncurrent	3,534	3,658
Asbestos-related insurance receivables - noncurrent	797	818
Deferred charges and other assets	2,210	2,219
Total other assets	10,130	10,278
Total Assets	$45,564	$45,934

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$227	$241
Long-term debt due within one year	1,236	1,279
Accounts payable:
Trade	3,566	3,931
Other	1,427	1,829
Income taxes payable	799	493
Deferred income tax liabilities - current	170	201
Dividends payable	364	347
Accrued and other current liabilities	2,126	2,342
Total current liabilities	9,915	10,663
Long-Term Debt	9,180	9,186
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,123	1,395
Pension and other postretirement benefits - noncurrent	3,336	3,308
Asbestos-related liabilities - noncurrent	1,366	1,384
Other noncurrent obligations	3,295	3,338
Total other noncurrent liabilities	9,120	9,425
Minority Interest in Subsidiaries	348	336
Preferred Securities of Subsidiaries	1,000	1,000
Stockholders’ Equity
Common stock	2,453	2,453
Additional paid-in capital	671	661
Unearned ESOP shares	—	(1)
Retained earnings	15,567	14,719
Accumulated other comprehensive loss	(1,881)	(1,949)
Treasury stock at cost	(809)	(559)
Net stockholders’ equity	16,001	15,324
Total Liabilities and Stockholders’ Equity	$45,564	$45,934

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	March 31, 2006	March 31, 2005
Operating Activities
Net Income Available for Common Stockholders	$1,214	$1,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494	517
Provision for deferred income tax	95	231
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	167	(8)
Minority interests’ share in income	25	20
Net (gain) loss on sales of investments	(7)	3
Net gain on sales of property and businesses	(3)	(7)
Other net (gain) loss	(23)	11
Net gain on sale of ownership interest in nonconsolidated affiliate	—	(70)
Tax benefit - nonqualified stock option exercises	—	49
Excess tax benefits from share-based payment arrangements	(5)	—
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	287	(210)
Inventories	(662)	(254)
Accounts payable	(689)	(339)
Other assets and liabilities	(194)	(222)
Cash provided by operating activities	699	1,074
Investing Activities
Capital expenditures	(291)	(286)
Proceeds from sales of property and businesses	6	17
Purchase of previously leased assets	(100)	—
Investments in consolidated companies	—	(102)
Investments in nonconsolidated affiliates	(13)	(208)
Distributions from nonconsolidated affiliates	4	41
Purchases of investments	(222)	(229)
Proceeds from sales of investments	172	170
Cash used in investing activities	(444)	(597)
Financing Activities
Changes in short-term notes payable	28	(17)
Payments on long-term debt	(84)	(10)
Proceeds from issuance of long-term debt	—	1
Purchases of treasury stock	(313)	(11)
Proceeds from sales of common stock	36	242
Excess tax benefits from share-based payment arrangements	5	—
Distributions to minority interests	(22)	(22)
Dividends paid to stockholders	(324)	(319)
Cash used in financing activities	(674)	(136)
Effect of Exchange Rate Changes on Cash	2	(92)
Summary
Increase (Decrease) in cash and cash equivalents	(417)	249
Cash and cash equivalents at beginning of year	3,806	3,108
Cash and cash equivalents at end of period	$3,389	$3,357

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	March 31, 2006	March 31, 2005
Net Income Available for Common Stockholders	$1,214	$1,353
Other Comprehensive Income (Loss), Net of Tax
Net unrealized losses on investments	(4)	(26)
Translation adjustments	107	(391)
Minimum pension liability adjustments	(2)	7
Net gains (losses) on cash flow hedging derivative instruments	(33)	42
Total other comprehensive income (loss)	68	(368)
Comprehensive Income	$1,282	$985

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

PART I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B – ACCOUNTING CHANGES

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted revised Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123R”), “Share-Based Payment.” Because the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 123R were materially consistent under the Company’s equity plans, the adoption of this standard had an immaterial impact on the Company’s consolidated financial statements.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP, which became effective in November 2005, requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in the FSP, and may take up to one year from the latter of its initial adoption of SFAS No. 123R or the effective date of the FSP to evaluate the available transition alternatives and make its one-time election. The Company has adopted the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation under SFAS No. 123R.

See Note G for disclosures related to stock-based compensation.

Accounting for Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143 as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN No. 47 was effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN No. 47 on December 31, 2005 resulted in the recognition of an asset retirement obligation of $34 million and a charge of $20 million (net of tax of $12 million), which was included in “Cumulative effect of changes in accounting principles” in the fourth quarter of 2005.

In accordance with FIN No. 47, the Company has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada and Europe. At December 31, 2005, the aggregate carrying amount of conditional asset retirement obligations recognized by the Company was $34 million. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

If the conditional asset retirement obligation measurement and recognition provisions of FIN No. 47 had been in effect on January 1, 2005, the aggregate carrying amount of those obligations on that date would have been $32 million. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of FIN No. 47 had been in effect during 2005, the impact on “Income before Cumulative Effect on Changes in Accounting Principles” and “Net Income Available for Common Stockholders” would have been immaterial. Further, the impact on earnings per common share (both basic and diluted) would have been less than $0.01.

Due to the long term, productive nature of the Company’s manufacturing operations, absent plans or expectations of plans to initiate asset retirement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating conditional asset retirement obligations. As such, the Company has not recognized conditional asset retirement obligations when there are no plans or expectations of plans to undertake a major renovation or demolition project that would require the removal of asbestos. In addition, the Company has not recognized conditional asset retirement obligations for the capping of underground storage wells at Dow-owned sites and the contractually required demolition of facilities at non Dow-owned sites when there are no plans or expectations of plans to exit the sites. The Company is unable to reasonably estimate the fair value of such liabilities since the potential settlement dates cannot be determined at this time.

Other Accounting Changes

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Because the Company previously used nameplate capacity to calculate product costs, the adoption of SFAS No. 151 on January 1, 2006 had an immaterial favorable impact on the Company’s consolidated financial statements in the first quarter of 2006.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company has reviewed the guidance of FSP Nos. FAS 115-1 and 124-1 and has determined that its practices are consistent with the FSP; therefore, the adoption of the FSP on January 1, 2006 had no impact on the Company’s consolidated financial statements.

NOTE C – INVENTORIES

The following table provides a breakdown of inventories at March 31, 2006 and December 31, 2005:

Inventories In millions	March 31, 2006	Dec. 31, 2005
Finished goods	$3,396	$2,941
Work in process	1,326	1,247
Raw materials	717	645
Supplies	543	486
Total inventories	$5,982	$5,319

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,215 million at March 31, 2006 and $1,149 million at December 31, 2005.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total
Balance at December 31, 2005 and March 31, 2006	$913	$750	$1,320	$94	$63	$3,140

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2006			At December 31, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$264	$(143)	$121	$264	$(138)	$126
Patents	151	(110)	41	147	(103)	44
Software	391	(235)	156	362	(224)	138
Trademarks	136	(38)	98	136	(37)	99
Other	83	(50)	33	86	(50)	36
Total	$1,025	$(576)	$449	$995	$(552)	$443

During the first quarter of 2006, the Company acquired software for $23 million. The weighted-average amortization period for the acquired software is five years.

Amortization expense for other intangible assets (not including software) was $12 million in the first quarter of 2006, compared with $14 million in the same period last year. Amortization expense for software, which is included in “Cost of sales,” totaled $10 million in the first quarter of 2006 and $11 million in the first quarter of 2005. Total estimated amortization expense for 2006 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2006	$88
2007	78
2008	74
2009	66
2010	25
2011	14

NOTE E – COMMITMENTS AND CONTINGENT LIABILITIES

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

To the extent not previously resolved in state court actions, cases involving Dow Corning’s breast implant and other silicone medical products filed against the Company were transferred to the U.S. District Court for the Eastern District of Michigan (the “District Court”) for resolution in the context of the Joint Plan. On October 6, 2005, all such cases then pending in the District Court against the Company were dismissed. Should cases involving Dow Corning’s breast implant and other silicone medical products be filed against the Company in the future, they will be accorded similar treatment. It is the opinion of the Company’s management that the possibility is remote that a resolution of all future cases will have a material adverse impact on the Company’s consolidated financial statements.

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At March 31, 2006, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $339 million at December 31, 2005, for environmental remediation and restoration costs, including $41 million for the remediation of Superfund sites. At March 31, 2006, the Company had accrued obligations of $337 million for environmental remediation and restoration costs, including $38 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. Discussions between the Company and the MDEQ that occurred in 2004 and early 2005 regarding how to proceed with off-site corrective action under the License resulted in the execution of the Framework for an Agreement Between the State of Michigan and The Dow Chemical Company (the “Framework”) on January 20, 2005. The Framework committed the Company to take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River, conduct certain studies, and propose a remedial investigation work plan by the end of 2005. The interim remedial actions required by the Framework are currently underway. The Company submitted Remedial Investigation Work Plans for the City of Midland and for the Tittabawassee River on December 29, 2005. By letters dated March 2, 2006 and April 13, 2006, the MDEQ provided two Notices of Deficiency (“Notices”) to the Company regarding the Remedial Investigation Work Plans. The Company is required to respond to some of the items in the Notices by May 1, 2006 and the balance of the items by December 1, 2006. The Framework also contemplates that the Company, the State of Michigan and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. The Company and the governmental parties began to meet in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. At the end of 2005, the Company had an accrual for off-site corrective action of $3 million (included in the total accrued obligation of $339 million at December 31, 2005) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At March 31, 2006, the accrual for off-site corrective action was $2 million (included in the total accrued obligation of $337 million at March 31, 2006).

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

The resulting study completed by ARPC in January 2005 stated that the undiscounted cost to Union Carbide of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, Union Carbide’s recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide’s recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC provided estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC’s studies, Union Carbide’s asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide’s management determined that no change to the accrual was required at December 31, 2004.

In November 2005, Union Carbide requested ARPC to review Union Carbide’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating the January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of the study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable.

Based on Union Carbide’s own review of the asbestos claim and resolution activity and ARPC’s response, Union Carbide determined that no change to the accrual was required at December 31, 2005. Union Carbide’s asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005. Approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims.

Based on Union Carbide’s review of 2006 activity, Union Carbide determined that no change to the accrual was required at March 31, 2006. Union Carbide’s asbestos-related liability for pending and future claims was $1.5 billion at March 31, 2006. Approximately 38 percent of the recorded liability related to pending claims and approximately 62 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $503 million at March 31, 2006 and $535 million at December 31, 2005. At March 31, 2006 and December 31, 2005, $398 million of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2006	Dec. 31, 2005
Receivables for defense costs	$62	$73
Receivables for resolution costs	318	327
Total	$380	$400

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the first quarter of 2006 and $18 million in the first quarter of 2005, and was reflected in “Cost of sales.”

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the first quarter of 2006, Union Carbide reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Polyurethane Subpoena Matter

On February 16, 2006, the Company, among others, received a subpoena from the U.S. Department of Justice as part of an investigation of polyurethane chemicals, including methylene diphenyl diisocyanate (“MDI”), toluene diisocyanate (“TDI”) and polyols. The Company is fully cooperating with the investigation.

Other Litigation Matters

In addition to the breast implant, DBCP, environmental, synthetic rubber industry, and polyurethane subpoena matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage that will be utilized to minimize the impact, if any, of the contingencies described above.

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

At December 31, 2005, the Company had various outstanding commitments for take or pay and throughput agreements, including the purchase agreements referred to above. Such commitments were at prices not in excess of current market prices. The terms of all but two of these agreements extend from one to 25 years. One agreement has terms extending to 75 years; another has indefinite terms. The determinable future commitments for these latter two agreements are included for 10 years in the following table which presents the fixed and determinable portion of obligations under the Company’s purchase commitments at December 31, 2005:

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

Guarantees

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relates to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to nine years, and trade financing transactions in Latin America, which typically expire within one year of their inception.

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

The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2006 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$395	$18
Residual value guarantees	2015	1,127	6
Total guarantees		$1,522	$24

Guarantees at December 31, 2005 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$401	$19
Residual value guarantees	2015	1,158	5
Total guarantees		$1,559	$24

Asset Retirement Obligations

In accordance with SFAS No. 143, as interpreted by FIN No. 47, the Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites in the United States and Europe; capping activities at landfill sites in the United States, Canada, Italy and Brazil; and asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada and Europe. See Note B for additional information.

The aggregate carrying amount of asset retirement obligations recognized by the Company was $94 million at March 31, 2006 and $92 million at December 31, 2005.

NOTE F – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans

	Three Months Ended
In millions	March 31, 2006	March 31, 2005
Defined Benefit Pension Plans:
Service cost	$70	$72
Interest cost	204	205
Expected return on plan assets	(273)	(266)
Amortization of prior service cost	5	6
Amortization of net loss	54	29
Net periodic benefit cost	$60	$46

Other Postretirement Benefits:
Service cost	$6	$6
Interest cost	29	31
Expected return on plan assets	(7)	(7)
Amortization of prior service credit	(2)	(2)
Amortization of net loss	2	3
Net periodic benefit cost	$28	$31

Employer Contributions

Pension Plans

The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee’s three highest consecutive years of compensation.

The Company’s funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. Dow expects to contribute $500 million to its pension plans in 2006. Contributions of $57 million were made in the first three months of 2006.

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

The Company funds most of the cost of these health care and life insurance benefits as incurred. Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2006. Consistent with that expectation, no contributions were made in the first three months of 2006. Benefit payments to retirees under these plans are expected to be $201 million in 2006. Payments of $39 million were made in the first three months of 2006.

NOTE G – STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that begins after June 15, 2005, which was January 1, 2006 for the Company. Effective January 1, 2006, the Company began expensing stock-based compensation newly issued in 2006 to employees in accordance with the fair-value-based measurement method of accounting set forth in SFAS No. 123R, using the modified prospective method.

The Company grants stock-based compensation awards which vest over a specified period or upon employees meeting certain performance and retirement eligibility criteria. The Company has historically amortized these awards over the specified vesting period and recognizes any unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The Company will continue applying the nominal vesting period approach for the remaining portion of unvested outstanding awards as of December 31, 2005. SFAS No. 123R specifies that an award is vested when the employee’s right to the award is no longer contingent upon providing additional service (the “non-substantive vesting period approach”). The Company began applying this approach to all stock-based compensation awarded after December 31, 2005. The fair value of equity instruments issued to employees is measured on the date of grant and is recognized over the vesting period or from the grant date to the date on which retirement eligibility provisions have been met and additional service is no longer required. The Company has determined that application of the nominal vesting period approach to the unvested outstanding awards at the end of 2005 and application of the non-substantive vesting period approach to stock-based compensation awarded beginning in 2006 did not have a material impact on the Company’s consolidated financial statements.

Prior to the adoption of SFAS No. 123R, the Company expensed stock options granted after January 1, 2003, when the fair value provisions of SFAS No. 123 were adopted for new grants of equity instruments (which include stock options, deferred stock grants, and subscriptions to purchase shares under the Company’s Employees’ Stock Purchase Plan [“ESPP”]) to employees. Prior to the adoption of SFAS No. 123, the Company accounted for its stock-based awards in accordance with APB Opinion No. 25. The following table provides pro forma results as if the fair-value-based measurement method had been applied to all outstanding and unvested awards, including stock options, deferred stock grants, and subscriptions to purchase shares under the Company’s ESPP, in each period presented:

	Three Months Ended
In millions, except per share amounts	March 31, 2006	March 31, 2005
Net income, as reported	$1,214	$1,353
Add: Stock-based compensation expense included in reported net income, net of tax	25	125
Deduct: Total stock-based compensation expense determined using the fair-value-based measurement method for all awards, net of tax	(25)	(110)
Pro forma net income	$1,214	$1,368
Earnings per share (in dollars):
Basic – as reported	$1.25	$1.41
Basic – pro forma	1.25	1.43
Diluted – as reported	1.24	1.39
Diluted – pro forma	1.24	1.41

Prior to 2006, the Company estimated the fair value of stock options and subscriptions to purchase shares under the ESPP using a binomial option-pricing model. Beginning in 2006, the Company is using a lattice-based option valuation model to estimate the fair value of stock options and subscriptions to purchase shares under the ESPP. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

	Three Months Ended
	March 31, 2006	March 31, 2005
Dividend yield	3.3%	2.5%
Expected volatility	25.65%	21.74%
Risk-free interest rate	4.54%	3.87%
Expected life of stock options granted during period	6 years	5 years
Life of Employees’ Stock Purchase Plan	6.6 months	N/A*

*The annual plan for 2005 was granted in the second quarter of 2005 with a reduced participation period of 5 months.

The dividend yield assumption for both periods was based on the Company’s current declared dividend as a percentage of the stock price on the grant date. The expected volatility assumption for the current period was based on an equal weighting of the historical daily volatility and current implied volatility from exchange-traded options for the contractual term of the options. The expected volatility assumption determined in the prior period was based entirely on the historical daily volatility of the Company’s stock. The risk-free interest rate in the current period was based on the weighted-average of U.S. Treasury strip rates over the contractual term of the options. The risk-free interest rate in the prior period was based on zero-coupon U.S. Treasury securities with maturities equal to the expected life of the option. Based on an analysis of historical exercise patterns, exercise rates were developed that resulted in an average life of 6 years for the current period. The expected life of the option in the prior period was based on historical data resulting in a 5-year life.

Employees’ Stock Purchase Plans

On February 13, 2003, the Board of Directors authorized a 10-year ESPP, which was approved by shareholders at the Company’s annual meeting on May 8, 2003. Prior to that authorization, annual ESPPs were authorized only by the Board of Directors. Under each annual offering, most employees are eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set each year at no less than 85 percent of market price. Approximately 52 percent of the eligible employees enrolled in the annual plan for 2006; approximately 40 percent of the eligible employees enrolled in 2005.

Employees’ Stock Purchase Plans

Shares in thousands	Shares	Exercise Price*
Outstanding at January 1, 2006	—	—
Granted	4,398	$35.21
Exercised	(3)	35.21
Forfeited/Expired	(10)	35.21
Outstanding and exercisable at March 31, 2006	4,385	$35.21
Fair value of purchase rights granted during the period		$7.83

*Weighted-average per share

Total compensation expense for ESPPs was $6 million in the first quarter of 2006 ($9 million in the first quarter of 2005) and the related tax benefit was $2 million ($3 million in the first quarter of 2005). Total unrecognized compensation cost related to the ESPPs was $28 million at March 31, 2006 and is expected to be recognized over a weighted-average period of 4.7 months.

The total intrinsic value of ESPP shares exercised (i.e., the difference between the market price at exercise and the price paid by the employee), the total amount of cash received from the exercise of these shares, and the actual tax benefit realized from the exercise of ESPP shares were immaterial in the first quarter of 2006. The total intrinsic value of ESPP shares exercised in the first quarter of 2005 was $22 million.

Stock Option Plans

Under the 1988 Award and Option Plan (the “1988 Plan”), a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. The terms of the grants are fixed at the grant date. At March 31, 2006, there were 23,396,046 shares available for grant under this plan.

No additional grants will be made under the 1994 Non-Employee Directors’ Stock Plan, which previously allowed the Company to grant up to 300,000 options to non-employee directors. At March 31, 2006, there were 59,850 options outstanding under this plan.

No additional grants will be made under the 1998 Non-Employee Directors’ Stock Plan, which previously allowed the Company to grant up to 600,000 options to non-employee directors. At March 31, 2006, there were 168,150 options outstanding under this plan.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Options vest from one to three years, and have a maximum term of 10 years.

The following table provides stock option activity for the first quarter of 2006:

Stock Options

Shares in thousands; dollars in millions	Shares	Exercise Price*	Remaining Contractual Life*	Aggregate Intrinsic Value
Outstanding at January 1, 2006	45,489	$35.42
Granted	7,613	43.67
Exercised	(1,227)	28.52
Forfeited/Expired	(65)	38.26
Outstanding at March 31, 2006	51,810	$36.80	6.16 years	$312
Exercisable at March 31, 2006	38,344	$33.42	5.04 years	$312

* Weighted-average per share

The weighted-average fair value per share of options granted was $10.32 in the first quarter of 2006 ($10.59 in the first quarter of 2005). Total compensation expense for stock option plans was $13 million in the first quarter of 2006 ($14 million in the first quarter of 2005) and the related tax benefit was $5 million in the first quarters of 2006 and 2005. Total unrecognized compensation cost related to unvested stock option awards was $124 million at March 31, 2006 and is expected to be recognized over a weighted-average period of 1.3 years.

The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $18 million in the first quarter of 2006 ($174 million in the first quarter of 2005). The total amount of cash received from the exercise of options in the first quarter of 2006 was $35 million and the related actual tax benefit realized from the exercise of these options was $7 million.

Deferred and Restricted Stock

Under the 1988 Plan, the Company grants deferred stock to certain employees. The grants vest after a designated period of time, generally two to five years.

Deferred Stock

Shares in thousands	Shares	Grant Date Fair Value*
Nonvested at January 1, 2006	5,349	$42.13
Granted	1,302	43.67
Vested	(779)	29.64
Canceled	(46)	42.21
Nonvested at March 31, 2006	5,826	$44.14

* Weighted-average per share

The grant date fair value of deferred stock vested during the first quarter of 2006 was $23 million ($7 million during the first quarter of 2005). The total fair value of deferred stock vested during the first quarter of 2006 was $33 million ($10 million during the first quarter of 2005) and the related tax benefit was $12 million.

Total compensation expense for deferred stock awards was $12 million in the first quarter of 2006 ($14 million in the first quarter of 2005) and the related tax benefit was $4 million ($5 million in the first quarter of 2005). Total unrecognized compensation cost related to deferred stock awards was $159 million at March 31, 2006 and is expected to be recognized over a weighted-average period of 2.2 years. At March 31, 2006, approximately 200,000 deferred shares with a weighted-average fair value per share of $42.78 were vested. These shares are scheduled to be issued to employees within one to four years or upon retirement.

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

Performance Deferred Stock Awards
Shares in millions	Performance Period	Target Shares Granted*	Weighted-average Fair Value per Share
2006	January 1, 2006 — December 31, 2008	0.9	$43.68
2005	January 1, 2005 — December 31, 2007	1.0	$53.04

* At the end of the performance period, the actual number of shares issued can range from zero to
200 percent of the target shares granted.

The following table shows changes in the nonvested performance deferred stock for the first quarter of 2006:

Performance Deferred Stock
Shares in thousands	Shares	Grant Date Fair Value*
Nonvested at January 1, 2006	6,002	$35.83
Granted	931	43.68
Vested	—	—
Canceled	(21)	37.53
Nonvested at March 31, 2006	6,912	$36.88

* Weighted-average per share

Total compensation expense for performance deferred stock awards was $8 million in the first quarter of 2006 ($162 million in the first quarter of 2005) and the related tax benefit was $3 million ($60 million in the first quarter of 2005). Total unrecognized compensation cost related to performance deferred stock awards was $119 million at March 31, 2006 and is expected to be recognized over a weighted-average period of 1.2 years. At March 31, 2006, approximately 2,600,000 performance deferred shares with a weighted-average fair value of $37.28 per share were vested. Half of these shares were issued to employees in April 2006; the remaining shares are scheduled to be issued in April 2007.

In addition, the Company is authorized to grant up to 300,000 deferred shares of common stock to executive officers of the Company under the 1994 Executive Performance Plan.

Under the 2003 Non-Employee Directors’ Stock Incentive Plan, a plan approved by stockholders, the Company may grant up to 1,500,000 shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. In the first quarter of 2006, 53,900 stock options with a weighted-average fair value of $11.19 per share and 12,100 shares of restricted stock with a weighted-average fair value of $43.37 per share were issued under this plan. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

NOTE H – EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$1,214	$1,214	$1,353	$1,353
Weighted-average common shares outstanding	967.9	967.9	959.1	959.1
Add dilutive effect of stock options and awards	—	12.8	—	12.6
Weighted-average common shares for EPS calculations	967.9	980.7	959.1	971.7
Earnings per common share	$1.25	$1.24	$1.41	$1.39
Stock options and deferred stock awards excluded from EPS calculations (1)		14.9		2.9

(1) Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE I – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

In the first quarter of 2006, Dow made some adjustments to its segment reporting to align this reporting with recent changes in the Company’s organization and its evolving strategic business model. The reporting changes are described below and reflected in the following Corporate Profile and segment information for the three months ended March 31, 2006 and 2005.

Specialty Plastics and Elastomers is a recently formed business unit that includes a broad range of performance plastomers and elastomers, specialty copolymers, synthetic rubber, PVDC resins and films, and specialty film substrates. Beginning in the first quarter of 2006, the results for this business are reported in Performance Plastics. The business includes Engineering Plastics, Wire and Cable, specialty films, and the elastomers businesses recently acquired from DuPont Dow Elastomers L.L.C., all of which were previously reported in Performance Plastics. In addition, the business includes polybutadiene rubber, styrene butadiene rubber and several specialty resins which were previously reported in Basic Plastics.

Peroxymeric chemicals and solution vinyl resins, which were formerly managed and reported in Performance Chemicals, are now reported in the Dow Epoxy business in Performance Plastics.

Results for Dow Corning Corporation, a 50:50 joint venture, which were formerly reported in Unallocated and Other, are now reported in Performance Chemicals.

Results for SAFE-TAINER™ closed-loop delivery system, which were formerly reported in Basic Chemicals, are now reported in Performance Chemicals in the Specialty Chemicals business. SAFE-TAINER™, which is a system for delivering chlorinated solvents to the industrial cleaning industry, was previously managed as part of the Global Chlorinated Organics business, which produces chlorinated solvents.

Corporate Profile

Dow is a diversified chemical company that offers a broad range of innovative chemical, plastic and agricultural products and services to customers in more than 175 countries, helping them to provide everything from fresh water, food and pharmaceuticals to paints, packaging and personal care. In 2005, Dow had annual sales of $46 billion and employed approximately 42,000 people worldwide. The Company has 156 manufacturing sites in 37 countries and supplies more than 3,200 products grouped within the operating segments listed on the following pages.

PERFORMANCE PLASTICS

Applications: automotive interiors, exteriors, under-the-hood and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • footwear • home and office furnishings: kitchen appliances, power tools, floor care products, mattresses, carpeting, flooring, furniture padding, office furniture • information technology equipment and consumer electronics • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications

Dow Automotive serves the global automotive market and is a leading supplier of plastics, adhesives, sealants and other plastics-enhanced products for interior, exterior, under-the-hood, vehicle body structure and acoustical management technology solutions. With offices and application development centers around the world, Dow

Automotive provides materials science expertise and comprehensive technical capabilities to its customers worldwide.

•      Products: AFFINITY™ polyolefin plastomers; AMPLIFY™ functional polymers; BETABRACE™ reinforcing composites; BETADAMP™ acoustical damping systems; BETAFOAM™ NVH and structural foams; BETAGUARD™ sealants; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; CALIBRE™ polycarbonate resins; DOW™ polyethylene resins; DOW™ polypropylene resins and automotive components made with DOW™ polypropylene; IMPAXX™ energy management foam; Injection-molded dashmats and underhood barriers; INSPIRE™ performance polymers; INTEGRAL™ adhesive film; ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; PAPI™ polymeric MDI; PELLETHANE™ thermoplastic polyurethane elastomers; Premium brake fluids and lubricants; PULSE™ engineering resins; SPECFLEX™ semi-flexible polyurethane foam systems; SPECTRIM™ reaction moldable polymers; STRANDFOAM™ polypropylene foam; VERSIFY™ plastomers and elastomers; VORANATE™ specialty isocyanates; VORANOL™ polyether polyols

Dow Building Solutions manufactures and markets an extensive line of insulation, weather barrier, and oriented composite building solutions, as well as a line of cushion packaging foam solutions. The business is the recognized leader in extruded polystyrene (XPS) insulation, known industry-wide by its distinctive Blue color and the Dow STYROFOAM™ brand for more than 50 years. The business also manufactures foam solutions for a wide range of applications including cushion packaging, electronics protection and material handling.

•      Products: EQUIFOAM™ comfort products; ETHAFOAM™ polyethylene foam; IMMOTUS™ acoustic panels; QUASH™ sound management foam; SARAN™ vapor retarder film and tape; STYROFOAM™ brand insulation products (including XPS and polyisocyanurate rigid foam sheathing products); SYMMATRIX™ oriented composites; SYNERGY™ soft touch foam; TRYMER™ polyisocyanurate foam pipe insulation; and WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Epoxy is a leading global producer of epoxy resins and related products for a wide range of industries and applications such as coatings, electronics, civil engineering, and composites. With plants strategically located across four continents, the business is focused on providing customers around the world with differentiated solution-based epoxy products and innovative technologies and services.

•      Products: D.E.H.™ epoxy curing agents; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy intermediates (Acetone, Allyl chloride, Bisphenol-A, Epichlorohydrin, OPTIM™ synthetic glycerine and Phenol); Peroxymeric chemicals (CYRACURE™ cycloaliphatic epoxides; FLEXOL™ plasticizers; and TONE™ monomers, polyols and polymers); Specialty acrylic monomers (Glycidyl methacrylate, Hydroxyethyl acrylate and Hydroxypropyl acrylate); and UCAR™ solution vinyl resins

The Polyurethanes and Thermoset Systems business is a leading global producer of polyurethane raw materials and thermoset systems. Differentiated by its ability to globally supply a high-quality, consistent and complete product range, this business emphasizes both existing and new business developments while facilitating customer success with a global market and technology network.

•      Products: THE ENHANCER™ and LIFESPAN™ carpet backings; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; ISONATE™ MDI; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; SPECFLEX™ copolymer polyols; SYNTEGRA™ waterborne polyurethane dispersions; TILE BOND™ roof tile adhesive; VORACOR™, VORALAST™, VORALUX™ and VORASTAR™ polyurethane systems; VORANATE™ isocyanate; VORANOL™ and VORANOL™ VORACTIV™ polyether and copolymer polyols

Specialty Plastics and Elastomers is a business portfolio of specialty products including a broad range of engineering plastics and compounds, performance elastomers and plastomers, specialty copolymers, synthetic rubber, polyvinylidene chloride resins and films (PVDC), and specialty film substrates. The business serves such industries as automotive, civil construction, wire and cable, building and construction, consumer electronics and appliances, food and specialty packaging, and footwear.

•      Products: AFFINITY™ polyolefin plastomers (POPs); AMPLIFY™ functional polymers; CALIBRE™ polycarbonate resins; DOW XLA™ elastic fiber; EMERGE™ advanced resins; ENGAGE™ polyolefin elastomers; FLEXOMER™ very low density polyethylene (VLDPE) resins; EXO™ Overmolding Systems; INTEGRAL™ polyolefin films; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; NORDEL™ hydrocarbon rubber; PELLETHANE™ thermoplastic polybutadiene rubber;

Polyurethane elastomers; PRIMACOR™ copolymers; PROCITE™ polystyrene films; PULSE™ engineering resins; REDI-LINK™ polyethylene; SARAN™ PVDC resins and films; SARANEX™ barrier films; SI-LINK™ crosslinkable polyethylene; Styrene-butadiene rubber; TYRIL™ SAN resins; TYRIN™ chlorinated polyethylene resins; TRENCHCOAT™ polyolefin films; UNIGARD™ high-performance flame-retardant compounds; UNIGARD™ reduced emissions flame-retardant compounds; UNIPURGE™ purging compounds; VERSIFY™ plastomers and elastomers; Wire and cable insulation and jacketing compounds; ZETABON™ coated metal cable armor

The Technology Licensing and Catalyst business includes licensing and supply of related catalysts for the UNIPOL™ polypropylene process, the METEOR™ process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO™ process for oxo alcohols, and the QBIS™ bisphenol A process. Licensing of the UNIPOL™ polyethylene process and related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture of Union Carbide.

•      Products: LP OXO™ process technology; METEOR™ EO/EG process technology and catalysts; QBIS™ bisphenol A process technology and DOWEX™ QCAT™ catalyst; SHAC™ catalysts; UNIPOL™ process technology

The Performance Plastics segment also includes a portion of the results of the Siam Group, a group of Thailand-based joint ventures.

PERFORMANCE CHEMICALS

Applications: agricultural and pharmaceutical products and processing • building materials • chemical processing and intermediates • food processing and ingredients • household products • metal cleaning • oil and gas treatment • paints, coatings, inks, adhesives, lubricants • personal care products • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

Designed Polymers is a diverse portfolio of multi-functional ingredients and polymers for numerous markets and applications. Within Designed Polymers, Liquid Separations uses several technologies to separate dissolved minerals and organics from water, making purer water for human and industrial uses. Designed Polymers businesses also market a range of products that enhance the physical and sensory properties of end-use products in a wide range of applications including food, pharmaceuticals, oilfields, paints and coatings, personal care, and building and construction. The business also includes Advanced Electronic Materials and the results of Dowpharma, which provides the pharmaceutical and biopharmaceutical industries with products and services for drug discovery, development, manufacturing and delivery.

•      Products: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company, a wholly owned subsidiary of Dow; Biocides; CELLOSIZE™ hydroxyethyl cellulose; DOWEX™ ion exchange resins; ETHOCEL™ ethylcellulose resins; FILMTEC™ membranes; METHOCEL™ cellulose ethers; POLYOX™ water-soluble resins; Products for hair/skin care from Amerchol Corporation, a wholly owned subsidiary of Dow

The Dow Latex and Acrylic Monomers business is a major global supplier of synthetic latex, used for coating paper and paperboard (for magazines, catalogues and food packaging), and in decorative and industrial paints, adhesives, textile products, and construction products such as caulks and sealants, and a leading supplier of acrylic monomers.

•      Products: Acrylic acid/Acrylic esters; Acrylic latex; Butadiene-vinylidene latex; DRYTECH™ superabsorbent polymers; NEOCAR™ branched vinyl ester latexes; POLYPHOBE™ rheology modifiers; Polystyrene latex; Styrene-acrylate latex; Styrene-butadiene latex; UCAR™ all-acrylic, styrene-acrylic and vinyl-acrylic latexes

The Specialty Chemicals business provides products used as functional ingredients or processing aids in the manufacture of a diverse range of products. Applications include agricultural and pharmaceutical products and processing, building and construction, chemical processing and intermediates, food processing and ingredients, household products, coatings, pulp and paper manufacturing, and transportation. Dow Haltermann Custom Processing provides contract and custom manufacturing services to other specialty chemical and agricultural chemical producers.

•      Products: Alkyl alkanolamines; CARBOWAX™ polyethylene glycols and methoxypolyethylene glycols; Diphenyloxide; DOW™ polypropylene glycols; DOWFAX™, TERGITOL™ and TRITON™ surfactants; DOWTHERM™, SYLTHERM™ and UCARTHERM™ heat transfer fluids; Ethanolamines; Ethylene oxide- and propylene oxide-based glycol ethers; Ethyleneamines; Isopropanolamines; SAFE-TAINER™ closed-loop delivery system; UCAR™ deicing fluids; UCON™ fluids; VERSENE™ chelating agents; Fine and specialty chemicals from the Dow Haltermann Custom Processing business; Test and reference fuels, printing ink distillates, pure hydrocarbons and esters, and derivatives from Haltermann Products, a wholly owned subsidiary of Dow

The Performance Chemicals segment also includes the results of Dow Corning Corporation, and a portion of the results of the OPTIMAL Group and the Siam Group, all joint ventures of the Company.

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

•      Products: CLINCHER™ herbicide; DITHANE™ fungicide; LORSBAN™ insecticides; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide, HERCULEX™ I insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NATREON™ canola and sunflower oil; NEXERA™ seeds; PHYTOGEN™ brand cottonseeds; PROFUME™ gas fumigant; SENTRICON™ Termite Colony Elimination System; STARANE™ herbicide; STINGER™ herbicide; SURPASS™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

BASIC PLASTICS

Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe • textiles • toys, playground equipment and recreational products • wire and cable compounds

The Polyethylene business is the world’s leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and all process technologies, the business offers customers one of the industry’s broadest ranges of polyethylene resins via a strong global network of local experts focused on partnering for long-term success.

•      Products: ASPUN™ fiber grade resins; ATTANE™ ultra low density polyethylene (ULDPE) resins; CONTINUUM™ bimodal polyethylene resins; DOW™ high density polyethylene (HDPE) resins; DOW™ low density polyethylene (LDPE) resins; DOWLEX™ polyethylene resins; ELITE™ enhanced polyethylene (EPE) resins; TUFLIN™ linear low density polyethylene (LLDPE) resins; UNIVAL™ HDPE resins

The Polypropylene business, a major global polypropylene supplier, provides a broad range of products and solutions tailored to customer needs by leveraging Dow’s leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships.

•      Products: DOW™ homopolymer polypropylene resins; DOW™ impact copolymer polypropylene resins; DOW™ random copolymer polypropylene resins; INSPIRE™ performance polymers

The Polystyrene business, the global leader in the production of polystyrene resins, is uniquely positioned with geographic breadth and participation in a diversified portfolio of applications. Through market and technical leadership and low cost capability, the business continues to improve product performance and meet customer needs.

•      Products: STYRON A-TECH™ and C-TECH™ advanced technology polystyrene resins and a full line of STYRON™ general purpose polystyrene resins; STYRON™ high-impact polystyrene resins

The Basic Plastics segment also includes the results of Equipolymers and a portion of the results of EQUATE Petrochemical Company K.S.C., the OPTIMAL Group and the Siam Group, all joint ventures of the Company.

BASIC CHEMICALS

Applications: agricultural products • alumina • automotive antifreeze and coolant systems • carpet and textiles • chemical processing • dry cleaning • dust control • household cleaners and plastic products • inks • metal cleaning • packaging, food and beverage containers, protective packaging • paints, coatings and adhesives • personal care products • petroleum refining • pharmaceuticals • plastic pipe • pulp and paper manufacturing • snow and ice control • soaps and detergents • water treatment

The Core Chemicals business is a leading global producer of each of its basic chemical products, which are sold to many industries worldwide, and also serve as key raw materials in the production of a variety of Dow’s performance and plastics products.

•      Products: Acids; Alcohols; Aldehydes; Caustic soda; Chlorine; Chloroform; COMBOTHERM™ blended deicer; DOWFLAKE™ calcium chloride; DOWPER™ dry cleaning solvent; Esters; Ethylene dichloride (EDC); LIQUIDOW™ liquid calcium chloride; MAXICHECK™ procedure for testing the strength of reagents; MAXISTAB™ stabilizers for chlorinated solvents; Methyl chloride; Methylene chloride; Monochloroacetic acid (MCAA); Oxo products; PELADOW™ calcium chloride pellets; Perchloroethylene; Trichloroethylene; Vinyl acetate monomer (VAM); Vinyl chloride monomer (VCM); Vinylidene chloride (VDC)

The Ethylene Oxide/Ethylene Glycol business is a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and a world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Dow also supplies ethylene oxide to internal derivatives businesses. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film and antifreeze.

•      Products: Ethylene glycol (EG); Ethylene oxide (EO)

The Basic Chemicals segment also includes the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C. and the OPTIMAL Group, all joint ventures of the Company.

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

•      Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

The Hydrocarbons and Energy segment includes the results of Compañía Mega S.A. and a portion of the results of the Siam Group, both joint ventures of the Company.

Unallocated and Other includes the results of Dow Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; the Company’s insurance operations and environmental operations; and overhead and other cost recovery variances not allocated to the operating segments.

Operating Segments	Three Months Ended
In millions	March 31, 2006	March 31, 2005
Sales by operating segment
Performance Plastics	$3,493	$2,985
Performance Chemicals	1,886	1,922
Agricultural Sciences	961	989
Basic Plastics	2,797	2,809
Basic Chemicals	1,368	1,470
Hydrocarbons and Energy	1,420	1,434
Unallocated and Other	95	70
Total	$12,020	$11,679
EBIT(1) by operating segment
Performance Plastics	$726	$467
Performance Chemicals	301	450
Agricultural Sciences	216	259
Basic Plastics	476	824
Basic Chemicals	154	427
Hydrocarbons and Energy	(2)	—
Unallocated and Other	(134)	(388)
Total	$1,737	$2,039
Equity in earnings of nonconsolidated affiliates by operating segment (included in EBIT)
Performance Plastics	$21	$56
Performance Chemicals	69	80
Agricultural Sciences	—	—
Basic Plastics	26	63
Basic Chemicals	28	66
Hydrocarbons and Energy	22	10
Unallocated and Other	2	—
Total	$168	$275

(1)

The Company uses EBIT (which Dow defines as earnings (loss) before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. A reconciliation of EBIT to “Net Income Available for Common Stockholders” is provided below:

	Three Months Ended
In millions	March 31, 2006	March 31, 2005
EBIT	$1,737	$2,039
+ Interest income	42	29
- Interest expense and amortization of debt discount	156	187
- Provision for income taxes	384	508
- Minority interests’ share in income	25	20
Net Income Available for Common Stockholders	$1,214	$1,353

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first three months of 2006 and 2005 were immaterial.

Geographic Areas	Three Months Ended
In millions	March 31, 2006	March 31, 2005
Sales by geographic area
United States	$4,735	$4,377
Europe	4,247	4,441
Rest of World	3,038	2,861
Total	$12,020	$11,679

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

OVERVIEW

In the first quarter of 2006, the Company’s management and employees continued to focus on financial discipline, lowering the total cost to serve customers and price/volume management, in order to further improve Dow’s financial performance. The Company also continued to face the challenges of higher feedstock and energy costs. For the first quarter of 2006, record quarterly sales were achieved, up 3 percent from the first quarter of last year and 1 percent from the fourth quarter of 2005. While feedstock and energy costs increased approximately $800 million from the first quarter of last year, they were down approximately 6 percent from the fourth quarter of 2005. Operating rates for the first quarter of 2006 were down from the first quarter of last year due to a significant increase in planned maintenance, but improved from the fourth quarter of 2005, when rates declined due to hurricane-related shutdowns on the U.S. Gulf Coast. Operating expenses in the first quarter of 2006 remained low as a percentage of total sales. Capital spending was $291 million in the first quarter, consistent with the Company’s plan to spend approximately $1.8 billion in 2006. Dow’s results for the three-month period ended March 31, 2006 are discussed further in this section.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	March 31, 2006	March 31, 2005
Sales	$12,020	$11,679

Cost of sales	9,803	9,337
Percent of sales	81.6%	79.9%

Research and development, and selling, general and administrative expenses	666	646
Percent of sales	5.5%	5.5%

Effective tax rate	23.7%	27.0%

Net income available for common stockholders	$1,214	$1,353

Earnings per common share — basic	$1.25	$1.41
Earnings per common share — diluted	$1.24	$1.39

Operating rate percentage	84%	87%

RESULTS OF OPERATIONS

Net sales for the first quarter of 2006 were $12.0 billion, a new quarterly sales record and up 3 percent from $11.7 billion in the first quarter of last year. Compared with the same quarter of last year, prices rose 2 percent, net of the unfavorable impact of currency, principally in Europe, which reduced sales approximately 3 percent. Volume improved slightly from the first quarter of last year, up 1 percent overall (see the Sales Volume and Price table at the end of the section entitled “Segment Results”). The change in price versus the same quarter last year was mixed across operating segments, with modest changes for most segments except Hydrocarbons and Energy which reported a 14 percent increase in prices driven by the year-over-year increase in feedstock and energy costs. From a geographic standpoint, prices rose in all geographic areas except Europe and Asia Pacific, where prices were reduced by the negative impact of currency. The change in volume was also mixed, with the most significant changes in Performance Plastics, up 16 percent, and Hydrocarbons and Energy, down 15 percent. Volume improved in Performance Plastics largely due to lump sum technology licensing revenue earned in the first quarter of 2006 and the addition of sales of ENGAGETM, NORDELTM and TYRINTM elastomers, acquired mid-year 2005 when Dow divested its interest in DuPont Dow Elastomers L.L.C. (“DDE”).

Gross margin was $2.2 billion for the first quarter of 2006, down from $2.3 billion in the first quarter of last year. Despite the increase in sales, which included an unfavorable impact of currency, gross margin declined principally due to an increase of approximately $800 million in feedstock and energy costs and higher costs associated with planned maintenance turnarounds in the first quarter of 2006. Compared with the first quarter of 2005, gross margin in 2006 was favorably impacted by currency on cost, which offset approximately 30 percent of the unfavorable impact of currency on sales.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 84 percent in the first quarter of 2006, compared with 87 percent in the first quarter of 2005. Compared with the same quarter of last year, the Company’s operating rate was lower due to a significant increase in planned maintenance turnarounds at several of Dow’s manufacturing facilities.

Personnel count was 42,247 at March 31, 2006, down from 42,413 at December 31, 2005 and 42,870 at March 31, 2005. Headcount continued to decline as the Company remained focused on improving organizational efficiency and financial performance.

Operating expenses (research and development, and selling, general and administrative expenses) were $666 million in the first quarter of 2006, up $20 million or 3 percent, from $646 million in the first quarter of last year. Compared with last year, research and development (“R&D”) expenses increased $23 million, while selling, general and administrative (“SG&A”) expenses fell $3 million. More than half of the increase in operating expenses resulted from the adoption of SFAS No. 123R, which requires the allocation of a portion of stock-based compensation expense to operating expenses. Prior to the adoption of SFAS No. 123R on January 1, 2006, all stock-based compensation expense was reflected in “Cost of sales.” See Notes B and G to the Consolidated Financial Statements for addition information on this accounting standard. Despite the increase, first quarter operating expenses remained low as a percentage of net sales.

Amortization of intangibles was $12 million in the first quarter of 2006, compared with $14 million in the first quarter of last year. See Note D to the Consolidated Financial Statements for additional information on intangible assets.

Dow’s share of the earnings of nonconsolidated affiliates was $168 million in the first quarter of 2006, compared with $275 million in the first quarter of last year. Compared with last year, equity earnings declined principally due to lower results from EQUATE Petrochemical Company K.S.C. (“EQUATE”) and the OPTIMAL Group (“OPTIMAL”), and the absence of equity earnings from DDE and UOP LLC (“UOP”), which the Company exited in 2005. Results from EQUATE and OPTIMAL were lower in the first quarter of 2006 due to planned maintenance turnarounds at the joint ventures.

Sundry income — net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income - net for the first quarter of 2006 was $30 million compared with $82 million in the same quarter of 2005. Net sundry income in the first quarter of last year included a $70 million pretax gain ($41 million reflected in the Basic Chemicals segment; $29 million reflected in the Basic Plastics segment) on the sale of a portion of Union Carbide’s interest in EQUATE.

Net interest expense (interest expense less capitalized interest and interest income) was $114 million in the first quarter of 2006, compared with $158 million in the first quarter of last year. Compared with last year, net interest expense was lower due to higher interest income, reflecting an increase in interest rates, and lower interest expense, reflecting a significant reduction in total debt.

The effective tax rate for the first quarter was 23.7 percent, versus 27.0 percent for the first quarter of 2005. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. Additionally, the closure of tax audit issues in the United States in the first quarter of 2006 contributed to the decline in the effective tax rate compared with the same quarter last year.

Net income available for common stockholders was $1,214 million or $1.24 per share for the first quarter of 2006, compared with $1,353 million or $1.39 per share for the first quarter of 2005. Net income for the first quarter of 2005 included $46 million (after tax) or $0.05 per share related to the gain on the sale of EQUATE shares (described previously in this section).

SEGMENT RESULTS

In the first quarter of 2006, Dow made some adjustments to its segment reporting to align this reporting with recent changes in the Company’s organization and its evolving strategic business model. See Note I to the Consolidated Financial Statements for detailed information.

The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. See Note I to the Consolidated Financial Statements for a reconciliation of EBIT to “Net Income Available for Common Stockholders.”

PERFORMANCE PLASTICS

Performance Plastics sales were $3,493 million for the first quarter of 2006, up 17 percent from $2,985 million in the first quarter of 2005 due to a 16 percent increase in volume and a 1 percent increase in price. Volume improved for the segment largely due to lump sum technology licensing revenue earned in the first quarter of 2006 and the addition of sales of ENGAGETM, NORDELTM and TYRINTM elastomers, acquired mid-year 2005 when Dow divested its interest in DDE. Overall, prices rose modestly as price increases were largely offset by the unfavorable impact of currency in Europe, which impacted all of the business groups within the segment. EBIT for the segment was $726 million in the first quarter, up significantly from $467 million in the same period of last year, due to the impact of higher sales, partially offset by increased raw material costs, higher operating expenses and lower equity earnings, due to the sale of Union Carbide’s indirect 50 percent interest in UOP in the fourth quarter of 2005.

Dow Automotive sales for the first quarter of 2006 were up 4 percent from a year ago. Compared with the first quarter of last year, volume was up 5 percent driven by solid growth in Asia Pacific and Latin America, as Dow Automotive continued to expand in these geographic areas. Prices declined 1 percent versus the same quarter of 2005. EBIT for the business improved slightly from the first quarter of last year primarily due to higher volume.

Dow Building Solutions sales for the first quarter of 2006 were relatively flat versus the same quarter last year as volume improved slightly and price declined. While the U.S. housing market softened somewhat from the first quarter of 2005, the southern and eastern regions of Europe reported solid growth. EBIT declined versus the same quarter of 2005 due to lower prices, and higher spending on research and development and market-facing initiatives.

Dow Epoxy sales for the first quarter were up 2 percent from the first quarter of 2005, as volume rose 4 percent and price declined 2 percent. Volume was particularly strong in Europe and Asia Pacific, offsetting a decline in the United States. Despite improved sales volume, EBIT declined in the first quarter of 2006 due to higher feedstock and energy costs and the impact of lower operating rates.

Polyurethanes and Thermoset Systems sales for the quarter were down 2 percent from the first quarter of 2005. Compared with last year, a 5 percent decline in volume was partially offset by a 3 percent increase in prices. Volume was down in the quarter for methylene diphenol diisocyanate (“MDI”) and polyols, as the business strategically moved these products into the Company’s downstream production of Thermoset Systems products. EBIT improved from the first quarter of 2005 due to higher prices and improved margin on toluene diisocyanate (“TDI”) as industry supply/demand fundamentals improved due to the closure of two competitor production facilities in the fourth quarter of 2005.

Specialty Plastics and Elastomers sales for the quarter were up 36 percent versus the first quarter of 2005 on higher volume, reflecting the addition of ENGAGETM, NORDELTM and TYRINTM elastomers. Excluding the acquisition of these products, volume was up 5 percent from the same quarter last year. EBIT for the first quarter of 2006 improved significantly, as the additional margin delivered by the new elastomers more than offset the impact of higher feedstock and energy costs.

Technology Licensing and Catalyst sales for the first quarter of 2006 were up significantly due to lump sum technology licensing revenue earned in the quarter. EBIT improved significantly due to the additional licensing revenue, partially offset by a decline in equity earnings. Equity earnings declined versus first quarter of 2005 due to the sale of Union Carbide’s indirect 50 percent interest in UOP in the fourth quarter of 2005.

PERFORMANCE CHEMICALS

Performance Chemicals sales for the first quarter of 2006 were $1,886 million, down 2 percent from $1,922 million in the first quarter of last year, with a 1 percent decline in both price and volume. Compared with last year, a 2 percent increase in selling prices was negated by a 3 percent unfavorable impact of currency in Europe, while volume declined from the strong levels of the first quarter of 2005. EBIT for the first quarter was $301 million, down from $450 million in the first quarter of 2005. Compared with last year, EBIT declined as a result of decreases in volume and price, increased raw material and energy costs, and a decrease in equity earnings from OPTIMAL.

Dow Latex and Acrylic Monomers sales for the quarter declined 7 percent compared with the first quarter of 2005, due to a 3 percent decline in volume and a 4 percent decline in price. Acrylates price and volume declined versus a year ago due to recent capacity additions by competitors. The decline in price for other products in this business was driven by the unfavorable impact of currency in Europe. EBIT declined significantly from last year due to declines in volume and price, as well as lower operating rates and increased costs.

Designed Polymers sales in the first quarter of 2006 were up 1 percent from the same quarter last year, as volume improved 3 percent and prices declined 2 percent, principally due to the unfavorable impact of currency in Europe. Volume was strong in Asia Pacific, Latin America and Europe, more than offsetting a decline in North America. Sales in the first quarter were strong for biocides, CELLOSIZE™ cellulose ethers, Amerchol products, POLYOX™ water-

soluble resins and METHOCEL™ cellulose ethers. Compared with the first quarter of last year, EBIT declined slightly as the increase in volume was more than offset by the decline in price and higher raw material costs.

Specialty Chemicals sales were up 1 percent versus the first quarter of 2005. Prices were up 4 percent including the unfavorable impact of currency, while volume dropped 3 percent. Price increases were driven by cost pressure, with balanced industry supply/demand fundamentals across the portfolio. Volume was down in part due to an unusually warm winter in North America which impacted the aircraft deicer business. Despite the increases in price, EBIT was down from last year due to the decline in volume, increased raw material and energy costs, and lower equity earnings from OPTIMAL, the result of planned maintenance turnarounds in the first quarter of 2006.

AGRICULTURAL SCIENCES

Sales for the Agricultural Sciences segment were $961 million, compared with $989 million in the first quarter of last year, as prices declined 2 percent, primarily due to the unfavorable impact of currency in Europe, and volume declined 1 percent. Volume increased for herbicides and insecticides in North America due to early seasonal demand and the continued ramp-up of new product sales of aminopyralid range and pasture herbicide. Non-selective herbicide volume improved in Brazil due to increased adoption of herbicide-resistant soybean traits. The improvements in North America and Brazil were partially offset by delayed sales in Europe due to a late spring season. Seed and insect-resistant trait volume was also negatively impacted, primarily due to competitive pressures and reduced acreage planted. EBIT for the first quarter of 2006 was $216 million, down from $259 million in the first quarter of 2005, principally due to the decline in sales, higher raw material and energy costs, and product mix.

BASIC PLASTICS

Basic Plastics sales for the first quarter of 2006 were $2,797 million, relatively flat compared with $2,809 million in the first quarter of last year. Compared with last year, prices were unchanged overall as a 3 percent increase in selling price was offset by the unfavorable impact of currency in Europe. While prices improved 8 percent in North America as selling prices were raised in response to higher feedstock and energy costs, prices declined in all other geographic areas. Overall, volume was unchanged from the first quarter of last year. While Asia Pacific and Latin America reported volume growth compared with last year, volume declined significantly in North America as customers reduced inventories built after the hurricanes that impacted the U.S. Gulf Coast in the third quarter of 2005. Volume in Europe was essentially unchanged. EBIT for the first quarter was $476 million, down significantly from $824 million in the first quarter of 2005, due to higher feedstock and energy costs and lower equity earnings. In addition, EBIT in the first quarter of 2005 included a gain on the sale of EQUATE shares.

Polyethylene sales were up from the first quarter of 2005 as prices rose 3 percent, including an unfavorable impact from currency, and volume grew 1 percent. While double-digit price improvement was recorded in North America, reflecting the impact of significantly higher feedstock and energy costs, prices in Europe declined, negatively impacted by currency. In the first quarter, while volume grew in the other geographic areas, volume in North America was dampened by lingering effects of the third quarter of 2005 hurricanes on the U.S. Gulf Coast. Following the hurricane-related price increases in North America, polyethylene producers in Asia Pacific found it economically advantageous to export product to North America, and these conditions continued to exist during much of the first quarter of 2006. This situation, combined with lower exports from North America due to the hurricanes, resulted in reduced volume for domestic producers in North America. Compared with the first quarter of 2005, EBIT declined principally due to higher feedstock and other raw material costs. EBIT in the first quarter of 2006 also reflected lower equity earnings from EQUATE and Siam Polyethylene Co., Ltd. due to planned turnarounds at both joint ventures. In addition, EBIT in the first quarter of last year included a $29 million gain on the sale of EQUATE shares.

Polypropylene sales were down 4 percent from the first quarter of 2005 as prices, including the unfavorable impact of currency, fell 2 percent and volume declined 2 percent. Overall polypropylene demand in Asia Pacific softened during the quarter and, as a result, global industry imports into the region declined. While Dow does not have significant polypropylene sales in the region, the reduction of imports into Asia Pacific put pressure on prices, resulting in price declines in all geographic areas except Latin America. Despite improved volume in North America – as demand remained solid and customers began to restock inventories from the low levels that followed the hurricanes – overall volume fell due to a significant decline in most of the other geographic areas. EBIT declined from the same quarter last year due to lower selling prices and higher feedstock and energy costs.

Polystyrene sales for the first quarter of 2006 were down 12 percent as prices decreased 8 percent and volume decreased 4 percent. Prices declined in all geographic areas in response to lower feedstock costs and an excess supply of polystyrene in the global market. Volume was down in all geographic areas, except Latin America, as customers reduced inventories that were built after the hurricanes and delayed purchases in anticipation of further price reductions. EBIT declined significantly from the first quarter of 2005 principally due to lower selling prices.

BASIC CHEMICALS

Sales in the first quarter of 2006 for the Basic Chemicals segment were $1,368 million, down 7 percent from $1,470 million in the first quarter of last year. Volume declined 5 percent versus the first quarter of 2005 due to a planned maintenance turnaround at Dow’s vinyl chloride monomer (“VCM”) plant in Freeport, Texas, and lower sales of ethylene glycol (“EG”). Prices declined 2 percent versus the first quarter of last year primarily due to lower prices for EG, while VCM and caustic soda prices rose compared with the first quarter of last year. EBIT for the quarter was $154 million, down significantly from $427 million in the first quarter of 2005, primarily due to reduced profitability in EG and VCM. Compared with the same quarter last year, EBIT for the first quarter of 2006 reflected higher feedstock and energy costs, lower selling prices and lower equity earnings from EQUATE and OPTIMAL, due to planned maintenance turnarounds at both joint ventures. In addition, results for the first quarter of 2005 included a $41 million gain on the sale of EQUATE shares.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales for the first quarter of 2006 were $1,420 million, down 1 percent from $1,434 million in the first quarter of 2005, as a 14 percent increase in selling prices was more than offset by a 15 percent decline in volume. In the first quarter of this year, selling prices were driven higher by increasing feedstock costs, which were up 17 percent from the same period last year. Compared with last year, volume was down due to planned maintenance turnarounds at several of the Company’s ethylene manufacturing facilities around the world, which limited the supply of product available for sale.

The Hydrocarbons and Energy business transfers materials to Dow’s businesses at cost. Hydrocarbons and Energy EBIT for the first quarter of 2006 was a loss of $2 million compared with $0 million in the same quarter of last year.

UNALLOCATED AND OTHER

Sales for the first quarter of 2006 were $95 million, up from $70 million in the first quarter of 2005, principally due to an increase in sales from the Company’s insurance operations.

Included in the results for Unallocated and Other are:

•      results of insurance operations,

•      gains and losses on sales of financial assets,

•      expenses related to Dow Ventures,

•      asbestos-related defense and resolution costs,

•      foreign exchange hedging results, and

•      overhead and other cost recovery variances not allocated to the operating segments.

EBIT for the first quarter of 2006 was a loss of $134 million compared with a loss of $388 million in the same quarter of 2005. Compared with last year, results improved principally due to approximately $145 million lower performance-based stock compensation expense, approximately $40 million less expense related to the allowance for doubtful receivables, a favorable swing in foreign exchange hedging results, and improved results in the Company’s insurance operations.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended March 31, 2006
Percentage change from prior year	Volume	Price	Total
Operating segments
Performance Plastics	16%	1%	17%
Performance Chemicals	(1)	(1)	(2)
Agricultural Sciences	(1)	(2)	(3)
Basic Plastics	—	—	—
Basic Chemicals	(5)	(2)	(7)
Hydrocarbons and Energy	(15)	14	(1)
Total	1%	2%	3%
Geographic area sales
United States	1%	7%	8%
Europe	—	(4)	(4)
Rest of World	4	2	6
Total	1%	2%	3%

OUTLOOK

The outlook for the chemical industry remains positive, as continued global GDP growth should drive higher demand for the chemical industry, especially in China and other emerging regions of the world. With supply growth limited, industry supply/demand balances should remain favorable. In addition, the recent rise in U.S. natural gas prices may prompt customers to increase purchases in advance of anticipated derivative price increases. However, continued volatility in feedstock and energy costs adds uncertainty to the profit outlook.

For the second quarter, Dow expects purchased feedstock and energy costs to be up slightly from the first quarter of 2006, although there may continue to be significant volatility. Natural gas prices and prices for related products are expected to rise from the end of the first quarter, but may average at or below first quarter average levels, while prices for crude oil derivatives may be higher than in the first quarter of 2006.

Product prices are expected to rise in response to higher feedstock and energy costs, but the full implementation of these increases may not be rapid enough to allow for margin restoration in some of the Company’s businesses. The favorable demand momentum experienced at the end of the first quarter is expected to continue into the second quarter for many of Dow’s businesses. For the Company, overall volume is expected to be up versus the second quarter of 2005.

The challenge of volatility in feedstock and energy costs remains strong. But with a sharpened focus on price/volume management and an unwavering commitment to cost control, the Company continues to believe that the results for 2006 will be better than 2005, and that 2007 will be yet another good year for Dow.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	March 31, 2006	March 31, 2005
Cash provided by (used in):
Operating activities	$699	$1,074
Investing activities	(444)	(597)
Financing activities	(674)	(136)
Effect of exchange rate changes on cash	2	(92)
Net change in cash and cash equivalents	$(417)	$249

Cash provided by operating activities decreased in the first three months of 2006 compared with the same period last year due to an increase in working capital requirements and lower earnings. At March 31, 2006, total inventories were $6.0 billion, up from $5.3 billion at year-end 2005, due in part to the increase in feedstock and energy costs. In addition, Agricultural Sciences inventories were up, as is normal for this segment due to the seasonal nature of the agricultural business; and other businesses increased inventories from low year-end levels in anticipation of upcoming plant turnarounds.

Cash used in investing activities in the first three months of 2006 declined compared with the same period last year primarily due to a decrease in investments in nonconsolidated affiliates. In the first quarter of 2005, cash used for investments in nonconsolidated affiliates included $170 million paid to Cargill Dow LLC, a former 50:50 joint venture of the Company.

Cash used in financing activities in the first three months of 2006 increased significantly compared with the same period last year, principally due to an increase in purchases of treasury stock (related to a share repurchase program authorized in July 2005) and a decrease in proceeds from sales of common stock (related to the exercise of stock options and the Employees’ Stock Purchase Plan).

The following tables present working capital, total debt and certain balance sheet ratios at March 31, 2006 and December 31, 2005:

Working Capital In millions	March 31, 2006	Dec. 31, 2005
Current assets	$17,261	$17,404
Current liabilities	9,915	10,663
Working capital	$7,346	$6,741
Current ratio	1.74:1	1.63:1
Days-sales-outstanding-in-receivables	38	39
Days-sales-in-inventory	67	59

Total Debt In millions	March 31, 2006	Dec. 31, 2005
Notes payable	$227	$241
Long-term debt due within one year	1,236	1,279
Long-term debt	9,180	9,186
Gross debt	$10,643	$10,706
Cash and cash equivalents	$3,389	$3,806
Marketable securities and interest-bearing deposits	35	32
Net debt	$7,219	$6,868
Gross debt as a percent of total capitalization	38.0%	39.1%
Net debt as a percent of total capitalization	29.4%	29.2%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At March 31, 2006, there were no commercial paper borrowings outstanding. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. At the beginning of 2006, these facilities included a $1.25 billion 364-day revolving credit facility, set to mature in April 2006, and a $1.75 billion 5-year revolving credit facility, with an April 2009 maturity date. In April 2006, these credit facilities were replaced with a $3 billion 5-year revolving credit facility which matures in April 2011.

At March 31, 2006, the Company had $3.5 billion of SEC-registered securities available for issuance under U.S. shelf registrations, as well as Euro 1.5 billion (approximately $1.8 billion) available for issuance under the Company’s Euro Medium Term Note Program.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At March 31, 2006, the Company was in compliance with all of these covenants and default provisions. For information on Dow’s covenants and default provisions, see Note L to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007. During the first quarter of 2006, the Company purchased 7,373,200 shares of the Company’s common stock under this program. See PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Contractual Obligations

Information related to the Company’s contractual obligations and commercial commitments at December 31, 2005 can be found in Notes K, L, M, N and T to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the Company’s contractual obligations or commercial commitments since December 31, 2005.

The Company also had outstanding guarantees at March 31, 2006. Additional information related to these guarantees can be found in the “Guarantees” table provided in Note E to the Consolidated Financial Statements.

Dividends

On April 28, 2006, the Company paid a quarterly dividend of $0.375 per share to stockholders of record on March 31, 2006. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 94-year period, Dow has increased the amount of the quarterly dividend 46 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

OTHER MATTERS

Accounting Changes

See Note B to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 10-K. Since December 31, 2005, there have been no material changes in the Company’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2006	2005
Claims unresolved at January 1	146,325	203,416
Claims filed	5,402	10,084
Claims settled, dismissed or otherwise resolved	(7,921)	(14,818)
Claims unresolved at March 31	143,806	198,682
Claimants with claims against both Union Carbide and Amchem	47,779	68,278
Individual claimants at March 31	96,027	130,404

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

In November 2004, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided Union Carbide with a report summarizing the results of its study. At December 31, 2004, Union Carbide’s recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, Union Carbide’s recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against Union Carbide and Amchem into 2019. As in its January 2003 study, ARPC provided estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC’s studies, Union Carbide’s asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, Union Carbide’s management determined that no change to the accrual was required at December 31, 2004.

In November 2005, Union Carbide requested ARPC to review Union Carbide’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating the January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of the study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable.

Based on Union Carbide’s own review of the asbestos claim and resolution activity and ARPC’s response, Union Carbide determined that no change to the accrual was required at December 31, 2005. Union Carbide’s asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005. Approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims.

Based on Union Carbide’s review of 2006 activity, Union Carbide determined that no change to the accrual was required at March 31, 2006. Union Carbide’s asbestos-related liability for pending and future claims was $1.5 billion at March 31, 2006. Approximately 38 percent of the recorded liability related to pending claims and approximately 62 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate Costs
In millions	March 31, 2006	March 31, 2005	to Date as of March 31, 2006
Defense costs	$14	$18	$433
Resolution costs	$27	$67	$1,092

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $503 million at March 31, 2006 and $535 million at December 31, 2005. At March 31, 2006 and December 31, 2005, $398 million of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2006	Dec. 31, 2005
Receivables for defense costs	$62	$73
Receivables for resolution costs	318	327
Total	$380	$400

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in first quarter of 2006 and $18 million in the first quarter of 2005, and was reflected in “Cost of sales.”

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the first quarter of 2006, Union Carbide reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

*Using a 95 percent confidence level

Since December 31, 2005, there have been no material changes in the Company’s risk management policies or in the Company’s daily VAR for the aggregate of non-trading and trading positions.

For further disclosure regarding market risk, see Note I to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the first quarter of 2006. For a summary of the history and current status of this matter, see Note E to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

ITEM 1A. RISK FACTORS.

There were no material changes in the Company’s risk factors in the first quarter of 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2006:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program (2)	Maximum number of shares that may yet be purchased under the Company’s publicly announced share repurchase program
January 2006	600,000	42.50	600,000	23,685,800
February 2006	3,445,306	41.85	3,400,000	20,285,800
March 2006	3,530,239	42.71	3,373,200	16,912,600
First quarter 2006	7,575,545	42.30	7,373,200	16,912,600

(1) Includes 202,345 shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock. For information regarding the Company’s stock option plans, see Note G to the Consolidated Financial Statements.

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

Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: AFFINITY, AMPLIFY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, CALIBRE, CARBOWAX, CELLOSIZE, COMBOTHERM, CONTINUUM, CYRACURE, D.E.H., D.E.N., D.E.R., DOW, DOW XLA, DOWEX, DOWEX QCAT, DOWFAX, DOWFLAKE, DOWLEX, DOWPER, DOWTHERM, DRYTECH, ELITE, EMERGE, ENGAGE, THE ENHANCER, EQUIFOAM, ETHAFOAM, ETHOCEL, EXO, FILMTEC, FLEXOL, FLEXOMER, FROTH-PAK, GREAT STUFF, IMMOTUS, IMPAXX, INSPIRE, INSTA-STIK, INTEGRAL, ISONATE, ISOPLAST, LIFESPAN, LIQUIDOW, LP OXO, MAGNUM, MAXICHECK, MAXISTAB, METEOR, METHOCEL, NEOCAR, NORDEL, OPTIM, PAPI, PELADOW, PELLETHANE, POLYOX, POLYPHOBE, PRIMACOR, PROCITE, PULSE, QBIS, QUASH, REDI-LINK, SAFE-TAINER, SARAN, SARANEX, SHAC, SI-LINK, SPECFLEX, SPECTRIM, STRANDFOAM, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SYMMATRIX, SYNERGY, SYNTEGRA, TERGITOL, TILE BOND, TONE, TRENCHCOAT, TRITON, TRYMER, TUFLIN, TYRIL, TYRIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL, VERSENE, VERSIFY, VORACOR, VORACTIV, VORALAST, VORALUX, VORANATE, VORANOL, VORASTAR, WEATHERMATE, ZETABON

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report: CLINCHER, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MUSTANG, MYCOGEN, NATREON, NEXERA, PHYTOGEN, PROFUME, SENTRICON, STARANE, STINGER, SURPASS, TELONE, TORDON, TRACER NATURALYTE, VIKANE, WIDESTRIKE

The following trademark of Dow Corning Corporation appears in this report: SYLTHERM

Signature

Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY

Registrant

Date: April 28, 2006

/s/ FRANK H. BROD
Frank H. Brod
Corporate Vice President and Controller

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3(ii)	A copy of the Bylaws of The Dow Chemical Company, as amended and re-adopted in full on April 13, 2006, effective May 11, 2006.

10(hh)	Employment agreement dated June 18, 2005, between William F. Banholzer and The Dow Chemical Company, incorporated by reference to the Current Report on Form 8-K filed on March 16, 2006.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.