Form 10-Q
period 2006-06-30
DOW CHEMICAL CO /DE/
filed 2006-08-01
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ Yes    ☒ No

Class	Outstanding at June 30, 2006
Common Stock, par value $2.50 per share	959,339,691 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions, except per share amounts (Unaudited)	2006	2005	2006	2005
Net Sales	$12,509	$11,450	$24,529	$23,129
Cost of sales	10,624	9,300	20,427	18,637
Research and development expenses	287	271	565	526
Selling, general and administrative expenses	402	383	790	774
Amortization of intangibles	12	13	24	27
Equity in earnings of nonconsolidated affiliates	232	224	400	499
Sundry income - net	53	57	83	139
Interest income	38	27	80	56
Interest expense and amortization of debt discount	151	188	307	375
Income before Income Taxes and Minority Interests	1,356	1,603	2,979	3,484
Provision for income taxes	310	317	694	825
Minority interests’ share in income	23	21	48	41
Net Income Available for Common Stockholders	$1,023	$1,265	$2,237	$2,618
Share Data
Earnings per common share - basic	$1.06	$1.31	$2.32	$2.73
Earnings per common share - diluted	$1.05	$1.30	$2.29	$2.69
Common stock dividends declared per share of common stock	$0.375	$0.335	$0.75	$0.67
Weighted-average common shares outstanding - basic	963.5	964.1	965.7	960.5
Weighted-average common shares outstanding - diluted	975.6	976.2	978.2	974.7
Depreciation	$471	$451	$926	$924
Capital Expenditures	$407	$364	$698	$650

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	June 30,	Dec. 31,
In millions (Unaudited)	2006	2005
Assets
Current Assets
Cash and cash equivalents	$3,162	$3,806
Marketable securities and interest-bearing deposits	36	32
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2006: $147; 2005: $169)	5,359	5,124
Other	2,685	2,802
Inventories	5,849	5,319
Deferred income tax assets - current	307	321
Total current assets	17,398	17,404
Investments
Investment in nonconsolidated affiliates	2,329	2,285
Other investments	2,227	2,156
Noncurrent receivables	257	274
Total investments	4,813	4,715
Property
Property	43,227	41,934
Less accumulated depreciation	29,571	28,397
Net property	13,656	13,537
Other Assets
Goodwill	3,140	3,140
Other intangible assets (net of accumulated amortization - 2006: $599; 2005: $552)	440	443
Deferred income tax assets - noncurrent	3,586	3,658
Asbestos-related insurance receivables - noncurrent	763	818
Deferred charges and other assets	2,347	2,219
Total other assets	10,276	10,278
Total Assets	$46,143	$45,934

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$191	$241
Long-term debt due within one year	778	1,279
Accounts payable:
Trade	3,730	3,931
Other	1,536	1,829
Income taxes payable	682	493
Deferred income tax liabilities - current	161	201
Dividends payable	383	347
Accrued and other current liabilities	2,141	2,342
Total current liabilities	9,602	10,663
Long-Term Debt	9,248	9,186
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,137	1,395
Pension and other postretirement benefits - noncurrent	3,379	3,308
Asbestos-related liabilities - noncurrent	1,346	1,384
Other noncurrent obligations	3,273	3,338
Total other noncurrent liabilities	9,135	9,425
Minority Interest in Subsidiaries	346	336
Preferred Securities of Subsidiaries	1,000	1,000
Stockholders’ Equity
Common stock	2,453	2,453
Additional paid-in capital	701	661
Unearned ESOP shares	—	(1)
Retained earnings	16,226	14,719
Accumulated other comprehensive loss	(1,652)	(1,949)
Treasury stock at cost	(916)	(559)
Net stockholders’ equity	16,812	15,324
Total Liabilities and Stockholders’ Equity	$46,143	$45,934

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
In millions (Unaudited)	2006	2005
Operating Activities
Net Income Available for Common Stockholders	$2,237	$2,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,006	1,010
Provision for deferred income tax	92	292
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	44	(147)
Minority interests’ share in income	48	41
Pension contributions	(232)	(436)
Net (gain) loss on sales of investments	(3)	3
Net gain on sales of property and businesses	(47)	(46)
Other net gain	(7)	(8)
Net gain on sale of ownership interest in nonconsolidated affiliate	—	(101)
Tax benefit - nonqualified stock option exercises	—	64
Excess tax benefits from share-based payment arrangements	(3)	—
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(67)	137
Inventories	(531)	(369)
Accounts payable	(460)	(711)
Other assets and liabilities	(142)	95
Cash provided by operating activities	1,935	2,442
Investing Activities
Capital expenditures	(698)	(650)
Proceeds from sales of property and businesses	55	55
Purchase of previously leased assets	(100)	—
Investments in consolidated companies	—	(105)
Investments in nonconsolidated affiliates	(29)	(208)
Proceeds from sales of nonconsolidated affiliates	—	87
Distributions from nonconsolidated affiliates	4	41
Purchases of investments	(448)	(475)
Proceeds from sales of investments	364	400
Cash used in investing activities	(852)	(855)
Financing Activities
Changes in short-term notes payable	(5)	20
Payments on long-term debt	(590)	(913)
Proceeds from issuance of long-term debt	—	4
Purchases of treasury stock	(506)	(33)
Proceeds from sales of common stock	78	295
Excess tax benefits from share-based payment arrangements	3	—
Distributions to minority interests	(32)	(36)
Dividends paid to stockholders	(684)	(641)
Cash used in financing activities	(1,736)	(1,304)
Effect of Exchange Rate Changes on Cash	9	(229)
Summary
Increase (Decrease) in cash and cash equivalents	(644)	54
Cash and cash equivalents at beginning of year	3,806	3,108
Cash and cash equivalents at end of period	$3,162	$3,162

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions (Unaudited)	2006	2005	2006	2005
Net Income Available for Common Stockholders	$1,023	$1,265	$2,237	$2,618
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	(21)	12	(25)	(14)
Translation adjustments	257	(418)	364	(809)
Minimum pension liability adjustments	—	4	(2)	11
Net gains (losses) on cash flow hedging derivative instruments	(7)	(10)	(40)	32
Total other comprehensive income (loss)	229	(412)	297	(780)
Comprehensive Income	$1,252	$853	$2,534	$1,838

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

PART I – FINANCIAL INFORMATION, Item 1. Financial Statements.

(Unaudited)	Notes to the Consolidated Financial Statements

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the Current Report on Form 8-K filed on July 11, 2006, reflecting a change in the composition of the Company’s reported segments.

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

Accounting for Conditional Asset Retirement Obligations

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

Dow has 156 manufacturing sites in 37 countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Company’s larger sites. Asset retirement obligations are recorded in the period in which they are incurred and reasonably estimable, including those obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets, and are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. Dow has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; no assets are retired from service until this process has been followed. Dow typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates may then be determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded.

Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating “normally.” Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes under the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Dow is unable to reasonably forecast a time frame to use for present value calculations. As such, Dow has not recognized obligations for individual plants/buildings at its 156 manufacturing sites where estimates of potential settlement dates cannot be reasonably made. In addition, the Company has not recognized conditional asset retirement obligations for the capping of its approximately 50 underground storage wells at Dow-owned sites when there are no plans or expectations of plans to exit the sites. Dow routinely reviews all changes to the list of items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

Adoption of FIN No. 47 on December 31, 2005 resulted in the recognition of an asset retirement obligation of $34 million and a charge of $20 million (net of tax of $12 million), which was included in “Cumulative effect of changes in accounting principles” in the fourth quarter of 2005. The discount rate used to calculate the Company’s asset retirement obligations was 4.6 percent.

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

See Note E for the Company’s disclosures related to asset retirement obligations.

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

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF Issue No. 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, in the first interim or annual period beginning after March 15, 2006. The Company has determined that its current accounting treatment for purchases and sales of inventory with the same counterparty is consistent with the guidance in EITF Issue No. 04-13; therefore, the issue had no impact on the Company’s consolidated financial statements.

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

In April 2006, the FASB issued FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” The guidance in this FSP is applicable prospectively to all entities (including newly created entities) and when a reconsideration event has occurred pursuant to paragraph 7 of FIN No. 46(R), beginning the first day of the first reporting period beginning after June 15, 2006. The Company will apply the guidance of this FSP, when it applies FIN No. 46(R), beginning July 1, 2006.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

NOTE C – INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	June 30, 2006	Dec. 31, 2005
Finished goods	$3,219	$2,941
Work in process	1,437	1,247
Raw materials	620	645
Supplies	573	486
Total inventories	$5,849	$5,319

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,243 million at June 30, 2006 and $1,149 million at December 31, 2005.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total
Balance at December 31, 2005 and June 30, 2006	$913	$750	$1,320	$94	$63	$3,140

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2006			At December 31, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$265	$(148)	$117	$264	$(138)	$126
Patents	152	(114)	38	147	(103)	44
Software	398	(244)	154	362	(224)	138
Trademarks	136	(40)	96	136	(37)	99
Other	88	(53)	35	86	(50)	36
Total	$1,039	$(599)	$440	$995	$(552)	$443

During the first six months of 2006, the Company acquired software for $27 million. The weighted-average amortization period for the acquired software is five years.

Amortization expense for other intangible assets (not including software) was $12 million in the second quarter of 2006, compared with $13 million in the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $24 million, compared with $27 million for the first six months of 2005. Amortization expense for software, which is included in “Cost of sales,” totaled $11 million in the second quarter of 2006 and 2005. Year to date, amortization expense for software was $21 million, compared with $22 million for the first six months of 2005. Total estimated amortization expense for 2006 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2006	$90
2007	79
2008	75
2009	67
2010	29
2011	14

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

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At June 30, 2006, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company had accrued obligations of $339 million at December 31, 2005, for environmental remediation and restoration costs, including $41 million for the remediation of Superfund sites. At June 30, 2006, the Company had accrued obligations of $329 million for environmental remediation and restoration costs, including $34 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration.

On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. Discussions between the Company and the MDEQ that occurred in 2004 and early 2005 regarding how to proceed with off-site corrective action under the License resulted in the execution of the Framework for an Agreement Between the State of Michigan and The Dow Chemical Company (the “Framework”) on January 20, 2005. The Framework committed the Company to take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River, conduct certain studies, and propose a remedial investigation work plan by the end of 2005. The interim remedial actions required by the Framework are currently underway. The Company submitted Remedial Investigation Work Plans for the City of Midland and for the Tittabawassee River on December 29, 2005. By letters dated March 2, 2006 and April 13, 2006, the MDEQ provided two Notices of Deficiency (“Notices”) to the Company regarding the Remedial Investigation Work Plans. The Company responded, as required, to some of the items in the Notices on May 1, 2006, and is required to respond to the balance of the items and revise the Remedial Investigation Work Plans by December 1, 2006. On July 12, 2006, the MDEQ approved the sampling for the first six miles of the Tittabawassee River. The Framework also contemplates that the Company, the State of Michigan and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. The Company and the governmental parties began to meet in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. At the end of 2005, the Company had an accrual for off-site corrective action of $3 million (included in the total accrued obligation of $339 million at December 31, 2005) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At June 30, 2006, the accrual for off-site corrective action was $9 million (included in the total accrued obligation of $329 million at June 30, 2006).

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

Based on Union Carbide’s review of 2006 activity, Union Carbide determined that no change to the accrual was required at June 30, 2006. Union Carbide’s asbestos-related liability for pending and future claims was $1.4 billion at June 30, 2006. Approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $485 million at June 30, 2006 and $535 million at December 31, 2005. At June 30, 2006, $391 million ($398 million at December 31, 2005) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	June 30, 2006	Dec. 31, 2005
Receivables for defense costs	$21	$73
Receivables for resolution costs	333	327
Total	$354	$400

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the second quarter of 2006 ($14 million in the second quarter of 2005) and $28 million in the first six months of 2006 ($32 million in the first six months of 2005), and was reflected in “Cost of sales.”

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the second quarter of 2006, Union Carbide reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Other Litigation Matters

In addition to breast implant, DBCP, environmental, synthetic rubber industry, and polyurethane subpoena matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage that will be utilized to minimize the impact, if any, of the contingencies described above.

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

The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2006 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$288	$8
Residual value guarantees	2015	1,129	6
Total guarantees		$1,417	$14

Guarantees at December 31, 2005 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$401	$19
Residual value guarantees	2015	1,158	5
Total guarantees		$1,559	$24

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $85 million at June 30, 2006 and $92 million at December 31, 2005.

The following table shows changes in the aggregate carrying amount of the Company’s asset retirement obligations for the six months ended June 30, 2006:

Asset Retirement Obligations In millions	2006
Balance at January 1	$92
Additional accruals	1
Liabilities settled	(11)
Accretion expense	1
Revisions in estimated cash flows	—
Other	2
Balance at June 30	$85

As described in Note B, the Company has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. It is the opinion of the Company’s management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on the Company’s consolidated financial statements based on current costs.

NOTE F – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Defined Benefit Pension Plans:
Service cost	$71	$72	$141	$144
Interest cost	207	204	411	409
Expected return on plan assets	(275)	(265)	(548)	(531)
Amortization of prior service cost	5	6	10	12
Amortization of net loss	56	28	110	57
Net periodic benefit cost	$64	$45	$124	$91

Other Postretirement Benefits:
Service cost	$6	$6	$12	$12
Interest cost	29	31	58	62
Expected return on plan assets	(7)	(7)	(14)	(14)
Amortization of prior service credit	(2)	(2)	(4)	(4)
Amortization of net loss	2	3	4	6
Net periodic benefit cost	$28	$31	$56	$62

Employer Contributions

Pension Plans

The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee’s three highest consecutive years of compensation.

The Company’s funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. Dow expects to contribute $500 million to its pension plans in 2006. Contributions of $232 million were made in the first six months of 2006.

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

The Company funds most of the cost of these health care and life insurance benefits as incurred. Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2006. Consistent with that expectation, no contributions were made in the first six months of 2006. Benefit payments to retirees under these plans are expected to be $201 million in 2006. Payments of $86 million were made in the first six months of 2006.

NOTE G – STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, established fair value as the measurement objective and required entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applied to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced the adoption of a new rule that amended the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that began after June 15, 2005, which was January 1, 2006 for the Company. Effective January 1, 2006, the Company began expensing stock-based compensation newly issued in 2006 to employees in accordance with the fair-value-based measurement method of accounting set forth in SFAS No. 123R, using the modified prospective method.

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

	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income, as reported	$1,023	$1,265	$2,237	$2,618
Add: Stock-based compensation expense included in reported net income, net of tax	52	49	77	174
Deduct: Total stock-based compensation expense determined using the fair-value-based measurement method for all awards, net of tax	(52)	(33)	(77)	(143)
Pro forma net income	$1,023	$1,281	$2,237	$2,649
Earnings per share (in dollars):
Basic – as reported	$1.06	$1.31	$2.32	$2.73
Basic – pro forma	1.06	1.33	2.32	2.76
Diluted – as reported	1.05	1.30	2.29	2.69
Diluted – pro forma	1.05	1.31	2.29	2.72

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

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Dividend yield	3.69%	2.73%	3.33%	2.57%
Expected volatility	27.30%	23.01%	25.66%	22.17%
Risk-free interest rate	4.97%	3.18%	4.54%	3.64%
Expected life of stock options granted during period	6 years	5 years	6 years	5 years
Life of Employees’ Stock Purchase Plan	N/A *	5 months	6.6 months	5 months

*The annual plan for 2006 was granted in the first quarter of 2006 with a participation period of 10 months.

The dividend yield assumption for all periods was based on the Company’s current declared dividend as a percentage of the stock price on the grant date. The expected volatility assumption for the current year was based on an equal weighting of the historical daily volatility and current implied volatility from exchange-traded options for the contractual term of the options. The expected volatility assumption determined in the prior year was based entirely on the historical daily volatility of the Company’s stock. The risk-free interest rate in the current year was based on the weighted-average of U.S. Treasury strip rates over the contractual term of the options. The risk-free interest rate in the prior year was based on zero-coupon U.S. Treasury securities with maturities equal to the expected life of the option. Based on an analysis of historical exercise patterns, exercise rates were developed that resulted in an average life of 6 years for the current year. The expected life of the option in the prior year was based on historical data resulting in a 5-year life.

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

Employees’ Stock Purchase Plans Shares in thousands	Shares	Exercise Price*
Outstanding at January 1, 2006	—	—
Granted	4,398	$35.21
Exercised	(585)	35.21
Forfeited/Expired	(50)	35.21
Outstanding and exercisable at June 30, 2006	3,763	$35.21
Fair value of purchase rights granted during the period		$7.83

*Weighted-average per share

Additional Information about ESPPs	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted-average fair value per share of purchase rights granted	—	$6.77	$7.83	$6.77
Total compensation expense for ESPPs	$14	$3	$20	$12
Related tax benefit	$5	$1	$7	$4
Total amount of cash received from the exercise of ESPPs	$20	$41	$21	$85
Total intrinsic value of ESPPs exercised*	$3	$16	$3	$38
Related tax benefit	$1	$6	$1	$14

*Difference between the market price at exercise and the price paid by the employee to exercise the ESPPs

Stock Option Plans

Under the 1988 Award and Option Plan (the “1988 Plan”), a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. The terms of the grants are fixed at the grant date. At June 30, 2006, there were 23,402,193 shares available for grant under this plan.

No additional grants will be made under the 1994 Non-Employee Directors’ Stock Plan, which previously allowed the Company to grant up to 300,000 options to non-employee directors. At June 30, 2006, there were 59,850 options outstanding under this plan.

No additional grants will be made under the 1998 Non-Employee Directors’ Stock Plan, which previously allowed the Company to grant up to 600,000 options to non-employee directors. At June 30, 2006, there were 168,150 options outstanding under this plan.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Options vest from one to three years, and have a maximum term of 10 years.

The following table provides stock option activity for the first half of 2006:

Stock Options Shares in thousands; dollars in millions	Shares	Exercise Price*	Remaining Contractual Life*	Aggregate Intrinsic Value
Outstanding at January 1, 2006	45,489	$35.42
Granted	7,697	43.65
Exercised	(1,970)	29.46
Forfeited/Expired	(269)	43.43
Outstanding at June 30, 2006	50,947	$36.86	5.94 years	$252
Exercisable at June 30, 2006	37,610	$33.47	4.81 years	$252

*Weighted-average per share

Additional Information about Stock Options

	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted-average fair value per share of options granted	$9.54	$8.85	$10.31	$10.59
Total compensation expense for stock option plans	$26	$18	$39	$32
Related tax benefit	$9	$7	$14	$12
Total amount of cash received from the exercise of options	$23	$11	$58	$258
Total intrinsic value of options exercised*	$7	$6	$25	$180
Related tax benefit	$2	$2	$9	$67

*Difference between the market price at exercise and the price paid by the employee to exercise the options

Total unrecognized compensation cost related to unvested stock option awards was $99 million at June 30, 2006 and is expected to be recognized over a weighted-average period of 1.2 years.

Deferred and Restricted Stock

Under the 1988 Plan, the Company grants deferred stock to certain employees. The grants vest after a designated period of time, generally two to five years.

Deferred Stock

Shares in thousands	Shares	Grant Date Fair Value*
Nonvested at January 1, 2006	5,349	$42.13
Granted	1,376	43.46
Vested	(793)	29.80
Canceled	(115)	43.90
Nonvested at June 30, 2006	5,817	$44.08

*Weighted-average per share

Additional Information about Deferred Stock

	Three Months Ended		Six Months Ended
In millions	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Grant date fair value of deferred stock vested	$1	$64	$24	$71
Total fair value of deferred stock vested	$1	$101	$34	$111
Related tax benefit	$1	$37	$13	$41
Total compensation expense for deferred stock awards	$20	$16	$32	$30
Related tax benefit	$8	$6	$12	$11

Total unrecognized compensation cost related to deferred stock awards was $142 million at June 30, 2006 and is expected to be recognized over a weighted-average period of 2.1 years. At June 30, 2006, approximately 200,000 deferred shares with a weighted-average fair value per share of $42.78 had previously vested, but were not issued. These shares are scheduled to be issued to employees within one to four years or upon retirement.

Also under the 1988 Plan, the Company has granted performance deferred stock awards that vest when the Company attains specified performance targets over a pre-determined period, generally two to five years. Compensation expense related to performance deferred stock awards is recognized over the lesser of the service or performance period. The following table shows the performance deferred stock awards granted:

Performance Deferred Stock Awards

Shares in millions	Performance Period	Target Shares Granted*	Weighted-average Fair Value per Share
2006	January 1, 2006 – December 31, 2008	0.9	$43.67
2005	January 1, 2005 – December 31, 2007	1.0	$53.04

* At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of the target shares granted.

The following table shows changes in the nonvested performance deferred stock for the first half of 2006:

Performance Deferred Stock

Shares in thousands	Shares	Grant Date Fair Value*
Nonvested at January 1, 2006	6,002	$35.83
Granted	941	43.67
Vested	—	—
Canceled	(77)	41.01
Nonvested at June 30, 2006	6,866	$36.84

*Weighted-average per share

Total compensation expense for performance deferred stock awards was $23 million in the second quarter of 2006 ($41 million in the second quarter of 2005) and the related tax benefit was $9 million ($15 million in the second quarter of 2005). Total compensation expense for performance deferred stock awards was $31 million in the first six months of 2006 ($203 million in the first six months of 2005) and the related tax benefit was $11 million ($75 million in 2005). Total unrecognized compensation cost related to performance deferred stock awards was $93 million at June 30, 2006 and is expected to be recognized over a weighted-average period of 1.1 years. At June 30, 2006, approximately 1.3 million performance deferred shares with a weighted-average fair value of $37.26 per share had previously vested, but were not issued. These shares are scheduled to be issued in April 2007.

In addition, the Company is authorized to grant up to 300,000 deferred shares of common stock to executive officers of the Company under the 1994 Executive Performance Plan.

Under the 2003 Non-Employee Directors’ Stock Incentive Plan, a plan approved by stockholders, the Company may grant up to 1.5 million shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. In the first quarter of 2006, 53,900 stock options with a weighted-average fair value of $11.19 per share and 12,100 shares of restricted stock with a weighted-average fair value of $43.37 per share were issued under this plan. No shares were granted under this plan in the second quarter of 2006. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

NOTE H – EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$1,023	$1,023	$1,265	$1,265
Weighted-average common shares outstanding	963.5	963.5	964.1	964.1
Add dilutive effect of stock options and awards	—	12.1	—	12.1
Weighted-average common shares for EPS calculations	963.5	975.6	964.1	976.2
Earnings per common share	$1.06	$1.05	$1.31	$1.30
Stock options and deferred stock awards excluded from EPS calculations (1)		18.7		5.8

Earnings Per Share Calculations	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$2,237	$2,237	$2,618	$2,618
Weighted-average common shares outstanding	965.7	965.7	960.5	960.5
Add dilutive effect of stock options and awards	—	12.5	—	14.2
Weighted-average common shares for EPS calculations	965.7	978.2	960.5	974.7
Earnings per common share	$2.32	$2.29	$2.73	$2.69
Stock options and deferred stock awards excluded from EPS calculations (1)		16.9		4.4

(1)   Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE I – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

In the first quarter of 2006, Dow made some adjustments to its segment reporting to align this reporting with recent changes in the Company’s organization and its evolving strategic business model. The reporting changes are described below and reflected in the following Corporate Profile and in the segment information for the three months and six months ended June 30, 2006 and 2005. On July 11, 2006, the Company filed a Current Report on Form 8-K that provided revised historical information reflecting the change in the composition of the Company’s reported segments.

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

PERFORMANCE PLASTICS

Applications: automotive interiors, exteriors, under-the-hood and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • footwear • home and office furnishings:  kitchen appliances, power tools, floor care products, mattresses, carpeting, flooring, furniture padding, office furniture • information technology equipment and consumer electronics • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications•

Dow Automotive serves the global automotive market and is a leading supplier of plastics, adhesives, sealants and other plastics-enhanced products for interior, exterior, under-the-hood, vehicle body structure and acoustical management technology solutions. With offices and application development centers around the world, Dow Automotive provides materials science expertise and comprehensive technical capabilities to its customers worldwide.

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

Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe • textiles • toys, playground equipment and recreational products • wire and cable compounds•

The Polyethylene business is the world’s leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and all process technologies, the business offers customers one of the industry’s broadest ranges of polyethylene resins via a strong global network of local experts focused on partnering for long-term success.

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

•                  Products: STYRON A-TECH™ and C-TECH™ advanced technology polystyrene resins and a full line of STYRON™ general purpose polystyrene resins; STYRON™ high-impact polystyrene resins

The Basic Plastics segment also includes the results of Equipolymers and a portion of the results of EQUATE Petrochemical Company K.S.C. and the Siam Group, all joint ventures of the Company.

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

•                  Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

The Hydrocarbons and Energy segment also includes the results of Compañía Mega S.A. and a portion of the results of the Siam Group, both joint ventures of the Company.

Unallocated and Other includes the results of Dow Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; the Company’s insurance operations and environmental operations; and overhead and other cost recovery variances not allocated to the operating segments.

Operating Segments	Three Months Ended		Six Months Ended
In millions	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Sales by operating segment
Performance Plastics	$3,442	$3,052	$6,935	$6,037
Performance Chemicals	1,968	1,883	3,854	3,805
Agricultural Sciences	962	1,031	1,923	2,020
Basic Plastics	2,986	2,577	5,783	5,386
Basic Chemicals	1,416	1,351	2,784	2,821
Hydrocarbons and Energy	1,654	1,468	3,074	2,902
Unallocated and Other	81	88	176	158
Total	$12,509	$11,450	$24,529	$23,129
EBIT(1) by operating segment
Performance Plastics	$412	$498	$1,138	$965
Performance Chemicals	362	406	663	856
Agricultural Sciences	161	238	377	497
Basic Plastics	493	527	969	1,351
Basic Chemicals	219	267	373	694
Hydrocarbons and Energy	2	—	—	—
Unallocated and Other	(180)	(172)	(314)	(560)
Total	$1,469	$1,764	$3,206	$3,803
Equity in earnings of nonconsolidated affiliates by operating segment (included in EBIT)
Performance Plastics	$26	$52	$47	$108
Performance Chemicals	115	84	184	164
Agricultural Sciences	—	—	—	—
Basic Plastics	36	49	62	112
Basic Chemicals	35	33	63	99
Hydrocarbons and Energy	20	8	42	18
Unallocated and Other	—	(2)	2	(2)
Total	$232	$224	$400	$499

(1)          The Company uses EBIT (which Dow defines as earnings (loss) before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Unallocated and Other. A reconciliation of EBIT to “Net Income Available for Common Stockholders” is provided below:

	Three Months Ended		Six Months Ended
In millions	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
EBIT	$1,469	$1,764	$3,206	$3,803
+ Interest income	38	27	80	56
- Interest expense and amortization of debt discount	151	188	307	375
- Provision for income taxes	310	317	694	825
- Minority interests’ share in income	23	21	48	41
Net Income Available for Common Stockholders	$1,023	$1,265	$2,237	$2,618

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2006 and 2005 were immaterial.

Geographic Areas	Three Months Ended		Six Months Ended
In millions	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Sales by geographic area
United States	$4,654	$4,368	$9,389	$8,745
Europe	4,612	4,166	8,859	8,607
Rest of World	3,243	2,916	6,281	5,777
Total	$12,509	$11,450	$24,529	$23,129

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

OVERVIEW

In the second quarter of 2006, the Company’s management and employees continued to focus on financial discipline, lowering the total cost to serve customers and price/volume management, in an effort to further improve Dow’s financial performance. The Company also continued to face the challenges of higher feedstock and energy costs. For the second quarter of 2006, record quarterly sales were achieved with sales up 9 percent from the second quarter of last year and 4 percent from the first quarter of 2006. This increase was due in part to an increase in prices, up 5 percent overall, driven by significantly higher feedstock and energy costs. Feedstock and energy costs were up 18 percent over the second quarter of last year, adding approximately $800 million in higher costs. Other raw materials were also up, adding another $120 million to cost of sales. Operating expenses rose in the second quarter of 2006, but remained low as a percentage of total sales. Capital spending remained on target in the second quarter at $407 million, bringing year-to-date capital spending to $698 million; the Company plans to spend approximately $1.8 billion on capital expenditures in 2006. Dow’s results for the three-month and six-month periods ended June 30, 2006 are discussed in further detail below.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales	$12,509	$11,450	$24,529	$23,129

Cost of sales	$10,624	$9,300	$20,427	$18,637
Percent of sales	84.9%	81.2%	83.3%	80.6%

Research and development, and selling, general and administrative expenses	$689	$654	$1,355	$1,300
Percent of sales	5.5%	5.7%	5.5%	5.6%

Effective tax rate	22.9%	19.8%	23.3%	23.7%

Net income available for common stockholders	$1,023	$1,265	$2,237	$2,618

Earnings per common share – basic	$1.06	$1.31	$2.32	$2.73
Earnings per common share – diluted	$1.05	$1.30	$2.29	$2.69

Operating rate percentage	84%	83%	84%	85%

RESULTS OF OPERATIONS

Net sales for the second quarter of 2006 were $12.5 billion, up 9 percent from $11.5 billion in the second quarter of last year, and a new quarterly sales record. Compared with the same quarter of 2005, prices rose 5 percent and volume grew 4 percent. Prices improved in all operating segments, except Performance Chemicals and Agricultural Sciences, with significant increases in Basic Plastics, up 11 percent, and Hydrocarbons and Energy, up 18 percent, driven by a significant year-over-year increase in feedstock and energy costs. From a geographic standpoint, prices rose in all geographic areas except Asia Pacific, which experienced a 3 percent decline in prices, including the negative impact of currency which accounted for one-quarter of the decline. Compared with the second quarter of last year, the change in volume by operating segment was mixed, with increases in Performance Plastics (up 11 percent), Performance Chemicals (up 6 percent) and Basic Plastics (up 5 percent); and declines in Agricultural Sciences and Hydrocarbons and

Energy (both down 5 percent). Volume for Basic Chemicals was unchanged from the second quarter of 2005. Performance Plastics volume improved largely due to the addition of sales of ENGAGETM, NORDELTM and TYRINTM elastomers, acquired mid-year 2005 when Dow divested its interest in DuPont Dow Elastomers L.L.C. (“DDE”). By geographic area, volume improved in all geographic areas except North America, where volume was flat in the United States and down in Canada. Sales for the first six months of 2006 were $24.5 billion, up 6 percent from $23.1 billion in the same period last year. Compared with the first half of 2005, both prices and volume were up 3 percent. In addition to the increase in Performance Plastics volume related to the elastomers acquired from DDE, year-to-date volume for Performance Plastics improved due to lump sum technology licensing revenue earned in the first quarter of 2006. For additional details, see the Sales Volume and Price table at the end of the section entitled “Segment Results.”

Gross margin was $1.9 billion for the second quarter of 2006, down from $2.2 billion in the second quarter of last year. Despite an increase in sales, gross margin declined principally due to an increase of approximately $800 million in feedstock and energy (“H&E”) costs and higher non-H&E raw material costs of $120 million in the second quarter of 2006. Year to date, gross margin was $4.1 billion, compared with $4.5 billion in the first six months of 2005.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 84 percent in the second quarter of 2006, compared with 83 percent in the second quarter of 2005. For the first half of 2006, Dow’s global plant operating rate was 84 percent, down from 85 percent in the same period of 2005. Compared with last year, the Company’s operating rate was lower due to an increase in planned maintenance turnarounds at several of Dow’s manufacturing facilities.

Personnel count was 42,372 at June 30, 2006, down from 42,413 at December 31, 2005 and 42,832 at June 30, 2005. Despite the addition of approximately 115 employees associated with the acquisition of businesses from DDE mid-year 2005, headcount has continued to decline as the Company has remained focused on improving organizational efficiency and financial performance.

Operating expenses (research and development, and selling, general and administrative expenses) totaled $689 million in the second quarter of 2006, up $35 million or 5 percent, from $654 million in the second quarter of last year. Compared with last year, research and development (“R&D”) expenses increased $16 million, and selling, general and administrative (“SG&A”) expenses increased $19 million. More than half of the increase in operating expenses resulted from the adoption of SFAS No. 123R, which requires the allocation of a portion of stock-based compensation expense to operating expenses. Prior to the adoption of SFAS No. 123R on January 1, 2006, all stock-based compensation expense was reflected in “Cost of sales.” See Notes B and G to the Consolidated Financial Statements for additional information on this accounting standard. In addition to the increase in stock-based compensation expense, expenses related to the businesses acquired from DDE and expenses related to the Company’s new “Human Element” advertising campaign contributed to the increase in operating expenses. For the first half of 2006, operating expenses totaled $1,355 million, up $55 million (4 percent) from $1,300 million in the first half of 2005. The increase included higher R&D expenses of $39 million and higher SG&A expenses of $16 million. Despite these increases, operating expenses remained low as a percentage of net sales.

Amortization of intangibles was $12 million in the second quarter of 2006, compared with $13 million in the second quarter of last year. For the first half of 2006, amortization of intangibles was $24 million, compared with $27 million for the same period last year. See Note D to the Consolidated Financial Statements for additional information on intangible assets.

Dow’s share of the earnings of nonconsolidated affiliates was $232 million in the second quarter of 2006, compared with $224 million in the second quarter of last year. For the first six months of 2006, equity earnings were $400 million, compared with $499 million for the same period last year. Compared with last year, year-to-date equity earnings declined as lower results from EQUATE Petrochemical Company K.S.C. (“EQUATE”), the OPTIMAL Group (“OPTIMAL”), and Siam Polyethylene Company Limited (“Siam Polyethylene”), and the absence of equity earnings from DDE and UOP LLC (“UOP”), which the Company exited in 2005, more than offset improved equity earnings from Dow Corning Corporation (due to a favorable tax settlement reached in the second quarter of 2006), Compañía Mega S.A., MEGlobal and Univation Technologies, LCC. Results from EQUATE and OPTIMAL were lower in 2006 due to planned maintenance turnarounds at the joint ventures in the first quarter of this year. The maintenance turnaround at EQUATE continued into the second quarter of 2006.

Sundry income – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income – net for the second quarter of 2006 was $53 million, compared with $57 million in the same quarter of 2005. In the second quarter of 2005, net sundry income was reduced by a loss of $31 million associated with the early extinguishment of $845 million of debt. Year to date, net sundry income was $83 million, compared with $139 million in the first half of 2005. In 2005, year-to-date net sundry income included a $70 million pretax gain ($41 million reflected in the Basic Chemicals segment; $29 million reflected in the Basic Plastics segment) recorded in the first quarter on the sale of a portion of Union Carbide’s interest in EQUATE.

Net interest expense (interest expense less capitalized interest and interest income) was $113 million in the second quarter of 2006, compared with $161 million in the second quarter of last year. Year-to-date, net interest expense was $227 million, down from $319 million in the first six months of 2005. Compared with last year, net interest expense was lower due to higher interest income, reflecting an increase in interest rates, and lower interest expense, reflecting a significant reduction in total debt.

The effective tax rate for the second quarter of 2006 was 22.9 percent, versus 19.8 percent for the second quarter of 2005. The effective tax rate for the first six months of 2006 was 23.3 percent, compared with 23.7 percent for the same period last year. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. In the first quarter of 2006, the closure of tax audit issues in the United States lowered the effective tax rate compared with last year. In the second quarter of 2006, the effective tax rate was favorably impacted by an enacted reduction in the Canadian tax rate. In the second quarter of 2005, the Company finalized its plan for the repatriation of foreign earnings subject to the requirements of the American Jobs Creation Act of 2004 (“AJCA”), resulting in a credit to the “Provision for income taxes” of $113 million. Absent this credit, the effective tax rate for the second quarter of 2005 would have been 26.8 percent; and the effective tax rate for the first six months of 2005 would have been 26.9 percent.

Net income available for common stockholders was $1,023 million or $1.05 per share for the second quarter of 2006, compared with $1,265 million or $1.30 per share for the second quarter of 2005. Net income for the first six months of 2006 was $2,237 million or $2.29 per share, compared with $2,618 million or $2.69 per share for the same period of 2005. The following tables summarize the impact of certain items recorded in the three-month and six-month periods ended June 30, 2005, as previously described in this section:

	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Loss on early extinguishment of debt	—	$(31)	—	$(20)	—	$(0.02)
AJCA repatriation of foreign earnings	—	—	—	113	—	0.12
Total	—	$(31)	—	$93	—	$0.10

	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Gain on sale of EQUATE shares	—	$70	—	$46	—	$0.05
Loss on early extinguishment of debt	—	(31)	—	(20)	—	(0.02)
AJCA repatriation of foreign earnings	—	—	—	113	—	0.12
Total	—	$39	—	$139	—	$0.15

(1) Impact on “Income before Income Taxes and Minority Interests”

(2) Impact on “Net Income Available for Common Stockholders”

(3) Impact on “Earnings per common share – diluted”

SEGMENT RESULTS

In the first quarter of 2006, Dow made some adjustments to its segment reporting to align this reporting with recent changes in the Company’s organization and its evolving strategic business model. Detailed information regarding the changes can be found in Note I to the Consolidated Financial Statements.

The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Unallocated and Other. See Note I to the Consolidated Financial Statements for a reconciliation of EBIT to “Net Income Available for Common Stockholders.”

PERFORMANCE PLASTICS

Performance Plastics sales were $3,442 million for the second quarter of 2006, up 13 percent from $3,052 million in the second quarter of 2005 due to an 11 percent improvement in volume and 2 percent increase in price. The improvement in volume was largely due to the addition of ENGAGETM, NORDELTM and TYRINTM elastomers, which were acquired mid-year 2005 when Dow divested its interest in DDE (mentioned previously). Excluding the acquisition of these products, volume increased 4 percent versus the second quarter of 2005. Overall, prices rose 2 percent as price increases were partially offset by a 1 percent decline related to currency, principally in Europe. EBIT for the segment was $412 million in the second quarter, down from $498 million in the same period of last year. EBIT declined as the impact of higher feedstock and energy costs, higher operating expenses and lower equity earnings more than offset improved volume and operating rates. Equity earnings were lower in the second quarter of this year due to last year’s dissolution of DDE and the fourth quarter 2005 sale of Union Carbide’s indirect 50 percent interest in UOP. In addition, the results for the second quarter of 2005 included a gain of $31 million associated with the dissolution of DDE and the acquisition of certain DDE assets.

Dow Automotive sales for the second quarter of 2006 were down slightly from the record level achieved a year ago. Despite this decline, the second quarter represented the second best quarterly sales for the business. Compared with the second quarter of last year, volume declined 5 percent, but was partially offset by a 4 percent increase in price. Volume declined primarily in North America, where auto builds were down. Latin America and Asia Pacific continued their positive growth trends with Latin America setting a quarterly sales record, up 40 percent from the same period a year ago. EBIT for the business declined significantly from the second quarter of last year due to the decline in volume, higher raw material costs, and increased spending associated with the consolidation of manufacturing operations in North America and Europe.

Dow Building Solutions sales for the second quarter of 2006 were up 6 percent versus the same quarter last year with volume improving 5 percent and price up 1 percent. Compared with last year, volume improved as softness in residential housing was more than offset by strong demand in commercial building. EBIT was flat with the same quarter of 2005 as increased raw material costs and spending on growth initiatives offset the additional margin realized on the increase in sales volume.

Dow Epoxy sales for the second quarter of 2006 were up 6 percent from the same period last year, as volume strengthened and price remained unchanged from a year ago. Volume improvement was broad-based across end-use applications. Particular strength was reported for civil engineering applications in Europe and coatings in Asia Pacific. EBIT for the business was relatively flat versus the second quarter of last year as margin on increased volume offset the impact of higher feedstock and energy costs.

Polyurethanes and Thermoset Systems sales increased 5 percent from the second quarter of 2005 with volume up 3 percent and price up 2 percent. Volume improved as solid gains from polyols, isocyanates and thermoset systems were partially offset by lower sales of propylene oxide. Sales of GREAT STUFFTM polyurethane foam sealant set a new quarterly record. Compared with the second quarter of last year, EBIT declined as volume growth and price increases were more than offset by rising feedstock and energy costs, higher operating costs and costs associated with major planned maintenance activity in the second quarter of this year.

Specialty Plastics and Elastomers sales for the second quarter were up 40 percent versus the same quarter of 2005 driven by higher volume, reflecting the addition of ENGAGETM, NORDELTM and TYRINTM elastomers. Excluding the acquisition of these products from DDE, volume was up approximately 6 percent from the same quarter last year with strong growth in engineering plastics, synthetic rubber and specialty copolymers, particularly in Europe and Asia Pacific. Despite the increase in volume, EBIT for the second quarter of 2006 was down significantly from last year, due to substantial increases in feedstock and energy costs, lower equity earnings due to the divestiture of DDE, and higher operating expenses related to the acquisition of products from DDE. In addition, EBIT in the first six months of 2005 included a $31 million gain on the dissolution of DDE.

Technology Licensing and Catalyst sales for the second quarter were up from the second quarter of 2005 due to higher ongoing royalties and increased catalyst sales. EBIT improved as the additional margin from increased sales more than offset a decline in equity earnings due to the sale of Union Carbide’s indirect 50 percent interest in UOP in the fourth quarter of 2005.

For the first half of 2006, Performance Plastics sales were $6,935 million, up 15 percent from $6,037 million in the first half of 2005, driven by a 14 percent increase in volume and a 1 percent increase in price, including the negative impact of currency (principally in Europe) which reduced sales by 2 percent. Excluding the impact of acquiring ENGAGETM, NORDELTM and TYRINTM elastomers from the dissolution of DDE, volume was up 7 percent versus the same period last year. Lump sum licensing revenue earned in the first quarter of 2006 contributed to the increase in volume. Performance Plastics EBIT was $1,138 million for the first six months of 2006, up from $965 million for the same period in 2005, as higher sales and improved operating rates more than offset a significant increase in feedstock and energy costs, higher operating expenses and lower equity earnings.

PERFORMANCE CHEMICALS

Performance Chemicals sales were $1,968 million in the second quarter of 2006, up 5 percent from $1,883 million in the second quarter of 2005. Compared with last year, volume increased 6 percent, while price declined 1 percent. EBIT for the second quarter was $362 million, down from $406 million in the second quarter of 2005. Compared with last year, EBIT declined as the benefit of volume gains and higher equity earnings from OPTIMAL and Dow Corning (which benefited from a favorable tax settlement reached in the second quarter of 2006) was more than offset by higher feedstock and energy costs and lower selling prices.

Designed Polymers sales for the quarter were up 7 percent from the second quarter of 2005, reflecting a 9 percent increase in volume and a 2 percent decrease in price. Improvements in volume were broad-based in the second quarter with strong sales for biocides, specialty chemical products of ANGUS Chemical Company, liquid membranes and ion exchange resins. Compared with the second quarter of last year, EBIT improved slightly as volume growth, improved operating rates and a favorable litigation settlement more than offset the decline in prices and increased raw material costs.

Dow Latex and Acrylic Monomers sales for the quarter were down 1 percent compared with the second quarter of 2005, as a 6 percent decline in prices more than offset volume growth of 5 percent. Prices for acrylates declined significantly compared with the strong levels of a year ago due to recent capacity additions within the industry. Compared with last year, volume was strong in Europe for paper and carpet latex, as well as acrylic monomers. Despite increased volume, EBIT for the second quarter of 2006 declined significantly from the same quarter last year principally due to the decline in selling prices, a significant increase in feedstock and energy costs, and lower operating rates.

Specialty Chemicals sales were up 8 percent compared with the second quarter of 2005, due to a 5 percent increase in volume and a 3 percent increase in price. Volume improvement was broad-based with increased sales across most product lines and geographic areas. Price increases were principally driven by raw material cost pressures. Despite increases in price and volume, as well as higher equity earnings from OPTIMAL, EBIT was up only slightly due to higher raw material and energy costs in the second quarter of this year.

Performance Chemicals sales were $3,854 million for the first six months of 2006, up 1 percent from $3,805 million in the same period last year, reflecting a 2 percent increase in volume and a 1 percent decline in price (due to the unfavorable impact of currency in Europe). EBIT for the first six months of 2006 was $663 million, compared with $856 million in 2005. Despite volume growth and improved equity earnings from OPTIMAL and Dow Corning, EBIT declined in 2006 due to significantly higher raw material and energy costs, lower selling prices and lower operating rates.

AGRICULTURAL SCIENCES

Sales for Agricultural Sciences were $962 million in the second quarter of 2006, down 7 percent from $1,031 million a year ago, as volume declined 5 percent and price declined 2 percent. Compared with the second quarter of last year, the decline in volume was led by reduced sales of selective corn herbicides in North America, due to a shift by farmers to plant herbicide tolerant corn, and competitive conditions in the corn seed sector. Unfavorable weather conditions in parts of the United States also contributed to reduced herbicide sales. In addition, U.S. fungicide sales were lower in the second quarter of 2006 due to fewer concerns about a potential outbreak of soybean rust. Partially offsetting these declines were strong sales for the new range and pasture herbicide, aminopyralid. The Company’s new business platform for sales of NATREON™ healthy oil continued to ramp up, and two North American restaurant chains converted to this product. In Brazil, farming economics negatively impacted price. EBIT for the second quarter of 2006 was $161 million, down from $238 million in the second quarter of last year, principally due to lower volume and higher raw material costs.

For the first six months of 2006, sales for Agricultural Sciences were $1,923 million, down 5 percent from $2,020 million in 2005, due to a 3 percent decline in volume and a 2 percent drop in price related to the unfavorable impact of currency in Europe. Compared with the first half of 2005, volume in North America was down due to competitive pressures in the corn seed sector and reduced selective herbicide sales. Pressure from generic products and poor weather conditions in Europe also contributed to the decline in volume. For the first six months of 2006, EBIT for the segment was $377 million, down from $497 million a year ago due to reduced sales volume and higher raw material and energy costs.

BASIC PLASTICS

Basic Plastics sales for the second quarter of 2006 were $2,986 million, up 16 percent from $2,577 million a year ago, as prices rose 11 percent and volume increased 5 percent. Strong increases in price were reported in North America and Europe, the result of significantly higher feedstock and energy costs in the second quarter of this year, while modest price improvement was reported in Asia Pacific and Latin America. Volume grew in all geographic areas as overall demand continued to improve. EBIT for the second quarter was $493 million, down 6 percent from $527 million in the second quarter of 2005, primarily due to higher costs for raw materials and reduced equity earnings from Siam Polyethylene and EQUATE.

Polyethylene sales were up significantly in the second quarter of 2006 as prices rose 14 percent and volume improved 6 percent. While prices were up in all geographic areas, the most significant increases were reported in North America and Europe, where double-digit price increases reflected the impact of significantly higher feedstock and energy costs, and generally good industry conditions. Volume was up in all geographic areas, except Europe, as demand improved and customers began to replenish inventories. Volume in Europe was negatively impacted by planned maintenance turnarounds at the Company’s plants in The Netherlands and Germany. Despite improved sales, EBIT for the second quarter declined from the same period last year, due to significantly higher raw material costs and lower equity earnings from EQUATE and Siam Polyethylene.

Polypropylene sales were up 17 percent from the second quarter of 2005, due to a 16 percent increase in prices and a 1 percent improvement in volume. Strong, double-digit price improvement was reported in all geographic areas, reflecting the impact of significantly higher feedstock and energy costs compared with the second quarter of 2005. Volume improved in North America and Europe due to continued high levels of demand, which offset a decline in Asia Pacific, where weaker demand and lower prices made it less attractive economically to import polypropylene from North America. EBIT improved from the same quarter last year as higher prices combined with lower manufacturing costs to offset the impact of significantly higher feedstock and energy costs. In the second quarter of 2005, manufacturing costs were increased by an unplanned outage at the Company’s polypropylene plant in Freeport, Texas.

Polystyrene sales for the second quarter of 2006 were up 1 percent as a 4 percent decline in prices was offset by a 5 percent increase in volume. Prices declined in all geographic areas, except Europe, where a modest improvement was reported. The decline in prices reflected the continuation of relatively weak demand. Volume improved, particularly in Asia Pacific where customers began to restock inventories ahead of the Christmas season. Compared with the second quarter of last year, volume was up 15 percent in Asia Pacific. EBIT for the business was unchanged from the second quarter of 2005.

Basic Plastics sales for the first six months of 2006 were $5,783 million, up 7 percent from $5,386 million in the first half of 2005. Compared with 2005, prices were up 5 percent and volume improved 2 percent. EBIT for the first half of 2006 was $969 million, down from $1,351 million in the first half of 2005. Despite improved price and volume, EBIT declined significantly during the first half of 2006 due to sharp increases in feedstock and energy costs, as well as increases in other raw material costs, and a decline in equity earnings. In addition, EBIT in the first six months of 2005 included a $29 million gain on the sale of EQUATE shares.

BASIC CHEMICALS

Second quarter sales for the Basic Chemicals segment were $1,416 million, up 5 percent from $1,351 million for the second quarter of last year. Volume was flat versus the second quarter of 2005 with higher demand for ethylene oxide / ethylene glycol (“EO/EG”) offsetting a modest decline in chlor-alkali and derivative products. Caustic soda volume was lower as weakness in pulp and paper, chemical processing, and soap and detergent applications more than offset continued strong demand in the alumina industry. Volume for vinyl chloride monomer (“VCM”) matched last year levels, with good demand for polyvinyl chloride in seasonal applications. EO/EG reported volume growth in all geographic areas with good demand from the polyester and PET industries. Prices increased 5 percent, with improvement in all major products. In Core Chemicals, prices improved for caustic soda and VCM due to solid industry fundamentals, while a modest improvement in EO/EG prices was not sufficient to offset a significant increase in raw material costs. Despite the increase in prices, EBIT of $219 million in the second quarter of 2006 was down from $267 million in the second quarter of last year, primarily due to the impact of higher feedstock and energy costs, as well as lower operating rates in some businesses.

For the first half of 2006, sales for the Basic Chemicals segment were $2,784 million, down 1 percent from $2,821 million for the same period last year. Compared with last year, volume declined 2 percent, as prices increased 1 percent, including the unfavorable impact of currency (principally in Europe), which reduced sales 1 percent. EBIT for the first six months of 2006 was $373 million, down significantly from the very strong $694 million reported in the same period last year, as higher feedstock and energy costs significantly reduced profitability in EG and VCM. Lower equity earnings from EQUATE and OPTIMAL also contributed to the decline in EBIT. In addition, results for the first half of 2005 included a gain of $41 million associated with the sale of EQUATE shares.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales for the second quarter of 2006 were $1,654 million, up 13 percent from $1,468 million in the second quarter of 2005. Despite a 5 percent decline in volume, sales were up from last year due to an 18 percent increase in selling prices, which was driven by significantly higher feedstock costs. Purchased feedstock and energy costs were up 18 percent from the same period last year. Volume was down from the second quarter of 2005 principally due to reduced ethylene sales to MEGlobal, as that joint venture conducted a series of planned maintenance turnarounds in Canada. For the first half of 2006, sales for the Hydrocarbons and Energy segment were $3,074 million, up 6 percent from $2,902 million in the same period last year, as a 16 percent increase in selling prices was partially offset by a 10 percent decline in volume. Year to date, feedstock costs were up $1.6 billion, or 19 percent, compared with the first six months of 2005.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at cost. Hydrocarbons and Energy EBIT for the second quarter of 2006 was $2 million versus $0 million in the same quarter of last year. Year-to-date EBIT for 2006 was $0 million, unchanged from the first six months of 2005.

UNALLOCATED AND OTHER

Sales for Unallocated and Other, which primarily relate to the Company’s insurance operations, were $81 million in the second quarter of 2006, down from $88 million in the same period of 2005. Year-to-date sales were $176 million, up 11 percent from $158 million in the first six months of 2005.

Included in the results for Unallocated and Other are:

•                  results of insurance operations,

•                  gains and losses on sales of financial assets,

•                  stock-based compensation expense,

•                  expenses related to Dow Ventures,

•                  asbestos-related defense and resolution costs,

•                  foreign exchange hedging results, and

•                  overhead and other cost recovery variances not allocated to the operating segments.

EBIT for the second quarter of 2006 was a loss of $180 million, compared with a loss of $172 million for the second quarter of 2005. Compared with last year, results declined due to an increase in stock-based compensation expense and an unfavorable swing in foreign exchange hedging results. In the second quarter of 2005, EBIT included a loss of $31 million associated with the early extinguishment of $845 million of debt.

EBIT for the first six months of 2006 was a loss of $314 million, compared with a loss of $560 million for the same period last year. Compared with last year, 2006 year-to-date results were favorably impacted by lower stock-based compensation expense of approximately $135 million and lower expenses related to the allowance for doubtful receivables of approximately $60 million. As mentioned previously, results in the first six months of last year were reduced by a $31 million loss on the early extinguishment of debt.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	11%	2%	13%	14%	1%	15%
Performance Chemicals	6	(1)	5	2	(1)	1
Agricultural Sciences	(5)	(2)	(7)	(3)	(2)	(5)
Basic Plastics	5	11	16	2	5	7
Basic Chemicals	—	5	5	(2)	1	(1)
Hydrocarbons and Energy	(5)	18	13	(10)	16	6
Total	4%	5%	9%	3%	3%	6%
Geographic area sales
United States	—	7%	7%	1%	6%	7%
Europe	5%	6	11	2	1	3
Rest of World	9	2	11	7	2	9
Total	4%	5%	9%	3%	3%	6%

OUTLOOK

Continued global GDP growth should drive higher demand for the chemical industry, especially in China and other emerging regions of the world. With supply growth limited, industry supply/demand balances should remain favorable. However, continued volatility in feedstock and energy costs adds uncertainty to the profit outlook. Crude oil and natural gas are expected to remain high and volatile, with that volatility accentuated by geopolitical uncertainties, particularly for oil. Brent crude is expected to remain above $70 per barrel in the months ahead. Barring significant disruptions from hurricanes, U.S. natural gas is expected to average between $6.00 and $7.00 per MM Btu for several months, before rising late in the year.

For the third quarter of 2006, purchased feedstock and energy costs are expected to be about $400 million higher than in second quarter of 2006, although this expectation may be impacted by continued volatility. Prices for crude oil, naphtha and ethane are all expected to average higher in the third quarter, while U.S. natural gas prices are expected to remain relatively stable barring a significant disruption from hurricanes.

With many price increases announced, product prices are expected to rise in response to higher feedstock and energy costs, but the full implementation of these increases may not be fast enough to result in margin expansion for some businesses. The solid demand experienced during the second quarter of 2006 is expected to continue into the third quarter for many of Dow’s businesses, although Dow AgroSciences and certain other businesses expect to see a typical seasonal decline.

Given the challenges of the first half of the year, the Company believes it will be difficult to meet its earlier expectation that earnings in 2006 will be better than in 2005. However, 2006 and 2007 are still expected to be very good years for Dow.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	June 30, 2006	June 30, 2005
Cash provided by (used in):
Operating activities	$1,935	$2,442
Investing activities	(852)	(855)
Financing activities	(1,736)	(1,304)
Effect of exchange rate changes on cash	9	(229)
Net change in cash and cash equivalents	$(644)	$54

Cash provided by operating activities was lower in the first six months of 2006 than in the same period last year due to lower earnings and an increase in working capital requirements. At June 30, 2006, total inventories were $5.8 billion, up from $5.3 billion at year-end 2005, due in part to higher costs for feedstocks and energy, as well as other raw materials.

Cash used in investing activities in the first six months of 2006 declined slightly compared with the same period last year. While the Company acquired previously leased assets for $100 million and increased capital expenditures $48 million in the first six months of 2006, cash used in investing activities in the first six months of last year included $98 million for the acquisition of the remaining 28 percent of PBBPolisur S.A., a consolidated company, and $170 million paid to Cargill Dow LLC, a former 50:50 joint venture of the Company, partially offset by proceeds of $87 million from the sale of DDE.

Cash used in financing activities in the first six months of 2006 increased significantly compared with the same period last year, principally due to an increase in purchases of treasury stock (related to a share repurchase program authorized in July 2005), an increase in dividends paid to stockholders and a decline in proceeds from sales of common stock (related to the exercise of stock options and the Employees’ Stock Purchase Plan), partially offset by lower payments on long-term debt. During the second quarter of 2005, the Company significantly reduced debt levels, including the early extinguishment of $845 million of debt.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	June 30, 2006	Dec. 31, 2005
Current assets	$17,398	$17,404
Current liabilities	9,602	10,663
Working capital	$7,796	$6,741
Current ratio	1.81:1	1.63:1
Days-sales-outstanding-in-receivables	39	39
Days-sales-in-inventory	61	59

Total Debt In millions	June 30, 2006	Dec. 31, 2005
Notes payable	$191	$241
Long-term debt due within one year	778	1,279
Long-term debt	9,248	9,186
Total debt	$10,217	$10,706
Debt as a percent of total capitalization	36.0%	39.1%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At June 30, 2006, there were no commercial paper borrowings outstanding. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. At the beginning of 2006, these facilities included a $1.25 billion 364-day revolving credit facility, set to mature in April 2006, and a $1.75 billion 5-year revolving credit facility, with an April 2009 maturity date. In April 2006, these credit facilities were replaced with a $3 billion 5-year revolving credit facility which matures in April 2011.

At June 30, 2006, the Company had $3.5 billion of SEC-registered securities available for issuance under U.S. shelf registrations, as well as Euro 1.5 billion (approximately $1.9 billion) available for issuance under the Company’s Euro Medium Term Note Program.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At June 30, 2006, the Company was in compliance with all of these covenants and default provisions. For information on Dow’s covenants and default provisions, see Note L to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007. During the first six months of 2006, the Company purchased 12,010,800 shares of the Company’s common stock under this program. See PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The Company also had outstanding guarantees at June 30, 2006. Additional information related to these guarantees can be found in the “Guarantees” table provided in Note E to the Consolidated Financial Statements.

Dividends

On July 28, 2006, the Company paid a quarterly dividend of $0.375 per share to stockholders of record on June 30, 2006. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 94-year period, Dow has increased the amount of the quarterly dividend 46 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2006	2005
Claims unresolved at January 1	146,325	203,416
Claims filed	9,130	20,456
Claims settled, dismissed or otherwise resolved	(34,327)	(25,402)
Claims unresolved at June 30	121,128	198,470
Claimants with claims against both Union Carbide and Amchem	42,096	64,682
Individual claimants at June 30	79,032	133,788

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

Based on Union Carbide’s review of 2006 activity, Union Carbide determined that no change to the accrual was required at June 30, 2006. Union Carbide’s asbestos-related liability for pending and future claims was $1.4 billion at June 30, 2006. Approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Six Months Ended		Aggregate Costs
In millions	June 30, 2006	June 30, 2005	to Date as of June 30, 2006
Defense costs	$28	$32	$447
Resolution costs	$73	$98	$1,138

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $485 million at June 30, 2006 and $535 million at December 31, 2005. At June 30, 2006, $391 million ($398 million at December 31, 2005) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	June 30, 2006	Dec. 31, 2005
Receivables for defense costs	$21	$73
Receivables for resolution costs	333	327
Total	$354	$400

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the second quarter of 2006 ($14 million in the second quarter of 2005) and $28 million in the first six months of 2006 ($32 in the first six months of 2005), and was reflected in “Cost of sales.”

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the second quarter of 2006, Union Carbide reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the second quarter of 2006. For a summary of the history and current status of this matter, see Note E to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters

The Company and the Texas Commission on Environmental Quality (the “TCEQ”) are in the process of combining 12 Notices of Enforcement (“NOEs”) issued by the TCEQ in relation to the Company’s Freeport, Texas, site into a single enforcement matter for resolution. Nine of the 12 initial penalty assessments associated with the NOEs were received by the Company in the second quarter of 2006. The 12 NOEs primarily relate to alleged fugitive air emissions, air emission events and environmental recordkeeping violations; and seek a combined civil penalty of $858,738. While the Company expects that the penalty will ultimately be reduced, resolution of all 12 NOEs will result in a combined civil penalty in excess of $100,000.

ITEM 1A. RISK FACTORS.

There were no material changes in the Company’s risk factors in the second quarter of 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2006:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program (2)	Maximum number of shares that may yet be purchased under the Company’s publicly announced share repurchase program
April 2006	339,793	$40.07	—	16,912,600
May 2006	1,542,700	40.19	1,542,700	15,369,900
June 2006	3,098,828	38.58	3,094,900	12,275,000
Second quarter 2006	4,981,321	$39.18	4,637,600	12,275,000

(1)    Includes 343,721 shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock. For information regarding the Company’s stock option plans, see Note G to the Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of The Dow Chemical Company was held on May 11, 2006. At that meeting, Jacqueline K. Barton, James A. Bell, Barbara Hackman Franklin, Andrew N. Liveris, Geoffery E. Merszei, J. Pedro Reinhard, Ruth G. Shaw and Paul G. Stern were re-elected to the Company’s Board of Directors for one-year terms to expire at the annual meeting in 2007. In addition, the terms of the following directors continued after that meeting: Arnold A. Allemang, Jeff M. Fettig and James M. Ringler.

The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter		For	Against	Withheld	Abstentions	Broker Nonvotes
1.	Election of Directors:
	Jacqueline K. Barton	820,025,112	N/A	18,584,378	N/A	N/A
	James A. Bel1	825,290,164	N/A	13,319,326	N/A	N/A
	Barbara H. Franklin	816,306,480	N/A	22,303,010	N/A	N/A
	Andrew N. Liveris	813,655,573	N/A	24,953,917	N/A	N/A
	Geoffery E. Merszei	796,970,882	N/A	41,638,608	N/A	N/A
	J. Pedro Reinhard	812,860,132	N/A	25,749,358	N/A	N/A
	Ruth G. Shaw	825,219,142	N/A	13,390,348	N/A	N/A
	Paul G. Stern	820,043,867	N/A	18,565,623	N/A	N/A

2.	Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2006	819,697,014	12,257,072	N/A	6,655,404	N/A

3.	Stockholder Proposal on Bhopal	39,741,164	590,861,982	N/A	69,081,728	138,924,616

4.	Stockholder Proposal on Genetically Engineered Seed	43,408,941	582,653,002	N/A	73,622,931	138,924,616

5.	Stockholder Proposal on Respiratory Problems	36,500,304	588,581,137	N/A	74,603,433	138,924,616

6.	Stockholder Proposal on Security of Chemical Facilities	43,114,359	582,484,301	N/A	74,086,214	138,924,616

N/A - Not applicable

ITEM 6. EXHIBITS.

See the Exhibit Index on page 46 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

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

THE DOW CHEMICAL COMPANY
Registrant

Date: August 1, 2006

/s/WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller

Exhibit Index

EXHIBIT NO.	DESCRIPTION

23	Analysis, Research & Planning Corporation’s Consent.

10(l)

A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 11, 2006, as amended pursuant to a resolution adopted by the Board of Directors of The Dow Chemical Company on July 14, 2006, to provide for an annual, all inclusive, payment of $200,000 to a non-employee Chairman of the Board.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.