Form 10-Q
period 2006-09-30
DOW CHEMICAL CO /DE/
filed 2006-10-31
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

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

Large accelerated filer ☒                            Accelerated filer ☐                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

Class	Outstanding at September 30, 2006
Common Stock, par value $2.50 per share	955,192,111 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions, except per share amounts (Unaudited)	2006	2005	2006	2005
Net Sales	$12,359	$11,261	$36,888	$34,390
Cost of sales	10,600	9,610	31,027	28,247
Research and development expenses	291	264	856	790
Selling, general and administrative expenses	420	379	1,210	1,153
Amortization of intangibles	13	13	37	40
Restructuring charges	579	—	579	—
Equity in earnings of nonconsolidated affiliates	317	240	717	739
Sundry income — net	4	39	87	178
Interest income	48	42	128	98
Interest expense and amortization of debt discount	155	168	462	543
Income before Income Taxes and Minority Interests	670	1,148	3,649	4,632
Provision for income taxes	137	328	831	1,153
Minority interests’ share in income	21	19	69	60
Net Income Available for Common Stockholders	$512	$801	$2,749	$3,419
Share Data
Earnings per common share — basic	$0.53	$0.83	$2.85	$3.55
Earnings per common share — diluted	$0.53	$0.82	$2.82	$3.51
Common stock dividends declared per share of common stock	$0.375	$0.335	$1.125	$1.005
Weighted-average common shares outstanding — basic	959.1	965.2	963.5	962.1
Weighted-average common shares outstanding — diluted	969.9	978.4	975.5	974.2
Depreciation	$492	$454	$1,418	$1,378
Capital Expenditures	$420	$400	$1,118	$1,050

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
In millions (Unaudited)	2006	2005
Assets
Current Assets
Cash and cash equivalents	$3,134	$3,806
Marketable securities and interest-bearing deposits	35	32
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables — 2006: $132; 2005: $169)	5,278	5,124
Other	3,046	2,802
Inventories	6,118	5,319
Deferred income tax assets — current	269	321
Total current assets	17,880	17,404
Investments
Investment in nonconsolidated affiliates	2,623	2,285
Other investments	2,096	2,156
Noncurrent receivables	272	274
Total investments	4,991	4,715
Property
Property	43,374	41,934
Less accumulated depreciation	30,016	28,397
Net property	13,358	13,537
Other Assets
Goodwill	3,230	3,140
Other intangible assets (net of accumulated amortization — 2006: $612; 2005: $552)	441	443
Deferred income tax assets — noncurrent	3,486	3,658
Asbestos-related insurance receivables — noncurrent	750	818
Deferred charges and other assets	2,441	2,219
Total other assets	10,348	10,278
Total Assets	$46,577	$45,934

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$181	$241
Long-term debt due within one year	828	1,279
Accounts payable:
Trade	3,580	3,931
Other	1,772	1,829
Income taxes payable	642	493
Deferred income tax liabilities — current	217	201
Dividends payable	362	347
Accrued and other current liabilities	2,506	2,342
Total current liabilities	10,088	10,663
Long-Term Debt	9,199	9,186
Other Noncurrent Liabilities
Deferred income tax liabilities — noncurrent	1,084	1,395
Pension and other postretirement benefits — noncurrent	3,400	3,308
Asbestos-related liabilities — noncurrent	1,273	1,384
Other noncurrent obligations	3,387	3,338
Total other noncurrent liabilities	9,144	9,425
Minority Interest in Subsidiaries	354	336
Preferred Securities of Subsidiaries	1,000	1,000
Stockholders’ Equity
Common stock	2,453	2,453
Additional paid-in capital	777	661
Unearned ESOP shares	—	(1)
Retained earnings	16,371	14,719
Accumulated other comprehensive loss	(1,738)	(1,949)
Treasury stock at cost	(1,071)	(559)
Net stockholders’ equity	16,792	15,324
Total Liabilities and Stockholders’ Equity	$46,577	$45,934

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
	Sept. 30,	Sept. 30,
In millions (Unaudited)	2006	2005
Operating Activities
Net Income Available for Common Stockholders	$2,749	$3,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,544	1,507
Provision for deferred income tax	246	440
Earnings of nonconsolidated affiliates in excess of dividends received	(239)	(294)
Minority interests’ share in income	69	60
Pension contributions	(395)	(634)
Net (gain) loss on sales of investments	2	(15)
Net gain on sales of property and businesses	(48)	(54)
Other net loss	—	37
Restructuring charges	579	—
Net gain on sale of ownership interest in nonconsolidated affiliate	—	(98)
Tax benefit — nonqualified stock option exercises	—	66
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(304)	(29)
Inventories	(811)	(371)
Accounts payable	(435)	(604)
Other assets and liabilities	(53)	104
Cash provided by operating activities	2,904	3,534
Investing Activities
Capital expenditures	(1,118)	(1,050)
Proceeds from sales of property and businesses	69	82
Purchase of previously leased assets	(205)	—
Investments in consolidated companies	(109)	(105)
Investments in nonconsolidated affiliates	(56)	(208)
Proceeds from sales of nonconsolidated affiliates	—	89
Distributions from nonconsolidated affiliates	4	41
Purchases of investments	(1,079)	(725)
Proceeds from sales of investments	1,172	687
Cash used in investing activities	(1,322)	(1,189)
Financing Activities
Changes in short-term notes payable	9	81
Payments on long-term debt	(598)	(1,422)
Proceeds from issuance of long-term debt	—	4
Purchases of treasury stock	(650)	(48)
Proceeds from sales of common stock	97	323
Distributions to minority interests	(54)	(66)
Dividends paid to stockholders	(1,044)	(964)
Cash used in financing activities	(2,240)	(2,092)
Effect of Exchange Rate Changes on Cash	(14)	(182)
Summary
Increase (Decrease) in cash and cash equivalents	(672)	71
Cash and cash equivalents at beginning of year	3,806	3,108
Cash and cash equivalents at end of period	$3,134	$3,179

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2006	2005	2006	2005
Net Income Available for Common Stockholders	$512	$801	$2,749	$3,419
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	42	(1)	17	(15)
Translation adjustments	(39)	(51)	325	(860)
Minimum pension liability adjustments	—	—	(2)	11
Net gains (losses) on cash flow hedging derivative instruments	(89)	120	(129)	152
Total other comprehensive income (loss)	(86)	68	211	(712)
Comprehensive Income	$426	$869	$2,960	$2,707

See Notes to the Consolidated Financial Statements.

(Unaudited)                                                Notes to the Consolidated Financial Statements

NOTE A — CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE B — ACCOUNTING CHANGES

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

See Note H for disclosures related to stock-based compensation.

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

Other Accounting Changes

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Because the Company previously used nameplate capacity to calculate product costs, the adoption of SFAS No. 151 on January 1, 2006 had an immaterial favorable impact on the Company’s consolidated financial statements in the first quarter of 2006.

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

In April 2006, the FASB issued FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” The guidance in this FSP was applicable prospectively to all entities (including newly created entities) and when a reconsideration event has occurred pursuant to paragraph 7 of FIN No. 46(R), beginning the first day of the first reporting period beginning after June 15, 2006. Beginning July 1, 2006, the Company will apply the guidance of this FSP as it applies FIN No. 46(R).

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

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is December 31, 2006 for the Company. SAB No. 108 is not expected to have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement, which is effective December 31, 2006 for the Company, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS No. 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. Dow currently uses a December 31 measurement date for all of its plans, consistent with its fiscal year end. The Company is currently evaluating the impact of adopting this Statement.

NOTE C — INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Sept. 30, 2006	Dec. 31, 2005
Finished goods	$3,367	$2,941
Work in process	1,447	1,247
Raw materials	734	645
Supplies	570	486
Total inventories	$6,118	$5,319

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,270 million at September 30, 2006 and $1,149 million at December 31, 2005.

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total
Balance at December 31, 2005	$913	$750	$1,320	$94	$63	$3,140
Goodwill related to acquisition of Zhejiang Omex Environmental Engineering Co. LTD	—	90	—	—	—	90
Balance at September 30, 2006	$913	$840	$1,320	$94	$63	$3,230

On July 11, 2006, FilmTec Corporation, a wholly owned subsidiary of the Company, completed the acquisition of Zhejiang Omex Environmental Engineering Co. LTD. The initial recording of the acquisition resulted in goodwill of $90 million. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At September 30, 2006			At December 31, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$245	$(147)	$98	$264	$(138)	$126
Patents	151	(117)	34	147	(103)	44
Software	409	(255)	154	362	(224)	138
Trademarks	134	(40)	94	136	(37)	99
Other	114	(53)	61	86	(50)	36
Total	$1,053	$(612)	$441	$995	$(552)	$443

In the third quarter of 2006, the Company wrote off obsolete technology assets (from “Licenses and intellectual property” in the above table) with a net book value of $18 million in conjunction with other restructuring activities (see Note F). The write-off was included in “Restructuring charges” in the consolidated statements of income and reflected in the Performance Plastics segment ($15 million) and Unallocated and Other ($3 million).

In the third quarter of 2006, the Company entered into a non-competition agreement with an estimated fair value of $31 million associated with the acquisition of Zhejiang Omex Environmental Engineering Co. LTD (included in “Other” in the above table). The amortization period is the five-year term of the agreement.

During the first nine months of 2006, the Company acquired software for $44 million. The weighted-average amortization period for the acquired software is five years.

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Other intangible assets, excluding software	$13	$13	$37	$40
Software, included in “Cost of sales”	12	10	33	32

Total estimated amortization expense for 2006 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2006	$93
2007	82
2008	77
2009	69
2010	32
2011	14

NOTE E — COMMITMENTS AND CONTINGENT LIABILITIES

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

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At September 30, 2006, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2006, the Company had accrued obligations of $368 million for environmental remediation and restoration costs, including $30 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2005, the Company had accrued obligations of $339 million for environmental remediation and restoration costs, including $41 million for the remediation of Superfund sites. The increase in accrued environmental obligations from year-end 2005 was primarily related to restructuring activities at the Company’s manufacturing facilities in Canada (see Note F to the Consolidated Financial Statements).

On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. Discussions between the Company and the MDEQ that occurred in 2004 and early 2005 regarding how to proceed with off-site corrective action under the License resulted in the execution of the Framework for an Agreement Between the State of Michigan and The Dow Chemical Company (the “Framework”) on January 20, 2005. The Framework committed the Company to take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River, conduct certain studies, and propose a remedial investigation work plan by the end of 2005. The interim remedial actions required by the Framework are currently underway. The Company submitted Remedial Investigation Work Plans for the City of Midland and for the Tittabawassee River on December 29, 2005. By letters dated March 2, 2006 and April 13, 2006, the MDEQ provided two Notices of Deficiency (“Notices”) to the Company regarding the Remedial Investigation Work Plans. The Company responded, as required, to some of the items in the Notices on May 1, 2006, and is required to respond to the balance of the items and revise the Remedial Investigation Work Plans by December 1, 2006. On July 12, 2006, the MDEQ approved the sampling for the first six miles of the Tittabawassee River. The Framework also contemplates that the Company, the State of Michigan and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. The Company and the governmental parties began to meet in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. At the end of 2005, the Company had an accrual for off-site corrective action of $3 million (included in the total accrued obligation of $339 million at December 31, 2005) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At September 30, 2006, the accrual for off-site corrective action was $12 million (included in the total accrued obligation of $368 million at September 30, 2006).

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

Based on Union Carbide’s review of 2006 activity, Union Carbide determined that no change to the accrual was required at September 30, 2006. Union Carbide’s asbestos-related liability for pending and future claims was $1.4 billion at September 30, 2006. Approximately 35 percent of the recorded liability related to pending claims and approximately 65 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $478 million at September 30, 2006 and $535 million at December 31, 2005. At September 30, 2006, $477 million ($398 million at December 31, 2005) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2006	Dec. 31, 2005
Receivables for defense costs	$9	$73
Receivables for resolution costs	342	327
Total	$351	$400

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $1 million in the third quarter of 2006 ($24 million in the third quarter of 2005) and $29 million in the first nine months of 2006 ($56 million in the first nine months of 2005), and was reflected in “Cost of sales.”

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the third quarter of 2006, Union Carbide reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2006 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$287	$11
Residual value guarantees	2015	1,044	6
Total guarantees		$1,331	$17

Guarantees at December 31, 2005 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$401	$19
Residual value guarantees	2015	1,158	5
Total guarantees		$1,559	$24

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $106 million at September 30, 2006 and $92 million at December 31, 2005.

The following table shows changes in the aggregate carrying amount of the Company’s asset retirement obligations:

Asset Retirement Obligations
In millions	2006
Balance at January 1	$92
Additional accruals (1)	22
Liabilities settled	(11)
Accretion expense	1
Revisions in estimated cash flows	—
Other	2
Balance at September 30	$106

(1)          Includes $14 million for asbestos abatement related to the shutdown of assets announced in the third quarter of 2006. See Note F for additional information.

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

NOTE F — RESTRUCTURING

On August 29, 2006, the Company’s Board of Directors approved a plan to shut down a number of assets around the world as the Company continues its drive to improve the competitiveness of its global operations. As a consequence of these shutdowns, which are scheduled to be completed by the end of 2008, and other optimization activities, the Company recorded pretax restructuring charges totaling $579 million in the third quarter of 2006. The charges consisted of asset write-downs and write-offs of $327 million, costs associated with exit or disposal activities of $171 million and severance costs of $81 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as follows:

Restructuring Charges by Operating Segment

In millions	Impairment of Long-Lived Assets and Other Intangible Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Performance Plastics	$174	$68	—	$242
Performance Chemicals	10	1	—	11
Basic Plastics	15	1	—	16
Basic Chemicals	110	55	—	165
Unallocated and Other	18	46	$81	145
Total	$327	$171	$81	$579

Details regarding the components of the restructuring charges are included below:

Impairment of Long-Lived Assets and Other Intangible Assets

The restructuring charges related to the write-down or write-off of assets totaled $327 million in the third quarter of 2006 and included the impact of plant closures of $250 million. The most significant plant closures will take place at Dow’s facilities in Porto Marghera, Italy, and Fort Saskatchewan and Sarnia, Canada. Details regarding these shutdowns are as follows:

•                   In Porto Marghera, Italy, the Company’s toluene diisocyanate (“TDI”) plant was shut down for planned maintenance in early August 2006. Business fundamentals in the TDI business remain weak due to excess global capacity. As a result, the Company decided to permanently close the facility at the end of August, resulting in a $115 million write-down of the net book value of the related buildings, machinery and equipment against the Performance Plastics segment in the third quarter of 2006.

•                  Substantial capital costs would be required to address efficiency issues at the Company’s chlor-alkali and direct chlorination ethylene dichloride plants in Fort Saskatchewan, Alberta, Canada. Based on an analysis of the discounted future cash flows, management determined that an investment in these facilities could not be justified. As a result, the Company decided to shut down the facilities by the end of October 2006, resulting in a $74 million write-down of the net book value of the related buildings, machinery and equipment against the Basic Chemicals segment in the third quarter of 2006.

•                  Assessments by the businesses located in Sarnia, Ontario, Canada, were triggered by the recent suspension of ethylene shipments through the Cochin Pipeline, a subsidiary of BP Canada Energy Resources Company, due to safety concerns. The assessments highlighted a variety of issues related to the effectiveness, efficiency and long-term sustainability of the Sarnia-based assets. Based on these assessments, the Company decided to cease all production activity at the Sarnia site by the end of 2008 as follows:

•         The low density polyethylene plant was shut down in the third quarter of 2006.

•         Polystyrene production will cease by the end of 2006.

•         Latex production from the UES facility and the polyols plant will shut down by year-end 2008.

The closure of manufacturing plants in 2006 resulted in a $24 million write-down of the net book value of the machinery and equipment in the third quarter of 2006 (with $11 million reflected in Performance Plastics, $10 million in Basic Plastics, and $3 million in Unallocated and Other).

In addition to the larger shutdowns described above, the restructuring charges for plant closures included $37 million related to the shutdown of several small production facilities, a terminal, and a research and development facility.

The restructuring charges in the third quarter of 2006 also included the write-off of capital project spending ($47 million) and technology assets ($18 million) which the Company determined to be of no further value, as well as spare parts and catalyst inventories ($12 million) associated with the plant closures. These write-offs were principally related to the businesses involved in the shutdown of assets and were therefore reflected in the results of various operating segments.

Costs Associated with Exit or Disposal Activities

The restructuring charges for costs associated with exit or disposal activities totaled $171 million in the third quarter of 2006 and included contract termination fees of $64 million, environmental remediation of $60 million, pension curtailment costs and termination benefits of $33 million, and asbestos abatement of $14 million.

Contract termination fees of $64 million represent the Company’s best estimate of the fair value to negotiate the settlement of the early cancellation of several supply agreements related to the shutdown of manufacturing assets within the Performance Plastics segment.

The restructuring charges for environmental remediation of $60 million and asbestos abatement of $14 million principally relate to the shutdown of the Company’s facilities in Canada. The charges were therefore reflected in various operating segments.

According to the restructuring plan for Canada, the Sarnia site will undergo a complete shutdown by the end of 2008 and the chlor-alkali and direct chlorination ethylene dichloride plants in Fort Saskatchewan will be shut down by the end of October 2006. As such, for purposes of calculating the Company’s obligation associated with Dow’s defined benefit plans in Canada, the expected years of future service of active employees has been significantly reduced. In addition, the Company is obligated to provide certain termination benefits. As a result, the restructuring charge included pension curtailment costs and termination benefits of $33 million in the third quarter of 2006. These costs were reflected in Unallocated and Other.

Severance Costs

As a result of the Company’s plans to shutdown assets around the world, and conduct other optimization activities principally in Europe, the restructuring charges recorded in the third quarter of 2006 included severance of $81 million for the separation of approximately 940 employees. Severance benefits will be provided to employees under the terms of Dow’s existing separation plans over the next three years. These costs were charged against Unallocated and Other.

The following table summarizes the activities related to the Company’s restructuring reserve:

Restructuring Activities

In millions	Impairment of Long-Lived Assets and Other Intangible Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges incurred in third quarter of 2006	$327	$171	$81	$579
Cash payments	—	—	—	—
Non-cash adjustments	(327)	—	—	(327)
Reserve balance at Sept. 30, 2006	—	$171	$81	$252

Dow expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities, and pension plan settlement costs. These costs cannot be reasonably estimated at this time.

NOTE G — PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Defined Benefit Pension Plans:
Service cost	$71	$71	$212	$215
Interest cost	208	202	619	611
Expected return on plan assets	(276)	(263)	(824)	(794)
Amortization of prior service cost	5	6	15	18
Amortization of net loss	56	28	166	85
Termination benefits/curtailment costs (1)	33	—	33	—
Net periodic benefit cost	$97	$44	$221	$135

Other Postretirement Benefits:
Service cost	$6	$6	$18	$18
Interest cost	29	31	87	93
Expected return on plan assets	(7)	(7)	(21)	(21)
Amortization of prior service credit	(2)	(2)	(6)	(6)
Amortization of net loss	2	3	6	9
Net periodic benefit cost	$28	$31	$84	$93

(1)          See Note F for information regarding termination benefits/curtailment costs recorded in the third quarter of 2006.

Employer Contributions

Pension Plans

The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee’s three highest consecutive years of compensation.

The Company’s funding policy is to contribute to those plans when pension laws and economics either require or encourage funding. Dow expects to contribute $500 million to its pension plans in 2006. Contributions of $395 million were made in the first nine months of 2006.

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

The Company funds most of the cost of these health care and life insurance benefits as incurred. Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2006. Consistent with that expectation, no contributions were made in the first nine months of 2006. Benefit payments to retirees under these plans are expected to be $201 million in 2006. Payments of $123 million were made in the first nine months of 2006.

NOTE H — STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, established fair value as the measurement objective and required entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applied to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that began after June 15, 2005, which was January 1, 2006 for the Company. Effective January 1, 2006, the Company began expensing stock-based compensation newly issued in 2006 to employees in accordance with the fair-value-based measurement method of accounting set forth in SFAS No. 123R, using the modified prospective method.

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

	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Net income, as reported	$512	$801	$2,749	$3,419
Add: Stock-based compensation expense included in reported net income, net of tax	51	44	128	218
Deduct: Total stock-based compensation expense determined using the fair-value-based measurement method for all awards, net of tax	(51)	(43)	(128)	(186)
Pro forma net income	$512	$802	$2,749	$3,451
Earnings per share (in dollars):
Basic — as reported	$0.53	$0.83	$2.85	$3.55
Basic — pro forma	0.53	0.83	2.85	3.59
Diluted — as reported	0.53	0.82	2.82	3.51
Diluted — pro forma	0.53	0.82	2.82	3.54

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

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Dividend yield	3.83%	2.97%	3.33%	2.59%
Expected volatility	27.72%	23.34%	25.67%	22.22%
Risk-free interest rate	5.11%	3.85%	4.55%	3.65%
Expected life of stock options granted during period	6 years	5 years	6 years	5 years
Life of Employees’ Stock Purchase Plan	N/A (1)	N/A (2)	6.6 months	5 months

(1)          The annual plan for 2006 was granted in the first quarter of 2006 with a participation period of 10 months.

(2)          The annual plan for 2005 was granted in the second quarter of 2005 with a participation period of 5 months

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

Employees’ Stock Purchase Plans Shares in thousands	Shares	Exercise Price*
Outstanding at January 1, 2006	—	—
Granted	4,398	$35.21
Exercised	(673)	35.21
Forfeited/Expired	(144)	35.21
Outstanding and exercisable at September 30, 2006	3,581	$35.21
Fair value of purchase rights granted during the period		$7.83

*Weighted-average per share

Additional Information about ESPPs	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Weighted-average fair value per share of purchase rights granted	—	—	$7.83	$6.77
Total compensation expense for ESPPs	$9	$2	$29	$14
Related tax benefit	$4	$1	$11	$5
Total amount of cash received from the exercise of ESPPs	$3	$9	$24	$94
Total intrinsic value of ESPPs exercised*	—	$3	$3	$41
Related tax benefit	—	$1	$1	$15

*Difference between the market price at exercise and the price paid by the employee to exercise the ESPPs

Stock Option Plans

Under the 1988 Award and Option Plan (the “1988 Plan”), a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. The terms of the grants are fixed at the grant date. At September 30, 2006, there were 23,403,550 shares available for grant under this plan.

No additional grants will be made under the 1994 Non-Employee Directors’ Stock Plan, which previously allowed the Company to grant up to 300,000 options to non-employee directors. At September 30, 2006, there were 59,850 options outstanding under this plan.

No additional grants will be made under the 1998 Non-Employee Directors’ Stock Plan, which previously allowed the Company to grant up to 600,000 options to non-employee directors. At September 30, 2006, there were 168,150 options outstanding under this plan.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Options vest from one to three years, and have a maximum term of 10 years.

The following table provides year-to-date stock option activity for 2006:

Stock Options Shares in thousands; dollars in millions	Shares	Exercise Price*	Remaining Contractual Life*	Aggregate Intrinsic Value
Outstanding at January 1, 2006	45,489	$35.42
Granted	7,715	43.64
Exercised	(2,607)	29.44
Forfeited/Expired	(336)	43.87
Outstanding at September 30, 2006	50,261	$36.94	5.72 years	$251
Exercisable at September 30, 2006	37,092	$33.57	4.61 years	$251

*Weighted-average per share

Additional Information about Stock Options

	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Weighted-average fair value per share of options granted	$9.23	$8.72	$10.31	$10.48
Total compensation expense for stock option plans	$23	$17	$62	$49
Related tax benefit	$9	$6	$23	$18
Total amount of cash received from the exercise of options	$17	$21	$75	$279
Total intrinsic value of options exercised*	$6	$12	$31	$192
Related tax benefit	$2	$4	$11	$71

*Difference between the market price at exercise and the price paid by the employee to exercise the options

Total unrecognized compensation cost related to unvested stock option awards was $76 million at September 30, 2006 and is expected to be recognized over a weighted-average period of 1.2 years.

Deferred and Restricted Stock

Under the 1988 Plan, the Company grants deferred stock to certain employees. The grants vest after a designated period of time, generally two to five years.

Deferred Stock

Shares in thousands	Shares	Grant Date Fair Value*
Nonvested at January 1, 2006	5,349	$42.13
Granted	1,398	43.36
Vested	(800)	29.83
Canceled	(151)	44.17
Nonvested at September 30, 2006	5,796	$44.07

*Weighted-average per share

Additional Information about Deferred Stock

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Grant date fair value of deferred stock vested	—	—	$24	$71
Total fair value of deferred stock vested	—	—	$34	$111
Related tax benefit	—	—	$13	$41
Total compensation expense for deferred stock awards	$17	$14	$49	$44
Related tax benefit	$6	$5	$18	$16

Total unrecognized compensation cost related to deferred stock awards was $126 million at September 30, 2006 and is expected to be recognized over a weighted-average period of 2.01 years. At September 30, 2006, approximately 200,000 deferred shares with a weighted-average fair value per share of $42.78 had previously vested, but were not issued. These shares are scheduled to be issued to employees within one to four years or upon retirement.

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

Performance Deferred Stock Awards

Shares in millions	Performance Period	Target Shares Granted*	Weighted-average Fair Value per Share
2006	January 1, 2006 - December 31, 2008	0.9	$43.66
2005	January 1, 2005 - December 31, 2007	1.0	$53.04

* At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of the target shares granted.

The following table shows year-to-date changes in the nonvested performance deferred stock for 2006:

Performance Deferred Stock

Shares in thousands	Shares	Grant Date Fair Value*
Nonvested at January 1, 2006	6,002	$35.83
Granted	943	43.66
Vested	—	—
Canceled	(97)	41.45
Nonvested at September 30, 2006	6,848	$36.83

*Weighted-average per share

Total compensation expense for performance deferred stock awards was $32 million in the third quarter of 2006 ($36 million in the third quarter of 2005) and the related tax benefit was $12 million ($13 million in the third quarter of 2005). Total compensation expense for performance deferred stock awards was $63 million in the first nine months of 2006 ($239 million in the first nine months of 2005) and the related tax benefit was $23 million ($88 million in 2005). Total unrecognized compensation cost related to performance deferred stock awards was $71 million at September 30, 2006 and is expected to be recognized over a weighted-average period of 1.05 years. At September 30, 2006, approximately 1.3 million performance deferred shares with a weighted-average fair value of $37.26 per share had previously vested, but were not issued. These shares are scheduled to be issued in April 2007.

In addition, the Company is authorized to grant up to 300,000 deferred shares of common stock to executive officers of the Company under the 1994 Executive Performance Plan.

Under the 2003 Non-Employee Directors’ Stock Incentive Plan, a plan approved by stockholders, the Company may grant up to 1.5 million shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. In the first quarter of 2006, 53,900 stock options with a weighted-average fair value of $11.19 per share and 12,100 shares of restricted stock with a weighted-average fair value of $43.37 per share were issued under this plan. No shares were granted under this plan in the second or third quarters of 2006. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

NOTE I — EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations	Three Months Ended Sept. 30, 2006		Three Months Ended Sept. 30, 2005
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$512	$512	$801	$801
Weighted-average common shares outstanding	959.1	959.1	965.2	965.2
Add dilutive effect of stock options and awards	—	10.8	—	13.2
Weighted-average common shares for EPS calculations	959.1	969.9	965.2	978.4
Earnings per common share	$0.53	$0.53	$0.83	$0.82
Stock options and deferred stock awards excluded from EPS calculations (1)		20.6		12.4

Earnings Per Share Calculations	Nine Months Ended Sept. 30, 2006		Nine Months Ended Sept. 30, 2005
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$2,749	$2,749	$3,419	$3,419
Weighted-average common shares outstanding	963.5	963.5	962.1	962.1
Add dilutive effect of stock options and awards	—	12.0	—	12.1
Weighted-average common shares for EPS calculations	963.5	975.5	962.1	974.2
Earnings per common share	$2.85	$2.82	$3.55	$3.51
Stock options and deferred stock awards excluded from EPS calculations (1)		17.5		4.9

(1)          Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE J — OPERATING SEGMENTS AND GEOGRAPHIC AREAS

In the first quarter of 2006, Dow made some adjustments to its segment reporting to align this reporting with recent changes in the Company’s organization and its evolving strategic business model. The reporting changes are described below and reflected in the following Corporate Profile and in the segment information for the three months and nine months ended September 30, 2006 and 2005. On July 11, 2006, the Company filed a Current Report on Form 8-K that provided revised historical information reflecting the change in the composition of the Company’s reported segments.

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

Peroxymeric chemicals and solution vinyl resins, which were formerly managed and reported in Performance Chemicals, are now reported in the Dow Epoxy business in Performance Plastics. Subsequent to these changes, the Company announced that it intends to exit the peroxymeric chemicals business in 2006, as part of its restructuring activities (see Note F).

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

•                    Products: D.E.H.™ epoxy curing agents; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy intermediates (Acetone, Allyl chloride, Bisphenol-A, Epichlorohydrin, OPTIM™ synthetic glycerine and Phenol); Peroxymeric chemicals (CYRACURE™ cycloaliphatic epoxides; FLEXOL™ plasticizers; and TONE™ monomers, polyols and polymers); Specialty acrylic monomers (Glycidyl methacrylate, Hydroxyethyl acrylate and Hydroxypropyl acrylate); and UCAR™ solution vinyl resins

The Polyurethanes and Polyurethane Systems business is a leading global producer of polyurethane raw materials and polyurethane systems. Differentiated by its ability to globally supply a high-quality, consistent and complete product range, this business emphasizes both existing and new business developments while facilitating customer success with a global market and technology network.

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

PERFORMANCE CHEMICALS

Applications: agricultural and pharmaceutical products and processing • building materials • chemical processing and intermediates • food processing and ingredients • household products • metal cleaning • oil and gas treatment • paints, coatings, inks, adhesives, lubricants • personal care products • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

Designed Polymers is a diverse portfolio of multi-functional ingredients and polymers for numerous markets and applications. Within Designed Polymers, Dow Water Solutions is a business unit comprised of world-class brands and enabling component technologies designed to advance the science of desalination, water purification, contaminant removal and water recycling. Designed Polymers businesses also market a range of products that enhance the physical and sensory properties of end-use products in a wide range of applications including food, pharmaceuticals, oilfields, paints and coatings, personal care, and building and construction. The business also includes Advanced Electronic Materials and the results of Dowpharma, which provides the pharmaceutical and biopharmaceutical industries with products and services for drug discovery, development, manufacturing and delivery.

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

Operating Segments	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Sales by operating segment
Performance Plastics	$3,463	$3,185	$10,398	$9,222
Performance Chemicals	2,014	1,862	5,868	5,667
Agricultural Sciences	662	615	2,585	2,635
Basic Plastics	3,106	2,702	8,889	8,088
Basic Chemicals	1,461	1,293	4,245	4,114
Hydrocarbons and Energy	1,569	1,541	4,643	4,443
Unallocated and Other	84	63	260	221
Total	$12,359	$11,261	$36,888	$34,390
EBIT (1) by operating segment
Performance Plastics	$144	$582	$1,282	$1,547
Performance Chemicals	286	352	949	1,208
Agricultural Sciences	—	(28)	377	469
Basic Plastics	592	423	1,561	1,774
Basic Chemicals	122	167	495	861
Hydrocarbons and Energy	—	—	—	—
Unallocated and Other	(367)	(222)	(681)	(782)
Total	$777	$1,274	$3,983	$5,077
Equity in earnings of nonconsolidated affiliates by operating segment (included in EBIT)
Performance Plastics	$34	$51	$81	$159
Performance Chemicals	91	73	275	237
Agricultural Sciences	1	—	1	—
Basic Plastics	65	46	127	158
Basic Chemicals	100	50	163	149
Hydrocarbons and Energy	26	17	68	35
Unallocated and Other	—	3	2	1
Total	$317	$240	$717	$739

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

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
EBIT	$777	$1,274	$3,983	$5,077
+ Interest income	48	42	128	98
- Interest expense and amortization of debt discount	155	168	462	543
- Provision for income taxes	137	328	831	1,153
- Minority interests’ share in income	21	19	69	60
Net Income Available for Common Stockholders	$512	$801	$2,749	$3,419

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2006 and 2005 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Sales by geographic area
United States	$4,514	$4,123	$13,903	$12,868
Europe	4,491	4,036	13,350	12,643
Rest of World	3,354	3,102	9,635	8,879
Total	$12,359	$11,261	$36,888	$34,390

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

OVERVIEW

Dow’s management and employees continued to focus on financial discipline, lowering the total cost to serve customers and price/volume management this quarter, in an effort to further improve Dow’s financial performance. In line with these ongoing efforts, the Board of Directors approved a restructuring plan in the third quarter of 2006 for the shutdown of a number of assets around the world and other optimization activities, resulting in the recognition of pretax restructuring charges totaling $579 million in the quarter.

For the third quarter of 2006, net sales were $12.4 billion, up 10 percent from the third quarter of last year, principally due to an increase in prices, as the Company continued to face the challenges of higher feedstock and energy costs. Feedstock and energy costs rose 15 percent over the third quarter of last year, adding approximately $750 million in higher costs. Other raw material costs were also up, adding another approximately $170 million to cost of sales. Operating expenses rose in the third quarter of 2006, but remained low as a percentage of total sales. Capital spending for the quarter remained on target at $420 million, bringing year-to-date capital spending to $1.1 billion, consistent with the Company’s plan to spend approximately $1.8 billion on capital expenditures in 2006.

Dow’s results for the three-month and nine-month periods ended September 30, 2006 are discussed in further detail below.

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Net sales	$12,359	$11,261	$36,888	$34,390

Cost of sales	$10,600	$9,610	$31,027	$28,247
Percent of net sales	85.8%	85.3%	84.1%	82.1%

Research and development, and selling, general and administrative expenses	$711	$643	$2,066	$1,943
Percent of net sales	5.8%	5.7%	5.6%	5.6%

Effective tax rate	20.4%	28.6%	22.8%	24.9%

Net income available for common stockholders	$512	$801	$2,749	$3,419

Earnings per common share — basic	$0.53	$0.83	$2.85	$3.55
Earnings per common share — diluted	$0.53	$0.82	$2.82	$3.51

Operating rate percentage	87%	84%	85%	84%

RESULTS OF OPERATIONS

Net sales for the third quarter of 2006 were $12.4 billion, up 10 percent from $11.3 billion in the third quarter of last year. Compared with the same quarter of 2005, prices rose 11 percent, while volume declined 1 percent. Prices improved in all operating segments, with double-digit increases in the Basics segments, driven by the continuing significant increase in feedstock and energy costs year over year. From a geographic standpoint, prices rose in all geographic areas, with the most significant increases reported in Europe, the United States and Latin America. Compared with the third quarter of last year, the change in volume by operating segment was mixed, with increases in the Performance segments and Basic Chemicals more than offset in total by declines in Basic Plastics and Hydrocarbons and Energy. By geographic area, volume growth of 9 percent in Asia Pacific was offset by declines in the other geographic areas.

Net sales for the first nine months of 2006 were $36.9 billion, up 7 percent from $34.4 billion in the same period last year, as prices rose 6 percent and volume increased 1 percent. Prices were up in all operating segments, except Agricultural Sciences, and in all geographic areas, except Asia Pacific, where price was essentially unchanged from last year. Year to date, volume grew in Performance Plastics (up 9 percent) and Performance Chemicals (up 3 percent), but declined in the Basics segments; volume for Agricultural Sciences was flat versus last year. Year to date, volume for Performance Plastics improved due to the addition of sales of ENGAGETM, NORDELTM and TYRINTM elastomers, acquired mid-year 2005 when Dow divested its interest in DuPont Dow Elastomers L.L.C. (“DDE”), and lump sum technology licensing revenue earned in the first quarter of 2006. For additional details regarding the change in net sales, see the Sales Volume and Price table at the end of the section entitled “Segment Results.”

Gross margin was $1.8 billion for the third quarter of 2006, up from $1.7 billion in the third quarter of last year. Gross margin improved as higher selling prices of approximately $1.2 billion and the favorable impact of improved operating rates more than offset an increase of approximately $750 million in feedstock and energy (“H&E”) costs and higher non-H&E raw material costs of approximately $170 million in the third quarter of 2006. Year to date, gross margin was $5.9 billion, compared with $6.1 billion in the first nine months of 2005.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 87 percent in the third quarter of 2006, up from 84 percent in the third quarter of 2005 when the Company’s operating rate was reduced by hurricane-related shutdowns on the U.S. Gulf Coast. For the first nine months of 2006, Dow’s global plant operating rate was 85 percent, compared with 84 percent in the same period of 2005. The Company’s operating rate for 2006 reflects the impact of planned maintenance turnarounds at several of Dow’s manufacturing facilities in the first half of the year.

Personnel count was 42,910 at September 30, 2006, up from 42,413 at December 31, 2005 and 42,821 at September 30, 2005, due to the addition of approximately 550 employees associated with the third quarter acquisition of Zhejiang Omex Environmental Engineering Co. LTD. Excluding the addition of these employees, headcount has continued to decline, as the Company has remained focused on improving organizational efficiency and financial performance. Headcount will decline further over the next two years, due to the shutdown of several manufacturing facilities around the world. See Note F to the Consolidated Financial Statements for additional information regarding the recently announced shutdowns.

Operating expenses (research and development, and selling, general and administrative expenses) totaled $711 million in the third quarter of 2006, up $68 million or 11 percent, from $643 million in the third quarter of last year. Compared with last year, research and development (“R&D”) expenses increased $27 million, and selling, general and administrative (“SG&A”) expenses increased $41 million. Approximately half of the increase in operating expenses was related to planned spending for growth initiatives within the Performance businesses. The adoption of SFAS No. 123R, which requires the allocation of a portion of stock-based compensation expense to operating expenses, accounted for about a quarter of the increase. Prior to the adoption of SFAS No. 123R on January 1, 2006, all stock-based compensation expense was reflected in “Cost of sales.” (See Notes B and H to the Consolidated Financial Statements for additional information on this accounting standard.) The balance of the increase in operating expenses was primarily related to the Company’s “Human Element” advertising campaign. For the first nine months of 2006, operating expenses totaled $2,066 million, up $123 million (6 percent) from $1,943 million in the first nine months of 2005. The increase included higher R&D expenses of $66 million and higher SG&A expenses of $57 million. Despite these increases, operating expenses remained low as a percentage of net sales.

Amortization of intangibles was $13 million in the third quarter of 2006, unchanged from the third quarter of last year. For the first nine months of 2006, amortization of intangibles was $37 million, compared with $40 million for the same period last year. See Note D to the Consolidated Financial Statements for additional information on intangible assets.

On August 29, 2006, the Company’s Board of Directors approved a plan to shut down a number of assets around the world as the Company continues its drive to improve the competitiveness of its global operations. As a consequence of these shutdowns, which are scheduled to be completed by the end of 2008, and other optimization activities, the Company recorded pretax restructuring charges totaling $579 million in the third quarter of 2006. The charges included asset write-downs and write-offs of $327 million, costs associated with exit or disposal activities of $171 million and severance costs of $81 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as follows: Performance Plastics $242 million, Performance Chemicals $11 million, Basic Plastics $16 million, Basic Chemicals $165 million, and Unallocated and Other $145 million. When the restructuring plans have been fully implemented, the Company expects to realize ongoing annual savings of approximately $160 million. See Note F to the Consolidated Financial Statements for details on the restructuring charges.

The following table summarizes the activities related to the Company’s restructuring reserve by component:

Restructuring Activities

In millions	Impairment of Long-Lived Assets and Other Intangible Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges incurred in third quarter of 2006	$327	$171	$81	$579
Cash payments	—	—	—	—
Non-cash adjustments	(327)	—	—	(327)
Reserve balance at Sept. 30, 2006	—	$171	$81	$252

Dow’s share of the earnings of nonconsolidated affiliates was $317 million in the third quarter of 2006, compared with $240 million in the third quarter of last year. Compared with the same quarter of last year, equity earnings improved as higher earnings from EQUATE Petrochemical Company K.S.C. (“EQUATE”); Dow Corning Corporation (“Dow Corning”); the OPTIMAL Group (“OPTIMAL”); Univation Technologies, LLC (“Univation”); Compañía Mega S.A.; MEGlobal; and Siam Polyethylene Company Limited (“Siam Polyethylene”) were partially offset by the absence of equity earnings of UOP LLC (“UOP”), which the Company exited in the fourth quarter of 2005. For the first nine months of 2006, equity earnings were $717 million, compared with $739 million for the same period last year. Compared with last year, year-to-date equity earnings declined, despite improved results from Dow Corning (due in part to a favorable tax settlement reached in the second quarter of 2006), Compañía Mega S.A., MEGlobal, and Univation. The absence of equity earnings from UOP and DDE (which the Company also exited in 2005), and lower results from EQUATE, OPTIMAL, and Siam Polyethylene contributed to the decline in equity earnings. Results from EQUATE and OPTIMAL were lower in 2006 due to planned maintenance turnarounds at the joint ventures in the first quarter of this year. The maintenance turnaround at EQUATE continued into the second quarter of 2006.

Sundry income — net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income — net for the third quarter of 2006 was $4 million, compared with $39 million in the same quarter of 2005 which included the impact of small gains on the sale of assets and favorable foreign exchange hedging results. Year to date, net sundry income was $87 million, compared with $178 million in the first nine months of 2005. In 2005, year-to-date net sundry income included a $70 million gain ($41 million reflected in the Basic Chemicals segment; $29 million reflected in the Basic Plastics segment) recorded in the first quarter on the sale of a portion of Union Carbide’s interest in EQUATE, a gain of $31 million associated with the divestiture of Dow’s interest in DDE and the acquisition of certain DDE assets, and a loss of $31 million associated with the early extinguishment of $845 million of debt in the second quarter.

Net interest expense (interest expense less capitalized interest and interest income) was $107 million in the third quarter of 2006, compared with $126 million in the third quarter of last year. Year-to-date, net interest expense was $334 million, down from $445 million in the first nine months of 2005. Compared with last year, net interest expense was down due to lower interest expense, reflecting a significant reduction in total debt, and higher interest income, reflecting an increase in interest rates.

The effective tax rate for the third quarter of 2006 was 20.4 percent, versus 28.6 percent for the third quarter of 2005. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. The tax rate for the third quarter of 2006 was favorably impacted by: a reduction in the estimated annual tax rate for 2006, caused by a revised forecast of earnings in lower tax jurisdictions relative to total earnings; a higher level of equity earnings, which are mostly taxed at the joint venture level; and the adjustment of current and deferred tax balances based on positions taken on tax returns filed in multiple jurisdictions in the third quarter. Additionally, based on tax planning strategies that were implemented in Brazil, as well as projections of future earnings, it was determined that it was more likely than not that tax loss carryforwards would be utilized, resulting in a reversal of existing valuation allowances of $73 million. Offsetting this impact was the recognition of a valuation allowance of $61 million in the third quarter resulting from enacted tax law changes in Italy, which limit the time frame during which tax loss carryforwards may be utilized. The Company determined that it was more likely than not that certain tax loss carryforwards would expire unused. In October 2006, the Italian tax authorities introduced a measure that would effectively reverse the law change limiting the use of these carryforwards. If this measure is enacted as expected, Dow will recognize the impact of reversing this valuation allowance in the period of enactment, which is expected to be the fourth quarter of 2006.

The effective tax rate for the first nine months of 2006 was 22.8 percent, compared with 24.9 percent for the same period last year. In addition to the items described above, the effective tax rate for the first nine months of 2006 was favorably impacted by the closure of tax audit issues in the United States and by an enacted reduction in the Canadian tax rate. In the second quarter of 2005, the Company finalized its plan for the repatriation of foreign earnings subject to the requirements of the American Jobs Creation Act of 2004 (“AJCA”), resulting in a credit to the “Provision for income taxes” of $113 million. Absent this credit, the effective tax rate for the first nine months of 2005 would have been 27.3 percent.

Net income available for common stockholders was $512 million or $0.53 per share for the third quarter of 2006, compared with $801 million or $0.82 per share for the third quarter of 2005. Net income for the first nine months of 2006 was $2,749 million or $2.82 per share, compared with $3,419 million or $3.51 per share for the same period of 2005. The following tables summarize the impact of certain items recorded in the three-month and nine-month periods ended September 30, 2006 and 2005, and previously described in this section:

	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Restructuring charges	$(579)	—	$(438)	—	$(0.45)	—

	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Restructuring charges	$(579)	—	$(438)	—	$(0.45)	—
Gain on sale of EQUATE shares	—	$70	—	$46	—	$0.05
Loss on early extinguishment of debt	—	(31)	—	(20)	—	(0.02)
AJCA repatriation of foreign earnings	—	—	—	113	—	0.12
Total	$(579)	$39	$(438)	$139	$(0.45)	$0.15

(1)    Impact on “Income before Income Taxes and Minority Interests”

(2)    Impact on “Net Income Available for Common Stockholders”

(3)    Impact on “Earnings per common share — diluted”

SEGMENT RESULTS

In the first quarter of 2006, Dow made some adjustments to its segment reporting to align this reporting with recent changes in the Company’s organization and its evolving strategic business model. Detailed information regarding the changes can be found in Note J to the Consolidated Financial Statements.

The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Unallocated. See Note J to the Consolidated Financial Statements for a reconciliation of EBIT to “Net Income Available for Common Stockholders.”

PERFORMANCE PLASTICS

Performance Plastics sales were $3,463 million in the third quarter of 2006, up 9 percent from $3,185 million in the third quarter of 2005 due to a 7 percent increase in price and a 2 percent increase in volume. EBIT of $144 million for the third quarter of 2006 reflected the negative impact of restructuring charges totaling $242 million related to the shutdown of a number of manufacturing facilities. The charges included the write-down of manufacturing assets; the write-off of obsolete capital spending, technology assets and inventories; contract termination fees; and asbestos abatement costs. The most significant charges were an asset write-off of $115 million related to the permanent closure of the Company’s toluene diisocyanate (“TDI”) plant in Porto Marghera, Italy, at the end of August, and contract termination fees of $64 million. EBIT was $582 million in the third quarter of last year. See Note F to the Consolidated Financial Statements for additional information on the restructuring charges. Compared with last year, EBIT declined as higher raw material costs, significant maintenance turnaround costs, higher operating expenses, and lower equity earnings — in addition to the restructuring charges — more than offset an increase in selling prices and volume. Compared with the third quarter of last year, equity earnings declined due to the sale of Union Carbide’s indirect 50 percent interest in UOP in the fourth quarter of 2005.

Dow Automotive sales for the third quarter of 2006 were up slightly from a year ago as prices rose 4 percent, including the favorable impact of currency (which accounted for half of the increase), and volume declined 3 percent. Despite double-digit volume growth in Asia Pacific and Latin America, and strong volume growth in Europe, volume declined overall due to a rapid drop in North American automotive production levels during the quarter, the result of slower sales of trucks and sport utility vehicles. EBIT for the business declined significantly from the third quarter of last year due to margin lost on the decline in North American volume, lower operating rates and higher raw material costs. In addition, higher operating expenses related to new product development and the establishment of a technical support center in Asia Pacific contributed to the decline in EBIT compared with the third quarter of 2005.

Dow Building Solutions sales for the third quarter of 2006 were up 7 percent versus the same quarter last year due to higher prices, driven by higher raw material costs. Despite strong volume growth in the eastern and southern regions of Europe, as well as Asia Pacific, volume was unchanged from the third quarter of last year as a slowdown in residential construction and competition from significantly lower priced oriented strand board resulted in lower sales of Dow’s polyisocyanurate rigid foam and extruded polystyrene sheathing in North America. EBIT was down from the same quarter of 2005 as higher raw material costs and spending on business growth initiatives exceeded the impact of price increases.

Dow Epoxy sales for the third quarter of 2006 were up significantly from the third quarter of last year, as volume grew 18 percent and prices rose 11 percent. The business benefited from tight market conditions within the industry, due in part to outages at competitors’ facilities, resulting in volume growth and price improvement across most geographic areas and product lines. Despite higher raw material costs and a restructuring charge of $9 million, EBIT for the business improved significantly from the third quarter of last year due to higher volume and improved operating rates. The restructuring charge was related to the Company’s third quarter of 2006 decision to exit the peroxymeric chemicals business.

Polyurethanes and Polyurethane Systems sales increased 5 percent from the third quarter of 2005, as a 7 percent increase in prices was partially offset by a 2 percent decline in volume. Compared with last year, price improved significantly for TDI. The decline in volume was the result of significant maintenance turnarounds which limited availability of TDI during the quarter. EBIT for the quarter was significantly reduced by restructuring charges related to the closure of the Company’s TDI manufacturing facility in Porto Marghera, Italy, at the end of August. EBIT for the business declined from the third quarter of last year due to higher raw material costs, lower operating rates, higher operating expenses, and significant maintenance spending, in addition to the restructuring charges.

Specialty Plastics and Elastomers sales for the third quarter were up 13 percent versus the third quarter of 2005 driven by an increase in prices of 7 percent and volume growth of 6 percent. Volume growth for most products in most geographic areas offset softening demand in the North American polycarbonate business. Despite higher sales, EBIT for the third quarter was down significantly from the same quarter of last year due to higher raw material costs, higher costs associated with maintenance turnarounds, lower equity earnings, and a restructuring charge of $11 million related to the shutdown of the polyethylene wax plant in Sarnia, Ontario, Canada.

Technology Licensing and Catalyst sales, which vary from quarter to quarter due to the nature of the business, were down from the third quarter of 2005. Compared with last year, EBIT declined due to lower sales and lower equity earnings. Despite an increase in earnings from Univation, equity earnings declined from last year due to the sale of Union Carbide’s indirect 50 percent interest in UOP in the fourth quarter of 2005.

For the first nine months of 2006, Performance Plastics sales were $10,398 million, up 13 percent from $9,222 million in the first nine months of 2005, driven by volume growth of 9 percent and higher prices of 4 percent. The increase in volume was due in part to the addition of ENGAGETM, NORDELTM and TYRINTM elastomers, acquired mid-year 2005 when Dow divested its interest in DDE. Excluding the acquisition of these products, volume was up 5 percent from the same period last year. Lump sum licensing revenue earned in the first quarter of 2006 contributed to the increase in volume. Performance Plastics EBIT was $1,282 million for the first nine months of 2006, down from $1,547 million from the same period in 2005, reflecting the impact of the restructuring charges of $242 million recorded in the third quarter of this year. For the first nine months of 2006, the favorable impact of higher sales was also offset by significantly higher raw material costs, higher operating expenses related to growth initiatives, higher maintenance spending and lower equity earnings.

PERFORMANCE CHEMICALS

Performance Chemicals sales were $2,014 million in the third quarter of 2006, up 8 percent from $1,862 million in the third quarter of 2005. Compared with last year, volume increased 5 percent and price increased 3 percent. EBIT for the third quarter was $286 million, down from $352 million in the third quarter of 2005. Compared with last year, EBIT declined as the benefit of volume gains, price increases, and increased equity earnings from Dow Corning and OPTIMAL was more than offset by higher feedstock and energy costs. In addition, EBIT in the third quarter of 2006 reflected the negative impact of restructuring charges totaling $11 million (see Note F to the Consolidated Financial Statements).

Designed Polymers sales for the quarter were up 10 percent from the third quarter of 2005, reflecting a 10 percent increase in volume. Improvements in volume were broad-based with strong gains in biocides, specialty chemical products of ANGUS Chemical Company, and FILMTECTM reverse osmosis membranes. Compared with the third quarter of last year, EBIT was relatively flat as increased raw material costs offset the increase in sales. On July 11, 2006, FilmTec Corporation, a wholly owned subsidiary of the Company, completed the purchase of Zhejiang Omex Environmental Engineering Co. LTD, expanding Dow’s capabilities in the area of water purification.

Dow Latex and Acrylic Monomers sales for the quarter were up 2 percent compared with the third quarter of 2005. Prices for acrylates remain down due to recent capacity additions within the industry. Compared with last year, volume for paper and carpet latex declined principally due to weak industry fundamentals in coated paper applications. Acrylic monomer volume was strong in the United States, Europe, and Latin America. Despite a slight increase in sales and higher equity company earnings, EBIT for the third quarter of 2006 declined significantly from the same quarter last year principally due to a significant increase in feedstock and energy costs, as well as the absence of earnings from the superabsorbent polymers business, which the Company sold in July 2006.

Specialty Chemicals sales were up 18 percent compared with the third quarter of 2005, due to an 11 percent increase in volume and a 7 percent increase in price. Volume improvement was broad-based with increased sales across most product lines and all geographic areas. Volume in Asia Pacific was especially strong, supported by strong operating performance at OPTIMAL, which produces products that are sold in the region through Dow. Price increases were principally driven by higher raw material costs. Despite increases in price and volume, as well as higher equity earnings, EBIT for the third quarter of 2006 was down slightly due to higher raw material and energy costs.

Performance Chemicals sales were $5,868 million for the first nine months of 2006, up 4 percent from $5,667 million in the same period last year, reflecting a 3 percent increase in volume and a 1 percent increase in price. EBIT for the first nine months of 2006 was $949 million, compared with $1,208 million in 2005. Despite volume growth and improved equity earnings from Dow Corning, EBIT declined in 2006 due to significantly higher raw material and energy costs. In addition, EBIT for the first nine months of 2006 was negatively impacted by the restructuring charges of $11 million.

AGRICULTURAL SCIENCES

Sales for the Agricultural Sciences segment were $662 million in the third quarter of 2006, up 8 percent from $615 million in the same period last year, reflecting a 7 percent increase in volume and a 1 percent increase in price. Compared with last year, volume was especially strong in North America and Europe, due in part to a late planting cycle, which shifted sales into the third quarter, and the absence of product returns (related to the lack of soybean rust infestation) which reduced sales in the third quarter of last year. Sales of sunflower and NATREON™ canola oils and NEXERA™ canola seed improved over last year due to increased demand for oils low in trans fats. EBIT was breakeven in the third quarter of 2006, compared with a loss of $28 million in the third quarter of last year, as higher volume, improved operating rates and lower operating expenses were partially offset by an increase in raw material costs.

Agricultural Sciences sales were $2,585 million for the first nine months of 2006, down 2 percent from $2,635 million in the same period last year, reflecting a 2 percent decrease in price and flat volume. EBIT for the first nine months of 2006 was $377 million, down from $469 million in 2005 primarily due to lower selling prices and higher raw material costs.

BASIC PLASTICS

Basic Plastics sales for the third quarter of 2006 were $3,106 million, up 15 percent from $2,702 million a year ago, as prices increased 20 percent and volume declined 5 percent. Double digit price increases were reported in all geographic areas, the result of significantly higher feedstock and energy costs in the third quarter of this year. Compared with the high levels of a year ago, volume declined in all geographic areas except Asia Pacific due to a slowdown in demand late in the quarter as customers anticipated lower prices (due to a decline in oil and natural gas prices late in the third quarter of 2006). EBIT for the third quarter was $592 million, up 40 percent from $423 million in the third quarter of 2005. Significantly higher selling prices and improved equity earnings from Siam Polyethylene and EQUATE more than offset the impact of higher feedstock and energy costs and $16 million of restructuring charges related to the announced shutdown of the polystyrene and polyethylene manufacturing facilities in Sarnia, Ontario, Canada, in 2006 (see Note F to the Consolidated Financial Statements).

Polyethylene sales were up 17 percent from the third quarter of 2005 as prices increased 23 percent and volume decreased 6 percent. Double-digit price increases were reported in all geographic areas reflecting significantly higher feedstock and energy costs. Compared with the high levels of a year ago, volume in the third quarter of 2006 declined in most geographic areas due to a slowdown in demand late in the quarter as customers anticipated lower prices (due to a decline in oil and natural gas prices late in the third quarter of 2006). Volume increased in Asia Pacific with increased exports from the Company’s North American production facilities. Compared with last year, EBIT for the quarter increased as higher selling prices and improved equity earnings from EQUATE and Siam Polyethylene offset the impact of higher feedstock and energy costs and start up costs associated with a new linear low density polyethylene and specialty polymers production facility in Tarragona, Spain.

Polypropylene sales were up 21 percent over the third quarter of 2005, due to a 25 percent increase in prices and a 4 percent decline in volume. Double digit price increases, reflecting significantly higher feedstock and energy costs, were reported in all geographic areas. Volume improved significantly in North America from the depressed level in the third quarter last year resulting from the hurricane-related shutdown of Dow’s polypropylene manufacturing facilities along the U.S. Gulf Coast. Volume declined in Europe as a planned turnaround at the Company’s facility in Germany limited product availability. Compared with last year, EBIT declined as the higher selling prices were more than offset by higher feedstock and energy costs.

Polystyrene sales for the third quarter of 2006 were up 9 percent as prices increased 15 percent and volume declined 6 percent. Prices were significantly higher in all geographic areas as the business focused on recovering margin lost to high feedstock costs. Volume declined in all geographic areas. Anticipation of lower prices (due to a decline in oil and natural gas prices late in the third quarter of 2006) slowed customer demand late in the quarter. Volume in Europe was lower due to the fourth quarter 2005 closure of the polystyrene plant in Barry, United Kingdom, which reduced product availability in the region. EBIT declined from the third quarter of 2005 as the increase in prices failed to keep pace with the increase in feedstock and energy costs.

Basic Plastics sales for the first nine months of 2006 were $8,889 million, up 10 percent from $8,088 in the first nine months of 2005. Compared with 2005, prices were up 11 percent while volume declined 1 percent. EBIT for the first nine months of 2006 was $1,561 million, down from $1,774 million in the first nine months 2005, as price increases were not sufficient to offset the increase in feedstock and other raw material costs. EBIT for the first nine months of 2006 was also negatively impacted by restructuring charges associated with the closure of the Sarnia, Ontario, Canada polystyrene and polyethylene manufacturing facilities and lower equity earnings from EQUATE and Siam Polyethylene Co., Ltd.  EBIT for the first nine months of 2005 included a gain of $29 million associated with the sale of EQUATE shares, and a gain of $31 million associated with the divestiture of Dow’s interest in DDE and the acquisition of certain DDE assets.

BASIC CHEMICALS

Third quarter sales for the Basic Chemicals segment were $1,461 million, up 13 percent from $1,293 million in the third quarter of 2005. Prices increased 12 percent versus the third quarter last year due to higher prices for ethylene glycol, the result of a tightening of supply. Prices were up significantly for vinyl chloride monomer (“VCM”) due to continued strong industry fundamentals. Caustic soda prices were down slightly in the third quarter. Volume was up 1 percent versus the third quarter of last year with higher demand for VCM offsetting a decline in ethylene oxide / ethylene glycol (“EO/EG”) volume. Compared with last year, the improvement in volume for VCM was driven by good demand for polyvinyl chloride in all geographic areas. In August of this year, the Company announced the closure of its chlor-alkali plant in Fort Saskatchewan, Alberta, Canada, and a number of other small manufacturing facilities, as part of its restructuring activities, resulting in a charge of $165 million against the Basic Chemicals segment (see Note F to the Consolidated Financial Statements). EBIT for the segment was $122 million in the third quarter of 2006, reflecting the unfavorable impact of the charge, compared with $167 million in the third quarter of last year. Higher selling prices, improved operating rates, and stronger equity earnings from EQUATE, OPTIMAL and MEGlobal, more than offset the impact of higher feedstock costs.

For the first nine months of 2006, sales for the Basic Chemicals segment were $4,245 million, up 3 percent from $4,114 million last year. Compared with last year, volume declined 1 percent, as prices increased 4 percent. EBIT for the first nine months of 2006 was $495 million, down from $861 million in the same period last year. Results for 2006 reflect the impact of restructuring charges of $165 million. In addition, higher feedstock and energy costs significantly reduced profitability in EG, caustic soda and VCM. Results for the first nine months of 2005 included a gain of $41 million associated with the sale of EQUATE shares.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales for the third quarter of 2006 were $1,569 million, up 2 percent from $1,541 million in the third quarter of 2005. Despite a 12 percent decline in volume, sales were up from last year due to a 14 percent increase in selling prices, driven by significantly higher feedstock costs. Purchased feedstock and energy costs were up 15 percent from the same period last year. Sales volume declined from the third quarter of last year, with almost all of the reduction reported in Europe. Compared to the very high levels of a year ago, volumes in Europe declined due to small unplanned outages and lower sales of refinery byproducts. For the first nine months of 2006, sales for the Hydrocarbons and Energy segment were $4,643 million, up 5 percent from $4,443 million last year, due to a 16 percent increase in price and an 11 percent decrease in volume.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at cost. As a result, EBIT for this operating segment was breakeven for the three months and nine months ended September 30, 2006 and 2005.

UNALLOCATED AND OTHER

Sales for Unallocated and Other, which primarily relate to the Company’s insurance operations, were $84 million in the third quarter of 2006, up from $63 million in the same period of 2005. Year-to-date sales were $260 million, up from $221 million in the first nine months of 2005.

Included in the results for Unallocated and Other are:

•                  results of insurance operations,

•                  gains and losses on sales of financial assets,

•                  stock-based compensation expense,

•                  changes in the allowance for doubtful receivables,

•                  expenses related to Dow Ventures,

•                  asbestos-related defense and resolution costs,

•                  foreign exchange hedging results, and

•                  overhead and other cost recovery variances not allocated to the operating segments.

EBIT for the third quarter of 2006 was a loss of $367 million, compared with a loss of $222 million for the third quarter of 2005. EBIT for the current quarter was reduced by restructuring charges of $145 million, including severance of $81 million, pension curtailment costs and termination benefits of $33 million, asset write-offs of $18 million related to the shutdown of several small facilities around the world, and asbestos abatement of $10 million and environmental remediation of $3 million related to the complete shutdown of the Company’s manufacturing site in Sarnia, Ontario, Canada. See Note F to the Consolidated Financial Statements for additional information regarding the restructuring charges recorded in the third quarter of 2006.

EBIT for the first nine months of 2006 was a loss of $681 million, compared with a loss of $782 million for the same period last year. Year-to-date results for 2006 were reduced by restructuring charges of $145 million. Compared with last year, 2006 results were favorably impacted by lower stock-based compensation expense of approximately $140 million, lower expenses related to the allowance for doubtful receivables of approximately $80 million, and improved results from the Company’s insurance operations. Results for the first nine months of last year were reduced by a $31 million loss on the early extinguishment of debt.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended Sept. 30, 2006			Nine Months Ended Sept. 30, 2006
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	2%	7%	9%	9%	4%	13%
Performance Chemicals	5	3	8	3	1	4
Agricultural Sciences	7	1	8	—	(2)	(2)
Basic Plastics	(5)	20	15	(1)	11	10
Basic Chemicals	1	12	13	(1)	4	3
Hydrocarbons and Energy	(12)	14	2	(11)	16	5
Total	(1)%	11%	10%	1%	6%	7%
Geographic area sales
United States	(1)%	10%	9%	—	8%	8%
Europe	(4)	15	11	—	6	6
Rest of World	1	7	8	5	4	9
Total	(1)%	11%	10%	1%	6%	7%

OUTLOOK

Continued global GDP growth should drive higher demand for the chemical industry, especially in China and other emerging regions of the world. With supply growth limited, industry supply/demand balances should remain favorable. However, continued volatility in feedstock and energy costs adds uncertainty to the profit outlook.

Purchased feedstock and energy costs are expected to be lower in the fourth quarter of 2006, compared with the third quarter of 2006, although oil and gas prices are expected to continue to be volatile, which makes it difficult to predict the amount of the decline. Prices for crude oil, naphtha and ethane are expected to average somewhat lower in the fourth quarter than in the third, while U.S. natural gas prices are expected to increase going into the winter months.

The solid demand seen by many businesses in the third quarter is expected to continue into the fourth quarter of 2006, although ongoing volatility in feedstock and energy costs creates some uncertainty in relation to the dynamics of customer buying patterns. Also, seasonal demand patterns are expected to impact fourth quarter results: Agricultural Sciences and Dow Automotive volume should improve from third quarter of 2006, while Dow Building Solutions volume is likely to decline.

With relative price stability and raw material costs falling during the fourth quarter, margin recovery is expected for the Performance businesses.

2006 is turning out to be another tremendous year for Dow; 2007 is expected to be yet another very good year for Dow.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sept. 30, 2006	Sept. 30, 2005
Cash provided by (used in):
Operating activities	$2,904	$3,534
Investing activities	(1,322)	(1,189)
Financing activities	(2,240)	(2,092)
Effect of exchange rate changes on cash	(14)	(182)
Net change in cash and cash equivalents	$(672)	$71

Cash provided by operating activities was lower in the first nine months of 2006 than in the same period last year due to lower earnings and an increase in working capital requirements. At September 30, 2006, total inventories were $6.1 billion, up from $5.3 billion at year-end 2005, due in part to higher costs for feedstocks and other raw materials. In 2006, inventory levels have increased from the very low levels of the second half of 2005, when production was significantly reduced by shutdowns related to hurricanes on the U.S. Gulf Coast.

Cash used in investing activities in the first nine months of 2006 increased compared with the same period last year. In the first nine months of this year, the Company acquired previously leased railcars for $205 million and increased capital expenditures $68 million. In addition, the Company paid approximately $100 million as part of the acquisition of Zhejiang Omex Environmental Engineering Co. LTD. In the first nine months of 2005, cash used in investing activities included $98 million for the acquisition of the remaining 28 percent of PBBPolisur S.A., a consolidated company, and $170 million paid to Cargill Dow LLC, a former 50:50 joint venture of the Company, partially offset by proceeds of $87 million from the sale of DDE.

Cash used in financing activities in the first nine months of 2006 increased compared with the same period last year, principally due to an increase in purchases of treasury stock (related to a share repurchase program authorized in July 2005), a decline in proceeds from sales of common stock (related to the exercise of stock options and the Employees’ Stock Purchase Plan) and an increase in dividends paid to stockholders, partially offset by lower payments on long-term debt. In the first nine months of 2005, the Company significantly reduced debt levels, including the early extinguishment of $923 million of debt.

As previously mentioned, on August 29, 2006, the Board of Directors approved a plan to shut down a number of the Company’s manufacturing facilities, and as a result, the Company recorded pretax restructuring charges totaling $579 million in the third quarter of 2006. The charges included asset write-downs and write-offs of $327 million, costs associated with exit or disposal activities of $171 million, and severance costs of $81 million. The shutdowns are scheduled to be completed by the end of 2008, resulting in cash expenditures of approximately $220 million over the next several years related to severance costs, contract terminations fees, asbestos abatement and environmental remediation.

Dow expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities, and pension plan settlement costs. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	Sept. 30, 2006	Dec. 31, 2005
Current assets	$17,880	$17,404
Current liabilities	10,088	10,663
Working capital	$7,792	$6,741
Current ratio	1.77:1	1.63:1
Days-sales-outstanding-in-receivables	38	39
Days-sales-in-inventory	64	59

Total Debt In millions	Sept. 30, 2006	Dec. 31, 2005
Notes payable	$181	$241
Long-term debt due within one year	828	1,279
Long-term debt	9,199	9,186
Total debt	$10,208	$10,706
Gross debt as a percent of total capitalization	36.0%	39.1%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At September 30, 2006, there were no commercial paper borrowings outstanding. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. At the beginning of 2006, these facilities included a $1.25 billion 364-day revolving credit facility, which was set to mature in April 2006, and a $1.75 billion 5-year revolving credit facility, with an April 2009 maturity date. In April 2006, these credit facilities were replaced with a $3 billion 5-year revolving credit facility which matures in April 2011.

At September 30, 2006, the Company had $3.5 billion of SEC-registered securities available for issuance under U.S. shelf registrations, Euro 1.5 billion (approximately $1.9 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $425 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on August 8, 2006.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At September 30, 2006, the Company was in compliance with all of these covenants and default provisions. For information on Dow’s covenants and default provisions, see Note L to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007. During the first nine months of 2006, the Company purchased 16,826,807 shares of the Company’s common stock under this program. Since the program was authorized, the Company has purchased a total of 17,541,007 shares. On October 26, 2006, the Company announced that its Board of Directors had approved a new share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock. The new program will begin once the current repurchase authorization is complete. See PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The Company also had outstanding guarantees at September 30, 2006. Additional information related to these guarantees can be found in the “Guarantees” table provided in Note E to the Consolidated Financial Statements.

Dividends

On October 30, 2006, the Company paid a quarterly dividend of $0.375 per share to stockholders of record on September 29, 2006. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 94-year period, Dow has increased the amount of the quarterly dividend 46 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2006	2005
Claims unresolved at January 1	146,325	203,416
Claims filed	12,388	27,715
Claims settled, dismissed or otherwise resolved	(45,006)	(51,928)
Claims unresolved at September 30	113,707	179,203
Claimants with claims against both Union Carbide and Amchem	39,432	61,524
Individual claimants at September 30	74,275	117,679

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

Based on Union Carbide’s review of 2006 activity, Union Carbide determined that no change to the accrual was required at September 30, 2006. Union Carbide’s asbestos-related liability for pending and future claims was $1.4 billion at September 30, 2006. Approximately 35 percent of the recorded liability related to pending claims and approximately 65 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs
In millions	Sept. 30, 2006	Sept. 30, 2005	to Date as of Sept. 30, 2006
Defense costs	$45	$55	$464
Resolution costs	$95	$122	$1,160

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $478 million at September 30, 2006 and $535 million at December 31, 2005. At September 30, 2006, $477 million ($398 million at December 31, 2005) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2006	Dec. 31, 2005
Receivables for defense costs	$9	$73
Receivables for resolution costs	342	327
Total	$351	$400

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $1 million in the third quarter of 2006 ($24 million in the third quarter of 2005) and $29 million in the first nine months of 2006 ($56 in the first nine months of 2005), and was reflected in “Cost of sales.”

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although Union Carbide already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the third quarter of 2006, Union Carbide reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps, and nonderivative instruments in foreign currencies. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies — mainly the Euro and Japanese yen; and economic exposure derived from the risk that currency fluctuations could affect the U.S. dollar value of future cash flows. The majority of the foreign exchange exposure is related to European currencies and the Japanese yen.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation movement in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Company. The VAR methodology used by Dow is based primarily on the variance/covariance statistical model. The year-end VAR and average daily VAR for the aggregate of trading and non-trading positions for 2005 and 2004 are shown below:

Total Daily VAR at December 31*	2005		2004
In millions	Year-end	Average	Year-end	Average
Foreign exchange	$3	$6	$2	$2
Interest rate	$55	$65	$80	$87
Equity exposures, net of hedges	$2	$2	$1	$2
Commodities	$23	$21	$26	$29

*Using a 95 percent confidence level

Since December 31, 2005, there have been no material changes in the Company’s risk management policies. The Company’s daily VAR for the aggregate of trading and non-trading positions has declined from a total VAR of $83 million at December 31, 2005, to a total of $70 million at September 30, 2006. The decline was driven by a drop in the interest rate VAR from $55 million to $38 million, principally due to a reduction in the Company’s long-term debt.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the third quarter of 2006. For a summary of the history and current status of this matter, see Note E to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Company’s risk factors in the third quarter of 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2006:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program (1)	Maximum number of shares that may yet be purchased under the Company’s publicly announced share repurchase program
July 2006	886,100	$34.38	886,100	11,388,900
August 2006	1,757,400	35.75	1,757,400	9,631,500
September 2006	2,172,507	38.91	2,172,507	7,458,993
Third quarter 2006	4,816,007	$36.92	4,816,007	7,458,993

(1)          On July 14, 2005, the Company publicly announced that the Board of Directors had authorized on that day the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007.  Prior to that authorization (and since August 3, 1999 when the Board of Directors terminated its 1997 authorization which allowed the Company to repurchase shares of Dow common stock), the only shares purchased by the Company were those shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

On October 26, 2006, the Company announced that its Board of Directors had approved a new share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock. The new program will begin once the current repurchase authorization is complete.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 49 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

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

THE DOW CHEMICAL COMPANY
Registrant

Date: October 31, 2006

/s/WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller

Exhibit Index

EXHIBIT NO.	DESCRIPTION
10(p)	A copy of The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004), amended and restated as of September 1, 2006.
10(dd)	A copy of The Dow Chemical Company Elective Deferral Plan, Effective for Deferrals after January 1, 2005, amended and restated as of September 1, 2006.
23	Analysis, Research & Planning Corporation’s Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-100.INS	XBRL Instance Document
EX-100.SCH	XBRL Taxonomy Extension Schema Document
EX-100.SCH.1	XBRL Taxonomy Extension Schema Document
EX-100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-100.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

As a participant in the Securities and Exchange Commission’s voluntary XBRL (eXtensible Business Reporting Language) program, the Company has attached as Exhibit 100 to this Quarterly Report on Form 10-Q the complete set of financial statements, excluding the notes to the financial statements, formatted in XBRL. Pursuant to Rule 401 of Regulation S-T, users of this data are advised that the financial information contained in the XBRL-related documents is unaudited and that these are not the official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, the information in Exhibit 100 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The purpose of submitting these XBRL-related documents is to test the related format and technology. As a result, investors should continue to rely on the official filed version of the Company’s financial statements included in PART I - FINANCIAL INFORMATION to this Quarterly Report on Form 10-Q and not rely on the information in Exhibit 100 in making investment decisions.