Form 10-K
period 2006-12-31
DOW CHEMICAL CO /DE/
filed 2007-02-20
CIK 29915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2006

Commission file number: 1-3433

THE DOW CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1285128 (I.R.S. Employer Identification No.)

2030 DOW CENTER, MIDLAND, MICHIGAN 48674
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: 989-636-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per shares	Common Stock registered on the New York and Chicago Stock Exchanges
Debentures, 6.85%, final maturity 2013	Debentures registered on the New York Stock Exchange

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates as of June 30, 2006 (based upon the closing price of $39.03 per common share as quoted on the New York Stock Exchange), was approximately $37.1 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors, Officers, the Dow Employees' Pension Plan Trust, and the Retirement Program for Employees of Union Carbide Corporation and its Participating Subsidiary Companies would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2006 was 949,440,129 shares.

Total common stock outstanding at January 31, 2007 was 959,167,793 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2007.

The Dow Chemical Company

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2006

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

BUSINESS AND PRODUCTS

Corporate Profile

Dow is a diversified chemical company that offers a broad range of innovative chemical, plastic and agricultural products and services to customers in more than 175 countries, helping them to provide everything from fresh water, food and pharmaceuticals to paints, packaging and personal care. In 2006, Dow had annual sales of $49 billion and employed approximately 42,600 people worldwide. The Company has 150 manufacturing sites in 37 countries and produces more than 3,100 products. The following descriptions of the Company's operating segments include a representative listing of products for each business.

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

    •
    Products: EQUIFOAM™ comfort products; ETHAFOAM™ polyethylene foam; IMMOTUS™ acoustic panels; QUASH™ sound management foam; SARAN™ vapor retarder film and tape; STYROFOAM™ brand insulation products (including XPS and polyisocyanurate rigid foam sheathing products); SYMMATRIX™ oriented composites; SYNERGY™ soft touch foam; TRYMER™ polyisocyanurate foam pipe insulation; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

    Dow Epoxy is a leading global producer of epoxy resins, intermediates and specialty resins for a wide range of industries and applications such as coatings, electrical laminates, civil engineering, adhesives and composites. With plants strategically located across four continents, the business is focused on providing customers around the world with differentiated solution-based epoxy products and innovative technologies and services.

    •
    Products: D.E.H.™ epoxy curing agents or hardeners; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy intermediates (Acetone, Allyl chloride, Bisphenol-A, Epichlorohydrin, OPTIM™ synthetic glycerine and Phenol); Peroxymeric chemicals (CYRACURE™ cycloaliphatic epoxides, FLEXOL™ plasticizers; and TONE™ monomers, polyols and polymers); Specialty acrylic monomers (Glycidyl methacrylate, Hydroxyethyl acrylate and Hydroxypropyl acrylate); UCAR™ solution vinyl resins

    The Polyurethanes and Polyurethane Systems business is a leading global producer of polyurethane raw materials and polyurethane systems. Differentiated by its ability to globally supply a high-quality, consistent and complete product range, this business emphasizes both existing and new business developments while facilitating customer success with a global market and technology network.

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

    •
    Products: AFFINITY™ polyolefin plastomers (POPs); AMPLIFY™ functional polymers; CALIBRE™ polycarbonate resins; DOW XLA™ elastic fiber; EMERGE™ advanced resins; ENGAGE™ polyolefin elastomers; FLEXOMER™ very low density polyethylene (VLDPE) resins; INTEGRAL™ adhesive films; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; NORDEL™ hydrocarbon rubber; PELLETHANE™ thermoplastic polyurethane elastomers; PRIMACOR™ copolymers; PROCITE™ window envelope films; PULSE™ engineering resins; REDI-LINK™ polyethylene-based wire & cable insulation compounds; SARAN™ PVDC resin and SARAN™ PVDC film; SARANEX™ barrier films; SI-LINK™ polyethylene-based low voltage insulation compounds; TRENCHCOAT™ protective films; TYRIL™ SAN resins; TYRIN™ chlorinated polyethylene; UNIGARD™ HP high-performance flame-retardant compounds; UNIGARD™ RE reduced emissions flame-retardant compounds; UNIPURGE™ purging compound; VERSIFY™ plastomers and elastomers; ZETABON™ coated metal cable armor

    The Technology Licensing and Catalyst business includes licensing and supply of related catalysts, process control software and services for the UNIPOL™ polypropylene process, the METEOR™ process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO™ process for oxo alcohols, the QBIS™ bisphenol A process, and Dow's proprietary technology for production of purified terephthalic acid (PTA). Licensing of the UNIPOL™ polyethylene process and sale of related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture of Union Carbide.

    •
    Products: LP OXO™ process technology and NORMAX™ catalysts; METEOR™ EO/EG process technology and catalysts; PTA process technology; QBIS™ bisphenol A process technology and DOWEX™ QCAT™ catalyst; UNIPOL™ PP process technology and SHAC™ catalyst systems

    The Performance Plastics segment also includes a portion of the results of the Siam Group, a group of Thailand-based joint ventures.

  PERFORMANCE CHEMICALS

  Applications: agricultural and pharmaceutical products and processing • building materials • chemical processing and intermediates • electronics • food processing and ingredients • gas treating solvents • household products • metal degreasing and dry cleaning • oil and gas treatment • paints, coatings, inks, adhesives, lubricants • personal care products • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

    Designed Polymers is a business portfolio of products and systems characterized by unique chemistry, deep expertise in regulated markets and specialty product qualities and features. Within Designed Polymers, Dow Water Solutions offers world-class brands and enabling component technologies designed to advance the science of desalination, water purification, trace contaminant removal and water recycling. Other businesses in Designed Polymers, such as Water Soluble Polymers, develop and market a range of products that enhance the physical and sensory properties of end-use products in a wide range of applications including food, pharmaceuticals, oil and gas, paints and coatings, personal care, and building and construction.

    •
    Products and Services: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company, a wholly owned subsidiary of Dow; CELLOSIZE™ hydroxyethyl cellulose; Chiral compounds and biocatalysts; CYCLOTENE™ advanced electronics resins; DOW™ latex powders; DOWEX™ ion exchange resins; ETHOCEL™ ethylcellulose resins; FILMTEC™ membranes; FORTEFIBER™ soluble dietary fiber; Hydrocarbon resins; Industrial biocides; METHOCEL™ cellulose ethers; OMEXELL™ ultrafiltration; OMEXELL™ electrodeionization; Pfçnex Expression Technology™; POLYOX™ water-soluble resins; Quaternaries; SILK™ semiconductor dielectric resins

    The Dow Latex and Acrylic Monomers business is a major global supplier of latexes, for a wide range of industries and applications. It provides the broadest line of styrene/butadiene (S/B) products supporting customers in paper and paperboard (for magazines, catalogues and food packaging) applications, and the carpet and floor covering industry. UCAR Emulsion Systems (UES) manufactures and sells acrylic, vinyl acrylic, vinyl acetate ethylene (VAE), and S/B and styrene acrylic latexes and NEOCAR™ branched vinyl ester latexes for use in the architectural and industrial coatings, adhesives, construction products such as caulks and sealants, textile, and traffic paint. It also offers the broadest product range in the dispersion area and produces and markets UCAR™ POLYPHOBE™ rheology modifiers.

    •
    Products: Acrylic acid/Acrylic esters; Acrylic latex; EVOCAR™ specialty latex; FOUNDATIONS™ latex; NEOCAR™ branched vinyl ester latexes; Styrene-acrylate latex; Styrene-butadiene latex; Styrene-butadiene vinyl acetate ethylene (VAE); UCAR™ all-acrylic, styrene-acrylic and vinyl-acrylic latexes; UCAR™ POLYPHOBE™ rheology modifiers; UCARHIDE™ opacifier

    The Specialty Chemicals business provides products and services used as functional ingredients or processing aids in the manufacture of a diverse range of products. Applications include agricultural and pharmaceutical products and processing, building and construction, chemical processing and intermediates, electronics, food processing and ingredients, gas treating solvents, fuels and lubricants, oil and gas, household and institutional cleaners, coatings and paints, pulp and paper manufacturing, metal degreasing and dry cleaning, and transportation. Dow Haltermann Custom Processing provides contract and custom manufacturing services to other specialty chemical, agricultural chemical and biodiesel producers.

    •
    Products: AMBITROL™ and NORKOOL™ industrial coolants; Butyl CARBITOL™ and Butyl CELLOSOLVE™ ethylene oxide; CARBOWAX™ and CARBOWAX™ SENTRY™ polyethylene glycols and methoxypolyethylene glycols; Diphenyloxide; DOW™ polypropylene glycols; DOWCAL™, DOWFROST™, DOWTHERM™, SYLTHERM and UCARTHERM™ heat transfer fluids; DOWFAX™, TERGITOL™ and TRITON™ surfactants; Ethanolamines; Ethyleneamines; Isopropanolamines; MAXIBOOST™ cleaning boosters; MAXICHECK™ solvent analysis test kits; MAXISTAB™ stabilizers; Propylene oxide-based glycol ethers; SAFE-TAINER™ closed-loop delivery system; SYNALOX™ lubricants; UCAR™ deicing fluids; UCARKLEAN™ amine management; UCARSOL™ formulated solvents; UCON™ fluids; VERSENE™ chelating agents; Fine and specialty chemicals from the Dow Haltermann Custom Processing business; Test and reference fuels, printing ink distillates, pure hydrocarbons and esters, and derivatives from Haltermann Products, a wholly owned subsidiary of Dow

    The Performance Chemicals segment also includes the results of Dow Corning Corporation, and a portion of the results of the OPTIMAL Group and the Siam Group, all joint ventures of the Company.

  AGRICULTURAL SCIENCES

  Applications: control of weeds, insects and plant diseases for agriculture and pest management • agricultural seeds and traits (genes)

    Dow AgroSciences is a global leader in providing pest management, agricultural and crop biotechnology products and solutions. The business develops, manufactures and markets products for crop production; weed, insect and plant disease management; and industrial and commercial pest management. Dow AgroSciences is building a leading plant genetics and biotechnology business in agricultural seeds, traits, healthy oils, and animal health.

    •
    Products: CLINCHER™ herbicide; DITHANE™ fungicide; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide, HERCULEX™ I insect protection; HERCULEX™RW insect protection; HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ brand cottonseeds; PROFUME™ gas fumigant; SENTRICON™ termite colony elimination system; STARANE™ herbicide; STINGER™ herbicide; SURPASS™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

  BASIC PLASTICS

  Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe • textiles • toys, playground equipment and recreational products • wire and cable compounds

    The Polyethylene business is the world's leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and process technologies, the business offers customers one of the industry's broadest ranges of polyethylene resins via a strong global network of local experts focused on partnering for long-term success.

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

  HYDROCARBONS AND ENERGY

  Applications: polymer and chemical production • power

    The Hydrocarbons and Energy business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, power and steam principally for use in Dow's global operations. The business regularly sells its byproducts; the business also buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Dow is the world leader in the production of olefins and aromatics.

    •
    Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

    The Hydrocarbons and Energy segment also includes the results of Compañía Mega S.A. and a portion of the results of the Siam Group, both joint ventures of the Company.

  Unallocated and Other includes the results of New Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; the Company's insurance operations and environmental operations; and overhead and other cost recovery variances not allocated to the operating segments.

Industry Segments and Geographic Area Results

See Note S to the Consolidated Financial Statements for disclosure of information by operating segment and geographic area.

Number of Products

Dow manufactures and supplies more than 3,100 products and services. No single product accounted for more than 5 percent of the Company's consolidated net sales in 2006.

Competition

Historically, the chemical industry has operated in a competitive environment, and that environment is expected to continue. The Company experiences substantial competition in each of its operating segments and in each of the geographic areas in which it operates. In addition to other chemical companies, the chemical divisions of major international oil companies provide substantial competition in the United States and abroad. Dow competes worldwide on the basis of quality, price and customer service, and for 2006 continued to be the largest U.S. producer of chemicals and plastics, in terms of sales.

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

       The Company purchases hydrocarbon raw materials including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, benzene, ethylene, propylene and styrene to supplement internal production. Expenditures for hydrocarbon feedstocks and energy accounted for 49 percent of the Company's production costs and operating expenses for the year ended December 31, 2006. The Company purchases these raw materials on both short- and long-term contracts.

       Other significant raw materials include acrylonitrile, aniline, bisphenol, co-monomers (for linear low density polyethylene), methanol, rubber, and toluene diamine. The Company purchases these raw materials on both short- and long-term contracts.

       The Company had adequate supplies of raw materials during 2006, and expects to continue to have adequate supplies of raw materials in 2007.

Method of Distribution

All products and services are marketed primarily through the Company's sales force, although in some instances more emphasis is placed on sales through distributors.

       Twenty-two percent of the sales of the Basic Chemicals segment in 2006 were to one customer. The Company has a supply contract with this customer on an ongoing basis. In addition, sales to MEGlobal, a 50:50 joint venture with Petrochemical Industries Company of Kuwait, represented approximately 15 percent of the sales in the Basic Chemicals segment. Excess ethylene glycol produced in Dow's plants in the United States and Europe is sold to MEGlobal. See Note C to the Consolidated Financial Statements for further discussion on the formation of MEGlobal in the second quarter of 2004. Other than the sales to these customers, no significant portion of the business of any operating segment is dependent upon a single customer.

Research and Development

The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and development expenses were $1,164 million in 2006, $1,073 million in 2005 and $1,022 million in 2004. At December 31, 2006, the Company employed approximately 5,600 people in various research and development activities.

Patents, Licenses and Trademarks

The Company continually applies for and obtains U.S. and foreign patents. At December 31, 2006, the Company owned 2,519 active U.S. patents and 9,161 active foreign patents as follows:

Patents Owned at December 31, 2006
	U.S.	Foreign

Performance Plastics	1,291	5,101
Performance Chemicals	382	1,145
Agricultural Sciences	546	1,786
Basic Plastics	141	711
Basic Chemicals	62	96
Hydrocarbons and Energy	34	219
Other	63	103

Total	2,519	9,161

       Dow's primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $512 million in 2006, $195 million in 2005 and $246 million in 2004. Revenue related to licensing was up in 2006 due to lump sum licensing revenue that was earned in the first quarter. The Company incurred royalties to others of $64 million in 2006, $62 million in 2005 and $42 million in 2004. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the "Dow in Diamond" trademark. Although the Company considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

Dow's principal nonconsolidated affiliates at December 31, 2006, including direct or indirect ownership interest for each, are listed below:

  •
  Compañía Mega S.A. – 28 percent – an Argentine company that owns a natural gas separation and fractionation plant, which provides feedstocks to the Company's petrochemical plant located in Bahia Blanca, Argentina.
  •
  Dow Corning Corporation – 50 percent – a U.S. company that manufactures silicone and silicone products. See Note J to the Consolidated Financial Statements.
  •
  EQUATE Petrochemical Company K.S.C. – 42.5 percent – a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.
  •
  Equipolymers – 50 percent – a company, headquartered in Zurich, Switzerland, that manufactures purified terephthalic acid, and manufactures and markets polyethylene terephthalate resins. See Note C to the Consolidated Financial Statements.
  •
  MEGlobal – 50 percent – a company, headquartered in Dubai, United Arab Emirates, that manufactures and markets monoethylene glycol and diethylene glycol. See Note C to the Consolidated Financial Statements.
  •
  The OPTIMAL Group [consisting of OPTIMAL Olefins (Malaysia) Sdn Bhd – 23.75 percent; OPTIMAL Glycols (Malaysia) Sdn Bhd – 50 percent; OPTIMAL Chemicals (Malaysia) Sdn Bhd – 50 percent] – Malaysian companies that operate an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kerteh, Terengganu, Malaysia.
  •
  The Siam Group – 49 percent [consisting of Pacific Plastics (Thailand) Limited; Siam Polyethylene Company Limited; Siam Polystyrene Company Limited; Siam Styrene Monomer Co., Ltd.; Siam Synthetic Latex Company Limited] – Thailand-based companies that manufacture polyurethanes, polyethylene, polystyrene, styrene and latex.

       See Note F to the Consolidated Financial Statements for additional information.

Financial Information About Foreign and Domestic Operations and Export Sales

In 2006, the Company derived 63 percent of its sales and had 45 percent of its property investment outside the United States. While the Company's international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note S to the Consolidated Financial Statements, and discussions of the Company's risk management program for foreign exchange and interest rate risk management appear in Item 1A. Risk Factors, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Note H to the Consolidated Financial Statements.

Protection of the Environment

Matters pertaining to the environment are discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, and Notes A and J to the Consolidated Financial Statements.

Employees

Personnel count was 42,578 at December 31, 2006; 42,413 at December 31, 2005; and 43,203 at December 31, 2004. During 2006, headcount was impacted by the addition of approximately 550 employees associated with the acquisition of Zhejiang Omex Environmental Engineering Co. LTD by FilmTec Corporation, a wholly owned subsidiary of the Company, and a reduction of approximately 260 employees due to the sale of the plastics division of Sentrachem Limited. In 2005, headcount declined from 2004, despite the addition of approximately 115 employees associated with the acquisition of businesses from DuPont Dow Elastomers L.L.C., as the Company remained focused on improving organizational efficiency and financial performance.

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

Volatility in purchased feedstock and energy costs impact Dow's operating costs and add variability to earnings.

During 2006, purchased feedstock and energy costs continued to rise, adding an additional $2 billion of costs compared with 2005 and accounting for 49 percent of the Company's total production costs and operating expenses in 2006, up from 47 percent in 2005 and 42 percent in 2004. While purchased feedstock and energy costs have trended downward in early 2007, these costs are expected to remain volatile throughout the year. The Company uses its feedstock flexibility and financial and physical hedging programs to lower overall feedstock costs. However, when these costs increase, the Company is not always able to immediately raise selling prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. As a result, increases in these costs could negatively impact the Company's results of operations.

The earnings generated by the Company's basic chemical and basic plastic products will vary from period to period based in part on the balance of supply relative to demand within the industry.

The balance of supply relative to demand within the industry may be significantly impacted by the addition of new capacity. For basic commodities, capacity is generally added in large increments as world-scale facilities are built. This may disrupt industry balances and result in downward pressure on prices due to the increase in supply, which could negatively impact the Company's results of operations.

The businesses of many of Dow's customers are cyclical in nature and sensitive to changes in general economic conditions.

An economic downturn in the businesses or geographic areas in which Dow sells its products could reduce demand for these products and result in a decrease in sales volume and could have a negative impact on Dow's results of operations.

If key suppliers are unable to provide the raw materials required for production, Dow may not be able to obtain the raw materials from other sources on as favorable terms.

The Company purchases hydrocarbon raw materials including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. The Company also purchases electric power, benzene, ethylene, propylene and styrene to supplement internal production, and other raw materials. If the Company's key suppliers are unable to provide the raw materials required for production, it could have a negative impact on Dow's results of operations. For example, during 2005, the Company experienced temporary supply disruptions related to two major hurricanes on the U.S. Gulf Coast.

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

The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2006, the Company had accrued obligations of $347 million for environmental remediation and restoration costs, including $31 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

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

       Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2006, Union Carbide's asbestos-related liability for pending and future claims was $1.2 billion and its receivable for insurance recoveries related to its asbestos liability was $495 million. At December 31, 2006, Union Carbide also had receivables of $300 million for insurance recoveries for defense and resolution costs. It is the opinion of the Company's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

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

In 2005, two major hurricanes caused significant disruption in Dow's operations on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, which had an adverse impact on volume and cost for some of Dow's products. If similar weather-related matters occur in the future, it could negatively affect Dow's results of operations, due to the Company's substantial presence on the U.S. Gulf Coast.

The Company's global business operations give rise to market risk exposure.

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

None.

The Dow Chemical Company and Subsidiaries
PART I, Item 2. Properties.

PROPERTIES

The Company operates 150 manufacturing sites in 37 countries. Properties of Dow include facilities which, in the opinion of management, are suitable and adequate for the manufacture and distribution of Dow's products. During 2006, the Company's chemicals and plastics production facilities and plants operated at approximately 85 percent of capacity. The Company's major production sites are as follows:

United States:	Plaquemine, Louisiana; Hahnville, Louisiana; Midland, Michigan; Freeport, Texas; Seadrift, Texas; Texas City, Texas; South Charleston, West Virginia.
Canada:	Fort Saskatchewan, Alberta.
Germany:	Boehlen; Leuna; Rheinmuenster; Schkopau; Stade.
France:	Drusenheim.
The Netherlands:	Terneuzen.
Spain:	Tarragona.
Argentina:	Bahia Blanca.
Brazil:	Aratu.

       Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	45 manufacturing locations in 16 states.
Canada:	6 manufacturing locations in 3 provinces.
Europe:	50 manufacturing locations in 19 countries.
Latin America:	24 manufacturing locations in 5 countries.
Asia Pacific:	25 manufacturing locations in 11 countries.

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

       The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2006	2005	2004

Claims unresolved at January 1	146,325	203,416	193,891
Claims filed	16,386	34,394	58,240
Claims settled, dismissed or otherwise resolved	(50,824)	(91,485)	(48,715)

Claims unresolved at December 31	111,887	146,325	203,416
Claimants with claims against both UCC and Amchem	38,529	48,647	73,587

Individual claimants at December 31	73,358	97,678	129,829

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

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation ("ARPC") in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, Union Carbide has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate.

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

       In November 2005, Union Carbide requested ARPC to review Union Carbide's 2005 asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Union Carbide's asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required at December 31, 2005.

       In November 2006, Union Carbide requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against Union Carbide and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2005 study, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

       Based on ARPC's December 2006 study and Union Carbide's own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which will now cover the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and is shown as "Asbestos-related credit" in the consolidated statements of income.

       At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs				Aggregate Costs
				to Date as of
In millions	2006	2005	2004	Dec. 31, 2006

Defense costs	$62	$75	$86	$481
Resolution costs	$117	$139	$300	$1,182

       The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

       Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $45 million in 2006, $75 million in 2005 and $82 million in 2004, and was reflected in "Cost of sales."

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

       In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2006, Union Carbide reached settlements with several of the carriers involved in this litigation.

       Union Carbide's receivable for insurance recoveries related to its asbestos liability was $495 million at December 31, 2006 and $535 million at December 31, 2005. At December 31, 2006, all of the receivable for insurance recoveries ($398 million at December 31, 2005) was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

       In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2006	2005

Receivables for defense costs	$34	$73
Receivables for resolution costs	266	327

Total	$300	$400

       After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Environmental Matter

The Company and the Texas Commission on Environmental Quality (the "TCEQ") are in the process of combining 12 Notices of Enforcement ("NOEs") issued by the TCEQ in relation to the Company's Freeport, Texas, site into a single enforcement matter for resolution. Nine of the 12 initial penalty assessments associated with the NOEs were received by the Company in the second quarter of 2006. The 12 NOEs primarily relate to alleged fugitive air emissions, air emission events and environmental recordkeeping violations; and seek a combined civil penalty of $858,738. While the Company expects that the penalty will ultimately be reduced, resolution of all 12 NOEs will result in a combined civil penalty in excess of $100,000.

The Dow Chemical Company and Subsidiaries
PART I, Item 4. Submission of Matters to a Vote of Security Holders.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company's executive officers as of January 31, 2007.

WILLIAM F. BANHOLZER, 50. DOW CORPORATE VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER. Employee of Dow since July 2005. General Electric Company, Chemical Engineer 1983-1989; Laboratory Manager and Leader R&D Center 1989-1992; Engineering Manager of Superabrasives Business 1992-1997; Vice President of Global Engineering, GE Lighting 1997-1999; Vice President of Global Technology, GE Advanced Materials 1999-2005. Dow Corporate Vice President and Chief Technology Officer July 2005 to date. Director of Dow Corning Corporation* and Mycogen Corporation*. Elected to the U.S. National Academy of Engineering in 2002. Elected NAE Councilor 2005. Member of American Chemical Society, American Institute of Chemical Engineers, and NAE Chemical Engineering Peer Committee. Advisory Board member for chemistry and chemical engineering at University of Illinois and UC Berkeley.

JULIE FASONE HOLDER, 54. DOW CORPORATE VICE PRESIDENT, HUMAN RESOURCES, DIVERSITY & INCLUSION AND PUBLIC AFFAIRS. Employee of Dow since 1975. Marketing Manager, Polyurethanes Business 1981-1984; District Sales Manager, Dow Latex 1984-1989; Group Marketing Manager for Formulation Products 1989-1994; Group Marketing Manager & Global Business Director, Performance Chemicals 1994-1997; Director of Sales and Marketing, Performance Chemicals 1997-2000; Business Vice President of Industrial Chemicals 2000-2004; Business Vice President, Specialty Plastics and Elastomers 2004-2005; Corporate Vice President, Human Resources, Diversity & Inclusion and Public Affairs 2005 to date. Recipient of Dow Genesis Award in 1999 and The National Association for Female Executives Woman of Achievement Award in 2007. Director of Wolverine Bank, FSB and The Dow Chemical Company Foundation.

MICHAEL R. GAMBRELL, 53. DOW EXECUTIVE VICE PRESIDENT, BASIC PLASTICS AND CHEMICALS PORTFOLIO. Employee of Dow since 1976. Business Director for the North America Chlor-Alkali Assets Business 1989-1992. General Manager for the Plastic Lined Pipe Business 1992-1994. Vice President of Operations for Latin America 1994-1996. Corporate Director, Technology Centers and Global Process Engineering 1996-1998. Global Business Director of the Chlor-Alkali Assets Business 1998-2000. Business Vice President for EDC/VCM & ECU Management 2000-2003. Business Vice President for the Chlor-Vinyl Business 2003. Senior Vice President, Chemicals and Intermediates 2003-2005. Executive Vice President, Basic Plastics and Chemicals Portfolio, 2005 to date. Board member of Oman Petrochemical Industries Company LLC*. Chairman of World Chlorine Council. Member of US-India Business Council. Recipient of the President's Distinguished Alumnus Award from Rose-Hulman Institute of Technology 1996.

HEINZ HALLER, 51. DOW CORPORATE VICE PRESIDENT, STRATEGIC DEVELOPMENT AND NEW VENTURES. Employee of Dow 1980-1994 and since 2006. Dow sales representative, Emulsion Polymers, Speciality Chemicals and Chlorinated Solvents 1980-1994. Managing Director, Plüss-Staufer Ag 1994-1999. Chief Executive Officer, Red Bull Sauber AG and Sauber Petronas Engineering AG 2000-2002. Managing Director, Allianz Capital Partners GmbH 2002-2006. Dow Corporate Vice President, Strategic Development and New Ventures June 2006 to date. Director Mycogen Corporation* and Univation Technologies, LLC*.

CHARLES J. KALIL, 55. DOW CORPORATE VICE PRESIDENT, GENERAL COUNSEL AND CORPORATE SECRETARY. Employee of Dow since 1980. General Counsel of Petrokemya (a former 50:50 joint venture of the Company) 1982-1983. Regional Counsel to Middle East/Africa 1983-1986. Senior Environmental Attorney 1986-1987. Litigation Staff Counsel and Group Leader 1987-1990. Senior Financial Law Counsel, Mergers and Acquisitions 1990-1992. General Counsel and Area Director of Government and Public Affairs for Dow Latin America 1992-1997. Special Counsel and Manager of INSITE™ legal issues 1997-2000. Assistant General Counsel for Corporate and Financial Law 2000-2003. Associate General Counsel for Corporate Legal Affairs 2003-2004. Dow Corporate Vice President and General Counsel November 2004 to date. Corporate Secretary 2005 to date. U.S. Department of Justice – Assistant U.S. Attorney, Eastern District of Michigan 1977-1980. Board member of Dorinco Reinsurance Company*, Liana Limited* and Oman Petrochemical Industries Company LLC*. Member of the Conference Board's Council of Chief Legal Officers. Member of the American Bar Association, District of Columbia Bar and the State Bar of Michigan.

DAVID E. KEPLER, 54. DOW SENIOR VICE PRESIDENT, SHARED SERVICES, ENVIRONMENT, HEALTH AND SAFETY, AND CHIEF INFORMATION OFFICER. Employee of Dow since 1975. Computer Services Manager of Dow U.S.A. Eastern Division 1984-1988. Commercial Director of Dow Canada Performance Products 1989-1991. Director of Pacific Area Information Systems 1991-1993. Manager of Information Technology for Chemicals and Plastics 1993-1994. Director of Global Information Systems Services 1994-1995. Director of Global Information Application 1995-1998. Vice President 1998-2000. Chief Information Officer 1998 to date. Corporate Vice President with responsibility for eBusiness 2000 to date. Responsibility for Advanced Electronic Materials 2002-2003. Responsibility for Shared Services – Customer Service, Information Systems, Purchasing, Six Sigma, Supply Chain, and Work Process Improvement 2004 to date. Senior Vice President with responsibility for EH&S March 2006 to date. Member of U.S. Chamber of Commerce Board of Directors, EPL Global Board of Directors, the American Chemical Society, and the American Institute of Chemical Engineers. Chairman of the Chemical IT Council and Cyber Security Program. Member of the Board of Directors for the Midland Community Cancer Services and Alden B. Dow Museum of Science and Art.

ROMEO KREINBERG, 56. DOW EXECUTIVE VICE PRESIDENT, PERFORMANCE PLASTICS AND CHEMICALS PORTFOLIO. Employee of Dow since 1977. Business Operations Manager for Latex and New Ventures in the Corporate Product Department 1987-1989. Regional Commercial Director for Dow Iberica 1989-1990. Regional Commercial Director for the newly unified German geography 1990-1991. Management Board for Dow Deutschland GmbH* 1991-1992. General Manager for Dow Italy and Vice President of Dow Europe GmbH* 1992-1994. Vice President for Polyethylene and PET/PTA, Dow Europe 1994-1995. Global Vice President for Polyethylene and PET/PTA 1995-2000. Business Group President for Polyolefins and Elastomers 2000-2003. Senior Vice President, Plastics 2003-2005. Executive Vice President of Performance Plastics and Chemicals Portfolio 2005 to date. Executive oversight responsibility for Corporate Marketing and Sales April 2006 to date. Board member of Dow Corning Corporation*, Oman Petrochemical Industries Company LLC* and United States Council for International Business.

ANDREW N. LIVERIS, 52. DOW PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN. DIRECTOR SINCE 2004. Employee of Dow since 1976. General manager of Dow's Thailand operations 1989-1992. Group business director for Emulsion Polymers and New Ventures 1992-1993. General manager of Dow's start-up businesses in Environmental Services 1993-1994. Vice President of Dow's start-up businesses in Environmental Services 1994-1995. President of Dow Chemical Pacific Limited* 1995-1998. Vice President of Specialty Chemicals 1998-2000. Business Group President for Performance Chemicals 2000-03. President and Chief Operating Officer November 2003 to November 2004. President and Chief Executive Officer November 2004 to date and Chairman April 2006 to date. Director of Citigroup, Inc. and Officer of the American Chemistry Council. Member of the American Australian Association, the Business Council, the Business Roundtable, The Detroit Economic Club, the G100, the International Business Council, the National Petroleum Council, The Société de Chimie Industrielle, the U.S.-China Business Council and the World Business Council for Sustainable Development. Member of the Board of Trustees of Tufts University and the Herbert H. and Grace A. Dow Foundation.

GEOFFERY E. MERSZEI, 55. DOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. DIRECTOR SINCE 2005. Employee of Dow 1977-2001 and since 2005. Dow Middle East/Africa Credit Manager 1977-1980. Dow Asia Pacific Credit Manager 1980-1982. Dow Asia Pacific Finance and Credit Manager 1982-1983. Dow Germany and Eastern Europe Treasurer 1983-1986. Dow Foreign Exchange Manager 1986-1988. Director of Finance for Dow Asia Pacific 1988-1991. Director of Finance/Treasurer for Dow Europe 1991-1996. Dow Vice President and Treasurer 1996-2001. Alcan, Inc. Executive Vice President and Chief Financial Officer 2001-2005. Dow Executive Vice President and Chief Financial Officer 2005 to date. Board member of Dow Corning Corporation*, Dow Credit Corporation*, Dow Financial Holdings Inc.*, Dow Financial Services Inc.*, Mycogen Corporation*, and Oman Petrochemical Industries Company LLC*. Chairman of Dorinco Reinsurance Company*, and Liana Limited*. Board member of Chemical Financial Corporation. Member of Financial Executives International and the Conference Board's Council of Financial Executives and member of the Corporate Executive Board Working Council for Chief Financial Officers.

FERNANDO RUIZ, 51. DOW CORPORATE VICE PRESIDENT AND TREASURER. Employee of Dow since 1980. Treasurer, Ecuador Region 1982-1984. Treasurer, Mexico Region 1984-1988. Financial Operations Manager, Corporate Treasury 1988-1991. Assistant Treasurer, USA Area 1991-1992. Senior Finance Manager, Corporate Treasury 1992-1996. Assistant Treasurer, The Dow Chemical Company 1996-2001. Corporate Director of Insurance and Risk Management 2001. Corporate Vice President and Treasurer, The Dow Chemical Company, 2001 to date. President and Chief Executive Officer, Liana Limited* and Dorinco Reinsurance Company* 2001 to date. President of Dow Credit Corporation* 2001 to date. Director of Dow Financial Services Inc.* Member of Financial Executives International, Citibank's Customer Advisory Board and Michigan State University (Eli Broad College of Business) Advisory Board. Member of DeVry, Inc. Board of Directors.

GARY R. VEURINK, 56. DOW CORPORATE VICE PRESIDENT, MANUFACTURING AND ENGINEERING. Employee of Dow since 1972. Global Manufacturing Director for Engineering Plastics 1995-1998. Vice President, Global Purchasing, 1998-2000. Site Director for Michigan Operations and Business Operations Director for Performance Chemicals 2000-2004. Business operations leader and Vice President of Manufacturing and Engineering for the Chemicals and Intermediates portfolio in 2004. Corporate Vice President Manufacturing and Engineering November 2004 to date. Board member of Dow Corning Corporation*, Dorinco Reinsurance Company*, Liana Limited* and National Association of Manufacturing. President and Executive Council member of the Lake Huron Area Council of the Boy Scouts of America and Board of Trustees of the Michigan Chapter of Nature Conservancy. Recipient of Outstanding Alumnus Award of the South Dakota School of Mines and Technology and member of the Academic Advisory Board.

WILLIAM H. WEIDEMAN, 52. DOW VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1976. Controller of Texas operations 1994-1996. Global Business Controller for Specialty Chemicals 1996-1998. Global Finance Director for Specialty Chemical 1998-2000. Global Finance Director for Performance Chemicals 2000-2004. Finance Vice President, Chemicals and Intermediates and Dow Ventures 2004-2006. Group Finance Vice President for Basic Chemicals and Plastics Portfolio 2006. Vice President and Controller May 2006 to date. Director of the Dow Chemical Employees' Credit Union and Family and Children's Services of Midland. Director and finance committee member of Mid Michigan Medical Center. Director of Diamond Capital Management, Inc.*, Dorinco Reinsurance Company*, Dow Financial Holdings, Inc.*, and Liana Limited*. Member of Financial Executives International, Central Michigan University Accounting Advisory Committee and Central Michigan University Development Board.

* A number of Company entities are referenced in the biographies and are defined as follows. Some of these entities have had various names over the years. The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of January 31, 2007. Dow Corning Corporation; Oman Petrochemical Industries Company LLC; and Univation Technologies, LLC – companies ultimately 50 percent owned by Dow. Diamond Capital Management, Inc.; Dorinco Reinsurance Company; Dow Chemical Pacific Limited; Dow Credit Corporation; Dow Deutschland GmbH; Dow Europe GmbH; Dow Financial Holdings, Inc.; Dow Financial Services Inc.; Liana Limited; and Mycogen Corporation – all ultimately wholly owned subsidiaries of Dow. Ownership by Dow described above may be either direct or indirect.

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

       At December 31, 2006, there were 103,123 registered common stockholders. The Company estimates that there were an additional 620,000 stockholders whose shares were held in nominee names at December 31, 2006. At January 31, 2007, there were 101,814 registered common stockholders.

       On February 15, 2007, the Board of Directors announced a quarterly dividend of $0.375 per share, payable April 30, 2007, to stockholders of record on March 30, 2007. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 94-year period, Dow has increased the amount of the quarterly dividend 46 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time. The Company declared dividends of $1.50 per share in 2006 and $1.34 per share in 2005 and 2004.

       See Part III, Item 11. Executive Compensation for information relating to the Company's equity compensation plans.

       The following table provides information regarding purchases of the Company's common stock by the Company during the three months ended December 31, 2006:

Issuer Purchases of Equity Securities			Total number of shares	Maximum number of shares
			purchased as part of the	that may yet be purchased
			Company's publicly	under the Company's
	Total number of	Average price	announced share	publicly announced share
Period	shares purchased (1)	paid per share	repurchase program (2)	repurchase programs (2,3)

October 2006	275,080	$38.78	210,900	7,248,093
November 2006	239,800	$40.09	239,800	7,008,293
December 2006	806,700	$40.02	806,700	6,201,593

Fourth quarter 2006	1,321,580	$39.78	1,257,400	6,201,593

(1) Includes 64,180 shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock. For information regarding the Company's stock option plans, see Note N to the Consolidated Financial Statements.

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

(3) On October 26, 2006, the Company announced that the Board of Directors had approved a new share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company's common stock. The new program will begin once the current program is complete. The information presented in the table does not reflect this new program.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data

In millions, except as noted (Unaudited)	2006	2005	2004	2003	2002

Summary of Operations
Net sales (1)	$49,124	$46,307	$40,161	$32,632	$27,609
Cost of sales (1)	41,526	38,276	34,244	28,177	23,780
Research and development expenses	1,164	1,073	1,022	981	1,066
Selling, general and administrative expenses	1,663	1,545	1,436	1,392	1,598
Amortization of intangibles	50	55	81	63	65
Purchased in-process research and development charges	–	–	–	–	–
Special charges, merger-related expenses, and restructuring	591	114	543	–	280
Asbestos-related charge (credit)	(177)	–	–	–	828
Other income	1,096	1,719	1,622	468	94
Interest expense – net	431	564	661	736	708

Income (Loss) before income taxes and minority interests	4,972	6,399	3,796	1,751	(622)
Provision (Credit) for income taxes	1,155	1,782	877	(82)	(280)
Minority interests' share in income	93	82	122	94	63
Preferred stock dividends	–	–	–	–	–

Income (Loss) before cumulative effect of changes in accounting principles	3,724	4,535	2,797	1,739	(405)
Cumulative effect of changes in accounting principles	–	(20)	–	(9)	67

Net income (loss) available for common stockholders	$3,724	$4,515	$2,797	$1,730	$(338)

Per share of common stock (in dollars): (2)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – basic	$3.87	$4.71	$2.98	$1.89	$(0.44)
Earnings (Loss) per common share – basic	3.87	4.69	2.98	1.88	(0.37)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – diluted	3.82	4.64	2.93	1.88	(0.44)
Earnings (Loss) per common share – diluted	3.82	4.62	2.93	1.87	(0.37)
Cash dividends declared per share of common stock	1.50	1.34	1.34	1.34	1.34
Cash dividends paid per share of common stock	1.46	1.34	1.34	1.34	1.34
Book value per share of common stock	17.81	15.84	12.88	9.89	8.36
Weighted-average common shares outstanding – basic (2)	962.3	963.2	940.1	918.8	910.5
Weighted-average common shares outstanding – diluted (2)	974.4	976.8	953.8	926.1	910.5
Convertible preferred shares outstanding	–	–	–	–	–

Year-end Financial Position
Total assets	$45,581	$45,934	$45,885	$41,891	$39,562
Working capital	6,608	6,741	5,384	3,578	2,519
Property – gross	44,381	41,934	41,898	40,812	37,934
Property – net	13,722	13,537	13,828	14,217	13,797
Long-term debt and redeemable preferred stock	8,036	9,186	11,629	11,763	11,659
Total debt	9,546	10,706	12,594	13,109	13,036
Net stockholders' equity	17,065	15,324	12,270	9,175	7,626

Financial Ratios
Research and development expenses as percent of net sales (1)	2.4%	2.3%	2.5%	3.0%	3.9%
Income (Loss) before income taxes and minority interests as percent of net sales (1)	10.1%	13.8%	9.5%	5.4%	(2.3)%
Return on stockholders' equity (3)	21.8%	29.5%	22.8%	18.9%	(4.4)%
Debt as a percent of total capitalization	34.1%	39.1%	47.9%	55.4%	59.2%

General
Capital expenditures	$1,775	$1,597	$1,333	$1,100	$1,623
Depreciation	1,904	1,904	1,904	1,753	1,680
Salaries and wages paid	3,935	4,309	3,993	3,608	3,202
Cost of employee benefits	1,125	988	885	783	611
Number of employees at year-end (thousands)	42.6	42.4	43.2	46.4	50.0
Number of Dow stockholders of record at year-end (thousands) (4)	103.1	105.6	108.3	113.1	122.5

(1)	Adjusted for reclassification of freight on sales in 2000 and	(4)	Stockholders of record as reported by the transfer agent. The Company
	reclassification of insurance operations in 2002.		estimates that there were an additional 620,000 stockholders
(2)	Adjusted for 3-for-1 stock split in 2000.		whose shares were held in nominee names at December 31, 2006.
(3)	Included Temporary Equity in 1996-1999.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data

In millions, except as noted (Unaudited)	2001	2000	1999	1998	1997	1996

Summary of Operations
Net sales (1)	$28,075	$29,798	$26,131	$25,396	$27,814	$27,267
Cost of sales (1)	23,892	24,310	20,422	19,566	20,961	19,981
Research and development expenses	1,072	1,119	1,075	1,026	990	962
Selling, general and administrative expenses	1,765	1,825	1,776	1,964	2,168	2,426
Amortization of intangibles	178	139	160	106	80	58
Purchased in-process research and development charges	69	6	6	349	–	–
Special charges, merger-related expenses, and restructuring	1,487	–	94	458	–	–
Asbestos-related charge (credit)	–	–	–	–	–	–
Other income	423	706	424	1,166	657	523
Interest expense – net	648	519	432	458	355	246

Income (Loss) before income taxes and minority interests	(613)	2,586	2,590	2,635	3,917	4,117
Provision (Credit) for income taxes	(228)	839	874	902	1,320	1,423
Minority interests' share in income	32	72	74	20	113	194
Preferred stock dividends	–	–	5	6	13	17

Income (Loss) before cumulative effect of changes in accounting principles	(417)	1,675	1,637	1,707	2,471	2,483
Cumulative effect of changes in accounting principles	32	–	(20)	–	(17)	–

Net income (loss) available for common stockholders	$(385)	$1,675	$1,617	$1,707	$2,454	$2,483

Per share of common stock (in dollars): (2)
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – basic	$(0.46)	$1.88	$1.87	$1.92	$2.72	$2.61
Earnings (Loss) per common share – basic	(0.43)	1.88	1.85	1.92	2.71	2.61
Earnings (Loss) before cumulative effect of changes in accounting principles per common share – diluted	(0.46)	1.85	1.84	1.89	2.63	2.51
Earnings (Loss) per common share – diluted	(0.43)	1.85	1.82	1.89	2.61	2.51
Cash dividends declared per share of common stock	1.295	1.16	1.16	1.16	1.12	1.00
Cash dividends paid per share of common stock	1.25	1.16	1.16	1.16	1.08	1.00
Book value per share of common stock	11.04	13.22	12.40	11.34	11.17	10.95
Weighted-average common shares outstanding – basic (2)	901.8	893.2	874.9	888.1	898.4	950.1
Weighted-average common shares outstanding – diluted (2)	901.8	904.5	893.5	904.8	936.2	997.2
Convertible preferred shares outstanding	–	–	1.3	1.4	1.4	27.3

Year-end Financial Position
Total assets	$35,515	$35,991	$33,456	$31,121	$31,004	$31,219
Working capital	2,183	1,150	2,848	1,570	1,925	4,799
Property – gross	35,890	34,852	33,333	32,844	31,052	30,896
Property – net	13,579	13,711	13,011	12,628	11,832	11,893
Long-term debt and redeemable preferred stock	9,266	6,613	6,941	5,890	5,703	5,770
Total debt	10,883	9,450	8,708	8,099	8,145	7,067
Net stockholders' equity	9,993	11,840	10,940	9,878	9,974	10,068

Financial Ratios
Research and development expenses as percent of net sales (1)	3.8%	3.8%	4.1%	4.0%	3.6%	3.5%
Income (Loss) before income taxes and minority interests as percent of net sales (1)	(2.2)%	8.7%	9.9%	10.4%	14.1%	15.1%
Return on stockholders' equity (3)	(3.9)%	14.1%	14.7%	17.2%	24.5%	24.5%
Debt as a percent of total capitalization	48.9%	42.5%	42.2%	43.6%	43.1%	36.5%

General
Capital expenditures	$1,587	$1,808	$2,176	$2,328	$1,953	$2,065
Depreciation	1,595	1,554	1,516	1,559	1,529	1,552
Salaries and wages paid	3,215	3,395	3,536	3,579	3,640	3,645
Cost of employee benefits	540	486	653	798	839	875
Number of employees at year-end (thousands)	52.7	53.3	51.0	50.7	55.9	52.0
Number of Dow stockholders of record at year-end (thousands) (4)	125.1	87.9	87.7	93.0	97.2	104.6

(1)	Adjusted for reclassification of freight on sales in 2000 and	(4)	Stockholders of record as reported by the transfer agent. The Company
	reclassification of insurance operations in 2002.		estimates that there were an additional 620,000 stockholders
(2)	Adjusted for 3-for-1 stock split in 2000.		whose shares were held in nominee names at December 31, 2006.
(3)	Included Temporary Equity in 1996-1999.

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

ABOUT DOW

Dow is a diversified chemical company that offers a broad range of innovative chemical, plastic and agricultural products that serve numerous consumer markets, including food, transportation, health and medicine, personal and home care, and building and construction. Dow is the largest U.S. producer of chemicals and plastics, in terms of sales, with total sales of $49 billion in 2006. The Company conducts its worldwide operations through global businesses, which are reported in six operating segments: Performance Plastics, Performance Chemicals, Agricultural Sciences, Basic Plastics, Basic Chemicals, and Hydrocarbons and Energy.

       In 2006, the Company sold its more than 3,100 products and its services to customers in more than 175 countries throughout the world. Forty-two percent of the Company's sales were to customers in North America; 36 percent were in Europe; while the remaining 22 percent were to customers in Asia Pacific and Latin America. The Company employs approximately 42,600 people and has a broad, global reach with 150 manufacturing sites in 37 countries.

2006 OVERVIEW

The Company reported strong financial performance in 2006, including record sales and the second highest earnings per share in the Company's history. Dow's results demonstrated the value of its balanced business and geographic portfolio with a solid 5 percent volume growth in the combined Performance businesses (Performance Plastics, Performance Chemicals and Agricultural Sciences) more than offsetting a volume decline of 3 percent in the combined Basics businesses (Basic Plastics, Basic Chemicals and Hydrocarbons and Energy); and a healthy increase in demand in Europe, Asia Pacific and Latin America compensating for some weakness in North America. Despite the fourth consecutive year of double-digit percentage increases in feedstock and energy costs, the Company's focus on price and volume management, control of discretionary spending and capital expenditures, and active portfolio management delivered solid results.

       With continued global economic growth, industry conditions remained sound with supply and demand roughly balanced. Sales increased 6 percent from 2005 to $49.1 billion, establishing a new sales record for the Company. Continued volatility in feedstock and energy costs presented a challenge, impacting both costs and the pattern of customer demand by aggravating customer inventory building and de-stocking cycles during the year. Despite this volatility, product prices improved sufficiently to cover the increase in purchased feedstock and energy costs, but not enough to offset additional increases in the cost of other raw materials. The Company continued to exercise spending discipline, partially offsetting increased spending in targeted growth areas, such as the Performance businesses and emerging geographies, with decreases in other businesses or regions. The benefits of Dow's strategic decision to invest for growth through joint ventures were again apparent in this year's results, with Dow's share of the earnings from nonconsolidated affiliates exceeding $900 million for the third consecutive year.

       The Company balanced its investment in new facilities with decisions to shut down a number of less efficient assets around the world in its drive to improve the competitiveness of its global operations. Capital expenditures were held below $1.8 billion, $129 million below the level of depreciation, without sacrificing the efficiency, safety and environmental performance of Dow's manufacturing facilities. In addition, the Company's key environmental and safety measures continued to improve in 2006.

       With solid earnings and cash flow, the Company further strengthened its financial position in 2006, reducing total debt by $1.2 billion and lowering its debt-to-capital ratio to 34 percent, down from 39 percent at the end of 2005 and 59 percent at the end of 2002. In February 2006, Dow's Board of Directors increased the dividend by 12 percent, to an annual rate of $1.50 per share. The Company accelerated its share repurchase program, investing over $700 million to repurchase shares during the year, and announced a further $2 billion share buy-back program that will commence when the current program is complete.

       During 2006, the Company continued to implement its strategy, which is designed to reduce earnings cyclicality and improve earnings growth by increasing investment in the Performance businesses, maintaining integration with the Basics businesses, and growing the Basics businesses through cost-advantaged joint ventures. Some of the actions taken during 2006 include:

  •
  Dow sold its superabsorbent polymers business to Degussa AG. The transaction included a long-term agreement to supply Degussa with a substantial volume of glacial acrylic acid.
  •
  Dow acquired Zhejiang Omex Environmental Engineering Co. LTD, one of China's premier water treatment and design companies. Combining Dow's existing technologies and capabilities in water treatment with this acquisition, the Company launched Dow Water Solutions, a market-facing business focused on harnessing Dow's expertise and technical know-how to support customers in the water industry.
  •
  FilmTec Corporation, a wholly owned subsidiary of the Company, successfully started up its new facility in Minnesota, increasing capacity for the production of FILMTEC™ reverse osmosis membranes.
  •
  Dow established a joint venture with one of Russia's leading polyurethane systems producers, Izolan, to provide customer-tailored, polyurethane systems products to a growing customer base in Russia.
  •
  Dow purchased the Plaquemine Cogeneration Facility in Louisiana from a subsidiary of American Electric Power Company, enabling Dow to generate power and steam via more energy efficient assets, while decreasing its use of older, less efficient equipment.
  •
  Dow successfully started up a new specialty polyethylene plant in Tarragona, Spain, to help meet growing demand for specialty polyethylene products in Europe.
  •
  The Company announced that it would shut down a number of assets around the world in order to improve the competitiveness of its global operations. The most significant of these shutdowns were:
  •
  Chlor-alkali and direct chlorination ethylene dichloride plants in Fort Saskatchewan, Alberta, Canada;
  •
  All production facilities in Sarnia, Ontario, Canada; and
  •
  A toluene diisocyanate production facility in Porto Marghera, Italy.

  •
  Dow announced plans to jointly develop a naphtha cracker in Thailand with long-time joint venture partner, Siam Cement, to supply a number of key downstream Performance businesses.
  •
  Construction started on the Dow Center in Shanghai, a complex that will house a state of the art research and development facility, a global information technology center and various support services.
  •
  As part of its commitment to global competitiveness, Dow sold its interest in the vinyl acetate monomer manufacturing facility at Cabo, Brazil in the fourth quarter of 2006.
  •
  Construction began on a new facility for the production of STYROFOAM™ brand insulation at LaPorte, Texas. The new capacity will allow Dow to transition all U.S. assets to next generation formulations.
  •
  Dow and the Bayer Group announced that Dow will acquire Bayer's Wolff Walsrode business group, subject to regulatory approval.

       The Company's outlook for 2007 is positive, both for the chemical industry and for Dow, despite the uncertainty and volatility in feedstock and energy costs. Dow expects that worldwide demand for chemical and plastic products will continue to grow, led by Asia Pacific, Latin America and other emerging geographies. The Company will continue to focus on the implementation of its strategy, and expects that, in terms of its financial performance, 2007 will be a very good year.

       Dow's results of operations and financial condition for the year ended December 31, 2006 are described in further detail in the following discussion and analysis.

RESULTS OF OPERATION

Dow reported record sales of $49.1 billion in 2006, up 6 percent from $46.3 billion in 2005 and up 22 percent from $40.2 billion in 2004. Compared with last year, prices rose 5 percent, with increases in all operating segments except Agricultural Sciences, which was down 2 percent, and in all geographic areas. In 2006, the most significant price increases were reported in Basic Plastics and Hydrocarbons and Energy, driven by continuing increases in feedstock and energy costs. In 2006, volume improved 1 percent from last year, as growth in the Performance businesses and Basic Plastics was partially offset by declines in Basic Chemicals and Hydrocarbons and Energy. From a geographic standpoint, 2006 volume in the United States was unchanged from 2005 due in part to weakness in the housing and automotive industries, while Europe and the rest of the world reported improved volume. Growth was particularly strong in Asia Pacific, up 10 percent from 2005, and Latin America, up 5 percent.

       In 2005, sales rose 15 percent from 2004, as prices rose 17 percent, with substantial increases in all operating segments and all geographic areas, and volume declined 2 percent. Prices were influenced by improved industry fundamentals, but they continued to be driven primarily by escalating feedstock and energy costs. In 2005, volume declined from the strong levels of 2004 as customers reduced inventories built during the latter part of 2004. Also contributing to the decline in volume were divestitures completed by the Company in 2004 and the disruption caused by two major hurricanes in the third quarter of 2005, which reduced demand in the United States during the second half of the year.

       Sales in the United States accounted for 37 percent of total sales in 2006, compared with 38 percent in 2005 and 37 percent in 2004.

       See the Sales Price and Volume table at the end of the section entitled "Segment Results" for details regarding the change in sales by operating segment and geographic area. In addition, sales and other information by operating segment and geographic area are provided in Note S to the Consolidated Financial Statements.

       Gross margin for 2006 was $7.6 billion, compared with $8.0 billion in 2005 and $5.9 billion in 2004. Despite higher selling prices of nearly $2.2 billion, gross margin declined in 2006 compared with 2005, principally due to an increase of $2.0 billion in feedstock and energy costs and increases of more than $400 million in the cost of other raw materials. Gross margin for 2005 improved $2.1 billion from 2004, as an increase in selling prices of $6.9 billion more than offset an increase of $4.0 billion in feedstock and energy costs, increases in the cost of other raw materials, and the impacts of lower volume and reduced operating rates.

       Dow's global plant operating rate (for its chemicals and plastics businesses) was 85 percent of capacity in 2006, up from 84 percent of capacity in 2005 and down from 88 percent of capacity in 2004. Operating rates improved in 2006 for many of the Company's Basics businesses. Overall, Dow's operating rate for 2006 reflected the impact of planned maintenance turnarounds at several of Dow's manufacturing facilities. In 2005, Dow's operating rate declined as the Company actively managed inventory levels and completed planned maintenance turnarounds in the first half of the year, including turnarounds in ethylene oxide/ethylene glycol, polyethylene, acrylates and the Hydrocarbons and Energy business. In the second half of 2005, the Company's operating rate declined due to hurricane-related shutdowns on the U.S. Gulf Coast during the third quarter and the lingering effects of the hurricanes on logistics and supply through the fourth quarter of 2005. Depreciation expense was $1,904 million in 2006, 2005 and 2004.

       Personnel count was 42,578 at December 31, 2006; 42,413 at December 31, 2005; and 43,203 at December 31, 2004. During 2006, headcount was impacted by the addition of approximately 550 employees associated with the acquisition of Zhejiang Omex Environmental Engineering Co. LTD by FilmTec Corporation, a wholly owned subsidiary of the Company, and a reduction of approximately 260 employees due to the sale of the plastics division of Sentrachem Limited. In 2005, headcount declined from 2004, despite the addition of approximately 115 employees associated with the acquisition of businesses from DuPont Dow Elastomers L.L.C. ("DDE"), as the Company remained focused on improving organizational efficiency and financial performance.

       Operating expenses (research and development, and selling, general and administrative expenses) totaled $2,827 million in 2006, up 8 percent from $2,618 million in 2005. Operating expenses were $2,458 million in 2004. Research and development ("R&D") expenses were $1,164 million in 2006, compared with $1,073 million in 2005 and $1,022 million in 2004. Selling, general and administrative expenses were $1,663 million in 2006, compared with $1,545 million in 2005 and $1,436 million in 2004. Approximately 60 percent of the increase in operating expenses in 2006 was related to spending for growth initiatives in the Performance businesses, consistent with the Company's strategy. The balance of the increase was principally due to the allocation of a portion of stock-based compensation expense to operating expenses in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R. Prior to the adoption of SFAS No. 123R on January 1, 2006, all stock-based compensation expense was reflected in "Cost of sales." (See Notes A and N to the Consolidated Financial Statements for additional information on this accounting standard.) In 2005, while the Company realized savings from its ongoing restructuring activities, those savings were offset by increases in salaries and fringe benefits, as well as the addition of operating expenses related to newly acquired businesses, new product development and growth in emerging geographies. In addition, 2005 operating expenses increased from 2004 due to an increase of approximately $58 million in the allowance for doubtful receivables, reflecting the higher level of sales, unstable economic conditions in Brazil and increased risk in receivables related to higher energy costs. Operating expenses were 5.8 percent of sales in 2006, 5.7 percent of sales in 2005 and 6.1 percent of sales in 2004.

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

Production Costs and Operating Expenses
Cost components as a percent of total	2006	2005	2004

Hydrocarbon feedstocks and energy	49%	47%	42%
Salaries, wages and employee benefits	11	13	13
Maintenance	3	3	3
Depreciation	4	5	5
Restructuring charges	1	–	2
Supplies, services and other raw materials	32	32	35

Total	100%	100%	100%

       Amortization of intangibles was $50 million in 2006, $55 million in 2005 and $81 million in 2004. Amortization of intangibles in 2004 included a write-off of goodwill associated with Hampshire Chemical Corp.'s manufacturing facility in Nashua, New Hampshire, that produced HAMPOSYL™ surfactants. In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL™ surfactants, and as a result, wrote off goodwill of $13 million associated with this line of business in the Performance Chemicals segment. The manufacturing facility for this line of business was shut down in the third quarter of 2004; demolition of the facility was substantially completed in the fourth quarter of 2005. During the fourth quarter of 2006, the Company performed impairment tests for goodwill in conjunction with its annual planning and budgeting process. As a result of this review, it was determined that no goodwill impairments existed. See Note G to the Consolidated Financial Statements for additional information regarding goodwill and other intangible assets.

       On August 29, 2006, the Company's Board of Directors approved a plan to shut down a number of assets around the world as the Company continued its drive to improve the competitiveness of its global operations. As a consequence of these shutdowns, which are scheduled to be completed by the end of 2008, and other optimization activities, the Company recorded pretax restructuring charges totaling $579 million in the third quarter of 2006. The charges included asset write-downs and write-offs of $327 million, costs associated with exit or disposal activities of $171 million and severance costs of $81 million. In the fourth quarter of 2006, the Company recorded a net $12 million adjustment to the restructuring charges, which included an $8 million reduction of the severance costs, due to the redeployment of approximately 130 employees in Europe and Brazil; a loss of $19 million on the sale of a facility that was sold rather than shut down; and costs of $1 million related to the dissolution of a joint venture in China. The 2006 charges, totaling $591 million, are shown as "Restructuring charges" in the consolidated statements of income and are reflected in the Company's segment results as follows: Performance Plastics $242 million, Performance Chemicals $12 million, Basic Plastics $16 million, Basic Chemicals $184 million, and Unallocated and Other $137 million. When the restructuring plans have been fully implemented, the Company expects to realize ongoing annual savings of approximately $160 million. See Note B to the Consolidated Financial Statements for details on the restructuring charges.

       In the fourth quarter of 2005, the Company recorded pretax charges totaling $114 million related to restructuring activities, as the Company continued to focus on financial discipline and made additional decisions regarding noncompetitive and underperforming assets, as well as decisions regarding the consolidation of manufacturing capabilities. The charges included costs of $67 million related to the closure of approximately 20 small plants around the world, losses of $12 million on asset sales, the write-off of an intangible asset of $10 million and employee-related expenses of $25 million (which was paid to 197 employees in the fourth quarter of 2005). The total of these charges is shown as "Restructuring charges" in the consolidated statements of income. The charges were recorded against the Company's operating segments as follows: $28 million against Performance Plastics, $14 million against Performance Chemicals, $9 million against Agricultural Sciences, $12 million against Basic Plastics and $3 million against Basic Chemicals. Charges to Unallocated and Other amounted to $48 million.

       In the second quarter of 2004, the Company recorded pretax restructuring charges totaling $543 million, including asset impairments of $99 million related to the future sale or shutdown of facilities (with $89 million charged against Performance Chemicals and $10 million charged against Unallocated and Other); the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"), reflected in Unallocated and Other; and employee-related restructuring charges of $296 million, reflected in Unallocated and Other. The employee-related restructuring charges included severance of $225 million for a workforce reduction of 2,455 people and curtailment costs of $71 million associated with Dow's defined benefit plans. The total of these charges is shown as "Restructuring charges" in the consolidated statements of income. For additional information, see Note B to the Consolidated Financial Statements.

       In the second quarter of 2004, the Company recorded gains totaling $563 million related to the divestiture of assets in conjunction with the formation of two joint ventures, MEGlobal and Equipolymers. The gain related to MEGlobal was $439 million and was reflected in the Basic Chemicals segment. The gain for Equipolymers was $124 million and was reflected in the Basic Plastics segment. The gains in total are shown as "Gain on asset divestitures related to formation of nonconsolidated affiliates" in the consolidated statements of income. For additional information, see Note C to the Consolidated Financial Statements.

       In the fourth quarter of 2006, following the completion of a new study to review Union Carbide's asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $177 million. The reduction is shown as "Asbestos-related credit" in the consolidated statements of income and reflected in the results of Unallocated and Other. See Note J to the Consolidated Financial Statements for additional information regarding asbestos-related matters of Union Carbide.

       Dow's share of the earnings of nonconsolidated affiliates in 2006 was $959 million, compared with $964 million in 2005 and $923 million in 2004. Equity earnings in 2006 declined slightly from 2005 despite improved results from Dow Corning Corporation ("Dow Corning"), which was due in part to a favorable tax settlement reached in the second quarter of 2006; MEGlobal; Compañía Mega S.A.; and Univation Technologies, LLC. These improvements were offset by lower results from Equipolymers and Siam Polyethylene Company Limited ("Siam Polyethylene"), and the absence of equity earnings in 2006 from UOP LLC ("UOP") and DDE, both of which the Company exited in 2005. In 2005, equity earnings were up from 2004, as improved results from Dow Corning, UOP and Siam Polyethylene, and the absence of equity losses from Cargill Dow more than offset a decline in equity earnings from EQUATE Petrochemical Co. K.S.C. ("EQUATE"), The OPTIMAL Group ("OPTIMAL") and MEGlobal. On January 31, 2005, the Company exited Cargill Dow by transferring its 50 percent interest to the joint venture partner, Cargill, Incorporated (see Note B to the Consolidated Financial Statements).

       Sundry income – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for 2006 was $137 million, down from $755 million in 2005 and flat with $136 million in 2004. In 2006, sundry income was reduced by the recognition of a loss contingency of $85 million (reflected in the Performance Plastics segment) related to a fine imposed by the European Commission ("EC") associated with synthetic rubber industry matters. The Company has appealed the EC's decision (see Note J to the Consolidated Financial Statements). Sundry income for 2005 included a gain of $637 million on the sale of Union Carbide's indirect 50 percent interest in UOP (reflected in the Performance Plastics segment) and a $70 million gain ($41 million reflected in the Basic Chemicals segment; $29 million reflected in the Basic Plastics segment) on the sale of a portion of Union Carbide's interest in EQUATE in the first quarter of 2005. In November 2004, Union Carbide sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer, which resulted in the first quarter gain and reduced Union Carbide's ownership interest from 45 percent to 42.5 percent. Sundry income for 2005 also included a cash donation in the fourth quarter of $100 million to The Dow Chemical Company Foundation for aid to education and community development (reflected in Unallocated and Other) and a loss of $31 million associated with the early extinguishment of $845 million of debt. In 2004, sundry income included a gain of $90 million on the sale of the DERAKANE epoxy vinyl ester resin business (reflected in the Performance Plastics segment) and a loss of approximately $30 million on the sale of assets in the first quarter (reflected in Unallocated and Other).

       Net interest expense (interest expense less capitalized interest and interest income) was $431 million in 2006, down significantly from $564 million in 2005 and $661 million in 2004. Interest income was $185 million in 2006, compared with $138 million in 2005 and $86 million in 2004, reflecting higher interest rates. Interest expense (net of capitalized interest) and amortization of debt discount totaled $616 million in 2006, $702 million in 2005 and $747 million in 2004. Interest expense continued to decline in 2006, reflecting a significant reduction in total debt.

       The provision for income taxes was $1,155 million in 2006, compared with $1,782 million in 2005 and $877 million in 2004. The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, Dow's effective tax rate declines. Dow's tax rate is also influenced by equity earnings, since most of the earnings from the Company's equity companies are taxed at the joint venture level. In 2006, the effective tax rate was 23.2 percent, compared with 27.8 percent in 2005 and 23.1 percent in 2004. Based on tax strategies developed in Brazil during 2006, as well as projections of future earnings, it was determined that it was more likely than not that tax loss carryforwards would be utilized, resulting in a reversal of existing valuation allowances of $63 million. This impact, combined with strong financial results in jurisdictions with lower tax rates than the United States, enacted reductions in the tax rates in Canada and The Netherlands, and improved earnings from a number of the Company's joint ventures, resulted in an effective tax rate for 2006 that was lower than the U.S. statutory rate. In the second quarter of 2005, the Company finalized its plan for the repatriation of foreign earnings subject to the requirements of the American Jobs Creation Act of 2004 ("AJCA"), resulting in a credit to the provision for income taxes of $113 million (see Notes A and R to the Consolidated Financial Statements). On January 23, 2006, the Company received an unfavorable tax ruling from the United States Court of Appeals for the Sixth Circuit reversing a prior decision by the United States District Court relative to corporate owned life insurance, resulting in a charge to the provision for income taxes of $137 million in the fourth quarter of 2005. In the fourth quarter of 2004, the Company's provision for income taxes was reduced by tax benefits of $146 million related to the revised estimate of the future utilization of operating loss carryforwards in Argentina, Italy and Brazil ($101 million) and the impact of a legislated decrease in the tax rate in The Netherlands on deferred tax liabilities ($45 million). Excluding these items, the effective tax rate was 24.5 percent in 2006, 27.5 percent in 2005 and 26.9 percent in 2004. The underlying factors affecting Dow's overall effective tax rates are summarized in Note R to the Consolidated Financial Statements.

       Minority interests' share in income was $93 million in 2006, $82 million in 2005 and $122 million in 2004. During the first quarter of 2005, the Company purchased the remaining 28 percent of PBBPolisur S.A. for $98 million, resulting in the decline in minority interests' share in income in 2005.

       Cumulative effect of change in accounting principle reflected an after-tax charge of $20 million in 2005 related to the adoption of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," on December 31, 2005. See Note A to the Consolidated Financial Statements for additional information regarding this change in accounting principle.

       Net income available for common stockholders was $3,724 million in 2006 (earnings of $3.82 per share) compared with $4,515 million in 2005 (earnings of $4.62 per share) and $2,797 million in 2004 (earnings of $2.93 per share).

       The following table summarizes the impact of certain items recorded in 2006, 2005 and 2004:

	Pretax Impact (1)			Impact on Net Income (2)			Impact on EPS (3)

In millions, except per share amounts	2006	2005	2004	2006	2005	2004	2006	2005	2004

Restructuring charges	$(591)	$(114)	$(543)	$(445)	$(77)	$(362)	$(0.46)	$(0.08)	$(0.39)
Gain on asset divestitures related to formation of nonconsolidated affiliates	–	–	563	–	–	379	–	–	0.40
Asbestos-related credit	177	–	–	112	–	–	0.12	–	–
Sundry income – net
Loss contingency related to EC fine	(85)	–	–	(84)	–	–	(0.09)	–	–
Gain on sale of EQUATE shares	–	70	–	–	46	–	–	0.05	–
Gain on sale of interest in UOP	–	637	–	–	402	–	–	0.41	–
Loss on early extinguishment of debt	–	(31)	–	–	(20)	–	–	(0.02)	–
Cash donation for aid to education and community development	–	(100)	–	–	(65)	–	–	(0.07)	–
Gain on sale of DERAKANE business	–	–	90	–	–	57	–	–	0.06
Provision for income taxes
AJCA repatriation of foreign earnings	–	–	–	–	113	–	–	0.12	–
Unfavorable tax ruling	–	–	–	–	(137)	–	–	(0.14)	–
Reversal of tax valuation allowances and impact of change in tax rate on deferred tax liabilities	–	–	–	–	–	146	–	–	0.15
Cumulative effect of change in accounting principle	–	–	–	–	(20)	–	–	(0.02)	–

Total	$(499)	$462	$110	$(417)	$242	$220	$(0.43)	$0.25	$0.22

(1) Impact on "Income before Income Taxes and Minority Interests"
(2) Impact on "Net Income Available for Common Stockholders"
(3) Impact on "Earnings per common share – diluted"

SEGMENT RESULTS

The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. Additional information regarding the Company's operating segments and a reconciliation of EBIT to "Net Income Available for Common Stockholders" can be found in Note S to the Consolidated Financial Statements.

PERFORMANCE PLASTICS

Performance Plastics sales increased 12 percent to $13,944 million in 2006, compared with $12,405 million in 2005 and $10,449 million in 2004. Compared with 2005, volume improved 7 percent and prices were up 5 percent. Volume in 2006 benefited from the full year impact of the addition of the ENGAGE™, NORDEL™ and TYRIN™ elastomers acquired by the Company when it divested its interest in DDE on June 30, 2005 (see Note F to the Consolidated Financial Statements) and from significant lump sum licensing revenue earned in the first quarter of 2006. In 2005, prices increased 18 percent over 2004 while volume improved 1 percent. Volume in 2005 was favorably impacted by the products acquired mid-year from DDE.

       EBIT for 2006 was $1,629 million, compared with $2,507 million in 2005 and $1,075 million in 2004. Results for 2006 were negatively impacted by restructuring charges totaling $242 million related to the shutdown of a number of manufacturing facilities and the recognition of a loss contingency of $85 million related to a fine imposed by the European Commission associated with synthetic rubber industry matters (see Notes B and J to the Consolidated Financial Statements). The restructuring charges included the write-down of manufacturing assets; the write-off of obsolete capital spending, technology assets and inventories; contract terminations fees; and asbestos abatement costs. The most significant charges were an asset write-off of $115 million related to the permanent closure of the Company's toluene diisocyanate ("TDI") plant in Porto Marghera, Italy, at the end of August, and contract termination fees of $64 million. EBIT for 2005 included a gain of $637 million related to the sale of Union Carbide's indirect 50 percent interest in UOP to a wholly owned subsidiary of Honeywell International, Inc. in the fourth quarter of 2005 and charges totaling $28 million associated with the closure of six small manufacturing sites as part of the restructuring activities completed in the fourth quarter of 2005 (see Notes B and F to the Consolidated Financial Statements). Excluding the impact of these items, EBIT in 2006 improved from 2005 as higher selling prices and improved volumes more than offset the impact of higher feedstock and other raw material costs and lower equity earnings. The decline in equity earnings was primarily due to the absence of earnings from UOP. EBIT for 2004 included a $90 million gain on the sale of the DERAKANE epoxy vinyl ester resin business to Ashland Specialty Chemicals. Excluding the impact of these items, EBIT in 2005 improved over 2004 as higher prices and improved equity earnings more than offset the impact of rising raw material costs and lower operating rates.

       Dow Automotive sales were essentially flat in 2006 compared with 2005, as a 3 percent decline in volume was offset by a 3 percent rise in prices. The decrease in volume was largely due to a significant decline in North American vehicle production during the second half of 2006. The benefit of the Company's geographic and customer diversification partially offset the slowdown in North America as significant growth was realized in Latin America and Asia Pacific. EBIT for the business declined in 2006 due to the impact of lower volumes and higher raw material costs, as well as increased spending on new product development.

       Dow Building Solutions sales in 2006 established a new record for the business, up 4 percent from the previous record set in 2005 due to higher selling prices. Compared with last year, volume growth in the eastern and southern regions of Europe helped offset a slowdown in North American residential construction. In addition, sales of STYROFOAM™ insulation in North America were negatively impacted by product substitution, as pricing for oriented strand board ("OSB") reached a five-year low. Despite higher prices, EBIT in 2006 was down from 2005 due to higher raw material costs, increased spending on process and product technology improvements, and costs associated with market development activities in emerging geographies.

       Dow Epoxy sales in 2006 increased 16 percent compared with last year, reflecting a 6 percent increase in price and a 10 percent increase in volume. The improvements in price and volume were broad-based with increases across most geographic areas and product lines. EBIT in 2006 improved significantly versus 2005 as higher selling prices and increased volume more than offset the impact of higher feedstock and raw material costs. Results for 2006 included a restructuring charge of $9 million related to the Company's third quarter of 2006 decision to exit the peroxymeric chemicals business.

       Polyurethanes and Polyurethane Systems sales for 2006 increased 5 percent from 2005 with pricing up 6 percent and volume down 1 percent. Compared with last year, the improvement in price was led by TDI as industry supply became more balanced with demand. In 2006, the business continued to shift sales of polyurethane component products to higher value systems applications within Polyurethane Systems. EBIT in 2006 was significantly reduced by restructuring charges related to the permanent closure of the Company's TDI plant in Porto Marghera, Italy. Despite higher prices, EBIT declined in 2006 due to higher raw material costs, higher operating expenses and increased maintenance spending, in addition to the restructuring charges.

       Specialty Plastics and Elastomers sales for 2006 were up 22 percent from 2005 due to a 17 percent increase in volume and a 5 percent improvement in price. Volume improved significantly in 2006 reflecting a full year of sales of the products acquired from DDE in June 2005 and strength in Asia Pacific and Europe, which more than offset softening demand for polycarbonate in North America. Despite higher sales, EBIT for 2006 declined from 2005 due to higher raw material costs, higher operating expenses, lower equity earnings (reflecting the absence of earnings from DDE), the recognition of a loss contingency of $85 million related to the EC fine, and a restructuring charge of $11 million related to the shutdown of the polyethylene wax plant in Sarnia, Ontario, Canada.

       Technology Licensing and Catalyst sales, which vary from period to period due to the nature of the business, were up significantly in 2006 due to lump sum licensing revenue earned in the first quarter of 2006 and an increase in the level of licensing agreements signed in targeted regions of Asia Pacific. EBIT for 2005 included a gain of $637 million on the sale of UOP. Excluding this gain, EBIT improved in 2006 due to increased licensing revenue, despite a decline in equity earnings, reflecting the absence of earnings from UOP.

Performance Plastics Outlook for 2007

Performance Plastics sales are expected to increase as the Company continues to focus on growth opportunities in developing geographic areas. Additional industry capacity for some products may result in downward pressure on pricing. Raw material costs are expected to ease somewhat, in line with changes in underlying feedstock and energy costs.

       Dow Automotive expects solid volume growth in Asia Pacific and Latin America, with more moderate growth projected for Europe in 2007. North American vehicle production is forecast to decline versus 2006 which is expected to result in a slight decline in Dow Automotive sales volume for North America. Prices are expected to remain flat for the overall product mix, with the exception of North America where competitive pressure from declining vehicle production volumes could result in some price erosion. New plants under construction in Midland, Michigan, and Schkopau, Germany, are expected to begin production in late 2007 or early 2008. These facilities will replace older, less efficient plants, which are expected to close when the new facilities become operational.

       Dow Building Solutions expects continued volume growth, led by Europe and Asia Pacific with the accelerated implementation of energy efficient building codes. The business also expects to benefit from its newly completed facility in Russia for the production of STYROFOAM™ insulation. Sales in North America are expected to be flat with 2006 as the slowdown in residential construction is anticipated to bottom out in the first half of 2007. Pricing is expected to decline slightly on a global basis, following projected declines in raw material costs. Pricing of polyisocyanurate rigid foam and extruded polystyrene sheathing in North America is expected to remain under pressure as OSB is forecast to remain at record low prices.

       Dow Epoxy volume is expected to be flat with 2006 as anticipated growth in coatings, electrical laminates, and civil engineering applications will offset the lost volume associated with exiting the peroxymeric chemicals business. Pricing is expected to stabilize in 2007 as industry capacity expands in Asia Pacific during the second half of the year. Overall, product margins are expected to be flat with 2006.

       Polyurethanes and Polyurethane Systems expects volume to grow in 2007, led by flexible and rigid foams, as well as coatings, adhesives, sealants and elastomer applications. Product availability is expected to remain tight with the exception of methylene diphenyl diisocyante, which could be impacted by additional industry capacity coming on-line in Asia Pacific. Prices are expected to be flat with 2006.

       The Specialty Plastics and Elastomers business expects modest volume growth led by Wire and Cable and other performance plastics applications. Prices are expected to stabilize in 2007 as new capacity is added by several competitors. Margins for polycarbonate are expected to remain under pressure in 2007.

       Technology Licensing and Catalyst revenue is expected to decline as licensing activity slows in Asia Pacific and the significant lump sum revenue earned in the first quarter of 2006 is not expected to recur. Catalyst sales, however, are expected to remain strong with volumes slightly above 2006 levels.

PERFORMANCE CHEMICALS

Performance Chemicals sales increased 5 percent to $7,867 million in 2006, compared with $7,521 million in 2005 and $6,483 million in 2004. Compared with 2005, volume increased 4 percent, while prices rose 1 percent. The volume increase in 2006 was broad-based across most businesses in Europe, Latin America, and Asia Pacific. In 2005, prices rose 18 percent from 2004 due to tight industry supply/demand balances for several businesses and the Company's emphasis on restoring margins in the face of higher raw material costs, while volume declined 2 percent. The decline in volume was due in part to lower demand for certain products in paint and coatings applications, the impact of the U.S. Gulf Coast hurricanes, and weak demand within the paper industry for much of the year.

       EBIT for 2006 was $1,242 million compared with $1,435 million in 2005 and $720 million in 2004. EBIT in 2006 declined as significantly higher raw material and energy costs and lower operating rates more than offset higher selling prices, improved volume and increased equity earnings, principally from Dow Corning. In addition, EBIT in 2006 was reduced by restructuring charges totaling $12 million. EBIT in 2005 improved as higher selling prices more than offset increased raw material and energy costs, the impact of lower volume, and restructuring charges of $14 million related to the closure of five small manufacturing facilities. In 2004, EBIT was negatively impacted by charges of $111 million for asset impairments. See Notes B and G to the Consolidated Financial Statements for additional information regarding restructuring charges and asset impairments.

       Designed Polymers sales increased 8 percent versus 2005 due to improved volume. Prices were unchanged from 2005. Sales were especially strong for biocides, specialty chemical products of ANGUS Chemical Company, liquid membranes and ion exchange resins. From a geographic standpoint, volume was strong in Asia Pacific and Europe, with modest increases in North America and Latin America. Compared with 2005, EBIT improved due to volume growth, improved operating rates and reduced operating expenses. In July 2006, FilmTec Corporation, a wholly owned subsidiary of the Company, completed the purchase of Zhejiang Omex Environmental Engineering Co. LTD, expanding Dow's capabilities in the area of water purification. This acquisition, combined with the Company's existing Liquid Separations business, provides the foundation for Dow Water Solutions, a business unit focused on the science of desalination, water purification, trace contaminant removal, and water recycling.

       Dow Latex and Acrylic Monomers sales declined 2 percent versus 2005 due to lower prices. The decline in prices was primarily related to increased industry supply of acrylic monomers. Volume in 2006 was unchanged from 2005. EBIT in 2006 declined significantly due to a substantial increase in feedstock and energy costs, as well as the absence of earnings from the superabsorbent polymers business, which the Company sold in July 2006.

       Specialty Chemicals sales were up 10 percent versus 2005, with a 5 percent increase in price and a 5 percent increase in volume. Compared with last year, price increases were principally driven by higher raw material costs. The improvement in volume was broad-based with increased sales across most product lines and all geographic areas. Volume in Asia Pacific was especially strong, supported by strong operating performance at OPTIMAL, which manufactures products that are sold in the region through Dow. EBIT in 2006 held steady with 2005 as the improvements in price and volume, as well as higher equity earnings, offset higher raw material and energy costs.

Performance Chemicals Outlook for 2007

Performance Chemicals expects continued growth, as global economic conditions remain solid. Prices are expected to show modest improvement reflecting good industry fundamentals. EBIT is also expected to improve due to slightly higher volumes, improved pricing and higher operating rates. However, uncertainty remains due to the volatility of feedstock and energy costs.

       Designed Polymers sales are expected to increase. Price improvements are expected in Specialty Polymers and Water Soluble Polymers. Solid volume growth is expected in Dow Water Solutions, Water Soluble Polymers, the specialty chemical products of ANGUS Chemical Company, and biocides.

       Volume for Dow Latex and Acrylic Monomers is expected to grow slightly. The business plans to optimize pricing through customer and product consolidation. The slowdown in residential construction in North America and the replacement of some styrene-butadiene latex with starch in coated paper applications present challenges for 2007.

       Specialty Chemicals prices are expected to decline slightly due in large part to increased pressure in the large scale ethylene oxide derivative products (including amines and glycol ethers) as industry operating rates for ethylene oxide are expected to decline in 2007. Industry demand is expected to be consistent with trends in the general economy.

AGRICULTURAL SCIENCES

Sales for Agricultural Sciences were $3,399 million in 2006, compared with $3,364 million in 2005 and $3,368 million in 2004. Volume increased 3 percent, compared with 2005, while prices declined 2 percent. Volume was up across several product lines in 2006. Volume for new products – penoxsulam rice herbicide and aminopyralid herbicide for range and pasture – showed strong growth over 2005. Sales of spinosad and methoxyfenocide insecticides rebounded from the competitive pressures of 2005. Adoption of herbicide-tolerant soybeans in Brazil and herbicide-tolerant corn in the United States led to additional volume growth of glyphosate and phenoxy herbicides, while negatively impacting sales of traditional selective herbicides. Growth in cotton, sunflower and canola seed sales more than offset lower sales of corn seed in the United States. In addition, demand for heart-healthy oils resulted in several large restaurant chains choosing to use trans-fat free canola oil, an oil derived from NEXERA™ canola seed. The decline in price was primarily driven by highly competitive industry conditions in Brazil and the unfavorable impact of currency in Europe at the peak of the agricultural season and in Asia Pacific throughout the year. In 2005, volume declined 3 percent from 2004, while prices improved 3 percent, including the favorable impact of currency which accounted for approximately one third of the increase in prices. Volume decreased as lower insect pressure and increased use of insect-resistant traits in cotton resulted in lower demand for insecticides, and challenging market conditions suppressed sales of corn and soybean herbicides.

       EBIT in 2006 was $415 million versus $543 million in 2005 and $586 million in 2004. The decline in EBIT in 2006 was primarily the result of lower margins due to lower prices, product mix and an increase in raw material costs. In 2005, EBIT declined from 2004 due to lower operating rates, increased raw materials cost, increased investment in R&D for new technologies, and higher selling expenses to support the launch of new products. In addition, EBIT in 2005 was negatively impacted by charges totaling $9 million for restructuring activities in the fourth quarter of 2005 related to the closure of five small manufacturing facilities.

Agricultural Sciences Outlook for 2007

Agricultural Sciences sales and EBIT for 2007 are expected to remain at the levels achieved in 2006. Volume is expected to increase slightly as sales for corn seed in the United States rebound with an increased supply of seed with multiple-stacked traits. Adoption of herbicide-tolerant soybeans and corn is anticipated to progress further resulting in a continued shift from traditional herbicides to nonselective herbicide sales. Price pressure from generic competition is expected to continue. While sales are expected to decline in more mature product lines due to generic competition, the decline is expected to be offset by the development and sale of mixtures and formulations into niche market segments. Newer products – such as penoxsulam, aminopyralid, WIDESTRIKE™ insect protection for cotton, and HERCULEX™ insect protection for corn – are expected to continue to ramp up in sales. Demand for the Company's heart-healthy canola and sunflower oils continues to build momentum, which should result in increased acres planted with NEXERA™ canola and sunflower seed. No significant change is expected in raw material costs.

BASIC PLASTICS

Sales for the Basic Plastics segment were $11,833 million in 2006, up 8 percent from $11,007 million in 2005. Sales were $9,284 million in 2004. Compared with 2005, prices increased 7 percent in 2006, while volume increased 1 percent. The increase in selling prices reflected significantly higher feedstock and energy costs in 2006. While volume was up significantly in Asia Pacific and Latin America, volume declined in North America as customers reduced inventories. Volume was down slightly in Europe. Sales in 2005 were higher than 2004 as prices increased 19 percent and volume was unchanged. The increase in prices reflected significantly higher feedstock and energy costs in 2005. While customer demand remained solid, volume was negatively impacted by customer inventory de-stocking in the first half of 2005 and by the effects of two hurricanes that resulted in a temporary shutdown of Dow's U.S. Gulf Coast manufacturing facilities during the third quarter of 2005.

       EBIT for 2006 was $2,022 million, down from $2,398 million in 2005 and up from $1,714 million in 2004. EBIT declined in 2006, as price increases were not sufficient to offset significant increases in feedstock and other raw material costs. Equity earnings from EQUATE and Siam Polyethylene were also lower due to planned maintenance turnarounds. In addition, EBIT was reduced by restructuring charges totaling $16 million related to the shutdown of the polystyrene and polyethylene production facilities in Sarnia in late 2006. EBIT in 2005 was higher than 2004 as higher selling prices and improved equity earnings, principally from EQUATE, more than offset increased feedstock and energy costs. EBIT in 2005 was favorably impacted by a gain of $29 million associated with the sale of EQUATE shares. EBIT in 2005 was negatively impacted by restructuring charges totaling $12 million. These charges were related to the closure of a small manufacturing facility. EBIT in 2004 was favorably impacted by a gain of $124 million on the sale of a 50 percent interest in Dow's PET/PTA business in conjunction with the formation of Equipolymers. See Notes B and C to the Consolidated Financial Statements for additional information on restructuring charges and the formation of Equipolymers.

       Polyethylene sales increased 9 percent in 2006 as prices increased 7 percent and volume increased 2 percent. Prices rose in response to significantly higher feedstock and energy costs. Volume was higher in 2006 across all geographic areas except North America, with strong volume growth in Asia Pacific and Latin America. Volume in North America was soft in early 2006 as customers reduced the inventories built subsequent to the 2005 hurricanes when logistics were disrupted on the U.S. Gulf Coast. While volume improved somewhat in the second quarter, a significant decline in oil and natural gas prices at the end of the third quarter and into the fourth quarter resulted in a decline in volume as customers anticipated lower product prices. Volume growth in Europe was modest due to the impact of planned maintenance turnarounds at the Company's plants in The Netherlands and Germany. EBIT declined in 2006, as higher selling prices were more than offset by higher feedstock costs and start-up costs associated with a new linear low density polyethylene and specialty polymers production facility in Tarragona, Spain. In addition, EBIT in 2006 was reduced by a restructuring charge related to the shutdown of the polyethylene plant in Sarnia, and lower equity earnings from EQUATE and Siam Polyethylene. EBIT in 2005 included a gain of $29 million associated with the sale of EQUATE shares.

       Polypropylene sales increased 6 percent in 2006 as prices improved 9 percent and volume declined 3 percent. Polypropylene prices increased in 2006 in response to significantly higher propylene costs. Volume declined in all geographic areas except North America, where demand remained solid and customers restocked inventories from the low levels following the 2005 hurricanes. Volume declined as softened demand in Asia Pacific and a planned maintenance turnaround at the Company's facility in Germany, combined with propylene shortages during the second half of the year to limit product availability. EBIT declined from 2005, as higher prices were more than offset by increased raw material costs.

       Polystyrene sales increased 3 percent in 2006 as prices improved 4 percent and volume declined 1 percent. Prices improved in all geographic areas, except Latin America, with increases driven by significantly higher feedstock and energy costs. Volume declined in North America and Europe as high prices reduced customer demand. Anticipation of lower prices (due to a decline in oil and natural gas prices late in the third quarter of 2006) also slowed demand. Volume in Europe was also impacted by the shutdown of the Company's polystyrene plant located in Barry, United Kingdom, late in 2005, which reduced product availability in the region. In Asia Pacific, volume improved as customers began to restock inventories and overall demand increased. EBIT declined significantly from 2005 as poor global industry supply/demand balances prevented price increases from keeping pace with the increase in feedstock and energy costs. EBIT for 2006 was further reduced by a restructuring charge related to the shutdown of the polystyrene plant in Sarnia.

Basic Plastics Outlook for 2007

Feedstock and energy costs are expected to remain high, but somewhat less volatile during 2007, providing support for maintaining prices and margins. Demand for polyethylene and polypropylene is expected to show continued growth; however, another challenging year is anticipated for polystyrene, with high prices impacting demand.

       While feedstock costs are expected to remain high in 2007, polyethylene margins are expected to remain near 2006 levels. Increased demand is expected to offset new industry capacity that came on-line in Brazil and Mexico during 2006. Global industry operating rates are expected to be comparable to 2006. Equity earnings from EQUATE are expected to be lower in 2007, the result of slightly higher raw material costs and the expiration of favorable tax benefits.

       Polypropylene demand is expected to be comparable to 2006. Margins should improve in North America and Europe in 2007 as propylene costs stabilize. Sales of INSPIRE™ resins are expected to increase in North America. Operating rates are expected to improve in 2007, with fewer planned maintenance turnarounds. Within the industry, global operating rates are expected to be similar to 2006.

       Demand growth within the polystyrene industry is expected to remain low and the cost of raw materials is expected to remain volatile during 2007, resulting in continued pressure on margins. The industry is expected to be highly competitive, with polystyrene capacity and styrene monomer supply sufficient to meet demand. Volume will be lower in 2007 due to the shutdown of the polystyrene plant in Sarnia at the end of 2006. While the business expects to benefit from the shutdown of the plants in Sarnia and Barry, demolition and environmental remediation costs for these facilities will be incurred during 2007.

BASIC CHEMICALS

Sales for Basic Chemicals were $5,560 million in 2006, compared with $5,643 million in 2005 and $5,439 million in 2004. Prices increased 1 percent versus 2005 primarily due to higher vinyl chloride monomer ("VCM") prices. Volume was down 2 percent in 2006, a result of plant closures in the Chlor-Vinyls business and the expiration of a customer contract for vinyl acetate monomer at the end of 2005. The Company ceased production of VCM at its facilities in Fort Saskatchewan, Alberta, Canada, in March 2006. The closure of the Company's chlor-alkali and ethylene dichloride plants in Fort Saskatchewan and a number of other small manufacturing facilities was part of the restructuring activities announced in August 2006 which resulted in a charge of $184 million against the Basic Chemicals segment (see Note B to the Consolidated Financial Statements). In 2005, prices rose 17 percent over 2004, driven by higher feedstock and energy prices, while volume declined 13 percent. The decline in volume in 2005 was due to disruptions on the U.S. Gulf Coast caused by hurricanes Katrina and Rita, and the formation of MEGlobal (a 50:50 joint venture) in the second quarter of 2004, as certain sales of ethylene glycol ("EG") began to be sourced through that joint venture (see Note C to the Consolidated Financial Statements). Excluding the decline in volume related to the formation of MEGlobal, Basic Chemicals volume for 2005 was down 5 percent compared with 2004.

       Caustic soda sales were up due to slightly higher prices and flat volume. Prices increased early in 2006, a residual effect of the 2005 hurricanes. Later in the year, price increases were supported by tighter supply/demand balances, the result of unplanned outages within the industry in Europe. VCM sales were down in 2006 with a 1 percent decline in volume; prices were unchanged.

       Sales of ethylene oxide and ethylene glycol declined 4 percent, as prices declined 3 percent and volume was down 1 percent. Prices softened as a result of lower demand principally in the Asian polyester industry, due to high prices for PTA, which is a key raw material for polyester fibers. Industry supply and demand continued to be balanced in 2006.

       Solvents and Intermediates sales were up 10 percent due to a 7 percent increase in prices and a 3 percent increase in volume. Price improvement was driven by significant increases in feedstock and energy costs. Volume was up in Asia Pacific, supported by improved operations at OPTIMAL, which manufactures products that are sold in the region through Dow.

       EBIT for Basic Chemicals was $689 million in 2006, compared with $1,129 million in 2005 and $1,600 million in 2004. Results for 2006 were reduced by restructuring charges totaling $184 million related to the closure of the chlor-alkali plant in Fort Saskatchewan, as well as a number of other small manufacturing facilities. In 2005, EBIT included a gain of $41 million related to the sale of EQUATE shares, as well as a restructuring charge of $3 million related to the closure of a small manufacturing facility. Excluding the impact of these items, EBIT in 2006 was down from 2005 as significantly higher feedstock and energy costs and lower volume exceeded the benefits of improved plant operations and the increase in selling prices. EBIT in 2004 was favorably impacted by a gain of $439 million on the sale of a 50 percent interest in Dow's Canadian EG manufacturing assets in conjunction with the formation of MEGlobal.

Basic Chemicals Outlook for 2007

Caustic soda sales are expected to increase primarily due to higher downstream chlorine derivative demand, which will result in increased caustic soda available for sale, as well as increased extraction from well storage. Prices are expected to continue declining as industry conditions weaken. Industry operating rates are expected to decline as industry capacity increases faster than demand.

       VCM sales are expected to decline in 2007 due to lower demand for polyvinyl chloride ("PVC"), the major end-use of VCM. Prices are expected to decrease due to lower feedstock and energy costs and lower demand, principally in the United States.

       EG pricing is expected to decline in the second half of 2007 due to lower industry operating rates. Additional EG industry capacity is scheduled to start up in mid-2007, although the timing of some of these projects is uncertain.

       Solvents and Intermediates pricing is expected to be relatively steady with propylene costs projected to stabilize. Sales volumes are expected to grow slightly and, despite continued high feedstock and energy costs, margins should remain good, as no new industry capacity is scheduled to come on-line in 2007 and supply/demand is expected to remain balanced.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales were $6,205 million in 2006, compared with $6,061 million in 2005 and $4,876 million in 2004. In 2006, prices rose 11 percent while volume declined 9 percent from 2005. Compared with 2005, prices improved following a rise in crude oil and feedstock costs, as volume declined due to outages, both scheduled and unscheduled, at a number of the Company's facilities. In 2005, prices were up 22 percent and volume was up 2 percent from 2004. Prices improved as a result of higher crude oil, natural gas and feedstock costs and a continued tightening of the supply/demand balance for certain hydrocarbon products. Volume in 2005 increased due to higher sales of refined products related to improved operations at the supplying refinery as well as increased sales of ethylene to MEGlobal.

       The Hydrocarbons and Energy business transfers materials to Dow's derivative businesses at cost. As a result, EBIT for the segment was at or near breakeven in 2006, 2005 and 2004.

       The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene production facilities, while natural gas is used as a fuel. The Company's cost of purchased feedstocks and energy rose approximately $2.0 billion (or 10 percent) in 2006 due to increased prices. Crude oil prices increased throughout much of 2006 and, on average, 2006 prices were $10 per barrel higher than 2005 levels. Conversely, North American natural gas prices trended downward from the record-high levels of late 2005, and were approximately $1.00 per million Btu lower than 2005, a decrease of approximately 14 percent.

Hydrocarbons and Energy Outlook for 2007

Compared with 2006, crude oil and natural gas prices are expected to remain volatile, but decrease moderately overall during 2007. Ethylene margins are expected to remain strong, benefiting Dow's derivative businesses, as global demand continues to be solid and supply remains balanced, due in part to continued delays in the construction and start up of many of the new ethylene production facilities within the industry.

UNALLOCATED AND OTHER

Sales for Unallocated and Other, which primarily relate to the Company's insurance operations, were $316 million in 2006, $306 million in 2005 and $262 million in 2004.

       Included in the results for Unallocated and Other are:

  •
  results of insurance operations,
  •
  gains and losses on sales of financial assets,
  •
  stock-based compensation expense,
  •
  changes in the allowance for doubtful receivables,
  •
  expenses related to New Ventures,
  •
  asbestos-related defense and resolution costs,
  •
  foreign exchange hedging results, and
  •
  overhead and other cost recovery variances not allocated to the operating segments.

       EBIT was a loss of $594 million in 2006, compared with losses of $1,048 million in 2005 and $1,238 million in 2004. EBIT for 2006 was negatively impacted by restructuring charges of $137 million (including employee-related severance expenses of $73 million, pension curtailment costs and termination benefits of $33 million, asset write-offs of $18 million related to the shutdown of several small facilities around the world, and asbestos abatement of $10 million and environmental remediation of $3 million related to the shutdown of all production facilities at the Company's site in Sarnia, Ontario, Canada); performance-based stock compensation expenses of $86 million; other severance costs of $52 million; asbestos-related defense and resolution costs (net of insurance) of $45 million; and expenses of $59 million related to the Company's corporate branding program. EBIT for 2006 was favorably impacted by a $177 million reduction in Union Carbide's asbestos-related liability for pending and future claims (excluding future defense and processing costs).

       EBIT for 2005 was negatively impacted by charges totaling $48 million for restructuring activities in the fourth quarter of 2005 (including employee-related expenses of $25 million, the write-off of an intangible asset of $10 million and costs of $13 million related to the closure of three small plants), severance costs of $68 million, a cash donation of $100 million to The Dow Chemical Company Foundation, performance-based stock compensation expenses of $276 million, asbestos-related defense and resolution costs (net of insurance) of $75 million, and a loss of $31 million associated with the early extinguishment of debt.

       EBIT for 2004 was negatively impacted by employee-related restructuring charges (including severance of $225 million and curtailment expenses of $71 million associated with Dow's defined benefits plans), performance-based compensation expenses of $317 million, the recognition of a $148 million liability associated with a loan guarantee for Cargill Dow, and asbestos-related defense and resolution costs (net of insurance) of $82 million.

       See Note B to the Consolidated Financial Statements for information regarding the restructuring charges.

Sales Price and Volume
	2006			2005			2004

Percent change from prior year	Volume	Price	Total	Volume	Price	Total	Volume	Price	Total

Operating Segments:
Performance Plastics	7%	5%	12%	1%	18%	19%	10%	10%	20%
Performance Chemicals	4	1	5	(2)	18	16	11	10	21
Agricultural Sciences	3	(2)	1	(3)	3	–	9	3	12
Basic Plastics	1	7	8	–	19	19	6	26	32
Basic Chemicals	(2)	1	(1)	(13)	17	4	3	22	25
Hydrocarbons and Energy	(9)	11	2	2	22	24	(2)	30	28

Total	1%	5%	6%	(2)%	17%	15%	6%	17%	23%

Geographic Areas:
United States	–	4%	4%	(3)%	19%	16%	5%	12%	17%
Europe	1%	6	7	1	15	16	4	22	26
Rest of World	5	3	8	(5)	17	12	12	16	28

Total	1%	5%	6%	(2)%	17%	15%	6%	17%	23%

Price includes the impact of currency. Volume includes the impact of acquisitions and divestitures.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary
In millions	2006	2005	2004

Cash provided by (used in):
Operating activities	$4,154	$4,474	$2,670
Investing activities	(1,907)	(1,096)	(653)
Financing activities	(3,302)	(2,508)	(1,397)
Effect of exchange rate changes on cash	6	(172)	96

Net increase (decrease) in cash and cash equivalents	$(1,049)	$698	$716

       Cash provided by operating activities decreased in 2006 versus 2005 primarily due to lower earnings, partially offset by a reduction in cash contributed to the Company's pension plans. Cash provided by operating activities in 2005 was substantially higher than 2004 due to a significant improvement in earnings in 2005 and lower working capital requirements, partially offset by contributions of $1 billion to the Company's pension plans.

       Cash used in investing activities in 2006 increased significantly compared with 2005, as cash usage in 2005 was reduced by the proceeds of $867 million from the sale of Union Carbide's 50 percent indirect interest in UOP. Cash used in investing activities in 2005 was higher than 2004 due to increased capital expenditures of $264 million, investments in consolidated companies (including $98 million for the remaining 28 percent ownership interest in PBBPolisur S.A.), and investments in nonconsolidated affiliates (including $170 million paid to Cargill Dow; see Note B to the Consolidated Financial Statements). In 2004, cash of $845 million was provided by the divestiture of assets related to the formation of MEGlobal and Equipolymers.

       Cash used in financing activities in 2006 increased compared with 2005 principally due to purchases of treasury stock (related to a share repurchase program authorized in July 2005) and an increase in dividends paid to stockholders. In February 2006, the quarterly dividend was increased 12 percent. Cash used in financing activities in 2005 was significantly higher than 2004 primarily due to higher payments on long-term debt, including the early extinguishment of $933 million of debt in 2005, as well as lower proceeds from sales of common stock (related to the exercise of stock options and the Employees' Stock Purchase Plan).

Working Capital at December 31
In millions	2006	2005

Current assets	$17,209	$17,404
Current liabilities	10,601	10,663

Working capital	$6,608	$6,741

Current ratio	1.62:1	1.63:1

       At December 31, 2006, trade receivables were $5.0 billion, down slightly from $5.1 billion at December 31, 2005. Days-sales-outstanding-in-receivables (excluding the impact of sales of receivables) were 39 days at December 31, 2006, unchanged from December 31, 2005. At December 31, 2006, total inventories were $6.1 billion, up from $5.3 billion at December 31, 2005, principally due to the increase in feedstock and energy costs and higher plant operating rates. Days-sales-in-inventory at December 31, 2006 was 63 days versus 59 days at December 31, 2005.

Total Debt at December 31
In millions	2006	2005

Notes payable	$219	$241
Long-term debt due within one year	1,291	1,279
Long-term debt	8,036	9,186

Total debt	$9,546	$10,706

Debt as a percent of total capitalization	34.1%	39.1%

       As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At December 31, 2006, there were no commercial paper borrowings outstanding. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available credit facilities with various U.S. and foreign banks totaling $3.0 billion in support of its working capital requirements and commercial paper borrowings. At the beginning of 2006, these facilities included a $1.25 billion 364-day revolving credit facility, which was set to mature in April 2006, and a $1.75 billion 5-year revolving credit facility, with an April 2009 maturity date. In April 2006, these credit facilities were replaced with a $3 billion 5-year revolving credit facility which matures in April 2011.

       At December 31, 2006, the Company had $3.5 billion of SEC-registered securities available for issuance under U.S. shelf registrations, Euro 1.5 billion (approximately $1.9 billion) available for issuance under the Company's Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $425 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on August 8, 2006.

       Dow's public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At December 31, 2006, the Company was in compliance with all of these covenants and default provisions. For information on Dow's covenants and default provisions, see Note K to the Consolidated Financial Statements.

       On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007. During 2006, the Company purchased 18,084,207 shares of the Company's common stock under this program. Since the program was authorized, the Company has purchased a total of 18,798,407 shares. On October 26, 2006, the Company announced that its Board of Directors had approved a new share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company's common stock. The new program will begin once the current program is complete. See PART II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Capital Expenditures

Capital spending for the year was $1,775 million, up 11 percent from $1,597 million in 2005. Capital spending was $1,333 million in 2004. In 2006, approximately 33 percent of the Company's capital expenditures were directed toward additional capacity for new and existing products, compared with 39 percent in 2005. Approximately 24 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene in 2006 compared with 21 percent in 2005. The remaining capital was utilized to maintain the Company's existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

       Major projects underway during 2006 included expansion of a production facility for specialty plastics and solution polyethylene and construction of a new facility for the production of octene in Tarragona, Spain; new Dow Automotive production facilities in Midland, Michigan, and Schkopau, Germany, for glass bonding and primer products; and a new multi-product facility for the production of isopropanolamines in Plaquemine, Louisiana. Additional major projects included infrastructure related to the integration of a new gas turbine and replacement of furnaces in Freeport, Texas, and upgrades to isopropanol production facilities in Texas City, Texas. Because the Company designs and builds most of its capital projects in-house, it had no material capital commitments other than for the purchase of materials from fabricators and construction labor.

Contractual Obligations

The following tables summarize the Company's contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2006. Additional information related to these obligations can be found in Notes J, K, L, M and R to the Consolidated Financial Statements.

Contractual Obligations at December 31, 2006	Payments Due by Year
						2012 and
In millions	2007	2008	2009	2010	2011	beyond	Total

Long-term debt – current and noncurrent (1)	$1,291	$596	$778	$1,002	$1,469	$4,191	$9,327
Deferred income tax liabilities – noncurrent (2)	–	–	–	–	–	999	999
Pension and other postretirement benefits	332	276	219	224	210	1,846	3,107
Other noncurrent obligations (3)	271	293	169	90	67	3,531	4,421
Other contractual obligations:
Minimum operating lease commitments	251	208	179	137	85	565	1,425
Purchase commitments – take or pay and throughput obligations	2,107	1,802	1,579	1,339	889	5,281	12,997
Purchase commitments – other (4)	216	120	68	3	3	49	459
Expected cash requirements for interest	566	498	466	414	354	4,264	6,562

Total	$5,034	$3,793	$3,458	$3,209	$3,077	$20,726	$39,297

(1) Capital lease obligations of $40 million are included in "2012 and beyond."
(2) Deferred tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. All noncurrent deferred income tax liabilities have been reflected in "2012 and beyond."
(3) Annual payments to resolve asbestos litigation will vary based on changes in defense strategies, changes in state and national law, and claims filing and resolution rates. As a result, it is impractical to determine the anticipated payments in any given year, therefore, the noncurrent asbestos-related liability of $1,079 million has been reflected in "2012 and beyond."
(4) Includes outstanding purchase orders and other commitments greater than $1 million, obtained through a survey of the Company.

       The Company also had outstanding guarantees at December 31, 2006. Additional information related to these guarantees can be found in the "Guarantees" table provided in Note J to the Consolidated Financial Statements.

Variable Interest Entities

The Company leases an ethylene facility in The Netherlands from an owner trust that is a variable interest entity ("VIE"). Dow is not the primary beneficiary of the owner trust and, therefore, is not required to consolidate the owner trust. Based on a valuation completed in mid-2003 when Dow entered into the lease, the facility was valued at $394 million. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based upon a fair market value determination. At December 31, 2006, Dow had provided to the owner trust a residual value guarantee of $363 million, which represents Dow's maximum exposure to loss under the lease. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee.

       In September 2001, Hobbes Capital S.A. ("Hobbes"), a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provide a floating rate of return (which may be reinvested) based on the London Interbank Offered Rate (LIBOR), and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates have been classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The preferred return is included in "Minority interests' share in income" in the consolidated statements of income. Reinvested preferred returns are included in "Minority Interest in Subsidiaries" in the consolidated balance sheets. Under FASB Interpretation No. 46R, Hobbes is a VIE and the Company is the primary beneficiary.

Dividends

On February 15, 2007 the Board of Directors announced a quarterly dividend of $0.375 per share, payable April 30, 2007, to stockholders of record on March 30, 2007. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 94-year period, Dow has increased the amount of the quarterly dividend 46 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time. The Company declared dividends of $1.50 per share in 2006 and $1.34 per share in 2005 and 2004.

Outlook for 2007

In 2006, the Company continued to strengthen its financial position. Despite the fourth consecutive year of double-digit increases in feedstock and energy costs coupled with somewhat softer industry conditions, the diversity of Dow's business and geographic portfolio, as well as strong financial performance by its joint ventures, resulted in the second highest net income in the Company's history. Working capital was reduced by $133 million, despite higher sales levels, as the Company maintained working capital ratios at low levels. Capital expenditures were held below $1.8 billion, $129 million below depreciation. These actions enabled the Company to reduce total debt by $1.2 billion in 2006. Since 2002, the Company has reduced total debt by over $3.5 billion and its ratio of debt to total capitalization from 59.2 percent to 34.1 percent. The Company expects to further reduce debt as a percent of total capitalization in 2007.

       In 2007, the Company will continue to implement its strategy to improve long-term earnings growth and earnings consistency. While macroeconomic conditions are expected to remain healthy, volatility in feedstock and energy costs adds uncertainty to the outlook. The Company will retain its financial discipline while increasing its investment in targeted growth opportunities, principally in its Performance businesses and in emerging geographies. Capital expenditures are expected to increase in 2007, but should remain at or below the level of depreciation. These expenditures should be sufficient to maintain the safety and reliability of the Company's facilities while modestly increasing capacity in selected high-value businesses.

       Approximately $1.3 billion in debt will become due in 2007. While the Company has sufficient cash to meet its scheduled debt obligations in 2007, the Company will either use a portion of its cash and cash equivalents to repay this debt as scheduled or issue new debt.

OTHER MATTERS

Recent Accounting Pronouncements

See Note A to the Consolidated Financial Statements for a summary of significant accounting policies and recent accounting pronouncements.

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

  Asbestos-Related Matters of Union Carbide Corporation

  Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, and a former Union Carbide subsidiary, Amchem Products, Inc. ("Amchem"), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Based on a study completed by Analysis, Research & Planning Corporation ("ARPC") in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. Since then, Union Carbide has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate.

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

         In November 2005, Union Carbide requested ARPC to review Union Carbide's 2005 asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required. At December 31, 2005, the recorded asbestos-related liability for pending and future claims was $1.5 billion.

         In November 2006, Union Carbide requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against Union Carbide and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2005 study, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

         Based on ARPC's December 2006 study and Union Carbide's own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which will now cover the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and is shown as "Asbestos-related credit" in the consolidated statements of income.

         Union Carbide's receivable for insurance recoveries related to its asbestos liability was $495 million at December 31, 2006 and $535 million at December 31, 2005. In addition, Union Carbide had receivables for insurance recoveries of $300 million at December 31, 2006 and $400 million at December 31, 2005, for defense and resolution costs.

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

         For additional information, see Legal Proceedings, Asbestos-Related Matters of Union Carbide Corporation in Management's Discussion and Analysis of Financial Condition and Results of Operation, and Note J to the Consolidated Financial Statements.

  Environmental Matters

  The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. At December 31, 2006, the Company had accrued obligations of $347 million for environmental remediation and restoration costs, including $31 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. The Company had accrued obligations of $339 million at December 31, 2005, for environmental remediation and restoration costs, including $41 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operation and Notes A and J to the Consolidated Financial Statements.

  Pension and Other Postretirement Benefits

  The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2006, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent approximately 75 percent of the Company's pension plan assets and obligations.

       The following information relates to the U.S. plans only; a similar approach is used for the Company's non-U.S. plans.

         The Company determined the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Board of Directors and the underlying return fundamentals of each asset class. The Company's historical experience with the pension fund asset performance was also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2006 was 8.75 percent. This assumption was changed to 8.78 percent for determining 2007 net periodic pension expense. The Company's historical actual return averaged 8.6 percent for the ten-year period ending December 31, 2006. The actual rate of return in 2006 was 13.5 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company's pension plans. A 25 basis point adjustment in the long-term return on assets assumption would change the Company's total pension expense for 2007 by approximately $33 million.

         The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of Dow's major U.S. plans are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan. The resulting discount rate increased from 5.72 percent at December 31, 2005 to 5.98 percent at December 31, 2006. A 25 basis point adjustment in the discount rate assumption would change the Company's total pension expense for 2007 by approximately $38 million, with an immaterial change to other postretirement benefit expense due to defined dollar limits (caps).

         The value of the U.S. qualified plan assets increased from $10.1 billion at December 31, 2005 to $11.2 billion at December 31, 2006. The Company made contributions of $433 million to the U.S. qualified plans in 2006. The favorable impact of the contributions combined with the asset returns and an increase in the assumed discount rate, resulted in an improvement in the funded status of $1.3 billion from December 31, 2005 to December 31, 2006. At December 31, 2006, the U.S. qualified plans were overfunded on a projected benefit obligation basis by $295 million.

         For 2007, the Company maintained its assumption of 4.5 percent for the long-term rate of increase in compensation levels for the principal U.S. qualified plans. Since 2002, the Company has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

       The following discussion relates to all of the Company's pension and other postretirement benefit plans.

         The Company bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2006, net gains of $581 million remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets and are a component of the total net loss of $2,849 million shown under "Amounts recognized in AOCI – pretax" in the table entitled "Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans" included in Note L to the Consolidated Financial Statements. The other $3,430 million of net losses represents cumulative changes in plan experience and actuarial assumptions. The net increase in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Increase in Market-Related Asset Value Due to Recognition of Prior Asset Gains and Losses
In millions

2007	$258
2008	124
2009	104
2010	95

Total	$581

         Based on the revised pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains, the Company expects to reduce expense by approximately $125 million for all pension and other postretirement benefits in 2007 compared with 2006.

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

         At December 31, 2006, the Company had a net deferred tax asset balance of $2.9 billion, after valuation allowances of $446 million.

         In evaluating the ability to realize the deferred tax assets, the Company relies principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

         At December 31, 2006, the Company had deferred tax assets for tax loss and tax credit carryforwards of $2.7 billion, $42 million of which is subject to expiration in the years 2007-2011. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $10.3 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2007-2011 is approximately $353 million.

         The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law.

         At December 31, 2006, the Company had a tax contingency reserve for both domestic and foreign issues of $732 million.

         For additional information, see Note R to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies

Dow is committed to world-class environmental, health and safety ("EH&S") performance, as demonstrated by a long-standing commitment to Responsible Care®, the significant progress made by the Company over a 10-year period toward Dow's EH&S Goals for 2005, and the development of Dow's new 2015 Sustainability Goals. In 2005, Dow developed its next generation of 10-year goals that will provide continuity to the first set of goals, while also addressing a broader set of challenges. The 2015 Sustainability Goals will set the standard for sustainability in the chemical industry by focusing on improvements in Dow's local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Company's environmental impact. More information on Dow's performance regarding environmental matters and goals can be found online on Dow's Environment, Health and Safety webpage at www.dow.com.

       To meet the Company's public commitments, as well as the stringent laws and government regulations related to environmental protection and remediation to which its global operations are subject, Dow has well-defined policies, requirements and management systems. Dow's EH&S Management System ("EMS") defines the "who, what, when and how" needed for the businesses to achieve the Company's policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with these laws and regulations. In 2002 and 2003, the security aspects of Dow's EMS were strengthened to require that Site Vulnerability Assessments be conducted to ensure appropriate safeguards to protect Dow's employees and physical assets in a post-9/11 world. Furthermore, to ensure effective utilization, the EMS is integrated into a company-wide management system for EH&S, Operations, Quality and Human Resources.

       It is Dow's policy to adhere to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. First, Dow works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. Dow has specific requirements for waste that is transferred to non-Dow facilities, including the periodic auditing of these facilities. Dow believes third-party verification is a cornerstone of world-class EH&S performance and building public trust. Numerous Dow sites in Europe, Latin America, Australia and North America have received third-party verification of Dow's compliance with Responsible Care® and with outside specifications such as ISO-14001. Additional sites will receive third-party auditing over the next two years in support of new industry-wide Responsible Care® expectations and the release of the Responsible Care® Global Charter. During 2006, a third-party auditor verified that Dow's Operating Discipline Management System ("ODMS") is compliant with multiple external standards (ISO 9001, ISO 14001, ISO/TS 16949 and OHSAS 18001).

       Dow's EH&S policies helped the Company achieve excellent safety performance in 2006. Dow demonstrated continuous improvement in reducing its personal injury and illness OSHA (Occupational Safety and Health Administration) rate and Dow's newly introduced Safety Severity Index. Tragically, there were two employee fatalities during 2006 that resulted from injuries sustained from elevated falls. In one case, the employee passed away in 2006 from injuries sustained in late 2005.

       The Company posted a significant reduction in leaks, breaks and spills, and notices of violation from environmental regulatory agencies in 2006. Improvement in environmental compliance remains a top management priority, with initiatives underway to further improve compliance in 2007.

Chemical Security

Growing public and political attention has been placed on protecting critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern about the security of chemical production and distribution. In response to the increasing call by many, including Dow and the American Chemistry Council, for uniform performance-based national standards for securing the U.S. chemical industry, U.S. Chemical Plant Security legislation and Port Security legislation were passed and draft plant and transportation security regulations were proposed in 2006.

       The focus on security is not new to Dow. A comprehensive, multi-level security plan for the Company has been maintained since 1988. This plan was activated in response to the events of 9/11. Dow continues to improve its security plans, placing emphasis on the safety of Dow communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. Dow's security plans also are developed to avert interruptions of normal business work operations which could materially and adversely affect the Company's results of operations, liquidity and financial condition.

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

       Dow played a key role in the development and implementation of the American Chemistry Council's Responsible Care® Security Code that requires all aspects of security – including facility, transportation, and cyberspace – be assessed and gaps addressed. Through the Company's global implementation of the Security Code, Dow has permanently heightened the level of security – not just in the United States, but worldwide. Dow employs approximately 500 employees and contractors in its Emergency Services and Security department worldwide. Dow committed over $100 million in capital over a ten-year period for plant security, supply chain and cyberspace security enhancements, regulatory compliance and response capabilities as well as other components of Dow's security program. These costs are not considered material to the Company's consolidated financial statements.

       Dow continually works to strengthen partnerships with local responders, law enforcement, and security agencies, and to enhance confidence in the integrity of the Company's security and risk management program, as well as strengthen its preparedness and response capabilities. Dow also works closely with its supply chain partners and strives to educate lawmakers, regulators and communities about the Company's resolve and actions to date which are mitigating security and crisis threats.

Climate Change

There is a growing political and scientific consensus that emissions of greenhouse gases ("GHG") due to human activities continue to alter the composition of the global atmosphere in ways that are affecting the climate. Political debates continue about how to implement fair and effective GHG mitigation efforts. Dow takes global climate change very seriously and is not waiting for the resolution of the debate. Dow is committed to reducing its GHG intensity (pounds of GHG per pound of product), developing climate-friendly products and processes and, over the longer term, implementing technology solutions to achieve even greater climate change improvements. Since 1994, Dow has reduced GHG direct emission intensity by over 47 percent and has achieved a 22 percent improvement in energy intensity (the amount of energy required to produce one pound of product). In doing so, it has avoided consuming more than 900 trillion Btus, a savings that when converted to electricity would be more than sufficient to supply the electricity consumed by residential users in the State of California for one year. This trend could reverse, however, depending on business growth, capacity utilization and the pace of new technology development.

       Dow also contributes to the climate change solution by producing products that help others reduce GHG emissions, such as lightweight plastics for automobiles and insulation for energy efficient homes and appliances. Dow has demonstrated its commitment to technological innovation and conservation though its exploration of renewable energy sources. In February 2004, Dow and General Motors announced the start-up of a joint project to prove the viability of hydrogen fuel cells for large industrial power systems, using hydrogen from the Company's production processes at its Freeport, Texas, facility. This project is still underway.

       Dow has established several new teams to manage the challenges and opportunities associated with this priority issue. The new teams will lead the development of a cohesive global climate change strategy and develop new GHG emission reduction projects. Gains made toward Dow's Energy Efficiency goal will directly impact progress in meeting its Climate Change goal. Dow is studying the lifecycle impact of its products on climate change and additional global projects that could "offset" our overall GHG emissions through carbon dioxide reduction.

       A new Climate Change & Energy Policy Strategy Board has also been chartered to ensure that Dow's efforts are on target to address the long-term challenge of global warming and contribute to the world's solution to this critical issue.

Environmental Remediation

Dow accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Dow had an accrued liability of $316 million at December 31, 2006, related to the remediation of current or former Dow-owned sites. The liability related to remediation at December 31, 2005 was $298 million.

       In addition to current and former Dow-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), Dow is liable for remediation of other hazardous waste sites where Dow allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Dow readily cooperates in the remediation of these sites where the Company's liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, Dow has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company's remaining liability for the remediation of Superfund sites at December 31, 2006 was $31 million ($41 million at December 31, 2005). The Company has not recorded any third-party recovery related to these sites as a receivable.

       Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites (1)		Superfund Sites (2)
	2006	2005	2006	2005

Number of sites at January 1	245	240	72	61
Sites added during year	8	9	8	16
Sites closed during year	(2)	(4)	(16)	(5)

Number of sites at December 31	251	245	64	72

(1) Dow-owned sites are sites currently or formerly owned by Dow, where remediation obligations are imposed (in the United States) by the Resource Conservation Recovery Act or analogous state law. 153 of these sites were formerly owned by Dowell Schlumberger, Inc., a group of companies in which the Company previously owned a 50 percent interest. Dow sold its interest in Dowell Schlumberger in 1992.
(2) Superfund sites are sites, including sites not owned by Dow, where remediation obligations are imposed by Superfund Law.

       The Company's manufacturing sites in Freeport, Texas, and Midland, Michigan, are the sites for which the Company has the largest environmental remediation accruals. From the start of operations at the Freeport site in the 1940s until the mid-1970s, manufacturing wastes were typically placed in on-site pits and landfills. The resulting soil and groundwater contamination is being assessed and remediated under the provisions of the Resource Conservation Recovery Act ("RCRA"), in concert with the state of Texas. At December 31, 2006, the Company had an accrual of $47 million ($77 million at December 31, 2005) related to environmental remediation at the Freeport manufacturing site. In 2006, $8 million ($9 million in 2005) was spent on environmental remediation at the Freeport site.

       Similar to the Freeport site, in the early days of operations at the Midland site, manufacturing wastes were usually disposed of on-site, resulting in soil and groundwater contamination, which has been contained and managed on-site under a series of RCRA permits and regulatory agreements. The most recent Hazardous Waste Operating License for the Midland site, issued in 2003, also included provisions for the Company to conduct an investigation to determine the nature and extent of off-site contamination from historic Midland site operations. The scope of the investigation includes Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay and requires the Company to conduct interim response actions. See Note J to the Consolidated Financial Statements for additional information. At December 31, 2006, the Company had an accrual of $41 million ($40 million at December 31, 2005) for environmental remediation and investigation associated with the Midland site. In 2006, the Company spent $20 million ($25 million in 2005) on environmental remediation at the Midland site.

       In total, the Company's accrued liability for probable environmental remediation and restoration costs was $347 million at December 31, 2006, compared with $339 million at the end of 2005. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of the Company's management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Company's consolidated financial statements.

       The amounts charged to income on a pretax basis related to environmental remediation totaled $125 million in 2006, $79 million in 2005 and $85 million in 2004. Capital expenditures for environmental protection were $193 million in 2006, $150 million in 2005 and $116 million in 2004.

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

       The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2006	2005	2004

Claims unresolved at January 1	146,325	203,416	193,891
Claims filed	16,386	34,394	58,240
Claims settled, dismissed or otherwise resolved	(50,824)	(91,485)	(48,715)

Claims unresolved at December 31	111,887	146,325	203,416
Claimants with claims against both UCC and Amchem	38,529	48,647	73,587

Individual claimants at December 31	73,358	97,678	129,829

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

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation ("ARPC") in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, Union Carbide has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate.

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

       In November 2005, Union Carbide requested ARPC to review Union Carbide's 2005 asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required. At December 31, 2006, Union Carbide's asbestos-related liability for pending and future claims was $1.5 billion.

       In November 2006, Union Carbide requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against Union Carbide and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2005 study, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

       Based on ARPC's December 2006 study and Union Carbide's own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which will now cover the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and is shown as "Asbestos-related credit" in the consolidated statements of income.

       At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs				Aggregate Costs
				to Date as of
In millions	2006	2005	2004	Dec. 31, 2006

Defense costs	$62	$75	$86	$481
Resolution costs	$117	$139	$300	$1,182

       The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

       Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $45 million in 2006, $75 million in 2005 and $82 million in 2004, and was reflected in "Cost of sales."

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

Asbestos-Related Matters of Union Carbide Corporation – Continued

       In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2006, Union Carbide reached settlements with several of the carriers involved in this litigation.

       Union Carbide's receivable for insurance recoveries related to its asbestos liability was $495 million at December 31, 2006 and $535 million at December 31, 2005. At December 31, 2006, all of the receivable for insurance recoveries ($398 million at December 31, 2005) was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

       In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2006	2005

Receivables for defense costs	$34	$73
Receivables for resolution costs	266	327

Total	$300	$400

       After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

       The global nature of Dow's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps, and nonderivative instruments in foreign currencies. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies – mainly the Euro; and economic exposure derived from the risk that currency fluctuations could affect the U.S. dollar value of future cash flows. The majority of the foreign exchange exposure is related to European currencies and the Japanese yen.

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

       Dow uses value at risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Company estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation movement in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Company. The VAR methodology used by Dow is based primarily on a variance/covariance statistical model. The year-end VAR and average daily VAR for the aggregate of non-trading and trading positions for 2006 and 2005 are shown below:

Total Daily VAR at December 31*	2006		2005
In millions	Year-end	Average	Year-end	Average

Foreign exchange	$3	$4	$3	$6
Interest rate	$34	$43	$55	$65
Equity exposures, net of hedges	$9	$3	$2	$2
Commodities	$14	$19	$23	$21

* Using a 95 percent confidence level

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

       Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance that a misstatement of our financial statements would be prevented or detected. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

       Management assessed the effectiveness of the Company's internal control over financial reporting and concluded that, as of December 31, 2006, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.

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

/s/ ANDREW N. LIVERIS Andrew N. Liveris President, Chief Executive Officer and Chairman of the Board	/s/ GEOFFERY E. MERSZEI Geoffery E. Merszei Executive Vice President and Chief Financial Officer
/s/ WILLIAM H. WEIDEMAN William H. Weideman Vice President and Controller

February 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

       As discussed in Notes A and L to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for defined benefit pension and other postretirement plans to conform to Statement of Financial Accounting Standards No. 158.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan February 14, 2007

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31	2006	2005	2004

Net Sales	$49,124	$46,307	$40,161

Cost of sales	41,526	38,276	34,244
Research and development expenses	1,164	1,073	1,022
Selling, general and administrative expenses	1,663	1,545	1,436
Amortization of intangibles	50	55	81
Restructuring charges	591	114	543
Gain on asset divestitures related to formation of nonconsolidated affiliates	–	–	563
Asbestos-related credit	177	–	–
Equity in earnings of nonconsolidated affiliates	959	964	923
Sundry income – net	137	755	136
Interest income	185	138	86
Interest expense and amortization of debt discount	616	702	747

Income before Income Taxes and Minority Interests	4,972	6,399	3,796

Provision for income taxes	1,155	1,782	877
Minority interests' share in income	93	82	122

Income before Cumulative Effect of Change in Accounting Principle	3,724	4,535	2,797

Cumulative effect of change in accounting principle	–	(20)	–

Net Income Available for Common Stockholders	$3,724	$4,515	$2,797

Share Data
Earnings before cumulative effect of change in accounting principle per common share – basic	$3.87	$4.71	$2.98
Earnings per common share – basic	$3.87	$4.69	$2.98
Earnings before cumulative effect of change in accounting principle per common share – diluted	$3.82	$4.64	$2.93
Earnings per common share – diluted	$3.82	$4.62	$2.93
Common stock dividends declared per share of common stock	$1.50	$1.34	$1.34
Weighted-average common shares outstanding – basic	962.3	963.2	940.1
Weighted-average common shares outstanding – diluted	974.4	976.8	953.8

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At December 31	2006	2005

Assets

Current Assets
Cash and cash equivalents	$2,757	$3,806
Marketable securities and interest-bearing deposits	153	32
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables – 2006: $122; 2005: $169)	4,988	5,124
Other	3,060	2,802
Inventories	6,058	5,319
Deferred income tax assets – current	193	321

Total current assets	17,209	17,404

Investments
Investment in nonconsolidated affiliates	2,735	2,285
Other investments	2,143	2,156
Noncurrent receivables	288	274

Total investments	5,166	4,715

Property
Property	44,381	41,934
Less accumulated depreciation	30,659	28,397

Net property	13,722	13,537

Other Assets
Goodwill	3,242	3,140
Other intangible assets (net of accumulated amortization – 2006: $620; 2005: $552)	457	443
Deferred income tax assets – noncurrent	4,006	3,658
Asbestos-related insurance receivables – noncurrent	725	818
Deferred charges and other assets	1,054	2,219

Total other assets	9,484	10,278

Total Assets	$45,581	$45,934

Liabilities and Stockholders' Equity

Current Liabilities
Notes payable	$219	$241
Long-term debt due within one year	1,291	1,279
Accounts payable:
Trade	3,825	3,931
Other	1,849	1,829
Income taxes payable	569	493
Deferred income tax liabilities – current	251	201
Dividends payable	382	347
Accrued and other current liabilities	2,215	2,342

Total current liabilities	10,601	10,663

Long-Term Debt	8,036	9,186

Other Noncurrent Liabilities
Deferred income tax liabilities – noncurrent	999	1,395
Pension and other postretirement benefits – noncurrent	3,094	3,308
Asbestos-related liabilities – noncurrent	1,079	1,384
Other noncurrent obligations	3,342	3,338

Total other noncurrent liabilities	8,514	9,425

Minority Interest in Subsidiaries	365	336

Preferred Securities of Subsidiaries	1,000	1,000

Stockholders' Equity
Common stock (authorized 1,500,000,000 shares of $2.50 par value each; issued 981,377,562 shares)	2,453	2,453
Additional paid-in capital	830	661
Unearned ESOP shares	–	(1)
Retained earnings	16,987	14,719
Accumulated other comprehensive loss	(2,235)	(1,949)
Treasury stock at cost (2006: 23,326,570 shares; 2005: 14,221,354 shares)	(970)	(559)

Net stockholders' equity	17,065	15,324

Total Liabilities and Stockholders' Equity	$45,581	$45,934

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2006	2005	2004

Operating Activities
Net Income Available for Common Stockholders	$3,724	$4,515	$2,797
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	–	20	–
Depreciation and amortization	2,074	2,079	2,088
Provision for deferred income tax	104	740	255
Earnings of nonconsolidated affiliates in excess of dividends received	(343)	(469)	(553)
Minority interests' share in income	93	82	122
Pension contributions	(575)	(1,031)	(399)
Net gain on sales of ownership interests in nonconsolidated affiliates	–	(732)	(29)
Net gain on sales of investments	(19)	(33)	(34)
Net gain on sales of property, businesses and consolidated companies	(130)	(56)	(100)
Other net (gain) loss	(12)	(29)	69
Gain on asset divestitures related to formation of nonconsolidated affiliates	–	–	(563)
Restructuring charges	586	41	341
Asbestos-related credit	(177)	–	–
Tax benefit – nonqualified stock option exercises	–	85	100
Excess tax benefits from share-based payment arrangements	(11)	–	–
Changes in assets and liabilities:
Accounts and notes receivable	242	(469)	(1,316)
Inventories	(758)	(240)	(931)
Accounts payable	(129)	106	1,252
Other assets and liabilities	(515)	(135)	(429)

Cash provided by operating activities	4,154	4,474	2,670

Investing Activities
Capital expenditures	(1,775)	(1,597)	(1,333)
Proceeds from sales of property, businesses and consolidated companies	296	105	163
Acquisitions of businesses	–	–	(149)
Purchase of previously leased assets	(208)	(263)	–
Investments in consolidated companies	(111)	(109)	(6)
Investments in nonconsolidated affiliates	(103)	(208)	(129)
Distributions from nonconsolidated affiliates	6	41	60
Proceeds from sales of ownership interests in nonconsolidated affiliates	10	956	62
Proceeds from asset divestitures related to formation of nonconsolidated affiliates	–	–	845
Purchases of investments	(1,405)	(1,400)	(1,827)
Proceeds from sales and maturities of investments	1,383	1,379	1,661

Cash used in investing activities	(1,907)	(1,096)	(653)

Financing Activities
Changes in short-term notes payable	23	74	(152)
Payments on long-term debt	(1,359)	(1,559)	(1,285)
Proceeds from issuance of long-term debt	–	4	658
Purchases of treasury stock	(739)	(68)	(15)
Proceeds from sales of common stock	223	398	706
Excess tax benefits from share-based payment arrangements	11	–	–
Distributions to minority interests	(57)	(70)	(57)
Dividends paid to stockholders	(1,404)	(1,287)	(1,252)

Cash used in financing activities	(3,302)	(2,508)	(1,397)

Effect of Exchange Rate Changes on Cash	6	(172)	96

Summary
Increase (Decrease) in cash and cash equivalents	(1,049)	698	716
Cash and cash equivalents at beginning of year	3,806	3,108	2,392

Cash and cash equivalents at end of year	$2,757	$3,806	$3,108

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In millions) For the years ended December 31	2006	2005	2004

Common Stock
Balance at beginning and end of year	$2,453	$2,453	$2,453

Additional Paid-in Capital
Balance at beginning of year	661	274	8
Stock-based compensation	169	387	266

Balance at end of year	830	661	274

Unearned ESOP Shares
Balance at beginning of year	(1)	(12)	(30)
Shares allocated to ESOP participants	1	11	18

Balance at end of year	–	(1)	(12)

Retained Earnings
Balance at beginning of year	14,719	11,527	9,994
Net income	3,724	4,515	2,797
Dividends declared on common stock	(1,438)	(1,292)	(1,264)
Accrued dividends on deferred stock	(18)	(31)	–

Balance at end of year	16,987	14,719	11,527

Accumulated Other Comprehensive Loss
Unrealized Gains on Investments at beginning of year	11	41	43
Unrealized gains (losses)	31	(30)	(2)

Balance at end of year	42	11	41

Cumulative Translation Adjustments at beginning of year	(663)	301	(199)
Translation adjustments	651	(964)	500

Balance at end of year	(12)	(663)	301

Minimum Pension Liability at beginning of year	(1,312)	(1,357)	(1,315)
Adjustments	1,147	45	(42)

Balance at end of year, 2006 prior to adoption of SFAS No. 158	(165)	(1,312)	(1,357)

Reversal of Minimum Pension Liability under SFAS No. 158	165	–	–
Recognition of prior service cost and net loss under SFAS No. 158	(2,192)	–	–

Pension and Other Postretirement Benefit Plans at end of year	(2,192)	–	–

Accumulated Derivative Gain (Loss) at beginning of year	15	38	(20)
Net hedging results	(127)	227	107
Reclassification to earnings	39	(250)	(49)

Balance at end of year	(73)	15	38

Total accumulated other comprehensive loss	(2,235)	(1,949)	(977)

Treasury Stock
Balance at beginning of year	(559)	(995)	(1,759)
Purchases	(746)	(68)	(15)
Issuance to employees and employee plans	335	504	779

Balance at end of year	(970)	(559)	(995)

Net Stockholders' Equity	$17,065	$15,324	$12,270

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2006	2005	2004

Net Income Available for Common Stockholders	$3,724	$4,515	$2,797

Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2006, 2005, 2004)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period (net of tax of $30, $(7), $20)	61	(21)	24
Less: Reclassification adjustments for net amounts included in net income (net of tax of $(16), $(6), $(16))	(30)	(9)	(26)
Cumulative translation adjustments (net of tax of $(39), $(29), $101)	651	(964)	500
Minimum pension liability adjustments (net of tax of $657, $26, $(25))	1,147	45	(42)
Net gains (losses) on cash flow hedging derivative instruments (net of tax of $(39), $8, $9)	(88)	(23)	58

Total other comprehensive income (loss)	1,741	(972)	514

Comprehensive Income	$5,465	$3,543	$3,311

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries ("Dow" or the "Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies, joint ventures and partnerships) are accounted for on the equity basis.

       Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 2006.

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

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE A – Summary of Significant Accounting Policies and Recent Accounting Pronouncements – Continued

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets as "Other noncurrent obligations" at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as "Accounts and notes receivable – Other."

       Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and reasonably estimable.

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

Inventories

Inventories are stated at the lower of cost or market. On January 1, 2006, the Company began using normal capacity of production facilities (as defined by SFAS No. 151, "Inventory Costs – an amendment of ARB No. 43, Chapter 4") to calculate per unit costs of inventories. Prior to 2006, the Company used nameplate capacity. By subsidiary, the method of determining cost varies among last-in, first-out ("LIFO"); first-in, first-out ("FIFO"); and average cost, and is used consistently from year to year.

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

Revenue

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." Approximately 98 percent of the Company's sales are related to sales of product. The remaining 2 percent is related to the Company's service offerings, insurance operations, and licensing of patents and technology. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of the Company's products are sold FOB (free on board) shipping point or, with respect to countries other than the United States, an equivalent basis. Title to the product passes when the product is delivered to the freight carrier. Dow's standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as "Cost of sales."

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

Severance Costs

The Company routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under Dow's ongoing benefit arrangements. These severance costs are accrued (under SFAS No. 112, "Employers' Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43") once management commits to a plan of termination including the number of employees to be terminated, their job classification or functions, their location(s) and the expected completion date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted revised SFAS No. 123 ("SFAS No. 123R"), "Share-Based Payment." The fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 123R were materially consistent under the Company's equity plans; therefore, adoption of this standard had an immaterial impact on the Company's consolidated financial statements.

       In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." The FSP, which became effective in November 2005, required an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method described in the FSP. An entity that adopted SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in the FSP, and may take up to one year from the latter of its initial adoption of SFAS No. 123R or the effective date of the FSP to evaluate the available transition alternatives and make its one-time election. The Company adopted the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation under SFAS No. 123R.

       See Note N for disclosures related to stock-based compensation.

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

       Dow has 150 manufacturing sites in 37 countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Company's larger sites. Asset retirement obligations are recorded in the period in which they are incurred and reasonably estimable, including those obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets, and are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. Dow has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; no assets are retired from service until this process has been followed. Dow typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates may then be determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded.

       Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating "normally." Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes under the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Dow is unable to reasonably forecast a time frame to use for present value calculations. As such, Dow has not recognized obligations for individual plants/buildings at its 150 manufacturing sites where estimates of potential settlement dates cannot be reasonably made. In addition, the Company has not recognized conditional asset retirement obligations for the capping of its approximately 50 underground storage wells at Dow-owned sites when there are no plans or expectations of plans to exit the sites. Dow routinely reviews all changes to the list of items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

       Adoption of FIN No. 47 on December 31, 2005 resulted in the recognition of an asset retirement obligation of $34 million and a charge of $20 million (net of tax of $12 million), which was included in "Cumulative effect of change in accounting principle" in the fourth quarter of 2005. The discount rate used to calculate the Company's asset retirement obligations was 4.6 percent.

       In accordance with FIN No. 47, the Company has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada and Europe. At December 31, 2006, the aggregate carrying amount of conditional asset retirement obligations recognized by the Company was $49 million ($34 million at December 31, 2005). The discount rate used to calculate the Company's asset retirement obligations was 4.6 percent. These obligations are included in the consolidated balance sheets as "Other noncurrent obligations."

       If the conditional asset retirement obligation measurement and recognition provisions of FIN No. 47 had been in effect on January 1, 2005, the aggregate carrying amount of those obligations on that date would have been $32 million. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of FIN No. 47 had been in effect during 2004 and 2005, the impact on "Income before Cumulative Effect of Change in Accounting Principle" and "Net Income Available for Common Stockholders" each year would have been immaterial. Further, the impact on earnings per common share (both basic and diluted) would have been less than $0.01.

       See Note J for the Company's disclosures related to asset retirement obligations.

Other Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs – an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Because the Company previously used nameplate capacity to calculate product costs, the adoption of SFAS No. 151 on January 1, 2006 had an immaterial favorable impact on the Company's consolidated financial statements in the first quarter of 2006.

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

       In April 2006, the FASB issued FSP No. FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)." The guidance in this FSP was applicable prospectively to all entities (including newly created entities) and when a reconsideration event has occurred pursuant to paragraph 7 of FIN No. 46(R), beginning the first day of the first reporting period beginning after June 15, 2006. Beginning July 1, 2006, the Company will apply the guidance of this FSP when circumstances require the application of FIN No. 46(R).

       In September 2006, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is December 31, 2006 for the Company. SAB No. 108 did not have an impact on the Company's consolidated financial statements.

       In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement, which is effective December 31, 2006 for the Company, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS No. 158 also establishes the measurement date of plan assets and obligations as the date of the employer's fiscal year end, and provides for additional annual disclosures. Dow currently uses a December 31 measurement date for all of its plans, consistent with its fiscal year end. See Note L for the impact of adopting this Statement.

SAB No. 74 Disclosures for Accounting Standards Issued But Not Yet Adopted

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Pending further guidance from the FASB, the Company expects to increase liabilities and reduce retained earnings $200-$400 million due to the adoption of this interpretation in the first quarter of 2007.

       In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

NOTE B – RESTRUCTURING

2006 Restructuring

On August 29, 2006, the Company's Board of Directors approved a plan to shut down a number of assets around the world as the Company continues its drive to improve the competitiveness of its global operations. As a consequence of these shutdowns, which are scheduled to be completed by the end of 2008, and other optimization activities, the Company recorded pretax restructuring charges totaling $579 million in the third quarter of 2006. The charges consisted of asset write-downs and write-offs of $327 million, costs associated with exit or disposal activities of $171 million and severance costs of $81 million. In the fourth quarter of 2006, the Company recorded a net $12 million adjustment to the third quarter restructuring charges, which included an $8 million reduction of the severance costs due to the redeployment of approximately 130 employees in Europe and Brazil; a loss of $19 million on the sale of a facility that was sold rather than shut down; and costs of $1 million related to the dissolution of a joint venture in China. The impact of the charges is shown as "Restructuring charges" in the consolidated statements of income and was reflected in the Company's segment results as follows:

2006 Restructuring Charges by Operating Segment In millions	Impairment of Long-Lived Assets and Other Intangible Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total

Performance Plastics	$174	$68	–	$242
Performance Chemicals	10	2	–	12
Basic Plastics	15	1	–	16
Basic Chemicals	129	55	–	184
Unallocated and Other	18	46	$73	137

Total	$346	$172	$73	$591

Details regarding the components of the restructuring charges are included below:

Impairment of Long-Lived Assets and Other Intangible Assets

The restructuring charges related to the write-down or write-off of assets in 2006 totaled $346 million and included the impact of plant closures of $269 million. The most significant plant closures affect Dow's facilities in Porto Marghera, Italy, and Fort Saskatchewan, Alberta, and Sarnia, Ontario, Canada. Details regarding these shutdowns are as follows:

  •
  In Porto Marghera, Italy, the Company's toluene diisocyanate ("TDI") plant was shut down for planned maintenance in early August 2006. Business fundamentals in the TDI business were weak due to excess global capacity. As a result, the Company decided to permanently close the facility at the end of August, resulting in a $115 million write-down of the net book value of the related buildings, machinery and equipment against the Performance Plastics segment in the third quarter of 2006.

  •
  Substantial capital costs would be required to address efficiency issues at the Company's chlor-alkali and direct chlorination ethylene dichloride plants in Fort Saskatchewan, Alberta, Canada. Based on an analysis of the discounted future cash flows, management determined that an investment in these facilities could not be justified. As a result, the Company shut down the facilities at the end of October 2006, resulting in a $74 million write-down of the net book value of the related buildings, machinery and equipment against the Basic Chemicals segment in the third quarter of 2006.
  •
  Assessments by the businesses located in Sarnia, Ontario, Canada, were triggered by the suspension of ethylene shipments through the Cochin Pipeline, a subsidiary of BP Canada Energy Resources Company, due to safety concerns. The assessments highlighted a variety of issues related to the effectiveness, efficiency and long-term sustainability of the Sarnia-based assets. Based on these assessments, the Company decided to cease all production activity at the Sarnia site by the end of 2008 as follows:
  •
  The low density polyethylene plant was shut down in the third quarter of 2006.
  •
  The polystyrene plant ceased production in December 2006.
  •
  Latex production from the UCAR Emulsion Systems facility and the polyols plant will shut down by year-end 2008.

    The closure of manufacturing plants in 2006 resulted in a $24 million write-down of the net book value of the machinery and equipment in the third quarter of 2006 (with $11 million reflected in Performance Plastics, $10 million in Basic Plastics, and $3 million in Unallocated and Other).

       In addition to the larger shutdowns described above, the restructuring charges for plant closures included $56 million related to the shutdown of several small production facilities, a terminal, and a research and development facility.

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

Costs Associated with Exit or Disposal Activities

The restructuring charges for costs associated with exit or disposal activities totaled $172 million in 2006 and included contract termination fees of $65 million, environmental remediation of $60 million, pension curtailment costs and termination benefits of $33 million, and asbestos abatement of $14 million.

       Contract termination fees of $65 million represent the Company's best estimate of the fair value to negotiate the settlement of the early cancellation of several supply agreements principally related to the shutdown of manufacturing assets primarily within the Performance Plastics segment.

       The restructuring charges for environmental remediation of $60 million and asbestos abatement of $14 million principally related to the shutdown of the Company's facilities in Canada. The charges were therefore reflected in various operating segments.

       According to the restructuring plan for Canada, the chlor-alkali and direct chlorination ethylene dichloride plants in Fort Saskatchewan were shut down at the end of October 2006; the Sarnia site will cease all production by the end of 2008. As such, for purposes of calculating the Company's obligation associated with Dow's defined benefit plans in Canada, the expected years of future service of active employees has been significantly reduced. In addition, the Company is obligated to provide certain termination benefits. As a result, the restructuring charge included pension curtailment costs and termination benefits of $33 million in 2006. These costs were reflected in Unallocated and Other.

Severance Costs

As a result of the Company's plans to shutdown assets around the world, and conduct other optimization activities principally in Europe, the restructuring charges recorded in the third quarter of 2006 included severance of $81 million for the separation of approximately 940 employees, under the terms of Dow's ongoing benefit arrangements, primarily over the next two years. These costs were charged against Unallocated and Other. In the fourth quarter of 2006, the severance accrual was reduced by $8 million due to the redeployment of approximately 130 employees. At December 31, 2006, severance of $4 million had been paid to 115 employees and a liability of $69 million remained for approximately 695 employees.

       The following table summarizes the activities related to the Company's restructuring reserve:

2006 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Intangible Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total

Restructuring charges incurred in third quarter of 2006	$327	$171	$81	$579
Adjustments to reserve	19	1	(8)	12
Cash payments	–	(1)	(4)	(5)
Charges against reserve	(346)	–	–	(346)

Reserve balance at December 31, 2006	–	$171	$69	$240

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

2005 Restructuring

In the fourth quarter of 2005, the Company recorded pretax charges totaling $114 million related to restructuring activities, as the Company continued to focus on financial discipline and made additional decisions regarding noncompetitive and underperforming assets, as well as decisions regarding the consolidation of manufacturing capabilities. The charges included costs of $67 million related to the closure of approximately 20 small plants around the world, losses of $12 million on asset sales, the write-off of an intangible asset of $10 million and employee-related expenses of $25 million (paid to 197 employees in the fourth quarter of 2005). The total of these charges is shown as "Restructuring charges" in the consolidated statements of income. The charges were recorded against the Company's operating segments as follows: $28 million against Performance Plastics, $14 million against Performance Chemicals, $9 million against Agricultural Sciences, $12 million against Basic Plastics and $3 million against Basic Chemicals. Charges to Unallocated and Other amounted to $48 million.

2004 Restructuring

In the second quarter of 2004, the Company recorded pretax charges of $543 million related to restructuring activities. The charges included asset impairments of $99 million related to the future sale or shutdown of facilities; the recognition of a liability of $148 million associated with a loan guarantee for Cargill Dow LLC ("Cargill Dow"); and employee-related restructuring charges of $296 million. The impact of the transactions is shown as "Restructuring charges" in the consolidated statements of income. Additional information regarding these activities is included below.

Impairment of Long-Lived Assets and Other Intangible Assets

In the second quarter of 2004, the Company recorded asset impairments totaling $99 million related to the future sale or shutdown of facilities as follows:

  •
  In the fourth quarter of 2003, Biopharmaceutical Contract Manufacturing Services ("BCMS"), located in Smithfield, Rhode Island, lost its contract manufacturing relationship with its largest customer. After a review of the business and site was completed in the second quarter of 2004, the Company decided to seek bids to sell BCMS. Based on indications of interest from potential buyers, the assets were written down to their fair value in the second quarter, with a $60 million charge against the Performance Chemicals segment. In the third quarter of 2004, the business was sold.
  •
  In the second quarter of 2004, the Company recorded asset impairments totaling $39 million for the second quarter shutdown of a latex manufacturing facility ($8 million), the pending sale of a marine terminal ($10 million) and the results of a cash flow analysis of the Company's DAXAD™ dispersant and glycine businesses ($21 million). The impairments resulted in charges against the Performance Chemicals segment of $29 million and Unallocated and Other of $10 million. The sale of the marine terminal was completed in the third quarter of 2004. The Company completed the sale of the DAXAD™ dispersant and glycine businesses in the fourth quarter of 2005. See Note G regarding a goodwill write-off associated with the DAXAD™ dispersant and glycine businesses.

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

Employee-Related Restructuring Charges

In the second quarter of 2004, the Company recorded employee-related restructuring charges totaling $296 million. The charges resulted from decisions made by management in the second quarter relative to employment levels as the Company restructured its business organization and finalized plans for additional plant shutdowns and divestitures. The charges included severance of $225 million for a workforce reduction of 2,455 people, most of whom ended their employment with Dow by the end of the third quarter of 2004, and curtailment costs of $71 million associated with Dow's defined benefit plans (see Note L). The charges were included in the results of Unallocated and Other.

       In 2005, the severance accrual was reduced by $12 million (reflected in "Cost of sales") due to the redeployment of approximately 120 employees. Severance of $213 million related to this restructuring program was paid to 2,454 former employees, bringing the 2004 employee-related restructuring program to a close.

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

       The joint ventures combined Dow's strong existing asset base, technology position and market presence with PIC's commitment to increasing its investment in downstream petrochemical markets. The formation of the joint ventures was an important step in Dow's strategy of pursuing cost advantaged feedstock positions to supply growing markets, and in reducing Dow's capital intensity. MEGlobal and Equipolymers strengthen the integration of these ethylene derivative businesses by strategically shifting future growth to cost-advantaged locations.

       To form MEGlobal, Dow sold a 50 percent interest in its Canadian EG manufacturing assets (included in the Basic Chemicals segment) to PIC for $635 million. Dow and PIC each contributed their respective interests in the Canadian EG manufacturing assets to form the joint venture. The carrying amount of the assets sold included: manufacturing facilities of $24 million, an investment in a nonconsolidated affiliate of $12 million and inventories of $11 million. MEGlobal produces EG using ethylene purchased from Dow pursuant to a market-based agreement. Proceeds from the sale included a pre-payment of the ethylene supply agreement of $121 million, which is being recognized over the life of the contract based on units of production. MEGlobal also markets excess EG produced in Dow's plants in the United States and Europe and EG produced by affiliates of Dow and PIC. EG is used as a raw material in the manufacture of polyester fibers, PET, antifreeze formulations and other industrial products.

       To form Equipolymers, Dow sold a 50 percent interest in its PET/PTA business (included in the Basic Plastics segment), which included manufacturing assets in Germany and Italy, to PIC for $210 million. Dow and PIC each contributed their respective interests in the PET/PTA business to form the joint venture. The carrying amount of the assets sold included: manufacturing facilities of $39 million, receivables of $24 million, goodwill of $22 million, inventories of $21 million, payables of $16 million and other liabilities of $4 million. PTA is a key raw material for the production of PET. PET is a high quality plastic used in the packaging industry, particularly for the production of beverage, food and other liquid containers. See Note G regarding the reduction of goodwill related to the formation of Equipolymers.

       The Company recorded a gain on the sale of the Canadian EG assets of $439 million (included in the Basic Chemicals segment) and a gain on the sale of the PET/PTA business of $124 million (included in the Basic Plastics segment) in the second quarter of 2004. The total of these gains is shown as "Gain on asset divestitures related to formation of nonconsolidated affiliates" in the consolidated statements of income.

       On July 1, 2004, Dow began accounting for the joint ventures using the equity method of accounting. Dow's share of the earnings/losses of MEGlobal are reflected in the results for the Basic Chemicals segment; Dow's share of the earnings/losses of Equipolymers are reflected in the results for the Basic Plastics segment.

NOTE D – INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31
In millions	2006	2005

Finished goods	$3,498	$2,941
Work in process	1,319	1,247
Raw materials	672	645
Supplies	569	486

Total inventories	$6,058	$5,319

       The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $1,092 million at December 31, 2006 and $1,149 million at December 31, 2005. Inventories valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 38 percent of the total inventories at December 31, 2006 and 37 percent of total inventories at December 31, 2005.

       A reduction of certain inventories resulted in the liquidation of some of the Company's LIFO inventory layers, increasing pretax income $97 million in 2006, $110 million in 2005 and $154 million in 2004.

NOTE E – PROPERTY

Property at December 31	Estimated
In millions	Useful Lives (Years	)	2006	2005

Land	–		$582	$518
Land and waterway improvements	15-25		1,206	1,147
Buildings	5-55		3,376	3,339
Machinery and equipment	3-20		33,457	31,831
Utility and supply lines	5-20		2,133	2,000
Other property	3-30		1,982	1,757
Construction in progress	–		1,645	1,342

Total property			$44,381	$41,934

In millions	2006	2005	2004

Depreciation expense	$1,904	$1,904	$1,904
Manufacturing maintenance and repair costs	$1,376	$1,289	$1,182
Capitalized interest	$73	$56	$48

NOTE F – NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS

The Company's investments in related companies accounted for by the equity method ("nonconsolidated affiliates") were $2,735 million at December 31, 2006 and $2,285 million at December 31, 2005. At December 31, 2006, the carrying amount of the Company's investments in nonconsolidated affiliates was $65 million more than its share of the investees' net assets, exclusive of Dow Corning Corporation ("Dow Corning"), MEGlobal, Equipolymers and EQUATE Petrochemical Company K.S.C. ("EQUATE"), which are discussed separately below. This difference was $61 million at December 31, 2005. See Note C regarding the formation of MEGlobal and Equipolymers on June 30, 2004.

       On May 15, 1995, Dow Corning, in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note J). As a result, the Company fully reserved its investment in Dow Corning and reserved its 50 percent share of equity earnings from that time through the third quarter of 2000. A difference between the Company's 50 percent share of the underlying equity of Dow Corning and the carrying value of this investment has existed since May 1995. In November 2000, following affirmation of the Bankruptcy Court's order confirming the Joint Plan of Reorganization (the "Joint Plan"), the Company reviewed the value of its investment in Dow Corning, revised its assessment of the recoverability of its investment, and determined that it had adequately provided for the other-than-

temporary decline associated with the bankruptcy. On June 1, 2004, Dow Corning's Joint Plan became effective and Dow Corning emerged from bankruptcy. The Company considers the difference between the carrying value of its investment in Dow Corning and its 50 percent share of Dow Corning's equity to be permanent. The difference was $227 million at December 31, 2006 and $222 million at December 31, 2005.

       At December 31, 2006, the Company's investment in MEGlobal was $281 million less than the Company's proportionate share of MEGlobal's underlying net assets (and $289 million less at December 31, 2005). This amount represents the difference between the value of certain assets of the joint venture and the Company's related valuation on a U.S. GAAP basis, of which $91 million is being amortized over the remaining useful lives of the assets and $190 million represents the Company's share of the joint venture's goodwill.

       At December 31, 2006, the Company's investment in Equipolymers was $49 million less than the Company's proportionate share of Equipolymers' underlying net assets (and $50 million less at December 31, 2005). This amount represents the difference between the value of certain assets of the joint venture and the Company's related valuation on a U.S. GAAP basis, of which $12 million is being amortized over the remaining useful lives of the assets and $37 million represents the Company's share of the joint venture's goodwill.

       At December 31, 2006, the Company's investment in EQUATE was $17 million less than its proportionate share of the underlying net assets (and $34 million less at December 31, 2005). This amount represents the difference between EQUATE's value of certain assets and the Company's related valuation on a U.S. GAAP basis and as such is being amortized over the remaining useful life of those assets.

       In November 2004, Union Carbide Corporation ("Union Carbide") sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer and reducing Union Carbide's ownership interest from 45 percent to 42.5 percent. A pretax gain of $70 million was recorded in the first quarter of 2005 related to the sale of these shares.

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

       Dow's principal nonconsolidated affiliates and the Company's direct or indirect ownership interest for each at December 31, 2006, 2005 and 2004 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2006	2005	2004

Compañía Mega S.A.	28%	28%	28%
Dow Corning Corporation	50%	50%	50%
DuPont Dow Elastomers L.L.C.	–	–	50%
EQUATE Petrochemical Company K.S.C.	42.5%	42.5%	45%
Equipolymers	50%	50%	50%
MEGlobal	50%	50%	50%
The OPTIMAL Group:
OPTIMAL Chemicals (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn Bhd	23.75%	23.75%	23.75%
The Siam Group:
Pacific Plastics (Thailand) Limited	49%	49%	49%
Siam Polyethylene Company Limited	49%	49%	49%
Siam Polystyrene Company Limited	49%	49%	49%
Siam Styrene Monomer Co., Ltd.	49%	49%	49%
Siam Synthetic Latex Company Limited	49%	49%	49%
UOP LLC	–	–	50%

       The Company's investment in these companies was $2,079 million at December 31, 2006 and $1,765 million at December 31, 2005. Equity earnings were $830 million in 2006, $859 million in 2005 and $886 million in 2004 from these companies. All of the nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions		2006	2005

Current assets		$5,701	$5,112
Noncurrent assets		7,555	6,539

Total assets		$13,256	$11,651

Current liabilities		$2,484	$2,462
Noncurrent liabilities		4,858	3,769

Total liabilities		$7,342	$6,231

Summarized Income Statement Information
In millions	2006	2005 (1)	2004 (2)

Sales	$11,738	$12,744	$10,729
Gross profit	$3,024	$3,063	$3,382
Net income	$1,868	$1,927	$1,838

(1) The summarized income statement information for 2005 includes the results for DDE from January 1, 2005 through June 30, 2005, and the results for UOP from January 1, 2005 through November 30, 2005.
(2) The summarized income statement information for 2004 includes the results for MEGlobal and Equipolymers from July 1, 2004 through December 31, 2004.

       Dividends received from the Company's nonconsolidated affiliates were $616 million in 2006, $495 million in 2005 and $370 million in 2004.

       The Company has service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase and lease agreements.

       Excess ethylene glycol produced in Dow's plants in the United States and Europe is sold to MEGlobal and represented 2 percent of total net sales in 2006, 2005 and 2004. The impact of these sales to MEGlobal by operating segment is summarized below:

Impact of Sales to MEGlobal by Operating Segment
Percent of segment sales	2006	2005	2004

Basic Chemicals	15%	15%	12%
Hydrocarbons and Energy	4%	4%	2%

       Overall, transactions with nonconsolidated affiliates and balances due to and due from these entities were not material to the consolidated financial statements.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2006, by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total

Goodwill at December 31, 2005	$913	$750	$1,320	$94	$63	$3,140

Goodwill related to acquisition of Zhejiang Omex Environmental Engineering Co. LTD	–	100	–	–	–	100
Goodwill related to acquisition of additional interest in RUS Polyurethanes Holding B.V.	2	–	–	–	–	2

Goodwill at December 31, 2006	$915	$850	$1,320	$94	$63	$3,242

       On July 11, 2006, FilmTec Corporation, a wholly owned subsidiary of the Company, completed the acquisition of Zhejiang Omex Environmental Engineering Co. LTD. The initial recording of the acquisition resulted in goodwill of $100 million, none of which is expected to be deductible for tax purposes. Final determination of the fair values to be assigned to the assets acquired may result in adjustments to the preliminary values assigned at the date of acquisition.

Goodwill Impairments

During the fourth quarter of 2006, the Company performed impairment tests for goodwill in conjunction with its annual budgeting process. As a result of this review, it was determined that no goodwill impairments existed.

       In the first quarter of 2004, the Company made the decision to discontinue production of HAMPOSYL™ surfactants manufactured by Hampshire Chemical, following a period of time during which the Specialty Chemicals business had experienced a significant decline in sales of these surfactants. The Company's efforts to reach an acceptable agreement to sell this line of business were unsuccessful. As a result of the decision to discontinue production, the Company wrote off goodwill of $13 million (included in "Amortization of intangibles") associated with this line of business in the Performance Chemicals segment. The manufacturing facility was shut down in the third quarter of 2004; demolition was substantially completed in 2005.

       In the second quarter of 2004, the Company wrote off goodwill of $18 million (included in "Restructuring charges") associated with the DAXAD™ dispersant and glycine businesses (Performance Chemicals segment), following the completion of an impairment calculation related to a continued decline in the sales of this line of products manufactured by Hampshire Chemical. See Note B for additional information.

Other Intangible Assets

The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets at December 31	2006			2005
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets with finite lives:
Licenses and intellectual property	$234	$(142)	$92	$264	$(138)	$126
Patents	148	(117)	31	147	(103)	44
Software	452	(269)	183	362	(224)	138
Trademarks	133	(40)	93	136	(37)	99
Other	110	(52)	58	86	(50)	36

Total other intangible assets	$1,077	$(620)	$457	$995	$(552)	$443

       During 2006, the Company acquired software for $76 million. The weighted-average amortization period for the acquired software is five years.

       In 2006, the Company entered into a non-competition agreement with an estimated fair value of $31 million associated with the acquisition of Zhejiang Omex Environmental Engineering Co. LTD (included in "Other" in the above table). The amortization period is the five-year term of the agreement.

       In 2006, the Company wrote off obsolete technology assets (from "Licenses and intellectual property" in the above table) with a net book value of $18 million in conjunction with other restructuring activities (see Note B). The write-off was included in "Restructuring charges" in the consolidated statements of income and reflected in the Performance Plastics segment ($15 million) and Unallocated and Other ($3 million).

       In 2005, following a review of non-strategic and underperforming assets, the Company wrote off the $10 million net book value of other intangible assets received in a 1992 acquisition. The charge was included in "Restructuring charges" in the Unallocated and Other segment.

       The following table provides information regarding amortization expense:

Amortization Expense
In millions	2006	2005	2004

Other intangible assets, excluding software	$50	$55	$68
Software, included in "Cost of sales"	$45	$45	$41

       Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions

2007	$89
2008	$85
2009	$77
2010	$72
2011	$17

NOTE H – FINANCIAL INSTRUMENTS

Investments

The Company's investments in marketable securities are primarily classified as available-for-sale.

Investing Results
In millions	2006	2005	2004

Proceeds from sales of available-for-sale securities	$1,305	$1,180	$1,673
Gross realized gains	$55	$52	$41
Gross realized losses	$(42)	$(19)	$(9)

       The following table summarizes the contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at December 31, 2006
In millions	Amortized Cost	Fair Value

Within one year	$313	$312
One to five years	409	404
Six to ten years	264	273
After ten years	450	448

Total	$1,436	$1,437

Risk Management

The Company's risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times. The Company uses value at risk and stress tests to monitor risk. Credit risk arising from these contracts is not significant because the counterparties to these contracts are primarily major international financial institutions and, to a lesser extent, major chemical and petroleum companies. The Company does not anticipate losses from credit risk. The net cash requirements arising from risk management activities are not expected to be material in 2007. The Company reviews its overall financial strategies and impacts from using derivatives in its risk management program with the Company's Office of the Chief Executive and the Board of Directors' Audit Committee and revises its strategies as market conditions dictate.

       The Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. No significant concentration of credit risk existed at December 31, 2006.

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

Foreign Currency Risk Management

The Company's global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company's assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2006, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts, options and cross-currency swaps had various expiration dates, primarily in the first quarter of 2007.

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At December 31, 2006, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates in 2007 and 2008.

Fair Value of Financial Instruments at December 31
	2006				2005
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

Marketable securities:
Debt securities	$1,436	$16	$(15)	$1,437	$1,349	$12	$(22)	$1,339
Equity securities	645	48	(29)	664	680	28	(26)	682

Total marketable securities	$2,081	$64	$(44)	$2,101	$2,029	$40	$(48)	$2,021

Long-term debt including debt due within one year (1)	$(9,327)	$2	$(380)	$(9,705)	$(10,465)	$7	$(594)	$(11,052)

Derivatives relating to:
Foreign currency	–	$39	$(57)	$(18)	–	$35	$(41)	$(6)
Interest rates	–	$9	$(20)	$(11)	–	$5	$(7)	$(2)
Commodities	–	$29	$(48)	$(19)	–	$129	$(66)	$63

(1) Cost includes fair value adjustments per SFAS No. 133 of $20 million in 2006 and $54 million in 2005.

       Cost approximates fair value for all other financial instruments.

NOTE H – Financial Instruments – Continued

       The following tables provide the fair value and gross unrealized losses of the Company's investments that were deemed to be temporarily impaired at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Temporarily Impaired Securities at December 31, 2006
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$371	$(2)	$149	$(3)	$520	$(5)
Federal agency mortgage-backed securities	28	–	36	(1)	64	(1)
Corporate bonds	83	(2)	152	(5)	235	(7)
Other	10	–	63	(2)	73	(2)

Total debt securities	$492	$(4)	$400	$(11)	$892	$(15)
Equity securities	86	(13)	20	(16)	106	(29)

Total temporarily impaired securities	$578	$(17)	$420	$(27)	$998	$(44)

Temporarily Impaired Securities at December 31, 2005
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$165	$(2)	$48	$(1)	$213	$(3)
Federal agency mortgage-backed securities	282	(5)	117	(3)	399	(8)
Corporate bonds	148	(5)	91	(4)	239	(9)
Other	58	(1)	37	(1)	95	(2)

Total debt securities	$653	$(13)	$293	$(9)	$946	$(22)
Equity securities	255	(22)	2	(1)	257	(23)

Total temporarily impaired securities	$908	$(35)	$295	$(10)	$1,203	$(45)

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

       The aggregate cost of the Company's cost method investments totaled $80 million at December 31, 2006 and $71 million at December 31, 2005. Due to the nature of these investments, the fair market value for impairment testing is not readily determinable. These investments are reviewed for liquidation events. There were no material liquidation events or circumstances at December 31, 2006 that would result in an adjustment to the cost basis of these investments. Of the $71 million cost method investments at December 31, 2005, none were liquidated during 2006.

Accounting for Derivative Instruments and Hedging Activities

At December 31, 2006, the Company had interest rate swaps in a net loss position of $12 million designated as fair value hedges of underlying fixed rate debt obligations. These hedges had various expiration dates in 2007 through 2011. At December 31, 2005, the Company had interest rate swaps in a net loss position of $1 million designated as fair value hedges of underlying fixed rate debt obligations. These hedges had various expiration dates in 2006 through 2011. The mark-to-market effects of both the fair value hedge instruments and the underlying debt obligations were recorded as unrealized gains and losses in interest expense and are directly offsetting to the extent the hedges are effective. The effective portion of the mark-to-market effects of cash flow hedge instruments is recorded in "Accumulated other comprehensive income (loss)" ("AOCI") until the underlying interest payment affects income. The net loss from previously terminated interest rate cash flow hedges included in AOCI at December 31, 2006 was $25 million after tax ($33 million after tax at December 31, 2005). The amount to be reclassified from AOCI to interest expense within the next 12 months is expected to be a net loss of $8 million. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. Interest rate cash flow hedges outstanding at December 31, 2006 were immaterial. During 2006, 2005 and 2004, there was no material impact on the consolidated financial statements due to interest rate hedge ineffectiveness. Net gains recorded in interest expense related to fair value hedge terminations were $16 million in 2006, $20 million in 2005 and $26 million in 2004. Unamortized gains relating to terminated fair value hedges were $32 million at December 31, 2006 and $55 million at December 31, 2005. Net losses related to cash flow hedge terminations recorded in "Cost of sales" were $11 million in 2006, $11 million in 2005 and $13 million in 2004.

       Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until March 2008. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI until the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCI at December 31, 2006 was $36 million after tax ($52 million after tax gain at December 31, 2005). A net after-tax loss of approximately $36 million is expected to be reclassified from AOCI to "Cost of sales" in the consolidated statements of income within the next 12 months. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During 2006, 2005 and 2004, there was no material impact on the consolidated financial statements due to commodity hedge ineffectiveness.

       In addition, the Company utilizes option and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. At December 31, 2006, the Company had derivative assets of $1 million and derivative liabilities of $37 million related to these instruments, with the related mark-to-market effects included in "Cost of sales" in the consolidated statements of income. At December 31, 2005, the Company had derivative assets of $2 million and derivative liabilities of $36 million related to these instruments.

       At December 31, 2006, the Company had foreign currency forward contracts in a net loss position of $2 million ($4 million at December 31, 2005) designated as cash flow hedges of underlying forecasted purchases of feedstocks in Europe. Current open contracts hedge forecasted transactions until March 2007. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI until the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at December 31, 2006 was $1 million after tax ($4 million after tax at December 31, 2005). A net after-tax loss of approximately $1 million is expected to be reclassified from AOCI to "Cost of sales" in the consolidated statements of income within the next 12 months. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During 2006, 2005 and 2004, there was no material impact on the consolidated financial statements due to foreign currency hedge ineffectiveness.

       The results of hedges of the Company's net investment in foreign operations included in the cumulative translation adjustment in AOCI was a net loss of $174 million after tax at December 31, 2006 and a net gain of $66 million after tax at December 31, 2005. During 2006, 2005 and 2004, there was no material impact on the consolidated financial statements due to hedge ineffectiveness.

       Derivative assets, excluding commodity and foreign exchange derivative assets expected to settle in 2007, are included in "Deferred charges and other assets" in the consolidated balance sheets; commodity derivative assets expected to settle in 2007 are included in "Accounts and notes receivable – Other." Foreign exchange derivative liabilities are included in "Accounts payable – Other;" other derivative liabilities are included in "Accrued and other current liabilities." The short-cut method under SFAS No. 133 is being used when the criteria are met. The Company anticipates volatility in AOCI and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. The Company also uses other derivative instruments that are not designated as hedging instruments, primarily to manage foreign currency exposure, the impact of which was not material to the consolidated financial statements.

NOTE I – SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities

"Accrued and other current liabilities" were $2,215 million at December 31, 2006 and $2,342 million at December 31, 2005. Accrued payroll, which is a component of "Accrued and other current liabilities," was $435 million at December 31, 2006 and $533 million at December 31, 2005. No other accrued liabilities were more than 5 percent of total current liabilities.

Sundry Income – Net
In millions	2006	2005	2004

Gain on sales of assets and securities (1)	$156	$806	$129
Foreign exchange gain	21	20	8
Dividend income	6	7	6
Other – net (2)	(46)	(78)	(7)

Total sundry income – net	$137	$755	$136

(1) 2005 included a gain of $637 million on the sale of Union Carbide's indirect 50 percent interest in UOP and a gain of $70 million on the sale of a 2.5 percent interest in EQUATE, a Union Carbide joint venture. 2004 included a gain of $90 million on the sale of the DERAKANE epoxy vinyl ester resin business.
(2) 2006 included the recognition of a loss contingency of $85 million related to a fine imposed by the European Commission associated with synthetic rubber industry matters. See Note J for additional information. 2005 included a cash donation of $100 million to The Dow Chemical Company Foundation.

Other Supplementary Information
In millions	2006	2005	2004

Cash payments for interest	$673	$788	$780
Cash payments for income taxes	$1,390	$848	$553
Provision for doubtful receivables (1)	$(20)	$58	$36

(1) Included in "Selling, general and administrative expenses" in the consolidated statements of income.

Earnings Per Share Calculations
	2006		2005		2004
In millions, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted

Income before cumulative effect of change in accounting principle	$3,724	$3,724	$4,535	$4,535	$2,797	$2,797
Cumulative effect of change in accounting principle	–	–	(20)	(20)	–	–

Net income available for common stockholders	$3,724	$3,724	$4,515	$4,515	$2,797	$2,797

Weighted-average common shares outstanding	962.3	962.3	963.2	963.2	940.1	940.1
Add dilutive effect of stock options and awards	–	12.1	–	13.6	–	13.7

Weighted-average common shares for EPS calculations	962.3	974.4	963.2	976.8	940.1	953.8

Earnings per common share before cumulative effect of change in accounting principle	$3.87	$3.82	$4.71	$4.64	$2.98	$2.93

Earnings per common share	$3.87	$3.82	$4.69	$4.62	$2.98	$2.93

Stock options and deferred stock awards excluded from EPS calculations (1)		17.8		5.1		4.6

(1) Outstanding options to purchase shares of common stock (in all years presented) and deferred stock awards (in 2006 and 2005 only) that were not included in the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

Sales of Accounts Receivable

Since 1997, the Company has routinely sold, without recourse, a participation in pools of qualifying trade accounts receivable. According to the agreements of the various programs, Dow maintains the servicing of these receivables. As receivables in the pools are collected, new receivables are added. The maximum amount of receivables available for sale in the pools was $1,658 million in 2006, $1,593 million in 2005 and $1,681 million in 2004. The average monthly participation in the pools was $135 million in 2006, $349 million in 2005 and $535 million in 2004.

       The net cash flow in any given period represents the discount on sales, which is recorded as interest expense. The average monthly discount was not material in 2006, 2005 and 2004.

NOTE J – COMMITMENTS AND CONTINGENT LIABILITIES

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

       As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company's share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At December 31, 2006, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At December 31, 2006, the Company had accrued obligations of $347 million for environmental remediation and restoration costs, including $31 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2005, the Company had accrued obligations of $339 million for environmental remediation and restoration costs, including $41 million for the remediation of Superfund sites. The increase in accrued environmental obligations from year-end 2005 was primarily related to restructuring activities at the Company's manufacturing facilities in Canada (see Note B).

       The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2006 and 2005:

Accrued Obligations for Environmental Matters
In millions	2006	2005

Balance at January 1	$339	$380
Additional accruals	130	82
Charges against reserve	(124)	(124)
Adjustments to reserve	2	1

Balance at December 31	$347	$339

       The amounts charged to income on a pretax basis related to environmental remediation totaled $125 million in 2006, $79 million in 2005 and $85 million in 2004. Capital expenditures for environmental protection were $193 million in 2006, $150 million in 2005 and $116 million in 2004.

       On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License (the "License") to the Company's Midland, Michigan manufacturing site (the "Midland site"), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. Discussions between the Company and the MDEQ that occurred in 2004 and early 2005 regarding how to proceed with off-site corrective action under the License resulted in the execution of the Framework for an Agreement Between the State of Michigan and The Dow Chemical Company (the "Framework") on January 20, 2005. The Framework committed the Company to take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River, conduct certain studies, and propose a remedial investigation work plan by the end of 2005. The interim remedial actions required by the Framework are currently underway. The Company submitted Remedial Investigation Work Plans for the City of Midland and for the Tittabawassee River on December 29, 2005. By letters dated March 2, 2006 and April 13, 2006, the MDEQ provided two Notices of Deficiency ("Notices") to the Company regarding the Remedial Investigation Work Plans. The Company responded, as required, to some of the items in the Notices on May 1, 2006, and as required responded to the balance of the items and submitted revised Remedial Investigation Work Plans on December 1, 2006. On July 12, 2006, the MDEQ approved the sampling for the first six miles of the Tittabawassee River. On December 1, 2006, the MDEQ approved the Sampling and Analysis Plan in Support of Bioavailability Study for Midland. The MDEQ is requiring the Company to implement a Pilot Corrective Action Plan in specific areas in and along the Tittabawassee River, where elevated levels of dioxins and furans were found during the investigation of the first six miles of the river. Implementation will occur as soon as the MDEQ approves the final plan and schedule. The Framework also contemplates that the Company, the State of Michigan and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. The Company and the governmental parties began to meet in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. At the end of 2006, the Company had an accrual for off-site corrective action of $7 million (included in the total accrued obligation of $347 million at December 31, 2006) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework.

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

       Based on a study completed by Analysis, Research & Planning Corporation ("ARPC") in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, Union Carbide has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate.

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

       In November 2005, Union Carbide requested ARPC to review Union Carbide's 2005 asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required. At December 31, 2005, Union Carbide's asbestos-related liability for pending and future claims was $1.5 billion.

       In November 2006, Union Carbide requested ARPC to review Union Carbide's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against Union Carbide and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2005 study, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

       Based on ARPC's December 2006 study and Union Carbide's own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which will now cover the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and is shown as "Asbestos-related credit" in the consolidated statements of income.

       At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims.

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

       In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2006, Union Carbide reached settlements with several of the carriers involved in this litigation.

       Union Carbide's receivable for insurance recoveries related to its asbestos liability was $495 million at December 31, 2006 and $535 million at December 31, 2005. At December 31, 2006, all of the receivable for insurance recoveries ($398 million at December 31, 2005) was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

       In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2006	2005

Receivables for defense costs	$34	$73
Receivables for resolution costs	266	327

Total	$300	$400

       Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $45 million in 2006, $75 million in 2005 and $82 million in 2004, and was reflected in "Cost of sales."

       After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Synthetic Rubber Industry Matters

In 2003, the U.S., Canadian and European competition authorities initiated separate investigations into alleged anticompetitive behavior by certain participants in the synthetic rubber industry. Certain subsidiaries of the Company (but as to the investigation in Europe only) have responded to requests for documents and are otherwise cooperating in the investigations.

       On June 10, 2005, the Company received a Statement of Objections from the European Commission (the "EC") stating that it believed that the Company and certain subsidiaries of the Company (the "Dow Entities"), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85.1 million) on the Dow Entities. Several other companies were also named and fined. Subsequently, the Company has been named (but not yet served) in various related U.S. civil actions. In the fourth quarter of 2006, the Company recognized a loss contingency of $85 million related to the fine. The Company has appealed the EC's decision.

Polyurethane Subpoena Matter

On February 16, 2006, the Company, among others, received a subpoena from the U.S. Department of Justice as part of an antitrust investigation of polyurethane chemicals, including methylene diphenyl diisocyanate, toluene diisocyanate and polyols. The Company is fully cooperating with the investigation.

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

Summary

Except for the possible effect of Union Carbide's asbestos-related liability described above, it is the opinion of the Company's management that the possibility is remote that the aggregate of all claims and lawsuits, in excess of recorded accruals, will have a material adverse impact on the Company's consolidated financial statements.

Purchase Commitments

The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owners of the manufacturing plants with a specified return on capital. Total purchases under these agreements were $1,356 million in 2006, $1,175 million in 2005 and $1,063 million in 2004. The Company's commitments at December 31, 2006 associated with these agreements are included in the table below.

       The Company also has various commitments for take or pay and throughput agreements. Such commitments are at prices not in excess of current market prices. The terms of all but one of these agreements extend from one to 25 years. One agreement has terms extending to 80 years. The determinable future commitment for this agreement is included for 10 years in the following table which presents the fixed and determinable portion of obligations under the Company's purchase commitments at December 31, 2006:

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2006
In millions

2007	$2,107
2008	1,802
2009	1,579
2010	1,339
2011	889
2012 and beyond	5,281

Total	$12,997

       In addition to the take or pay obligations at December 31, 2006, the Company had outstanding commitments which ranged from one to six years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $459 million. Such commitments were at prices not in excess of current market prices.

Guarantees

The Company provides a variety of guarantees, as described more fully in the following sections.

Guarantees

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company's guarantees relates to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to nine years, and trade financing transactions in Latin America and Asia Pacific, which typically expire within one year of their inception.

Residual Value Guarantees

The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

NOTE J – Commitments and Contingent Liabilities – Continued

The following tables provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at December 31, 2006 In millions	Final Expiration	Maximum Future Payments	Recorded Liability

Guarantees	2014	$340	$20
Residual value guarantees	2015	1,044	6

Total guarantees		$1,384	$26

Guarantees at December 31, 2005 In millions	Final Expiration	Maximum Future Payments	Recorded Liability

Guarantees	2014	$401	$19
Residual value guarantees	2015	1,158	5

Total guarantees		$1,559	$24

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

       The aggregate carrying amount of asset retirement obligations recognized by the Company was $106 million at December 31, 2006 and $92 million at December 31, 2005.

       The following table shows changes in the aggregate carrying amount of the Company's asset retirement obligations:

Asset Retirement Obligations
In millions	2006

Balance at January 1	$92
Additional accruals (1)	22
Liabilities settled	(12)
Accretion expense	2
Revisions in estimated cash flows	–
Other	2

Balance at December 31	$106

(1) Includes $14 million for asbestos abatement related to the shutdown of assets announced in the third quarter of 2006. See Note B for additional information.

       As described in Note A, the Company has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. It is the opinion of the Company's management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on the Company's consolidated financial statements based on current costs.

NOTE K – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at December 31
In millions	2006	2005

Notes payable to banks	$186	$207
Notes payable to related companies	33	34

Total notes payable	$219	$241

Year-end average interest rates	5.28%	3.96%

Long-Term Debt at December 31 In millions	2006 Average Rate	2006	2005 Average Rate	2005

Promissory notes and debentures:
Final maturity 2006	–	–	8.64%	$189
Final maturity 2007	5.04%	$510	5.04%	509
Final maturity 2008	5.75%	494	5.75%	491
Final maturity 2009	6.75%	688	6.75%	693
Final maturity 2010	9.13%	278	9.13%	279
Final maturity 2011	6.13%	806	6.13%	799
Final maturity 2012 and thereafter	7.07%	2,914	7.08%	2,938
Foreign bonds:
Final maturity 2006, Japanese yen	–	–	0.71%	255
Other facilities:
U.S. dollar loans – various rates and maturities	0.34%	1	3.82%	4
Foreign currency loans – various rates and maturities	0.66%	40	1.77%	41
Medium-term notes, varying maturities through 2022	5.92%	748	5.47%	857
Foreign medium-term notes, various rates and maturities	5.38%	1	5.39%	1
Foreign medium-term notes, final maturity 2006, Euro	–	–	5.00%	714
Foreign medium-term notes, final maturity 2007, Euro	5.63%	666	5.63%	611
Foreign medium-term notes, final maturity 2010, Euro	4.37%	524	4.37%	477
Foreign medium-term notes, final maturity 2011, Euro	4.63%	645	4.62%	602
Pollution control/industrial revenue bonds, varying maturities through 2033	5.09%	1,006	4.79%	1,009
Capital lease obligations	–	40	–	40
Unamortized debt discount	–	(34)	–	(44)
Long-term debt due within one year	–	(1,291)	–	(1,279)

Total long-term debt	–	$8,036	–	$9,186

Annual Installments on Long-Term Debt for Next Five Years In millions

2007	$1,291
2008	$596
2009	$778
2010	$1,002
2011	$1,469

At December 31, 2006, the Company had an unused and committed $3 billion 5-year revolving credit facility with various U.S. and foreign banks, with a maturity date of April 2011, in support of its commercial paper borrowings and working capital requirements.

       The Company's outstanding public debt of $9.3 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations not to allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation or sell or convey all or substantially all of the Company's assets. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

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

       At December 31, 2006, the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE L – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. funded plan covering the parent company is the largest plan. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

       The Company's funding policy is to contribute to those plans when pension laws and/or economics either require or encourage funding. In 2006, Dow contributed $575 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plans. Dow expects to contribute $150 million to its pension plans in 2007.

       The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are provided below:

Weighted-Average Assumptions for All Pension Plans	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2006	2005	2006	2005

Discount rate	5.59%	5.39%	5.39%	5.68%
Rate of increase in future compensation levels	4.15%	4.27%	4.27%	4.29%
Expected long-term rate of return on plan assets	–	–	7.96%	8.24%

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2006	2005	2006	2005

Discount rate	5.98%	5.72%	5.72%	5.875%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	–	–	8.75%	8.75%

       The Company determines the expected long-term rate of return on plan assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Board of Directors and the underlying return fundamentals of each asset class. The Company's historical experience with the pension fund asset performance is also considered. The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of Dow's major U.S. plans are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan.

       The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $15.0 billion at December 31, 2006 and $14.8 billion at December 31, 2005.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2006	2005

Projected benefit obligation	$1,493	$8,885
Accumulated benefit obligation	$1,339	$8,447
Fair value of plan assets	$139	$6,559

       Some, but not all, of the Company's pension plans require some level of funding. Plans that require some level of funding were overfunded on an ABO basis (i.e., fair value of plan assets in excess of ABO) by $1,176 million at December 31, 2006 and were underfunded on an ABO basis by $768 million at December 31, 2005.

       In addition to the U.S. funded plan, U.S. employees are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, France, Spain and the United Kingdom. Contributions charged to income for defined contribution plans were $84 million in 2006, $66 million in 2005 and $82 million in 2004.

Other Postretirement Benefits

The Company provides certain health care and life insurance benefits to retired employees. The Company's plans outside of the United States are insignificant; therefore, this discussion relates to the U.S. plans only. The plans provide health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. For employees hired before January 1, 1993, the plans provide benefits supplemental to Medicare when retirees are eligible for these benefits. The Company and the retiree share the cost of these benefits, with the Company portion increasing as the retiree has increased years of credited service, although there is a cap on the Company portion. The Company has the ability to change these benefits at any time.

       The Company funds most of the cost of these health care and life insurance benefits as incurred. In 2006, Dow contributed $26 million to its other postretirement benefit plans. Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2007.

       The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the U.S. plans are provided below:

U.S. Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2006	2005	2006	2005

Discount rate	5.89%	5.60%	5.60%	5.875%
Expected long-term rate of return on plan assets	–	–	8.75%	8.75%
Initial health care cost trend rate	8.79%	9.50%	9.50%	10.16%
Ultimate health care cost trend rate, assumed to be reached in 2011	6.00%	6.00%	6.00%	6.00%

       Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2006 by $24 million and the net periodic postretirement benefit cost for the year by $1 million. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2006 by $22 million and the net periodic postretirement benefit cost for the year by $1 million.

Impact of Remeasurements

Expense remeasurements of the Company's pension and other postretirement benefit plans were completed in the third quarter of 2006 and the third quarter of 2004, due to curtailments as defined in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," related to workforce reductions (see Note B). The remeasurement in the third quarter of 2006 resulted in a $3 million increase in net periodic pension cost for 2006. The remeasurement in the third quarter of 2004 resulted in an $8 million increase in net periodic postretirement benefit cost for 2004 and an $8 million decrease in net periodic pension cost for 2004.

       On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Act also provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Based on regulations issued in the third quarter of 2004, the Company determined that the benefits provided by its retiree medical plans are actuarially equivalent to Medicare Part D under the Act and remeasured its net periodic cost for other postretirement benefit plans for the effect of the Act. The impact of this remeasurement was a reduction of $96 million in the accumulated postretirement benefit obligation as of January 1, 2004, for actuarial purposes only, and a reduction of $7 million in net periodic postretirement benefit cost for 2004.

Adoption of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." As required, the Company adopted this statement effective December 31, 2006. The following table provides a breakdown of the incremental effect of applying this statement on individual line items in the consolidated balance sheet at December 31, 2006:

Incremental Effect of Applying SFAS No. 158 In millions	Before Application of SFAS No. 158	Incremental Effect of Applying SFAS No. 158	After Application of SFAS No. 158

Deferred income tax assets – current	$228	$(35)	$193
Investment in nonconsolidated affiliates	$2,829	(94)	$2,735
Deferred income tax assets – noncurrent	$2,973	1,033	$4,006
Deferred charges and other assets	$3,586	(2,532)	$1,054

Total Assets	$47,209	$(1,628)	$45,581

Accrued and other current liabilities	$2,309	$(94)	$2,215
Pension and other postretirement benefits – noncurrent	$2,601	493	$3,094
Accumulated other comprehensive loss ("AOCI")	$(208)	(2,027)	$(2,235)

Total Liabilities and Stockholders' Equity	$47,209	$(1,628)	$45,581

Net Periodic Benefit Cost (Credit) for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2006	2005	2004	2006	2005	2004

Service cost	$288	$279	$260	$22	$24	$24
Interest cost	827	815	804	115	124	125
Expected return on plan assets	(1,100)	(1,056)	(1,092)	(27)	(27)	(23)
Amortization of prior service cost (credit)	22	24	8	(4)	(7)	(11)
Amortization of unrecognized loss	222	123	39	7	10	8
Termination benefits/curtailment cost (1)	33	2	42	–	6	37

Net periodic benefit cost	$292	$187	$61	$113	$130	$160

(1) See Note B for information regarding termination benefits/curtailment costs recorded in 2006 and 2004.

Change in Projected Benefit Obligation, Plan Assets and Funded Status of All Significant Plans
	Defined		Other
In millions	Benefit Pension Plans		Postretirement Benefits
Change in projected benefit obligation	2006	2005	2006	2005

Benefit obligation at beginning of year	$15,617	$15,004	$2,168	$2,167
Service cost	288	279	22	24
Interest cost	827	815	115	124
Plan participants' contributions	33	18	–	–
Amendments	72	26	29	–
Actuarial changes in assumptions and experience	(580)	698	(60)	28
Acquisition/divestiture/other activity	85	–	(55)	–
Benefits paid	(848)	(808)	(164)	(179)
Currency impact	327	(401)	2	4
Termination benefits/curtailment cost (credit)	29	(14)	–	–

Benefit obligation at end of year	$15,850	$15,617	$2,057	$2,168

Change in plan assets

Market value of plan assets at beginning of year	$13,324	$12,206	$377	$368
Actual return on plan assets	1,818	877	44	25
Employer contributions	575	1,031	26	–
Plan participants' contributions	28	18	–	–
Acquisition/divestiture/other activity	61	–	(64)	–
Benefits paid	(848)	(808)	–	(16)

Market value of plan assets at end of year	$14,958	$13,324	$383	$377

Funded status at end of year	$(892)	$(2,293)	$(1,674)	$(1,791)

Net Amounts recognized in the consolidated balance sheet at December 31, 2006:

Noncurrent assets	$ 541	–	–	–
Current liabilities	(40)	–	$ (60)	–
Noncurrent liabilities	(1,393)	–	(1,614)	–

Net amounts recognized in the consolidated balance sheet	$ (892)	–	$(1,674)	–

Funded status and net amounts recognized in the consolidated balance sheet at December 31, 2005:

Plan asset less than benefit obligation	–	$(2,293)	–	$(1,791)
Unrecognized net transition obligation	–	2	–	–
Unrecognized prior service cost (credit)	–	103	–	(61)
Unrecognized net loss	–	4,024	–	276

Net amounts recognized in the consolidated balance sheet	–	$ 1,836	–	$(1,576)

Net amounts recognized in the consolidated balance sheet at December 31, 2005:

Accrued benefit liability	–	$(1,890)	–	$(1,588)
Prepaid benefit cost	–	1,667	–	12
Additional minimum liability – intangible asset	–	74	–	–
Accumulated other comprehensive income – pretax	–	1,985	–	–

Net amounts recognized in the consolidated balance sheet	–	$ 1,836	–	$(1,576)

Amounts recognized in AOCI – pretax at December 31, 2006:

Net loss	$2,849	–	$207	–
Prior service cost (credit)	156	–	(26)	–

Balance in AOCI at end of year – pretax	$3,005	–	$181	–

       In 2007, an estimated net loss of $180 million and prior service cost of $24 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2007, an estimated net loss of $4 million and prior service credit of $4 million for other postretirement benefit plans will be amortized from AOCI to net periodic benefit cost.

       The Company uses a December 31 measurement date for all of its plans.

Estimated Future Benefit Payments

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2006
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits

2007	$855	$179
2008	933	172
2009	903	168
2010	1,039	164
2011	888	161
2012 through 2016	4,773	745

Total	$9,391	$1,589

Plan Assets

Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers. At December 31, 2006, plan assets totaled $15.0 billion and included Company common stock with a value of $189 million (1 percent of total plan assets). At December 31, 2005, plan assets totaled $13.3 billion and included Company common stock with a value of $406 million (3 percent of total plan assets).

Weighted-Average Allocation of All Plan Assets at December 31
	2006	2005

Equity securities	54%	60%
Debt securities	28%	24%
Real estate	3%	3%
Other	15%	13%

Total	100%	100%

Weighted-Average Allocation of U.S. Plan Assets at December 31
	2006	2005

Equity securities	57%	64%
Debt securities	24%	19%
Real estate	3%	3%
Other	16%	14%

Total	100%	100%

Investment Strategy and Risk Management for Plan Assets

The Company's investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants while minimizing cash contributions from the Company over the life of the plans. This is accomplished by diversifying investments in various asset classes and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plans.

       The plans are permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposure and re-balancing the asset allocation. The plans use value at risk and other risk measures to monitor risk in the portfolios.

       In 2006, the Company conducted a new asset/liability study using the plans' projected total benefit obligation to determine the optimal strategic asset allocation to meet the plans' long-term investment strategy. The study was conducted by the Company's actuary and corroborated with other outside experts. The results of the study and the strategic target asset allocation provided below were presented to and approved by the Board of Directors in December 2006.

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation	Range

Equity securities	56%	+/– 10%
Debt securities	27%	+/– 10%
Alternatives and other	17%	+/– 8%

Total	100%

NOTE M – LEASED PROPERTY AND VARIABLE INTEREST ENTITIES

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

       Rental expenses under operating leases, net of sublease rental income, were $441 million in 2006, $451 million in 2005 and $456 million in 2004. Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2006 In millions

2007	$251
2008	208
2009	179
2010	137
2011	85
2012 and thereafter	565

Total	$1,425

Variable Interest Entities

The Company leases an ethylene facility in The Netherlands from an owner trust that is a variable interest entity. Dow is not the primary beneficiary of the owner trust and is, therefore, not required to consolidate the owner trust. Based on a valuation completed in mid-2003 when Dow entered into the lease, the facility was valued at $394 million. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based upon a fair market value determination. At December 31, 2006, Dow had provided to the owner trust a residual value guarantee of $363 million, which represents Dow's maximum exposure to loss under the lease. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee.

       In September 2001, Hobbes Capital S.A. ("Hobbes"), a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provide a floating rate of return (which may be reinvested) based on London Interbank Offered Rate (LIBOR), and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates have been classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The preferred return is included in "Minority interests' share in income" in the consolidated statements of income. Reinvested preferred returns are included in "Minority Interest in Subsidiaries" in the consolidated balance sheets. Under FIN No. 46R, Hobbes is a VIE and the Company is the primary beneficiary.

NOTE N – STOCK-BASED OPTION COMPENSATION

The Company grants stock-based compensation to employees and non-employee directors in the form of the Employees' Stock Purchase Plans and stock option plans, which include deferred and restricted stock. Information regarding these plans in provided below.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, established fair value as the measurement objective and required entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applied to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that began after June 15, 2005, which was January 1, 2006 for the Company. Effective January 1, 2006, the Company began expensing stock-based compensation newly issued in 2006 to employees in accordance with the fair-value-based measurement method of accounting set forth in SFAS No. 123R, using the modified prospective method.

       The Company grants stock-based compensation awards which vest over a specified period or upon employees meeting certain performance and retirement eligibility criteria. The Company has historically amortized these awards over the specified vesting period and recognizes any unrecognized compensation cost at the date of retirement (the "nominal vesting period approach"). The Company will continue applying the nominal vesting period approach to the portion of outstanding awards that were unvested as of December 31, 2005, until the awards are fully vested. SFAS No. 123R specifies that an award is vested when the employee's right to the award is no longer contingent upon providing additional service (the "non-substantive vesting period approach"). The Company began applying this approach to all stock-based compensation awarded after December 31, 2005. The fair value of equity instruments issued to employees is measured on the date of grant and is recognized over the vesting period or from the grant date to the date on which retirement eligibility provisions have been met and additional service is no longer required. The application of the nominal vesting period approach to the unvested outstanding awards at the end of 2005 and application of the non-substantive vesting period approach to stock-based compensation awarded beginning in 2006 did not have a material impact on the Company's consolidated financial statements.

       Prior to the adoption of SFAS No. 123R, the Company expensed stock options granted after January 1, 2003, when the fair value provisions of SFAS No. 123 were adopted for new grants of equity instruments (which include stock options, deferred stock grants, and subscriptions to purchase shares under the Company's Employees' Stock Purchase Plan ("ESPP")) to employees. Prior to the adoption of SFAS No. 123, the Company accounted for its stock-based awards in accordance with APB Opinion No. 25. The following table provides pro forma results as if the fair-value-based measurement method had been applied to all outstanding and unvested awards, including stock options, deferred stock grants, and subscriptions to purchase shares under the Company's ESPP, in each period presented:

In millions, except per share amounts	2006	2005	2004

Net income, as reported	$3,724	$4,515	$2,797
Add: Stock-based compensation expense included in reported net income, net of tax	173	267	187
Deduct: Total stock-based compensation expense determined using the fair-value-based measurement method for all awards, net of tax	(173)	(236)	(205)

Pro forma net income	$3,724	$4,546	$2,779

Earnings per share (in dollars):
Basic – as reported	$3.87	$4.69	$2.98
Basic – pro forma	$3.87	$4.72	$2.96
Diluted – as reported	$3.82	$4.62	$2.93
Diluted – pro forma	$3.82	$4.65	$2.91

       Prior to 2006, the Company estimated the fair value of stock options and subscriptions to purchase shares under the ESPP using a binomial option-pricing model. Since the beginning of 2006, the Company uses a lattice-based option valuation model to estimate the fair value of stock options and subscriptions to purchase shares under the ESPP. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

	2006	2005	2004

Dividend yield	3.3%	2.6%	3.2%
Expected volatility	25.67%	22.22%	30.12%
Risk-free interest rate	4.55%	3.65%	2.42%
Expected life of stock options granted during period	6 years	5 years	5 years
Life of Employees' Stock Purchase Plan	6.6 months	5 months	10 months

       The dividend yield assumption for all periods was based on the Company's current declared dividend as a percentage of the stock price on the grant date. The expected volatility assumption for the current year was based on an equal weighting of the historical daily volatility and current implied volatility from exchange-traded options for the contractual term of the options. The expected volatility assumption determined in the prior year was based entirely on the historical daily volatility of the Company's stock. The risk-free interest rate in the current year was based on the weighted-average of U.S. Treasury strip rates over the contractual term of the options. The risk-free interest rate in the prior year was based on zero-coupon U.S. Treasury securities with maturities equal to the expected life of the option. Based on an analysis of historical exercise patterns, exercise rates were developed that resulted in an average life of 6 years for the current year. The expected life of the option in the prior year was based on historical data resulting in a 5-year life.

EMPLOYEES' STOCK PURCHASE PLANS

On February 13, 2003, the Board of Directors authorized a 10-year ESPP, which was approved by stockholders at the Company's annual meeting on May 8, 2003. Under each annual offering, most employees are eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set each year at no less than 85 percent of market price. Approximately 52 percent of the eligible employees enrolled in the annual plan for 2006; approximately 40 percent of the eligible employees enrolled in 2005; and approximately 50 percent enrolled in 2004.

Employees' Stock Purchase Plans	2006
Shares in thousands	Shares	Exercise Price*

Outstanding at beginning of year	–	–
Granted	4,399	$35.21
Exercised	(2,857)	35.21
Forfeited/Expired	(1,542)	35.21

Outstanding and exercisable at end of year	–	–

* Weighted-average per share

Additional Information about ESPPs
In millions, except per share amounts	2006	2005	2004

Weighted-average fair value per share of purchase rights granted	$7.83	$6.77	$6.94

Total compensation expense for ESPPs	$34	$19	$37
Related tax benefit	$12	$7	$14

Total amount of cash received from the exercise of purchase rights	$101	$135	$140
Total intrinsic value of purchase rights exercised*	$15	$41	$63
Related tax benefit	$6	$15	$23

* Difference between the market price at exercise and the price paid by the employee to exercise the purchase rights

STOCK OPTION PLANS

Under the 1988 Award and Option Plan (the "1988 Plan"), a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. The terms of the grants are fixed at the grant date. At December 31, 2006, there were 23,425,936 shares available for grant under this plan.

       No additional grants will be made under the 1994 Non-Employee Directors' Stock Plan, which previously allowed the Company to grant up to 300,000 options to non-employee directors. At December 31, 2006, there were 59,850 options outstanding under this plan.

       No additional grants will be made under the 1998 Non-Employee Directors' Stock Plan, which previously allowed the Company to grant up to 600,000 options to non-employee directors. At December 31, 2006, there were 168,150 options outstanding under this plan.

       The exercise price of each stock option equals the market price of the Company's stock on the date of grant. Options vest from one to three years, and have a maximum term of 10 years.

       The following table provides year-to-date stock option activity for 2006:

Stock Options	2006
Shares in thousands	Shares	Exercise Price*

Outstanding at beginning of year	45,489	$35.42
Granted	7,715	43.64
Exercised	(4,224)	29.28
Forfeited/Expired	(383)	43.68

Outstanding at end of year	48,597	$37.20
Remaining contractual life in years		5.58
Aggregate intrinsic value (in millions)	$260

Exercisable at end of year	35,464	$33.78
Remaining contractual life in years		4.46
Aggregate intrinsic value (in millions)	$260

* Weighted-average per share

Additional Information about Stock Options
In millions, except per share amounts	2006	2005	2004

Weighted-average fair value per share of options granted	$10.31	$10.47	$11.24

Total compensation expense for stock option plans	$87	$68	$41
Related tax benefit	$32	$25	$14

Total amount of cash received from the exercise of options	$122	$263	$566
Total intrinsic value of options exercised*	$49	$216	$331
Related tax benefit	$18	$80	$122

* Difference between the market price at exercise and the price paid by the employee to exercise the options

       Total unrecognized compensation cost related to unvested stock option awards was $52 million at December 31, 2006 and is expected to be recognized over a weighted-average period of 1.36 years.

Deferred and Restricted Stock

Under the 1988 Plan, the Company grants deferred stock to certain employees. The grants vest after a designated period of time, generally two to five years.

Deferred Stock	2006
Shares in thousands	Shares	Grant Date Fair Value*

Nonvested at beginning of year	5,349	$42.13
Granted	1,409	43.34
Vested	(1,139)	30.01
Canceled	(176)	44.29

Nonvested at end of year	5,443	$44.90

*Weighted-average per share

Additional Information about Deferred Stock
In millions, except per share amounts	2006	2005	2004

Weighted-average fair value per share of deferred stock granted	$43.34	$52.45	$43.32

Total fair value of deferred stock vested	$48	$123	$37
Related tax benefit	$18	$45	$14

Total compensation expense for deferred stock awards	$67	$60	$50
Related tax benefit	$25	$22	$19

       Total unrecognized compensation cost related to deferred stock awards was $109 million at December 31, 2006 and is expected to be recognized over a weighted-average period of 2.00 years. At December 31, 2006, approximately 200,000 deferred shares with a weighted-average fair value per share of $42.93 had previously vested, but were not issued. These shares are scheduled to be issued to employees within one to four years or upon retirement.

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

Performance Deferred Stock Awards		Target	Weighted-average
Shares in millions	Performance Period	Shares Granted*	Fair Value per Share

2006	January 1, 2006 – December 31, 2008	0.9	$36.78

2005	January 1, 2005 – December 31, 2007	1.0	$55.77

2004	January 1, 2004 – December 31, 2005	1.0	$38.69
	January 1, 2004 – December 31, 2006	1.3	$51.27

* At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of the target shares granted.

       The following table shows changes in nonvested performance deferred stock:

Performance Deferred Stock	2006
Shares in thousands	Shares	Grant Date Fair Value*

Nonvested at beginning of year	6,002	$37.86
Granted	943	36.83
Vested	(3,332)	38.03
Canceled	(115)	42.30

Nonvested at end of year	3,498	$37.28

*Weighted-average per share

Additional Information about Performance Deferred Stock
In millions	2006	2005	2004

Total compensation expense	$86	$276	$170
Related tax benefit	$32	$101	$63

       Total unrecognized compensation cost related to performance deferred stock awards was $48 million at December 31, 2006 and is expected to be recognized over a weighted-average period of 1.15 years. At December 31, 2006, approximately 4.3 million performance deferred shares with a weighted-average fair value of $37.29 per share were vested, but were not issued. These shares are scheduled to be issued in April 2007 and April 2008.

       In addition, the Company is authorized to grant up to 300,000 deferred shares of common stock to executive officers of the Company under the 1994 Executive Performance Plan.

       Under the 2003 Non-Employee Directors' Stock Incentive Plan, a plan approved by stockholders, the Company may grant up to 1.5 million shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. In 2006, 53,900 stock options with a weighted-average fair value of $11.19 per share and 12,100 shares of restricted stock with a weighted-average fair value of $43.37 per share were issued under this plan. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

NOTE O – LIMITED PARTNERSHIP

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

NOTE P – PREFERRED SECURITIES OF SUBSIDIARIES

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

       In September 2001, Hobbes Capital S.A., a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provide a floating rate of return (which may be reinvested) based on the London Interbank Offered Rate (LIBOR), and may be redeemed in 2008 and at seven-year intervals thereafter. The equity certificates are classified as "Preferred Securities of Subsidiaries" in the consolidated balance sheets. The preferred return is included in "Minority interests' share in income" in the consolidated statements of income. Reinvested preferred returns are included in "Minority Interest in Subsidiaries" in the consolidated balance sheets.

NOTE Q – STOCKHOLDERS' EQUITY

There are no significant restrictions limiting the Company's ability to pay dividends.

       Undistributed earnings of nonconsolidated affiliates included in retained earnings were $1,599 million at December 31, 2006 and $1,316 million at December 31, 2005.

       The number of treasury shares issued to employees under the Company's option and purchase programs was 9.6 million in 2006, 15.7 million in 2005 and 25.8 million in 2004.

       The number of treasury shares purchased by the Company was 18,694,453 in 2006; 1,492,548 in 2005; and 330,529 in 2004. On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007. Prior to that authorization (and since August 3, 1999 when the Board of Directors terminated its 1997 authorization which allowed the Company to repurchase shares of Dow common stock), the only shares purchased by the Company were those shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock. See Note N for information regarding the Company's stock option plans. On October 26, 2006, the Board of Directors approved a new share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company's common stock. The new program will begin once the current repurchase program is complete.

Reserved Treasury Stock at December 31
Shares in millions	2006	2005	2004

Stock option and deferred stock plans	23.3	14.2	25.8
Employees' stock purchase plans	–	–	2.7

Total shares reserved	23.3	14.2	28.5

Employee Stock Ownership Plan

The Company has the Dow Employee Stock Ownership Plan (the "ESOP"), which is an integral part of The Dow Chemical Company Employees' Savings Plan. A significant majority of full-time employees in the United States are eligible to participate in the ESOP through the allocation of shares of the Company's common stock.

       In 1990, Union Carbide sold shares of its stock to its ESOP (the "UCC ESOP") for a $325 million note with a maturity date of December 31, 2005, and an interest rate of 10 percent. The UCC ESOP shares were converted into shares of Dow common stock on February 6, 2001. On December 27, 2001, the UCC ESOP and the ESOP were merged into one ESOP trust and the UCC ESOP note was restructured with a maturity date of December 31, 2023, and an interest rate of 6.96 percent. On December 31, 2006, the trustee made the final payment on the ESOP note and released the remaining shares held by the ESOP. The outstanding balance of the note was $1 million at December 31, 2005. The receivable from the ESOP was reflected as "Unearned ESOP shares" in the consolidated balance sheets as a reduction of "Stockholders' Equity."

       During 2006, 1 million ESOP shares were allocated to participants' accounts. At December 31, 2006, 12 million common shares held by the ESOP were outstanding, all of which had been allocated to participants' accounts. Shares held by the ESOP were treated as outstanding shares in the determination of basic and diluted earnings per share.

NOTE R – INCOME TAXES

Operating loss carryforwards amounted to $4,858 million at December 31, 2006 and $3,680 million at December 31, 2005. Such amounts include U.S. state and local operating loss carryforwards determined more likely than not to be utilized. At December 31, 2006, $350 million of the operating loss carryforwards is subject to expiration in the years 2007 through 2011. The remaining balances expire in years beyond 2011 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2006 amounted to $1,081 million ($1,085 million at December 31, 2005), of which $1 million is subject to expiration in the years 2007 through 2011. The remaining tax credit carryforwards expire in years beyond 2011.

       Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $5,951 million at December 31, 2006, $4,299 million at December 31, 2005 and $6,770 million at December 31, 2004. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

       The Company had valuation allowances, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States, Brazil and Switzerland of $446 million at December 31, 2006 and $538 million at December 31, 2005.

       During 2006, the Company developed tax planning strategies in Brazil and determined that it was more likely than not that tax loss carryforwards would be utilized, resulting in a reversal of valuation allowances of $63 million. This impact, combined with strong financial results in jurisdictions with lower tax rates than the United States, enacted reductions in the tax rates in Canada and The Netherlands, and improved earnings from a number of the Company's joint ventures, resulted in an effective tax rate for 2006 that was lower than the U.S. statutory rate. Dow's reported effective tax rate for 2006 was 23.2 percent.

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

       The Company's tax rate for 2005 was lower than the U.S. statutory rate due to strong financial results in jurisdictions with lower tax rates than the United States, improved earnings from a number of joint ventures, and the impact of the repatriation provisions under the AJCA, offset by the unfavorable tax ruling on corporate owned life insurance. Dow's reported effective tax rate for 2005 was 27.8 percent.

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

       In addition, during the first three quarters of 2004, the Company recorded net valuation allowances on deferred tax assets for tax loss carryforwards from Italian subsidiaries. During the fourth quarter of 2004, tax planning strategies for these entities were considered viable and were expected to be implemented in 2006, utilizing most of the existing tax loss carryforwards for the entities. As a result, $68 million of the existing valuation allowances was reversed in 2004.

       During 2004, based on tax planning strategies that were implemented in Brazil (across multiple entities), as well as projections of future earnings, it was determined that it was more likely than not that tax loss carryforwards would be utilized, resulting in a net reversal of valuation allowances of $5 million.

       The Company's tax rate for 2004 was lower than the U.S. statutory rate due to improved financial results in jurisdictions with lower tax rates than the United States, continued strong performances by a number of joint ventures, revised estimates of the future utilization of operating loss carryforwards in Argentina and Italy and the impact of a legislated decrease in the tax rate in The Netherlands on deferred tax liabilities. Dow's reported effective tax rate for 2004 was 23.1 percent.

       The reserve for tax contingencies related to issues in the United States and foreign locations was $732 million at December 31, 2006 and $860 million at December 31, 2005. This is management's best estimate of the potential liability for tax contingencies. The decrease in the tax contingency reserve was attributable to cash settlements in various jurisdictions, partially offset by current year requirements. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Company's management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Company's consolidated financial statements.

Domestic and Foreign Components of Income before Income Taxes and Minority Interests
In millions	2006	2005	2004

Domestic	$2,244	$2,715	$457
Foreign	2,728	3,684	3,339

Total	$4,972	$6,399	$3,796

Reconciliation to U.S. Statutory Rate
In millions	2006	2005	2004

Taxes at U.S. statutory rate	$1,740	$2,240	$1,329
Equity earnings effect	(331)	(287)	(168)
Foreign rates other than 35% (1)	(517)	(409)	(524)
U.S. tax effect of foreign earnings and dividends	272	160	210
U.S. business and R&D credits	(44)	(48)	(47)
Tax contingency reserve adjustments	177	3	24
Benefit of repatriation under AJCA	–	(113)	–
Unfavorable tax ruling	–	137	–
Other – net	(142)	99	53

Total tax provision	$1,155	$1,782	$877

Effective tax rate	23.2%	27.8%	23.1%

(1) Includes the effect of changes in valuation allowances for foreign entities as follows: a decrease of $61 million in 2006, an increase of $14 million in 2005 and a decrease of $116 million in 2004.

Provision (Credit) for Income Taxes
	2006			2005			2004
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$367	$401	$768	$255	$535	$790	$214	$(50)	$164
State and local	82	(99)	(17)	46	20	66	17	26	43
Foreign	602	(198)	404	741	185	926	391	279	670

Total	$1,051	$104	$1,155	$1,042	$740	$1,782	$622	$255	$877

Deferred Tax Balances at December 31
	2006		2005
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Property	$260	$(2,128)	$382	$(2,304)
Tax loss and credit carryforwards	2,721	–	2,656	–
Postretirement benefit obligations	1,820	(1,030)	1,501	(861)
Other accruals and reserves	1,397	(507)	1,666	(437)
Inventory	163	(149)	160	(184)
Long-term debt	229	(80)	216	(64)
Investments	213	(3)	282	–
Other – net	821	(332)	551	(643)

Subtotal	$7,624	$(4,229)	$7,414	$(4,493)
Valuation allowance	(446)	–	(538)	–

Total	$7,178	$(4,229)	$6,876	$(4,493)

NOTE S – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Dow is a diversified, worldwide manufacturer and supplier of more than 3,100 products. The Company's products are used primarily as raw materials in the manufacture of customer products and services. The Company serves the following industries: appliance; automotive; agricultural; building and construction; chemical processing; electronics; furniture; housewares; oil and gas; packaging; paints, coatings and adhesives; personal care; pharmaceutical; processed foods; pulp and paper; textile and carpet; utilities; and water treatment.

       Dow conducts its worldwide operations through global businesses, which are aggregated into reportable operating segments based on the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The Company's reportable operating segments are Performance Plastics, Performance Chemicals, Agricultural Sciences, Basic Plastics, Basic Chemicals, and Hydrocarbons and Energy. Unallocated and Other contains the reconciliation between the totals for the reportable segments and the Company's totals. It also represents the operating segments that do not meet the quantitative threshold for determining reportable segments, research and other expenses related to new business development activities, and other corporate items not allocated to the operating segments.

       The Corporate Profile included below describes the operating segments, how they are aggregated, and the types of products and services from which their revenues are derived.

Corporate Profile

Dow is a diversified chemical company that offers a broad range of innovative chemical, plastic and agricultural products and services to customers in more than 175 countries, helping them to provide everything from fresh water, food and pharmaceuticals to paints, packaging and personal care. In 2006, Dow had annual sales of $49 billion and employed approximately 42,600 people worldwide. The Company has 150 manufacturing sites in 37 countries and produces more than 3,100 products. The following descriptions of the Company's operating segments include a representative listing of products for each business.

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

    •
    Products: EQUIFOAM™ comfort products; ETHAFOAM™ polyethylene foam; IMMOTUS™ acoustic panels; QUASH™ sound management foam; SARAN™ vapor retarder film and tape; STYROFOAM™ brand insulation products (including XPS and polyisocyanurate rigid foam sheathing products); SYMMATRIX™ oriented composites; SYNERGY™ soft touch foam; TRYMER™ polyisocyanurate foam pipe insulation; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

    Dow Epoxy is a leading global producer of epoxy resins, intermediates and specialty resins for a wide range of industries and applications such as coatings, electrical laminates, civil engineering, adhesives and composites. With plants strategically located across four continents, the business is focused on providing customers around the world with differentiated solution-based epoxy products and innovative technologies and services.

    •
    Products: D.E.H.™ epoxy curing agents or hardeners; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy intermediates (Acetone, Allyl chloride, Bisphenol-A, Epichlorohydrin, OPTIM™ synthetic glycerine and Phenol); Peroxymeric chemicals (CYRACURE™ cycloaliphatic epoxides, FLEXOL™ plasticizers; and TONE™ monomers, polyols and polymers); Specialty acrylic monomers (Glycidyl methacrylate, Hydroxyethyl acrylate and Hydroxypropyl acrylate); UCAR™ solution vinyl resins

    The Polyurethanes and Polyurethane Systems business is a leading global producer of polyurethane raw materials and polyurethane systems. Differentiated by its ability to globally supply a high-quality, consistent and complete product range, this business emphasizes both existing and new business developments while facilitating customer success with a global market and technology network.

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

    •
    Products: AFFINITY™ polyolefin plastomers (POPs); AMPLIFY™ functional polymers; CALIBRE™ polycarbonate resins; DOW XLA™ elastic fiber; EMERGE™ advanced resins; ENGAGE™ polyolefin elastomers; FLEXOMER™ very low density polyethylene (VLDPE) resins; INTEGRAL™ adhesive films; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; NORDEL™ hydrocarbon rubber; PELLETHANE™ thermoplastic polyurethane elastomers; PRIMACOR™ copolymers; PROCITE™ window envelope films; PULSE™ engineering resins; REDI-LINK™ polyethylene-based wire & cable insulation compounds; SARAN™ PVDC resin and SARAN™ PVDC film; SARANEX™ barrier films; SI-LINK™ polyethylene-based low voltage insulation compounds; TRENCHCOAT™ protective films; TYRIL™ SAN resins; TYRIN™ chlorinated polyethylene; UNIGARD™ HP high-performance flame-retardant compounds; UNIGARD™ RE reduced emissions flame-retardant compounds; UNIPURGE™ purging compound; VERSIFY™ plastomers and elastomers; ZETABON™ coated metal cable armor

    The Technology Licensing and Catalyst business includes licensing and supply of related catalysts, process control software and services for the UNIPOL™ polypropylene process, the METEOR™ process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO™ process for oxo alcohols, the QBIS™ bisphenol A process, and Dow's proprietary technology for production of purified terephthalic acid (PTA). Licensing of the UNIPOL™ polyethylene process and sale of related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture of Union Carbide.

    •
    Products: LP OXO™ process technology and NORMAX™ catalysts; METEOR™ EO/EG process technology and catalysts; PTA process technology; QBIS™ bisphenol A process technology and DOWEX™ QCAT™ catalyst; UNIPOL™ PP process technology and SHAC™ catalyst systems

    The Performance Plastics segment also includes a portion of the results of the Siam Group, a group of Thailand-based joint ventures.

  PERFORMANCE CHEMICALS

  Applications: agricultural and pharmaceutical products and processing • building materials • chemical processing and intermediates • electronics • food processing and ingredients • gas treating solvents • household products • metal degreasing and dry cleaning • oil and gas treatment • paints, coatings, inks, adhesives, lubricants • personal care products • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

    Designed Polymers is a business portfolio of products and systems characterized by unique chemistry, deep expertise in regulated markets and specialty product qualities and features. Within Designed Polymers, Dow Water Solutions offers world-class brands and enabling component technologies designed to advance the science of desalination, water purification, trace contaminant removal and water recycling. Other businesses in Designed Polymers, such as Water Soluble Polymers, develop and market a range of products that enhance the physical and sensory properties of end-use products in a wide range of applications including food, pharmaceuticals, oil and gas, paints and coatings, personal care, and building and construction.

    •
    Products and Services: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company, a wholly owned subsidiary of Dow; CELLOSIZE™ hydroxyethyl cellulose; Chiral compounds and biocatalysts; CYCLOTENE™ advanced electronics resins; DOW™ latex powders; DOWEX™ ion exchange resins; ETHOCEL™ ethylcellulose resins; FILMTEC™ membranes; FORTEFIBER™ soluble dietary fiber; Hydrocarbon resins; Industrial biocides; METHOCEL™ cellulose ethers; OMEXELL™ ultrafiltration; OMEXELL™ electrodeionization; Pfçnex Expression Technology™; POLYOX™ water-soluble resins; Quaternaries; SILK™ semiconductor dielectric resins

    The Dow Latex and Acrylic Monomers business is a major global supplier of latexes, for a wide range of industries and applications. It provides the broadest line of styrene/butadiene (S/B) products supporting customers in paper and paperboard (for magazines, catalogues and food packaging) applications, and the carpet and floor covering industry. UCAR Emulsion Systems (UES) manufactures and sells acrylic, vinyl acrylic, vinyl acetate ethylene (VAE), and S/B and styrene acrylic latexes and NEOCAR™ branched vinyl ester latexes for use in the architectural and industrial coatings, adhesives, construction products such as caulks and sealants, textile, and traffic paint. It also offers the broadest product range in the dispersion area and produces and markets UCAR™ POLYPHOBE™ rheology modifiers.

    •
    Products: Acrylic acid/Acrylic esters; Acrylic latex; EVOCAR™ specialty latex; FOUNDATIONS™ latex; NEOCAR™ branched vinyl ester latexes; Styrene-acrylate latex; Styrene-butadiene latex; Styrene-butadiene vinyl acetate ethylene (VAE); UCAR™ all-acrylic, styrene-acrylic and vinyl-acrylic latexes; UCAR™ POLYPHOBE™ rheology modifiers; UCARHIDE™ opacifier

    The Specialty Chemicals business provides products and services used as functional ingredients or processing aids in the manufacture of a diverse range of products. Applications include agricultural and pharmaceutical products and processing, building and construction, chemical processing and intermediates, electronics, food processing and ingredients, gas treating solvents, fuels and lubricants, oil and gas, household and institutional cleaners, coatings and paints, pulp and paper manufacturing, metal degreasing and dry cleaning, and transportation. Dow Haltermann Custom Processing provides contract and custom manufacturing services to other specialty chemical, agricultural chemical and biodiesel producers.

    •
    Products: AMBITROL™ and NORKOOL™ industrial coolants; Butyl CARBITOL™ and Butyl CELLOSOLVE™ ethylene oxide; CARBOWAX™ and CARBOWAX™ SENTRY™ polyethylene glycols and methoxypolyethylene glycols; Diphenyloxide; DOW™ polypropylene glycols; DOWCAL™, DOWFROST™, DOWTHERM™, SYLTHERM and UCARTHERM™ heat transfer fluids; DOWFAX™, TERGITOL™ and TRITON™ surfactants; Ethanolamines; Ethyleneamines; Isopropanolamines; MAXIBOOST™ cleaning boosters; MAXICHECK™ solvent analysis test kits; MAXISTAB™ stabilizers; Propylene oxide-based glycol ethers; SAFE-TAINER™ closed-loop delivery system; SYNALOX™ lubricants; UCAR™ deicing fluids; UCARKLEAN™ amine management; UCARSOL™ formulated solvents; UCON™ fluids; VERSENE™ chelating agents; Fine and specialty chemicals from the Dow Haltermann Custom Processing business; Test and reference fuels, printing ink distillates, pure hydrocarbons and esters, and derivatives from Haltermann Products, a wholly owned subsidiary of Dow

    The Performance Chemicals segment also includes the results of Dow Corning Corporation, and a portion of the results of the OPTIMAL Group and the Siam Group, all joint ventures of the Company.

  AGRICULTURAL SCIENCES

  Applications: control of weeds, insects and plant diseases for agriculture and pest management • agricultural seeds and traits (genes)

    Dow AgroSciences is a global leader in providing pest management, agricultural and crop biotechnology products and solutions. The business develops, manufactures and markets products for crop production; weed, insect and plant disease management; and industrial and commercial pest management. Dow AgroSciences is building a leading plant genetics and biotechnology business in agricultural seeds, traits, healthy oils, and animal health.

    •
    Products: CLINCHER™ herbicide; DITHANE™ fungicide; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide, HERCULEX™ I insect protection; HERCULEX™RW insect protection; HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ brand cottonseeds; PROFUME™ gas fumigant; SENTRICON™ termite colony elimination system; STARANE™ herbicide; STINGER™ herbicide; SURPASS™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

  BASIC PLASTICS

  Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe • textiles • toys, playground equipment and recreational products • wire and cable compounds

    The Polyethylene business is the world's leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and process technologies, the business offers customers one of the industry's broadest ranges of polyethylene resins via a strong global network of local experts focused on partnering for long-term success.

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

  HYDROCARBONS AND ENERGY

  Applications: polymer and chemical production • power

    The Hydrocarbons and Energy business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, power and steam principally for use in Dow's global operations. The business regularly sells its byproducts; the business also buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Dow is the world leader in the production of olefins and aromatics.

    •
    Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

    The Hydrocarbons and Energy segment also includes the results of Compañía Mega S.A. and a portion of the results of the Siam Group, both joint ventures of the Company.

  Unallocated and Other includes the results of New Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; the Company's insurance operations and environmental operations; and overhead and other cost recovery variances not allocated to the operating segments.

       Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers are provided in the following table:

Operating Segment Information
In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Basic Chemicals	Hydrocarbons and Energy	Unallocated and Other	Total

2006
Sales to external customers	$13,944	$7,867	$3,399	$11,833	$5,560	$6,205	$316	$49,124
Intersegment revenues	28	56	–	–	77	–	(161)	–
Equity in earnings of nonconsolidated affiliates	89	368	1	173	241	85	2	959
Restructuring charges (1)	242	12	–	16	184	–	137	591
Asbestos-related credit (2)	–	–	–	–	–	–	(177)	(177)
EBIT (4)	1,629	1,242	415	2,022	689	–	(594)	5,403
Total assets	10,640	7,170	3,947	7,871	4,341	3,075	8,537	45,581
Investments in nonconsolidated affiliates	282	847	16	617	533	436	4	2,735
Depreciation and amortization	641	393	113	470	382	74	1	2,074
Capital expenditures	377	364	94	169	283	488	–	1,775

2005
Sales to external customers	$12,405	$7,521	$3,364	$11,007	$5,643	$6,061	$306	$46,307
Intersegment revenues	29	43	–	–	57	–	(129)	–
Equity in earnings of nonconsolidated affiliates	198	294	1	215	204	52	–	964
Restructuring charges (1)	28	14	9	12	3	–	48	114
EBIT (4)	2,507	1,435	543	2,398	1,129	(1)	(1,048)	6,963
Total assets	9,779	6,548	3,999	7,605	4,575	3,100	10,328	45,934
Investments in nonconsolidated affiliates	196	647	23	498	538	397	(14)	2,285
Depreciation and amortization	622	388	131	448	378	108	4	2,079
Capital expenditures	230	334	95	246	230	462	–	1,597

2004
Sales to external customers	$10,449	$6,483	$3,368	$9,284	$5,439	$4,876	$262	$40,161
Intersegment revenues	22	40	–	–	46	–	(108)	–
Equity in earnings (losses) of nonconsolidated affiliates	133	196	–	172	424	76	(78)	923
Restructuring charges (1)	–	89	–	–	–	–	454	543
Gain on asset divestitures related to formation of nonconsolidated affiliates (3)	–	–	–	124	439	–	–	563
EBIT (4)	1,075	720	586	1,714	1,600	–	(1,238)	4,457
Total assets	9,956	6,069	3,824	7,174	4,469	2,693	11,700	45,885
Investments in nonconsolidated affiliates	874	479	23	433	517	374	(2)	2,698
Depreciation and amortization	541	492	122	450	366	111	6	2,088
Capital expenditures	319	186	109	168	238	312	1	1,333

(1) See Note B for information regarding restructuring activities.
(2) See Note J for information regarding the asbestos-related credit.
(3) See Note C for information regarding the gain on asset divestitures related to the formation of nonconsolidated affiliates.
(4) The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Unallocated and Other. A reconciliation of EBIT to "Net Income Available for Common Stockholders" is provided below:

In millions		2006	2005	2004

EBIT		$5,403	$6,963	$4,457
+	Interest income	185	138	86
-	Interest expense and amortization of debt discount	616	702	747
-	Provision for income taxes	1,155	1,782	877
-	Minority interests' share in income	93	82	122
+	Cumulative effect of change in accounting principle	–	(20)	–

Net Income Available for Common Stockholders		$3,724	$4,515	$2,797

       The Company operates 150 manufacturing sites in 37 countries. The United States is home to 45 of these sites, representing 55 percent of the Company's long-lived assets. Sales are attributed to geographic areas based on customer location. Long-lived assets are attributed to geographic areas based on asset location.

Geographic Area Information
In millions	United States	Europe (1)	Rest of World	Total

2006
Sales to external customers	$18,172	$17,846	$13,106	$49,124
Long-lived assets (2)	$7,505	$3,963	$2,254	$13,722

2005
Sales to external customers	$17,524	$16,624	$12,159	$46,307
Long-lived assets (2)	$7,314	$3,735	$2,488	$13,537

2004
Sales to external customers	$15,054	$14,280	$10,827	$40,161
Long-lived assets (2)	$7,139	$4,001	$2,688	$13,828

(1) Europe includes the Middle East and Africa.
(2) Long-lived assets in Germany represented approximately 11 percent of the total at December 31, 2006 and December 31, 2005, and 12 percent of the total at December 31, 2004.

The Dow Chemical Company and Subsidiaries
Selected Quarterly Financial Data

In millions, except per share amounts (Unaudited)

2006	1st	2nd	3rd	4th	Year

Net sales	$12,020	$12,509	$12,359	$12,236	$49,124
Cost of sales	9,803	10,624	10,600	10,499	41,526
Gross Margin	2,217	1,885	1,759	1,737	7,598
Restructuring charges	–	–	(579)	(12)	(591)
Asbestos-related credit	–	–	–	177	177
Net income available for common stockholders	1,214	1,023	512	975	3,724
Earnings per common share – basic (1)	1.25	1.06	0.53	1.02	3.87
Earnings per common share – diluted	1.24	1.05	0.53	1.00	3.82
Common stock dividends declared per share of common stock	0.375	0.375	0.375	0.375	1.50
Market price range of common stock: (2)
High	45.15	43.10	39.98	41.55	45.15
Low	40.26	37.01	33.00	38.13	33.00

2005	1st	2nd	3rd	4th	Year

Net sales	$11,679	$11,450	$11,261	$11,917	$46,307
Cost of sales	9,337	9,300	9,610	10,029	38,276
Gross Margin	2,342	2,150	1,651	1,888	8,031
Restructuring charges	–	–	–	(114)	(114)
Credit to "Provision for income taxes" related to the repatriation of foreign earnings under the AJCA (3)	–	113	–	–	113
Charge to "Provision for income taxes" due to unfavorable tax ruling related to corporate owned life insurance	–	–	–	(137)	(137)
Income before cumulative effect of change in accounting principle	1,353	1,265	801	1,116	4,535
Cumulative effect of change in accounting principle	–	–	–	(20)	(20)
Net income available for common stockholders	1,353	1,265	801	1,096	4,515
Earnings before cumulative effect of change in accounting principle per common share – basic (4)	1.41	1.31	0.83	1.15	4.71
Earnings per common share – basic (4)	1.41	1.31	0.83	1.13	4.69
Earnings before cumulative effect of change in accounting principle per common share – diluted (4)	1.39	1.30	0.82	1.14	4.64
Earnings per common share – diluted (4)	1.39	1.30	0.82	1.12	4.62
Common stock dividends declared per share of common stock	0.335	0.335	0.335	0.335	1.34
Market price range of common stock: (2)
High	56.75	50.49	49.45	47.21	56.75
Low	47.55	42.88	40.18	40.55	40.18

See Notes to the Consolidated Financial Statements.

(1) Due to a decline in the basic share count during 2006, the sum of the four quarters does not equal the earnings per share amount calculated for the year.
(2) Composite price as reported by the New York Stock Exchange.
(3) American Jobs Creation Act of 2004 ("AJCA")
(4) Due to increases in the share counts during 2005, the sum of the four quarters does not equal the earnings per share amounts calculated for the year.

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

       Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance that a misstatement of our financial statements would be prevented or detected. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

       Management assessed the effectiveness of the Company's internal control over financial reporting and concluded that, as of December 31, 2006, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.

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

/s/ ANDREW N. LIVERIS	/s/ GEOFFERY E. MERSZEI
Andrew N. Liveris President, Chief Executive Officer and Chairman of the Board	Geoffery E. Merszei Executive Vice President and Chief Financial Officer
/s/ WILLIAM H. WEIDEMAN
William H. Weideman Vice President and Controller February 14, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Dow Chemical Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Dow Chemical Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

       In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 (a) 2. as of and for the year ended December 31, 2006 of the Company and our report dated February 14, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan February 14, 2007

ITEM 9B. OTHER INFORMATION.

None.

The Dow Chemical Company and Subsidiaries
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2007, and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

       On July 10, 2003, the Board of Directors of the Company adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, and is incorporated herein by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2007, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to beneficial ownership of Dow common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 10, 2007, and is incorporated herein by reference.

       Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 10, 2007, and is incorporated herein by reference.

       Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2007, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There were no reportable relationships or related transactions in 2006.

       Information relating to director independence is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2007, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information with respect to fees and services related to the Company's independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee's pre-approval policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2007, and are incorporated herein by reference.

The Dow Chemical Company and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as part of this report:

(1)
The Company's 2006 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

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

  (3)
  Exhibits – See the Exhibit Index on pages 115-119 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K or incorporated by reference. The following exhibits, listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit

10(a)	A copy of The Dow Chemical Company Executives' Supplemental Retirement Plan, amended and restated on December 31, 2006, effective as of January 1, 2005.
10(s)	A copy of the Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance Plan, Employee-Paid Life Insurance Plan, and Dependent Life Insurance Plan, amended and restated on October 1, 2006, for the Plan Year beginning January 1, 2007.
10(t)	A copy of the Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on October 1, 2006, effective as of January 1, 2007.
10(dd)	A copy of The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005, amended on November 1, 2006
21	Subsidiaries of The Dow Chemical Company.
23(a)	Consent of Independent Registered Public Accounting Firm.
23(b)	Analysis, Research & Planning Corporation's Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    A copy of any exhibit can be obtained via the Internet through the Company's Investor Relations webpage on www.dow.com, or the Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company's principal executive offices.

	The Dow Chemical Company and Subsidiaries Valuation and Qualifying Accounts	Schedule II
(In millions)	For the Years Ended December 31

COLUMN A Description	COLUMN B Balance at Beginning of Year	COLUMN C Addition to Reserves	COLUMN D Deductions from Reserves		COLUMN E Balance at End of Year

2006
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$169	9	56	(a)	$122
Other investments and noncurrent receivables	$329	47	11		$365

2005
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$136	52	19	(a)	$169
Other investments and noncurrent receivables	$319	29	19		$329

2004
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$118	49	31	(a)	$136
Other investments and noncurrent receivables	$323	7	11		$319

	2006	2005	2004

(a) Deductions represent:
Notes and accounts receivable written off	$44	$12	$17
Credits to profit and loss	1	3	5
Miscellaneous other	11	4	9

	$56	$19	$31

The Dow Chemical Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February 2007.

THE DOW CHEMICAL COMPANY
By:	/s/ W. H. WEIDEMAN W. H. Weideman, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 20th day of February 2007 by the following persons in the capacities indicated:

/s/ A. A. ALLEMANG	/s/ G. E. MERSZEI
A. A. Allemang, Director and Senior Advisor	G. E. Merszei, Director, Executive Vice President and Chief Financial Officer
/s/ J. K. BARTON	/s/ J. P. REINHARD
J. K. Barton, Director	J. P. Reinhard, Director
/s/ J. A. BELL	/s/ J. M. RINGLER
J. A. Bell, Director	J. M. Ringler, Director
/s/ J. M. FETTIG	/s/ R. G. SHAW
J. M. Fettig, Director	R. G. Shaw, Director
/s/ B. H. FRANKLIN	/s/ P. G. STERN
B. H. Franklin, Director	P. G. Stern, Presiding Director
/s/ J. B. HESS	/s/ W. H. WEIDEMAN
J. B. Hess, Director	W. H. Weideman, Vice President and Controller
/s/ A. N. LIVERIS
A. N. Liveris, Director, President, Chief Executive Officer and Chairman of the Board

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
3(ii)
The Bylaws of The Dow Chemical Company, as amended and re-adopted in full on April 13, 2006, effective May 11, 2006, incorporated by reference to Exhibit 3(ii) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
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
10(a)	A copy of The Dow Chemical Company Executives' Supplemental Retirement Plan, amended and restated on December 31, 2006, effective as of January 1, 2005.
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
10(d)	Intentionally left blank.
10(e)	The Dow Chemical Company Dividend Unit Plan, incorporated by reference to Exhibit 10(j) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

EXHIBIT NO.	DESCRIPTION

10(f)	The Dow Chemical Company 1988 Award and Option Plan (included as part of and incorporated by reference to the Prospectus contained in The Dow Chemical Company's Registration Statement on Form S-8, File No. 33-21748, filed May 16, 1988), as amended during 1991 (incorporated by reference to Exhibit 10(k) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1991), as amended effective as of January 1, 1997 (incorporated by reference to Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 15, 1997); as amended pursuant to shareholder approval granted on May 9, 2002 (incorporated by reference to Agenda Item 3 of the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 9, 2002).
10(g)	Intentionally left blank.
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
10(j)	Intentionally left blank.
10(k)
A written description of the 1998 Non-Employee Directors' Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998.
10(l)
A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2007.
10(m)
A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2007.
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
10(o)
The template used for The Dow Chemical Company Key Employee Insurance Program ("KEIP"), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executives' Supplemental Retirement Plan and Company-Paid Life Insurance Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002. KEIP is a component of the annual pension benefits listed in and incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2007.
10(p)
The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004), amended and restated as of September 1, 2006, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

EXHIBIT NO.	DESCRIPTION

10(q)	Intentionally left blank.
10(r)	Intentionally left blank.
10(s)
A copy of the Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance Plan, Employee-Paid Life Insurance Plan, and Dependent Life Insurance Plan, amended and restated on October 1, 2006, for the Plan Year beginning January 1, 2007.
10(t)
A copy of the Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on October 1, 2006, effective as of January 1, 2007.
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
10(x)
Performance Shares Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, incorporated by reference to Exhibit 10(x) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10(y)
Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, incorporated by reference to Exhibit 10(y) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10(z)
Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, incorporated by reference to Exhibit 10(z) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10(aa)
Settlement Agreement and General Release between Richard L. Manetta and The Dow Chemical Company dated December 10, 2004, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on December 16, 2004.
10(bb)
Deferred Compensation Agreement between Richard L. Manetta and The Dow Chemical Company dated December 10, 2004, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on December 16, 2004.
10(cc)
The Dow Chemical Company Voluntary Deferred Compensation Plan for Non-Employee Directors, effective for deferrals after January 1, 2005, incorporated by reference to Exhibit 10(cc) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2004.
10(dd)	A copy of The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005, amended on November 1, 2006.
10(ee)
The template for communication to employee Directors who are decelerating pursuant to The Dow Chemical Company Retirement Policy for Employee Directors, incorporated by reference to Exhibit 10(ee) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

EXHIBIT NO.	DESCRIPTION

10(ff)	Purchase and Sale Agreement dated as of September 30, 2005 between Catalysts, Adsorbents and Process Systems, Inc. and Honeywell Specialty Materials LLC, incorporated by reference to Exhibit 10(ff) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10(gg)
Employment agreement with Geoffery Merszei, Executive Vice President and Chief Financial Officer, incorporated by reference to Exhibit 10(gg) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2005.
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
21	Subsidiaries of The Dow Chemical Company.
23(a)	Consent of Independent Registered Public Accounting Firm.
23(b)	Analysis, Research & Planning Corporation's Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report:    AFFINITY, AMBITROL, AMPLIFY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, CALIBRE, CARBITOL, CARBOWAX, CELLOSIZE, CELLOSOLVE, COMBOTHERM, CONTINUUM, CYCLOTENE, CYRACURE, DAXAD, D.E.H., D.E.N., D.E.R., DOW, DOW XLA, DOWCAL, DOWEX, DOWEX QCAT, DOWFAX, DOWFLAKE, DOWFROST, DOWLEX, DOWPER, DOWTHERM, ELITE, EMERGE, ENGAGE, THE ENHANCER, EQUIFOAM, ETHAFOAM, ETHOCEL, EVOCAR, FILMTEC, FLEXOL, FLEXOMER, FORTEFIBER, FOUNDATIONS, FROTH-PAK, GREAT STUFF, HAMPOSYL, IMMOTUS, IMPAXX, INSITE, INSPIRE, INSTA STIK, INTEGRAL, ISONATE, ISOPLAST, LIFESPAN, LIQUIDOW, LP OXO, MAGNUM, MAXIBOOST, MAXICHECK, MAXISTAB, METEOR, METHOCEL, NEOCAR, NORDEL, NORKOOL, NORMAX, OMEXELL, OPTIM, PAPI, PELADOW, PELLETHANE, PFENEX EXPRESSION TECHNOLOGY, POLYOX, POLYPHOBE, PRIMACOR, PROCITE, PULSE, QBIS, QUASH, REDI-LINK, SAFE TAINER, SARAN, SARANEX, SENTRY, SHAC, SI-LINK, SILK, SPECFLEX, SPECTRIM, STRANDFOAM, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SYMMATRIX, SYNALOX, SYNERGY, SYNTEGRA, TERGITOL, TILE BOND, TONE, TRENCHCOAT, TRITON, TRYMER, TUFLIN, TYRIL, TYRIN, UCAR, UCARHIDE, UCARKLEAN, UCARSOL, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL, VERSENE, VERSIFY, VORACOR, VORACTIV, VORALAST, VORALUX, VORANATE, VORANOL, VORASTAR, WEATHERMATE, ZETABON

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report:    CLINCHER, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, SENTRICON, STARANE, STINGER, SURPASS, TELONE, TORDON, TRACER NATURALYTE, VIKANE, WIDESTRIKE

The following registered service mark of American Chemistry Council appears in this report:    Responsible Care

The following trademark of Ashland, Inc. appears in this report:    DERAKANE

The following trademark of Dow Corning Corporation appears in this report:    SYLTHERM
Dow is a distributor of SYLTHERM products manufactured by Dow Corning Corporation

QuickLinks

PART I, Item 1. Business.
Part I, Item 1A. Risk Factors
Part I, Item 1B. Unresolved Staff Comments.
Part I, Item 2. Properties.
Part I, Item 3. Legal Proceedings.
Part I, Item 4. Submission of Matters to a Vote of Security Holders.
Part II, Item 5.
PART II, Item 6. Selected Financial Data
Part II, Item 7.
  LIQUIDITY AND CAPITAL RESOURCES
Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Part II, Item 8. Financial Statements and Supplementary Data.
Notes to the Consolidated Financial Statements
  NOTE A – Summary of Significant Accounting Policies and Accounting Changes
The Dow Chemical Company and Subsidiaries Notes to the Consolidated Financial Statements
  NOTE B – RESTRUCTURING
  NOTE C – DIVESTITURES
  NOTE D – INVENTORIES
  NOTE E – PROPERTY
  NOTE F – NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS
  NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS
  NOTE H – FINANCIAL INSTRUMENTS
  NOTE H – Financial Instruments – Continued
  NOTE I – SUPPLEMENTARY INFORMATION
  NOTE J – COMMITMENTS AND CONTINGENT LIABILITIES
  NOTE K – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
  NOTE L – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
  NOTE N – STOCK-BASED OPTION COMPENSATION
  NOTE Q – STOCKHOLDERS' EQUITY
  NOTE R – INCOME TAXES
  NOTE S – OPERATING SEGMENTS AND GEOGRAPHIC AREAS
PART II
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION.
Part III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Part IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Signatures
Exhibit Index