Form 10-Q
period 2007-03-31
DOW CHEMICAL CO /DE/
filed 2007-05-01
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ Yes  ☒ No

Class	Outstanding at March 31, 2007
Common Stock, par value $2.50 per share	953,240,999 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
In millions, except per share amounts (Unaudited)	2007	2006
Net Sales	$12,432	$12,020
Cost of sales	10,605	9,803
Research and development expenses	302	278
Selling, general and administrative expenses	418	388
Amortization of intangibles	11	12
Equity in earnings of nonconsolidated affiliates	274	168
Sundry income — net	69	30
Interest income	40	42
Interest expense and amortization of debt discount	146	156
Income before Income Taxes and Minority Interests	1,333	1,623
Provision for income taxes	335	384
Minority interests’ share in income	25	25
Net Income Available for Common Stockholders	$973	$1,214
Share Data
Earnings per common share — basic	$1.01	$1.25
Earnings per common share — diluted	$1.00	$1.24
Common stock dividends declared per share of common stock	$0.375	$0.375
Weighted-average common shares outstanding — basic	963.2	967.9
Weighted-average common shares outstanding — diluted	975.9	980.7
Depreciation	$466	$455
Capital Expenditures	$330	$291

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	March 31,	Dec. 31,
In millions (Unaudited)	2007	2006
Assets
Current Assets
Cash and cash equivalents	$2,377	$2,757
Marketable securities and interest-bearing deposits	188	153
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables — 2007: $117; 2006: $122)	5,668	4,988
Other	3,107	3,060
Inventories	6,106	6,058
Deferred income tax assets — current	378	193
Total current assets	17,824	17,209
Investments
Investment in nonconsolidated affiliates	2,800	2,735
Other investments	2,154	2,143
Noncurrent receivables	265	288
Total investments	5,219	5,166
Property
Property	44,818	44,381
Less accumulated depreciation	31,174	30,659
Net property	13,644	13,722
Other Assets
Goodwill	3,250	3,242
Other intangible assets (net of accumulated amortization — 2007: $644; 2006: $620)	457	457
Deferred income tax assets — noncurrent	3,779	4,006
Asbestos-related insurance receivables — noncurrent	725	725
Deferred charges and other assets	1,132	1,054
Total other assets	9,343	9,484
Total Assets	$46,030	$45,581

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$307	$219
Long-term debt due within one year	1,367	1,291
Accounts payable:
Trade	3,701	3,825
Other	1,701	1,849
Income taxes payable	1,030	569
Deferred income tax liabilities — current	234	251
Dividends payable	361	382
Accrued and other current liabilities	2,204	2,215
Total current liabilities	10,905	10,601
Long-Term Debt	7,975	8,036
Other Noncurrent Liabilities
Deferred income tax liabilities — noncurrent	1,000	999
Pension and other postretirement benefits — noncurrent	3,100	3,094
Asbestos-related liabilities — noncurrent	1,063	1,079
Other noncurrent obligations	3,284	3,342
Total other noncurrent liabilities	8,447	8,514
Minority Interest in Subsidiaries	378	365
Preferred Securities of Subsidiaries	1,000	1,000
Stockholders’ Equity
Common stock	2,453	2,453
Additional paid-in capital	859	830
Retained earnings (includes cumulative effect of adopting FIN No. 48 of $(290))	17,306	16,987
Accumulated other comprehensive loss	(2,088)	(2,235)
Treasury stock at cost	(1,205)	(970)
Net stockholders’ equity	17,325	17,065
Total Liabilities and Stockholders’ Equity	$46,030	$45,581

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2007	2006
Operating Activities
Net Income Available for Common Stockholders	$973	$1,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	508	494
Provision (credit) for deferred income tax	(43)	95
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(44)	167
Minority interests’ share in income	25	25
Pension contributions	(52)	(57)
Net gain on sales of investments	(26)	(7)
Net gain on sales of property and businesses	(30)	(3)
Other net gain	(34)	(23)
Excess tax benefits from share-based payment arrangements	(9)	(5)
Changes in assets and liabilities:
Accounts and notes receivable	(662)	287
Inventories	(48)	(662)
Accounts payable	(273)	(689)
Other assets and liabilities	251	(137)
Cash provided by operating activities	536	699
Investing Activities
Capital expenditures	(330)	(291)
Proceeds from sales of property and businesses	35	6
Purchase of previously leased assets	(1)	(100)
Investments in nonconsolidated affiliates	(1)	(13)
Distributions from nonconsolidated affiliates	3	4
Proceeds from sale of nonconsolidated affiliate	30	—
Purchases of investments	(367)	(222)
Proceeds from sales and maturities of investments	341	172
Cash used in investing activities	(290)	(444)
Financing Activities
Changes in short-term notes payable	42	28
Payments on long-term debt	(1)	(84)
Purchases of treasury stock	(420)	(313)
Proceeds from sales of common stock	132	36
Excess tax benefits from share-based payment arrangements	9	5
Distributions to minority interests	(22)	(22)
Dividends paid to stockholders	(359)	(324)
Cash used in financing activities	(619)	(674)
Effect of Exchange Rate Changes on Cash	(7)	2
Summary
Decrease in cash and cash equivalents	(380)	(417)
Cash and cash equivalents at beginning of year	2,757	3,806
Cash and cash equivalents at end of period	$2,377	$3,389

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2007	2006
Net Income Available for Common Stockholders	$973	$1,214
Other Comprehensive Income (Loss), Net of Tax
Net unrealized losses on investments	(7)	(4)
Translation adjustments	74	107
Minimum pension liability adjustments	—	(2)
Adjustments to pension and other postretirement benefit plans	38	—
Net gains (losses) on cash flow hedging derivative instruments	42	(33)
Total other comprehensive income	147	68
Comprehensive Income	$1,120	$1,282

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A — CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NOTE B — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006.

On January 1, 2007, the Company adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $290 million reduction of retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $865 million, of which $704 million would impact the effective tax rate, if recognized.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $123 million upon adoption of FIN No. 48.

The tax years 1998-2003 are currently under audit by the U.S. Internal Revenue Service, and the review of these years is expected to be completed during 2007. It is reasonably possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination for Major Tax Jurisdictions at January 1, 2007
1998 – 2006	United States — federal income tax
2001 – 2006	Argentina
Brazil
2002 – 2006	Germany
Italy
United States — state and local income tax
2003 – 2006	Spain
2004 – 2006	Canada
France
Switzerland
2005 – 2006	United Kingdom
2006	The Netherlands

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement, which was effective December 31, 2006 for the Company, required employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. See Note G for the Company’s disclosures related to pension and other postretirement benefits.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

NOTE C — 2006 RESTRUCTURING

On August 29, 2006, the Company’s Board of Directors approved a plan to shut down a number of assets around the world as the Company continues its drive to improve the competitiveness of its global operations. As a consequence of these shutdowns, which are scheduled to be completed by the end of 2008, and other optimization activities, the Company recorded pretax restructuring charges totaling $591 million in the third and fourth quarters of 2006. The charges consisted of asset write-downs and write-offs of $346 million, costs associated with exit or disposal activities of $172 million and severance costs of $73 million. The impact of the charges was shown as “Restructuring charges” in the 2006 consolidated statements of income.

The following table summarizes 2007 activities related to the Company’s restructuring reserve:

Activities Related to 2006 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2006	$171	$69	$240
Cash payments	(1)	(8)	(9)
Reserve balance at March 31, 2007	$170	$61	$231

As a result of the Company’s plans to shutdown assets around the world, and conduct other optimization activities principally in Europe, the restructuring charges recorded in 2006 included severance of $73 million for the separation of approximately 810 employees under the terms of Dow’s ongoing benefit arrangements, primarily over the next two years. As of March 31, 2007, severance of $12 million had been paid to 184 employees, and a liability of $61 million remained for approximately 625 employees.

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

NOTE D — INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	March 31, 2007	Dec. 31, 2006
Finished goods	$3,556	$3,498
Work in process	1,344	1,319
Raw materials	621	672
Supplies	585	569
Total inventories	$6,106	$6,058

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $990 million at March 31, 2007 and $1,092 million at December 31, 2006.

NOTE E — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total
Balance at December 31, 2006	$915	$850	$1,320	$94	$63	$3,242
Additional goodwill related to acquisition of Zhejiang Omex Environmental Engineering Co. LTD	—	2	—	—	—	2
Goodwill related to acquisition of additional 50% interest in Styron Asia Limited	—	—	—	6	—	6
Balance at March 31, 2007	$915	$852	$1,320	$100	$63	$3,250

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2007			At December 31, 2006
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$240	$(148)	$92	$234	$(142)	$92
Patents	148	(120)	28	148	(117)	31
Software	470	(279)	191	452	(269)	183
Trademarks	133	(42)	91	133	(40)	93
Other	110	(55)	55	110	(52)	58
Total	$1,101	$(644)	$457	$1,077	$(620)	$457

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended
In millions	March 31, 2007	March 31, 2006
Other intangible assets, excluding software	$11	$12
Software, included in “Cost of sales”	$10	$10

Total estimated amortization expense for 2007 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2007	$85
2008	$79
2009	$71
2010	$68
2011	$57
2012	$11

NOTE F — COMMITMENTS AND CONTINGENT LIABILITIES

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

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At March 31, 2007, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2007, the Company had accrued obligations of $345 million for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2006, the Company had accrued obligations of $347 million for environmental remediation and restoration costs, including $31 million for the remediation of Superfund sites.

On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. Discussions between the Company and the MDEQ that occurred in 2004 and early 2005 regarding how to proceed with off-site corrective action under the License resulted in the execution of the Framework for an Agreement Between the State of Michigan and The Dow Chemical Company (the “Framework”) on January 20, 2005. The Framework committed the Company to take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River, conduct certain studies, and propose a remedial investigation work plan by the end of 2005. The interim remedial actions required by the Framework are currently underway. The Company submitted Remedial Investigation Work Plans for the City of Midland and for the Tittabawassee River on December 29, 2005. By letters dated March 2, 2006 and April 13, 2006, the MDEQ provided two Notices of Deficiency (“Notices”) to the Company regarding the Remedial Investigation Work Plans. The Company responded, as required, to some of the items in the Notices on May 1, 2006, and as required responded to the balance of the items and submitted revised Remedial Investigation Work Plans on December 1, 2006. On July 12, 2006, the MDEQ approved the sampling for the first six miles of the Tittabawassee River. On December 1, 2006, the MDEQ approved the Sampling and Analysis Plan in Support of Bioavailability Study for Midland (the “Plan”). The results of the Plan were provided to the MDEQ on March 22, 2007. The MDEQ is requiring the Company to implement Interim Response Activities and Pilot Corrective Action Plans in specific areas in and along the Tittabawassee River, where elevated levels of dioxins and furans were found during the investigation of the first six miles of the river. Implementation will occur as soon as the MDEQ approves the final plans and schedules, and as necessary permits are issued. The Framework also contemplates that the Company, the State of Michigan and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. The Company and the governmental parties began to meet in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. At the end of 2006, the Company had an accrual for off-site corrective action of $7 million (included in the total accrued obligation of $347 million at December 31, 2006) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At March 31, 2007, the accrual for off-site corrective action was $9 million (included in the total accrued obligation of $345 million at March 31, 2007).

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

In November 2005, Union Carbide requested ARPC to review Union Carbide’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide’s own review of the asbestos claim and resolution activity and ARPC’s response, Union Carbide determined that no change to the accrual was required. At December 31, 2005, Union Carbide’s asbestos-related liability for pending and future claims was $1.5 billion.

In November 2006, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against Union Carbide and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2005 study, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

Based on ARPC’s December 2006 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which covers the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and was shown as “Asbestos-related credit” in the consolidated statements of income for 2006. At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims.

Based on Union Carbide’s review of 2007 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2007. Union Carbide’s asbestos-related liability for pending and future claims was $1.2 billion at March 31, 2007. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the first quarter of 2007, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $484 million at March 31, 2007 and $495 million at December 31, 2006. At March 31, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2007	Dec. 31, 2006
Receivables for defense costs	$35	$34
Receivables for resolution costs	265	266
Total	$300	$300

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $17 million in the first quarter of 2007 and $14 million in the first quarter of 2006, and was reflected in “Cost of sales.”

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

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million) on the Dow Entities. Several other companies were also named and fined. Subsequently, the Company has been named in various related U.S. civil actions. In the fourth quarter of 2006, the Company recognized a loss contingency of $85 million related to the fine. The Company has appealed the EC’s decision.

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, but only in its capacity as a former joint venture owner of DDE. The Company transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). Based on agreements reached between the Company and DuPont in 2004, DuPont will manage DPE’s response to this Statement of Objections. Further, based on the Company’s allocation agreement with DuPont, it is the opinion of the Company’s management that the possibility is remote that its financial responsibility with respect to any potential DDE liabilities will have a material adverse impact on the Company’s consolidated financial statements.

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

Purchase Commitments

The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined on a cost-of-service basis, which, in addition to covering all operating expenses and debt service costs, provides the owners of the manufacturing plants with a specified return on capital. Total purchases under these agreements were $1,356 million in 2006, $1,175 million in 2005 and $1,063 million in 2004. The Company’s commitments at December 31, 2006 associated with these agreements are included in the table below.

The Company also has various commitments for take or pay and throughput agreements. Such commitments are at prices not in excess of current market prices. The terms of all but one of these agreements extend from one to 25 years. One agreement has terms extending to 80 years. The determinable future commitment for this agreement is included for 10 years in the following table which presents the fixed and determinable portion of obligations under the Company’s purchase commitments at December 31, 2006:

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

Guarantees

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to eight years, and trade financing transactions in Latin America and Asia Pacific, which typically expire within one year of their inception.

Residual Value Guarantees

The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2007 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$345	$18
Residual value guarantees	2015	1,045	6
Total guarantees		$1,390	$24

Guarantees at December 31, 2006 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$340	$20
Residual value guarantees	2015	1,044	6
Total guarantees		$1,384	$26

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $104 million at March 31, 2007 and $106 million at December 31, 2006. The discount rate used to calculate the Company’s asset retirement obligation was 4.6 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE G — PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans In millions	Three Months Ended
	March 31, 2007	March 31, 2006
Defined Benefit Pension Plans:
Service cost	$71	$70
Interest cost	217	204
Expected return on plan assets	(291)	(273)
Amortization of prior service cost	6	5
Amortization of net loss	49	54
Termination benefits/curtailment costs	1	—
Net periodic benefit cost	$53	$60

Other Postretirement Benefits:
Service cost	$5	$6
Interest cost	28	29
Expected return on plan assets	(9)	(7)
Amortization of prior service credit	(1)	(2)
Amortization of net loss	1	2
Net periodic benefit cost	$24	$28

NOTE H — STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plans (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”), and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan.

During the first quarter of 2007, employees subscribed to the right to purchase 5.3 million shares with a weighted-average exercise price of $30.81 per share and a weighted-average fair value of $10.62 per share under the ESPP. Total unrecognized compensation cost related to ESPP purchase rights was $45 million at March 31, 2007 and is expected to be recognized over a weighted-average period of 4.6 months.

During the first quarter of 2007, the Company granted the following stock-based compensation awards to employees under the 1988 Plan:

•                  7.6 million stock options with a weighted-average exercise price of $43.59 per share and a weighted-average fair value of $9.81 per share. Total unrecognized compensation cost related to unvested stock options was $106 million at March 31, 2007 and is expected to be recognized over a weighted-average period of 1.0 years.

•                  1.8 million shares of deferred stock with a weighted-average fair value of $43.58 per share. Total unrecognized compensation cost related to deferred stock awards was $163 million at March 31, 2007 and is expected to be recognized over a weighted-average period of 1.94 years.

•                  1.0 million shares of performance deferred stock with a weighted-average fair value of $43.59 per share. Total unrecognized compensation cost related to performance deferred stock awards was $75 million at March 31, 2007 and is expected to be recognized over a weighted-average period of 1.02 years.

During the first quarter of 2007, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan:

•                  48,400 stock options with a weighted-average fair value of $9.83 per share.

•                  9,200 shares of restricted stock with a weighted-average fair value of $41.97 per share.

NOTE I — EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$973	$973	$1,214	$1,214
Weighted-average common shares outstanding	963.2	963.2	967.9	967.9
Add dilutive effect of stock options and awards	—	12.7	—	12.8
Weighted-average common shares for EPS calculations	963.2	975.9	967.9	980.7
Earnings per common share	$1.01	$1.00	$1.25	$1.24
Stock options and deferred stock awards excluded from EPS calculations (1)		22.2		14.9

(1)             Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE J — OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Corporate Profile

Dow is a diversified chemical company that offers a broad range of innovative chemical, plastic and agricultural products and services to customers in more than 175 countries, helping them to provide everything from fresh water, food and pharmaceuticals to paints, packaging and personal care. In 2006, Dow had annual sales of $49 billion and employed approximately 42,600 people worldwide. The Company has 150 manufacturing sites in 37 countries and produces more than 3,100 products. The following descriptions of the Company’s operating segments include a representative listing of products for each business.

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

•                  Products: EQUIFOAM™ comfort products; ETHAFOAM™ polyethylene foam; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; IMMOTUS™ acoustic panels; INSTA-STIK™ roof insulation adhesive; QUASH™ sound management foam; SARAN™ vapor retarder film and tape; STYROFOAM™ brand insulation products (including XPS and polyisocyanurate rigid foam sheathing products); SYMMATRIX™ oriented composites; SYNERGY™ soft touch foam; TILE BOND™ roof tile adhesive; TRYMER™ polyisocyanurate foam pipe insulation; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Epoxy is a leading global producer of epoxy resins, intermediates and specialty resins for a wide range of industries and applications such as coatings, electrical laminates, civil engineering, adhesives and composites. With plants strategically located across four continents, the business is focused on providing customers around the world with differentiated solution-based epoxy products and innovative technologies and services.

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

•                  Products: ENFORCER™ Technology and ENHANCER™ Technology for polyurethane carpet and turf backing; ISONATE™ MDI; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; SPECFLEX™ copolymer polyols; SYNTEGRA™ waterborne polyurethane dispersions; VORACOR™, VORALAST™, VORALUX™ and VORASTAR™ polyurethane systems; VORANATE™ isocyanate; VORANOL™ and VORANOL™ VORACTIV™ polyether and copolymer polyols

Specialty Plastics and Elastomers is a business portfolio of specialty products including a broad range of engineering plastics and compounds, performance elastomers and plastomers, specialty copolymers, synthetic rubber, polyvinylidene chloride resins and films (PVDC), and specialty film substrates. The business serves such industries as automotive, civil construction, wire and cable, building and construction, consumer electronics and appliances, food and specialty packaging, and footwear.

•                  Products: AFFINITY™ polyolefin plastomers (POPs); AMPLIFY™ functional polymers; CALIBRE™ polycarbonate resins; DOW XLA™ elastic fiber; EMERGE™ advanced resins; ENGAGE™ polyolefin elastomers; FLEXOMER™ very low density polyethylene (VLDPE) resins; INTEGRAL™ adhesive films; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; NORDEL™ hydrocarbon rubber; PELLETHANE™ thermoplastic polyurethane elastomers; PRIMACOR™ copolymers; PROCITE™ window envelope films; PULSE™ engineering resins; REDI-LINK™ polyethylene-based wire & cable insulation compounds; SARAN™ PVDC resin and SARAN™ PVDC film ; SARANEX™ barrier films; SI-LINK™ polyethylene-based low voltage insulation compounds; TRENCHCOAT™ protective films; TYRIL™ SAN resins; TYRIN™ chlorinated polyethylene; UNIGARD™ HP high-performance flame-retardant compounds; UNIGARD™ RE reduced emissions flame-retardant compounds; UNIPURGE™ purging compound; VERSIFY™ plastomers and elastomers; ZETABON™ coated metal cable armor

The Technology Licensing and Catalyst business includes licensing and supply of related catalysts, process control software and services for the UNIPOL™ polypropylene process, the METEOR™ process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO™ process for oxo alcohols, the QBIS™ bisphenol A process, and Dow’s proprietary technology for production of purified terephthalic acid (PTA). Licensing of the UNIPOL™ polyethylene process and sale of related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture of Union Carbide.

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

•                  Products and Services: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company, a wholly owned subsidiary of Dow; CELLOSIZE™ hydroxyethyl cellulose; Chiral compounds and biocatalysts; CYCLOTENE™ advanced electronics resins; DOW™ latex powders; DOWEX™ ion exchange resins; ETHOCEL™ ethylcellulose resins; FILMTEC™ membranes; FORTEFIBER™ soluble dietary fiber; Hydrocarbon resins; Industrial biocides; METHOCEL™ cellulose ethers; OMEXELL™ ultrafiltration; OMEXELL™ electrodeionization; Pfenex Expression Technology™; POLYOX™ water-soluble resins; Quaternaries; SILK™ semiconductor dielectric resins

The Dow Latex business is a major global supplier of latexes, for a wide range of industries and applications. It provides the broadest line of styrene/butadiene (S/B) products supporting customers in paper and paperboard (for magazines, catalogues and food packaging) applications, and the carpet and floor covering industry. UCAR Emulsion Systems (UES) manufactures and sells acrylic, vinyl acrylic, vinyl acetate ethylene (VAE), and S/B and styrene acrylic latexes and NEOCAR™ branched vinyl ester latexes for use in the architectural and industrial coatings, adhesives, construction products such as caulks and sealants, textile, and traffic paint. It also offers the broadest product range in the dispersion area and produces and markets UCAR™ POLYPHOBE™ rheology modifiers.

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

•                  Products: Acrylic acid/Acrylic esters; AMBITROL™ and NORKOOL™ industrial coolants; Butyl CARBITOL™ and Butyl CELLOSOLVE™ ethylene oxide; CARBOWAX™ and CARBOWAX™ SENTRY™ polyethylene glycols and methoxypolyethylene glycols; Diphenyloxide; DOW™ polypropylene glycols; DOWCAL™, DOWFROST™, DOWTHERM™, SYLTHERM and UCARTHERM™ heat transfer fluids; DOWFAX™, TERGITOL™ and TRITON™ surfactants; Ethanolamines; Ethyleneamines; Isopropanolamines; MAXIBOOST™ cleaning boosters; MAXICHECK™ solvent analysis test kits; MAXISTAB™ stabilizers; Propylene oxide-based glycol ethers; SAFE-TAINER™ closed-loop delivery system; SYNALOX™ lubricants; UCAR™ deicing fluids; UCARKLEAN™ amine management; UCARSOL™ formulated solvents; UCON™ fluids; VERSENE™ chelating agents; Fine and specialty chemicals from the Dow Haltermann Custom Processing business; Test and reference fuels, printing ink distillates, pure hydrocarbons and esters, and derivatives from Haltermann Products, a wholly owned subsidiary of Dow

The Performance Chemicals segment also includes the results of Dow Corning Corporation, and a portion of the results of the OPTIMAL Group and the Siam Group, all joint ventures of the Company.

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

•                  Products: CLINCHER™ herbicide; DITHANE™ fungicide; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide, HERCULEX™ I insect protection; HERCULEX™RW insect protection; HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ brand cottonseeds; PROFUME™ gas fumigant; SENTRICON™ termite colony elimination system; STARANE™ herbicide;STINGER™ herbicide; SURPASS™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

BASIC PLASTICS

Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe • textiles • toys, playground equipment and recreational products • wire and cable compounds

The Polyethylene business is the world’s leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and process technologies, the business offers customers one of the industry’s broadest ranges of polyethylene resins via a strong global network of local experts focused on partnering for long-term success.

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

HYDROCARBONS AND ENERGY

Applications: polymer and chemical production • power

The Hydrocarbons and Energy business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, power and steam principally for use in Dow’s global operations. The business regularly sells its byproducts; the business also buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Dow is the world leader in the production of olefins and aromatics.

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

Operating Segments In millions	Three Months Ended
	March 31, 2007	March 31, 2006
Sales by operating segment
Performance Plastics	$3,529	$3,493
Performance Chemicals	2,002	1,886
Agricultural Sciences	1,036	961
Basic Plastics	2,894	2,797
Basic Chemicals	1,271	1,368
Hydrocarbons and Energy	1,612	1,420
Unallocated and Other	88	95
Total	$12,432	$12,020
EBIT (1) by operating segment
Performance Plastics	$441	$726
Performance Chemicals	312	301
Agricultural Sciences	282	216
Basic Plastics	527	476
Basic Chemicals	134	154
Hydrocarbons and Energy	—	(2)
Unallocated and Other	(257)	(134)
Total	$1,439	$1,737
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBIT)
Performance Plastics	$26	$21
Performance Chemicals	105	69
Basic Plastics	54	26
Basic Chemicals	75	28
Hydrocarbons and Energy	15	22
Unallocated and Other	(1)	2
Total	$274	$168

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

	Three Months Ended
In millions	March 31, 2007	March 31, 2006
EBIT	$1,439	$1,737
+ Interest income	40	42
- Interest expense and amortization of debt discount	146	156
- Provision for income taxes	335	384
- Minority interests’ share in income	25	25
Net Income Available for Common Stockholders	$973	$1,214

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first quarters of 2007 and 2006 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended
In millions	March 31, 2007	March 31, 2006
Sales by geographic area
United States	$4,109	$4,735
Europe	5,013	4,247
Rest of World	3,310	3,038
Total	$12,432	$12,020

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

OVERVIEW

•                  The Company delivered solid results in the first quarter of 2007 with record first quarter sales of $12.4 billion — just below Dow’s quarterly record of $12.5 billion achieved in the second quarter of 2006.

•                  The results for the first quarter of 2007 demonstrated, once again, the value of the Company’s balanced portfolio, as weakness in North America was more than offset by growth in the rest of the world, and as improvement in the results of some of the Company’s operating segments mitigated declines in others.

•                  Dow’s plants ran well during the quarter, delivering an operating rate of 87 percent of capacity.

•                  Feedstock and energy costs, which account for almost half of Dow’s total costs, declined approximately $90 million (approximately 2 percent) from the first quarter of 2006. This was just the second year-over-year reduction in these costs since the second quarter of 2002.

•                  Operating expenses rose during the first quarter of 2007, but remained low as a percent of total sales as Dow continued the disciplined implementation of its growth strategy.

•                  Continuing the trend of recent years, Dow’s nonconsolidated affiliates contributed significantly to the overall results of the Company.

•                  Capital spending was on target; debt as a percent of total capitalization was unchanged from year-end 2006; and the Company continued to purchase shares under its share repurchase programs.

Selected Financial Data In millions, except per share amounts	Three Months Ended
	March 31, 2007	March 31, 2006
Net sales	$12,432	$12,020

Cost of sales	$10,605	$9,803
Percent of net sales	85.3%	81.6%

Research and development, and selling, general and administrative expenses	$720	$666
Percent of net sales	5.8%	5.5%

Effective tax rate	25.1%	23.7%

Net income available for common stockholders	$973	$1,214

Earnings per common share — basic	$1.01	$1.25
Earnings per common share — diluted	$1.00	$1.24

Operating rate percentage	87%	84%

RESULTS OF OPERATIONS

Net sales for the first quarter of 2007 were $12.4 billion, up 3 percent from $12.0 billion in the first quarter of last year. Compared with the same quarter of 2006, prices rose 2 percent, and volume increased 1 percent. Prices improved in all operating segments, except Basic Chemicals, led by a 6 percent improvement in prices in Performance Plastics and Hydrocarbons and Energy and a 3 percent improvement in Performance Chemicals. Prices were up 1 percent in Agricultural Sciences and Basic Plastics, while Basic Chemicals reported a decline in prices of 4 percent. From a geographic standpoint, price declines in North America were more than offset by higher prices in all other geographic areas, with the most significant increases reported in Europe (where currency accounted for approximately two-thirds of the increase) and Asia Pacific. Compared with the first quarter of last year, the change in volume by operating segment was mixed, with declines in Performance Plastics (due to significant technology licensing revenue in the first quarter of last year) and Basic Chemicals, offset by increases in the other operating segments. Volume was particularly strong in Agricultural Sciences (up 7 percent) and Hydrocarbons and Energy (up 8 percent). By geographic area, volume growth in Asia Pacific, Latin America and Europe offset declines in North America related to significantly lower technology licensing revenue and softness in residential construction and the automotive industry. For additional details regarding the change in net sales, see the Sales Volume and Price table at the end of the section entitled “Segment Results.”

Gross margin was $1.8 billion for the first quarter of 2007, down from $2.2 billion in the first quarter of last year. Despite higher sales and lower hydrocarbon and energy (“H&E”) costs of approximately $90 million, gross margin declined versus the first quarter of last year due to lower technology licensing revenue, higher non-H&E raw material costs, the unfavorable impact of currency on cost, lower H&E hedging results and increased freight costs.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 87 percent in the first quarter of 2007, up from 84 percent in the first quarter of 2006. The Company’s operating rate for the first quarter of last year reflected the impact of planned maintenance turnarounds at several of Dow’s manufacturing facilities.

Personnel count was 42,755 at March 31 2007, up from 42,578 at December 31, 2006 and 42,247 at March 31, 2006. Headcount increased from year-end 2006 due to the addition of research and development employees in India and China in support of the Company’s growth initiatives and the addition of temporary (seasonal) employees within Agricultural Sciences. Compared with the first quarter of 2006, headcount increased principally due to the addition of approximately 550 employees associated with the third quarter of 2006 acquisition of Zhejiang Omex Environmental Engineering Co. LTD. Headcount is expected to decline over the next few years, due to the shutdown of several manufacturing facilities around the world. See Note C to the Consolidated Financial Statements for information regarding shutdowns announced in the third quarter of 2006.

Operating expenses (research and development, and selling, general and administrative expenses) totaled $720 million in the first quarter of 2007, up $54 million or 8 percent, from $666 million in the first quarter of last year. Compared with last year, research and development (“R&D”) expenses increased $24 million, and selling, general and administrative (“SG&A”) expenses increased $30 million. Approximately 75 percent of the increase in operating expenses was related to planned spending for growth initiatives and product development in the Performance businesses, consistent with the Company’s strategy. Despite these increases, operating expenses remained low as a percentage of net sales.

Amortization of intangibles was $11 million in the first quarter of 2007, down slightly from $12 million in the first quarter of last year. See Note E to the Consolidated Financial Statements for additional information on intangible assets.

Dow’s share of the earnings of nonconsolidated affiliates was $274 million in the first quarter of 2007, compared with $168 million in the first quarter of last year. Compared with the same quarter of last year, earnings improved at the OPTIMAL Group (“OPTIMAL”); Dow Corning Corporation (“Dow Corning”); Siam Polyethylene Company Limited (“Siam Polyethylene”); EQUATE Petrochemical Company K.S.C. (“EQUATE”); and Univation Technologies, LLC. Results from OPTIMAL and EQUATE were lower in the first quarter of last year due to planned maintenance turnarounds at those joint ventures.

Sundry income — net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income — net for the first quarter of 2007 was $69 million, compared with $30 million in the same quarter of 2006, and reflected the impact of small gains on the sale of assets and favorable foreign exchange hedging results.

Net interest expense (interest expense less capitalized interest and interest income) was $106 million in the first quarter of 2007, compared with $114 million in the first quarter of last year. Compared with last year, net interest expense was down principally due to lower interest expense, reflecting a significant reduction in total debt.

The effective tax rate for the first quarter of 2007 was 25.1 percent, versus 23.7 percent for the first quarter of 2006. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. The tax rate for the first quarter of 2006 was favorably impacted by the closure of tax audit issues in the United States.

Net income available for common stockholders was $973 million or $1.00 per share for the first quarter of 2007, compared with $1,214 million or $1.24 per share for the first quarter of 2006.

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

PERFORMANCE PLASTICS

Performance Plastics sales were $3,529 million for the first quarter of 2007, up 1 percent from $3,493 million in the first quarter of 2006. Prices increased 6 percent, including a 3 percent favorable currency impact, while volume declined 5 percent. The decline in volume was due to significant technology lump sum licensing revenue in the first quarter of 2006 which did not recur in the first quarter of 2007. EBIT for the segment totaled $441 million in the first quarter, down from $726 million in the same period of last year. The decline in EBIT was driven by lower technology licensing revenue, coupled with higher raw material costs and increased spending related to growth initiatives and product development.

Dow Automotive sales for the first quarter of 2007 were up 8 percent from a year ago. Compared with the first quarter of 2006, volume improved 4 percent despite weakness in the North American automotive industry, as solid volume gains in all other geographic areas more than compensated for the decline in North America. Prices were up in Europe, due to the favorable impact of currency, and stable versus the same quarter of last year in all other geographic areas. Despite the increase in sales, EBIT for the business declined from the first quarter of last year principally due to higher raw material costs.

Dow Building Solutions sales for the first quarter of 2007 improved 6 percent versus the same quarter of last year as prices, including the favorable impact of currency, rose 7 percent and volume declined 1 percent. Continued softness in the U.S. residential construction industry was offset by growth in all other geographic areas and particular strength in Europe where mild winter weather contributed to an early start to the building season. Compared with the first quarter of last year, EBIT declined due to higher raw material costs and increased spending on new product development and growth initiatives.

Dow Epoxy sales for the first quarter were up 21 percent from the first quarter of 2006 driven by a 17 percent improvement in price and a 4 percent increase in volume. Strength in pricing was broad-based with double-digit increases recorded in all geographic areas. Volume growth was also widespread as demand remained strong for coatings, adhesives and civil engineering applications. Despite rising raw material costs, EBIT improved significantly versus in the first quarter of last year due to the improvement in sales.

Polyurethanes and Polyurethane Systems sales for the quarter were up 9 percent from the first quarter of 2006. Volume was up 5 percent, while prices increased 4 percent (largely due to the favorable impact of currency). Volume was strong across the business’ product portfolio with particular strength in Polyurethane Systems, especially in Europe. Increasing tightness in industry supply/demand balances enabled limited price improvement versus the same period last year. Despite higher sales, EBIT was down from the first quarter of 2006 due to higher raw material costs and an increase in research and development expenses.

Specialty Plastics and Elastomers achieved a new quarterly sales record in the first quarter of 2007, as sales improved 10 percent versus the first quarter of 2006, with 6 percent volume growth and a 4 percent increase in prices (largely due to the favorable impact of currency). Overall business conditions were solid with particular strength noted in the developing regions of Eastern Europe, China and Brazil, where infrastructure continues to expand and demand for Specialty Plastics and Elastomers products remains strong. Record level EBIT was also achieved by the business in the first quarter of 2007, as the improvement in sales more than offset the impact of higher raw material costs and increased operating expenses.

Technology Licensing and Catalyst sales vary from period to period due to the nature of the business. Sales for the first quarter of 2007 were down significantly due to lump sum technology licensing revenue in the first quarter of 2006. The decline in revenue also resulted in a significant decline in EBIT for the business.

PERFORMANCE CHEMICALS

Performance Chemicals sales were $2,002 million for the first quarter of 2007, up 6 percent from $1,886 million in the first quarter of last year. Compared with last year, prices were up 3 percent, principally due to the favorable impact of currency in Europe, while volume increased 3 percent over the strong levels of the same quarter of 2006. EBIT for the first quarter was $312 million, up from $301 million in the first quarter of 2006, as the increase in sales and higher equity earnings from Dow Corning more than offset increases in raw material costs and operating expenses.

Designed Polymers sales for the first quarter of 2007 were up 13 percent from the same quarter last year on an 11 percent improvement in volume. Volume was strong in all geographic areas and across product lines with gains in biocides, Dow Water Solutions, and Specialty Polymers. Compared with the first quarter of last year, EBIT declined slightly as higher raw material costs and operating expenses offset the increase in volume. On December 18, 2006, Dow and the Bayer Group announced that Dow will acquire Bayer’s Wolff Walsrode business group, subject to regulatory approval. The approval process continued through the first quarter of 2007.

Dow Latex sales for the quarter were down 1 percent from the first quarter of 2006, as a 7 percent increase in prices (approximately half due to currency in Europe) was offset by an 8 percent decline in volume. Volume was down in all geographic areas, except Latin America where volume was strong across the various latex offerings. Demand for coated paper continued to be soft as alternatives, such as lightweight paper and Internet communication, gain popularity. Demand for carpet and architectural coatings was also lower, due to softness in the North American housing industry. EBIT declined significantly from last year due to the decline in sales, lower operating rates and increased raw material costs.

Specialty Chemicals sales were up 8 percent versus the first quarter of 2006, principally due to an increase in volume. Volume was especially strong in Europe and Asia Pacific and across most business units within Specialty Chemicals. EBIT was up from last year as the increase in sales and higher equity earnings from OPTIMAL more than offset higher raw material costs.

AGRICULTURAL SCIENCES

Sales for the Agricultural Sciences segment were $1,036 million in the first quarter of 2007, up 8 percent from $961 million in the first quarter of last year, with a 7 percent increase in volume and a 1 percent increase in price (reflecting the favorable impact of currency in Europe). Volume was especially strong in Europe for cereals and oil seed rape herbicides due to an early spring and higher commodity prices for crops, which resulted in an increase in acreage planted. Brazil also reported significant volume growth versus the same period last year due to improved economic conditions for farmers. In the United States, volume was down due to a delayed spring season. Strong sales of new products — penoxsulam rice herbicide and aminopyralid herbicide for range and pasture — further supported the increase in volume. EBIT for the first quarter of 2007 was $282 million, up from $216 million in the first quarter of 2006, due to the increase in sales, favorable product mix and lower operating expenses.

BASIC PLASTICS

Basic Plastics sales for the first quarter of 2007 were $2,894 million, up 3 percent from $2,797 million in the first quarter of last year. Compared with the first quarter of 2006, volume improved 2 percent and prices rose 1 percent, as the favorable impact of currency in Europe offset declines in price. EBIT for the first quarter was $527 million, up from $476 million in the first quarter of 2006. EBIT improved due to the increase in sales, as well as lower feedstock and energy costs and higher equity earnings from EQUATE, Siam Polyethylene, and Equipolymers.

Polyethylene sales were up 1 percent from the first quarter of 2006, as volume growth of 4 percent was offset by a 3 percent decline in prices. Compared with the first quarter of last year, volume improved in all geographic areas as customers began to replenish inventories that were depleted during the third and fourth quarters of 2006 when customers delayed purchases in anticipation of lower prices due to declining feedstock costs. Prices were down 3 percent from the first quarter of last year, as price increases outside of North America were more than offset by double-digit price declines in North America versus the higher prices of a year ago following the hurricanes. EBIT for the business improved significantly from 2006 as lower feedstock and energy costs and improved equity earnings from EQUATE and Siam Polyethylene — both of which had planned maintenance turnarounds in the first quarter of 2006 — more than offset the decline in prices.

Polypropylene sales were down 5 percent from the first quarter of 2006 as volume declined 9 percent and prices rose 4 percent due to the impact of currency in Europe. Compared with the first quarter of last year, volume in the United States was up almost 6 percent from last year’s very low level. While industry demand remained strong in Europe, tight propylene supply and the sale of the Company’s Safripol business in South Africa resulted in significantly lower volumes. EBIT declined from the first quarter of 2006, principally due to lower sales and higher feedstock and energy costs.

Polystyrene sales for the first quarter of 2007 were up 23 percent, as prices rose 18 percent and volume increased 5 percent. Prices were significantly higher in all geographic areas due to rising feedstock and energy costs. Compared with the first quarter of last year, the improvement in volume was primarily due to the consolidation of the SAL Petrochemical (Zhangjiagang) Company Limited, after the Company acquired the remaining 50 percent interest in this joint venture in the first quarter of 2007. In North America, volume was down from the same period last year, reflecting the closure of the Company’s polystyrene manufacturing facility at Sarnia, Ontario, Canada in the fourth quarter of 2006. In Europe, volume improved due to asset shutdowns within the industry during 2006 and continued strong demand in Eastern Europe. EBIT for the first quarter of 2007 improved as the higher selling prices negated a significant increase in feedstock and energy costs.

BASIC CHEMICALS

First quarter of 2007 sales for the Basic Chemicals segment were $1,271 million, down 7 percent from $1,368 million in the first quarter of last year. Prices declined 4 percent versus the first quarter of last year due to lower vinyl chloride monomer prices, a result of reduced demand in the polyvinyl chloride industry, as well as an increase in global supply. Caustic soda prices were also down in the first quarter versus the very high levels of a year ago, which were the result of lingering effects of the U.S. Gulf Coast hurricanes. Volume decreased 3 percent versus the first quarter of last year, primarily due to lower sales of ethylene glycol related to maintenance outages in Seadrift, Texas, and Taft, Louisiana, as well as the restructuring of certain sales agreements in the Ethylene Oxide / Ethylene Glycol business. Volume was also impacted by the shutdown of the Company’s chlor-alkali facilities in Canada in the third quarter of last year. Solvents and Intermediates reported significant improvement in both price and volume outside North America, reflecting solid demand for coatings applications. EBIT for the first quarter of 2007 was $134 million, down from $154 million in the same quarter of 2006. Compared with last year, EBIT declined as the impact of lower selling prices more than offset the benefit of lower feedstock and energy costs and higher equity earnings from EQUATE, OPTIMAL and MEGlobal.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales for the first quarter of 2007 were $1,612 million, up 14 percent from $1,420 million in the first quarter of last year, with an 8 percent improvement in volume and a 6 percent increase in prices (including the favorable impact of currency in Europe, which accounted for approximately half of the increase in price). Compared with the first quarter of 2006, prices rose for certain derivative products and, as a result, the business increased sales of those products, more than offsetting a decline in sales of refinery products.

Overall, purchased feedstock and energy costs declined almost 2 percent, compared with the same period of last year. This is only the second year-over-year reduction in purchased feedstock and energy costs since the second quarter of 2002.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at cost. As a result, EBIT for this operating segment was at or near breakeven for the three months ended March 31, 2007 and 2006.

UNALLOCATED AND OTHER

Sales for Unallocated and Other, which primarily relate to the Company’s insurance operations, were $88 million in the first quarter of 2007, down from $95 million in the same period of 2006.

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

EBIT for the first quarter of 2007 was a loss of $257 million, compared with a loss of $134 million for the first quarter of 2006. Compared with the same quarter of last year, EBIT for the first quarter of 2007 reflected higher performance-based compensation expense (including stock-based compensation) of $55 million and the impact of approximately $40 million in tax contingencies related to franchise taxes.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended March 31, 2007
Percentage change from prior year	Volume	Price	Total
Operating segments
Performance Plastics	(5)%	6%	1%
Performance Chemicals	3	3	6
Agricultural Sciences	7	1	8
Basic Plastics	2	1	3
Basic Chemicals	(3)	(4)	(7)
Hydrocarbons and Energy	8	6	14
Total	1%	2%	3%
Geographic area sales
United States	(7)%	(6)%	(13)%
Europe	7	11	18
Rest of World	6	3	9
Total	1%	2%	3%

OUTLOOK

Overall global GDP growth is expected to be quite healthy in 2007, above 3 percent. The United States is expected to show slower growth than in 2006, principally because of weakness in residential construction and the automotive industry, although growth may improve later in the year as these industries stabilize. Growth in Europe is expected to be solid, with stronger growth in the emerging regions. Steady growth is expected to continue in Japan, while China will again post very high growth.

The outlook for the chemical industry remains positive, as continued global GDP growth drives higher demand for the chemical industry, especially in China and other emerging regions of the world. With supply growth limited, industry supply and demand should remain balanced, particularly in the ethylene chain. The chlor-alkali industry continues at or above cycle-average margins globally, but will likely decline during the year, impacted by capacity additions in late 2007.

Continued volatility in feedstock and energy costs adds uncertainty to the profit outlook. Oil and natural gas are expected to remain volatile, with that volatility accentuated by geopolitical uncertainties, particularly for oil. Based on market projections, Brent crude is expected to trade in the high $60 per barrel range in 2007, while U.S. natural gas is expected to range between $7.50 and $8.00 per MMBtu through the fall, rising above $8.00 in the winter months.

With the surge in feedstock costs that began mid-way through the first quarter of 2007, Dow’s purchased feedstock and energy costs are expected to increase several hundred million dollars in the second quarter over the first quarter.

While many of the Company’s businesses have positive price momentum going into the second quarter, it is too soon to tell if the price increases will be sufficient to fully offset the higher raw material costs. Given the strength of the global economy, solid year-over-year volume growth is expected for most of Dow’s businesses, although weakness in North American housing and automotive industries and slower consumer spending may continue to present challenges.

An excellent year is expected for Agricultural Sciences, although second quarter results will likely be dampened by the accelerated planting schedule in the first quarter, which resulted in very strong volumes, particularly in Europe.

Second quarter is typically the middle of the season for planned maintenance turnarounds. As a result, turnaround costs are expected to be significantly higher in the second quarter than in first quarter of this year and higher than in the second quarter of last year.

Overall, the results for the first quarter of 2007 reinforce the Company’s view that 2007 will be another solid year for Dow and that its strategy will continue to maximize shareholder value for the long term.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	March 31, 2007	March 31, 2006
Cash provided by (used in):
Operating activities	$536	$699
Investing activities	(290)	(444)
Financing activities	(619)	(674)
Effect of exchange rate changes on cash	(7)	2
Net change in cash and cash equivalents	$(380)	$(417)

Cash provided by operating activities decreased in the first three months of 2007 compared with the same period last year due primarily to lower earnings.

Cash used in investing activities in the first three months of 2007 declined compared with the same period last year as cash used for investing activities in the first quarter of 2006 included $100 million for the purchase of previously leased assets. In addition, cash used in investing activities in the first quarter of 2007 reflected proceeds of $30 million from the sale of a nonconsolidated affiliate.

Cash used in financing activities in the first three months of 2007 decreased compared with the same period last year due to lower payments on long-term debt and higher proceeds from sales of common stock (related to the exercise of stock options and the Employees’ Stock Purchase Plan), which more than offset increases in purchases of treasury stock (related to share repurchase programs) and dividends paid to shareholders.

On August 29, 2006, the Board of Directors approved a plan to shut down a number of the Company’s manufacturing facilities. The shutdowns are scheduled to be completed by the end of 2008, resulting in cash expenditures of approximately $240 million over the next few years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). Dow expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities, and pension plan settlement costs. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	March 31, 2007	Dec. 31, 2006
Current assets	$17,824	$17,209
Current liabilities	10,905	10,601
Working capital	$6,919	$6,608
Current ratio	1.63:1	1.62:1
Days-sales-outstanding-in-receivables	39	39
Days-sales-in-inventory	61	63

Total Debt In millions	March 31, 2007	Dec. 31, 2006
Notes payable	$307	$219
Long-term debt due within one year	1,367	1,291
Long-term debt	7,975	8,036
Total debt	$9,649	$9,546
Debt as a percent of total capitalization	34.0%	34.1%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At March 31, 2007, there were no commercial paper borrowings outstanding. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available $3 billion 5-year revolving credit facility with various U.S. and foreign banks. This credit facility matures in April 2011.

At March 31, 2007, the Company had $3.5 billion of SEC-registered securities available for issuance under U.S. shelf registrations, Euro 1.5 billion (approximately $2.0 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $424 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on August 8, 2006. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 23, 2007. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At March 31, 2007, the Company was in compliance with all of these covenants and default provisions.

On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007 (the “2005 Program”). During the first quarter of 2007, the Company purchased 6,201,593 shares of the Company’s common stock under the 2005 Program, bringing the program to a close. On October 26, 2006, the Company announced that its Board of Directors had approved a new share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock (the “2006 Program”). Purchases under the 2006 Program began in March 2007, following the completion of the 2005 Program. During March 2007, the Company purchased 3,071,007 shares of the Company’s common stock under the 2006 Program. See PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Contractual Obligations

There have been no material changes in the Company’s contractual obligations or commercial commitments since December 31, 2006.

The Company also had outstanding guarantees at March 31, 2007. Additional information related to these guarantees can be found in the “Guarantees” table provided in Note F to the Consolidated Financial Statements.

Dividends

On February 15, 2007, the Company declared a quarterly dividend of $0.375 per share, payable on April 30, 2007, to stockholders of record on March 30, 2007. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 95-year period, Dow has increased the amount of the quarterly dividend 46 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On April 26, 2007, the Board of Directors announced a 12 percent increase in future dividends of the Company, raising the quarterly dividend from $0.375 per share to $0.42 per share. Payment of the first quarter dividend on April 30, 2007 will remain at the current rate of $0.375 per share. Future dividends will be at the higher rate.

OTHER MATTERS

Recent Accounting Pronouncements

See Note B to the Consolidated Financial Statements for a summary of recent accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 10-K. Since December 31, 2006, there have been no material changes in the Company’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2007	2006
Claims unresolved at January 1	111,887	146,325
Claims filed	3,085	5,402
Claims settled, dismissed or otherwise resolved	(2,225)	(7,921)
Claims unresolved at March 31	112,747	143,806
Claimants with claims against both UCC and Amchem	38,901	47,779
Individual claimants at March 31	73,846	96,027

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

In November 2005, Union Carbide requested ARPC to review Union Carbide’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide’s own review of the asbestos claim and resolution activity and ARPC’s response, Union Carbide determined that no change to the accrual was required. At December 31, 2006, Union Carbide’s asbestos-related liability for pending and future claims was $1.5 billion.

In November 2006, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against Union Carbide and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2005 study, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

Based on ARPC’s December 2006 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which covers the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and was shown as “Asbestos-related credit” in the consolidated statements of income for 2006. At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims.

Based on Union Carbide’s review of 2007 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2007. Union Carbide’s asbestos-related liability for pending and future claims was $1.2 billion at March 31, 2007. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate Costs
In millions	March 31, 2007	March 31, 2006	to Date as of March 31, 2007
Defense costs	$17	$14	$498
Resolution costs	$16	$27	$1,198

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide’s management expects such fluctuations to continue in the future based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $17 million in the first quarter of 2007 and $14 million in the first quarter of 2006, and was reflected in “Cost of sales.”

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the first quarter of 2007, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $484 million at March 31, 2007 and $495 million at December 31, 2006. At March 31, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	March 31, 2007	Dec. 31, 2006
Receivables for defense costs	$35	$34
Receivables for resolution costs	265	266
Total	$300	$300

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

The Dow Chemical Company and Subsidiaries

PART I — FINANCIAL INFORMATION, Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

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

The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps, and nonderivative instruments in foreign currencies. Main exposures are related to assets and liabilities denominated in the currencies of Europe, Asia Pacific and Canada; bonds denominated in foreign currencies — mainly the Euro; and economic exposure derived from the risk that currency fluctuations could affect the U.S. dollar value of future cash flows. The majority of the foreign exchange exposure is related to European currencies and the Japanese yen.

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

*Using a 95 percent confidence level

Since December 31, 2006, there have been no material changes in the Company’s risk management policies. The Company’s daily VAR for the aggregate of trading and non-trading positions declined from a total VAR of $60 million at December 31, 2006 to a total of $45 million at March 31, 2007. The decline related to a decrease in the interest rate VAR from $34 million to $24 million (principally due to a reduction in net interest rate exposures), and a decrease in the commodities VAR from $14 million to $4 million, due to a reduction in commodities hedges.

The Dow Chemical Company and Subsidiaries
PART I — FINANCIAL INFORMATION

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

The Dow Chemical Company and Subsidiaries
PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the first quarter of 2007. For a summary of the history and current status of this matter, see Note F to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Company’s risk factors in the first quarter of 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following tables provide information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2007:

Issuer Purchases of Equity Securities Under 2005 Program (1)			Total number of	Maximum number of
Period	Total number of shares purchased (2)	Average price paid per share	shares purchased as part of the Company’s publicly announced share repurchase program	shares that may yet be purchased under the Company’s publicly announced share repurchase program
January 2007	3,772	$40.99	—	6,201,593
February 2007	958,714	$43.24	912,700	5,288,893
March 2007	5,291,855	$43.46	5,288,893	0
First quarter 2007	6,254,341	$43.42	6,201,593	0

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

(2)             Includes 52,748 shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

Issuer Purchases of Equity Securities Under 2006 Program (1)				Approximate dollar
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program	value of shares that may yet be purchased under the Company’s publicly announced share repurchase program
January 2007	—	—	—	$2,000,000,000
February 2007	—	—	—	$2,000,000,000
March 2007	3,071,007	$45.99	3,071,007	$1,858,764,095
First quarter 2007	3,071,007	$45.99	3,071,007	$1,858,764,095

(1)             On October 26, 2006, the Company announced that the Board of Directors had approved a new share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock. Purchases under the new program began in March 2007, following the completion of the 2005 program.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 38 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: AFFINITY, AMBITROL, AMPLIFY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, CALIBRE, CARBITOL, CARBOWAX, CELLOSIZE, CELLOSOLVE, COMBOTHERM, CONTINUUM, CYCLOTENE, CYRACURE, D.E.H., D.E.N., D.E.R., DOW, DOW XLA, DOWCAL, DOWEX, DOWEX QCAT, DOWFAX, DOWFLAKE, DOWFROST, DOWLEX, DOWPER, DOWTHERM, ELITE, EMERGE, ENFORCER, ENGAGE, ENHANCER, EQUIFOAM, ETHAFOAM, ETHOCEL, EVOCAR, FILMTEC, FLEXOL, FLEXOMER, FORTEFIBER, FOUNDATIONS, FROTH-PAK, GREAT STUFF, IMMOTUS, IMPAXX, INSPIRE, INSTA-STIK, INTEGRAL, ISONATE, ISOPLAST, LIQUIDOW, LP OXO, MAGNUM, MAXIBOOST, MAXICHECK, MAXISTAB, METEOR, METHOCEL, NEOCAR, NORDEL, NORKOOL, NORMAX, OMEXELL, OPTIM, PAPI, PELADOW, PELLETHANE, PFENEX EXPRESSION TECHNOLOGY, POLYOX, POLYPHOBE, PRIMACOR, PROCITE, PULSE, QBIS, QUASH, REDI-LINK, SAFE-TAINER, SARAN, SARANEX, SENTRY, SHAC, SI-LINK, SILK, SPECFLEX, SPECTRIM, STRANDFOAM, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SYMMATRIX, SYNALOX, SYNERGY, SYNTEGRA, TERGITOL, TILE BOND, TONE, TRENCHCOAT, TRITON, TRYMER, TUFLIN, TYRIL, TYRIN, UCAR, UCARHIDE, UCARKLEAN, UCARSOL, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL, VERSENE, VERSIFY, VORACOR, VORACTIV, VORALAST, VORALUX, VORANATE, VORANOL, VORASTAR, WEATHERMATE, ZETABON

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report:  CLINCHER, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, SENTRICON, STARANE, STINGER, SURPASS, TELONE, TORDON, TRACER NATURALYTE, VIKANE, WIDESTRIKE

The following trademark of Dow Corning Corporation appears in this report:  SYLTHERM

Dow is a distributor of SYLTHERM products manufactured by Dow Corning Corporation

The Dow Chemical Company and Subsidiaries

Signature

Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY

Registrant

Date: May 1, 2007

/s/WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller

The Dow Chemical Company and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION
10(f)

A copy of a resolution adopted by the Board of Directors of the Company on February 9, 2006, amending and restating Section 15.08(i) of The Dow Chemical Company 1988 Award and Option Plan (included as part of and incorporated by reference to the Prospectus contained in The Dow Chemical Company’s Registration Statement on Form S-8, File No. 33-21748, filed May 16, 1988), as amended during 1991 (incorporated by reference to Exhibit 10(k) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1991), as amended effective as of January 1, 1997 (incorporated by reference to Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 15, 1997); as amended pursuant to shareholder approval granted on May 9, 2002 (incorporated by reference to Agenda Item 3 of the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 9, 2002).

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