Form 10-Q
period 2007-06-30
DOW CHEMICAL CO /DE/
filed 2007-07-30
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Class	Outstanding at June 30, 2007
Common Stock, par value $2.50 per share	950,058,875 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions, except per share amounts (Unaudited)	2007	2006	2007	2006
Net Sales	$13,265	$12,509	$25,697	$24,529
Cost of sales	11,398	10,624	22,003	20,427
Research and development expenses	320	287	622	565
Selling, general and administrative expenses	477	402	895	790
Amortization of intangibles	18	12	29	24
Restructuring credit	4	—	4	—
Equity in earnings of nonconsolidated affiliates	258	232	532	400
Sundry income — net	123	53	192	83
Interest income	33	38	73	80
Interest expense and amortization of debt discount	129	151	275	307
Income before Income Taxes and Minority Interests	1,341	1,356	2,674	2,979
Provision for income taxes	277	310	612	694
Minority interests’ share in income	25	23	50	48
Net Income Available for Common Stockholders	$1,039	$1,023	$2,012	$2,237
Share Data
Earnings per common share — basic	$1.09	$1.06	$2.10	$2.32
Earnings per common share — diluted	$1.07	$1.05	$2.07	$2.29
Common stock dividends declared per share of common stock	$0.42	$0.375	$0.795	$0.75
Weighted-average common shares outstanding — basic	954.8	963.5	959.0	965.7
Weighted-average common shares outstanding — diluted	968.0	975.6	971.7	978.2
Depreciation	$474	$471	$940	$926
Capital Expenditures	$462	$407	$792	$698

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	June 30,	Dec. 31,
In millions (Unaudited)	2007	2006
Assets
Current Assets
Cash and cash equivalents	$1,976	$2,757
Marketable securities and interest-bearing deposits	79	153
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables — 2007: $114; 2006: $122)	6,028	4,988
Other	3,276	3,060
Inventories	6,497	6,058
Deferred income tax assets — current	173	193
Total current assets	18,029	17,209
Investments
Investment in nonconsolidated affiliates	2,849	2,735
Other investments	2,288	2,143
Noncurrent receivables	266	288
Total investments	5,403	5,166
Property
Property	45,328	44,381
Less accumulated depreciation	31,433	30,659
Net property	13,895	13,722
Other Assets
Goodwill	3,686	3,242
Other intangible assets (net of accumulated amortization — 2007: $659; 2006: $620)	511	457
Deferred income tax assets — noncurrent	3,564	4,006
Asbestos-related insurance receivables — noncurrent	693	725
Deferred charges and other assets	1,134	1,054
Total other assets	9,588	9,484
Total Assets	$46,915	$45,581

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$285	$219
Long-term debt due within one year	1,393	1,291
Accounts payable:
Trade	4,185	3,825
Other	1,871	1,849
Income taxes payable	771	569
Deferred income tax liabilities — current	246	251
Dividends payable	422	382
Accrued and other current liabilities	2,124	2,215
Total current liabilities	11,297	10,601
Long-Term Debt	7,966	8,036
Other Noncurrent Liabilities
Deferred income tax liabilities — noncurrent	805	999
Pension and other postretirement benefits — noncurrent	3,250	3,094
Asbestos-related liabilities — noncurrent	1,071	1,079
Other noncurrent obligations	3,307	3,342
Total other noncurrent liabilities	8,433	8,514
Minority Interest in Subsidiaries	389	365
Preferred Securities of Subsidiaries	1,000	1,000
Stockholders’ Equity
Common stock	2,453	2,453
Additional paid-in capital	803	830
Retained earnings (includes cumulative effect of adopting FIN No. 48 of $(290))	17,940	16,987
Accumulated other comprehensive loss	(1,986)	(2,235)
Treasury stock at cost	(1,380)	(970)
Net stockholders’ equity	17,830	17,065
Total Liabilities and Stockholders’ Equity	$46,915	$45,581

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
In millions (Unaudited)	2007	2006
Operating Activities
Net Income Available for Common Stockholders	$2,012	$2,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,041	1,006
Provision for deferred income tax	154	92
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(56)	44
Minority interests’ share in income	50	48
Pension contributions	(75)	(232)
Net gain on sales of investments	(70)	(3)
Net gain on sales of property and businesses	(43)	(47)
Other net gain	(87)	(7)
Restructuring credit	(4)	—
Excess tax benefits from share-based payment arrangements	(13)	(3)
Changes in assets and liabilities:
Accounts and notes receivable	(991)	(67)
Inventories	(348)	(531)
Accounts payable	338	(460)
Other assets and liabilities	54	(142)
Cash provided by operating activities	1,962	1,935
Investing Activities
Capital expenditures	(792)	(698)
Proceeds from sales of property and businesses	69	55
Purchase of previously leased assets	(12)	(100)
Investments in consolidated companies — net of cash acquired	(742)	—
Investments in nonconsolidated affiliates	(15)	(29)
Distributions from nonconsolidated affiliates	5	4
Proceeds from sale of nonconsolidated affiliate	30	—
Purchases of investments	(839)	(448)
Proceeds from sales and maturities of investments	851	364
Cash used in investing activities	(1,445)	(852)
Financing Activities
Changes in short-term notes payable	25	(5)
Payments on long-term debt	(2)	(590)
Proceeds from issuance of long-term debt	13	—
Purchases of treasury stock	(855)	(506)
Proceeds from sales of common stock	245	78
Excess tax benefits from share-based payment arrangements	13	3
Distributions to minority interests	(25)	(32)
Dividends paid to stockholders	(717)	(684)
Cash used in financing activities	(1,303)	(1,736)
Effect of Exchange Rate Changes on Cash	5	9
Summary
Decrease in cash and cash equivalents	(781)	(644)
Cash and cash equivalents at beginning of year	2,757	3,806
Cash and cash equivalents at end of period	$1,976	$3,162

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions (Unaudited)	2007	2006	2007	2006
Net Income Available for Common Stockholders	$1,039	$1,023	$2,012	$2,237
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	16	(21)	9	(25)
Translation adjustments	60	257	134	364
Minimum pension liability adjustments	—	—	—	(2)
Adjustments to pension and other postretirement benefit plans	38	—	76	—
Net gains (losses) on cash flow hedging derivative instruments	(12)	(7)	30	(40)
Total other comprehensive income	102	229	249	297
Comprehensive Income	$1,141	$1,252	$2,261	$2,534

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

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP replaces certain terms in FIN No. 39 with “derivative instruments” (as defined in SFAS No. 133) and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of applying the guidance in this FSP.

NOTE C — INVENTORIES

The following table provides a breakdown of inventories:

Inventories
In millions	June 30, 2007	Dec. 31, 2006
Finished goods	$3,739	$3,498
Work in process	1,481	1,319
Raw materials	674	672
Supplies	603	569
Total inventories	$6,497	$6,058

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,221 million at June 30, 2007 and $1,092 million at December 31, 2006.

NOTE D — ACQUISITION OF WOLFF WALSRODE

Consistent with the Company’s strategy to invest in its Performance businesses, the Company announced on December 18, 2006, that it had reached an agreement with the Bayer Group to acquire Wolff Walsrode AG and certain related affiliates and assets (“Wolff Walsrode”), subject to regulatory approval. Wolff Walsrode, headquartered in Bomlitz, Germany, specializes in cellulose derivatives, food casings and site services. Following approval from the European Commission on June 20, 2007, Dow acquired Wolff Walsrode on June 30, 2007 for a cash purchase price of approximately $603 million.

On July 2, 2007, the Company announced the creation of a new specialty business unit, Dow Wolff Cellulosics, which combines the newly acquired Wolff Walsrode with Dow’s Water Soluble Polymers business. Dow Wolff Cellulosics will encompass cellulosics and related chemistries, providing application formulation expertise and other technical services to a broad range of strategic industry sectors, including construction, paint, personal care, pharmaceuticals, food and a number of specialty industrial applications.

The following table summarizes the values of the assets acquired and liabilities assumed at the date of the acquisition. These amounts were included in the Company’s consolidated balance sheet at June 30, 2007. Allocation of the purchase price is subject to third-party valuation and has not been completed for this acquisition. Final determination of the values to be assigned may result in adjustments to the preliminary values recorded at the date of the acquisition.

Assets Acquired and Liabilities Assumed at June 30, 2007

In millions
Current assets	$188
Property	233
Goodwill (See Note E)	364
Other assets	19
Total assets acquired	$804
Accounts payable	$27
Long-term debt	10
Accrued and other liabilities	47
Pension benefits	117
Total liabilities assumed	$201
Net assets acquired	$603

Since the acquisition was completed on June 30, 2007, the results of Wolff Walsrode’s operations were not reflected in the Company’s consolidated income statement for the second quarter of 2007.

The Company evaluated the materiality of assets acquired and liabilities assumed, individually and in the aggregate, and concluded that such assets and liabilities were not material to the consolidated financial statements at June 30, 2007.

NOTE E — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total
Balance at December 31, 2006	$915	$850	$1,320	$94	$63	$3,242
Purchase price allocation adjustment - Zhejiang Omex Environmental Engineering Co. LTD	—	(52)	—	—	—	(52)
Increase related to acquisition of:
Additional 50% interest in Styron Asia Limited	—	—	—	6	—	6
Wolff Walsrode	—	364	—	—	—	364
Hyperlast Limited	126	—	—	—	—	126
Balance at June 30, 2007	$1,041	$1,162	$1,320	$100	$63	$3,686

On May 1, 2007, Dow Chemical Company Limited, a wholly owned subsidiary of the Company, acquired Hyperlast Limited, British Vita’s polyurethane systems business, for $151 million. The initial recording of the acquisition resulted in goodwill of $126 million, none of which is expected to be deductible for tax purposes. Final determination of the values to be assigned to the assets acquired and liabilities assumed may result in adjustments to the preliminary values assigned at the date of acquisition.

On June 30, 2007, the Company completed the acquisition of Wolff Walsrode. The initial recording of the acquisition resulted in goodwill of $364 million, approximately $22 million of which is expected to be deductible for tax purposes. Final determination of the values to be assigned to the assets acquired and liabilities assumed may result in adjustments to the preliminary values assigned at the date of acquisition. See Note D for additional information regarding this acquisition.

In the second quarter of 2007, the Company completed the purchase price allocation related to the acquisition of Zhejiang Omex Environmental Engineering Co. LTD (“Omex”), resulting in the recording of $51 million of intangible assets as follows:

Omex Intangible Assets	Gross
	Carrying	Weighted-average
In millions	Amount	Amortization Period
Intangible assets with finite lives:
Trademarks	$23	10 years
Patents	19	17 years
Other	9	2-5 years
Total	$51	11 years

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2007			At December 31, 2006
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$241	$(154)	$87	$234	$(142)	$92
Patents	152	(108)	44	148	(117)	31
Software	497	(290)	207	452	(269)	183
Trademarks	156	(46)	110	133	(40)	93
Other	124	(61)	63	110	(52)	58
Total	$1,170	$(659)	$511	$1,077	$(620)	$457

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Other intangible assets, excluding software	$18	$12	$29	$24
Software, included in “Cost of sales”	$11	$11	$21	$21

Total estimated amortization expense for 2007 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2007	$97
2008	$88
2009	$78
2010	$75
2011	$64
2012	$35

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

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At June 30, 2007, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2007, the Company had accrued obligations of $340 million for environmental remediation and restoration costs, including $31 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2006, the Company had accrued obligations of $347 million for environmental remediation and restoration costs, including $31 million for the remediation of Superfund sites.

Midland Site Environmental Matters

On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for the City of Midland and the Tittabawassee River and floodplain for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. The Company was required to submit a Scope of Work for the investigation of the Saginaw River and Saginaw Bay by August 11, 2007. The Company submitted the Scope of Work for the Saginaw River and Saginaw Bay on July 13, 2007.

Discussions between the Company and the MDEQ that occurred in 2004 and early 2005 regarding how to proceed with off-site corrective action under the License resulted in the execution of the Framework for an Agreement Between the State of Michigan and The Dow Chemical Company (the “Framework”) on January 20, 2005. The Framework committed the Company to propose a remedial investigation work plan by the end of 2005, conduct certain studies, and take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River.

Remedial Investigation Work Plans

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

Studies Conducted

On July 12, 2006, the MDEQ approved the sampling for the first six miles of the Tittabawassee River. On December 1, 2006, the MDEQ approved the Sampling and Analysis Plan in Support of Bioavailability Study for Midland (the “Plan”). The results of the Plan were provided to the MDEQ on March 22, 2007. On May 3, 2007, the MDEQ approved the GeoMorph® Pilot Site Characterization Report for the first six miles and approved this approach for the balance of the Tittabawassee River with some qualifications. On July 12, 2007, the MDEQ approved, with qualifications, the sampling for the next 11 miles of the Tittabawassee River.

Interim Remedial Actions

The interim remedial actions required by the Framework are currently underway. The Company has been working with the MDEQ to implement Interim Response Activities and Pilot Corrective Action Plans in specific areas in and along the Tittabawassee River, where elevated levels of dioxins and furans were found during the investigation of the first six miles of the river.

•                  Removal Actions

On June 27, 2007, the U.S. Environmental Protection Agency (“EPA”) sent a letter to the Company demanding that the Company enter into consent orders under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) for three areas identified during investigation of the first six miles as areas for interim remedial actions under MDEQ oversight. The EPA sought a commitment that the Company immediately engage in remedial actions to remove soils and sediments. The three removal orders were negotiated and were signed on July 12, 2007, and the work has commenced under EPA oversight.

The Framework also contemplates that the Company, the State of Michigan and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. The Company and the governmental parties began to meet in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. The Company continues to conduct negotiations with the governmental parties under the Federal Alternative Dispute Resolution Act.

At the end of 2006, the Company had an accrual for off-site corrective action of $7 million (included in the total accrued obligation of $347 million at December 31, 2006) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At June 30, 2007, the accrual for off-site corrective action was $18 million (included in the total accrued obligation of $340 million at June 30, 2007).

Environmental Matters Summary

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

Based on Union Carbide’s review of 2007 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2007. Union Carbide’s asbestos-related liability for pending and future claims was $1.2 billion at June 30, 2007. Approximately 29 percent of the recorded liability related to pending claims and approximately 71 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2007, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $478 million at June 30, 2007 and $495 million at December 31, 2006. At June 30, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers In millions	June 30, 2007	Dec. 31, 2006
Receivables for defense costs	$37	$34
Receivables for resolution costs	257	266
Total	$294	$300

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the second quarter of 2007 ($14 million in the second quarter of 2006) and $42 million in the first six months of 2007 ($28 million in the first six months of 2006), and was reflected in “Cost of sales.”

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2007	Final	Maximum Future	Recorded
In millions	Expiration	Payments	Liability
Guarantees	2014	$292	$14
Residual value guarantees	2015	1,044	6
Total guarantees		$1,336	$20

Guarantees at December 31, 2006	Final	Maximum Future	Recorded
In millions	Expiration	Payments	Liability
Guarantees	2014	$340	$20
Residual value guarantees	2015	1,044	6
Total guarantees		$1,384	$26

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $106 million at June 30, 2007 and December 31, 2006. The discount rate used to calculate the Company’s asset retirement obligation was 4.6 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE G — PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Defined Benefit Pension Plans:
Service cost	$72	$71	$143	$141
Interest cost	217	207	434	411
Expected return on plan assets	(292)	(275)	(583)	(548)
Amortization of prior service cost	6	5	12	10
Amortization of net loss	50	56	99	110
Termination benefits/curtailment costs	—	—	1	—
Net periodic benefit cost	$53	$64	$106	$124

Other Postretirement Benefits:
Service cost	$5	$6	$10	$12
Interest cost	29	29	57	58
Expected return on plan assets	(9)	(7)	(18)	(14)
Amortization of prior service credit	(1)	(2)	(2)	(4)
Amortization of net loss	1	2	2	4
Net periodic benefit cost	$25	$28	$49	$56

NOTE H — STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plans (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”), and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan. Most of the Company’s stock-based compensation awards are granted in the first quarter of each year. Details for awards granted in the first quarter of 2007 are included below.

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

Total unrecognized compensation cost at March 31, 2007, including unrecognized cost related to first quarter 2007 activity, is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2007 In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period
ESPP purchase rights	$45	4.6 months
Unvested stock options	$106	1.00 year
Deferred stock awards	$163	1.94 years
Performance deferred stock awards	$75	1.02 years

There was minimal grant activity in the second quarter of 2007.

NOTE I — 2006 RESTRUCTURING

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

The following table summarizes 2007 activities related to the Company’s restructuring reserve:

Activities Related to 2006 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2006	$171	$69	$240
Cash payments	(1)	(8)	(9)
Reserve balance at March 31, 2007	$170	$61	$231
Adjustments to reserve	(4)	—	(4)
Cash payments	(40)	(9)	(49)
Reserve balance at June 30, 2007	$126	$52	$178

As a result of the Company’s plans to shutdown assets around the world, and conduct other optimization activities principally in Europe, the restructuring charges recorded in 2006 included severance of $73 million for the separation of approximately 810 employees under the terms of Dow’s ongoing benefit arrangements, primarily over the next two years. As of June 30, 2007, severance of $21 million had been paid to 268 employees, and a liability of $52 million remained for approximately 540 employees.

In the second quarter of 2007, the Company reached agreements with certain suppliers regarding the early cancellation of supply agreements related to the shutdown of manufacturing assets, resulting in a $4 million reduction of the restructuring reserve for contract termination fees. The adjustment was credited against the Performance Plastics segment.

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

NOTE J — EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$1,039	$1,039	$1,023	$1,023
Weighted-average common shares outstanding	954.8	954.8	963.5	963.5
Add dilutive effect of stock options and awards	—	13.2	—	12.1
Weighted-average common shares for EPS calculations	954.8	968.0	963.5	975.6
Earnings per common share	$1.09	$1.07	$1.06	$1.05
Stock options and deferred stock awards excluded from EPS calculations (1)		13.3		18.7

Earnings Per Share Calculations	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$2,012	$2,012	$2,237	$2,237
Weighted-average common shares outstanding	959.0	959.0	965.7	965.7
Add dilutive effect of stock options and awards	—	12.7	—	12.5
Weighted-average common shares for EPS calculations	959.0	971.7	965.7	978.2
Earnings per common share	$2.10	$2.07	$2.32	$2.29
Stock options and deferred stock awards excluded from EPS calculations (1)		17.7		16.9

(1)                                  Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE K — SUBSEQUENT EVENT

A change in German tax law, which includes a reduction in the German income tax rate, is expected to be enacted during the third quarter of 2007. As a result, the Company expects to record a charge of $350-$400 million against the provision for income taxes in the third quarter of 2007 related to the adjustment of its net deferred tax assets in Germany due to the rate reduction.

NOTE L — OPERATING SEGMENTS AND GEOGRAPHIC AREAS

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

•                  Products and Services: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals of ANGUS Chemical Company, a wholly owned subsidiary of Dow; CELLOSIZE™ hydroxyethyl cellulose; Chiral compounds and biocatalysts; CYCLOTENE™ advanced electronics resins; DOW™ latex powders; DOWEX™ ion exchange resins; ETHOCEL™ ethylcellulose resins; FILMTEC™ membranes; FORTEFIBER™ soluble dietary fiber; Hydrocarbon resins; Industrial biocides; METHOCEL™ cellulose ethers; OMEXELL™ ultrafiltration; OMEXELL™ electrodeionization; Pfēnex Expression Technology™; POLYOX™ water-soluble resins; Quaternaries; SILK™ semiconductor dielectric resins

The Dow Latex business is a major global supplier of latexes, for a wide range of industries and applications. It provides the broadest line of styrene/butadiene (S/B) products supporting customers in paper and paperboard (for magazines, catalogues and food packaging) applications, and the carpet and floor covering industry. UCAR Emulsion Systems (UES) manufactures and sells acrylic, vinyl acrylic, vinyl acetate ethylene (VAE), and S/B and styrene acrylic latexes and NEOCAR™ branched vinyl ester latexes for use in the architectural and industrial coatings, adhesives, construction products such as caulks and sealants, textile, and traffic paint. It also offers the broadest product range in the dispersion area and produces and markets UCAR™ POLYPHOBE™ rheology modifiers.

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2007 and 2006 were immaterial and eliminated in consolidation.

Operating Segments

	Three Months Ended		Six Months Ended
In millions	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales by operating segment
Performance Plastics	$3,742	$3,442	$7,271	$6,935
Performance Chemicals	2,071	1,968	4,073	3,854
Agricultural Sciences	1,091	962	2,127	1,923
Basic Plastics	3,180	2,986	6,074	5,783
Basic Chemicals	1,455	1,416	2,726	2,784
Hydrocarbons and Energy	1,623	1,654	3,235	3,074
Unallocated and Other	103	81	191	176
Total	$13,265	$12,509	$25,697	$24,529
EBIT(1) by operating segment
Performance Plastics	$382	$412	$823	$1,138
Performance Chemicals	294	362	606	663
Agricultural Sciences	208	161	490	377
Basic Plastics	529	493	1,056	969
Basic Chemicals	165	219	299	373
Hydrocarbons and Energy	(1)	2	(1)	—
Unallocated and Other	(140)	(180)	(397)	(314)
Total	$1,437	$1,469	$2,876	$3,206
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBIT)
Performance Plastics	$14	$26	$40	$47
Performance Chemicals	104	115	209	184
Agricultural Sciences	—	—	—	—
Basic Plastics	48	36	102	62
Basic Chemicals	80	35	155	63
Hydrocarbons and Energy	12	20	27	42
Unallocated and Other	—	—	(1)	2
Total	$258	$232	$532	$400

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

	Three Months Ended		Six Months Ended
In millions	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
EBIT	$1,437	$1,469	$2,876	$3,206
+ Interest income	33	38	73	80
– Interest expense and amortization of debt discount	129	151	275	307
– Provision for income taxes	277	310	612	694
– Minority interests’ share in income	25	23	50	48
Net Income Available for Common Stockholders	$1,039	$1,023	$2,012	$2,237

Geographic Areas

	Three Months Ended		Six Months Ended
In millions	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales by geographic area
United States	$4,804	$4,654	$8,913	$9,389
Europe(1)	4,674	4,328	9,475	8,325
Rest of World(1)	3,787	3,527	7,309	6,815
Total	$13,265	$12,509	$25,697	$24,529

(1)             Sales to customers in the Middle East and Africa, previously reported with Europe, are now aligned with Rest of World; prior period sales have been adjusted to reflect this realignment.

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

OVERVIEW

•                  The Company delivered solid results in the second quarter of 2007 with record quarterly sales of $13.3 billion — 6 percent higher than Dow’s previous quarterly record of $12.5 billion in the second quarter of 2006.

•                  The results for the second quarter of 2007 demonstrated the value of the Company’s balanced portfolio, with strength in the rest of the world supporting softness in North America, and as improvement in the results of some of the Company’s operating segments mitigated declines in others.

•                  Dow’s plants ran well during the quarter, delivering an operating rate of 86 percent of capacity.

•                  Feedstock and energy costs rose steeply in the quarter, up approximately $550 million (11 percent) from the second quarter of 2006, reversing the trend of the previous two quarters of year-over-year reductions in these costs (the first reductions since the second quarter of 2002).

•                  Operating expenses rose during the second quarter of 2007, but remained low as a percent of total sales as Dow continued the disciplined implementation of its growth strategy.

•                  Continuing the trend of recent years, Dow’s nonconsolidated affiliates contributed significantly to the overall results of the Company.

•                  In line with the Company’s strategy to invest in the Performance businesses, the Company completed the acquisition of Hyperlast Limited, a polyurethane systems business on May 1, 2007. In addition, the Company completed the acquisition of Wolff Walsrode AG and certain related affiliates and assets (“Wolff Walsrode”) on June 30, 2007, and announced the creation of Dow Wolff Cellulosics, a new business unit combining Wolff Walsrode with Dow’s Water Soluble Polymers business.

•                  Capital spending was on target; debt as a percent of total capitalization declined almost 1 percent from year-end 2006; and the Company continued to purchase shares under its share repurchase programs.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$13,265	$12,509	$25,697	$24,529

Cost of sales	$11,398	$10,624	$22,003	$20,427
Percent of net sales	85.9%	84.9%	85.6%	83.3%

Research and development, and selling, general and administrative expenses	$797	$689	$1,517	$1,355
Percent of net sales	6.0%	5.5%	5.9%	5.5%

Effective tax rate	20.7%	22.9%	22.9%	23.3%

Net income available for common stockholders	$1,039	$1,023	$2,012	$2,237

Earnings per common share — basic	$1.09	$1.06	$2.10	$2.32
Earnings per common share — diluted	$1.07	$1.05	$2.07	$2.29

Operating rate percentage	86%	84%	87%	84%

RESULTS OF OPERATIONS

Net sales for the second quarter of 2007 were $13.3 billion, up 6 percent from $12.5 billion in the second quarter of last year. Compared with last year, prices were up 6 percent (with currency accounting for approximately 2 percent of the increase) and volume was flat. Prices improved in all operating segments, led by a 9 percent increase in Hydrocarbons and Energy, driven by a significant year-over-year increase in feedstock and energy costs, and a 7 percent increase in Performance Plastics and Basic Plastics. Performance Chemicals and Basic Chemicals each reported a 3 percent improvement in prices, while Agricultural Sciences prices were up 2 percent. From a geographic standpoint, prices were up significantly in Europe, Asia Pacific and Latin America. Compared with the second quarter of last year, volume was mixed, with strong growth in Agricultural Sciences (up 11 percent) and modest improvements in Performance Plastics and Performance Chemicals offset by an 11 percent decline in Hydrocarbons and Energy (due to lower sales of refinery products related to a planned maintenance turnaround) and a slight decline in Basic Plastics. Volume was flat for Basic Chemicals. Excluding the decline in volume in Hydrocarbons and Energy, volume for the Company was up 2 percent from the second quarter of last year.

Net sales for the first six months of 2007 were $25.7 billion, up 5 percent from $24.5 billion in the same period last year. Compared with the first half of 2006, prices were up 5 percent, with approximately half of the increase related to currency, and volume was flat. Prices were up across all operating segments except Basic Chemicals, where prices were unchanged versus the first half of last year. Despite strong growth in Agricultural Sciences (up 10 percent) and modest growth in Performance Chemicals and Basic Plastics, volume was flat versus the first half of last year due to declines in the other operating segments. For additional details regarding the change in net sales, see the Sales Volume and Price table at the end of the section entitled “Segment Results.”

Gross margin was $1,867 million for the second quarter of 2007, down slightly from $1,885 billion in the second quarter of last year. Despite higher sales, gross margin declined versus the second quarter of last year due to significantly higher hydrocarbon and energy (“H&E”) costs (up approximately $550 million), higher non-H&E raw material costs, the unfavorable impact of currency on cost, and increased freight costs. Year to date, gross margin was $3.7 billion, compared with $4.1 billion in the first six months of 2006.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 86 percent in the second quarter of 2007, up from 84 percent in the second quarter of 2006. For the first half of 2007, Dow’s global plant operating rate was 87 percent, up from 84 percent in the same period of 2006. The Company’s 2006 operating rates reflected a higher level of planned maintenance turnarounds at Dow’s manufacturing facilities.

Personnel count was 45,073 at June 30, 2007, up from 42,578 at December 31, 2006 and 42,372 at June 30, 2006. The increase in headcount was due to the addition of research and development employees in India and China in support of the Company’s growth initiatives; the addition of temporary summer and seasonal employees; the addition of approximately 150 employees with the second quarter acquisition of Hyperlast Limited; and the addition of approximately 1,450 employees with the quarter-end acquisition of Wolff Walsrode. The acquisition of Zhejiang Omex Environmental Engineering Co. LTD (“Omex”) in the third quarter of 2006 added approximately 550 employees to headcount.

Operating expenses (research and development, and selling, general and administrative expenses) totaled $797 million in the second quarter of 2007, up $108 million or 16 percent, from $689 million in the second quarter of last year. Compared with last year, research and development (“R&D”) expenses increased $33 million; and selling, general and administrative expenses increased $75 million. For the first half of 2007, operating expenses totaled $1,517 million, up $162 million (12 percent) from $1,355 million in the first half of 2006. Approximately half of the increase in operating expenses was related to planned spending for growth initiatives and product development in the Performance businesses, consistent with the Company’s strategy; and approximately 30 percent of the increase was related to the global expansion of the Company’s corporate branding campaign and other promotion and advertising expenses. Despite these increases, operating expenses remained low as a percentage of net sales.

Amortization of intangibles was $18 million in the second quarter of 2007, compared with $12 million in the second quarter of last year. For the first half of 2007, amortization of intangibles was $29 million, compared with $24 million for the same period last year. See Note E to the Consolidated Financial Statements for additional information on intangible assets.

Dow’s share of the earnings of nonconsolidated affiliates was $258 million in the second quarter of 2007, up from $232 million in the second quarter of last year. Compared with last year, earnings improved at EQUATE Petrochemical Company K.S.C. (“EQUATE”), MEGlobal and the OPTIMAL Group (“OPTIMAL”), and more than offset lower earnings from Dow Corning Corporation (“Dow Corning”) (due to a favorable tax settlement which increased results in the second quarter of last year) and Total Raffinaderij Nederland NV (due to a planned maintenance turnaround in the second quarter of this year). For the first six months of 2007, equity earnings were $532 million, up from $400 million for the same period last year. Compared with last year, earnings improved significantly at EQUATE, OPTIMAL, MEGlobal and Siam Polyethylene Company Limited (“Siam Polyethylene”). Results from EQUATE and OPTIMAL were lower last year due to planned maintenance turnarounds at those joint ventures.

Sundry income — net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Net sundry income for the second quarter of 2007 was $123 million, up from $53 million in the same quarter of 2006, reflecting the impact of favorable foreign exchange hedging results and gains on the sale of assets. Year to date, net sundry income was $192 million, compared with $83 million in the first half of 2006.

Net interest expense (interest expense less capitalized interest and interest income) was $96 million in the second quarter of 2007, compared with $113 million in the second quarter of last year. Year to date, net interest expense was $202 million, down from $227 million in the first six months of 2006. Compared with last year, net interest expense was down principally due to a reduction in total debt.

The effective tax rate for the second quarter of 2007 was 20.7 percent, versus 22.9 percent for the second quarter of 2006. The effective tax rate for the first six months of 2007 was 22.9 percent, compared with 23.3 percent for the same period last year. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. The effective tax rate for the second quarter of 2007 was favorably impacted by U.S. state income tax law changes enacted during the quarter. In 2006, the effective tax rate was favorably impacted by the closure of tax audit issues in the United States in the first quarter and an enacted reduction in the Canadian tax rate in the second quarter. See the section entitled Subsequent Event on page 32 for information regarding an income tax rate reduction that is expected to be enacted in the third quarter of 2007.

Net income available for common stockholders was $1,039 million or $1.07 per share for the second quarter of 2007, compared with $1,023 million or $1.05 per share for the second quarter of 2006. Net income for the first six months of 2007 was $2,012 million or $2.07 per share, compared with $2,237 million or $2.29 per share for the same period of 2006.

SEGMENT RESULTS

The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Unallocated. See Note L to the Consolidated Financial Statements for a reconciliation of EBIT to “Net Income Available for Common Stockholders.”

PERFORMANCE PLASTICS

Performance Plastics sales were $3,742 million for the second quarter of 2007, up 9 percent from $3,442 in the second quarter of 2006. Prices increased 7 percent, including a 3 percent favorable currency impact, and volume improved 2 percent. EBIT for the segment totaled $382 million in the second quarter, down from $412 million in the same period last year. The decline in EBIT was driven by increased raw material costs, higher spending on new product development and growth initiatives, as well as costs related to planned maintenance turnarounds.

Dow Automotive sales for the second quarter of 2007 were up 11 percent from a year ago, establishing a new record for the business. Volume improved 7 percent as the business benefited from a diversified geographic sales mix, with weakness in North America mitigated by double-digit volume gains in all other geographic areas. Prices increased 4 percent. EBIT declined versus the second quarter of last year due to costs associated with the consolidation of manufacturing operations in North America and Europe, and higher spending on new product development.

Dow Building Solutions sales in the second quarter of 2007 improved 5 percent versus the same quarter last year with price up 7 percent and volume down 2 percent. Weakness in U.S. residential construction, which was partially offset by solid growth in Europe and continued strength in U.S. commercial construction, drove the decline in volume. EBIT declined due to higher raw material costs and increased spending on new product development and growth initiatives.

Dow Epoxy sales were up 3 percent from the second quarter of 2006 as a 13 percent improvement in price more than offset a 10 percent decline in volume. Significant price improvement was recorded in all geographic areas. Volume declined in North America and Europe, principally for electrical laminates, as demand in this segment of the industry continued to shift to Asia Pacific. Additional industry capacity also came on stream in Asia Pacific during the second quarter of 2007, negatively impacting sales volume as the business chose to forego sales at unacceptably low prices in a highly competitive environment. Despite higher selling prices, EBIT for the second quarter of 2007 was down from a year ago due to lost margin on lower volume, higher raw material costs and increased costs related to a planned maintenance turnaround.

Polyurethanes and Polyurethane Systems sales in the second quarter of 2007 were up 9 percent from the second quarter of 2006. Volume increased 4 percent while price improved 5 percent. Demand remained strong for Polyurethane Systems and propylene oxide/propylene glycol, offsetting a slight decline in sales of methylene diphenyl diisocyanate (“MDI”) due to increased internal consumption of MDI in Polyurethane Systems. Price improvement was primarily driven by tight industry supply/demand conditions for toluene diisocyanate. EBIT improved significantly versus the second quarter of 2006 as the margin on increased volume and higher prices outpaced higher raw material costs and higher operating expenses.

Specialty Plastics and Elastomers sales for the second quarter of 2007 were up 12 percent from the second quarter of 2006, establishing a new quarterly sales record, with a 6 percent increase in volume and a 6 percent improvement in price. Weakness in the North American housing and automotive industries was more than offset by solid volume growth across other geographic areas and industries. Despite higher sales, EBIT was down from the second quarter of 2006 due to higher raw material costs, increased spending on growth initiatives and increased costs for planned maintenance turnarounds.

Technology Licensing and Catalyst sales vary from period to period due to the nature of the business. Technology Licensing and Catalyst sales for the second quarter were down 7 percent from the same period last year as increased sales in Europe were more than offset by lower sales in North America and India. The decline in revenue and lower equity earnings from Univation Technologies, LLC resulted in a decline in EBIT for the business.

For the first half of 2007, Performance Plastics sales were $7,271 million, up 5 percent from $6,935 million in the first half of 2006. Price was up 6 percent, including a 3 percent favorable currency impact, while volume declined 1 percent. The decline in volume was due to significant lump sum licensing revenue in the first half of 2006 that did not recur in the first half of 2007. Performance Plastics EBIT for the first six months of 2007 was $823 million, down from $1,138 million in the same period last year. The decline in EBIT was driven by lower technology licensing revenue, higher raw material costs, increased spending on growth initiatives and new product development, and costs related to planned maintenance turnarounds.

PERFORMANCE CHEMICALS

Performance Chemicals sales were $2,071 million in the second quarter of 2007, up 5 percent from $1,968 million in the second quarter of 2006. Compared with last year, volume increased 2 percent, and prices increased 3 percent (largely due to the favorable impact of currency in Europe). EBIT for the second quarter was $294 million, down from $362 million in the second quarter of 2006. Compared with the same quarter last year, EBIT declined as the benefit of higher sales was more than offset by increased raw material costs, higher spending on new product development and growth initiatives, and lower equity earnings from Dow Corning (which benefited from a favorable tax settlement reached in the second quarter of 2006).

Designed Polymers sales for the quarter were up 11 percent from the second quarter of 2006, reflecting a 9 percent increase in volume and a 2 percent increase in prices. Improvements in volume were broad-based with strong sales for biocides, methyl cellulosics, CELLOSIZE™ hydroxyethyl cellulose, and POLYOX™ water-soluble resins. Volume was strong in most geographic areas, led by Asia Pacific due in part to the acquisition of Omex in the third quarter of 2006. Compared with the second quarter of last year, EBIT declined due to higher operating expenses including expenses related to acquisitions and new product development. The Company completed the acquisition of Wolff Walsrode on June 30, 2007, and announced the creation of Dow Wolff Cellulosics, a new business unit combining Wolff Walsrode with Dow’s Water Soluble Polymers business.

Dow Latex sales for the quarter were up 1 percent compared with the second quarter of 2006, as a 5 percent decline in volume was offset by a 6 percent increase in prices. Specialty latex prices were up solidly in all geographic areas, although volume declined due to sluggish demand for architectural coatings in North America and the impact of plant closures in Asia Pacific. Compared with last year, paper and carpet latex volume was down in most geographic areas, principally due to challenging conditions in the coated paper industry. Despite higher sales, EBIT for the second quarter of 2007 declined significantly from the same quarter last year principally due to a significant increase in feedstock costs, lower volume and lower operating rates.

Specialty Chemicals sales were up 5 percent compared with the second quarter of 2006, due to a 3 percent increase in volume and a 2 percent increase in prices. Volume improvement was broad-based with increased sales across most product lines and geographic areas. Amines volume was particularly strong, up across a number of end-use applications including herbicides, gas treating solvents and cement. Despite increased sales and higher equity earnings from OPTIMAL, EBIT decreased slightly due to higher raw material costs in the second quarter of this year.

Performance Chemicals sales were $4,073 million for the first six months of 2007, up 6 percent from $3,854 million in the same period last year, reflecting a 3 percent increase in volume and a 3 percent increase in prices (including the favorable impact of currency in Europe). EBIT for the first six months of 2007 was $606 million, compared with $663 million in 2006. Despite volume growth and improved equity earnings from OPTIMAL, EBIT declined in 2007 due to increased raw material costs and higher operating expenses, as the business invested in new product development and growth initiatives.

AGRICULTURAL SCIENCES

Sales for Agricultural Sciences were $1,091 million in the second quarter of 2007, up 13 percent from $962 million a year ago and a new quarterly record. Compared with last year, volume improved 11 percent and prices increased 2 percent (reflecting the favorable impact of currency in Europe). Volume was up in North America, driven by increased sales in cereal herbicides and strong insecticide and corn seed sales. Brazil reported volume improvement across most product lines, with especially strong gains for herbicide products. Sales of new products — penoxsulam rice herbicide and aminopyralid herbicide for range and pasture — further supported the increase in volume. EBIT for the second quarter of 2007 was $208 million, up from $161 million in the second quarter of last year, principally due to the increase in sales.

For the first six months of 2007, sales for Agricultural Sciences were $2,127 million, up 11 percent from $1,923 million in 2006, as volume increased 10 percent and prices rose 1 percent. Compared with the first half of 2006, volume gains were primarily driven by strong herbicide sales across most geographic areas and sales of new products. For the first six months of 2007, EBIT for the segment was $490 million, an increase from $377 million a year ago, primarily driven by the increase in sales, favorable product mix and lower operating expenses.

BASIC PLASTICS

Basic Plastics sales for the second quarter of 2007 were $3,180 million, up 6 percent from $2,986 million in the second quarter of last year, as prices rose 7 percent (including a 2 percent favorable impact of currency) and volume decreased 1 percent. Double-digit price increases were reported in all geographic areas, except North America, reflecting the impact of significantly higher feedstock and energy costs. Prices declined in North America as continued softness in industry demand resulted in a highly competitive environment. EBIT for the second quarter was $529 million, up from $493 million in the second quarter of 2006. Despite significantly higher raw material costs, EBIT improved versus the second quarter of last year due to the increase in sales, higher equity earnings from EQUATE and Siam Polyethylene, and a gain on the sale of a low density polyethylene plant in Cubatao, Brazil.

Polyethylene sales were up from the second quarter of 2006 due to a 4 percent increase in prices. Volume was unchanged from last year, despite a plant closure and plant divestitures. Driven by significantly higher feedstock and energy costs, selling prices were up in all geographic areas, except North America, where low demand in the key industries did not allow for price increases. Overall, volume was flat as growth in Europe and Asia Pacific was offset by lower volume in North America, due to the permanent shutdown of one of the Company’s polyethylene plants in Canada and the sale of a polyethylene plant in South Africa, both in late 2006. Despite significantly higher feedstock and energy costs, EBIT for the business improved from the second quarter of 2006 due to higher selling prices, improved equity earnings from EQUATE and Siam Polyethylene, lower operating expenses and a gain on the sale of a low density polyethylene plant in Cubatao, Brazil.

Polypropylene sales were up 2 percent from the second quarter of 2006 as a 7 percent increase in prices was offset by a 5 percent decline in volume. Price improvement was reported in all geographic areas, as the business increased prices in response to rising feedstock and energy costs. Despite tight propylene supply and the sale of the Company’s Safripol business in South Africa in the fourth quarter of 2006, demand remained strong and volume improved in Europe, North America and Asia Pacific. Despite higher prices, EBIT was down from the second quarter of 2006 due to the increase in feedstock and energy costs.

Polystyrene sales for the second quarter of 2007 were up 19 percent due to higher prices. Compared with the same period last year, volume was flat. Prices were up significantly in all geographic areas, driven by higher feedstock and energy costs and continued strong demand. Volume in the second quarter of 2007 was significantly higher in Asia Pacific due to the consolidation of the SAL Petrochemical (Zhangjiagang) Company Limited, after the Company acquired the remaining 50 percent interest in this joint venture in the first quarter of 2007. Volume in Europe was negatively impacted by scheduled maintenance turnarounds at the Company’s plants in Schkopau, Germany, and Bilbao, Spain. In North America, volume was down from the same period last year, reflecting the closure of the Company’s polystyrene manufacturing facility at Sarnia, Ontario, Canada in the fourth quarter of 2006. Compared with last year, EBIT for the second quarter of 2007 was up slightly as higher feedstock, energy costs and higher operating expenses were more than offset by the increase in selling prices.

Basic Plastics sales for the first six months of 2007 were $6,074 million, up 5 percent from $5,783 million in the first half of 2006. Compared with 2006, prices were up 4 percent, mostly due to the favorable impact of currency, and volume improved 1 percent. EBIT for the first half of 2007 was $1,056 million, up from $969 million in the first half of 2006. Despite a significant increase in feedstock and energy costs, EBIT improved due to higher sales, improved equity earnings from EQUATE, and a gain on the sale of the low density polyethylene plant in Cubatao, Brazil.

BASIC CHEMICALS

Sales for the Basic Chemicals segment were $1,455 million in the second quarter of 2007, up 3 percent from $1,416 million in the same period last year. Volume was flat versus the second quarter of 2006, while prices, including the favorable impact of currency, increased 3 percent. Prices were up for ethylene glycol (“EG”) due to higher raw material costs and strong industry demand, particularly from the Asian polyester industry. Overall, EG volume declined slightly due to the restructuring of certain supply agreements. Caustic soda prices declined from a year ago, as improvements in Europe were more than offset by declines in the North America and Latin America. Demand for caustic soda held steady, while demand for vinyl chloride monomer (“VCM”) declined, principally in North America where demand for residential construction has declined sharply. VCM prices declined due to soft industry conditions. Solvents and Intermediates continued to report significant improvement in both price and volume outside North America, indicating solid demand for coatings applications. Despite higher equity earnings from MEGlobal, EQUATE and OPTIMAL, EBIT of $165 million in the second quarter of 2007 was down from $219 million in the second quarter of 2006, primarily due to higher feedstock and energy costs.

For the first half of 2007, sales for Basic Chemicals were $2,726 million, down 2 percent from $2,784 million last year, as volume declined 2 percent. Compared with the first half of 2006, prices were unchanged. Despite higher equity earnings, EBIT for the first six months of 2007 was $299 million, down from $373 million in the same period last year, as higher feedstock and energy costs reduced profitability in VCM.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales for the second quarter of 2007 were $1,623 million, down 2 percent from $1,654 million in the second quarter of last year. Compared with last year, prices rose 9 percent, driven by significantly higher feedstock costs, while volume declined 11 percent. Sales of refinery products declined due to a planned maintenance turnaround during the second quarter. For the first half of 2007, sales were $3,235 million for the segment, up 5 percent from $3,074 million in the same period of 2006, as an 8 percent increase in prices was partially offset by a 3 percent decline in volume.

Overall, purchased feedstock and energy costs rose sharply (up 11 percent) during the quarter, adding approximately $550 million of additional costs compared with the same period of 2006, reversing the trend of the previous two quarters of year-over-year reductions in these costs - the first reductions since the second quarter of 2002.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at cost. As a result, EBIT for this operating segment was at or near breakeven for the three months and six months ended June 30, 2007 and 2006.

UNALLOCATED AND OTHER

Sales for Unallocated and Other, which primarily relate to the Company’s insurance operations, were $103 million in the second quarter of 2007, up from $81 million in the same period of 2006. Sales for the first six months of 2007 were $191 million, up from $176 million in the same period of 2006.

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

EBIT for the second quarter of 2007 was a loss of $140 million, compared with a loss of $180 million in the second quarter of 2006. Compared with the same quarter of last year, EBIT for the second quarter of 2007 reflected improved results from insurance company operations and a favorable swing in foreign exchange hedging results.

EBIT for the first six months of 2007 was a loss of $397 million, compared with a loss of $314 million in the same period last year. Year to date, EBIT declined despite improved results from insurance company operations and a favorable swing in foreign exchange hedging results, due to higher performance-based compensation expense (including stock-based compensation) of approximately $90 million and the impact of approximately $40 million in tax contingencies related to franchise taxes.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	2%	7%	9%	(1)%	6%	5%
Performance Chemicals	2	3	5	3	3	6
Agricultural Sciences	11	2	13	10	1	11
Basic Plastics	(1)	7	6	1	4	5
Basic Chemicals	—	3	3	(2)	—	(2)
Hydrocarbons and Energy	(11)	9	(2)	(3)	8	5
Total	—	6%	6%	—	5%	5%
Geographic areas
United States	2%	1%	3%	(3)%	(2)%	(5)%
Europe	(2)	10	8	3	11	14
Rest of World	1	6	7	2	5	7
Total	—	6%	6%	—	5%	5%

OUTLOOK

Global GDP growth is expected to be quite healthy in 2007, at or above 3 percent. The United States is expected to show slower growth than in 2006, principally because of weakness in residential construction and the automotive industry, although the sharpest declines in residential construction appear to be behind us. In Europe, growth is expected to be solid, with stronger growth in the emerging regions. China continues to grow at double-digit rates despite government efforts to slow targeted industries and regions.

Continued global GDP growth should drive higher demand for the chemical industry, especially in China and other emerging regions of the world. With supply growth limited, industry supply/demand should remain balanced, particularly in the ethylene chain. Chlor-alkali industry conditions may soften later in the year, impacted by capacity startups in late 2007 or early 2008.

Continued volatility in feedstock and energy costs adds uncertainty to the profit outlook. Purchased feedstock and energy costs are expected to remain high and volatile in the third quarter.

The solid demand experienced during the second quarter is expected to continue into the third quarter. While industry demand is typically slower in July and August due to vacations in the northern hemisphere, volume usually rebounds in September. Weaker housing and automotive industries in North America may continue to present challenges. Agricultural Sciences expects to experience a typical seasonal decline in demand in North America and Europe compared to the first half of the year.

Overall, the results for the first half of 2007 reinforce Dow’s view that its strategy is working and that it will continue to deliver strong results for the Company and for its shareholders.

SUBSEQUENT EVENT

A change in German tax law, which includes a reduction in the German income tax rate, is expected to be enacted during the third quarter of 2007. As a result, the Company expects to record a charge of $350-$400 million against the provision for income taxes in the third quarter of 2007 related to the adjustment of its net deferred tax assets in Germany due to the rate reduction.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	June 30, 2007	June 30, 2006
Cash provided by (used in):
Operating activities	$1,962	$1,935
Investing activities	(1,445)	(852)
Financing activities	(1,303)	(1,736)
Effect of exchange rate changes on cash	5	9
Net change in cash and cash equivalents	$(781)	$(644)

Cash provided by operating activities in the first six months of 2007 was slightly higher than the same period last year as lower working capital requirements and pension contributions offset a decrease in earnings.

Cash used in investing activities in the first six months of 2007 increased significantly compared with the same period last year principally due to investments in consolidated companies (including $603 million for Wolff Walsrode and $151 million for Hyperlast Limited; see Notes D and E to the Consolidated Financial Statements). Partially offsetting this increase was a reduction in the amount of cash used for the purchase of previously leased assets.

Cash used in financing activities in the first six months of 2007 decreased compared with the same period last year due to lower payments on long-term debt and higher proceeds from sales of common stock (related to the exercise of stock options and the Employees’ Stock Purchase Plan), which more than offset increases in purchases of treasury stock (related to share repurchase programs) and dividends paid to shareholders.

On August 29, 2006, the Board of Directors approved a plan to shut down a number of the Company’s manufacturing facilities. The shutdowns are scheduled to be completed by the end of 2008, resulting in additional cash expenditures of approximately $178 million over the next few years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note I to the Consolidated Financial Statements). Dow expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities, and pension plan settlement costs. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital	June 30,	Dec. 31,
In millions	2007	2006
Current assets	$18,029	$17,209
Current liabilities	11,297	10,601
Working capital	$6,732	$6,608
Current ratio	1.60:1	1.62:1
Days-sales-outstanding-in-receivables	40	39
Days-sales-in-inventory	62	63

Total Debt In millions	June 30, 2007	Dec. 31, 2006
Notes payable	$285	$219
Long-term debt due within one year	1,393	1,291
Long-term debt	7,966	8,036
Total debt	$9,644	$9,546
Debt as a percent of total capitalization	33.4%	34.1%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At June 30, 2007, there were no commercial paper borrowings outstanding. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available $3 billion 5-year revolving credit facility with various U.S. and foreign banks. This credit facility matures in April 2011.

At June 30, 2007, the Company had $3.5 billion of SEC-registered securities available for issuance under U.S. shelf registrations, Euro 1.5 billion (approximately $2.0 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $406 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on August 8, 2006. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 23, 2007. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At June 30, 2007, the Company was in compliance with all of these covenants and default provisions.

On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007 (the “2005 Program”). During the first quarter of 2007, the Company purchased 6,201,593 shares of the Company’s common stock under the 2005 Program, bringing the program to a close. On October 26, 2006, the Company announced that its Board of Directors had approved a new share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock (the “2006 Program”). Purchases under the 2006 Program began in March 2007, following the completion of the 2005 Program. In the second quarter of 2007, the Company purchased 8,845,200 shares of the Company’s common stock under the 2006 Program, bringing the total number of shares purchased under the program to 11,916,207 shares. See PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Contractual Obligations

There have been no material changes in the Company’s contractual obligations or commercial commitments since December 31, 2006.

The Company also had outstanding guarantees at June 30, 2007. Additional information related to these guarantees can be found in the “Guarantees” table provided in Note F to the Consolidated Financial Statements.

Dividends

On July 30, 2007, the Company paid a quarterly dividend of $0.42 per share to stockholders of record on June 29, 2007. This represented a 12 percent increase in the quarterly dividend per share. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 95-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2007	2006
Claims unresolved at January 1	111,887	146,325
Claims filed	5,839	9,130
Claims settled, dismissed or otherwise resolved	(13,486)	(34,327)
Claims unresolved at June 30	104,240	121,128
Claimants with claims against both UCC and Amchem	35,025	42,096
Individual claimants at June 30	69,215	79,032

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

Based on Union Carbide’s review of 2007 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2007. Union Carbide’s asbestos-related liability for pending and future claims was $1.2 billion at June 30, 2007. Approximately 29 percent of the recorded liability related to pending claims and approximately 71 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Six Months Ended		Aggregate Costs
In millions	June 30, 2007	June 30, 2006	to Date as of June 30, 2007
Defense costs	$42	$28	$523
Resolution costs	$28	$73	$1,210

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the second quarter of 2007 ($14 million in the second quarter of 2006) and $42 million in the first six months of 2007 ($28 million in the first six months of 2006), and was reflected in “Cost of sales.”

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2007, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $478 million at June 30, 2007 and $495 million at December 31, 2006. At June 30, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

	June 30,	Dec. 31,
In millions	2007	2006
Receivables for defense costs	$37	$34
Receivables for resolution costs	257	266
Total	$294	$300

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

*                    Using a 95 percent confidence level

Since December 31, 2006, there have been no material changes in the Company’s risk management policies. The Company’s daily VAR for the aggregate of trading and non-trading positions increased from a total of $60 million at December 31, 2006 to a total of $75 million at June 30, 2007. The increase was principally due to the termination of interest rate hedges, changes in market rates, and an increase in equity exposures.

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

The Dow Chemical Company and Subsidiaries
PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the second quarter of 2007. For a summary of the history and current status of this matter, see Note F to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Company’s risk factors in the second quarter of 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2007:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program (2)	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program
April 2007	978,389	$45.62	250,000	$1,847,447,945
May 2007	8,600,534	$45.39	8,595,200	$1,457,318,050
June 2007	350	$45.52	—	$1,457,318,050
Second quarter 2007	9,579,273	$45.41	8,845,200	$1,457,318,050

(1)             Includes 734,073 shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

(2)             On October 26, 2006, the Company announced that the Board of Directors had approved a new share buy-back program, authorizing the spending of up to $2 billion on the repurchase of the Company’s common stock. Purchases under this program began in March 2007, following the completion of the Company’s previous repurchase program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of The Dow Chemical Company was held on May 10, 2007. At that meeting, Arnold A. Allemang, Jacqueline K. Barton, James A. Bell, Jeff M. Fettig, Barbara Hackman Franklin, John B. Hess, Andrew N. Liveris, Geoffery E. Merszei, James M. Ringler, Ruth G. Shaw and Paul G. Stern were re-elected to the Company’s Board of Directors for one-year terms to expire at the annual meeting in 2008.

The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter	For	Against	Withheld	Abstentions	Broker Nonvotes
1. Election of Directors:
Arnold A. Allemang	816,430,788	N/A	20,254,729	N/A	N/A
Jacqueline K. Barton	818,211,114	N/A	18,474,403	N/A	N/A
James A. Bell	824,816,371	N/A	11,869,146	N/A	N/A
Jeff M. Fettig	824,029,694	N/A	12,655,823	N/A	N/A
Barbara Hackman Franklin	815,238,606	N/A	21,446,911	N/A	N/A
John B. Hess	823,563,573	N/A	13,121,944	N/A	N/A
Andrew N. Liveris	815,816,247	N/A	20,869,270	N/A	N/A
Geoffery E. Merszei	785,100,462	N/A	51,585,055	N/A	N/A
James M. Ringler	823,665,771	N/A	13,019,746	N/A	N/A
Ruth G. Shaw	824,232,698	N/A	12,452,819	N/A	N/A
Paul G. Stern	818,022,816	N/A	18,662,701	N/A	N/A
2. Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2007	817,027,415	12,503,111	N/A	7,154,991	N/A
3. Amendment of the Restated Certificate of Incorporation to remove the supermajority vote provisions	818,113,345	10,165,586	N/A	8,406,586	N/A
4. Stockholder Proposal on Bhopal	56,419,136	575,439,574	N/A	76,746,037	128,080,770
5. Stockholder Proposal on Genetically Engineered Seed	43,722,247	582,637,901	N/A	82,244,599	128,080,770
6. Stockholder Proposal for Report on Environmental Remediation in Midland Area	139,168,764	486,747,960	N/A	82,688,023	128,080,770
7. Stockholder Proposal for Report on Chemicals with Links to Respiratory Problems	43,057,777	590,673,327	N/A	74,873,643	128,080,770

N/A - Not applicable

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 44 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

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

The following trademark of Ann Arbor Technical Services, Inc. appears in this report:  GeoMorph

The Dow Chemical Company and Subsidiaries
Signature

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY

Registrant

Date: July 30, 2007

/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
3(i)	A copy of the Restated Certificate of Incorporation of The Dow Chemical Company as filed with the Secretary of State, State of Delaware on May 11, 2007.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-100.INS	XBRL Instance Document

EX-100.SCH	XBRL Taxonomy Extension Schema Document

EX-100.SCH.1	XBRL Taxonomy Extension Schema Document

EX-100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-100.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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