Form 10-Q
period 2007-09-30
DOW CHEMICAL CO /DE/
filed 2007-10-29
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Class	Outstanding at September 30, 2007
Common Stock, par value $2.50 per share	944,397,632 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions, except per share amounts (Unaudited)	2007	2006	2007	2006
Net Sales	$13,589	$12,359	$39,286	$36,888
Cost of sales	11,864	10,600	33,867	31,027
Research and development expenses	329	291	951	856
Selling, general and administrative expenses	476	420	1,371	1,210
Amortization of intangibles	22	13	51	37
Restructuring charges (credit)	—	579	(4)	579
Purchased in-process research and development charges	59	—	59	—
Equity in earnings of nonconsolidated affiliates	296	317	828	717
Sundry income - net	70	4	262	87
Interest income	28	48	101	128
Interest expense and amortization of debt discount	148	155	423	462
Income before Income Taxes and Minority Interests	1,085	670	3,759	3,649
Provision for income taxes	659	137	1,271	831
Minority interests’ share in income	23	21	73	69
Net Income Available for Common Stockholders	$403	$512	$2,415	$2,749
Share Data
Earnings per common share - basic	$0.42	$0.53	$2.53	$2.85
Earnings per common share - diluted	$0.42	$0.53	$2.49	$2.82
Common stock dividends declared per share of common stock	$0.42	$0.375	$1.215	$1.125
Weighted-average common shares outstanding - basic	948.9	959.1	955.6	963.5
Weighted-average common shares outstanding - diluted	961.5	969.9	968.3	975.5
Depreciation	$499	$492	$1,439	$1,418
Capital Expenditures	$519	$420	$1,311	$1,118

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
In millions (Unaudited)	2007	2006
Assets
Current Assets
Cash and cash equivalents	$1,945	$2,757
Marketable securities and interest-bearing deposits	1	153
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2007: $115; 2006: $122)	6,007	4,988
Other	3,420	3,060
Inventories	6,772	6,058
Deferred income tax assets - current	108	193
Total current assets	18,253	17,209
Investments
Investment in nonconsolidated affiliates	3,190	2,735
Other investments	2,417	2,143
Noncurrent receivables	412	288
Total investments	6,019	5,166
Property
Property	46,607	44,381
Less accumulated depreciation	32,397	30,659
Net property	14,210	13,722
Other Assets
Goodwill	3,519	3,242
Other intangible assets (net of accumulated amortization - 2007: $697; 2006: $620)	752	457
Deferred income tax assets - noncurrent	3,062	4,006
Asbestos-related insurance receivables - noncurrent	687	725
Deferred charges and other assets	1,167	1,054
Total other assets	9,187	9,484
Total Assets	$47,669	$45,581

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$306	$219
Long-term debt due within one year	1,372	1,291
Accounts payable:
Trade	4,233	3,825
Other	2,006	1,849
Income taxes payable	753	569
Deferred income tax liabilities - current	187	251
Dividends payable	400	382
Accrued and other current liabilities	2,277	2,215
Total current liabilities	11,534	10,601
Long-Term Debt	8,019	8,036
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	903	999
Pension and other postretirement benefits - noncurrent	3,306	3,094
Asbestos-related liabilities - noncurrent	1,061	1,079
Other noncurrent obligations	3,378	3,342
Total other noncurrent liabilities	8,648	8,514
Minority Interest in Subsidiaries	400	365
Preferred Securities of Subsidiaries	1,000	1,000
Stockholders’ Equity
Common stock	2,453	2,453
Additional paid-in capital	858	830
Retained earnings (includes cumulative effect of adopting FIN No. 48 of $(290))	17,941	16,987
Accumulated other comprehensive loss	(1,560)	(2,235)
Treasury stock at cost	(1,624)	(970)
Net stockholders’ equity	18,068	17,065
Total Liabilities and Stockholders’ Equity	$47,669	$45,581

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
	Sept. 30,	Sept. 30,
In millions (Unaudited)	2007	2006
Operating Activities
Net Income Available for Common Stockholders	$2,415	$2,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,601	1,544
Purchased in-process research and development charges	59	—
Provision for deferred income tax	712	246
Earnings of nonconsolidated affiliates in excess of dividends received	(310)	(239)
Minority interests’ share in income	73	69
Pension contributions	(137)	(395)
Net (gain) loss on sales of investments	(120)	2
Net gain on sales of property and businesses	(71)	(48)
Other net gain	(88)	—
Restructuring (credit) charges	(4)	579
Excess tax benefits from share-based payment arrangements	(14)	—
Changes in assets and liabilities:
Accounts and notes receivable	(857)	(304)
Inventories	(614)	(811)
Accounts payable	469	(435)
Other assets and liabilities	140	(53)
Cash provided by operating activities	3,254	2,904
Investing Activities
Capital expenditures	(1,311)	(1,118)
Proceeds from sales of property and businesses	110	69
Acquisitions of businesses	(143)	—
Purchase of previously leased assets	(12)	(205)
Investments in consolidated companies, net of cash acquired	(742)	(109)
Investments in nonconsolidated affiliates	(60)	(56)
Distributions from nonconsolidated affiliates	5	4
Proceeds from sale of nonconsolidated affiliate	30	—
Purchases of investments	(1,367)	(1,079)
Proceeds from sales and maturities of investments	1,404	1,172
Cash used in investing activities	(2,086)	(1,322)
Financing Activities
Changes in short-term notes payable	38	9
Payments on long-term debt	(71)	(598)
Proceeds from issuance of long-term debt	13	—
Purchases of treasury stock	(1,144)	(650)
Proceeds from sales of common stock	291	97
Excess tax benefits from share-based payment arrangements	14	—
Distributions to minority interests	(48)	(54)
Dividends paid to stockholders	(1,115)	(1,044)
Cash used in financing activities	(2,022)	(2,240)
Effect of Exchange Rate Changes on Cash	42	(14)
Summary
Decrease in cash and cash equivalents	(812)	(672)
Cash and cash equivalents at beginning of year	2,757	3,806
Cash and cash equivalents at end of period	$1,945	$3,134

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2007	2006	2007	2006
Net Income Available for Common Stockholders	$403	$512	$2,415	$2,749
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains on investments	15	42	24	17
Translation adjustments	353	(39)	487	325
Minimum pension liability adjustments	—	—	—	(2)
Adjustments to pension and other postretirement benefit plans	32	—	108	—
Net gains (losses) on cash flow hedging derivative instruments	26	(89)	56	(129)
Total other comprehensive income (loss)	426	(86)	675	211
Comprehensive Income	$829	$426	$3,090	$2,960

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

PART I – FINANCIAL INFORMATION, Item 1. Financial Statements.

(Unaudited)	Notes to the Consolidated Financial Statements

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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

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

The tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination for Major Tax
Jurisdictions at January 1, 2007

1998 – 2006	United States – federal income tax
2001 – 2006	Argentina
Brazil
2002 – 2006	Germany
Italy
United States – state and local income tax
2003 – 2006	Spain
2004 – 2006	Canada
France
Switzerland
2005 – 2006	United Kingdom
2006	The Netherlands

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

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP replaces certain terms in FIN No. 39 with “derivative instruments” (as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of applying the guidance in this FSP.

NOTE C – INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Sept. 30, 2007	Dec. 31, 2006
Finished goods	$3,928	$3,498
Work in process	1,545	1,319
Raw materials	667	672
Supplies	632	569
Total inventories	$6,772	$6,058

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,272 million at September 30, 2007 and $1,092 million at December 31, 2006.

NOTE D – ACQUISITIONS

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

The following table summarizes the values of the assets acquired and liabilities assumed at the date of the acquisition, as well as adjustments that have been made primarily as a result of initial third-party valuations. Allocation of the purchase price is subject to additional third-party valuation and has not been completed for this acquisition. Final determination of the values to be assigned may result in further adjustments to the preliminary values presented below.

Assets Acquired and Liabilities Assumed In millions	At June 30, 2007	Purchase Price Adjustments (1)	At Sept. 30, 2007
Current assets	$188	$15	$203
Property	233	68	301
Goodwill (2)	364	(167)	197
Other intangible assets (2)	8	174	182
Other assets	11	(5)	6
Total assets acquired	$804	$85	$889
Accounts payable	$27	—	$27
Long-term debt	10	—	10
Accrued and other liabilities	47	—	47
Pension benefits	117	(11)	106
Deferred tax liabilities - noncurrent	—	98	98
Total liabilities assumed	$201	$87	$288
Net assets acquired	$603	$(2)	$601

(1) Includes a $9 million write-off of purchased in-process research and development and the addition of transaction costs of $7 million in the third quarter of 2007.

(2) See Note E for additional information.

Beginning in the third quarter of 2007, the results of Wolff Walsrode’s operations were reflected in the Company’s consolidated income statement.

The Company evaluated the materiality of assets acquired and liabilities assumed, individually and in the aggregate, and concluded that such assets and liabilities were not material to the consolidated financial statements.

Purchased In-Process Research and Development

Purchased in-process research and development (“IPR&D”) represents the value assigned in a business combination to acquired research and development projects that, as of the date of the acquisition, had not established technological feasibility and had no alternative future use. In accordance with GAAP, amounts assigned to IPR&D meeting these criteria must be charged to expense as part of the allocation of the purchase price of the business combination.

The Company recorded pretax charges totaling $59 million in the third quarter of 2007 for IPR&D projects associated with several recent acquisitions. The estimated values assigned to the IPR&D projects were determined primarily based on a discounted cash flow model and are shown below:

In-Process Research and Development Projects Acquired In millions	Date of Acquisition	Estimated Value Assigned to IPR&D
Germplasm from Maize Technologies International	May 1, 2007	$2
Manufacturing process R&D from Wolff Walsrode	June 30, 2007	9
Germplasm from Agromen Tecnologia Ltda.	August 1, 2007	26
Germplasm from Duo Maize	August 30, 2007	3
Intellectual property for crop trait discovery from Exelixis Plant Sciences	September 4, 2007	19
Total		$59

The third quarter charges were shown as “Purchased in-process research and development charges” in the consolidated statements of income. $50 million of the charges was related to projects within the Agricultural Sciences segment. The $9 million charge related to IPR&D acquired from Wolff Walsrode impacted the results for the Performance Chemicals segment.

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total
Balance at December 31, 2006	$915	$850	$1,320	$94	$63	$3,242
Increase related to acquisition of:
Additional 50% interest in Styron Asia Limited	—	—	—	6	—	6
Hyperlast Limited	126	—	—	—	—	126
Wolff Walsrode	—	364	—	—	—	364
Purchase price adjustments:
Zhejiang Omex Environmental Engineering Co. LTD	—	(52)	—	—	—	(52)
Wolff Walsrode	—	(167)	—	—	—	(167)
Balance at September 30, 2007	$1,041	$995	$1,320	$100	$63	$3,519

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

In the second quarter of 2007, the Company completed the purchase price allocation related to the acquisition of Zhejiang Omex Environmental Engineering Co. LTD (“Omex”), resulting in the recording of $51 million of intangible assets as follows:

Omex Intangible Assets In millions	Gross Carrying Amount	Weighted-average Amortization Period
Intangible assets with finite lives:
Trademarks	$23	10 years
Patents	19	17 years
Other	9	2-5 years
Total	$51	11 years

On June 30, 2007, the Company completed the acquisition of Wolff Walsrode. The initial recording of the acquisition at June 30, 2007 resulted in goodwill of $364 million. In the third quarter of 2007, based on initial third-party valuations, the Company adjusted the estimated values of certain assets and liabilities, resulting in a reduction in goodwill of $167 million and the recording of an estimated $174 million of additional intangible assets. Approximately $22 million of the goodwill is expected to be deductible for tax purposes. Final determination of the values to be assigned to the assets acquired and liabilities assumed may result in further adjustments to the preliminary values. See Note D for additional information related to the purchase price adjustments.

Wolff Walsrode Intangible Assets In millions	Estimated Gross Carrying Amount	Weighted-average Amortization Period
Intangible assets with finite lives:
Intellectual property	$63	10 years
Trademarks	9	10 years
Software	5	5 years
Other (customer-related)	105	5 years
Total	$182	7 years

On August 1 2007, Dow AgroSciences acquired the corn seed business of Agromen Tecnologia Ltda for $116 million. Allocation of the purchase price resulted in the recording of an estimated $72 million of intellectual property with a weighted-average amortization period of seven years. Final determination of the values to be assigned to the assets acquired and liabilities assumed may result in further adjustments to the preliminary values.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At September 30, 2007			At December 31, 2006
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$382	$(162)	$220	$234	$(142)	$92
Patents	153	(111)	42	148	(117)	31
Software	519	(305)	214	452	(269)	183
Trademarks	166	(49)	117	133	(40)	93
Other	229	(70)	159	110	(52)	58
Total	$1,449	$(697)	$752	$1,077	$(620)	$457

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Other intangible assets, excluding software	$22	$13	$51	$37
Software, included in “Cost of sales”	$11	$12	$32	$33

Total estimated amortization expense for 2007 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2007	$121
2008	$132
2009	$122
2010	$118
2011	$108
2012	$74

NOTE F – COMMITMENTS AND CONTINGENT LIABILITIES

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

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At September 30, 2007, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2007, the Company had accrued obligations of $352 million for environmental remediation and restoration costs, including $27 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2006, the Company had accrued obligations of $347 million for environmental remediation and restoration costs, including $31 million for the remediation of Superfund sites.

Midland Site Environmental Matters

On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for the City of Midland and the Tittabawassee River and floodplain for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. The Company was required to submit a Scope of Work for the investigation of the Saginaw River and Saginaw Bay by August 11, 2007. The Company submitted the Scope of Work for the Saginaw River and Saginaw Bay on July 13, 2007. The Company received a Notice of Deficiency dated August 29, 2007, from the MDEQ with respect to the Scope of Work for the Saginaw River and Saginaw Bay. The Company submitted a revised Scope of Work for the Saginaw River and Saginaw Bay to the MDEQ on October 15, 2007.

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

Remedial Investigation Work Plans

The Company submitted Remedial Investigation Work Plans for the City of Midland and for the Tittabawassee River on December 29, 2005. By letters dated March 2, 2006 and April 13, 2006, the MDEQ provided two Notices of Deficiency (“Notices”) to the Company regarding the Remedial Investigation Work Plans. The Company responded, as required, to some of the items in the Notices on May 1, 2006, and as required responded to the balance of the items and submitted revised Remedial Investigation Work Plans on December 1, 2006. In response to subsequent discussions with the MDEQ, the Company submitted further revised Remedial Investigation Work Plans on September 17, 2007, for the Tittabawassee River and on October 15, 2007, for the City of Midland.

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

Removal Actions

On June 27, 2007, the U.S. Environmental Protection Agency (“EPA”) sent a letter to the Company demanding that the Company enter into consent orders under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) for three areas identified during investigation of the first six miles of the Tittabawassee River as areas for interim remedial actions under MDEQ oversight. The EPA sought a commitment that the Company immediately engage in remedial actions to remove soils and sediments. Three removal orders were negotiated and were signed on July 12, 2007, and the work has commenced under EPA oversight.

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

On September 12, 2007, the EPA issued a press release reporting that they were withdrawing from the alternative dispute resolution process. On September 28, 2007, the Company entered into a Funding and Participation Agreement with the natural resource damage trustees that addressed the Company’s payment of past costs incurred by the trustees, payment of the costs of a trustee coordinator and a process to review additional cooperative studies that the Company might agree to fund or conduct with the natural resource damage trustees.

On October 10, 2007, the EPA presented a Special Notice letter to the Company offering to enter into negotiations for an administrative order on consent for the Company to conduct or fund a remedial investigation, a feasibility study, interim remedial actions and a remedial design for what the EPA has called the Tittabawassee River Dioxin Spill Site. The Company has agreed to enter into negotiations. The negotiations are subject to a 60-day period ending on December 10, 2007, which can be extended another 30 days at the discretion of the EPA.

At the end of 2006, the Company had an accrual for off-site corrective action of $7 million (included in the total accrued obligation of $347 million at December 31, 2006) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At September 30, 2007, the accrual for off-site corrective action was $26 million (included in the total accrued obligation of $352 million at September 30, 2007).

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

Based on Union Carbide’s review of 2007 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2007. Union Carbide’s asbestos-related liability for pending and future claims was $1.2 billion at September 30, 2007. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2007, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $476 million at September 30, 2007 and $495 million at December 31, 2006. At September 30, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2007	Dec. 31, 2006
Receivables for defense costs	$29	$34
Receivables for resolution costs	254	266
Total	$283	$300

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $16 million in the third quarter of 2007 ($1 million in the third quarter of 2006) and $58 million in the first nine months of 2007 ($29 million in the first nine months of 2006), and was reflected in “Cost of sales.”

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2007 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$303	$14
Residual value guarantees	2015	1,035	5
Total guarantees		$1,338	$19

Guarantees at December 31, 2006 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$340	$20
Residual value guarantees	2015	1,044	6
Total guarantees		$1,384	$26

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $110 million at September 30, 2007 and $106 million at December 31, 2006. The discount rate used to calculate the Company’s asset retirement obligation was 4.6 percent. These obligations were included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE G – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Defined Benefit Pension Plans:
Service cost	$72	$71	$215	$212
Interest cost	218	208	652	619
Expected return on plan assets	(294)	(276)	(877)	(824)
Amortization of prior service cost	6	5	18	15
Amortization of net loss	48	56	147	166
Termination benefits/curtailment costs	—	33	1	33
Net periodic benefit cost	$50	$97	$156	$221
Other Postretirement Benefits:
Service cost	$5	$6	$15	$18
Interest cost	29	29	86	87
Expected return on plan assets	(9)	(7)	(27)	(21)
Amortization of prior service credit	(1)	(2)	(3)	(6)
Amortization of net loss	1	2	3	6
Net periodic benefit cost	$25	$28	$74	$84

NOTE H – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plans (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”), and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan. Most of the Company’s stock-based compensation awards are granted in the first quarter of each year. There was minimal grant activity in the second and third quarters of 2007. Details for awards granted in the first quarter of 2007 are included below.

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

NOTE I – 2006 RESTRUCTURING

On August 29, 2006, the Company’s Board of Directors approved a plan to shut down a number of assets around the world as the Company continues its drive to improve the competitiveness of its global operations. As a consequence of these shutdowns, which are scheduled to be completed by the end of 2008, and other optimization activities, the Company recorded pretax restructuring charges totaling $591 million in the third and fourth quarters of 2006. The charges consisted of asset write-downs and write-offs of $346 million, costs associated with exit or disposal activities of $172 million and severance costs of $73 million. The impact of the charges was shown as “Restructuring charges (credit)” in the consolidated statements of income.

The following table summarizes 2007 activities related to the Company’s restructuring reserve:

Activities Related to 2006 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2006	$171	$69	$240
Cash payments	(1)	(8)	(9)
Reserve balance at March 31, 2007	$170	$61	$231
Adjustments to reserve	(4)	—	(4)
Cash payments	(40)	(9)	(49)
Reserve balance at June 30, 2007	$126	$52	$178
Cash payments	(5)	(4)	(9)
Reserve balance at September 30, 2007	$121	$48	$169

In the second quarter of 2007, the Company reached agreements with certain suppliers regarding the early cancellation of supply agreements related to the shutdown of manufacturing assets, resulting in a $4 million reduction of the restructuring reserve for contract termination fees. The adjustment was credited against the Performance Plastics segment.

As a result of the Company’s plans to shut down assets around the world, and conduct other optimization activities principally in Europe, the restructuring charges recorded in 2006 included severance of $73 million for the separation of approximately 810 employees under the terms of Dow’s ongoing benefit arrangements, primarily over the next two years. As of September 30, 2007, severance of $25 million had been paid to 310 employees, and a liability of $48 million remained for approximately 500 employees.

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

NOTE J – EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations	Three Months Ended Sept. 30, 2007		Three Months Ended Sept. 30, 2006
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$403	$403	$512	$512
Weighted-average common shares outstanding	948.9	948.9	959.1	959.1
Add dilutive effect of stock options and awards	—	12.6	—	10.8
Weighted-average common shares for EPS calculations	948.9	961.5	959.1	969.9
Earnings per common share	$0.42	$0.42	$0.53	$0.53
Stock options and deferred stock awards excluded from EPS calculations (1)		25.7		20.6

Earnings Per Share Calculations	Nine Months Ended Sept. 30, 2007		Nine Months Ended Sept. 30, 2006
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$2,415	$2,415	$2,749	$2,749
Weighted-average common shares outstanding	955.6	955.6	963.5	963.5
Add dilutive effect of stock options and awards	—	12.7	—	12.0
Weighted-average common shares for EPS calculations	955.6	968.3	963.5	975.5
Earnings per common share	$2.53	$2.49	$2.85	$2.82
Stock options and deferred stock awards excluded from EPS calculations (1)		20.4		17.5

(1)         Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE K – INCOME TAXES

The tax rate for the third quarter of 2007 was negatively impacted by a change in German tax law that was enacted in August and included a reduction in the German income tax rate, which is effective January 1, 2008. As a result of the change, the Company adjusted the value of its net deferred tax assets in Germany (using the lower tax rate) and recorded a charge of $362 million (equivalent to $0.38 per share) against the provision for income taxes in the third quarter of 2007.

NOTE L – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

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

PERFORMANCE CHEMICALS

Applications: agricultural and pharmaceutical products and processing • building materials • chemical processing and intermediates • electronics • food processing and ingredients • gas treating solvents • household products • metal degreasing and dry cleaning • oil and gas treatment • paints, coatings, inks, adhesives, lubricants • personal care products • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

Designed Polymers is a business portfolio of products and systems characterized by unique chemistry, specialty functionalities, and people with deep expertise in regulated industries. Within Designed Polymers, Dow Water Solutions offers world-class brands and enabling component technologies designed to advance the science of desalination, water purification, trace contaminant removal and water recycling. Also in Designed Polymers, businesses such as Dow Wolff Cellulosics, Dow Biocides and ANGUS Chemical Company (a wholly owned subsidiary of Dow), develop and market a range of products that enhance or enable key physical and sensory properties of end-use products in applications such as food, pharmaceuticals, oil and gas, paints and coatings, personal care, and building and construction.

•                  Products and Services: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals; CANGUARD™ BIT preservatives; CELLOSIZE™ hydroxyethyl cellulose; Chiral compounds and biocatalysts; CYCLOTENE™ advanced electronics resins; DOW™ latex powders; DOWEX™ ion exchange resins; DOWICIDE™ antimicrobial bactericides and fungicides; ETHOCEL™ ethylcellulose resins; FILMTEC™ membranes; FORTEFIBER™ soluble dietary fiber; Hydrocarbon resins; Industrial biocides; METHOCEL™ cellulose ethers; OMEXELL™ ultrafiltration; OMEXELL™ electrodeionization; Pfēnex Expression Technology™; POLYOX™ water-soluble resins; Quaternaries; SILK™ semiconductor dielectric resins; WALOCEL™ cellulose polymers

The Dow Latex business is a major global supplier of latexes, for a wide range of industries and applications. It provides the broadest line of styrene/butadiene (S/B) products supporting customers in paper and paperboard (for magazines, catalogues and food packaging) applications, and the carpet and floor covering industry. UCAR Emulsion Systems (UES) manufactures and sells acrylic, vinyl acrylic, vinyl acetate ethylene (VAE), and S/B and styrene acrylic latexes and NEOCAR™ branched vinyl ester latexes for use in the architectural and industrial coatings, adhesives, construction products such as caulks and sealants, textile, and traffic paint. It also offers the broadest product range in the dispersion area and produces and markets UCAR™ POLYPHOBE™ rheology modifiers.

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2007 and 2006 were immaterial and eliminated in consolidation.

Operating Segments	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Sales by operating segment
Performance Plastics	$3,877	$3,463	$11,148	$10,398
Performance Chemicals	2,152	2,014	6,225	5,868
Agricultural Sciences	788	662	2,915	2,585
Basic Plastics	3,316	3,106	9,390	8,889
Basic Chemicals	1,507	1,461	4,233	4,245
Hydrocarbons and Energy	1,828	1,569	5,063	4,643
Unallocated and Other	121	84	312	260
Total	$13,589	$12,359	$39,286	$36,888
EBIT(1) by operating segment
Performance Plastics	$409	$144	$1,232	$1,282
Performance Chemicals	219	286	825	949
Agricultural Sciences	15	—	505	377
Basic Plastics	556	592	1,612	1,561
Basic Chemicals	205	122	504	495
Hydrocarbons and Energy	—	—	(1)	—
Unallocated and Other	(199)	(367)	(596)	(681)
Total	$1,205	$777	$4,081	$3,983
Equity in earnings of nonconsolidated affiliates by operating segment (included in EBIT)
Performance Plastics	$15	$34	$55	$81
Performance Chemicals	90	91	299	275
Agricultural Sciences	1	1	1	1
Basic Plastics	39	65	141	127
Basic Chemicals	115	100	270	163
Hydrocarbons and Energy	35	26	62	68
Unallocated and Other	1	—	—	2
Total	$296	$317	$828	$717

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

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
EBIT	$1,205	$777	$4,081	$3,983
+ Interest income	28	48	101	128
- Interest expense and amortization of debt discount	148	155	423	462
- Provision for income taxes	659	137	1,271	831
- Minority interests’ share in income	23	21	73	69
Net Income Available for Common Stockholders	$403	$512	$2,415	$2,749

Geographic Areas	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Sales by geographic area
United States	$4,700	$4,514	$13,613	$13,903
Europe(1)	4,872	4,211	14,347	12,536
Rest of World(1)	4,017	3,634	11,326	10,449
Total	$13,589	$12,359	$39,286	$36,888

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

OVERVIEW

•                  The Company delivered solid results in the third quarter of 2007 with record quarterly sales of $13.6 billion due to healthy increases in both volume and price.

•                  Reflecting the increased level of demand, Dow’s plants ran at an operating rate of 90 percent of capacity in the quarter. This represents the highest quarterly operating rate since the third quarter of 2004.

•                  Feedstock and energy costs rose steeply in the quarter, up approximately $380 million (6 percent) from the third quarter of 2006.

•                  Operating expenses rose during the third quarter of 2007, but remained low as a percent of total sales as Dow continued the disciplined implementation of its growth strategy.

•                  Dow’s nonconsolidated affiliates continued to contribute significantly to the overall results of the Company.

•                  In line with the Company’s strategy to invest in the Performance businesses, the Company completed the acquisition of several agricultural businesses in the third quarter. Dow recognized pretax charges of $59 million for purchased in-process research and development in the third quarter, $50 million of which was related to these acquisitions. The remaining $9 million was related to the acquisition of Wolff Walsrode.

•                  The tax rate for the third quarter of 2007 was negatively impacted by a charge of $362 million related to a change in German tax law that was enacted in August.

•                  Capital spending remained on target; debt as a percent of total capitalization declined almost 1 percent from year-end 2006; and the Company continued to purchase shares under its share repurchase program.

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net sales	$13,589	$12,359	$39,286	$36,888

Cost of sales	$11,864	$10,600	$33,867	$31,027
Percent of net sales	87.3%	85.8%	86.2%	84.1%

Research and development, and selling, general and administrative expenses	$805	$711	$2,322	$2,066
Percent of net sales	5.9%	5.8%	5.9%	5.6%

Effective tax rate (1)	60.7%	20.4%	33.8%	22.8%

Net income available for common stockholders	$403	$512	$2,415	$2,749

Earnings per common share – basic	$0.42	$0.53	$2.53	$2.85
Earnings per common share – diluted	$0.42	$0.53	$2.49	$2.82

Operating rate percentage	90%	87%	87%	85%

(1) The effective tax rates for 2007 reflect a charge of $362 million related to a change in German tax law enacted in the third quarter of 2007.

RESULTS OF OPERATIONS

Net sales for the third quarter of 2007 were $13.6 billion, up 10 percent from $12.4 billion in the third quarter of last year. Compared with last year, prices rose 5 percent (with currency accounting for approximately 2 percent of the increase); volume was also up 5 percent. Prices improved in all operating segments, with increases ranging from 3 percent to 6 percent. From a geographic standpoint, prices were up significantly in all geographic areas outside of the United States, where prices were unchanged from last year. Prices were up 9 percent in Europe, 8 percent in Latin America and 5 percent in Asia Pacific.

Compared with the third quarter of last year, volume improved in all operating segments except Basic Chemicals, which reported a 2 percent decline. Volume growth was particularly strong in Agricultural Sciences (up 16 percent), Hydrocarbons and Energy (up 11 percent) and Performance Plastics (up 7 percent), while both Performance Chemicals (up 3 percent) and Basic Plastics (up 2 percent) reported steady growth.

Net sales for the first nine months of 2007 were $39.3 billion, up 7 percent from $36.9 billion in the same period last year. Compared with the first nine months of 2006, prices were up 5 percent, with approximately half of the increase related to currency, while volume was up 2 percent. Prices were up across all operating segments and all geographic areas except the United States, where prices declined 1 percent compared with the same period last year. Volume growth was especially strong in Agricultural Sciences (up 11 percent), while Performance Plastics, Performance Chemicals, Basic Plastics, and Hydrocarbons and Energy each reported modest growth. Volume declined 2 percent in Basic Chemicals. For additional details regarding the change in net sales, see the Sales Volume and Price table at the end of the section entitled “Segment Results.”

Gross margin was $1,725 million for the third quarter of 2007, down slightly from $1,759 million in the third quarter of last year. Despite higher sales, gross margin declined versus the third quarter of last year due to significantly higher hydrocarbon and energy (“H&E”) costs (up approximately $380 million), higher non-H&E raw material costs, the unfavorable impact of currency on cost, and increased freight costs. Year to date, gross margin was $5.4 billion, compared with $5.9 billion in the first nine months of 2006.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 90 percent in the third quarter of 2007, up from 87 percent in the third quarter of 2006. This represents the highest quarterly operating rate since the third quarter of 2004, reflecting a high level of demand. For the first nine months of 2007, Dow’s global plant operating rate was 87 percent, up from 85 percent in the same period of 2006. Operating rates in 2006 reflected a higher level of planned maintenance turnarounds at Dow’s manufacturing facilities.

Personnel count was 45,315 at September 30, 2007, up from 42,578 at December 31, 2006 and 42,910 at September 30, 2006. The increase in headcount was due to the addition of research and development employees in India and China in support of the Company’s growth initiatives; the addition of approximately 110 employees with the second quarter acquisition of Hyperlast Limited; and the addition of approximately 1,700 employees with the second quarter acquisition of Wolff Walsrode.

Operating expenses (research and development, and selling, general and administrative expenses) totaled $805 million in the third quarter of 2007, up $94 million or 13 percent, from $711 million in the third quarter of last year. Compared with last year, research and development (“R&D”) expenses increased $38 million; and selling, general and administrative expenses increased $56 million. For the first nine months of 2007, operating expenses totaled $2,322 million, up $256 million (12 percent) from $2,066 million in the first nine months of 2006. Year to date, approximately 60 percent of the increase in operating expenses was related to planned spending for growth initiatives and product development in the Performance businesses, including expenses related to the second quarter acquisitions of Wolff Walsrode and Hyperlast Limited, consistent with the Company’s strategy; and approximately 20 percent of the increase was related to the global expansion of the Company’s corporate branding campaign and other promotion and advertising expenses. Despite these increases, operating expenses remained low as a percentage of net sales.

Amortization of intangibles was $22 million in the third quarter of 2007, compared with $13 million in the third quarter of last year. For the first nine months of 2007, amortization of intangibles was $51 million, compared with $37 million for the same period last year. See Note E to the Consolidated Financial Statements for additional information on intangible assets.

On August 29, 2006, the Company’s Board of Directors approved a plan to shut down a number of assets around the world as the Company continues its drive to improve the competitiveness of its global operations. As a consequence of these shutdowns, which are scheduled to be completed by the end of 2008, and other optimization activities, the Company recorded pretax restructuring charges totaling $579 million in the third quarter of 2006. The charges included asset write-downs and write-offs of $327 million, costs associated with exit or disposal activities of $171 million and severance costs of $81 million. The impact of the charges was shown as “Restructuring charges (credit)” in the consolidated statements of income and was reflected in the Company’s segment results as follows: Performance Plastics $242 million, Performance Chemicals $11 million, Basic Plastics $16 million, Basic Chemicals $165 million, and Unallocated and Other $145 million. When the restructuring plans have been fully implemented, the Company expects to realize ongoing annual savings of approximately $160 million. See Note I to the Consolidated Financial Statements for additional information on the restructuring charges.

During the third quarter of 2007, pretax charges totaling $59 million were recorded for purchased in-process research and development (“IPR&D”). See Note D to the Consolidated Financial Statements for information regarding these charges. Future costs required to bring the purchased IPR&D projects to technological feasibility are expected to be immaterial.

Dow’s share of the earnings of nonconsolidated affiliates was $296 million in the third quarter of 2007, down from $317 million in the third quarter of last year. Compared with last year, improved earnings at EQUATE Petrochemical Company K.S.C. (“EQUATE”), Total Raffinaderij Nederland NV and MEGlobal were more than offset by lower earnings from the OPTIMAL Group (“OPTIMAL”), Equipolymers, Siam Polyethylene Company Limited (“Siam Polyethylene”) and Univation Technologies, LLC (“Univation”). For the first nine months of 2007, equity earnings were $828 million, up from $717 million for the same period last year principally due to improved earnings from EQUATE, OPTIMAL and MEGlobal.

Sundry income – net includes a variety of income and expense items such as the gain or loss on hedging foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Net sundry income for the third quarter of 2007 was $70 million, up from $4 million in the same quarter of 2006. Year to date, net sundry income was $262 million, compared with $87 million in the first nine months of 2006. The increase in net sundry income for the quarter and year to date reflected the impact of favorable foreign exchange hedging results and gains on the sale of assets.

Net interest expense (interest expense less capitalized interest and interest income) was $120 million in the third quarter of 2007, compared with $107 million in the third quarter of last year. Compared with the third quarter of last year, net interest expense was up principally due to lower interest income. Year to date, net interest expense was $322 million, down from $334 million in the first nine months of 2006.

The Company’s effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax credits available, and events that occur in a certain period. The effective tax rate for the third quarter of 2007 was 60.7 percent, versus 20.4 percent for the third quarter of 2006. The tax rate for the third quarter of 2007 was negatively impacted by a change in German tax law that was enacted in August and included a reduction in the German income tax rate. As a result of the change, the Company adjusted the value of its net deferred tax assets in Germany (using the lower tax rate) and recorded a charge of $362 million against the provision for income taxes in the third quarter of 2007. The reduction in the German income tax rate, which is effective January 1, 2008, is expected to have an immaterial impact on the Company’s effective tax rate in the future.

The tax rate for the third quarter of 2006 was favorably impacted by: a reduction in the estimated annual tax rate for 2006, caused by a revised forecast of earnings in lower tax jurisdictions relative to total earnings; a higher level of equity earnings, which are mostly taxed at the joint venture level; and the adjustment of current and deferred tax balances based on positions taken on tax returns filed in multiple jurisdictions in the third quarter. Additionally, based on tax planning strategies that were implemented in Brazil, as well as projections of future earnings, it was determined that it was more likely than not that tax loss carryforwards would be utilized, resulting in a reversal of existing valuation allowances of $73 million. Offsetting this impact was the recognition of a valuation allowance of $61 million in the third quarter of 2006 resulting from enacted tax law changes in Italy, which limited the time frame during which tax loss carryforwards may be utilized. The Company determined that it was more likely than not that certain tax loss carryforwards would expire unused.

The effective tax rate for the first nine months of 2007 was 33.8 percent, compared with 22.8 percent for the same period last year. In addition to the items noted above for the third quarter of last year, the effective tax rate for 2006 was favorably impacted by the closure of tax audit issues in the United States in the first quarter and an enacted reduction in the Canadian tax rate in the second quarter.

Net income available for common stockholders was $403 million or $0.42 per share for the third quarter of 2007, compared with $512 million or $0.53 per share for the third quarter of 2006. Net income for the first nine months of 2007 was $2,415 million or $2.49 per share, compared with $2,749 million or $2.82 per share for the same period of 2006.

The following table summarizes the impact of certain items recorded in the three-month periods ended September 30, 2007 and 2006, and previously described in this section:

	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Restructuring charges	—	$(579)	—	$(438)	—	$(0.45)
Purchased in-process research and development charges	$(59)	—	$(39)	—	$(0.04)	—
German tax law change	—	—	(362)	—	(0.38)	—
Total	$(59)	$(579)	$(401)	$(438)	$(0.42)	$(0.45)

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

PERFORMANCE PLASTICS

Performance Plastics sales were $3,877 million for the third quarter of 2007, up 12 percent from $3,463 million in the third quarter of 2006. Compared with last year, volume improved 7 percent and prices increased 5 percent, including a 3 percent favorable currency impact. EBIT for the segment totaled $409 million in the third quarter, up from $144 million in the same period last year. Results for the third quarter of 2006 reflected the negative impact of restructuring charges totaling $242 million related to the shutdown of a number of manufacturing facilities. The charges included the write-down of manufacturing assets; the write-off of obsolete capital spending, technology assets and inventories; contract termination fees; and asbestos abatement costs. The most significant charges were an asset write-off of $115 million related to the permanent closure of the Company’s toluene diisocyanate (“TDI”) plant in Porto Marghera, Italy, at the end of August 2006, and contract termination fees of $64 million. In addition to the absence of restructuring charges in 2007, EBIT improved as higher volume and higher prices more than offset the impact of higher raw material costs and increased spending on product development and business growth initiatives.

Dow Automotive sales for the third quarter of 2007 were up 7 percent from a year ago with higher volume accounting for 5 percent of the increase. Volume gains were noted across all geographic areas with particular strength in Latin America and Europe. The increase in volume was primarily driven by growth in sales of polyurethane-based technologies and polypropylene. Compared with the third quarter of last year, prices improved 2 percent, principally due to the favorable impact of currency. Despite higher sales, EBIT for the business declined versus the same quarter of last year due to higher raw material costs, increased costs associated with the consolidation of manufacturing operations in North America and Europe, and higher spending on the development of new technologies and products.

Dow Building Solutions sales in the third quarter of 2007 improved slightly versus the same quarter last year principally due to the favorable impact of currency on price. The impact of weakness in U.S. residential construction was mitigated by a shift of volume into U.S. commercial construction. EBIT declined due to increased spending on product development and growth initiatives.

Dow Epoxy sales were down 3 percent from the third quarter of 2006, as a 9 percent decline in volume more than offset a 6 percent increase in prices. The decline in volume was largely due to the Company’s decision to exit the peroxymeric chemicals business in the third quarter of 2006, as well as lower sales of intermediate products. In general, demand remained strong in key applications including coatings and electrical laminates. Prices improved across all geographic areas. EBIT for the third quarter of 2007 was down from a year ago due to the lost margin related to the peroxymeric chemicals business, higher raw material costs and increased costs associated with plant operations.

Polyurethanes and Polyurethane Systems sales in the third quarter of 2007 were up 16 percent from the third quarter of last year, as volume grew 10 percent and prices rose 6 percent, including the favorable impact of currency. Volume improved across the entire portfolio of products with strong demand for Polyurethane Systems products in industrial applications, such as insulation panels used in the transportation industry, driving the gain in volume. Volume also improved due to the acquisition of Hyperlast Limited in May 2007. The increase in prices was driven by tight industry supply/demand conditions for isocyanates and strong demand for Polyurethane Systems products. EBIT for the quarter improved significantly versus the same period last year due to the margin on increased volume and the impact of price increases which exceeded higher raw material costs and operating expenses, as well as the absence of restructuring charges. EBIT in the third quarter of 2006 was reduced by $219 million of restructuring charges related to the closure of the Company’s TDI manufacturing facility in Porto Marghera, Italy, at the end of August 2006.

Specialty Plastics and Elastomers sales for the third quarter of 2007 were up 13 percent from the third quarter of 2006, establishing a new quarterly record for the third consecutive quarter, with an 8 percent increase in volume and a 5 percent improvement in price, including the favorable impact of currency. Solid volume gains were realized in all geographic areas, except for North America, which was negatively affected by weakness in U.S. residential construction. EBIT was up from the third quarter of 2006 due to the margin on increased sales volume and the impact of price increases, which exceeded higher raw material costs.

Technology Licensing and Catalyst sales for the third quarter of 2007 were unchanged from the same period last year. EBIT declined due to a drop in equity earnings from Univation.

For the first nine months of 2007, Performance Plastics sales were $11,148 million, up 7 percent from $10,398 million in the first nine months of 2006. Prices were up 6 percent, including the favorable impact of currency, while volume improved 1 percent. The increase in volume was minimal due to significant lump sum licensing revenue in the first quarter of 2006 that has not recurred in 2007. EBIT was $1,232 million for the first nine months of 2007, down from $1,282 million in the same period last year, which included the impact of the restructuring charges of $242 million recorded in the third quarter of last year. Despite the increase in sales, EBIT declined from the first nine months of last year. In addition to the 2006 restructuring charges, the decline in EBIT was due to lower technology licensing revenue, higher raw material costs, the unfavorable impact of currency on costs, and increased spending on product development and business growth initiatives across the segment.

PERFORMANCE CHEMICALS

Performance Chemicals sales were $2,152 million in the third quarter of 2007, up 7 percent from $2,014 million in the third quarter of last year, as prices rose 4 percent, including the favorable impact of currency, and volume increased 3 percent. The increase in prices was broad based, with increases reported in all geographic areas and across all major product lines. The increase in volume was due to the second quarter acquisition of Wolff Walsrode. EBIT for the third quarter of 2007 was $219 million, down from $286 million in the third quarter of 2006. Compared with the same quarter last year, EBIT declined as the benefit of higher prices was more than offset by increased raw material costs, higher costs associated with plant outages, and higher spending on new product development and growth initiatives, including integration costs associated with the acquisition of Wolff Walsrode. In addition, EBIT for the third quarter of 2007 was reduced by a $9 million charge for purchased in-process research and development related to the acquisition of Wolff Walsrode (see Note D to the Consolidated Financial Statements). EBIT in the third quarter of last year was reduced by restructuring charges totaling $11 million (see Note I to the Consolidated Financial Statements).

Designed Polymers sales for the quarter were up 34 percent from the third quarter of 2006, with volume growth of 31 percent and an increase in prices of 3 percent. Improvements in volume were primarily due to the recent acquisition of Wolff Walsrode. Excluding these sales, volume for the business was up 5 percent with strong sales for biocides, methyl cellulosics, CELLOSIZE™ hydroxyethyl cellulose, and FILMTEC™ reverse osmosis membranes. From a geographic standpoint, volume (excluding the sales related to Wolff Walsrode) was especially strong in Latin America, Asia Pacific and Europe. Compared with the third quarter of last year, EBIT declined significantly due to higher operating expenses, including expenses related to the acquisition of Wolff Walsrode, and higher raw material costs. In addition, EBIT for the third quarter includes a $9 million charge for purchased in-process research and development related to the Wolff Walsrode acquisition.

Dow Latex sales for the quarter were flat with the third quarter of 2006, as a 5 percent increase in prices was offset by a 5 percent decline in volume. Compared with last year, paper and carpet latex prices were up in all geographic areas. Volume was down, however, due to challenging conditions in the paper industry in North America and Asia Pacific. Specialty latex prices were up slightly, although volume declined due to sluggish demand for architectural coatings in North America. EBIT for the third quarter of 2007 was down slightly from the same quarter last year due to lower volume.

Specialty Chemicals sales were down 2 percent compared with the third quarter of 2006, as a 6 percent decline in volume was partially offset by a 4 percent increase in prices. Volume declined from the third quarter of last year largely due to planned and unplanned plant outages at several of the Company’s manufacturing facilities on the U.S. Gulf Coast, as well as unplanned outages at OPTIMAL. Prices were higher versus the same quarter of last year in all geographic areas except North America where prices were unchanged. EBIT for the third quarter of this year declined due to lower volume, higher raw material costs, higher costs associated with plant outages, and lower equity earnings from OPTIMAL.

Performance Chemicals sales were $6,225 million for the first nine months of 2007, up 6 percent from $5,868 million in the same period last year, reflecting a 4 percent increase in prices (including the favorable impact of currency) and a 2 percent increase in volume. EBIT for the first nine months of 2007 was $825 million, compared with $949 million in 2006. Despite higher sales and higher equity earnings from OPTIMAL and Dow Corning, EBIT declined in 2007 due to increased raw material costs and higher operating expenses, as the business invested in new product development and growth initiatives. EBIT for the first nine months of 2007 included a $9 million charge for purchased in-process research and development. Results for 2006 were negatively impacted by the restructuring charges of $11 million.

AGRICULTURAL SCIENCES

Sales for Agricultural Sciences were $788 million in the third quarter of 2007, up 19 percent from $662 million a year ago. This represents a new record for third quarter sales for the business. Compared with last year, volume grew 16 percent, while prices rose 3 percent (including the favorable impact of currency in Europe). All geographic areas recorded an increase in sales versus last year, with the exception of Asia Pacific, which was flat; Latin America posted the largest year-over-year gains due to excellent growing conditions across the region. Sales in Latin America were also favorably impacted by the acquisition of the corn seeds business of Agromen Tecnologia Ltda in the third quarter of 2007. EBIT for the third quarter of 2007 of $15 million, which included in-process research and development charges totaling $50 million related to recent acquisitions, was a significant improvement from breakeven EBIT in the same quarter of 2006. The improvement in EBIT was principally due to the increase in volume.

For the first nine months of 2007, sales for Agricultural Sciences were $2,915 million, up 13 percent from $2,585 million in 2006, as volume increased 11 percent and prices rose 2 percent. Compared with the first nine months of 2006, volume gains were primarily driven by strong herbicide sales across most geographic areas, with particular strength in Latin America, and sales of new products (penoxsulam rice herbicide and aminopyralid herbicide for range and pasture). For the first nine months of 2007, EBIT for the segment was $505 million (including the third quarter in-process research and development charges of $50 million), up from $377 million a year ago, primarily driven by the increase in sales and lower operating expenses.

BASIC PLASTICS

Basic Plastics sales for the third quarter of 2007 were $3,316 million, up 7 percent from $3,106 million in the third quarter of last year, as prices rose 5 percent (including the favorable impact of currency) and volume improved 2 percent. Price increases were reported in all geographic areas, except North America, driven by significantly higher feedstock and energy costs. Prices declined in North America as continued softness in industry demand resulted in a highly competitive environment. EBIT for the third quarter of 2007 was $556 million, down from $592 million in the third quarter of last year, due to significantly higher feedstock and energy costs, higher operating expenses, and lower equity earnings from Siam Polyethylene. In the third quarter of last year, EBIT was negatively impacted by $16 million of restructuring charges related to the shutdown of the polystyrene and polyethylene manufacturing facilities in Sarnia, Ontario, Canada, in 2006 (see Note I to the Consolidated Financial Statements).

Polyethylene sales were up 5 percent from the third quarter of 2006, as prices (including the favorable impact of currency) rose 3 percent and volume increased 2 percent. Driven by significantly higher feedstock and energy costs, selling prices were up in all geographic areas, except North America where highly competitive industry conditions did not allow for price increases. Substantial volume growth in Asia Pacific and Europe, combined with a modest increase in North America, more than offset lower volumes in the other geographic areas, with the most notable decline reported in South Africa due to the 2006 sale of a polyethylene plant in that country. EBIT for the polyethylene business declined from the third quarter of 2006 as significantly higher feedstock and energy costs, higher operating expenses and lower equity earnings from Siam Polyethylene offset the increase in sales. EBIT in third quarter of 2006 was reduced by start-up costs associated with a new linear low density polyethylene and specialty polymers production facility in Tarragona, Spain, and $10 million of restructuring charges related to the shutdown of the polyethylene manufacturing facility in Sarnia (See Note I to the Consolidated Financial Statements).

Polypropylene sales were up 8 percent from the third quarter of 2006, as prices increased 7 percent and volume improved 1 percent. Price increases were reported in all geographic areas, except Latin America, as the business increased prices in response to rising feedstock and energy costs. Despite tight propylene supply, and the sale of the Company’s Safripol business in South Africa in the fourth quarter of 2006, demand remained strong and volume improved significantly in Europe, in part due to a planned maintenance turnaround at the Company’s facility in Germany in the third quarter of last year. EBIT improved significantly from the third quarter of 2006 as higher selling prices, increased volume and lower turnaround costs more than offset an increase in feedstock and energy costs.

Polystyrene sales for the third quarter of 2007 were up 9 percent due to higher prices. Compared with the same period last year, volume was unchanged. Prices were up significantly in all geographic areas, driven by higher feedstock and energy costs. In the third quarter of 2007, volume was significantly higher in Asia Pacific due to the consolidation of the SAL Petrochemical (Zhangjiagang) Company Limited, after the Company acquired the remaining 50 percent interest in the joint venture in the first quarter of 2007. In North America, volume was down from the same period last year, reflecting the closure of the Company’s polystyrene manufacturing facility at Sarnia, Ontario, Canada in the fourth quarter of 2006. Compared with last year, EBIT for the third quarter of 2007 improved as higher feedstock and energy costs were more than offset by the increase in selling prices. EBIT in 2006 included $6 million of restructuring charges related to the shutdown of the polystyrene manufacturing facility in Sarnia.

Basic Plastics sales for the first nine months of 2007 were $9,390 million, up 6 percent from $8,889 million in the same period of 2006. Compared with 2006, prices were up 5 percent (including a 3 percent favorable impact from currency) and volume improved 1 percent. EBIT for the first nine months of 2007 was $1,612 million, up from $1,561 million in 2006. While the increase in selling prices was not sufficient to offset a significant increase in feedstock and energy costs, EBIT improved from the first nine months of last year due the improvement in volume, lower turnaround costs, higher equity earnings from EQUATE and Siam Polyethylene, and a gain on the sale of the low density polyethylene plant in Cubatao, Brazil. In addition, EBIT for the first nine months of last year included $16 million of restructuring charges associated with the closure of the Sarnia, Ontario, Canada polystyrene and polyethylene manufacturing facilities.

BASIC CHEMICALS

Sales for the Basic Chemicals segment were $1,507 million in the third quarter of 2007, up 3 percent from $1,461 million in the same period last year, as prices rose 5 percent and volume declined 2 percent. Prices were up for most products within the segment, led by ethylene glycol (“EG”), which was up due to higher raw material costs, constrained industry supply and strong industry demand, particularly from the Asian polyester industry. Price improvements were also reported for caustic soda and oxo products. Volume was mixed within the segment. Solvents and Intermediates continued to report significant improvement in volume, indicating solid demand for oxo products for coatings applications. EG volume declined due to lack of supply related to planned and unplanned outages on the U.S. Gulf Coast and the restructuring of certain supply agreements. Volume for ethylene dichloride (“EDC”) and vinyl chloride monomer was down, principally in North America, due to continued weakness in residential construction and the shutdown of an EDC production facility in Canada in the fourth quarter of 2006. EBIT for the third quarter of 2007 was $205 million. In the third quarter of last year, EBIT of $122 million included the impact of $165 million in restructuring charges related to the closure of the Company’s chlor-alkali plant in Fort Saskatchewan, Alberta, Canada, and a number of other small manufacturing facilities, as part of Dow’s restructuring activities (see Note I to the Consolidated Financial Statements). In addition to the impact of the 2006 restructuring charges, EBIT declined in the third quarter of 2007 due to higher feedstock and energy costs and an increase in maintenance turnaround costs.

For the first nine months of 2007, sales for Basic Chemicals were $4,233 million, essentially flat with $4,245 million in the same period last year. Prices rose 2 percent due to the favorable impact of currency, as volume declined 2 percent. Year to date, EBIT for 2007 was $504 million, compared with $495 million in 2006, which included the restructuring charges of $165 million. In addition to the absence of restructuring charges in 2007, year-to-date EBIT declined due to higher feedstock and energy costs and higher operating expenses.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales for the third quarter of 2007 were $1,828 million, up 17 percent from $1,569 million in the third quarter of last year. Compared with last year, prices rose 6 percent, driven by significantly higher feedstock costs, while volume improved 11 percent. The increase in volume was the result of higher sales of ethylene, ethylbenzene and cumene, as well as an increase in power sales due to the Company’s December 2006 purchase of the Plaquemine Cogeneration Facility in Louisiana. For the first nine months of 2007, sales were $5,063 million for the segment, up 9 percent from $4,643 million in the same period of 2006, with an 8 percent increase in prices and volume growth of 1 percent.

Overall, purchased feedstock and energy costs rose sharply during the quarter (up 6 percent), adding approximately $380 million of additional costs compared with the same period of 2006. The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at cost. As a result, EBIT for this operating segment was at or near breakeven for the three months and nine months ended September 30, 2007 and 2006.

UNALLOCATED AND OTHER

Sales for Unallocated and Other, which primarily relate to the Company’s insurance operations, were $121 million in the third quarter of 2007, up from $84 million in the same period of 2006. Sales for the first nine months of 2007 were $312 million, up from $260 million in the same period of 2006. Included in the results for Unallocated and Other are:

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

EBIT for the third quarter of 2007 was a loss of $199 million, compared with a loss of $367 million in the third quarter of 2006. Compared with the same quarter of last year, EBIT for the third quarter of 2007 reflected the absence of last year’s restructuring charges of $145 million, improved results from insurance company operations and an improvement in foreign exchange hedging results, partially offset by an increase in the accrual for off-site corrective action related to the Midland site. See Note I to the Consolidated Financial Statements for information regarding the restructuring charges recorded in the third quarter of 2006. See Note F to the Consolidated Financial Statements (Environmental Matters) for information regarding the Midland site.

EBIT for the first nine months of 2007 was a loss of $596 million, compared with a loss of $681 million in the same period last year. Year to date, EBIT improved from last year due to the absence of last year’s restructuring charge of $145 million, improved results from insurance company operations and an improvement in foreign exchange hedging results, partially offset by higher performance-based compensation expense (including stock-based compensation) of approximately $130 million and the impact of approximately $40 million in tax contingencies related to franchise taxes.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended Sept. 30, 2007			Nine Months Ended Sept. 30, 2007
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	7%	5%	12%	1%	6%	7%
Performance Chemicals	3	4	7	2	4	6
Agricultural Sciences	16	3	19	11	2	13
Basic Plastics	2	5	7	1	5	6
Basic Chemicals	(2)	5	3	(2)	2	—
Hydrocarbons and Energy	11	6	17	1	8	9
Total	5%	5%	10%	2%	5%	7%
Geographic areas
United States	4%	—	4%	(1)%	(1)%	(2)%
Europe	7	9%	16	4	10	14
Rest of World	5	6	11	3	5	8
Total	5%	5%	10%	2%	5%	7%

OUTLOOK

Economic conditions are strong in Europe, Asia Pacific and Latin America, and this strength is expected to extend into 2008. However, the U.S. GDP growth rate is forecast to be at 2 percent or less in 2008, with early signs that weakening domestic demand is extending beyond automotive and residential housing.

Solid global macroeconomic conditions should drive increased demand for the chemical industry, particularly in emerging economies. Supply and demand are expected to remain balanced in the ethylene chain well into 2008, but may be impacted by additional industry supplies in 2009 and beyond. Industry conditions for chlor-vinyl may soften with weaker demand from a slower U.S. economy, including the housing sector, coupled with additional industry supply anticipated in the first half of 2008. With oil and oil derivatives trading near record levels, continued volatility in feedstock and energy costs adds uncertainty to the profit outlook.

Dow’s purchased feedstock and energy costs are expected to remain high and volatile in the fourth quarter, with significant increases from the third quarter likely. Many of the Company’s Basics businesses have announced price increases in an attempt to sustain margins against the rising feedstock costs. With rapidly rising raw material costs, some of the Company’s Performance businesses will likely see margin compression in the near-term.

Healthy year-over-year demand growth is expected to continue outside North America, although historical seasonal patterns would point to slightly lower volume compared with the third quarter, particularly for businesses with ties to the construction industry. As expected, 2007 is turning out to be another very good year for Dow, and expectations are that 2008 will be yet another year of solid earnings performance.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sept. 30, 2007	Sept. 30, 2006
Cash provided by (used in):
Operating activities	$3,254	$2,904
Investing activities	(2,086)	(1,322)
Financing activities	(2,022)	(2,240)
Effect of exchange rate changes on cash	42	(14)
Net change in cash and cash equivalents	$(812)	$(672)

Despite a decrease in earnings in the first nine months of 2007, cash provided by operating activities increased from the same period last year due to significantly lower working capital requirements and pension contributions.

Cash used in investing activities in the first nine months of 2007 increased significantly compared with the same period last year due to investments in consolidated companies (including $603 million for Wolff Walsrode and $151 million for Hyperlast Limited; see Notes D and E to the Consolidated Financial Statements), an increase in capital expenditures, and several acquisitions of agricultural businesses. Partially offsetting the increase was a reduction in the amount of cash used for the purchase of previously leased assets.

Cash used in financing activities in the first nine months of 2007 decreased compared with the same period last year as lower payments on long-term debt and higher proceeds from sales of common stock (related to the exercise of stock options and the Employees’ Stock Purchase Plan) more than offset increases in purchases of treasury stock (related to share repurchase programs) and dividends paid to shareholders.

On August 29, 2006, the Board of Directors approved a plan to shut down a number of the Company’s manufacturing facilities. The shutdowns are scheduled to be completed by the end of 2008, resulting in additional cash expenditures of approximately $169 million over the next few years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note I to the Consolidated Financial Statements). Dow expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities, and pension plan settlement costs. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	Sept. 30, 2007	Dec. 31, 2006
Current assets	$18,253	$17,209
Current liabilities	11,534	10,601
Working capital	$6,719	$6,608
Current ratio	1.58:1	1.62:1
Days-sales-outstanding-in-receivables	39	39
Days-sales-in-inventory	62	63

Total Debt In millions	Sept. 30, 2007	Dec. 31, 2006
Notes payable	$306	$219
Long-term debt due within one year	1,372	1,291
Long-term debt	8,019	8,036
Total debt	$9,697	$9,546
Debt as a percent of total capitalization	33.2%	34.1%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At September 30, 2007, there were no commercial paper borrowings outstanding. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available $3 billion 5-year revolving credit facility with various U.S. and foreign banks. This credit facility matures in April 2011.

At September 30, 2007, the Company had $3.5 billion of SEC-registered securities available for issuance under U.S. shelf registrations, Euro 1.5 billion (approximately $2.1 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $434 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on July 31, 2006. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 23, 2007. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At September 30, 2007, the Company was in compliance with all of these covenants and default provisions.

On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007 (the “2005 Program”). During the first quarter of 2007, the Company purchased 6,201,593 shares of the Company’s common stock under the 2005 Program, bringing the program to a close.

On October 26, 2006, the Company announced that its Board of Directors had approved a new share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock (the “2006 Program”). Purchases under the 2006 Program began in March 2007, following the completion of the 2005 Program. In the third quarter of 2007, the Company purchased 7,138,300 shares of the Company’s common stock under the 2006 Program, bringing the total number of shares purchased under the program to 19,054,507 shares. See PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Contractual Obligations

There have been no material changes in the Company’s contractual obligations or commercial commitments since December 31, 2006.

The Company had outstanding guarantees at September 30, 2007. Additional information related to these guarantees can be found in the “Guarantees” table provided in Note F to the Consolidated Financial Statements.

Dividends

On October 30, 2007, the Company will pay a quarterly dividend of $0.42 per share to stockholders of record on September 28, 2007. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 95-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2007	2006
Claims unresolved at January 1	111,887	146,325
Claims filed	7,696	12,388
Claims settled, dismissed or otherwise resolved	(15,681)	(45,006)
Claims unresolved at September 30	103,902	113,707
Claimants with claims against both UCC and Amchem	35,114	39,432
Individual claimants at September 30	68,788	74,275

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

Based on Union Carbide’s review of 2007 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2007. Union Carbide’s asbestos-related liability for pending and future claims was $1.2 billion at September 30, 2007. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs
In millions	Sept. 30, 2007	Sept. 30, 2006	to Date as of Sept. 30, 2007
Defense costs	$58	$45	$539
Resolution costs	$48	$95	$1,230

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $16 million in the third quarter of 2007 ($1 million in the third quarter of 2006) and $58 million in the first nine months of 2007 ($29 million in the first nine months of 2006), and was reflected in “Cost of sales.”

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2007, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $476 million at September 30, 2007 and $495 million at December 31, 2006. At September 30, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	Sept. 30, 2007	Dec. 31, 2006
Receivables for defense costs	$29	$34
Receivables for resolution costs	254	266
Total	$283	$300

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

*Using a 95 percent confidence level

Since December 31, 2006, there have been no material changes in the Company’s risk management policies. The Company’s daily VAR for the aggregate of trading and non-trading positions increased from a total of $60 million at December 31, 2006 to a total of $86 million at September 30, 2007. The increase was principally due to the termination of interest rate hedges, increased volatility in interest rate markets, and an increase in equity exposures.

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

The Dow Chemical Company and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the third quarter of 2007. For a summary of the history and current status of this matter, see Note F to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matter

On October 1, 2007, the Company received a Notice of Enforcement (“NOE”) from the Texas Commission on Environmental Quality related to alleged air emission events at the Company’s Freeport, Texas site. The NOE seeks a total civil penalty of $354,000. While the Company expects that the penalty will ultimately be reduced, resolution of the NOE may result in a civil penalty in excess of $100,000.

ITEM 1A. RISK FACTORS.

There were no material changes in the Company’s risk factors in the third quarter of 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2007:

Issuer Purchases of Equity Securities Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program (2)	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program
July 2007	2,780,517	$43.84	2,779,300	$1,335,480,698
August 2007	3,495,000	$41.61	3,495,000	$1,190,044,449
September 2007	864,000	$43.85	864,000	$1,152,156,246
Third quarter 2007	7,139,517	$42.75	7,138,300	$1,152,156,246

(1)    Includes 1,217 shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

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

The Dow Chemical Company and Subsidiaries

Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: AFFINITY, AMBITROL, AMPLIFY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, CALIBRE, CANGUARD, CARBITOL, CARBOWAX, CELLOSIZE, CELLOSOLVE, COMBOTHERM, CONTINUUM, CYCLOTENE, CYRACURE, D.E.H., D.E.N., D.E.R., DOW, DOW XLA, DOWCAL, DOWEX, DOWEX QCAT, DOWFAX, DOWFLAKE, DOWFROST, DOWICIDE, DOWLEX, DOWPER, DOWTHERM, ELITE, EMERGE, ENFORCER, ENGAGE, ENHANCER, EQUIFOAM, ETHAFOAM, ETHOCEL, EVOCAR, FILMTEC, FLEXOL, FLEXOMER, FORTEFIBER, FOUNDATIONS, FROTH-PAK, GREAT STUFF, IMMOTUS, IMPAXX, INSPIRE, INSTA-STIK, INTEGRAL, ISONATE, ISOPLAST, LIQUIDOW, LP OXO, MAGNUM, MAXIBOOST, MAXICHECK, MAXISTAB, METEOR, METHOCEL, NEOCAR, NORDEL, NORKOOL, NORMAX, OMEXELL, OPTIM, PAPI, PELADOW, PELLETHANE, PFENEX EXPRESSION TECHNOLOGY, POLYOX, POLYPHOBE, PRIMACOR, PROCITE, PULSE, QBIS, QUASH, REDI-LINK, SAFE-TAINER, SARAN, SARANEX, SENTRY, SHAC, SI-LINK, SILK, SPECFLEX, SPECTRIM, STRANDFOAM, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SYMMATRIX, SYNALOX, SYNERGY, SYNTEGRA, TERGITOL, TILE BOND, TONE, TRENCHCOAT, TRITON, TRYMER, TUFLIN, TYRIL, TYRIN, UCAR, UCARHIDE, UCARKLEAN, UCARSOL, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL, VERSENE, VERSIFY, VORACOR, VORACTIV, VORALAST, VORALUX, VORANATE, VORANOL, VORASTAR, WALOCEL, WEATHERMATE, ZETABON

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report:  CLINCHER, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, SENTRICON, STARANE, STINGER, SURPASS, TELONE, TORDON, TRACER NATURALYTE, VIKANE, WIDESTRIKE

The following trademark of Dow Corning Corporation appears in this report:  SYLTHERM

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

THE DOW CHEMICAL COMPANY

Registrant

Date: October 29, 2007

/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller

The Dow Chemical Company and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

10(ii)	A copy of amended Section 13(a) of the 2003 Non-Employee Directors’ Stock Incentive Plan, adopted by the Board of Directors of The Dow Chemical Company on October 11, 2007.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-100.INS	XBRL Instance Document

EX-100.SCH	XBRL Taxonomy Extension Schema Document

EX-100.SCH.1	XBRL Taxonomy Extension Schema Document

EX-100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-100.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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