Form 10-Q
period 2008-03-31
DOW CHEMICAL CO /DE/
filed 2008-04-29
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Class	Outstanding at March 31, 2008
Common Stock, par value $2.50 per share	930,421,523 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
In millions, except per share amounts (Unaudited)	2008	2007
Net Sales	$14,824	$12,432
Cost of sales	12,908	10,605
Research and development expenses	331	302
Selling, general and administrative expenses	498	418
Amortization of intangibles	22	11
Equity in earnings of nonconsolidated affiliates	274	274
Sundry income - net	46	69
Interest income	24	40
Interest expense and amortization of debt discount	145	146
Income before Income Taxes and Minority Interests	1,264	1,333
Provision for income taxes	299	335
Minority interests’ share in income	24	25
Net Income Available for Common Stockholders	$941	$973
Share Data
Earnings per common share - basic	$1.00	$1.01
Earnings per common share - diluted	$0.99	$1.00
Common stock dividends declared per share of common stock	$0.42	$0.375
Weighted-average common shares outstanding - basic	942.1	963.2
Weighted-average common shares outstanding - diluted	951.6	975.9
Depreciation	$495	$466
Capital Expenditures	$359	$330

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	March 31,	Dec. 31,
In millions (Unaudited)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$1,673	$1,736
Marketable securities and interest-bearing deposits	1	1
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2008: $126; 2007: $118)	6,621	5,944
Other	3,919	3,740
Inventories	7,688	6,885
Deferred income tax assets - current	234	348
Total current assets	20,136	18,654
Investments
Investment in nonconsolidated affiliates	3,067	3,089
Other investments	2,399	2,489
Noncurrent receivables	404	385
Total investments	5,870	5,963
Property
Property	49,044	47,708
Less accumulated depreciation	34,499	33,320
Net property	14,545	14,388
Other Assets
Goodwill	3,608	3,572
Other intangible assets (net of accumulated amortization - 2008: $757; 2007: $721)	785	781
Deferred income tax assets - noncurrent	2,286	2,126
Asbestos-related insurance receivables - noncurrent	695	696
Deferred charges and other assets	2,732	2,621
Total other assets	10,106	9,796
Total Assets	$50,657	$48,801

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$2,114	$1,548
Long-term debt due within one year	827	586
Accounts payable:
Trade	4,834	4,555
Other	2,129	1,981
Income taxes payable	683	728
Deferred income tax liabilities - current	131	117
Dividends payable	394	418
Accrued and other current liabilities	2,292	2,512
Total current liabilities	13,404	12,445
Long-Term Debt	7,392	7,581
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	907	854
Pension and other postretirement benefits - noncurrent	3,102	3,014
Asbestos-related liabilities - noncurrent	959	1,001
Other noncurrent obligations	3,284	3,103
Total other noncurrent liabilities	8,252	7,972
Minority Interest in Subsidiaries	430	414
Preferred Securities of Subsidiaries	1,000	1,000
Stockholders’ Equity
Common stock	2,453	2,453
Additional paid-in capital	947	902
Retained earnings	18,542	18,004
Accumulated other comprehensive income (loss)	415	(170)
Treasury stock at cost	(2,178)	(1,800)
Net stockholders’ equity	20,179	19,389
Total Liabilities and Stockholders’ Equity	$50,657	$48,801

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2008	2007
Operating Activities
Net Income Available for Common Stockholders	$941	$973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	574	508
Provision (credit) for deferred income tax	64	(43)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	45	(44)
Minority interests’ share in income	24	25
Pension contributions	(43)	(52)
Net gain on sale of consolidated companies	(18)	—
Net gain on sales of investments	(18)	(26)
Net gain on sales of property and businesses	(25)	(30)
Other net loss (gain)	1	(34)
Excess tax benefits from share-based payment arrangements	—	(9)
Changes in assets and liabilities:
Accounts and notes receivable	(689)	(662)
Inventories	(786)	(48)
Accounts payable	326	(273)
Other assets and liabilities	51	251
Cash provided by operating activities	447	536
Investing Activities
Capital expenditures	(359)	(330)
Proceeds from sales of property, businesses and consolidated companies	88	35
Purchase of previously leased assets	(10)	(1)
Investments in consolidated companies	(31)	—
Investments in nonconsolidated affiliates	(27)	(1)
Distributions from nonconsolidated affiliates	2	3
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	30
Purchases of investments	(285)	(367)
Proceeds from sales and maturities of investments	332	341
Cash used in investing activities	(290)	(290)
Financing Activities
Changes in short-term notes payable	559	42
Payments on long-term debt	(57)	(1)
Proceeds from issuance of long-term debt	5	—
Purchases of treasury stock	(411)	(420)
Proceeds from sales of common stock	21	132
Excess tax benefits from share-based payment arrangements	—	9
Distributions to minority interests	(22)	(22)
Dividends paid to stockholders	(395)	(359)
Cash used in financing activities	(300)	(619)
Effect of Exchange Rate Changes on Cash	80	(7)
Summary
Decrease in cash and cash equivalents	(63)	(380)
Cash and cash equivalents at beginning of year	1,736	2,757
Cash and cash equivalents at end of period	$1,673	$2,377

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2008	2007
Net Income Available for Common Stockholders	$941	$973
Other Comprehensive Income (Loss), Net of Tax
Net unrealized losses on investments	(29)	(7)
Translation adjustments	573	74
Adjustments to pension and other postretirement benefit plans	14	38
Net gains on cash flow hedging derivative instruments	27	42
Total other comprehensive income	585	147
Comprehensive Income	$1,526	$1,120

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART I – FINANCIAL INFORMATION, Item 1. Financial Statements.
(Unaudited)	Notes to the Consolidated Financial Statements

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the portion of SFAS No. 157 that was not delayed, and since the Company’s existing fair value measurements are consistent with the guidance of the Statement, the partial adoption of the Statement did not have a material impact on the Company’s consolidated financial statements. The Company uses a December 31 measurement date for its pension and other postretirement plans; therefore, the Company is still evaluating the impact of adopting the Statement for its plan assets. The adoption of the deferred portion of the Statement on January 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements. See Note F for expanded disclosures about fair value measurements.

SAB No. 74 Disclosures for Accounting Standards Issued But Not Yet Adopted

In December 2007, the FASB revised SFAS No. 141, “Business Combinations,” to establish revised principles and requirements for how entities will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the guidance of the Statement to business combinations completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting the Statement on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the additional disclosures required by the Statement beginning January 1, 2009.

NOTE C – RESTRUCTURING

2007 Restructuring

On December 3, 2007, the Company’s Board of Directors approved a restructuring plan that includes the shutdown of a number of assets and organizational changes within targeted support functions to improve the efficiency and cost effectiveness of the Company’s global operations. As a result of these shutdowns and organizational changes, which are scheduled to be completed by the end of 2009, the Company recorded pretax restructuring charges totaling $590 million in the fourth quarter of 2007. The charges consisted of asset write-downs and write-offs of $422 million, costs associated with exit or disposal activities of $82 million and severance costs of $86 million. The impact of the charges was shown as “Restructuring charges” in the 2007 consolidated statements of income.

The severance component of the 2007 restructuring charges of $86 million was for the separation of approximately 978 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At March 31, 2008, severance of approximately $8 million had been paid to 104 employees and a liability of $80 million remained for approximately 874 employees.

The following table summarizes 2008 activities related to the Company’s 2007 restructuring reserve:

2008 Activities Related to 2007 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2007	$79	$85	$164
Cash payments	(2)	(7)	(9)
Foreign currency impact	3	2	5
Reserve balance at March 31, 2008	$80	$80	$160

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

The severance component of the 2006 restructuring charges of $73 million was for the separation of approximately 810 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. As of March 31, 2008, severance of $37 million had been paid to 468 employees, and a liability of $31 million remained for approximately 303 employees.

The following table summarizes 2008 activities related to the Company’s 2006 restructuring reserve:

2008 Activities Related to 2006 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2007	$135	$39	$174
Adjustment to reserve	(5)	—	(5)
Cash payments	(1)	(9)	(10)
Foreign currency impact	1	1	2
Reserve balance at March 31, 2008	$130	$31	$161

NOTE D – INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	March 31, 2008	Dec. 31, 2007
Finished goods	$4,720	$4,085
Work in process	1,483	1,595
Raw materials	804	566
Supplies	681	639
Total inventories	$7,688	$6,885

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,761 million at March 31, 2008 and $1,511 million at December 31, 2007.

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total
Balance at December 31, 2007	$1,034	$995	$1,380	$100	$63	$3,572
Goodwill related to 2008 acquisitions of:
Additional 51% interest in Pacific Plastics Thailand Limited	7	—	—	—	—	7
Texas Triumph Seed Co., Inc.	—	—	10	—	—	10
Adjustments to goodwill related to 2007 acquisitions of:
Wolff Walsrode	—	7	—	—	—	7
Hyperlast Limited	1	—	—	—	—	1
GNS Technologies, LLC	2	—	—	—	—	2
Poly-Carb Inc.	(2)	—	—	—	—	(2)
UPPC AG	11	—	—	—	—	11
Balance at March 31, 2008	$1,053	$1,002	$1,390	$100	$63	$3,608

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2008			At December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
In millions	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$309	$(172)	$137	$302	$(165)	$137
Patents	146	(108)	38	145	(104)	41
Software	599	(331)	268	575	(318)	257
Trademarks	176	(54)	122	173	(51)	122
Other	312	(92)	220	307	(83)	224
Total	$1,542	$(757)	$785	$1,502	$(721)	$781

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended
In millions	March 31, 2008	March 31, 2007
Other intangible assets, excluding software	$22	$11
Software, included in “Cost of sales”	$11	$10

Total estimated amortization expense for 2008 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2008	$132
2009	$121
2010	$117
2011	$106
2012	$99
2013	$67

NOTE F – FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements		Quoted Prices	Significant
In millions	At March 31, 2008	in Active Markets for Identical Items (Level 1)	Other Observable Inputs (Level 2)
Assets at fair value:
Equity securities (1)	$493	$457	$36
Debt securities (1)	1,492	—	1,492
Derivatives relating to:
Foreign currency	149	—	149
Interest rates	1	—	1
Commodities	86	—	86
Total assets at fair value	$2,221	$457	$1,764
Liabilities at fair value:
Derivatives relating to:
Foreign currency	$(78)	—	$(78)
Interest rates	(3)	—	(3)
Commodities	(22)	—	(22)
Total liabilities at fair value	$(103)	—	$(103)

(1)   The Company’s investments in equity and debt securities are classified as available-for-sale, and are included in “Other investments” in the consolidated balance sheets.

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability. For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

NOTE G – COMMITMENTS AND CONTINGENT LIABILITIES

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

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At March 31, 2008, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2008, the Company had accrued obligations of $320 million for environmental remediation and restoration costs, including $27 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2007, the Company had accrued obligations of $322 million for environmental remediation and restoration costs, including $28 million for the remediation of Superfund sites.

Midland Site Environmental Matters

On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for the City of Midland and the Tittabawassee River and floodplain for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. The Company was required to submit a Scope of Work for the investigation of the Saginaw River and Saginaw Bay by August 11, 2007. The Company submitted the Scope of Work for the Saginaw River and Saginaw Bay on July 13, 2007. The Company received a Notice of Deficiency dated August 29, 2007, from the MDEQ with respect to the Scope of Work for the Saginaw River and Saginaw Bay. The Company submitted a revised Scope of Work for the Saginaw River and Saginaw Bay to the MDEQ on October 15, 2007. On February 1, 2008, the Company received an approval with modification for the Saginaw River and Saginaw Bay Scope of Work. The Company appealed the MDEQ’s approval with modification action in Midland Circuit Court on February 21, 2008 and then by filing a Contest Case Petition with the Michigan Office of Administrative Hearings and Rules on March 28, 2008.

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

Studies Conducted

On July 12, 2006, the MDEQ approved the sampling for the first six miles of the Tittabawassee River. On December 1, 2006, the MDEQ approved the Sampling and Analysis Plan in Support of Bioavailability Study for Midland (the “Plan”). The results of the Plan were provided to the MDEQ on March 22, 2007. On May 3, 2007, the MDEQ approved the GeoMorph® Pilot Site Characterization Report for the first six miles and approved this approach for the balance of the Tittabawassee River with some qualifications. On July 12, 2007, the MDEQ approved, with qualifications, the sampling for the next 11 miles of the Tittabawassee River. On March 3, 2008 the Company submitted to the MDEQ the Tittabawassee River Site Characterization Report that incorporated the data obtained from the 2006 and 2007 field investigations.

Interim Remedial Actions

The Company has been working with the MDEQ to implement Interim Response Activities and Pilot Corrective Action Plans in specific areas in and along the Tittabawassee River, where elevated levels of dioxins and furans were found during the investigation of the first six miles of the river.

Removal Actions

On June 27, 2007, the U.S. Environmental Protection Agency (“EPA”) sent a letter to the Company demanding that the Company enter into consent orders under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for three areas identified during investigation of the first six miles of the Tittabawassee River as areas for interim remedial actions under MDEQ oversight. The EPA sought a commitment that the Company immediately engage in remedial actions to remove soils and sediments. Three removal orders were negotiated and were signed on July 12, 2007, and the soil and sediment removal work required by these orders has been completed. On November 15, 2007, the Company and the EPA entered into a CERCLA removal order requiring the Company to remove sediment in the Saginaw River where elevated concentrations were identified during investigative work conducted on the Saginaw River. The sediment removal work was completed in December 2007.

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

On March 18, 2008, the Company and the natural resource damage trustees entered into a Memorandum of Understanding to provide a mechanism for the Company to fund cooperative studies related to the assessment of natural resource damages. On April 7, 2008 the natural resource damage trustees released for public review and comment their “Natural Resource Damage Assessment Plan for the Tittabawassee River System Assessment Area.”

At the end of 2007, the Company had an accrual for off-site corrective action of $5 million (included in the total accrued obligation of $322 million at December 31, 2007) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At March 31, 2008, the accrual for off-site corrective action was $3 million (included in the total accrued obligation of $320 million at March 31, 2008).

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

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, Union Carbide has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, Union Carbide has requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

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

Based on ARPC’s December 2006 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which covered the 15-year period ending in 2021 excluding future defense and processing costs. The reduction was $177 million and was shown as “Asbestos-related credit” in the consolidated statements of income for 2006.

In November 2007, Union Carbide requested ARPC to review Union Carbide’s 2007 asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2007. In December 2007, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide’s own review of the asbestos claim and resolution activity and ARPC’s response, Union Carbide determined that no change to the accrual was required. At December 31, 2007, Union Carbide’s asbestos-related liability for pending and future claims was $1.1 billion. At December 31, 2007, approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

Based on Union Carbide’s review of 2008 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2008. Union Carbide’s asbestos-related liability for pending and future claims was $1.1 billion at March 31, 2008. Approximately 30 percent of the recorded liability related to pending claims and approximately 70 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the first quarter of 2008, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $465 million at March 31, 2008 and $467 million at December 31, 2007. At March 31, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers In millions	March 31, 2008	Dec. 31, 2007
Receivables for defense costs	$22	$18
Receivables for resolution costs	248	253
Total	$270	$271

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the first quarter of 2008 and $17 million in the first quarter of 2007, and was reflected in “Cost of sales.”

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

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $72 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless the outcome of the appeals, will not have a material adverse impact on the Company’s consolidated financial statements.

Other Litigation Matters

In addition to breast implant, DBCP, environmental and synthetic rubber industry matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage that will be utilized to minimize the impact, if any, of the contingencies described above.

Summary

Except for the possible effect of Union Carbide’s asbestos-related liability described above, it is the opinion of the Company’s management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company’s consolidated financial statements.

Purchase Commitments

The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $1,624 million in 2007, $1,356 million in 2006 and $1,175 million in 2005. The Company’s take-or-pay commitments associated with these agreements at December 31, 2007 are included in the table below.

The Company also has various commitments for take-or-pay and throughput agreements. Such commitments are at prices not in excess of current market prices. The terms of all but one of these agreements extend from one to 25 years. One agreement has terms extending to 80 years. The determinable future commitment for this agreement is included for 10 years in the following table which presents the fixed and determinable portion of obligations under the Company’s purchase commitments at December 31, 2007:

Fixed and Determinable Portion of Take-or-Pay and
Throughput Obligations at December 31, 2007

In millions
2008	$2,136
2009	1,845
2010	1,578
2011	1,117
2012	941
2013 and beyond	5,212
Total	$12,829

In addition, in January 2008, the Company entered into a new 11-year contract for the purchase of ethylene-related products beginning in 2010. At March 31, 2008, the fixed and determinable portion of the take-or-pay commitment associated with this new contract is $57 million in 2010, $114 million in 2011, $114 million in 2012 and $912 million in 2013 and beyond.

In addition to the take-or-pay obligations at December 31, 2007, the Company had outstanding commitments which ranged from one to six years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $234 million. Such commitments were at prices not in excess of current market prices.

Guarantees

The Company provides a variety of guarantees as described more fully in the following sections.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2008	Final	Maximum Future	Recorded
In millions	Expiration	Payments	Liability
Guarantees	2014	$353	$22
Residual value guarantees	2015	1,040	5
Total guarantees		$1,393	$27

Guarantees at December 31, 2007	Final	Maximum Future	Recorded
In millions	Expiration	Payments	Liability
Guarantees	2014	$354	$22
Residual value guarantees	2015	1,035	5
Total guarantees		$1,389	$27

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $116 million at March 31, 2008 and December 31, 2007. The discount rate used to calculate the Company’s asset retirement obligation was 5.08 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE H – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	March 31, 2008	March 31, 2007
Defined Benefit Pension Plans:
Service cost	$67	$71
Interest cost	241	217
Expected return on plan assets	(310)	(291)
Amortization of prior service cost	8	6
Amortization of net loss	11	49
Termination benefits/curtailment costs	—	1
Net periodic benefit cost	$17	$53

Other Postretirement Benefits:
Service cost	$4	$5
Interest cost	30	28
Expected return on plan assets	(7)	(9)
Amortization of prior service credit	(1)	(1)
Amortization of net loss	—	1
Net periodic benefit cost	$26	$24

NOTE I – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plans (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan.

During the first quarter of 2008, employees subscribed to the right to purchase 4.6 million shares with a weighted-average exercise price of $35.57 per share and a weighted-average fair value of $4.33 per share under the ESPP.

During the first quarter of 2008, the Company granted the following stock-based compensation awards to employees under the 1988 Plan:

•                  9.2 million stock options with a weighted-average exercise price of $38.62 per share and a weighted-average fair value of $8.88 per share.

•                  1.9 million shares of deferred stock with a weighted-average fair value of $38.59 per share.

•                  1.1 million shares of performance deferred stock with a weighted-average fair value of $38.62 per share.

During the first quarter of 2008, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan:

•                  28,200 shares of restricted stock with a weighted-average fair value of $37.71 per share.

Total unrecognized compensation cost at March 31, 2008, including unrecognized cost related to the first quarter of 2008 activity, is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2008

In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period
ESPP purchase rights	$16	4.5 months
Unvested stock options	$101	0.81 year
Deferred stock awards	$156	1.19 years
Performance deferred stock awards	$74	0.78 year

NOTE J – EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$941	$941	$973	$973
Weighted-average common shares outstanding	942.1	942.1	963.2	963.2
Add dilutive effect of stock options and awards	—	9.5	—	12.7
Weighted-average common shares for EPS calculations	942.1	951.6	963.2	975.9
Earnings per common share	$1.00	$0.99	$1.01	$1.00
Stock options and deferred stock awards excluded from EPS calculations (1)		34.0		22.2

(1)   Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE K – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Corporate Profile

Dow is a diversified chemical company that combines the power of science and technology with the “Human Element” to constantly improve what is essential to human progress. The Company delivers a broad range of products and services to customers in approximately 160 countries, connecting chemistry and innovation with the principles of sustainability to help provide everything from fresh water, food and pharmaceuticals to paints, packaging and personal care products. In 2007, Dow had annual sales of $53.5 billion and employed approximately 45,900 people worldwide. The Company has 150 manufacturing sites in 35 countries and produces approximately 3,100 products. The following descriptions of the Company’s operating segments include a representative listing of products for each business.

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

•                  Products: AFFINITY™ polyolefin plastomers; AMPLIFY™ functional polymers; BETABRACE™ reinforcing composites; BETADAMP™ acoustical damping systems; BETAFOAM™ NVH and structural foams; BETAGUARD™ sealants; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; CALIBRE™ polycarbonate resins; DOW™ polyethylene resins; DOW™ polypropylene resins and automotive components made with DOW™ polypropylene; IMPAXX™ energy management foam; INSPIRE™ performance polymers; INTEGRAL™ adhesive film; ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; PAPI™ polymeric MDI; PELLETHANE™ thermoplastic polyurethane elastomers; Premium brake fluids and lubricants; PULSE™ engineering resins; SPECFLEX™ semi-flexible polyurethane foam systems; SPECTRIM™ reaction moldable polymers; STRANDFOAM™ polypropylene foam; VERSIFY™ plastomers and elastomers; VORANATE™ specialty isocyanates; VORANOL™ polyether polyols

Dow Building Solutions manufactures and markets an extensive line of insulation, weather barrier, and oriented composite building solutions and adhesives. The business is the recognized leader in extruded polystyrene (XPS) insulation, known industry-wide by its distinctive Blue color and the Dow STYROFOAM™ brand for more than 50 years.

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

•                  Products: D.E.H.™ epoxy curing agents or hardeners; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy intermediates (Acetone, Allyl chloride, Bisphenol A, Epichlorohydrin, OPTIM™ synthetic glycerine and Phenol); Specialty acrylic monomers (Glycidyl methacrylate, Hydroxyethyl acrylate and Hydroxypropyl acrylate); UCAR™ solution vinyl resins

The Polyurethanes and Polyurethane Systems business is a leading global producer of polyurethane raw materials and polyurethane systems. Differentiated by its ability to globally supply a high-quality, consistent and complete product range, this business emphasizes both existing and new business developments while facilitating customer success with a global market and technology network.

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

•                  Products and Services: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals; CANGUARD™ BIT preservatives; CELLOSIZE™ hydroxyethyl cellulose; Chiral compounds and biocatalysts; CYCLOTENE™ advanced electronics resins; DOW™ latex powders; DOWEX™ ion exchange resins; DOWICIDE™ antimicrobial bactericides and fungicides; ETHOCEL™ ethylcellulose resins; FILMTEC™ membranes; FORTEFIBER™ soluble dietary fiber; Hydrocarbon resins; Industrial biocides; METHOCEL™ cellulose ethers; OMEXELL™ ultrafiltration; OMEXELL™ electrodeionization; Pfenex Expression Technology™; POLYOX™ water-soluble resins; Quaternaries; SILK™ semiconductor dielectric resins; WALOCEL™ cellulose polymers

The Dow Latex business is a major global supplier of latexes, for a wide range of industries and applications. It provides the broadest line of styrene-butadiene (S/B) products supporting customers in paper and paperboard (for magazines, catalogues and food packaging) applications, and the carpet and floor covering industry. UCAR Emulsion Systems (UES) manufactures and sells acrylic, vinyl-acrylic, vinyl acetate ethylene (VAE), and S/B and styrene-acrylic latexes and NEOCAR™ branched vinyl ester latexes for use in the architectural and industrial coatings, adhesives, construction products such as caulks and sealants, textile, and traffic paint. It also offers the broadest product range in the dispersion area and produces and markets UCAR™ POLYPHOBE™ rheology modifiers.

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

•                  Products: CLINCHER™ herbicide; DELEGATE™ insecticide; DITHANE™ fungicide; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide; HERCULEX™ I, HERCULEX™RW and HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ brand cottonseeds; PROFUME™ gas fumigant; SENTRICON™ termite colony elimination system; SIMPLICITY™ herbicide; STARANE™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

BASIC PLASTICS

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first quarters of 2008 and 2007 were immaterial and eliminated in consolidation.

Operating Segments	Three Months Ended
In millions	March 31, 2008	March 31, 2007
Sales by operating segment
Performance Plastics	$3,963	$3,529
Performance Chemicals	2,323	2,002
Agricultural Sciences	1,314	1,036
Basic Plastics	3,492	2,894
Basic Chemicals	1,559	1,271
Hydrocarbons and Energy	2,165	1,612
Unallocated and Other	8	88
Total	$14,824	$12,432
EBIT (1) by operating segment
Performance Plastics	$329	$441
Performance Chemicals	271	312
Agricultural Sciences	331	282
Basic Plastics	427	527
Basic Chemicals	159	134
Hydrocarbons and Energy	—	—
Unallocated and Other	(132)	(257)
Total	$1,385	$1,439
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBIT)
Performance Plastics	$18	$26
Performance Chemicals	95	105
Agricultural Sciences	1	—
Basic Plastics	42	54
Basic Chemicals	97	75
Hydrocarbons and Energy	22	15
Unallocated and Other	(1)	(1)
Total	$274	$274

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

	Three Months Ended
In millions	March 31, 2008	March 31, 2007
EBIT	$1,385	$1,439
+ Interest income	24	40
- Interest expense and amortization of debt discount	145	146
- Provision for income taxes	299	335
- Minority interests’ share in income	24	25
Net Income Available for Common Stockholders	$941	$973

Geographic Areas	Three Months Ended
In millions	March 31, 2008	March 31, 2007
Sales by geographic area
United States	$4,658	$4,109
Europe (1)	5,858	4,801
Rest of World (1)	4,308	3,522
Total	$14,824	$12,432

(1)         Sales to customers in the Middle East and Africa, previously reported with Europe, are now aligned with Rest of World; 2007 sales have been adjusted to reflect this realignment.

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

OVERVIEW

•                  The Company reported sales in the first quarter of 2008 of $14.8 billion, up 19 percent from $12.4 billion in the first quarter of 2007, setting another new quarterly sales record.

•                  The results for the first quarter of 2008 demonstrated, once again, the value of the Company’s balanced portfolio, as weakness in the United States was more than offset by growth in the rest of the world, and as improvement in the results of some of the Company’s operating segments mitigated declines in others.

•                  Purchased feedstock and energy costs, which account for almost half of Dow’s total costs, increased 42 percent or $2.2 billion compared with the first quarter of 2007, the largest year-over-year increase in quarterly costs in the Company’s history, and almost equal to the increase of all of last year.

•                  Operating expenses rose during the first quarter of 2008, as Dow continued the disciplined implementation of its growth strategy.

•                  Equity earnings were $274 million in the first quarter of 2008, the fifth consecutive quarter in which equity earnings have exceeded $250 million.

•                  Capital spending was on target; debt as a percent of total capitalization held steady from year-end 2007; and the Company continued to purchase shares under its share repurchase program.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	March 31, 2008	March 31, 2007
Net sales	$14,824	$12,432

Cost of sales	$12,908	$10,605
Percent of net sales	87.1%	85.3%

Research and development, and selling, general and administrative expenses	$829	$720
Percent of net sales	5.6%	5.8%

Effective tax rate	23.7%	25.1%

Net income available for common stockholders	$941	$973

Earnings per common share – basic	$1.00	$1.01
Earnings per common share – diluted	$0.99	$1.00

Operating rate percentage	86%	87%

RESULTS OF OPERATIONS

Net sales for the first quarter of 2008 were $14.8 billion, up 19 percent from $12.4 billion in the first quarter of last year. Compared with the same quarter of 2007, prices rose 17 percent, driven by continuing increases in feedstock and energy costs, and volume increased 2 percent. Prices were also impacted by currency which accounted for almost 30 percent of the increase. Prices increased in all operating segments, led by a 33 percent increase in Hydrocarbons and Energy, a 26 percent increase in Basic Chemicals and a 24 percent increase in Basic Plastics. Prices were also up in the Performance segments with an 11 percent increase in Agricultural Sciences and a 9 percent increase in Performance Plastics and Performance Chemicals. From a geographic standpoint, double-digit increases were reported in all geographic areas.

Prices were up 21 percent in Europe (where currency accounted for approximately one half of the increase), 16 percent in North America, 10 percent in Asia Pacific, 18 percent in Latin America and 11 percent in the India, Middle East and Africa (“IMEA”) region. Compared with the first quarter of last year, the change in volume by operating segment was mixed, with a 6 percent increase in the combined Performance segments offset by declines in Basic Plastics and Basic Chemicals. Volume was particularly strong in Agricultural Sciences (up 16 percent) and Performance Chemicals (up 7 percent). By geographic area, volume growth in Asia Pacific, Latin America, Europe and IMEA offset a decline in the United States which was down due to continued weakness in the residential construction and automotive industries. For additional details regarding the change in net sales, see the Sales Volume and Price table at the end of the section entitled “Segment Results.”

Gross margin was $1,916 million for the first quarter of 2008, up from $1,827 million in the first quarter of last year. Gross margin improved as higher selling prices and improved volume offset significantly higher hydrocarbon and energy (“H&E”) costs (up approximately $2.2 billion or 42 percent), the unfavorable impact of currency on cost and increased freight costs.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 86 percent in the first quarter of 2008, down slightly from 87 percent in the first quarter of 2007. The Company’s operating rate for the first quarter of 2008 reflected the impact of planned maintenance turnarounds, primarily in the Hydrocarbons & Energy segment.

Personnel count was 45,530 at March 31, 2008, down from 45,856 at December 31, 2007 and up from 42,755 at March 31, 2007. Headcount decreased from year-end 2007 due to the divestiture of two small companies. Compared with the first quarter of 2007, headcount increased principally due to the addition of research and development employees in India and China in support of the Company’s growth initiatives; the addition of approximately 110 employees with the second quarter of 2007 acquisition of Hyperlast Limited; and the addition of approximately 1,700 employees with the second quarter of 2007 acquisition of Wolff Walsrode AG and certain related affiliates and assets (“Wolff Walsrode”).

Operating expenses (research and development, and selling, general and administrative expenses) totaled $829 million in the first quarter of 2008, up $109 million from $720 million in the first quarter of last year. Compared with last year, research and development (“R&D”) expenses increased $29 million, and selling, general and administrative (“SG&A”) expenses increased $80 million. Approximately 75 percent of the increase in operating expenses was related to planned spending for growth initiatives in the Performance businesses and operating expenses for new acquisitions.

Amortization of intangibles was $22 million in the first quarter of 2008, up from $11 million in the first quarter of last year, with the increase due to 2007 acquisitions. See Note E to the Consolidated Financial Statements for additional information on intangible assets.

Dow’s share of the earnings of nonconsolidated affiliates was $274 million in the first quarter of 2008, equal to the first quarter of last year. Compared with the same quarter of last year, earnings improved at EQUATE Petrochemical Company K.S.C. (“EQUATE”) and MEGlobal. Results from Equipolymers B.V. (“Equipolymers”), Dow Corning Corporation (“Dow Corning”) and Siam Polyethylene Company Limited (“Siam Polyethylene”) were lower compared to the first quarter of last year.

On December 13, 2007, the Company and Petrochemical Industries Company (“PIC”) of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 joint venture that will be a market-leading, global petrochemicals company. The joint venture, to be headquartered in the United States, will manufacture and market polyethylene, ethyleneamines, ethanolamines, polypropylene, and polycarbonate. To form the new joint venture, Dow will sell a 50 percent interest in the business assets included in the transaction to PIC. In turn, PIC and Dow will each contribute their assets into the joint venture. The resulting joint venture is expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide. The transaction is subject to the completion of definitive agreements, customary conditions and regulatory approvals, and is anticipated to close in late 2008.

Sundry income – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income – net for the first quarter of 2008 was $46 million, compared with $69 million in the same quarter of 2007, and reflected the decrease in foreign exchange gains. In both periods, Sundry income – net included gains on the sale of miscellaneous assets, none of which were material.

Net interest expense (interest expense less capitalized interest and interest income) was $121 million in the first quarter of 2008, compared with $106 million in the first quarter of last year. Compared with last year, interest income was down $16 million principally due to lower levels of cash and cash equivalents, while interest expense was essentially flat.

The effective tax rate for the first quarter of 2008 was 23.7 percent, versus 25.1 percent for the first quarter of 2007. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available.

Net income available for common stockholders was $941 million or $0.99 per share for the first quarter of 2008, compared with $973 million or $1.00 per share for the first quarter of 2007.

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

PERFORMANCE PLASTICS

Performance Plastics sales were $3,963 million for the first quarter of 2008, up 12 percent from $3,529 million in the first quarter of 2007. Prices increased 9 percent, aided by a 5 percent favorable currency impact, while volume improved 3 percent. The improvement in price was widespread across the segment as businesses took action to mitigate the impact of increasing raw material costs. Volume improved as a result of recent acquisitions and a new marketing agreement with Nippon Unicar Company Limited (“NUC”) (a nonconsolidated affiliate), which became effective in the first quarter of 2008. EBIT for the segment totaled $329 million in the first quarter of 2008, down from $441 million in the same period last year. EBIT declined as the benefit of higher prices and improved volume was more than offset by the impact of higher raw material costs, higher operating expenses related to new product development and marketing, the unfavorable impact of currency on costs and higher freight costs.

Dow Automotive sales for the first quarter of 2008 were up 12 percent from one year ago. Prices improved 13 percent while volume declined 1 percent. Solid gains in pricing were achieved across all geographic areas as the business worked to mitigate the impact of higher raw material costs. The slight decline in volume was caused by continued weakness in the North American automotive industry, which was largely offset by volume gains in Europe and Latin America as the business benefited from growth with key customers in these geographic areas. EBIT for the business declined slightly versus the first quarter of last year due to higher raw material costs and increased spending associated with product development and the start up of new manufacturing assets.

Dow Building Solutions sales in the first quarter of 2008 improved 2 percent versus the same quarter last year as prices increased 4 percent and volume declined 2 percent. The improvement in price was primarily the result of favorable currency in Europe. A weak U.S. residential construction industry coupled with the closure of two polyisocyanurate foam plants in the United States in the fourth quarter of 2007 drove the decline in volume. EBIT declined due to rising raw material costs and the unfavorable impact of currency on costs.

Dow Epoxy sales for the first quarter of 2008 were down 2 percent from the first quarter of 2007 as volume declined 7 percent, more than offsetting a 5 percent increase in prices. The decline in volume was focused in the United States where the business was impacted by a planned maintenance turnaround, the exit of the peroxymeric chemicals business in 2007, as well as the decision by the business to reduce sales of epoxy intermediates in the face of declining industry margins due to additional industry capacity. Despite lower volumes in the United States, demand remained strong for electrical laminate and coatings applications. The improvement in prices was largely due to a favorable currency impact in Europe. Additional industry capacity limited the Company’s ability to raise prices. The business posted lower EBIT in the first quarter of 2008 due to lower sales volume, margin compression caused by rising raw material costs and limited ability to raise prices, and higher operating expenses.

Polyurethanes and Polyurethane Systems sales for the quarter were up 11 percent from the first quarter of 2007. Prices increased 11 percent while volume remained flat. The improvement in price was geographically balanced and in response to rising raw material costs and tight industry supply/demand conditions for toluene diisocyanate. Sales volume declined in Polyurethanes due to increased internal consumption of methylene diphenyl diisocyanate in Polyurethane Systems and softness in the North American furniture and bedding industries. The sales volume decline in Polyurethanes was offset by improved sales volume for Polyurethane Systems due to the impact of recent acquisitions. EBIT was down from the first quarter of 2007 as higher raw material costs and operating expenses were not fully offset by improved prices.

Specialty Plastics and Elastomers sales continued to grow, up 19 percent versus the first quarter of 2007 with a 12 percent increase in prices and a 7 percent improvement in volume. The improvement in price was broad-based with significant increases noted across all geographic areas. Volume increased due to a new marketing agreement with NUC, which became effective in the first quarter of 2008. Demand in the United States was negatively impacted by weakness in the U.S. construction, utility and automotive industries. EBIT for the business declined significantly from a year ago due to margin compression as the rapid escalation of raw material and energy costs exceeded the impact of price increases.

Technology Licensing and Catalyst sales for the first quarter of 2008 increased 37 percent driven by higher catalyst sales. The increase in revenue also resulted in higher EBIT for the business.

PERFORMANCE CHEMICALS

Performance Chemicals sales were $2,323 million for the first quarter of 2008, up 16 percent from $2,002 million in the first quarter of 2007. Compared with first quarter of 2007, prices rose 9 percent, including a 4 percent favorable currency impact, while volume increased 7 percent. The rise in prices was broad-based, with increases reported in all geographic areas and across all major product groups. The increase in volume was principally due to the second quarter of 2007 acquisition of Wolff Walsrode. EBIT for the first quarter of 2008 was $271 million, down from $312 million in the first quarter of 2007, due to increases in raw material costs, integration costs associated with the acquisition of Wolff Walsrode, the unfavorable impact of currency on costs and lower equity earnings from Dow Corning.

Designed Polymers sales for the first quarter of 2008 were up 35 percent from the same quarter last year driven by a 30 percent increase in volume and a 5 percent increase in price. The improvement in volume was principally due to the acquisition of Wolff Walsrode in the second quarter of 2007. Higher volume in biocides, driven by higher demand in oil and gas applications, was negated by lower sales volumes in CELLOSIZE™ hydroxyethyl cellulose and methyl cellulosics, principally in the United States, due to continued weakness in housing construction. Compared with the first quarter of last year, EBIT increased slightly as higher sales volume and prices offset increases in raw material costs and higher operating expenses, including those related to the acquisition of Wolff Walsrode.

Dow Latex sales for the first quarter of 2008 were up 6 percent from the first quarter of 2007, as prices increased 5 percent, due to the favorable impact of currency, and volume increased 1 percent. Volume was up in all geographic areas, except the United States where demand for carpet and coated paper was lower due to continued softness in the housing industry. EBIT for the first quarter of 2008 declined significantly compared with the same period last year due to higher raw material costs and the unfavorable impact of currency on costs.

Specialty Chemicals sales for the first quarter of 2008 were up 12 percent compared with the same quarter last year as prices rose 14 percent and volume declined 2 percent. Prices were higher in all geographic areas and across most product groups driven by significant increases in raw material costs. EBIT was up from last year as the increase in selling prices and higher equity earnings from the OPTIMAL Group of Companies (“OPTIMAL”) more than offset higher raw material costs.

AGRICULTURAL SCIENCES

Agricultural Sciences sales were $1,314 million in the first quarter of 2008, up 27 percent from $1,036 million in the first quarter of 2007, posting a new quarterly sales record for the business. Volume improved 16 percent while prices rose 11 percent (including the favorable impact of currency of 7 percent) compared with the first quarter of 2007. All geographic areas recorded double-digit sales growth compared with last year, as a result of Dow AgroSciences’ strong product portfolio and robust global agricultural economics. Increased demand for cereal herbicides and early season purchases resulted in volume growth in Europe. The United States benefited from new product launches, while a continued buoyant agricultural industry in Latin America also drove volume growth.

EBIT for the first quarter of 2008 was $331 million, also a new quarterly record for the segment, up from $282 million in the first quarter of 2007. This increase was driven by price increases and strong sales volume growth, partially offset by an increase in operating expenses related to new product launches and the unfavorable impact of currency on costs.

BASIC PLASTICS

Basic Plastics sales were $3,492 million for the first quarter of 2008, up 21 percent from $2,894 million in the first quarter of last year. Compared with the first quarter of 2007, prices increased 24 percent. Double-digit price increases were reported in all geographic areas, reflecting significantly higher feedstock and energy costs. Volume was down 3 percent compared with the first quarter of 2007 principally due to declines in the United States and Europe, partially offset by volume improvements in Asia Pacific and India, Middle East and Africa. Volume decreased due in part to the December 2007 closure of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana, the sale of polyethylene assets in Cubatão, Brazil in the second quarter of 2007, as well as ongoing concerns about the U.S. economy and financial markets. European volume was lower, reflecting customer concerns about the economic outlook. Volume improved in Asia Pacific due to favorable market conditions and increased exports from North America to this geographic area. EBIT was $427 million for the first quarter of 2008, down from $527 million in the first quarter of 2007. EBIT declined as price increases were more than offset by higher feedstock and energy costs, higher operating costs, and lower equity earnings from Siam Polyethylene and Equipolymers.

Polyethylene sales were up significantly from the first quarter of 2007 as prices increased 28 percent and volume decreased 1 percent. Double-digit price increases were reported in all geographic areas as the business worked to offset the impact of significantly higher feedstock and energy costs. Volume was lower in the United States as softer industry fundamentals and customer inventory corrections took hold; volume was also impacted by an unplanned maintenance outage at the Company’s facility in Prentiss, Alberta, Canada. Volume was lower in Europe due to softening industry demand. Volume improved in Asia Pacific due to favorable market conditions and increased exports from North America to this geographic area. EBIT for the first quarter of 2008 declined versus the same period of 2007 as higher feedstock and energy costs, higher freight and lower equity earnings, primarily from Siam Polyethylene, more than offset the increase in prices.

Polypropylene sales were up 4 percent from the first quarter of 2007 as prices increased 22 percent and volume decreased 18 percent. Prices were significantly higher in all geographic areas as the business responded to higher feedstock and energy costs. Volume in the United States was significantly lower due to a planned maintenance turnaround at the Company’s Freeport, Texas manufacturing facility and the previously announced December 2007 shutdown of the Company’s polypropylene manufacturing facility at St. Charles Operations. Volume in Europe for the first quarter of 2008 was flat versus the same period last year. Despite higher prices, EBIT was lower due to higher feedstock and energy costs.

Polystyrene sales for the first quarter of 2008 were up 6 percent as prices increased 7 percent and volume decreased 1 percent. Price improvement was seen in all geographic areas as the business raised prices in response to higher feedstock and energy costs. Compared with the first quarter of 2007, volume improved in the United States despite some softening in demand during the later weeks of the quarter. Volume in Europe was lower as higher prices reduced customer demand and favorable economic conditions resulted in increased imports into the region by Middle East competitors. Volume in Asia Pacific declined as a result of increased industry supply and slightly lower demand. EBIT declined significantly from the first quarter of 2007 as the increase in prices did not offset the increase in raw material costs.

BASIC CHEMICALS

Basic Chemical sales were $1,559 million for the first quarter of 2008, up 23 percent from $1,271 million in the first quarter of 2007. Prices increased 26 percent, while volume declined 3 percent. Prices were up for most products within the segment, led by ethylene glycol (“EG”), which was up due to higher feedstock and energy costs and tight industry supply/demand balances as a result of unplanned industry outages. Volume for EG held steady, with a slight increase over the same period last year. Caustic soda also reported significant improvements in price, reflecting solid demand in all geographic areas. Volume for caustic soda declined slightly due to the sale of the Company’s caustic soda distribution business in Western Canada in the fourth quarter of 2007. Prices were flat for vinyl chloride monomer (“VCM”) despite higher raw material costs, as weak demand for polyvinyl chloride in North America hampered the business’ ability to raise prices.  Volume for VCM was down due to planned and unplanned plant outages at the Company’s two largest production facilities.  Solvents and intermediates reported strong price increases, which were driven by higher feedstock and energy costs; however, lower volumes resulted from production issues at various manufacturing facilities. EBIT for the first quarter of 2008 was $159 million, up from $134 million in the first quarter of last year. Higher equity earnings from MEGlobal, EQUATE and OPTIMAL and price increases across the segment more than offset increases in raw material costs and volume shortages due to plant outages.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales for the first quarter of 2008 were $2,165 million, up 34 percent from $1,612 million in the first quarter of 2007. Prices increased 33 percent, while volume increased 1 percent. The increase in selling price in the first quarter of 2008 was driven by higher overall commodity prices in feedstock and energy markets.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at cost (which increased significantly principally due to a sharp increase in the Company’s purchased feedstock and energy cost, up $2.2 billion or 42 percent compared with the first quarter of 2007). As a result, EBIT for this operating segment was at breakeven for the three months ended March 31, 2008 and 2007.

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

EBIT for the first quarter of 2008 was a loss of $132 million, compared with a loss of $257 million for the first quarter of 2007. Compared with the same quarter of last year, EBIT for the first quarter of 2008 reflected improved results from insurance company operations, a reduction in performance-based compensation expense (including stock-based compensation) compared with 2007 and the absence of tax contingencies of approximately $40 million related to franchise taxes recorded in the first quarter of 2007.

Sales Volume and Price by Operating Segment and Geographic Area	Three Months Ended March 31, 2008
Percentage change from prior year	Volume	Price	Total
Operating segments
Performance Plastics	3%	9%	12%
Performance Chemicals	7	9	16
Agricultural Sciences	16	11	27
Basic Plastics	(3)	24	21
Basic Chemicals	(3)	26	23
Hydrocarbons and Energy	1	33	34
Total	2%	17%	19%
Geographic area sales
United States	(3)%	16%	13%
Europe	1	21	22
Rest of World	8	14	22
Total	2%	17%	19%

OUTLOOK

Softness in the United States appears to have extended somewhat beyond the housing and automotive sectors, resulting in U.S. customers taking a cautious approach to business. Demand in Western Europe is slowing, but seems to be holding reasonably well, while Eastern Europe remains strong. Emerging economies in Asia Pacific are expected to continue to show strong growth, with China’s growth rate close to 10 percent, although a slowing U.S. economy could have an impact on consumer goods exporters in Asia Pacific.

In the chemical industry, supply and demand are expected to remain reasonably balanced in the ethylene chain for the first half of 2008, but may be impacted by additional industry capacity in the second half of the year and beyond. Chlor-vinyl industry conditions may soften with weaker demand from a slower U.S. economy, including the housing sector, and with additional industry capacity anticipated in 2008.

Continued growth for the Company outside of the United States is anticipated, with strong growth in emerging geographies. Purchased feedstock and energy costs are expected to remain high and volatile in the second quarter, and while the pace of the increase is expected to slow from that of recent quarters, both feedstock and energy costs are expected to be higher in the second quarter than in the first. If the sequential increase in feedstock and energy costs is moderate, margins should hold steady or expand slightly in several Performance businesses and in Basic Plastics, as price increases cover higher raw material costs. In Basic Chemicals, higher raw material costs, coupled with price pressure, are expected to squeeze margins. EO/EG prices may trend down compared with the first quarter, as a competitor’s plant returns to operation, increasing industry supply. Dow AgroSciences should again show very strong results, with a seasonal pattern similar to that of the last two years, although spending for new product development and launch may impact profit growth in the short term.

Overall, the Company’s view is that the second quarter will be another good quarter, and that 2008 will be another year of solid earnings performance for Dow.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	March 31, 2008	March 31, 2007
Cash provided by (used in):
Operating activities	$447	$536
Investing activities	(290)	(290)
Financing activities	(300)	(619)
Effect of exchange rate changes on cash	80	(7)
Net change in cash and cash equivalents	$(63)	$(380)

Cash provided by operating activities decreased in the first three months of 2008 compared with the same period last year due primarily to increased working capital requirements, with an increase in inventories driven by higher raw material costs and an increase in accounts receivable due to the higher level of sales.

Cash used in investing activities in the first three months of 2008 was flat compared with the same period last year as an increase in investments in consolidated and nonconsolidated affiliates was offset by higher net proceeds from purchases and sales/maturities of investments.

Cash used in financing activities in the first three months of 2008 decreased compared with the same period last year due to the issuance of commercial paper, offset by a reduction in proceeds from sales of common stock (related to the exercise of stock options and the Employees’ Stock Purchase Plan) compared with the first quarter of 2007.

Days-sales-in-inventory (“DSI”) rose from 61 days at December 31, 2007 to 67 days at March 31, 2008 as a result of increased exports (which have a longer supply chain), an increase in inventories built in preparation for plant turnarounds scheduled for the second quarter of 2008, and product mix.

On August 29, 2006, the Board of Directors approved a plan (the “2006 Plan”) to shut down a number of the Company’s manufacturing facilities. These shutdowns are scheduled to be completed by the end of the first quarter of 2009. On December 3, 2007, the Board of Directors approved a restructuring plan (the “2007 Plan”) that includes the shutdown of a number of assets and organizational changes within targeted functions. These restructuring activities are expected to be completed by the end of 2009. The restructuring activities related to both the 2006 Plan and the 2007 Plan are expected to result in additional cash expenditures of approximately $321 million over the next few years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). Dow expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities, and pension plan settlement costs. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	March 31, 2008	Dec. 31, 2007
Current assets	$20,136	$18,654
Current liabilities	13,404	12,445
Working capital	$6,732	$6,209
Current ratio	1.50:1	1.50:1
Days-sales-outstanding-in-receivables	38	38
Days-sales-in-inventory	67	61

Total Debt In millions	March 31, 2008	Dec. 31, 2007
Notes payable	$2,114	$1,548
Long-term debt due within one year	827	586
Long-term debt	7,392	7,581
Total debt	$10,333	$9,715
Debt as a percent of total capitalization	32.3%	31.8%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At March 31, 2008, there was $1.7 billion of commercial paper outstanding. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available $3 billion five-year revolving credit facility with various U.S. and foreign banks. This credit facility matures in April 2011.

At March 31, 2008, the Company had $455 million of SEC-registered securities available for issuance under a U.S. shelf registration, Euro 5 billion (approximately $7.9 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $504 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on July 31, 2006. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 23, 2007. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At March 31, 2008, the Company was in compliance with all of these covenants and default provisions.

On October 26, 2006, the Company announced that its Board of Directors had approved a share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock (the “2006 Program”). Purchases under the 2006 Program began in March 2007. In 2007, the Company purchased 26,225,207 shares of the Company’s common stock under the 2006 Program. In the first quarter of 2008, the Company purchased 10,767,901 shares of the Company’s common stock under the 2006 Program. See PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Contractual Obligations

In January 2008, the Company entered into a new 11-year contract for the purchase of ethylene-related products beginning in 2010. At March 31, 2008, the fixed and determinable portion of the take-or-pay commitment associated with this new contract is $57 million in 2010, $114 million in 2011, $114 million in 2012 and $912 million in 2013 and beyond. There have been no other material changes in the Company’s contractual obligations or commercial commitments since December 31, 2007. See Note G to the Consolidated Financial Statements for further information on purchase commitments.

The Company had outstanding guarantees at March 31, 2008. Additional information related to these guarantees can be found in the “Guarantees” table provided in Note G to the Consolidated Financial Statements.

Dividends

On February 14, 2008, the Company declared a quarterly dividend of $0.42 per share, payable on April 30, 2008, to stockholders of record on March 31, 2008. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 96-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

OTHER MATTERS

Recent Accounting Pronouncements

See Note B to the Consolidated Financial Statements for a summary of recent accounting pronouncements. In addition, see Note F to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 10-K. Since December 31, 2007, there have been no material changes in the Company’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2008	2007
Claims unresolved at January 1	90,322	111,887
Claims filed	2,716	3,085
Claims settled, dismissed or otherwise resolved	(2,854)	(2,225)
Claims unresolved at March 31	90,184	112,747
Claimants with claims against both UCC and Amchem	28,893	38,901
Individual claimants at March 31	61,291	73,846

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

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, Union Carbide has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, Union Carbide has requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

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

Based on ARPC’s December 2006 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $1.2 billion at

December 31, 2006 which covered the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and was shown as “Asbestos-related credit” in the consolidated statements of income.

In November 2007, Union Carbide requested ARPC to review Union Carbide’s 2007 asbestos claim and resolution activity and determine the appropriateness of updating its 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2007. In December 2007, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide’s own review of the asbestos claim and resolution activity and ARPC’s response, Union Carbide determined that no change to the accrual was required. At December 31, 2007, Union Carbide’s asbestos-related liability for pending and future claims was $1.1 billion. At December 31, 2007, approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

Based on Union Carbide’s review of 2008 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2008. Union Carbide’s asbestos-related liability for pending and future claims was $1.1 billion at March 31, 2008. Approximately 30 percent of the recorded liability related to pending claims and approximately 70 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate Costs
In millions	March 31, 2008	March 31, 2007	to Date as of March 31, 2008
Defense costs	$14	$17	$579
Resolution costs	$42	$16	$1,312

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the first quarter of 2008 and $17 million in the first quarter of 2007, and was reflected in “Cost of sales.”

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the first quarter of 2008, Union Carbide has reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $465 million at March 31, 2008 and $467 million at December 31, 2007. At March 31, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	March 31, 2008	Dec. 31, 2007
Receivables for defense costs	$22	$18
Receivables for resolution costs	248	253
Total	$270	$271

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values that could arise in one day, given a certain move in prices over a certain period of time, using specified confidence levels. Through the end of 2007, the VAR methodology used by the Company was based primarily on a variance/covariance statistical model. The year-end VAR and average daily VAR for the aggregate of non-trading and trading positions using this model for 2007 and 2006 are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR at December 31*	2007		2006
In millions	Year-end	Average	Year-end	Average
Foreign exchange	$7	$5	$3	$4
Interest rate	$57	$44	$34	$43
Equities	$15	$16	$9	$3
Commodities	$17	$11	$14	$19

*Using a 95 percent confidence level

The Company’s daily VAR for the aggregate of trading and non-trading positions using the variance/covariance statistical model increased from a total VAR of $96 million at December 31, 2007 to a total of $102 million at March 31, 2008. The increase related primarily to an increase in the interest rate VAR from $57 million to $72 million, principally due to an increase in interest rate volatility, and a decrease in the commodities VAR from $17 million to $8 million, due to a reduction in commodities hedges.

In the first quarter of 2008, the Company changed its primary VAR methodology from a variance/covariance statistical model to a historical simulation model to more effectively capture co-movements in market rates across different asset classes. In the new historical simulation model, a 97.5 percent confidence level is used and the historical scenario period includes at least six months of historical data. The new historical simulation model resulted in a composite daily VAR of $87 million at March 31, 2008; VAR for the components was $4 million for foreign exchange exposure, $77 million for interest rate exposure, $12 million for equities exposure and $4 million for commodities exposure.

Since December 31, 2007, there have been no material changes in the Company’s risk management policies.

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

The Dow Chemical Company and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the first quarter of 2008. For a summary of the history and current status of this matter, see Note G to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters

On June 19, 2007, the Ohio Environmental Protection Agency issued a Proposed Findings and Orders (the “Order”) alleging violations by Poly-Carb, Inc., an Ohio corporation then unaffiliated with the Company, regarding the management of hazardous materials and wastes at its facility in Solon, Ohio. The Order proposes a total civil penalty of $120,000. On September 12, 2007, the Company acquired U.S. Laboratories, Inc., including its subsidiary, Poly-Carb, Inc., from its stockholders who retained the financial responsibility for all costs and expenses related to the resolution of the Order.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Company’s risk factors in the first quarter of 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2008:

Issuer Purchases of Equity Securities Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program (2)	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program(2)
January 2008	1,000,000	$38.58	1,000,000	$813,961,731
February 2008	5,418,666	$38.74	5,398,412	$604,798,488
March 2008	4,374,758	$37.13	4,369,489	$442,563,218
First quarter 2008	10,793,424	$38.07	10,767,901	$442,563,218

(1) Includes 25,523 shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

(2) On October 26, 2006, the Company announced that the Board of Directors had approved a share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock. Purchases under this program began in March 2007.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 40 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries

Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: AFFINITY, AMBITROL, AMPLIFY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, CALIBRE, CANGUARD, CARBITOL, CARBOWAX, CELLOSIZE, CELLOSOLVE, COMBOTHERM, CONTINUUM, CYCLOTENE, D.E.H., D.E.N., D.E.R., DOW, DOW XLA, DOWCAL, DOWEX, DOWEX QCAT, DOWFAX, DOWFLAKE, DOWFROST, DOWICIDE, DOWLEX, DOWPER, DOWTHERM, ELITE, EMERGE, ENFORCER, ENGAGE, ENHANCER, EQUIFOAM, ETHOCEL, EVOCAR, FILMTEC, FLEXOMER, FORTEFIBER, FOUNDATIONS, FROTH-PAK, GREAT STUFF, IMMOTUS, IMPAXX, INSPIRE, INSTA-STIK, INTEGRAL, ISONATE, ISOPLAST, LIQUIDOW, LP OXO, MAGNUM, MAXIBOOST, MAXICHECK, MAXISTAB, METEOR, METHOCEL, NEOCAR, NORDEL, NORKOOL, NORMAX, OMEXELL, OPTIM, PAPI, PELADOW, PELLETHANE, PFENEX EXPRESSION TECHNOLOGY, POLYOX, POLYPHOBE, PRIMACOR, PROCITE, PULSE, QBIS, QUASH, REDI-LINK, SAFE-TAINER, SARAN, SARANEX, SENTRY, SHAC, SI-LINK, SILK, SPECFLEX, SPECTRIM, STRANDFOAM, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SYMMATRIX, SYNALOX, SYNERGY, SYNTEGRA, TERGITOL, TILE BOND, TRENCHCOAT, TRITON, TRYMER, TUFLIN, TYRIL, TYRIN, UCAR, UCARHIDE, UCARKLEAN, UCARSOL, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL, VERSENE, VERSIFY, VORACOR, VORACTIV, VORALAST, VORALUX, VORANATE, VORANOL, VORASTAR, WALOCEL, WEATHERMATE

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report:  CLINCHER, DELEGATE, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, SENTRICON, SIMPLICITY, STARANE, TELONE, TORDON, TRACER NATURALYTE, VIKANE, WIDESTRIKE

The following trademark of Dow Corning Corporation appears in this report:  SYLTHERM

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

Date: April 29, 2008

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