Form 10-Q
period 2008-06-30
DOW CHEMICAL CO /DE/
filed 2008-07-29
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Class	Outstanding at June 30, 2008
Common Stock, par value $2.50 per share	924,967,681 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions, except per share amounts (Unaudited)	2008	2007	2008	2007
Net Sales	$16,380	$13,265	$31,204	$25,697
Cost of sales	14,643	11,398	27,551	22,003
Research and development expenses	335	320	666	622
Selling, general and administrative expenses	515	477	1,013	895
Amortization of intangibles	25	18	47	29
Restructuring credit	—	4	—	4
Equity in earnings of nonconsolidated affiliates	251	258	525	532
Sundry income - net	37	123	83	192
Interest income	25	33	49	73
Interest expense and amortization of debt discount	151	129	296	275
Income before Income Taxes and Minority Interests	1,024	1,341	2,288	2,674
Provision for income taxes	243	277	542	612
Minority interests’ share in income	19	25	43	50
Net Income Available for Common Stockholders	$762	$1,039	$1,703	$2,012
Share Data
Earnings per common share - basic	$0.82	$1.09	$1.82	$2.10
Earnings per common share - diluted	$0.81	$1.07	$1.80	$2.07
Common stock dividends declared per share of common stock	$0.42	$0.42	$0.84	$0.795
Weighted-average common shares outstanding - basic	929.8	954.8	936.0	959.0
Weighted-average common shares outstanding - diluted	939.4	968.0	945.5	971.7
Depreciation	$497	$474	$992	$940
Capital Expenditures	$597	$462	$956	$792

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	June 30,	Dec. 31,
In millions (Unaudited)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$2,111	$1,736
Marketable securities and interest-bearing deposits	2	1
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2008: $128; 2007: $118)	7,133	5,944
Other	4,223	3,740
Inventories	7,690	6,885
Deferred income tax assets - current	172	348
Total current assets	21,331	18,654
Investments
Investment in nonconsolidated affiliates	3,242	3,089
Other investments	2,393	2,489
Noncurrent receivables	373	385
Total investments	6,008	5,963
Property
Property	49,273	47,708
Less accumulated depreciation	34,649	33,320
Net property	14,624	14,388
Other Assets
Goodwill	3,617	3,572
Other intangible assets (net of accumulated amortization - 2008: $776; 2007: $721)	794	781
Deferred income tax assets - noncurrent	2,283	2,126
Asbestos-related insurance receivables - noncurrent	681	696
Deferred charges and other assets	2,815	2,621
Total other assets	10,190	9,796
Total Assets	$52,153	$48,801

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$2,225	$1,548
Long-term debt due within one year	1,051	586
Accounts payable:
Trade	5,493	4,555
Other	2,344	1,981
Income taxes payable	494	728
Deferred income tax liabilities - current	132	117
Dividends payable	411	418
Accrued and other current liabilities	2,237	2,512
Total current liabilities	14,387	12,445
Long-Term Debt	8,116	7,581
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	899	854
Pension and other postretirement benefits - noncurrent	3,109	3,014
Asbestos-related liabilities - noncurrent	925	1,001
Other noncurrent obligations	3,347	3,103
Total other noncurrent liabilities	8,280	7,972
Minority Interest in Subsidiaries	237	414
Preferred Securities of Subsidiaries	1,000	1,000
Stockholders’ Equity
Common stock	2,453	2,453
Additional paid-in capital	804	902
Retained earnings	18,919	18,004
Accumulated other comprehensive income (loss)	374	(170)
Treasury stock at cost	(2,417)	(1,800)
Net stockholders’ equity	20,133	19,389
Total Liabilities and Stockholders’ Equity	$52,153	$48,801

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
In millions (Unaudited)	2008	2007
Operating Activities
Net Income Available for Common Stockholders	$1,703	$2,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,143	1,041
Provision for deferred income tax	137	154
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	89	(56)
Minority interests’ share in income	43	50
Pension contributions	(79)	(75)
Net gain on sale of consolidated companies	(26)	—
Net gain on sales of investments	(26)	(70)
Net gain on sales of property and businesses	(28)	(43)
Other net gain	(18)	(87)
Restructuring credit	—	(4)
Excess tax benefits from share-based payment arrangements	(2)	(13)
Changes in assets and liabilities:
Accounts and notes receivable	(1,489)	(991)
Inventories	(847)	(348)
Accounts payable	1,169	338
Other assets and liabilities	(353)	54
Cash provided by operating activities	1,416	1,962
Investing Activities
Capital expenditures	(956)	(792)
Proceeds from sales of property, businesses and consolidated companies	149	69
Purchase of previously leased assets	(63)	(12)
Investments in consolidated companies	(231)	(742)
Investments in nonconsolidated affiliates	(116)	(15)
Distributions from nonconsolidated affiliates	4	5
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	30
Purchases of investments	(511)	(839)
Proceeds from sales and maturities of investments	500	851
Cash used in investing activities	(1,224)	(1,445)
Financing Activities
Changes in short-term notes payable	738	25
Payments on long-term debt	(80)	(2)
Proceeds from issuance of long-term debt	981	13
Purchases of treasury stock	(804)	(855)
Proceeds from sales of common stock	53	245
Excess tax benefits from share-based payment arrangements	2	13
Distributions to minority interests	(24)	(25)
Dividends paid to stockholders	(786)	(717)
Cash provided by (used in) financing activities	80	(1,303)
Effect of Exchange Rate Changes on Cash	103	5
Summary
Increase (decrease) in cash and cash equivalents	375	(781)
Cash and cash equivalents at beginning of year	1,736	2,757
Cash and cash equivalents at end of period	$2,111	$1,976

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions (Unaudited)	2008	2007	2008	2007
Net Income Available for Common Stockholders	$762	$1,039	$1,703	$2,012
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	(55)	16	(84)	9
Translation adjustments	(33)	60	540	134
Adjustments to pension and other postretirement benefit plans	3	38	17	76
Net gains (losses) on cash flow hedging derivative instruments	44	(12)	71	30
Total other comprehensive income (loss)	(41)	102	544	249
Comprehensive Income	$721	$1,141	$2,247	$2,261

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART I – FINANCIAL INFORMATION, Item 1. Financial Statements.
(Unaudited)	Notes to the Consolidated Financial Statements

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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the portion of SFAS No. 157 that was not delayed, and since the Company’s existing fair value measurements are consistent with the guidance of the Statement, the partial adoption of the Statement did not have a material impact on the Company’s consolidated financial statements. The Company uses a December 31 measurement date for its pension and other postretirement plans; therefore, the Company is still evaluating the impact of adopting the Statement for its plan assets. The adoption of the deferred portion of the Statement on January 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements. See Note F for expanded disclosures about fair value measurements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008 which is January 1, 2009 for the Company. The Company is currently evaluating the additional disclosures required by the Statement.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The FSP, which is effective January 1, 2009 for the Company, is to be applied retrospectively to all past periods presented. The Company has not issued convertible debt securities; therefore, the FSP is not anticipated to have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company does not have share-based payment awards that contain rights to nonforfeitable dividends, thus this FSP will have no impact on the Company’s consolidated financial statements.

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

The severance component of the 2007 restructuring charges of $86 million was for the separation of approximately 978 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At June 30, 2008, severance of approximately $21 million had been paid to 214 employees and a liability of $67 million remained for approximately 764 employees.

The following table summarizes 2008 activities related to the Company’s 2007 restructuring reserve:

2008 Activities Related to 2007 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2007	$79	$85	$164
Cash payments	(2)	(7)	(9)
Foreign currency impact	3	2	5
Reserve balance at March 31, 2008	$80	$80	$160
Cash payments	(1)	(13)	(14)
Reserve balance at June 30, 2008	$79	$67	$146

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

The severance component of the 2006 restructuring charges of $73 million was for the separation of approximately 810 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. As of June 30, 2008, severance of $40 million had been paid to 494 employees, and a liability of $27 million remained for approximately 277 employees.

The following table summarizes 2008 activities related to the Company’s 2006 restructuring reserve:

2008 Activities Related to 2006 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2007	$135	$39	$174
Adjustment to reserve	(5)	—	(5)
Cash payments	(1)	(8)	(9)
Foreign currency impact	1	—	1
Reserve balance at March 31,2008	$130	$31	$161
Cash Payments	(5)	(3)	(8)
Foreign currency impact	2	(1)	1
Reserve balance at June 30, 2008	$127	$27	$154

NOTE D – INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	June 30, 2008	Dec. 31, 2007
Finished goods	$4,392	$4,085
Work in process	1,745	1,595
Raw materials	838	566
Supplies	715	639
Total inventories	$7,690	$6,885

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $2,016 million at June 30, 2008 and $1,511 million at December 31, 2007.

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total
Balance at December 31, 2007	$1,034	$995	$1,380	$100	$63	$3,572
Goodwill related to 2008 acquisitions of:
Additional 51% interest in Pacific Plastics Thailand Limited	7	—	—	—	—	7
Texas Triumph Seed Co., Inc.	—	—	10	—	—	10
Adjustments to goodwill related to 2007 acquisitions of:
Wolff Walsrode	—	6	—	—	—	6
Hyperlast Limited	11	—	—	—	—	11
GNS Technologies, LLC	2	—	—	—	—	2
Poly-Carb Inc.	(2)	—	—	—	—	(2)
UPPC AG	11	—	—	—	—	11
Balance at June 30, 2008	$1,063	$1,001	$1,390	$100	$63	$3,617

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2008			At December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
In millions	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$309	$(179)	$130	$302	$(165)	$137
Patents	140	(104)	36	145	(104)	41
Software	645	(344)	301	575	(318)	257
Trademarks	180	(58)	122	173	(51)	122
Other	296	(91)	205	307	(83)	224
Total	$1,570	$(776)	$794	$1,502	$(721)	$781

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Other intangible assets, excluding software	$25	$18	$47	$29
Software, included in “Cost of sales”	$11	$11	$22	$21

Total estimated amortization expense for 2008 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2008	$133
2009	$124
2010	$121
2011	$110
2012	$103
2013	$69

NOTE F – FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements		Quoted Prices	Significant
In millions	At June 30, 2008	in Active Markets for Identical Items (Level 1)	Other Observable Inputs (Level 2)
Assets at fair value:
Equity securities (1)	$472	$436	$36
Debt securities (1)	1,512	—	1,512
Derivatives relating to:
Foreign currency	102	—	102
Commodities	228	—	228
Total assets at fair value	$2,314	$436	$1,878
Liabilities at fair value:
Derivatives relating to:
Foreign currency	$(40)	—	$(40)
Interest rates	(13)	—	(13)
Commodities	(79)	—	(79)
Total liabilities at fair value	$(132)	—	$(132)

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

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At June 30, 2008, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2008, the Company had accrued obligations of $308 million for environmental remediation and restoration costs, including $25 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2007, the Company had accrued obligations of $322 million for environmental remediation and restoration costs, including $28 million for the remediation of Superfund sites.

Midland Site Environmental Matters

On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for the City of Midland and the Tittabawassee River and floodplain for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. The Company was required to submit a Scope of Work for the investigation of the Saginaw River and Saginaw Bay by August 11, 2007. The Company submitted the Scope of Work for the Saginaw River and Saginaw Bay on July 13, 2007. The Company received a Notice of Deficiency dated August 29, 2007, from the MDEQ with respect to the Scope of Work for the Saginaw River and Saginaw Bay. The Company submitted a revised Scope of Work for the Saginaw River and Saginaw Bay to the MDEQ on October 15, 2007. On February 1, 2008, the Company received an approval with modification for the Saginaw River and Saginaw Bay Scope of Work. The Company appealed the MDEQ’s approval with modification action in Midland Circuit Court on February 21, 2008 and then by filing a Contest Case Petition with the Michigan Office of Administrative Hearings and Rules on March 28, 2008. Following subsequent discussions between the Company and the MDEQ, a Remedial Investigation Work Plan along with a revised Scope of Work for the Saginaw River was submitted to the MDEQ on June 10, 2008.

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

Remedial Investigation Work Plans

The Company submitted Remedial Investigation Work Plans for the City of Midland and for the Tittabawassee River on December 29, 2005. By letters dated March 2, 2006 and April 13, 2006, the MDEQ provided two Notices of Deficiency (“Notices”) to the Company regarding the Remedial Investigation Work Plans. The Company responded, as required, to some of the items in the Notices on May 1, 2006, and as required responded to the balance of the items and submitted revised Remedial Investigation Work Plans on December 1, 2006. In response to subsequent discussions with the MDEQ, the Company submitted further revised Remedial Investigation Work Plans on September 17, 2007, for the Tittabawassee River and on October 15, 2007, for the City of Midland. On June 10, 2008, the Company submitted revised Human Health Risk Assessment and Ecological Risk Assessment Work Plans for the Tittabawassee River in addition to a Work Plan for the collection of fish for analysis in support of the Human Health Risk Assessment Work Plan. Also on June 10, 2008, the Company submitted the Remedial Investigation Work Plan for the Saginaw River and the Saginaw Bay.

Studies Conducted

On July 12, 2006, the MDEQ approved the sampling for the first six miles of the Tittabawassee River. On December 1, 2006, the MDEQ approved the Sampling and Analysis Plan in Support of Bioavailability Study for Midland (the “Plan”). The results of the Plan were provided to the MDEQ on March 22, 2007. On May 3, 2007, the MDEQ approved the GeoMorph® Pilot Site Characterization Report for the first six miles and approved this approach for the balance of the Tittabawassee River with some qualifications. On July 12, 2007, the MDEQ approved, with qualifications, the sampling for the next 11 miles of the Tittabawassee River. On March 3, 2008 the Company submitted to the MDEQ the Tittabawassee River Site Characterization Report that incorporated the data obtained from the 2006 and 2007 field investigations. On June 30, 2008, the Company submitted the Lower Tittabawassee River Sampling and Analysis Plan to the MDEQ.

Interim Remedial Actions

The Company has been working with the MDEQ to implement Interim Response Activities and Pilot Corrective Action Plans in specific areas in and along the Tittabawassee River, where elevated levels of dioxins and furans were found during the investigation of the first six miles of the river.

Removal Actions

On June 27, 2007, the U.S. Environmental Protection Agency (“EPA”) sent a letter to the Company demanding that the Company enter into consent orders under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for three areas identified during investigation of the first six miles of the Tittabawassee River as areas for interim remedial actions under MDEQ oversight. The EPA sought a commitment that the Company immediately engage in remedial actions to remove soils and sediments. Three removal orders were negotiated and were signed on July 12, 2007, and the soil and sediment removal work required by these orders has been completed. On November 15, 2007, the Company and the EPA entered into a CERCLA removal order requiring the Company to remove sediment in the Saginaw River where elevated concentrations were identified during investigative work conducted on the Saginaw River. The sediment removal work was completed in December 2007. On July 11, 2008, the Company and the EPA entered into a removal order under which the Company is required to remove soil, pave a road and driveways, and clean homes along a strip of land approximately 150 feet by 1,000 feet along the lower part of the Tittabawassee River.

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

At the end of 2007, the Company had an accrual for off-site corrective action of $5 million (included in the total accrued obligation of $322 million at December 31, 2007) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At June 30, 2008, the accrual for off-site corrective action was less than $1 million (included in the total accrued obligation of $308 million at June 30, 2008).

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

Based on Union Carbide’s review of 2008 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2008. Union Carbide’s asbestos-related liability for pending and future claims was $1.0 billion at June 30, 2008. Approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2008, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $465 million at June 30, 2008 and $467 million at December 31, 2007. At June 30, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

	June 30,	Dec. 31,
In millions	2008	2007
Receivables for defense costs	$16	$18
Receivables for resolution costs	222	253
Total	$238	$271

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $2 million in the second quarter of 2008 ($25 million in the second quarter of 2007) and $16 million in the first six months of 2008 ($42 million in the first six months of 2007), and was reflected in “Cost of sales.”

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

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $77 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless the outcome of the appeals, will not have a material adverse impact on the Company’s consolidated financial statements.

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

In addition, in January 2008, the Company entered into a new 11-year contract for the purchase of ethylene-related products beginning in 2010. At June 30, 2008, the fixed and determinable portion of the take-or-pay commitment associated with this new contract was $57 million in 2010, $114 million in 2011, $114 million in 2012 and $912 million in 2013 and beyond. In June 2008, the Company entered into a new 20-year contract for the purchase of power and steam beginning in 2011. At June 30, 2008, the fixed and determinable portion of the take-or-pay commitment associated with this new contract was $23 million in 2011, $69 million in 2012 and $1,460 million in 2013 and beyond.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2008	Final	Maximum Future	Recorded
In millions	Expiration	Payments	Liability
Guarantees	2014	$303	$16
Residual value guarantees	2015	990	4
Total guarantees		$1,293	$20

Guarantees at December 31, 2007	Final	Maximum Future	Recorded
In millions	Expiration	Payments	Liability
Guarantees	2014	$354	$22
Residual value guarantees	2015	1,035	5
Total guarantees		$1,389	$27

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $113 million at June 30, 2008 and $116 million at December 31, 2007. The discount rate used to calculate the Company’s asset retirement obligation was 5.08 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE H – LONG-TERM DEBT

On May 1, 2008, the Company issued $800 million in unsecured notes with a coupon rate of 5.70 percent, semi-annual interest payments due every May and November, and the principal amount due at maturity on May 15, 2018. In the second quarter of 2008, the Company also issued $116 million in medium-term notes with varying maturities in 2013 and 2015 and at various interest rates averaging 5.07 percent. In addition, $75 million in industrial revenue bonds with a final maturity of May 1, 2038 and an initial interest rate of 5.90 percent were issued in the second quarter of 2008.

The Company’s public debt has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation or sell or convey all or substantially all of the Company’s assets. Failure of the Company to comply with any of the covenants could result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. At June 30, 2008, the Company was in compliance with all of the covenants referred to above.

Annual Installments on Long-Term Debt
for Next Five Years at June 30, 2008

In millions
2008	$508
2009	$775
2010	$1,108
2011	$1,589
2012	$1,005
2013	$304

NOTE I – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Defined Benefit Pension Plans:
Service cost	$68	$72	$135	$143
Interest cost	243	217	484	434
Expected return on plan assets	(311)	(292)	(621)	(583)
Amortization of prior service cost	8	6	16	12
Amortization of net loss	12	50	23	99
Termination benefits/curtailment costs	—	—	—	1
Net periodic benefit cost	$20	$53	$37	$106

Other Postretirement Benefits:
Service cost	$5	$5	$9	$10
Interest cost	29	29	59	57
Expected return on plan assets	(7)	(9)	(14)	(18)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of net loss	—	1	—	2
Net periodic benefit cost	$26	$25	$52	$49

NOTE J – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plans (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan. Most of the Company’s stock-based compensation awards are granted in the first quarter of each year. Details for awards granted in the first quarter of 2008 are included in the following paragraphs. There was minimal grant activity in the second quarter of 2008. During the second quarter of 2008, the Company settled 0.9 million shares of performance deferred stock for $35 million in cash.

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

Total unrecognized compensation cost at March 31, 2008, including unrecognized cost related to the first quarter of 2008 activity, is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2008

In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period
ESPP purchase rights	$16	4.5 months
Unvested stock options	$101	0.81 year
Deferred stock awards	$156	1.19 years
Performance deferred stock awards	$74	0.78 year

NOTE K – EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$762	$762	$1,039	$1,039
Weighted-average common shares outstanding	929.8	929.8	954.8	954.8
Add dilutive effect of stock options and awards	—	9.6	—	13.2
Weighted-average common shares for EPS calculations	929.8	939.4	954.8	968.0
Earnings per common share	$0.82	$0.81	$1.09	$1.07
Stock options and deferred stock awards excluded from EPS calculations (1)		34.3		13.3

Earnings Per Share Calculations	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$1,703	$1,703	$2,012	$2,012
Weighted-average common shares outstanding	936.0	936.0	959.0	959.0
Add dilutive effect of stock options and awards	—	9.5	—	12.7
Weighted-average common shares for EPS calculations	936.0	945.5	959.0	971.7
Earnings per common share	$1.82	$1.80	$2.10	$2.07
Stock options and deferred stock awards excluded from EPS calculations (1)		34.2		17.7

(1)         Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE L – LIMITED PARTNERSHIP

During the second quarter of 2008, the minority outside investor in Chemtech II, a limited partnership, presented the Company with a liquidation notice, resulting in Dow’s election to purchase the outside investor’s share in the partnership for $200 million. The purchase transaction was completed in the second quarter of 2008. Prior to the liquidation, the outside investor’s limited partner interest was included in “Minority Interest in Subsidiaries” in the consolidated balance sheets.

NOTE M – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

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

•                 Products: AFFINITY™ polyolefin plastomers; AMPLIFY™ functional polymers; BETABRACE™ reinforcing composites; BETADAMP™ acoustical damping systems; BETAFOAM™ NVH and structural foams; BETAGUARD™ sealants; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; CALIBRE™ polycarbonate resins; DOW™ polyethylene resins; DOW™ polypropylene resins and automotive components made with DOW™ polypropylene; IMPAXX™ energy management foam; INSPIRE™ performance polymers; INTEGRAL™ adhesive film; ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; PAPI™ polymeric MDI; PELLETHANE™ thermoplastic polyurethane elastomers; Premium brake fluids and lubricants; PULSE™ engineering resins; SPECFLEX™ semi-flexible polyurethane foam systems; SPECTRIM™ reaction moldable polymers; VERSIFY™ plastomers and elastomers; VORANATE™ specialty isocyanates; VORANOL™ polyether polyols

Dow Building Solutions manufactures and markets an extensive line of insulation, weather barrier, and oriented composite building solutions and adhesives. The business is the recognized leader in extruded polystyrene (XPS) insulation, known industry-wide by its distinctive Blue color and the Dow STYROFOAM™ brand for more than 60 years.

•                 Products: FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; SARAN™ vapor retarder film and tape; STYROFOAM™ brand insulation products (including XPS and polyisocyanurate rigid foam sheathing products); SYMMATRIX™ oriented composites; TILE BOND™ roof tile adhesive; TRYMER™ polyisocyanurate foam pipe insulation; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Epoxy is a leading global producer of epoxy resins, intermediates and specialty resins and epoxy systems for a wide range of industries and applications such as coatings, electrical laminates, civil engineering, wind energy, adhesives and composites. With plants strategically located across four continents, the business is focused on providing customers around the world with differentiated solution-based epoxy products and innovative technologies and services.

•                Products: AIRSTONE™ Systems for Wind Energy; D.E.H.™ epoxy curing agents or hardeners; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy intermediates (Acetone, Allyl chloride, Bisphenol A, Epichlorohydrin, OPTIM™ synthetic glycerine and Phenol); Specialty acrylic monomers (Glycidyl methacrylate); UCAR™ solution vinyl resins

The Polyurethanes and Polyurethane Systems business is a leading global producer of polyurethane raw materials and polyurethane systems. Differentiated by its ability to globally supply a high-quality, consistent and complete product range, this business emphasizes both existing and new business developments while facilitating customer success with a global market and technology network.

•                 Products: ENFORCER™ Technology and ENHANCER™ Technology for polyurethane carpet and turf backing; ISONATE™ MDI; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; SPECFLEX™ copolymer polyols; SYNTEGRA™ waterborne polyurethane dispersions; VORACOR™, VORALAST™, VORALUX™ and VORASTAR™ polyurethane systems; VORANATE™ isocyanate; VORANOL™ and VORANOL™ VORACTIV™ polyether and copolymer polyols

Specialty Plastics and Elastomers includes a broad range of engineering plastics and compounds, performance elastomers and plastomers, monomers, specialty copolymers, synthetic rubber, polyvinylidene chloride resins and films (PVDC), and specialty film substrates. Key applications include automotive, adhesives, civil construction, wire and cable, building and construction, consumer electronics and appliances, food and specialty packaging, textiles, and footwear.

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

METHOCEL™ cellulose ethers; OMEXELL™ ultrafiltration; OMEXELL™ electrodeionization; Pfnex Expression Technology™; POLYOX™ water-soluble resins; Quaternaries; SILK™ semiconductor dielectric resins; WALOCEL™ cellulose polymers

The Dow Latex business is a major global supplier of latexes, for a wide range of industries and applications. It provides the broadest line of styrene-butadiene (S/B) products supporting customers in paper and paperboard (for magazines, catalogues and food packaging) applications, and the carpet and floor covering industry. UCAR Emulsion Systems (UES) manufactures and sells acrylic, vinyl-acrylic, vinyl acetate ethylene (VAE), and S/B and styrene-acrylic latexes and NEOCAR™ branched vinyl ester latexes for use in the architectural and industrial coatings, adhesives, construction products such as caulks and sealants, textile, and traffic paint. It also offers the broadest product range in the dispersion area and produces and markets UCAR™ POLYPHOBE™ rheology modifiers.

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

•                 Products: AGROMEN™ seeds; CLINCHER™ herbicide; DELEGATE™ insecticide; DITHANE™ fungicide; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide; HERCULEX™ I, HERCULEX™RW and HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ brand cottonseeds; PROFUME™ gas fumigant; SENTRICON™ termite colony elimination system;

SIMPLICITY™ herbicide; STARANE™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; TRIUMPH™ seeds; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

BASIC PLASTICS

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2008 and 2007 were immaterial and eliminated in consolidation.

Operating Segments	Three Months Ended		Six Months Ended
In millions	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales by operating segment
Performance Plastics	$4,418	$3,742	$8,381	$7,271
Performance Chemicals	2,476	2,071	4,799	4,073
Agricultural Sciences	1,360	1,091	2,674	2,127
Basic Plastics	3,780	3,180	7,272	6,074
Basic Chemicals	1,642	1,455	3,201	2,726
Hydrocarbons and Energy	2,618	1,623	4,783	3,235
Unallocated and Other	86	103	94	191
Total	$16,380	$13,265	$31,204	$25,697
EBIT(1) by operating segment
Performance Plastics	$268	$382	$597	$823
Performance Chemicals	290	294	561	606
Agricultural Sciences	335	208	666	490
Basic Plastics	388	529	815	1,056
Basic Chemicals	29	165	188	299
Hydrocarbons and Energy	—	(1)	—	(1)
Unallocated and Other	(160)	(140)	(292)	(397)
Total	$1,150	$1,437	$2,535	$2,876
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBIT)
Performance Plastics	$12	$14	$30	$40
Performance Chemicals	119	104	214	209
Agricultural Sciences	1	—	2	—
Basic Plastics	33	48	75	102
Basic Chemicals	71	80	168	155
Hydrocarbons and Energy	16	12	38	27
Unallocated and Other	(1)	—	(2)	(1)
Total	$251	$258	$525	$532

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

	Three Months Ended		Six Months Ended
In millions	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
EBIT	$1,150	$1,437	$2,535	$2,876
+ Interest income	25	33	49	73
- Interest expense and amortization of debt discount	151	129	296	275
- Provision for income taxes	243	277	542	612
- Minority interests’ share in income	19	25	43	50
Net Income Available for Common Stockholders	$762	$1,039	$1,703	$2,012

Geographic Areas	Three Months Ended		Six Months Ended
In millions	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales by geographic area
United States	$5,232	$4,804	$9,890	$8,913
Europe	6,347	4,674	12,205	9,475
Rest of World	4,801	3,787	9,109	7,309
Total	$16,380	$13,265	$31,204	$25,697

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

OVERVIEW

•                 The Company reported sales in the second quarter of 2008 of $16.4 billion, up 23 percent from $13.3 billion in the second quarter of 2007, setting another new quarterly sales record.

•                 Purchased feedstock and energy costs, which account for approximately half of Dow’s total costs, increased 42 percent or $2.4 billion compared with the second quarter of 2007, the largest year-over-year increase in quarterly costs in the Company’s history, and almost equal to the increase of all of last year.

•                 The results for the second quarter of 2008 demonstrated, once again, the value of the Company’s balanced portfolio, as demand weakness in North America was more than offset by growth in the rest of the world, and as improvement in volume in the Performance segments (Performance Plastics, Performance Chemicals and Agricultural Sciences), as well as Hydrocarbons and Energy, mitigated volume declines in the Basic Plastics and Basic Chemicals segments.

•                 Operating expenses rose during the second quarter of 2008, reflecting the impact of recent acquisitions, as well as increased investment in research and development and selling expenses in the Performance businesses, as Dow continued the disciplined implementation of its growth strategy.

•                 Equity earnings were $251 million in the second quarter of 2008, the sixth consecutive quarter in which equity earnings have exceeded $250 million.

•                 Capital spending was $597 million in the second quarter of 2008, on track with the full-year target of $2.2 billion; debt as a percent of total capitalization increased 3 percentage points from year-end 2007; and the Company continued to purchase shares under its share repurchase program.

•                 On July 10, 2008, Dow and the Rohm and Haas Company announced a definitive agreement under which the Company will acquire the Rohm and Haas Company, with expected completion in early 2009.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	$16,380	$13,265	$31,204	$25,697

Cost of sales	$14,643	$11,398	$27,551	$22,003
Percent of net sales	89.4%	85.9%	88.3%	85.6%

Research and development, and selling, general and administrative expenses	$850	$797	$1,679	$1,517
Percent of net sales	5.2%	6.0%	5.4%	5.9%

Effective tax rate	23.7%	20.7%	23.7%	22.9%

Net income available for common stockholders	$762	$1,039	$1,703	$2,012

Earnings per common share – basic	$0.82	$1.09	$1.82	$2.10
Earnings per common share – diluted	$0.81	$1.07	$1.80	$2.07

Operating rate percentage	83%	86%	84%	87%

RESULTS OF OPERATIONS

Net sales for the second quarter of 2008 were $16.4 billion, up 23 percent from $13.3 billion in the second quarter of last year. Compared with the same quarter of 2007, prices rose 18 percent, driven by continuing increases in feedstock and energy costs, and volume increased 5 percent. Double-digit price increases were reported in all operating segments as the Company focused on restoring margins through price increases, led by a 42 percent increase in Hydrocarbons and Energy, a 22 percent increase in Basic Plastics and a 20 percent increase in Basic Chemicals. Prices were also up in the Performance segments with a 14 percent increase in Performance Chemicals, a 12 percent increase in Agricultural Sciences and an 11 percent increase in Performance Plastics. From a geographic standpoint, double-digit price increases were reported in all geographic areas. Prices were up 25 percent in Europe (where currency accounted for approximately one half of the increase), 16 percent in North America, 20 percent in Latin America, 18 percent in the India, Middle East and Africa (“IMEA”) region and 12 percent in Asia Pacific. Compared with the second quarter of last year, the change in volume by operating segment was mixed, with increases in Hydrocarbons and Energy of 19 percent, Agricultural Sciences of 13 percent, Performance Plastics of 7 percent and Performance Chemicals of 6 percent. The Basic segments declined with Basic Plastics down 3 percent and Basic Chemicals down 7 percent. By geographic area, volume growth in IMEA, Asia Pacific, Europe and Latin America more than offset a decline in North America which was down due to continued weakness in the residential construction and automotive industries as well as plant closures and divestitures.

Net sales for the first six months of 2008 were $31.2 billion, up 21 percent from $25.7 billion in the same period last year. Compared with the first half of 2007, prices were up 18 percent and volume increased 3 percent. Prices increased by double-digits across all operating segments with the largest increases in the Basic segments. Strong volume growth in Agricultural Sciences (up 13 percent) and Hydrocarbons and Energy (up 10 percent) and solid volume growth in Performance Chemicals (up 6 percent) and Performance Plastics (up 5 percent), more than offset volume declines in Basic Plastics (down 3 percent) and Basic Chemicals (down 6 percent). For additional details regarding the change in net sales, see the Sales Volume and Price table at the end of the section entitled “Segment Results.”

Gross margin was $1,737 million for the second quarter of 2008, down from $1,867 million in the second quarter of last year. Gross margin declined as higher selling prices and improved volume did not fully offset significantly higher hydrocarbon and energy (“H&E”) costs (up approximately $2.4 billion or 42 percent), the unfavorable impact of currency on costs, higher costs for other raw materials and increased freight costs. Year to date, gross margin was $3,653 million, compared with $3,694 million in the first six months of 2007.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 83 percent in the second quarter of 2008, down from 86 percent in the second quarter of 2007. For the first half of 2008, Dow’s global plant operating rate was 84 percent, down from 87 percent in the same period of 2007. The Company’s operating rate for the second quarter of 2008 reflected the impact of planned maintenance turnarounds, unplanned outages and the intentional temporary idling of facilities.

Personnel count was 46,008 at June 30, 2008, up from 45,856 at December 31, 2007 and 45,073 at June 30, 2007. Headcount increased from year-end 2007 due the addition of temporary summer and seasonal employees, offset by the divestiture of two small companies. The addition of research and development employees in India and China in support of the Company’s growth initiatives increased headcount in the second half of 2007.

Operating expenses (research and development, and selling, general and administrative expenses) totaled $850 million in the second quarter of 2008, up $53 million (7 percent) from $797 million in the second quarter of last year. Compared with last year, research and development (“R&D”) expenses increased $15 million, and selling, general and administrative (“SG&A”) expenses increased $38 million. For the first half of 2008, operating expenses totaled $1,679 million, up $162 million (11 percent) from $1,517 million in the first half of 2007. The increase in operating expenses was primarily related to planned spending for growth initiatives in the Performance businesses and operating expenses for new acquisitions.

Amortization of intangibles was $25 million in the second quarter of 2008, up from $18 million in the second quarter of last year, with the increase due to 2007 acquisitions. For the first half of 2008, amortization of intangibles was $47 million, compared with $29 million for the same period last year. See Note E to the Consolidated Financial Statements for additional information on intangible assets.

Dow’s share of the earnings of nonconsolidated affiliates was $251 million in the second quarter of 2008, down slightly from $258 million in the second quarter of last year. Compared with the same quarter of last year, earnings improved at EQUATE Petrochemical Company K.S.C. (“EQUATE”) and the OPTIMAL Group of Companies (“OPTIMAL”). Results from Equipolymers B.V. (“Equipolymers”), MEGlobal and Siam Polyethylene Company Limited (“Siam Polyethylene”) were lower compared with the second quarter of last year. For the first six months of 2008, Dow’s share of the earnings of nonconsolidated affiliates was $525 million, down slightly from $532 million for the same period last year. Compared with last year, earnings improved at EQUATE, OPTIMAL and MEGlobal. Results were lower for Equipolymers and Siam Polyethylene. Results for the second quarter of 2008 included Dow’s share of the earnings of Americas Styrenics LLC, a polystyrene joint venture between Dow and Chevron Phillips Chemical with assets in North America and Latin America, which began operations in the second quarter of 2008.

On December 13, 2007, the Company and Petrochemical Industries Company (“PIC”) of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 joint venture that will be a market-leading, global petrochemicals company. The joint venture, K-Dow Petrochemicals (“KDP”), to be headquartered in southeast Michigan in the United States, will manufacture and market polyethylene, ethyleneamines, ethanolamines, polypropylene, and polycarbonate. The joint venture is expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide. The transaction is subject to the completion of definitive agreements, customary conditions and regulatory approvals, and is anticipated to close in late 2008.

Sundry income – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income – net for the second quarter of 2008 was $37 million, compared with $123 million in the same quarter of 2007, and reflected a decrease in gains on the sale of assets and a decrease in foreign exchange gains. Year to date, sundry income – net was $83 million, compared with $192 million in the first half of 2007.

Net interest expense (interest expense less capitalized interest and interest income) was $126 million in the second quarter of 2008, compared with $96 million in the second quarter of last year. Year to date, net interest expense was $247 million, versus $202 million in the first six months of 2007. Compared with last year, year-to-date interest income was down $24 million principally due to lower levels of cash and cash equivalents, while year-to-date interest expense increased $21 million primarily due to newly issued debt.

The effective tax rate for the second quarter of 2008 was 23.7 percent, versus 20.7 percent for the second quarter of 2007. The effective tax rate for the first six months of 2008 was 23.7 percent, compared with 22.9 percent for the same period last year. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available.

Net income available for common stockholders was $762 million or $0.81 per share for the second quarter of 2008, compared with $1,039 million or $1.07 per share for the second quarter of 2007. Net income for the first six months of 2008 was $1,703 million or $1.80 per share, compared with $2,012 million or $2.07 per share for the same period of 2007.

On July 10, 2008, the Company and the Rohm and Haas Company (“Rohm and Haas”) announced a definitive agreement, under which the Company will acquire all outstanding shares of Rohm and Haas common stock for $78 per share in cash. The acquisition of Rohm and Haas will make the Company the world’s leading specialty chemicals and advanced materials company, combining the two organizations’ best-in-class technologies, broad geographic reach and strong industry channels to create a business portfolio with significant growth opportunities.

Financing for the transaction will include equity investments by Berkshire Hathaway Inc. and the Kuwait Investment Authority in the form of convertible preferred stock for $3 billion and $1 billion, respectively. In addition, debt financing of $13 billion has been committed by Citi, Merrill Lynch, Morgan Stanley and certain of their respective affiliates. These financing commitments are conditional upon the closing of the transaction and subject to other customary conditions.

The Company expects the transaction to be accretive to earnings in the second year following completion, with pretax annual cost synergies expected to be at least $800 million per year. Key areas of cost savings include increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead for shared services and governance. The Company also anticipates that the transaction will produce significant revenue synergies, through the application of each company’s innovative technologies and as a consequence of the combined businesses’ broader product portfolio in key industry segments with strong global growth rates.

The transaction, which has been unanimously approved by the Boards of Directors of both companies, remains subject to approval by Rohm and Haas shareholders, customary conditions and receipt of regulatory approvals. The companies are targeting completion of the transaction in early 2009.

SEGMENT RESULTS

The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Unallocated. See Note M to the Consolidated Financial Statements for a reconciliation of EBIT to “Net Income Available for Common Stockholders.”

PERFORMANCE PLASTICS

Performance Plastics sales were $4,418 million for the second quarter of 2008, up 18 percent from $3,742 million in the second quarter of 2007. Prices increased 11 percent, with currency accounting for approximately half of the increase, and volume improved 7 percent. The improvement in prices was widespread across the segment as businesses took action to mitigate the impact of increasing raw material costs. Volume improved due in part to a new marketing agreement with Nippon Unicar Company Limited (“NUC”) (a nonconsolidated affiliate), which was effective in the first quarter of 2008, as well as recent acquisitions. EBIT for the segment totaled $268 million in the second quarter, down from $382 million in the same period last year. EBIT declined as the benefit of higher prices and improved volume was more than offset by the impact of higher raw material prices, the unfavorable impact of currency on costs, higher freight costs and higher operating expenses.

Dow Automotive sales for the second quarter of 2008 were up 12 percent from one year ago, establishing a new quarterly record for the business during a challenging time for the industry. Prices improved 14 percent while volume declined 2 percent as continued weakness in North America more than offset volume gains in Europe and Latin America. EBIT for the business declined versus the second quarter of last year as the benefit of higher selling prices did not keep pace with the impact of higher raw material costs, the unfavorable impact of currency on costs, and spending associated with asset consolidation activities and product qualification trials.

Dow Building Solutions sales in the second quarter of 2008 improved 7 percent versus the same quarter last year as prices increased 6 percent due to the favorable impact of currency and volume improved 1 percent despite a decline in new housing starts in the United States to historical low levels. EBIT declined as the business struggled with soft industry conditions that limited the business’ ability to raise prices, coupled with higher raw material costs, the unfavorable impact of currency on costs and higher freight costs.

Dow Epoxy sales were up 17 percent from the second quarter of 2007 with a 12 percent increase in volume and a 5 percent improvement in prices due to the favorable impact of currency. Significant volume gains were realized across Europe, IMEA and North America, driven by solid demand for electrical laminate applications and volume growth from recent epoxy systems acquisitions that participate in wind energy and infrastructure applications. Additional industry capacity of epoxy intermediates limited the Company’s ability to raise prices. Despite the improvement in volume, the business posted lower EBIT in the second quarter of 2008 due to higher raw material costs and the limited ability to raise prices.

Polyurethanes and Polyurethane Systems sales improved 16 percent versus the same quarter last year with a 12 percent increase in prices and a 4 percent increase in volume. The improvement in prices was broad-based across all businesses and geographic areas in response to tight industry supply/demand conditions for toluene diisocyanate and sharply higher raw material costs which supported increased selling prices for propylene oxide / propylene glycol. Sales volume improved primarily in Polyurethane Systems due to the impact of recent acquisitions and growth in cold storage and pipeline applications. EBIT declined versus the second quarter of 2007 due to margin pressure from higher raw material costs, the unfavorable impact of currency on costs, an increase in freight costs and higher operating expenses (related to acquisitions), which were not fully mitigated by improved prices.

Specialty Plastics and Elastomers sales continued to grow, up 27 percent from the second quarter of 2007 with a 14 percent increase in prices and a 13 percent improvement in volume. Prices improved across all geographic areas as the business took action to offset the impact of higher raw material costs. Volume improved due to a new marketing agreement with NUC, which became effective in the first quarter of 2008. Excluding the impact of the NUC agreement, volume was flat, as the impact of weak housing and automotive industries in the United States overshadowed volume growth in Europe. Despite the improvement in sales, EBIT was down from the second quarter of 2007 due to higher raw material prices, an increase in freight costs, and the impact of plant turnarounds and unplanned outages during the quarter.

Technology Licensing and Catalyst sales for the second quarter were up 11 percent compared with the same period last year, driven by higher revenue from UNIPOL™ technology licensing. The increase in licensing revenue drove a solid improvement in EBIT for the business compared with the second quarter of 2007.

For the first half of 2008, Performance Plastics sales were $8,381 million, up 15 percent from $7,271 million in the first half of 2007. Prices were up 10 percent, with currency accounting for approximately half of the increase, while volume improved 5 percent. Volume improved primarily due to the new marketing agreement with NUC. Performance Plastics EBIT for the first six months of 2008 was $597 million, down from $823 million in the first half of 2007. The decline in EBIT was driven by higher raw material costs, the unfavorable impact of currency on cost, increased spending on business growth activities across the segment, increased freight costs and increased operating expenses.

PERFORMANCE CHEMICALS

Performance Chemicals sales were $2,476 million in the second quarter of 2008, up 20 percent from $2,071 million in the second quarter of 2007. Compared with the second quarter of 2007, volume increased 6 percent and prices increased 14 percent, with currency accounting for approximately one third of the increase. The increase in prices was broad-based, with increases reported in all geographic areas and across all major product groups. The increase in volume was principally due to the second quarter of 2007 acquisition of Wolff Walsrode. EBIT for the second quarter was $290 million, down slightly from $294 million in the second quarter of 2007, as the benefit of higher prices and increased equity earnings from OPTIMAL and Dow Corning Corporation was offset by the impact of higher raw material costs, the unfavorable impact of currency on costs, and higher operating expenses to support growth initiatives.

Designed Polymers sales for the second quarter of 2008 were up 46 percent from the second quarter of 2007, reflecting a 39 percent increase in volume and a 7 percent increase in prices. The improvement in volume was principally due to the second quarter of 2007 acquisition of Wolff Walsrode. Excluding sales from the acquisition, volume for the business was up 8 percent with strong sales for biocides, FILMTEC™ reverse osmosis membranes, acrolein derivatives and ANGUS Chemical products. In addition to the volume increase in Europe related to Wolff Walsrode, volume was strong across all other geographic areas, led by Latin America. Compared with the second quarter of last year, EBIT increased due to higher prices and strong volume growth that more than offset the unfavorable impact of currency on costs and integration costs associated with the acquisition of Wolff Walsrode.

Dow Latex sales for the quarter were up 8 percent compared with the second quarter of 2007, as a 4 percent decline in volume was offset by a 12 percent increase in prices. Latex prices were up in all geographic areas. Volume declined overall as sluggish demand for architectural coatings in North America driven by continued softness in the housing industry more than offset modest improvements in the other areas. Despite higher sales, EBIT for the second quarter of 2008 declined significantly from the same quarter last year due to rising raw material costs.

Specialty Chemicals sales were up 14 percent compared with the second quarter of 2007, as a 4 percent decline in volume was offset by an 18 percent increase in prices. Prices were higher in all geographic areas and across all major product groups driven by significant increases in raw material costs. Volume decreased due to raw material shortages and planned and unplanned plant outages at several of the Company’s U.S. manufacturing facilities. Despite higher prices and higher equity earnings from OPTIMAL, EBIT decreased due to higher raw material costs, the unfavorable impact of currency on costs and lower volume in the second quarter of this year.

Performance Chemicals sales were $4,799 million for the first six months of 2008, up 18 percent from $4,073 million in the same period last year, reflecting a 6 percent increase in volume and a 12 percent increase in prices, with currency accounting for approximately half of the increase. EBIT for the first six months of 2008 was $561 million, compared with $606 million in 2007. Despite increased prices and volume growth, EBIT declined in 2008 due to increased raw material costs, the unfavorable impact of currency on costs, higher freight costs and increased spending on product development and business growth initiatives.

AGRICULTURAL SCIENCES

Agricultural Sciences sales were $1,360 million in the second quarter of 2008, up 25 percent from $1,091 million in the second quarter of 2007, posting a new quarterly sales record for the segment. Compared with the second quarter of 2007, volume improved 13 percent and prices rose 12 percent, with currency accounting for approximately half of the increase, as growers were motivated to spend more on crop protection in response to escalating farm commodity prices. All geographic areas experienced double-digit increases in sales compared with the same period last year, as a result of Dow AgroSciences’ strong product portfolio and robust global agricultural economics. Sales of new products increased 65 percent compared with the second quarter of 2007. Sales of penoxsulam herbicide doubled and sales of florasulam herbicide increased 50 percent while the 2008 launches of pyroxsulam herbicide and spinetoram insecticide continued to receive excellent channel support. EBIT for the second quarter of 2008 was $335 million, also a new quarterly record for the segment, up from $208 million in the second quarter of 2007 as the improvement in sales exceeded an increase in operating expenses related to growth initiatives and the unfavorable impact of currency on costs.

For the first six months of 2008, sales for Agricultural Sciences were $2,674 million, up 26 percent from $2,127 million in 2007, as volume increased 13 percent and prices rose 13 percent , with currency accounting for approximately half of the increase. Continued grower confidence and economic stability in Latin America, increased cereal acres planted in Canada and Europe, product line extensions in the United States, and new product launches in Asia Pacific all contributed to the strong performance. For the first six months of 2008, EBIT for the segment was $666 million, an increase from $490 million in the same period last year, primarily driven by price increases and strong sales volume growth.

BASIC PLASTICS

Basic Plastics sales for the second quarter of 2008 were $3,780 million, up 19 percent from $3,180 million in the second quarter of last year. Compared with last year, prices increased 22 percent, with currency accounting for approximately one fourth of the increase, and volume decreased 3 percent. Double-digit price increases were reported in all geographic areas, reflecting the impact of significantly higher feedstock and energy costs. The volume decline was concentrated in North America and was attributable to the May 2008 formation of Americas Styrenics LLC, a joint venture between the Company and Chevron Phillips Chemical Company LP; and to the December 2007 closure of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana; as well as ongoing weakness in the U.S.

economy. Volume increased in all other geographic areas as demand remained solid and customers increased purchases in anticipation of future price increases. EBIT for the second quarter was $388 million, down from $529 million in the second quarter of 2007. While the business aggressively raised prices, the increases were not sufficient to offset the significantly higher feedstock and energy and other raw materials costs, and the unfavorable impact of currency on costs. EBIT was also negatively impacted by lower equity earnings as an increase in earnings from EQUATE was more than offset by lower earnings from Equipolymers and Siam Polyethylene. In the second quarter of 2007, EBIT was favorably impacted by a gain on the sale of a low density polyethylene plant at Cubatão, Brazil.

Polyethylene sales were up 33 percent from the second quarter of 2007 as prices increased 27 percent and volume increased 6 percent. Higher prices were seen in all geographic areas as prices were increased in response to significantly higher feedstock and energy costs. Volume improved in all geographic areas as customers increased their purchases in anticipation of future price increases. Despite the improvement in sales, EBIT for the second quarter of 2008 declined significantly compared with the same period last year, due to higher raw material and energy costs. EBIT in the second quarter of 2007 also included the impact of the gain associated with the sale of the Cubatão, Brazil polyethylene plant.

Polypropylene sales were up 4 percent over the second quarter of 2007 as price increases of 18 percent were largely offset by a decrease in volume of 14 percent. Prices were increased in response to rising feedstock and energy costs, and improvement was seen in all geographic areas. Volume in North America was significantly lower as the result of the December 2007 closure of the Company’s polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana. EBIT was up slightly from the second quarter of 2007.

Polystyrene sales for the second quarter of 2008 were down 19 percent compared with the second quarter of 2007. Volume was down 26 percent with the decline most pronounced in North America and Latin America due to the formation of Americas Styrenics LLC. Volume also declined in Asia Pacific and Europe as higher prices resulted in lower demand. Prices were up in all geographic areas as the result of higher feedstock and energy costs. EBIT was down significantly from the second quarter of 2007 as higher feedstock and energy costs and higher other raw material costs more than offset the improvement in prices.

Basic Plastics sales for the first six months of 2008 were $7,272 million, up 20 percent from $6,074 million in the first half of 2007. Compared with 2007, prices were up 23 percent, while volume declined 3 percent. EBIT for the first half of 2008 was $815 million, down from $1,056 million in the first half of 2007. EBIT declined as the impact of higher feedstock and energy costs, higher costs for other raw materials and lower equity earnings more than offset the impact of the higher selling prices. In the first half of 2007, EBIT was favorably impacted by a gain on the sale of a low density polyethylene plant at Cubatão, Brazil.

BASIC CHEMICALS

Basic Chemicals sales were $1,642 million for the second quarter of 2008, up 13 percent from $1,455 million in the second quarter of 2007. Prices increased 20 percent, while volume declined 7 percent. Prices were up for ethylene glycol (“EG”) due to higher feedstock and energy costs. The economic slow down in the United States and Europe, a planned maintenance turnaround at the Plaquemine, Louisiana production facility and unplanned outages at several facilities resulted in lower volume for EG compared with the same period last year. The Company also reduced production at some facilities to match demand. Caustic soda also reported increases in prices, reflecting tight demand in all geographic areas. Volume for caustic soda declined slightly due to the sale of the Company’s caustic soda distribution business in Western Canada in the fourth quarter of 2007, and lower operating rates, which were reduced to match demand for chlorine derivatives. Prices were up for vinyl chloride monomer (“VCM”) due to higher feedstock and energy costs; volume for VCM increased slightly compared with last year due to a planned maintenance turnaround that occurred in the second quarter of 2007 at the Plaquemine, Louisiana production facility. Solvents and intermediates also reported price increases due to higher feedstock and energy costs. Despite higher selling prices, EBIT for the second quarter of 2008 fell to $29 million from $165 million in the second quarter of last year due to significantly higher feedstock and energy costs, lower volume, and lower equity earnings from MEGlobal.

For the first half of 2008, sales for Basic Chemicals were $3,201 million, up 17 percent from $2,726 million last year, as prices increased 23 percent and volume decreased 6 percent. EBIT for the first six months of 2008 was $188 million, down from $299 million in the same period last year as higher prices and higher equity earnings from MEGlobal, EQUATE and OPTIMAL could not offset the increase in feedstock and energy costs, other raw materials costs and lower volume.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales for the second quarter of 2008 were $2,618 million, up 61 percent from $1,623 million in the second quarter of 2007. Prices increased 42 percent, while volume increased 19 percent. The increase in selling prices in the second quarter of 2008 was driven by significantly higher overall feedstock and energy prices. Sales of refinery products increased compared with the same quarter of last year due to a planned maintenance turnaround in the second quarter of last year. Styrene sales also increased due to a new supply contract with Americas Styrenics, LLC. For the first half of 2008, sales were $4,783 million for the segment, up 48 percent from $3,235 million in the same period of 2007 as prices increased 38 percent and volume increased 10 percent.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at net cost. As a result, EBIT for this operating segment was at or near breakeven for the three months and six months ended June 30, 2008 and 2007.

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

EBIT for the second quarter of 2008 was a loss of $160 million, compared with a loss of $140 million in the second quarter of 2007. Despite a reduction in performance-based compensation expense (including stock-based compensation), EBIT for the second quarter of 2008 was reduced by lower foreign exchange hedging gains and increased spending related to merger and acquisition activity, compared with the second quarter of last year.

EBIT for the first six months of 2008 was a loss of $292 million, compared with a loss of $397 million in the same period last year. Year to date, EBIT reflected a reduction in performance-based compensation expense (including stock-based compensation) compared with 2007 and the absence of tax contingencies of approximately $40 million related to franchise taxes recorded in the first quarter of 2007, partially offset by a lower foreign exchange hedging gains.

Sales Volume and Price by Operating Segment and Geographic Area
	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	7%	11%	18%	5%	10%	15%
Performance Chemicals	6	14	20	6	12	18
Agricultural Sciences	13	12	25	13	13	26
Basic Plastics	(3)	22	19	(3)	23	20
Basic Chemicals	(7)	20	13	(6)	23	17
Hydrocarbons and Energy	19	42	61	10	38	48
Total	5%	18%	23%	3%	18%	21%
Geographic areas
United States	(6)%	15%	9%	(5)%	16%	11%
Europe	11	25	36	5	24	29
Rest of World	10	17	27	9	16	25
Total	5%	18%	23%	3%	18%	21%

OUTLOOK

Global economic growth remains uncertain in the face of significant challenges, including fragile credit markets and surging feedstock and energy costs. Economic growth in the United States is expected to continue to weaken for the rest of 2008. Some pockets of weakness are appearing in Western Europe, while Eastern Europe continues to show strong growth. Growth in China should continue at or near double-digit rates, while the rest of emerging Asia Pacific is expected to remain strong, although there is some risk of moderating growth rates for countries with export-based economies.

Significant volatility in feedstock and energy costs is expected to continue, adding substantial uncertainty to the industry’s profit outlook. The balance of supply and demand in the ethylene chain is expected to weaken in the second half of 2008 and beyond, with the impact of additional industry capacity, principally in the low-cost Middle East region. Industry operating rates for chlor-vinyls are expected to remain low, as demand for polyvinyl chloride in the construction industry remains weak and additional industry capacity starts up.

Purchased feedstock and energy costs are expected to remain high and volatile in the third quarter. If oil were to average $130 per barrel for the third quarter, the sequential increase in the Company’s purchased feedstock and energy costs could be in the range of what the Company realized in the second quarter. Continued growth in regions outside of North America and strong growth in emerging geographies is anticipated.

Despite the announcement of very significant price increases, some businesses may see further margin compression in this environment of rising costs. Agricultural Sciences is expected to show its normal seasonal decline in the second half of the year. Despite this, the Company’s results have demonstrated that its strategy for diversification on a global and end-use market basis has allowed Dow to manage through these challenging times.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	June 30, 2008	June 30, 2007
Cash provided by (used in):
Operating activities	$1,416	$1,962
Investing activities	(1,224)	(1,445)
Financing activities	80	(1,303)
Effect of exchange rate changes on cash	103	5
Net change in cash and cash equivalents	$375	$(781)

Cash provided by operating activities decreased in the first six months of 2008 compared with the same period last year primarily due to lower earnings and increased working capital requirements, with an increase in inventories driven by higher raw material costs and an increase in accounts receivable due to the higher level of sales.

Cash used in investing activities in the first six months of 2008 was down compared with the same period last year as a decrease in investments in consolidated affiliates (2007 included the acquisitions of Wolff Walsrode and Hyperlast Limted) was partially offset by higher capital expenditures and increased investments in nonconsolidated affiliates, including the formation of Americas Styrenics LLC in the second quarter of 2008.

Cash was provided by financing activities in the first six months of 2008 compared with a significant usage of cash in the same period last year due, to the issuance of commercial paper and long-term bonds, offset slightly by a reduction in proceeds from sales of common stock (related to the exercise of stock options and the Employees’ Stock Purchase Plan).

On August 29, 2006, the Board of Directors approved a plan (the “2006 Plan”) to shut down a number of the Company’s manufacturing facilities. These shutdowns are scheduled to be completed by the end of the first quarter of 2009. On December 3, 2007, the Board of Directors approved a restructuring plan (the “2007 Plan”) that includes the shutdown of a number of assets and organizational changes within targeted functions. These restructuring activities are expected to be completed by the end of 2009. The restructuring activities related to both the 2006 Plan and the 2007 Plan are expected to result in additional cash expenditures of approximately $300 million over the next few years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities, and pension plan settlement costs. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	June 30, 2008	Dec. 31, 2007
Current assets	$21,331	$18,654
Current liabilities	14,387	12,445
Working capital	$6,944	$6,209
Current ratio	1.48:1	1.50:1
Days-sales-outstanding-in-receivables	39	38
Days-sales-in-inventory	60	61

Total Debt In millions	June 30, 2008	Dec. 31, 2007
Notes payable	$2,225	$1,548
Long-term debt due within one year	1,051	586
Long-term debt	8,116	7,581
Total debt	$11,392	$9,715
Debt as a percent of total capitalization	34.8%	31.8%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At June 30, 2008, there was $1.9 billion of commercial paper outstanding. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available $3 billion five-year revolving credit facility with various U.S. and foreign banks. This credit facility matures in April 2011.

At June 30, 2008, the Company had $339 million of SEC-registered securities available for issuance under a U.S. shelf registration, Euro 5 billion (approximately $7.9 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $475 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on July 31, 2006. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 23, 2007. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units.

On May 1, 2008, the Company issued $800 million in unsecured notes with a coupon rate of 5.70 percent, semi-annual interest payments due every May and November, and the principal amount due at maturity on May 15, 2018. In the second quarter of 2008 the Company also issued $116 million in medium-term notes with varying maturities in 2013 and 2015 and at various interest rates averaging 5.07 percent. In addition, $75 million in industrial revenue bonds with a final maturity of May 1, 2038 and an initial interest rate of 5.90 percent were issued in the second quarter of 2008. Net proceeds from the notes will be used for general corporate purposes, which may include funding of capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At June 30, 2008, the Company was in compliance with all of these covenants and default provisions.

On October 26, 2006, the Company announced that its Board of Directors had approved a share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock (the “2006 Program”). Purchases under the 2006 Program began in March 2007. In 2007, the Company purchased 26,225,207 shares of the Company’s common stock under the 2006 Program. In the second quarter of 2008, the Company purchased 9,620,409 shares of the Company’s common stock under the 2006 Program, bringing the total number of shares purchased under this program to 46,613,517 shares. See PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

On July 10, 2008 the Company and the Rohm and Haas Company (“Rohm and Haas”) announced a definitive agreement, under which the Company will acquire all outstanding shares of Rohm and Haas common stock for $78 per share in cash. Financing for the transaction will include equity investments by Berkshire Hathaway Inc. and the Kuwait Investment Authority in the form of convertible preferred stock for $3 billion and $1 billion, respectively. In addition, debt financing of $13 billion has been committed by Citi, Merrill Lynch, Morgan Stanley and certain of their respective affiliates. These financing commitments are conditional upon the closing of the transaction and subject to other customary conditions.

Contractual Obligations

Information related to the Company’s contractual obligations and commercial commitments at December 31, 2007 can be found in Notes J, K, L, M and R to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations or commercial commitments since December 31, 2007.

In January 2008, the Company entered into a new 11-year contract for the purchase of ethylene-related products beginning in 2010. At June 30, 2008, the fixed and determinable portion of the take-or-pay commitment associated with this new contract was $57 million in 2010, $114 million in 2011, $114 million in 2012 and $912 million in 2013 and beyond. In June 2008, the Company entered into a new 20-year contract for the purchase of power and steam beginning in 2011. At June 30, 2008, the fixed and determinable portion of the take-or-pay commitment associated with this new contract was $23 million in 2011, $69 million in 2012 and $1,460 million in 2013 and beyond.

See Note G to the Consolidated Financial Statements for further information on purchase commitments.

The following table represents long-term debt obligations and expected cash requirements for interest at June 30, 2008, reflecting the additional debt issued in the second quarter of 2008, as outlined in the previous section.

Contractual Obligations at June 30, 2008	Payments Due by Year
In millions	2008	2009	2010	2011	2012	2013 and beyond	Total
Long-term debt – current and noncurrent (1)	$508	$775	$1,108	$1,589	$1,005	$4,182	$9,167
Expected cash requirements for interest (1)	$558	$527	$477	$411	$325	$4,344	$6,642

(1)    Updated to reflect additional debt issued in the second quarter of 2008 (see Note H to the Consolidated Financial Statements).

Contractual Obligations at December 31, 2007	Payments Due by Year
In millions	2008	2009	2010	2011	2012	2013 and beyond	Total
Long-term debt – current and noncurrent	$586	$777	$1,065	$1,548	$1,006	$3,185	$8,167
Expected cash requirements for interest	$504	$472	$421	$359	$276	$4,223	$6,255

The Company had outstanding guarantees at June 30, 2008. Additional information related to these guarantees can be found in the “Guarantees” table provided in Note G to the Consolidated Financial Statements.

Dividends

On May 15, 2008, the Company declared a quarterly dividend of $0.42 per share, payable on July 30, 2008, to stockholders of record on June 30, 2008. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 96-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2008	2007
Claims unresolved at January 1	90,322	111,887
Claims filed	6,035	5,839
Claims settled, dismissed or otherwise resolved	(7,663)	(13,486)
Claims unresolved at June 30	88,694	104,240
Claimants with claims against both UCC and Amchem	28,154	35,025
Individual claimants at June 30	60,540	69,215

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

Based on Union Carbide’s review of 2008 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2008. Union Carbide’s asbestos-related liability for pending and future claims was $1.0 billion at June 30, 2008. Approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Six Months Ended		Aggregate Costs
In millions	June 30, 2008	June 30, 2007	to Date as of June 30, 2008
Defense costs	$23	$42	$588
Resolution costs	$68	$28	$1,338

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $2 million in the second quarter of 2008 ($25 million in the second quarter of 2007) and $16 million in the first six months of 2008 ($42 million in the first six months of 2007), and was reflected in “Cost of sales.”

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2008, Union Carbide has reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $465 million at June 30, 2008 and $467 million at December 31, 2007. At June 30, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	June 30, 2008	Dec. 31, 2007
Receivables for defense costs	$16	$18
Receivables for resolution costs	222	253
Total	$238	$271

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

*Using a 95 percent confidence level

The Company’s daily VAR for the aggregate of trading and non-trading positions using the variance/covariance statistical model increased from a total VAR of $96 million at December 31, 2007 to a total of $129 million at June 30, 2008. The increase related primarily to an increase in the interest rate VAR from $57 million to $89 million, principally due to an increase in interest rate volatility.

In the first quarter of 2008, the Company changed its primary VAR methodology from a variance/covariance statistical model to a historical simulation model to more effectively capture co-movements in market rates across different market risk exposure categories. In the new historical simulation model, a 97.5 percent confidence level is used and the historical scenario period includes at least six months of historical data. The new historical simulation model resulted in a composite daily VAR of $124 million at June 30, 2008; the VAR calculated for the individual exposure categories was $3 million for foreign exchange exposure, $99 million for interest rate exposure, $12 million for equities exposure and $17 million for commodities exposure.

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

The Dow Chemical Company and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the second quarter of 2008. For a summary of the history and current status of this matter, see Note G to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters

On June 19, 2007, the Ohio Environmental Protection Agency (“the Ohio EPA”) issued a Proposed Findings and Orders (the “Order”) alleging violations by Poly-Carb, Inc., an Ohio corporation then unaffiliated with the Company, regarding the management of hazardous materials and wastes at its facility in Solon, Ohio. The Order proposed a total civil penalty of $120,000. On September 12, 2007, the Company acquired U.S. Laboratories, Inc., including its subsidiary, Poly-Carb, Inc., from its stockholders who retained the financial responsibility for all costs and expenses related to the resolution of the Order. Pursuant to a Settlement Agreement with the Ohio EPA dated July 18, 2008, the Company agreed to pay a civil penalty of $45,600 and to perform a supplemental environmental project in the amount of $11,400. All amounts will be reimbursed to the Company by the former stockholders of U.S. Laboratories, Inc.

ITEM 1A. RISK FACTORS.

There were no material changes in the Company’s risk factors in the second quarter of 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2008:

Issuer Purchases of Equity Securities				Approximate dollar
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program (2)	value of shares that may yet be purchased under the Company’s publicly announced share repurchase program (2)
April 2008	1,432,717	$39.24	346,000	$428,723,100
May 2008	6,864,668	$41.33	6,864,358	$145,030,397
June 2008	2,412,798	$39.43	2,410,051	$50,007,925
Second quarter 2008	10,710,183	$40.62	9,620,409	$50,007,925

(1)          Includes 1,089,774 shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

(2)         On October 26, 2006, the Company announced that the Board of Directors had approved a share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock. Purchases under this program began in March 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of The Dow Chemical Company was held on May 15, 2008. At that meeting, Arnold A. Allemang, Jacqueline K. Barton, James A. Bell, Jeff M. Fettig, Barbara Hackman Franklin, John B. Hess, Andrew N. Liveris, Geoffery E. Merszei, Dennis H. Reilley, James M. Ringler, Ruth G. Shaw and Paul G. Stern were re-elected to the Company’s Board of Directors for one-year terms to expire at the annual meeting in 2009.

The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

Description of Matter	For	Against	Withheld	Abstentions	Broker Nonvotes
1. Election of Directors:
Arnold A. Allemang	784,040,825	N/A	28,387,484	N/A	N/A
Jacqueline K. Barton	784,021,286	N/A	28,407,023	N/A	N/A
James A. Bell	788,202,217	N/A	24,226,092	N/A	N/A
Jeff M. Fettig	787,680,847	N/A	24,747,462	N/A	N/A
Barbara Hackman Franklin	769,033,417	N/A	43,394,892	N/A	N/A
John B. Hess	786,808,891	N/A	25,619,418	N/A	N/A
Andrew N. Liveris	783,513,770	N/A	28,914,539	N/A	N/A
Geoffery E. Merszei	757,931,243	N/A	54,497,066	N/A	N/A
Dennis H. Reilley	788,057,850	N/A	24,370,459	N/A	N/A
James M. Ringler	785,085,645	N/A	27,342,664	N/A	N/A
Ruth G. Shaw	786,160,958	N/A	26,267,351	N/A	N/A
Paul G. Stern	784,076,259	N/A	28,352,050	N/A	N/A

2. Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2008	791,333,131	12,470,091	N/A	8,625,087	N/A

3. Stockholder Proposal on Chemicals with Links to Respiratory Problems	55,286,533	549,510,038	N/A	90,882,381	116,749,357

4. Stockholder Proposal on Environmental Remediation in the Midland Area	136,773,192	462,693,622	N/A	96,212,138	116,749,357

5. Stockholder Proposal on Genetically Engineered Seed	46,399,561	550,525,202	N/A	98,754,189	116,749,357

6. Stockholder Proposal on an Executive Compensation Plan	178,993,374	497,200,707	N/A	19,484,871	116,749,357

N/A - Not applicable

ITEM 6. EXHIBITS.

See the Exhibit Index on page 45 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries

Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: AFFINITY, AIRSTONE, AMBITROL, AMPLIFY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, CALIBRE, CANGUARD, CARBITOL, CARBOWAX, CELLOSIZE, CELLOSOLVE, COMBOTHERM, CONTINUUM, CYCLOTENE, D.E.H., D.E.N., D.E.R., DOW, DOW XLA, DOWCAL, DOWEX, DOWEX QCAT, DOWFAX, DOWFLAKE, DOWFROST, DOWICIDE, DOWLEX, DOWPER, DOWTHERM, ELITE, EMERGE, ENFORCER, ENGAGE, ENHANCER, ETHOCEL, EVOCAR, FILMTEC, FLEXOMER, FORTEFIBER, FOUNDATIONS, FROTH-PAK, GREAT STUFF, IMPAXX, INFUSE, INSPIRE, INSTA-STIK, INTEGRAL, ISONATE, ISOPLAST, LIQUIDOW, LP OXO, MAGNUM, MAXIBOOST, MAXICHECK, MAXISTAB, METEOR, METHOCEL, NEOCAR, NORDEL, NORKOOL, NORMAX, OMEXELL, OPTIM, PAPI, PELADOW, PELLETHANE, PFENEX EXPRESSION TECHNOLOGY, POLYOX, POLYPHOBE, PRIMACOR, PROCITE, PULSE, QBIS, REDI-LINK, SAFE-TAINER, SARAN, SARANEX, SENTRY, SHAC, SI-LINK, SILK, SPECFLEX, SPECTRIM, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SYMMATRIX, SYNALOX, SYNTEGRA, TERGITOL, TILE BOND, TRENCHCOAT, TRITON, TRYMER, TUFLIN, TYRIL, TYRIN, UCAR, UCARHIDE, UCARKLEAN, UCARSOL, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL, VERSENE, VERSIFY, VORACOR, VORACTIV, VORALAST, VORALUX, VORANATE, VORANOL, VORASTAR, WALOCEL, WEATHERMATE

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report:  AGROMEN, CLINCHER, DELEGATE, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, SENTRICON, SIMPLICITY, STARANE, TELONE, TORDON, TRACER NATURALYTE, TRIUMPH, VIKANE, WIDESTRIKE

The following trademark of Dow Corning Corporation appears in this report:  SYLTHERM
Dow is a distributor of SYLTHERM products manufactured by Dow Corning Corporation

The following trademark of Ann Arbor Technical Services, Inc. appears in this report:  GeoMorph

The Dow Chemical Company and Subsidiaries

Signature

Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY

Registrant

Date: July 29, 2008

/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller

The Dow Chemical Company and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

2(b)

Agreement and Plan of Merger, dated as of July 10, 2008, among The Dow Chemical Company, Ramses Acquisition Corp. and the Rohm and Haas Company, incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed on July 10, 2008.

10(ll)

Voting Agreement dated as of July 10, 2008, by and among the Rohm and Haas Company, The Dow Chemical Company and each of the persons and entities listed on Schedule I thereto, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on July 10, 2008.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.