Form 10-Q
period 2008-09-30
DOW CHEMICAL CO /DE/
filed 2008-10-28
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Class	Outstanding at September 30, 2008
Common Stock, par value $2.50 per share	923,779,819 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions, except per share amounts (Unaudited)	2008	2007	2008	2007
Net Sales	$15,411	$13,589	$46,615	$39,286
Cost of sales	13,975	11,864	41,526	33,867
Research and development expenses	334	329	1,000	951
Selling, general and administrative expenses	498	476	1,511	1,371
Amortization of intangibles	21	22	68	51
Restructuring credit	—	—	—	(4)
Purchased in-process research and development charges	27	59	27	59
Acquisition-related expenses	18	—	18	—
Equity in earnings of nonconsolidated affiliates	266	296	791	828
Sundry income (expense) - net	(34)	70	49	262
Interest income	23	28	72	101
Interest expense and amortization of debt discount	160	148	456	423
Income before Income Taxes and Minority Interests	633	1,085	2,921	3,759
Provision for income taxes	185	659	727	1,271
Minority interests’ share in income	20	23	63	73
Net Income Available for Common Stockholders	$428	$403	$2,131	$2,415
Share Data
Earnings per common share - basic	$0.46	$0.42	$2.29	$2.53
Earnings per common share - diluted	$0.46	$0.42	$2.26	$2.49
Common stock dividends declared per share of common stock	$0.42	$0.42	$1.26	$1.215
Weighted-average common shares outstanding - basic	925.2	948.9	932.4	955.6
Weighted-average common shares outstanding - diluted	934.0	961.5	941.7	968.3
Depreciation	$505	$499	$1,497	$1,439
Capital Expenditures	$628	$519	$1,584	$1,311

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
In millions (Unaudited)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$2,261	$1,736
Marketable securities and interest-bearing deposits	11	1
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2008: $122; 2007: $118)	5,480	5,944
Other	4,121	3,740
Inventories	7,542	6,885
Deferred income tax assets - current	261	348
Total current assets	19,676	18,654
Investments
Investment in nonconsolidated affiliates	3,358	3,089
Other investments	2,305	2,489
Noncurrent receivables	300	385
Total investments	5,963	5,963
Property
Property	48,230	47,708
Less accumulated depreciation	33,932	33,320
Net property	14,298	14,388
Other Assets
Goodwill	3,637	3,572
Other intangible assets (net of accumulated amortization - 2008: $786; 2007: $721)	808	781
Deferred income tax assets - noncurrent	2,274	2,126
Asbestos-related insurance receivables - noncurrent	662	696
Deferred charges and other assets	2,847	2,621
Total other assets	10,228	9,796
Total Assets	$50,165	$48,801

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$2,407	$1,548
Long-term debt due within one year	1,743	586
Accounts payable:
Trade	4,227	4,555
Other	2,218	1,981
Income taxes payable	580	728
Deferred income tax liabilities - current	112	117
Dividends payable	392	418
Accrued and other current liabilities	2,470	2,512
Total current liabilities	14,149	12,445
Long-Term Debt	8,257	7,581
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	912	854
Pension and other postretirement benefits - noncurrent	3,006	3,014
Asbestos-related liabilities - noncurrent	904	1,001
Other noncurrent obligations	3,239	3,103
Total other noncurrent liabilities	8,061	7,972
Minority Interest in Subsidiaries	70	414
Preferred Securities of Subsidiaries	500	1,000
Stockholders’ Equity
Common stock	2,453	2,453
Additional paid-in capital	865	902
Retained earnings	18,954	18,004
Accumulated other comprehensive loss	(687)	(170)
Treasury stock at cost	(2,457)	(1,800)
Net stockholders’ equity	19,128	19,389
Total Liabilities and Stockholders’ Equity	$50,165	$48,801

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
	Sept. 30,	Sept. 30,
In millions (Unaudited)	2008	2007
Operating Activities
Net Income Available for Common Stockholders	$2,131	$2,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,681	1,601
Purchased in-process research and development charges	27	59
Provision for deferred income tax	74	712
Earnings of nonconsolidated affiliates in excess of dividends received	(115)	(310)
Minority interests’ share in income	63	73
Pension contributions	(122)	(137)
Net gain on sales of investments	(24)	(120)
Net gain on sales of property, businesses and consolidated companies	(45)	(71)
Other net loss (gain)	5	(88)
Restructuring credit	—	(4)
Excess tax benefits from share-based payment arrangements	(8)	(14)
Changes in assets and liabilities:
Accounts and notes receivable	123	(857)
Inventories	(698)	(614)
Accounts payable	(177)	469
Other assets and liabilities	(453)	140
Cash provided by operating activities	2,462	3,254
Investing Activities
Capital expenditures	(1,584)	(1,311)
Proceeds from sales of property, businesses and consolidated companies	209	110
Acquisitions of businesses	—	(143)
Purchase of previously leased assets	(63)	(12)
Investments in consolidated companies	(316)	(742)
Investments in nonconsolidated affiliates	(128)	(60)
Distributions from nonconsolidated affiliates	6	5
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	30
Purchases of investments	(725)	(1,367)
Proceeds from sales and maturities of investments	664	1,404
Cash used in investing activities	(1,937)	(2,086)
Financing Activities
Changes in short-term notes payable	880	38
Payments on long-term debt	(84)	(71)
Proceeds from issuance of long-term debt	1,265	13
Purchases of treasury stock	(898)	(1,144)
Proceeds from sales of common stock	59	291
Payment of deferred financing costs	(66)	—
Excess tax benefits from share-based payment arrangements	8	14
Distributions to minority interests	(44)	(48)
Dividends paid to stockholders	(1,174)	(1,115)
Cash used in financing activities	(54)	(2,022)
Effect of Exchange Rate Changes on Cash	54	42
Summary
Increase (decrease) in cash and cash equivalents	525	(812)
Cash and cash equivalents at beginning of year	1,736	2,757
Cash and cash equivalents at end of period	$2,261	$1,945

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2008	2007	2008	2007
Net Income Available for Common Stockholders	$428	$403	$2,131	$2,415
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on investments	(89)	15	(173)	24
Translation adjustments	(748)	353	(208)	487
Adjustments to pension and other postretirement benefit plans	13	32	30	108
Net gains (losses) on cash flow hedging derivative instruments	(237)	26	(166)	56
Total other comprehensive income (loss)	(1,061)	426	(517)	675
Comprehensive Income (Loss)	$(633)	$829	$1,614	$3,090

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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the portion of SFAS No. 157 that was not delayed, and since the Company’s existing fair value measurements are consistent with the guidance of the Statement, the partial adoption of the Statement did not have a material impact on the Company’s consolidated financial statements. The Company uses a December 31 measurement date for its pension and other postretirement plans; therefore, the Company is still evaluating the impact of adopting the Statement for its plan assets. The adoption of the deferred portion of the Statement on January 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements. See Note G for expanded disclosures about fair value measurements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Company’s consolidated financial statements. See Note G for further information on fair value measurements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008, which is January 1, 2009 for the Company. The Company will provide the required disclosures in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company does not have share-based payment awards that contain rights to nonforfeitable dividends, thus this FSP is not anticipated to have an impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The FSP amends and enhances the disclosure requirements for sellers of credit derivatives (including hybrid instruments that have embedded credit derivatives) and financial guarantees. This FSP is effective for reporting periods ending after November 15, 2008. The Company currently does not hold any of these derivatives, thus this FSP is not anticipated to have an impact on the disclosures in the Company’s consolidated financial statements.

In September 2008, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement.” The Issue which is effective in the first reporting period beginning on or after December 15, 2008, instructs issuers of a liability with a third-party credit enhancement that is inseparable from the liability to treat the liability and the credit enhancement as two units of accounting, and provide related disclosures. The Company does not carry any liabilities with inseparable third-party credit enhancements, thus the Issue is not anticipated to have an impact on the Company’s consolidated financial statements.

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

The severance component of the 2007 restructuring charges of $86 million was for the separation of approximately 978 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At September 30, 2008, severance of $36 million had been paid to 348 employees and a liability of $49 million remained for approximately 630 employees.

The following table summarizes 2008 activities related to the Company’s 2007 restructuring reserve:

2008 Activities Related to 2007 Restructuring

In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2007	$79	$85	$164
Cash payments	(2)	(7)	(9)
Foreign currency impact	3	2	5
Reserve balance at March 31, 2008	$80	$80	$160
Cash payments	(1)	(13)	(14)
Reserve balance at June 30, 2008	$79	$67	$146
Cash payments	—	(15)	(15)
Foreign currency impact	(5)	(3)	(8)
Reserve balance at September 30, 2008	$74	$49	$123

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

The severance component of the 2006 restructuring charges of $73 million was for the separation of approximately 810 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At December 31, 2007, a liability of $39 million remained for approximately 410 employees. As of September 30, 2008, severance of $13 million had been paid to 162 employees in 2008, and a liability of $22 million remained for approximately 250 employees.

The following table summarizes 2008 activities related to the Company’s 2006 restructuring reserve:

2008 Activities Related to 2006 Restructuring

In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2007	$135	$39	$174
Adjustment to reserve	(5)	—	(5)
Cash payments	(1)	(8)	(9)
Foreign currency impact	1	—	1
Reserve balance at March 31, 2008	$130	$31	$161
Cash payments	(5)	(3)	(8)
Foreign currency impact	2	(1)	1
Reserve balance at June 30, 2008	$127	$27	$154
Cash payments	(3)	(2)	(5)
Foreign currency impact	(4)	(3)	(7)
Reserve balance at September 30, 2008	$120	$22	$142

NOTE D – ACQUISITIONS

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

The Company recorded pretax charges totaling $27 million in the third quarter of 2008 and $59 million in the third quarter of 2007 for IPR&D projects associated with recent acquisitions. The estimated values assigned to the IPR&D projects were determined based on a discounted cash flow model and are shown below:

In-Process Research and Development Projects Acquired

In millions	Date of Acquisition	Estimated Value Assigned to IPR&D
2008 IPR&D:
Germplasm from Texas Triumph Seed Co., Inc.	February 29, 2008	$4
Germplasm from Dairyland Seed Co., Inc. and Bio-Plant Research Ltd.	August 29, 2008	23
Total 2008 IPR&D		$27
2007 IPR&D:
Germplasm from Maize Technologies International	May 1, 2007	$2
Manufacturing process R&D from Wolff Walsrode	June 30, 2007	9
Germplasm from Agromen Tecnologia Ltda.	August 1, 2007	26
Germplasm from Duo Maize	August 30, 2007	3
Intellectual property for crop trait discovery from Exelixis Plant Sciences	September 4, 2007	19
Total 2007 IPR&D		$59

IPR&D charges are shown as “Purchased in-process research and development charges” in the consolidated statements of income. The third quarter 2008 charges were related to projects within the Agricultural Sciences segment. The third quarter 2007 charges of $50 million related to projects within the Agricultural Sciences segment; $9 million related to IPR&D acquired from Wolff Walsrode and impacted the results for the Performance Chemicals segment.

Acquisition-Related Expenses

During the third quarter of 2008, pretax charges totaling $18 million were recorded for legal expenses and other transaction costs related to the pending acquisition of Rohm and Haas Company; these charges are reflected in Unallocated and Other. These charges were expensed in anticipation of a 2009 closing of the acquisition and the application of revised SFAS No. 141, “Business Combinations.”

NOTE E – INVENTORIES

The following table provides a breakdown of inventories:

Inventories

In millions	Sept. 30, 2008	Dec. 31, 2007
Finished goods	$4,223	$4,085
Work in process	1,617	1,595
Raw materials	1,022	566
Supplies	680	639
Total inventories	$7,542	$6,885

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,909 million at September 30, 2008 and $1,511 million at December 31, 2007.

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill

In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total
Balance at December 31, 2007	$1,034	$995	$1,380	$100	$63	$3,572
Goodwill related to 2008 acquisitions of:
Additional 51% interest in Pacific Plastics Thailand Limited	7	—	—	—	—	7
Texas Triumph Seed Co., Inc.	—	—	3	—	—	3
Dairyland Seed Co., Inc.	—	—	5	—	—	5
STEVENS ROOFING SYSTEMS™	34	—	—	—	—	34
Adjustment to goodwill related to the formation of Americas Styrenics LCC	—	—	—	(5)	—	(5)
Adjustments to goodwill related to 2007 acquisitions of:
Wolff Walsrode	—	6	—	—	—	6
Hyperlast Limited	11	—	—	—	—	11
GNS Technologies, LLC	3	—	—	—	—	3
Poly-Carb Inc.	(4)	—	—	—	—	(4)
UPPC AG	11	—	—	—	—	11
Edulan A/S	(6)	—	—	—	—	(6)
Balance at September 30, 2008	$1,090	$1,001	$1,388	$95	$63	$3,637

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets

	At September 30, 2008			At December 31, 2007
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$321	$(179)	$142	$302	$(165)	$137
Patents	140	(99)	41	145	(104)	41
Software	661	(351)	310	575	(318)	257
Trademarks	176	(58)	118	173	(51)	122
Other	296	(99)	197	307	(83)	224
Total	$1,594	$(786)	$808	$1,502	$(721)	$781

The following table provides information regarding amortization expense:

Amortization Expense

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Other intangible assets, excluding software	$21	$22	$68	$51
Software, included in “Cost of sales”	$13	$11	$35	$32

Total estimated amortization expense for 2008 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense

In millions
2008	$137
2009	$132
2010	$128
2011	$118
2012	$113
2013	$78

NOTE G – FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements

In millions	At Sept. 30, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets at fair value:
Equity securities (1)	$445	$416	$29
Debt securities (1)	1,443	—	1,443
Derivatives relating to:
Foreign currency	86	—	86
Interest Rates	2	—	2
Commodities	55	—	55
Total assets at fair value	$2,031	$416	$1,615
Liabilities at fair value:
Derivatives relating to:
Foreign currency	$(30)	—	$(30)
Interest Rates	(2)	—	(2)
Commodities	(220)	—	(220)
Total liabilities at fair value	$(252)	—	$(252)

(1)	The Company’s investments in equity and debt securities are classified as available-for- sale, and are included in “Other investments” in the consolidated balance sheets.

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

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At September 30, 2008, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2008, the Company had accrued obligations of $306 million for environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2007, the Company had accrued obligations of $322 million for environmental remediation and restoration costs, including $28 million for the remediation of Superfund sites.

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

Studies Conducted

On July 12, 2006, the MDEQ approved the sampling for the first six miles of the Tittabawassee River. On December 1, 2006, the MDEQ approved the Sampling and Analysis Plan in Support of Bioavailability Study for Midland (the “Plan”). The results of the Plan were provided to the MDEQ on March 22, 2007. On May 3, 2007, the MDEQ approved the GeoMorph® Pilot Site Characterization Report for the first six miles and approved this approach for the balance of the Tittabawassee River with some qualifications. On July 12, 2007, the MDEQ approved, with qualifications, the sampling for the next 11 miles of the Tittabawassee River. On March 3, 2008 the Company submitted to the MDEQ the Tittabawassee River Site Characterization Report that incorporated the data obtained from the 2006 and 2007 field investigations. On June 30, 2008, the Company submitted the Lower Tittabawassee River Sampling and Analysis Plan to the MDEQ. The Sampling and Analysis Plan was approved by the MDEQ by letters dated July 10, 2008 and August 15, 2008.

Interim Remedial Actions

The Company has been working with the MDEQ to implement Interim Response Activities and Pilot Corrective Action Plans in specific areas in and along the Tittabawassee River, where elevated levels of dioxins and furans were found during the investigation of the first six miles of the river. In September 2008, the Company and the MDEQ reached agreement to implement pilot projects to evaluate their applicability to future actions.

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

At the end of 2007, the Company had an accrual for off-site corrective action of $5 million (included in the total accrued obligation of $322 million at December 31, 2007) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At September 30, 2008, the accrual for off-site corrective action was $18 million (included in the total accrued obligation of $306 million at September 30, 2008).

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

Based on Union Carbide’s review of 2008 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2008. Union Carbide’s asbestos-related liability for pending and future claims was $1.0 billion at September 30, 2008. Approximately 27 percent of the recorded liability related to pending claims and approximately 73 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2008, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $415 million at September 30, 2008 and $467 million at December 31, 2007. At September 30, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2008	Dec. 31, 2007
Receivables for defense costs	$35	$18
Receivables for resolution costs	245	253
Total	$280	$271

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the third quarter of 2008 ($16 million in the third quarter of 2007) and $30 million in the first nine months of 2008 ($58 million in the first nine months of 2007), and was reflected in “Cost of sales.”

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

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the

EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million) on the Dow Entities. Several other companies were also named and fined. In the fourth quarter of 2006, the Company recognized a loss contingency of $85 million related to the fine. The Company has appealed the EC’s decision. Subsequent to the imposition of the fine, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions.

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $70 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless the outcome of the appeals, will not have a material adverse impact on the Company’s consolidated financial statements.

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

In addition, in January 2008, the Company entered into a new 11-year contract for the purchase of ethylene-related products beginning in 2010. At September 30, 2008, the fixed and determinable portion of the take-or-pay commitment associated with this new contract was $59 million in 2010, $118 million in 2011, $118 million in 2012 and $944 million in 2013 and beyond. In June 2008, the Company entered into a new 20-year contract for the purchase of power and steam beginning in 2011. At September 30, 2008, the fixed and determinable portion of the take-or-pay commitment associated with this new contract was $23 million in 2011, $69 million in 2012 and $1,460 million in 2013 and beyond.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2008

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$348	$19
Residual value guarantees	2015	984	4
Total guarantees		$1,332	$23

Guarantees at December 31, 2007

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$354	$22
Residual value guarantees	2015	1,035	5
Total guarantees		$1,389	$27

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $108 million at September 30, 2008 and $116 million at December 31, 2007. The discount rate used to calculate the Company’s asset retirement obligation was 5.08 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE I – LONG-TERM DEBT

On September 29, 2008, Calvin Capital LLC (“Calvin”), a newly formed wholly owned subsidiary of the Company, issued a three-year $674 million note payable (“Note”) with a floating rate based on London Interbank Offered Rate (“LIBOR”). The Note was issued in exchange for the redemption of the other partner’s ownership in Hobbes Capital S.A and was a non-cash transaction (see Note K for further information on this transaction). The Note is recorded in “Long-term debt due within one year” in the consolidated balance sheets since the Note holder has the annual option to require the Company to prepay the outstanding principal.

The Note was issued under a note purchase agreement which contains, among other provisions, covenants with which Calvin must comply while the Note is outstanding. Such covenants include compliance with Calvin’s Limited Liability Company Agreement, the obligation to not merge or consolidate with any other corporation or sell or convey all or substantially all of Calvin’s assets, and limitations on making distributions and incurring other debt. Failure of Calvin to comply with any of these covenants could result in a default under the agreement which would allow the Note holder to accelerate the due date of the outstanding principal and accrued interest on the Note. Although a consolidated subsidiary, Calvin is a separate and distinct legal entity with separate assets of $1,342 million consisting of a $1,317 million note receivable from the Company with a three-year term and optional prepayment at the end of each fiscal quarter, and cash and cash equivalents of $25 million; separate liabilities consisting of the $674 million Note; and separate business and operations.

On May 1, 2008, the Company issued $800 million in unsecured notes with a coupon rate of 5.70 percent, semi-annual interest payments due every May and November, and the principal amount due at maturity on May 15, 2018. In the second quarter of 2008, the Company also issued $116 million in medium-term notes with varying maturities in 2013 and 2015 and at various interest rates averaging 5.07 percent. In the third quarter of 2008, the Company issued $298 million in medium-term notes with varying maturities in 2013, 2015 and 2018 and at various interest rates averaging 5.81 percent.

The Company’s public debt has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation or sell or convey all or substantially all of the Company’s assets. Failure of the Company to comply with any of the covenants could result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. At September 30, 2008, the Company was in compliance with all of its covenants and default provisions.

Annual Installments on Long-Term Debt

for Next Five Years at September 30, 2008

In millions
2008	$500
2009	$1,452
2010	$1,049
2011	$1,526
2012	$1,004
2013	$498

NOTE J – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Defined Benefit Pension Plans:
Service cost	$67	$72	$202	$215
Interest cost	242	218	726	652
Expected return on plan assets	(310)	(294)	(931)	(877)
Amortization of prior service cost	8	6	24	18
Amortization of net loss	11	48	34	147
Termination benefits/curtailment costs	—	—	—	1
Net periodic benefit cost	$18	$50	$55	$156

Other Postretirement Benefits:
Service cost	$4	$5	$13	$15
Interest cost	29	29	88	86
Expected return on plan assets	(7)	(9)	(21)	(27)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Amortization of net loss	—	1	—	3
Net periodic benefit cost	$25	$25	$77	$74

NOTE K – VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

During the third quarter of 2008, the other partner of Hobbes Capital S.A. (“Hobbes”), which is a consolidated foreign subsidiary of the Company, redeemed its $674 million ownership in Hobbes. Prior to redemption, the other partner’s $500 million of preferred securities were classified as “Preferred Securities of Subsidiaries” in the consolidated balance sheets; the other partner’s $174 million of reinvested preferred returns were included in “Minority Interest in Subsidiaries” in the consolidated balance sheets; and the preferred return was included in “Minority interests’ share in income” in the consolidated statements of income. See Note I for further information on this transaction.

NOTE L – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plans (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan. Most of the Company’s stock-based compensation awards are granted in the first quarter of each year. Details for awards granted in the first quarter of 2008 are included in the following paragraphs. There was minimal grant activity in the second and third quarters of 2008. During the second quarter of 2008, the Company settled 0.9 million shares of performance deferred stock for $35 million in cash.

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

Total unrecognized compensation cost at March 31, 2008, including unrecognized cost related to the first quarter of 2008 activity, is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2008

In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period
ESPP purchase rights	$16	4.5 months
Unvested stock options	$101	0.81 year
Deferred stock awards	$156	1.19 years
Performance deferred stock awards	$74	0.78 year

NOTE M – EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations

	Three Months Ended Sept. 30, 2008		Three Months Ended Sept. 30, 2007
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$428	$428	$403	$403
Weighted-average common shares outstanding	925.2	925.2	948.9	948.9
Add dilutive effect of stock options and awards	—	8.8	—	12.6
Weighted-average common shares for EPS calculations	925.2	934.0	948.9	961.5
Earnings per common share	$0.46	$0.46	$0.42	$0.42
Stock options and deferred stock awards excluded from EPS calculations (1)		46.6		25.7

Earnings Per Share Calculations

	Nine Months Ended Sept. 30, 2008		Nine Months Ended Sept. 30, 2007
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$2,131	$2,131	$2,415	$2,415
Weighted-average common shares outstanding	932.4	932.4	955.6	955.6
Add dilutive effect of stock options and awards	—	9.3	—	12.7
Weighted-average common shares for EPS calculations	932.4	941.7	955.6	968.3
Earnings per common share	$2.29	$2.26	$2.53	$2.49
Stock options and deferred stock awards excluded from EPS calculations (1)		38.3		20.4

(1)

Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE N – LIMITED PARTNERSHIP

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

NOTE O – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

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

•                  Products: FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; SARAN™ vapor retarder film and tape; STYROFOAM™ brand insulation products (including XPS and polyisocyanurate rigid foam sheathing products); THERMAX™ brand insulation; TILE BOND™ roof tile adhesive; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Epoxy is a leading global producer of epoxy resins, intermediates and specialty resins and epoxy systems for a wide range of industries and applications such as coatings, electrical laminates, civil engineering, wind energy, adhesives and composites. With plants strategically located across four continents, the business is focused on providing customers around the world with differentiated solution-based epoxy products and innovative technologies and services.

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

•                  Products: BYKFIL™; CILBOND™; CILCAST™; DUOTHANE™ polyurethane elastomer systems; ECHELON™ polyurethane prepolymer; ENFORCER™ Technology and ENHANCER™ Technology for polyurethane carpet and turf backing; HYPOL™ prepolymers; ISOFIL™; ISONATE™ MDI; MONOTHANE™ single component polyurethane elastomers; PAPI™ polymeric MDI; POR-A-MOLD™; Propylene glycol; Propylene oxide; RENUVA™ Renewable Resource Technology for natural oil-based polyols; SOLIDAIR™ tyre filling elastomers; SPECFLEX™ copolymer polyols; SYNTACTIC™; TRAFFIDECK™ waterproofing and anti-slip surfacing systems; TRAFIGRIP™ anti-slip systems; TYRBOND™; VERDISEAL™ waterproofing system; VORACOR™, VORALAST™ soling systems and VORALAST™ R renewable content system; VORALUX™ and VORAMER™ MR series; VORANATE™ isocyanate; VORANOL™ and VORANOL™ VORACTIV™ polyether and copolymer polyols; VORASTAR™ polyurethane systems; XITRACK™ polyurethane rail ballast stabilization

Specialty Plastics and Elastomers includes a broad range of engineering plastics and compounds, performance elastomers and plastomers, monomers, specialty copolymers, synthetic rubber, polyvinylidene chloride resins and films (PVDC), and specialty film substrates. Key applications include automotive, adhesives, civil construction, wire and cable, building and construction, consumer electronics and appliances, food and specialty packaging, textiles, and footwear.

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

•                  Products and Services: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals; CANGUARD™ BIT preservatives; CELLOSIZE™ hydroxyethyl cellulose; Chiral compounds and biocatalysts; CLEAR+STABLE™ carboxymethyl cellulose; CYCLOTENE™ advanced electronics resins; DOW™ electrodeionization; DOW™ latex powders; DOW™ ultrafiltration; DOWEX™ ion exchange resins; DOWICIDE™ antimicrobial bactericides and fungicides; ETHOCEL™ ethylcellulose resins; FILMTEC™ elements; FORTEFIBER™ soluble dietary fiber; Hydrocarbon resins; Industrial biocides; METHOCEL™ cellulose ethers; OPTIM™ synthetic glycerine; Pfēnex Expression Technology™; POLYOX™ water-soluble resins; Quaternaries; SATINFX™ delivery system; SILK™ semiconductor dielectric resins; UCARE™ polymers; WALOCEL™ cellulose polymers

Dow Emulsion Polymers and UCAR Emulsion Systems are major global suppliers of latexes, for a wide range of industries and applications. Dow Emulsion Polymers provides the broadest line of styrene-butadiene (S/B) products supporting customers in paper and paperboard (for magazines, catalogues and food packaging) applications, and the carpet and floor covering industry. UCAR Emulsion Systems (UES) manufactures and sells UCAR™ acrylic, vinyl-acrylic and styrene acrylic latexes, EVOCAR™ vinyl acetate ethylene (VAE) latexes and NEOCAR™ branched vinyl ester latexes for use in the architectural and industrial coatings, adhesives, construction products such as caulks and sealants, textile, and traffic paint. It also offers the broadest product range in the dispersion area and produces and markets UCAR™ POLYPHOBE™ rheology modifiers.

•                  Products: Acrylic latex; EVOCAR™ vinyl acetate ethylene; FOUNDATIONS™ latex; NEOCAR™ branched vinyl ester latexes; Styrene-acrylic latex; Styrene-butadiene latex; UCAR™ all-acrylic, styrene-acrylic and vinyl-acrylic latexes; UCAR™ POLYPHOBE™ rheology modifiers; UCARHIDE™ opacifier

The Specialty Chemicals business provides products and services used as functional ingredients or processing aids in the manufacture of a diverse range of products. Applications include agricultural and pharmaceutical products and processing, building and construction, chemical processing and intermediates, electronics, food processing and ingredients, gas treating solvents, fuels and lubricants, oil and gas, household and institutional cleaners, coatings and paints, pulp and paper manufacturing, metal degreasing and dry cleaning, and transportation. Dow Haltermann Custom Processing provides contract and custom manufacturing services to other specialty chemical, agricultural chemical and biodiesel producers.

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

AGRICULTURAL SCIENCES

Applications: control of weeds, insects and plant diseases for agriculture and pest management • agricultural seeds and traits (genes)

Dow AgroSciences is a global leader in providing pest management, agricultural and crop biotechnology products and solutions. The business develops, manufactures and markets products for crop production; weed, insect and plant disease management; and industrial and commercial pest management. Dow AgroSciences is building a leading biotechnology business in agricultural seeds, traits, healthy oils, and animal health.

•                  Products: AGROMEN™ seeds; CLINCHER™ herbicide; DAIRYLAND™ seed; DELEGATE™ insecticide; DITHANE™ fungicide; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide;

GRANITE™ herbicide; HERCULEX™ I, HERCULEX™RW and HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ brand cottonseeds; PROFUME™ gas fumigant; SENTRICON™ termite colony elimination system; SIMPLICITY™ herbicide; STARANE™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; TRIUMPH™ seed; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

BASIC PLASTICS

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2008 and 2007 were immaterial and eliminated in consolidation.

Operating Segments

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Sales by operating segment
Performance Plastics	$4,252	$3,877	$12,633	$11,148
Performance Chemicals	2,462	2,152	7,261	6,225
Agricultural Sciences	976	788	3,650	2,915
Basic Plastics	3,535	3,316	10,807	9,390
Basic Chemicals	1,500	1,507	4,701	4,233
Hydrocarbons and Energy	2,611	1,828	7,394	5,063
Unallocated and Other	75	121	169	312
Total	$15,411	$13,589	$46,615	$39,286
EBIT(1) by operating segment
Performance Plastics	$146	$409	$743	$1,232
Performance Chemicals	275	219	836	825
Agricultural Sciences	61	15	727	505
Basic Plastics	481	556	1,296	1,612
Basic Chemicals	64	205	252	504
Hydrocarbons and Energy	(1)	—	(1)	(1)
Unallocated and Other	(256)	(199)	(548)	(596)
Total	$770	$1,205	$3,305	$4,081
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBIT)
Performance Plastics	$(1)	$15	$29	$55
Performance Chemicals	137	90	351	299
Agricultural Sciences	2	1	4	1
Basic Plastics	55	39	130	141
Basic Chemicals	61	115	229	270
Hydrocarbons and Energy	11	35	49	62
Unallocated and Other	1	1	(1)	—
Total	$266	$296	$791	$828

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

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
EBIT	$770	$1,205	$3,305	$4,081
+ Interest income	23	28	72	101
- Interest expense and amortization of debt discount	160	148	456	423
- Provision for income taxes	185	659	727	1,271
- Minority interests’ share in income	20	23	63	73
Net Income Available for Common Stockholders	$428	$403	$2,131	$2,415

Geographic Areas

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Sales by geographic area
United States	$4,925	$4,700	$14,815	$13,613
Europe	5,786	4,872	17,991	14,347
Rest of World	4,700	4,017	13,809	11,326
Total	$15,411	$13,589	$46,615	$39,286

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

OVERVIEW

•                  The Company reported sales in the third quarter of 2008 of $15.4 billion, up 13 percent from $13.6 billion in the third quarter of 2007. Prices increased 22 percent while volume decreased 9 percent principally due to declining demand.

•                  Purchased feedstock and energy costs, which account for approximately half of Dow’s total costs, increased 48 percent or $2.6 billion compared with the third quarter of 2007, the largest year-over-year increase in quarterly costs in the Company’s history, and more than the increase for all of 2007.

•                  The results of the quarter were unfavorably impacted by $127 million of pretax costs as a result of Hurricanes Gustav and Ike, which hit the U.S. Gulf Coast in the third quarter of 2008 resulting in temporary plant outages.

•                  Operating expenses rose during the third quarter of 2008 compared with the third quarter of 2007, reflecting the impact of recent acquisitions, as well as increased investment in research and development and increased selling expenses in the Performance businesses, as Dow continued the disciplined implementation of its growth strategy. Operating expenses were down in the third quarter of 2008 compared with the prior quarter.

•                  Equity earnings were $266 million in the third quarter of 2008, the seventh consecutive quarter in which equity earnings have exceeded $250 million.

•                  Capital spending was $628 million in the third quarter of 2008, on track with the revised full-year target of $2.1 billion; debt as a percent of total capitalization was 38.6 percent, up approximately 7 percentage points from year-end 2007; and the Company completed the current share repurchase program.

Selected Financial Data

	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Net sales	$15,411	$13,589	$46,615	$39,286

Cost of sales	$13,975	$11,864	$41,526	$33,867
Percent of net sales	90.7%	87.3%	89.1%	86.2%

Research and development, and selling, general and administrative expenses	$832	$805	$2,511	$2,322
Percent of net sales	5.4%	5.9%	5.4%	5.9%

Effective tax rate (1)	29.2%	60.7%	24.9%	33.8%

Net income available for common stockholders	$428	$403	$2,131	$2,415

Earnings per common share – basic	$0.46	$0.42	$2.29	$2.53
Earnings per common share – diluted	$0.46	$0.42	$2.26	$2.49

Operating rate percentage	76%	90%	82%	87%

(1)	The effective tax rates for 2007 reflect a charge of $362 million related to a change in German tax law enacted in the third quarter of 2007.

RESULTS OF OPERATIONS

Net sales for the third quarter of 2008 were $15.4 billion, up 13 percent from $13.6 billion in the third quarter of last year. Compared with the same quarter of 2007, prices rose 22 percent, driven by continuing increases in feedstock and energy costs, and volume decreased 9 percent. Double-digit price increases were reported in all operating segments as the Company focused on restoring margins through price increases, led by increases in the Basic segments, with a 40 percent increase in Hydrocarbons and Energy, a 25 percent increase in Basic Plastics and a 20 percent increase in Basic Chemicals. Prices were also up in the Performance segments with a 21 percent increase in Performance Chemicals, a 16 percent increase in Agricultural Sciences and a 14 percent increase in Performance Plastics. From a geographic standpoint, double-digit price increases were reported in all geographic areas. Prices were up 25 percent in Europe (where currency accounted for approximately one third of the increase), 23 percent in Latin America, 20 percent in North America, 17 percent in Asia Pacific and 17 percent in India, Middle East and Africa (“IMEA”). Compared with the third quarter of last year, the change in volume by operating segment was mixed, with increases in Agricultural Sciences of 8 percent and Hydrocarbons and Energy of 3 percent. Performance Plastics decreased 4 percent and Performance Chemicals was down 7 percent. The Basic segments also declined with Basic Plastics down 18 percent and Basic Chemicals down 20 percent. By geographic area, volume declined in all areas with the exception of IMEA. The most significant decline was in North America due to further weakening of demand, the impact of Hurricanes Gustav and Ike which hit the U.S. Gulf Coast in the third quarter of 2008 and the joint venture formation of Americas Styrenics LLC in the second quarter of 2008.

Net sales for the first nine months of 2008 were $46.6 billion, up 19 percent from $39.3 billion in the same period last year. Compared with the first nine months of 2007, prices were up 20 percent while volume decreased 1 percent. Double-digit price increases were reported across all operating segments with the largest increases in the Basic segments. Strong volume growth in Agricultural Sciences (up 11 percent) and Hydrocarbons and Energy (up 7 percent) as well as a 1 percent volume increase in Performance Chemicals and Performance Plastics were offset by volume declines in Basic Plastics (down 8 percent) and Basic Chemicals (down 11 percent). For additional details regarding the change in net sales, see the Sales Volume and Price table at the end of the section entitled “Segment Results.”

Gross margin was $1,436 million for the third quarter of 2008, down from $1,725 million in the third quarter of last year. Gross margin declined as higher selling prices did not fully offset significantly higher hydrocarbon and energy (“H&E”) costs, the unfavorable impact of currency on costs and higher costs for other raw materials. H&E costs were up approximately $2.6 billion or 48 percent compared with the third quarter of 2007 and up $7.2 billion or 45 percent year to date. Gross margin was also impacted by Hurricanes Gustav and Ike which hit the U.S. Gulf Coast resulting in temporary outages for several of the Company’s Gulf Coast production facilities and resulting in $127 million in additional manufacturing expenses including the repair of property damage, clean-up costs, unabsorbed fixed costs and inventory write-offs. Year to date, gross margin was $5,089 million, compared with $5,419 million in the first nine months of 2007.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 76 percent in the third quarter of 2008, down from 90 percent in the third quarter of 2007. For the first nine months of 2008, Dow’s global plant operating rate was 82 percent, down from 87 percent in the same period of 2007. The Company’s operating rate for the third quarter of 2008 was significantly impacted by actions taken by management in response to lower demand as well as by the U.S. hurricanes.

Personnel count was 46,051 at September 30, 2008, up from 45,856 at December 31, 2007 and 45,315 at September 30, 2007. Headcount increased from year-end 2007 due to recent acquisitions. The addition of research and development employees in India and China in support of the Company’s growth initiatives increased headcount in the fourth quarter of 2007.

Operating expenses (research and development, and selling, general and administrative expenses) totaled $832 million in the third quarter of 2008, up $27 million (3 percent) from $805 million in the third quarter of last year. Compared with last year, research and development (“R&D”) expenses increased $5 million, and selling, general and administrative (“SG&A”) expenses increased $22 million. For the first nine months of 2008, operating expenses totaled $2,511 million, up $189 million (8 percent) from $2,322 million in the first nine months of 2007. The increase in operating expenses was primarily related to planned spending for growth initiatives in the Performance businesses and operating expenses for new acquisitions.

Amortization of intangibles was $21 million in the third quarter of 2008, down slightly from $22 million in the third quarter of last year. For the first nine months of 2008, amortization of intangibles was $68 million, up from $51 million for the same period last year due to 2007 acquisitions. See Note F to the Consolidated Financial Statements for additional information on intangible assets.

During the third quarter of 2008, pretax charges totaling $27 million were recorded for purchased in-process research and development (“IPR&D”) associated with recent acquisitions within the Agricultural Sciences segment. During the third quarter of 2007, pretax charges totaling $59 million were recorded for IPR&D. See Note D to the Consolidated Financial Statements for information regarding these charges. Future costs required to bring the purchased IPR&D projects to technological feasibility are expected to be immaterial.

During the third quarter of 2008, pretax charges totaling $18 million were recorded for legal expenses and other transaction costs related to the pending acquisition of Rohm and Haas Company; these charges are reflected in Unallocated and Other. These charges were expensed in anticipation of a 2009 closing of the acquisition and the application of revised SFAS No. 141, “Business Combinations.”

Dow’s share of the earnings of nonconsolidated affiliates was $266 million in the third quarter of 2008, down from $296 million in the third quarter of last year. Compared with the same quarter of last year, earnings were lower from MEGlobal, Total Raffinaderij Nederland BV and EQUATE Petrochemical Company K.S.C. (“EQUATE”). Earnings improved at Dow Corning Corporation (“Dow Corning”) and the OPTIMAL Group of Companies (“OPTIMAL”). For the first nine months of 2008, Dow’s share of the earnings of nonconsolidated affiliates was $791 million, down from $828 million for the same period last year. Compared with last year, earnings were lower at Equipolymers B.V., Siam Polyethylene Company Limited and MEGlobal. Compared with last year, earnings improved at OPTIMAL, EQUATE and Dow Corning. Results for the second and third quarters of 2008 included Dow’s share of the earnings of Americas Styrenics LLC, a polystyrene joint venture between Dow and Chevron Phillips Chemical with assets in North America and Latin America; the new joint venture began operations in the second quarter of 2008.

On December 13, 2007, the Company and Petrochemical Industries Company (“PIC”) of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 joint venture that will be a market-leading, global petrochemicals company. The proposed joint venture, K-Dow Petrochemicals, to be headquartered in southeast Michigan in the United States, will manufacture and market polyethylene, ethyleneamines, ethanolamines, polypropylene, and polycarbonate and related licensing and catalyst technologies. The joint venture is expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide. The transaction is subject to the completion of definitive agreements, customary conditions and regulatory approvals, and is anticipated to close in late 2008.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net for the third quarter of 2008 was net expense of $34 million, compared with net income of $70 million in the same quarter of 2007, and reflected a decrease in gains/losses on the sales of assets and a decrease in foreign currency exchange results. Year to date, sundry income (expense) – net was income of $49 million, compared with income of $262 million in the first nine months of 2007, reflecting a decrease in gains/losses on the sales of assets and a decrease in foreign currency exchange results.

Net interest expense (interest expense less capitalized interest and interest income) was $137 million in the third quarter of 2008, compared with $120 million in the third quarter of last year. Year to date, net interest expense was $384 million, versus $322 million in the first nine months of 2007. Compared with last year, year-to-date interest income was down $29 million principally due to lower interest rates on investments, while year-to-date interest expense increased $33 million primarily due to increased debt.

The effective tax rate for the third quarter of 2008 was 29.2 percent, versus 60.7 percent for the third quarter of 2007. The tax rate for the third quarter of 2007 was negatively impacted by a change in German tax law that was enacted in August 2007 and included a reduction in the German income tax rate. As a result of the change, the Company adjusted the value of its net deferred tax assets in Germany (using the lower tax rate) and recorded a charge of $362 million against the provision for income taxes in the third quarter of 2007. The effective tax rate for the first nine months of 2008 was 24.9 percent, compared with 33.8 percent for the same period last year. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. In October 2008, the U.S. Congress renewed the expired research and development tax credit retroactive to January 1, 2008. In the fourth quarter of 2008, the Company will record a favorable tax adjustment of approximately $30 million against the provision for income taxes to reflect the 2008 impact of this tax credit.

Net income available for common stockholders was $428 million or $0.46 per share for the third quarter of 2008, compared with $403 million or $0.42 per share for the third quarter of 2007. Net income for the first nine months of 2008 was $2,131 million or $2.26 per share, compared with $2,415 million or $2.49 per share for the same period of 2007.

The following table summarizes the impact of certain items recorded in the three-month periods ended September 30, 2008 and 2007, and previously described in this section:

	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Impact of Hurricanes Gustav and Ike (4)	$(127)	—	$(81)	—	$(0.09)	—
Purchased in-process research and development charges	(27)	$(59)	(27)	$(39)	(0.03)	$(0.04)
Acquisition-related expenses	(18)	—	(18)	—	(0.02)	—
German tax law change	—	—	—	(362)	—	(0.38)
Total	$(172)	$(59)	$(126)	$(401)	$(0.14)	$(0.42)

(1)	Impact on “Income before Income Taxes and Minority Interests”
(2)	Impact on “Net Income Available for Common Stockholders”
(3)	Impact on “Earnings per common share – diluted”
(4)

In addition, the interruption of operations caused by the hurricanes resulted in an estimated pretax $50 million in unrealized margin on lost sales, the equivalent of $0.03 per share, which is not included in the amounts presented in the table.

On July 10, 2008, the Company and Rohm and Haas Company (“Rohm and Haas”) announced a definitive agreement, under which the Company will acquire all outstanding shares of Rohm and Haas common stock for $78 per share in cash. The acquisition of Rohm and Haas will make the Company the world’s leading specialty chemicals and advanced materials company, combining the two organizations’ best-in-class technologies, broad geographic reach and strong industry channels to create a business portfolio with significant growth opportunities.

Financing for the transaction will include equity investments by Berkshire Hathaway Inc. and the Kuwait Investment Authority in the form of convertible preferred stock for $3 billion and $1 billion, respectively. In addition, debt financing of $13 billion has been committed through a Term Loan Agreement with the lenders party thereto – a syndicate of 19 financial institutions – and Citibank, N.A., as administrative agent for the lenders. These financing commitments are conditional upon the closing of the transaction and subject to other customary conditions.

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

SEGMENT RESULTS

The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Unallocated. See Note O to the Consolidated Financial Statements for a reconciliation of EBIT to “Net Income Available for Common Stockholders.”

PERFORMANCE PLASTICS

Performance Plastics sales were $4,252 million in the third quarter of 2008, up 10 percent from $3,877 million in the third quarter of 2007. Compared with the third quarter of 2007, prices increased 14 percent, while volume declined 4 percent. EBIT of $146 million in the third quarter included costs of $35 million due to the impact of two hurricanes which resulted in a temporary outage of the Company’s U.S. Gulf Coast manufacturing facilities. EBIT was down significantly from $409 million in the same period last year, driven by several factors including higher raw material costs, lower sales volume and operating rates due to softening demand, lower equity earnings, the unfavorable impact of currency on costs, and increased spending on business growth initiatives.

Dow Automotive sales for the third quarter of 2008 were up 5 percent from the third quarter of 2007. Prices improved 13 percent, with approximately one third from currency, while volume declined 8 percent. Efforts to increase prices in response to higher raw material costs, coupled with weak demand in North America and increased tightening of consumer credit markets, resulted in lower sales volume for the quarter. Despite higher prices, EBIT for the business declined versus the third quarter of last year due to higher raw material costs, spending associated with asset consolidation activities, the unfavorable impact of currency on costs, and lower sales volume.

Dow Building Solutions sales in the third quarter of 2008 were up 6 percent versus the same quarter last year as an 8 percent increase in prices (largely due to currency) offset a 2 percent decline in volume. Weakness in U.S. residential and commercial construction continued to plague the industry with additional softening in certain regions of Europe, particularly in Spain. Tight credit markets contributed to the increased softness across the industry. Despite a gain recorded in the third quarter from the sale of the TRYMER™ polyisocyanurate foam insulation business, EBIT declined as the impact of higher prices was offset by the impact of higher raw material costs and lower sales volume.

Dow Epoxy sales were up slightly from the third quarter of 2007 with a 9 percent increase in prices offset by an 8 percent decline in volume. The decline in volume was primarily seen in Asia Pacific as demand for electrical laminate applications softened, customers took action to reduce inventory levels, and the business aggressively pursued price increases to offset the impact of higher raw material costs. EBIT for the third quarter of 2008 was down from a year ago due to significantly higher raw material costs, the impact of the hurricanes, and lower sales volume.

Polyurethanes and Polyurethane Systems sales in the third quarter of 2008 were up 9 percent from the third quarter of 2007 as prices improved 16 percent and volume declined 7 percent. The improvement in prices was widespread with solid gains across the entire portfolio and all geographic areas as the business took action to mitigate the impact of increasing raw material costs. Volume declined versus the same period last year due to softening demand for appliance and furniture/bedding applications, aggressive efforts to raise prices and maintain margins, and the impact of the hurricanes which limited supply from the Company’s U.S. Gulf Coast manufacturing facilities. EBIT for the quarter declined versus the third quarter of 2007 as the improvement in prices did not offset the impact of higher raw material costs, the unfavorable impact of currency on costs, lower volume and equity earnings, and the impact of the hurricanes.

Specialty Plastics and Elastomers sales for the third quarter of 2008 were up 19 percent from the third quarter last year driven by an 18 percent increase in prices and a 1 percent gain in volume. Double-digit gains in pricing were realized in all geographic areas as the business responded to rapidly escalating feedstock and raw material costs. Volume improved significantly in Asia Pacific due to a new marketing agreement with Nippon Unicar Company Limited (“NUC”) (a nonconsolidated affiliate), which became effective in the first quarter of 2008. Excluding the impact of the NUC agreement, volume declined as the impact of weak automotive and construction industries in the United States coupled with supply disruptions caused by the hurricanes resulted in a substantial drop in North American sales volume. EBIT declined significantly from the third quarter of 2007 due to the impact of the hurricanes, increasing raw material costs, higher freight costs, lower equity earnings, and lower volume and operating rates.

Technology Licensing and Catalyst sales for the third quarter were up significantly from the same period last year driven by improvement in IMEA. EBIT was also up substantially as a result of the increased revenue.

For the first nine months of 2008, Performance Plastics sales were $12,633 million, up 13 percent from $11,148 million in the first nine months of 2007. Prices were up 12 percent, with currency accounting for half of the increase, while volume improved 1 percent. Volume improved primarily due to the new marketing agreement with NUC. Performance Plastics EBIT in the first nine months of 2008 was $743 million, down from $1,232 million in the first nine months of last year. The decline in EBIT was driven by impacts from the hurricanes, higher raw material, freight and operating costs, the unfavorable impact of currency on costs, reduced operating rates and sales volume, and lower equity earnings.

PERFORMANCE CHEMICALS

Performance Chemicals sales were $2,462 million in the third quarter of 2008, up 14 percent from $2,152 million in the third quarter of 2007. Compared with the third quarter of 2007, prices rose 21 percent and volume decreased 7 percent. The increase in prices was broad-based, with increases reported in all geographic areas and across all major product groups. The decrease in volume was due to the hurricanes which caused temporary outages at several of the Company’s U.S. Gulf Coast manufacturing facilities, and softening demand. EBIT for the third quarter of 2008 was $275 million, up from $219 million in the third quarter of 2007. Compared with the same quarter last year, EBIT increased as the improvement in selling prices and higher equity earnings from Dow Corning offset an increase in raw material costs and costs of $14 million related to the hurricanes. EBIT in the third quarter of last year was reduced by a $9 million charge for purchased in-process research and development related to the acquisition of Wolff Walsrode.

Designed Polymers sales for the quarter were up 9 percent from the third quarter of 2007, as prices increased 10 percent, including the favorable impact of currency, and volume decreased 1 percent. Prices were higher for biocides, methyl cellulosics, acrolein derivatives, and ANGUS Chemical products. Volume was down slightly due to plant outages resulting from the hurricanes. Compared with the third quarter of last year, EBIT increased due to higher prices, despite costs associated with plant outages. EBIT for the third quarter of 2008 was reduced by $2 million for hurricane related costs. EBIT for the third quarter of 2007 includes a $9 million charge for purchased in-process research and development related to the Wolff Walsrode acquisition.

Dow Emulsion Polymers and UCAR Emulsion Systems sales for the quarter were up 17 percent from the third quarter of 2007, as a 31 percent increase in prices more than offset a 14 percent decline in volume. Compared with last year, paper and carpet latex prices were up in all geographic areas. Volume was down due to the downturn in the housing industry as well as difficult conditions in the paper industry, especially in North America. While Specialty latex prices increased, volume declined due to sluggish demand for architectural coatings in North America and Asia Pacific. EBIT for the third quarter of 2008 was up from the same quarter last year due to higher prices which exceeded an increase in raw material costs.

Specialty Chemicals sales were up 17 percent compared with the third quarter of 2007, as a 22 percent increase in prices was partially offset by a 5 percent decrease in volume. Prices were higher versus the same quarter of last year in all geographic areas and were driven by higher raw material costs. Volume declined from the third quarter of last year largely due to temporary plant outages related to the hurricanes. EBIT for the third quarter was higher compared with the third quarter of 2007 due to higher prices and higher equity earnings from OPTIMAL, despite higher raw material costs. EBIT for the third quarter of 2008 was reduced by $12 million for hurricane related costs.

Performance Chemicals sales were $7,261 million for the first nine months of 2008, up 17 percent from $6,225 million in the same period last year, reflecting a 16 percent increase in prices, including the favorable impact of currency, and a 1 percent increase in volume. EBIT for the first nine months of 2008 was $836 million, compared with $825 million in 2007. EBIT increased in 2008 as higher sales and higher equity earnings from OPTIMAL and Dow Corning were partially offset by higher raw material costs, the unfavorable impact of currency on costs, higher freight costs and increased spending on product development and business growth initiatives. EBIT for the first nine months of 2008 included $14 million for hurricane related costs. Results for 2007 were negatively impacted by a $9 million charge for purchased in-process research and development.

AGRICULTURAL SCIENCES

Agricultural Sciences sales were $976 million in the third quarter of 2008, up 24 percent from $788 million in the third quarter of 2007 and a new third quarter sales record for the segment. Compared with the third quarter of 2007, prices rose 16 percent and volume improved 8 percent as growers were motivated to spend more on crop protection in response to farm commodity prices. All geographic areas experienced double-digit increases in sales compared with the same period last year, a result of Dow AgroSciences’ strong product portfolio and robust global agricultural economics. Sales of new herbicide products penoxsulam, pyroxsulam, aminopyralid and spinetoram tripled compared with the third quarter of 2007, and the range and pasture, and sunflower oil businesses posted solid growth. EBIT for the third quarter of 2008 of $61 million, also a new third quarter record for the segment, included in-process research and development charges totaling $27 million related to recent acquisitions and $2 million of costs related to the U.S. hurricanes. EBIT increased from $15 million in the third quarter of 2007 as the improvement in sales exceeded an increase in operating expenses related to growth initiatives and escalating raw material costs. Third quarter 2007 EBIT included in-process research and development costs related to 2007 acquisitions of $50 million.

For the first nine months of 2008, sales for Agricultural Sciences were $3,650 million, up 25 percent from $2,915 million in 2007, as volume increased 11 percent and prices rose 14 percent, with currency accounting for slightly less than one half of the price increase. Strong farm economics, demand for ethanol and biofuel, low global inventory levels and high commodity prices were all key factors which drove sector growth. For the first nine months of 2008, EBIT for the segment was $727 million, up from $505 million in the same period last year, primarily driven by price increases and strong sales volume growth. Year-to-date EBIT for 2008 and 2007 was reduced by in-process research and development charges.

BASIC PLASTICS

Basic Plastics sales for the third quarter of 2008 were $3,535 million, up 7 percent from $3,316 million in the third quarter of last year. Compared with last year, prices increased 25 percent and volume decreased 18 percent. Double-digit price increases were reported in all geographic areas, reflecting the impact of significantly higher feedstock and energy costs. Volume declined in almost all geographic areas as growing concerns about the global economic crisis and rapidly declining oil and gas prices resulted in customers reducing inventories in anticipation of potential price reductions. A significant volume decline was seen in North America due to the May 2008 joint venture formation of Americas Styrenics LLC; the December 2007 closure of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana; as well as the impact of the two U.S. Gulf Coast hurricanes. Volume also diminished in Asia Pacific as customer demand was slow to return following the Olympic Games in China. EBIT for the third quarter was $481 million, down from $556 million in the third quarter of 2007. While the business aggressively raised prices, the increases were not sufficient to offset the significantly higher feedstock and energy and other raw materials costs, and the increased spending for scheduled maintenance turnarounds. EBIT also included costs of $11 million related to the U.S. hurricanes.

Polyethylene sales were up 21 percent from the third quarter of 2007 as prices increased 29 percent and volume decreased 8 percent. Double-digit price increases were seen in all geographic areas in response to feedstock and energy costs which were significantly higher than those in the same period last year. Volume declined in nearly all geographic areas as concerns about the growing global economic crisis and rapidly declining oil and natural gas prices resulted in customers significantly reducing their level of purchases in anticipation of potential price reductions. Volume was lower in China as customers were slow to return to the market following the Olympic Games. Despite the improvement in sales, EBIT for the third quarter of 2008 declined compared with the same period last year, due to higher raw material costs, the unfavorable impact of currency on costs, higher spending for scheduled maintenance turnarounds, and the impact of the hurricanes.

Polypropylene sales were down 4 percent from the third quarter of 2007 as price increases of 21 percent were more than offset by a decrease in volume of 25 percent. Prices increased in nearly all geographic areas in response to rising feedstock and energy costs. Volume in North America was significantly lower as the result of the December 2007 closure of the Company’s polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana. Volume declined in Europe as the result of lower demand and a weaker export market. EBIT was significantly lower than the third quarter of 2007 as the increase in prices was more than offset by higher feedstock and energy costs, and the impact of the hurricanes.

Polystyrene sales for the third quarter of 2008 were down 37 percent compared with the third quarter of 2007. Prices increased 9 percent while volume was down 46 percent, with the decline most pronounced in North America and Latin America due to the formation of Americas Styrenics LLC in May 2008. Volume also declined in Asia Pacific and Europe as higher prices resulted in lower demand. Volumes were also lower in China as customers were slow to return to the market following the Olympic Games. Prices were higher in all geographic areas as the result of higher feedstock and energy costs. EBIT was down significantly from the third quarter of 2007 as higher feedstock and energy costs and higher other raw material costs more than offset the improvement in prices.

Basic Plastics sales for the first nine months of 2008 were $10,807 million, up 15 percent from $9,390 million in the same period in 2007. Compared with 2007, prices were up 23 percent, while volume declined 8 percent. EBIT for the first nine months of 2008 was $1,296 million, down from $1,612 million in the same period in 2007. While the business increased prices significantly, the increases were not sufficient to offset the higher feedstock and energy costs, higher other raw material costs, the unfavorable impact of currency on costs, lower equity earnings, and the impact of the hurricanes. In the first nine months of 2007, EBIT was favorably impacted by a gain on the sale of a low density polyethylene plant at Cubatão, Brazil.

BASIC CHEMICALS

Basic Chemical sales were $1,500 million for the third quarter of 2008, flat compared to $1,507 million in the third quarter of 2007. Prices increased 20 percent, while volume declined 20 percent. Prices for ethylene glycol (“EG”) decreased during the quarter due to deteriorating global economic conditions and weakening demand. EG volume declined in Europe due to a planned turnaround at the Terneuzen, The Netherlands production facility and in the United States due to the temporary outage of the Company’s U.S. Gulf Coast manufacturing facilities as a result of the two hurricanes. EG volume declined as customers reduced inventories and increased industry capacity came on stream. Caustic soda reported significant improvements in prices as a result of tight demand in all geographic areas. Volume for caustic soda declined significantly due to the temporary outages of the Company’s U.S. Gulf Coast manufacturing facilities due to the two hurricanes, which resulted in the declaration of a force majeure in North America; the sale of the

Company’s caustic soda distribution business in Western Canada in the fourth quarter of 2007; and slowing demand for chlorine derivatives. Prices increased for vinyl chloride monomer (“VCM”) driven by higher feedstock and energy costs. Volume for VCM decreased compared with last year due to the two hurricanes which forced the temporary outages at the Company’s U.S. Gulf Coast manufacturing facilities, customers decreasing inventory in anticipation of potential price reductions due to declining feedstock prices and weak demand for polyvinyl chloride in North America. Solvents and intermediates also reported strong price increases, particularly in North America, driven by higher feedstock and energy costs. Volume decreased due to weak economic conditions. Despite higher selling prices and higher equity earnings from OPTIMAL, EBIT for the third quarter of 2008 fell to $64 million, from $205 million in the third quarter of last year due to significantly higher feedstock and energy costs, deteriorating economic conditions that resulted in lower volumes and lower equity earnings from MEGlobal and EQUATE. EBIT was negatively impacted by $26 million in costs related to the temporary outages resulting from the hurricanes.

For the first nine months of 2008, sales for Basic Chemicals were $4,701 million, up 11 percent from $4,233 million for the same period last year, as prices increased 22 percent and volume decreased 11 percent. EBIT for the first nine months of 2008 was $252 million, down from $504 million in the same period of last year as increased prices and higher equity earnings from OPTIMAL did not offset the increase in feedstock and energy costs, lower volume and decreased equity earnings from MEGlobal and EQUATE.

HYDROCARBONS AND ENERGY

Hydrocarbons and Energy sales for the third quarter of 2008 were $2,611 million, up 43 percent from $1,828 million in the third quarter of 2007. Prices increased 40 percent, while volume increased 3 percent. The increase in selling prices in the third quarter of 2008 was driven by significantly higher overall feedstock, monomer and energy prices. Sales of monomers increased compared with the same quarter of last year due to a styrene supply contract with Americas Styrenics LLC. For the first nine months of 2008, sales were $7,394 million for the segment, up 46 percent from $5,063 million in the same period of 2007, with a 39 percent increase in prices and a 7 percent increase in volume. Net costs for the third quarter of 2008 included $36 million of costs related to the U.S. hurricanes.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at net cost. As a result, EBIT for this operating segment was at or near breakeven for the three months and nine months ended September 30, 2008 and 2007.

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

EBIT for the third quarter of 2008 was a loss of $256 million, compared with a loss of $199 million in the third quarter of 2007. Compared with the same quarter of last year, EBIT for the third quarter of 2008 reflected lower foreign exchange hedging results, decreased earnings from insurance company operations and increased spending related to acquisitions, including $18 million for legal expenses and other transaction costs related to the pending acquisition of Rohm and Haas Company, partially offset by decreased performance-based compensation expense (including stock-based compensation).  EBIT for the third quarter of 2008 also included $3 million in costs related to the hurricanes.

EBIT for the first nine months of 2008 was a loss of $548 million, compared with a loss of $596 million in the same period last year. Year to date, EBIT reflected a reduction in performance-based compensation expense compared with 2007 and the absence of tax contingencies of approximately $40 million related to franchise taxes recorded in the first quarter of 2007, partially offset by a lower foreign exchange hedging results and increased spending related to acquisitions.

Sales Volume and Price by Operating Segment and Geographic Area

	Three Months Ended Sept. 30, 2008			Nine Months Ended Sept. 30, 2008
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Performance Plastics	(4)%	14%	10%	1%	12%	13%
Performance Chemicals	(7)	21	14	1	16	17
Agricultural Sciences	8	16	24	11	14	25
Basic Plastics	(18)	25	7	(8)	23	15
Basic Chemicals	(20)	20	—	(11)	22	11
Hydrocarbons and Energy	3	40	43	7	39	46
Total	(9)%	22%	13%	(1)%	20%	19%
Geographic areas
United States	(15)%	20%	5%	(8)%	17%	9%
Europe	(6)	25	19	1	24	25
Rest of World	(3)	20	17	5	17	22
Total	(9)%	22%	13%	(1)%	20%	19%

OUTLOOK

Economic issues and declining consumer confidence within the United States is now being seen in the global economy. Turmoil in the financial markets is straining the availability of credit. Inflation concerns have generally been replaced by recession and credit concerns. Demand is softening around the world; and it appears that a global recession throughout 2009 is likely.

Slowing demand has continued in the building and construction, automotive and furniture industries. The decline in sales that has been evident within the U.S. automotive and building and construction industries is now also being seen in Europe. Reduced U.S. consumer spending on durable goods is expected to continue; however, the impact on home consumables is expected to be less prevalent. The Company expects demand for clean water to continue to drive growth in water-related products. Growth remains strong in food, pharmaceuticals, personal care and oil and gas industries.

Purchased feedstock and energy costs are expected to remain volatile in the fourth quarter of 2008, and could be down significantly from third quarter 2008 levels. The supply/demand balance in the ethylene chain is expected to continue to weaken in the fourth quarter of 2008 and beyond due to the start up of additional industry capacity.

The Company remains cautious about the future due to slowing of global demand and the heightened financial market turmoil. The Company will remain focused on financial discipline with the continued implementation of its transformational strategy.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary

	Nine Months Ended
In millions	Sept. 30, 2008	Sept. 30, 2007
Cash provided by (used in):
Operating activities	$2,462	$3,254
Investing activities	(1,937)	(2,086)
Financing activities	(54)	(2,022)
Effect of exchange rate changes on cash	54	42
Net change in cash and cash equivalents	$525	$(812)

In the first nine months of 2008, cash provided by operating activities decreased compared with the same period last year primarily due to lower earnings and a change in the provision for deferred income taxes, partially offset by lower working capital requirements.

Cash used in investing activities in the first nine months of 2008 was down compared with the same period last year as a decrease in investments in consolidated affiliates (2007 included the acquisitions of Wolff Walsrode and Hyperlast Limited) was partially offset by higher capital expenditures and increased investments in nonconsolidated affiliates, including the formation of Americas Styrenics LLC in the second quarter of 2008. In addition, cash used in investing activities was reduced in 2008 by proceeds from sales of consolidated companies, principally related to the sale of Haltermann companies.

Cash used by financing activities in the first nine months of 2008 decreased significantly compared with the same period last year primarily due to the issuance of commercial paper and long-term debt, partially offset by a reduction in proceeds from sales of common stock (related to the exercise of stock options and the Employees’ Stock Purchase Plan).

Despite the current difficult economic market environment, the Company is expected to have sufficient liquidity and financial flexibility to meet all of its business obligations. Issuance of commercial paper as well as the regular issuance of medium–term notes has continued.

On August 29, 2006, the Board of Directors approved a plan (the “2006 Plan”) to shut down a number of the Company’s manufacturing facilities. These shutdowns are scheduled to be completed by the end of the first quarter of 2009. On December 3, 2007, the Board of Directors approved a restructuring plan (the “2007 Plan”) that includes the shutdown of a number of assets and organizational changes within targeted functions. These restructuring activities are expected to be completed by the end of 2009. The restructuring activities related to both the 2006 Plan and the 2007 Plan are expected to result in additional cash expenditures of approximately $265 million over the next few years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities, and pension plan settlement costs. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital

In millions	Sept. 30, 2008	Dec. 31, 2007
Current assets	$19,676	$18,654
Current liabilities	14,149	12,445
Working capital	$5,527	$6,209
Current ratio	1.39:1	1.50:1
Days-sales-outstanding-in-receivables	38	38
Days-sales-in-inventory	62	61

Total Debt

In millions	Sept. 30, 2008	Dec. 31, 2007
Notes payable	$2,407	$1,548
Long-term debt due within one year	1,743	586
Long-term debt	8,257	7,581
Total debt	$12,407	$9,715
Debt as a percent of total capitalization	38.6%	31.8%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At September 30, 2008, there was $2.0 billion of commercial paper outstanding. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available $3 billion five-year revolving credit facility with various U.S. and foreign banks. This credit facility matures in April 2011.

At September 30, 2008, the Company had $40 million of SEC-registered securities available for issuance under a U.S. shelf registration, Euro 5 billion (approximately $7.2 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $477 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on July 31, 2006, and renewed on July 31, 2008. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 23, 2007. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units.

During the third quarter of 2008, the other partner of Hobbes Capital S.A. (“Hobbes”), which is a consolidated foreign subsidiary of the Company, redeemed its $674 million ownership in Hobbes. Also during the third quarter of 2008, Calvin Capital LLC (“Calvin”), a wholly owned subsidiary of the Company, issued a three-year $674 million note payable with a floating rate based on London Interbank Offered Rate (“LIBOR”). These transactions were cash neutral to the Company. For further information on these transactions see Notes I and K to the Consolidated Financial Statements.

On May 1, 2008, the Company issued $800 million in unsecured notes with a coupon rate of 5.70 percent, semi-annual interest payments due every May and November, and the principal amount due at maturity on May 15, 2018. In the second quarter of 2008, the Company also issued $116 million in medium-term notes with varying maturities in 2013 and 2015 and at various interest rates averaging 5.07 percent. In the third quarter of 2008, the Company issued $298 million in medium-term notes with varying maturities in 2013, 2015 and 2018 and at various interest rates averaging 5.81 percent. Net proceeds from the notes will be used for general corporate purposes, which may include funding of capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At September 30, 2008, the Company was in compliance with all of these covenants and default provisions.

On October 26, 2006, the Company announced that its Board of Directors had approved a share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock (the “2006 Program”). Purchases under the 2006 Program began in March 2007. In 2007, the Company purchased 26,225,207 shares of the Company’s common stock under the 2006 Program. In the third quarter of 2008, the Company purchased 1,479,521 shares of the Company’s common stock under the 2006 Program, bringing the number of shares purchased in 2008 to 21,867,831 shares and the total number of shares purchased under this program to 48,093,038 shares, and bringing the program to a close. See PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

On July 10, 2008 the Company and Rohm and Haas Company (“Rohm and Haas”) announced a definitive agreement, under which the Company will acquire all outstanding shares of Rohm and Haas common stock for $78 per share in cash. Financing for the transaction will include equity investments by Berkshire Hathaway Inc. and the Kuwait Investment Authority in the form of convertible preferred stock for $3 billion and $1 billion, respectively. In addition, debt financing of $13 billion has been committed through a Term Loan Agreement with the lenders party thereto – a syndicate of 19 financial institutions – and Citibank, N.A., as administrative agent for the lenders. These financing commitments are conditional upon the closing of the transaction and subject to other customary conditions.

Fair Value Measurements

Assets and liabilities measured at fair value are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on a bid or bid evaluation are classified as Level 2. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. The Company currently has no assets or liabilities that are valued using unobservable inputs and therefore no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Note G to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining impairment. For equity securities, the Company’s investment guidelines require investment in Standard & Poor’s (“S&P”) 500 companies and allow investment in up to 25 companies outside of the S&P 500. In the third quarter of 2008, other-than-temporary impairment write downs were immaterial to the Company.

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

In January 2008, the Company entered into a new 11-year contract for the purchase of ethylene-related products beginning in 2010. At September 30, 2008, the fixed and determinable portion of the take-or-pay commitment associated with this new contract was $59 million in 2010, $118 million in 2011, $118 million in 2012 and $944 million in 2013 and beyond. In June 2008, the Company entered into a new 20-year contract for the purchase of power and steam beginning in 2011. At September 30, 2008, the fixed and determinable portion of the take-or-pay commitment associated with this new contract was $23 million in 2011, $69 million in 2012 and $1,460 million in 2013 and beyond.

See Note H to the Consolidated Financial Statements for further information on purchase commitments.

The following table represents long-term debt obligations and expected cash requirements for interest at September 30, 2008, reflecting the additional debt issued in the second and third quarters of 2008, as outlined previously.

Contractual Obligations at September 30, 2008

	Payments Due by Year
In millions	2008	2009	2010	2011	2012	2013 and beyond	Total
Long-term debt – current and noncurrent (1)	$500	$1,452	$1,049	$1,526	$1,004	$4,469	$10,000
Expected cash requirements for interest (1)	$586	$581	$531	$460	$354	$4,442	$6,954

(1)	Updated to reflect additional debt issued in the second and third quarters of 2008 (see Note I to the Consolidated Financial Statements).

Contractual Obligations at December 31, 2007

	Payments Due by Year
In millions	2008	2009	2010	2011	2012	2013 and beyond	Total
Long-term debt – current and noncurrent	$586	$777	$1,065	$1,548	$1,006	$3,185	$8,167
Expected cash requirements for interest	$504	$472	$421	$359	$276	$4,223	$6,255

The Company had outstanding guarantees at September 30, 2008. Additional information related to these guarantees can be found in the “Guarantees” table provided in Note H to the Consolidated Financial Statements.

Dividends

On September 11, 2008, the Company declared a quarterly dividend of $0.42 per share, payable on October 30, 2008, to stockholders of record on September 30, 2008. Since 1912, the Company has paid a cash dividend every quarter and, in each instance, Dow has maintained or increased the amount of the dividend, adjusted for stock splits. During that 96-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time) and maintained the amount of the quarterly dividend approximately 88 percent of the time.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2008	2007
Claims unresolved at January 1	90,322	111,887
Claims filed	8,357	7,696
Claims settled, dismissed or otherwise resolved	(15,856)	(15,681)
Claims unresolved at September 30	82,823	103,902
Claimants with claims against both UCC and Amchem	26,184	35,114
Individual claimants at September 30	56,639	68,788

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

Based on Union Carbide’s review of 2008 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2008. Union Carbide’s asbestos-related liability for pending and future claims was $1.0 billion at September 30, 2008. Approximately 27 percent of the recorded liability related to pending claims and approximately 73 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs

	Nine Months Ended		Aggregate Costs
In millions	Sept. 30, 2008	Sept. 30, 2007	to Date as of Sept. 30, 2008
Defense costs	$37	$58	$602
Resolution costs	$90	$48	$1,360

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the third quarter of 2008 ($16 million in the third quarter of 2007) and $30 million in the first nine months of 2008 ($58 million in the first nine months of 2007), and was reflected in “Cost of sales.”

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2008, Union Carbide has reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $415 million at September 30, 2008 and $467 million at December 31, 2007. At September 30, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2008	Dec. 31, 2007
Receivables for defense costs	$35	$18
Receivables for resolution costs	245	253
Total	$280	$271

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

*Using a 95 percent confidence level

The Company’s daily VAR for the aggregate of trading and non-trading positions using the variance/covariance statistical model increased from a total VAR of $96 million at December 31, 2007 to a total of $140 million at September 30, 2008. The increase related primarily to an increase in the interest rate VAR from $57 million to $89 million, principally due to an increase in interest rate volatility, and an increase in the commodities VAR from $17 million to $31 million primarily due to an increase in commodity price volatility.

In the first quarter of 2008, the Company changed its primary VAR methodology from a variance/covariance statistical model to a historical simulation model to more effectively capture co-movements in market rates across different market risk exposure categories. In the new historical simulation model, a 97.5 percent confidence level is used and the historical scenario period includes at least six months of historical data. The new historical simulation model resulted in a composite daily VAR of $80 million at September 30, 2008; the VAR calculated for the individual exposure categories was $2 million for foreign exchange exposure, $84 million for interest rate exposure, $15 million for equities exposure and $24 million for commodities exposure.

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

The Dow Chemical Company and Subsidiaries

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the third quarter of 2008. For a summary of the history and current status of this matter, see Note H to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters

The Company and the Texas Commission on Environmental Quality (the “TCEQ”) combined 12 Notices of Enforcement (“NOEs”) issued by the TCEQ in relation to the Company’s Freeport, Texas site into a single enforcement matter for resolution. Nine of the 12 initial penalty assessments associated with the NOEs were received by the Company in the second quarter of 2006. The 12 NOEs primarily relate to alleged fugitive air emissions, air emission events and environmental recordkeeping violations; and seek a combined civil penalty of $858,738. On October 8, 2008, the TCEQ and the Company agreed to settle these and several additional, similar matters for a combined civil penalty of $648,904, half of which will be paid to the TCEQ, with the balance to be used to purchase low emission school buses for use near the Company’s Freeport, Texas site.

The Company received an Administrative Complaint dated September 26, 2008 from the United States Environmental Protection Agency (“EPA”) - Region 1 office notifying the Company of the EPA’s intent to assess civil penalties in the proposed amount of $330,112 for seven alleged violations of the Company’s Allyn’s Point, Connecticut manufacturing facilities’ Title V Clean Air Act Operating Permit and Title V regulations. The seven alleged violations relate primarily to environmental recordkeeping infractions, failure to follow required work practices and one alleged violation of volatile organic compound (“VOC”) emission requirements. The Company has requested an informal settlement conference and intends to request a formal administrative hearing to contest the allegations and the proposed penalty, if necessary. While the Company expects that the penalty will be reduced, resolution may result in a civil penalty in excess of $100,000.

ITEM 1A.  RISK FACTORS.

The factors described below represent the Company’s principal risks. Except as otherwise indicated, these factors may or may not occur and the Company is not in a position to express a view on the likelihood of any such factor occurring. Other factors may exist that the Company does not consider significant based on information that is currently available or that the Company is not currently able to anticipate.

Volatility in purchased feedstock and energy costs impact Dow’s operating costs and add variability to earnings.

During 2007, purchased feedstock and energy costs continued to rise, adding an additional $2.5 billion of costs compared with 2006 and accounting for 49 percent of the Company’s total production costs and operating expenses in 2007, unchanged from 2006 and up from 47 percent in 2005. Purchased feedstock and energy costs are expected to remain high and volatile throughout 2008. As of the end of the third quarter of 2008, these costs were up $7.2 billion, an increase of 45 percent, over the same period of 2007. The Company uses its feedstock flexibility and financial and physical hedging programs to lower overall feedstock costs. However, when these costs increase, the Company is not always able to immediately raise selling prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. As a result, increases in these costs could negatively impact the Company’s results of operations.

Volatility and disruption of financial markets could affect access to credit.

The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company.

The earnings generated by the Company’s basic chemical and basic plastic products will vary from period to period based in part on the balance of supply relative to demand within the industry.

The balance of supply relative to demand within the industry may be significantly impacted by the addition of new capacity. For basic commodities, capacity is generally added in large increments as world-scale facilities are built. This may disrupt industry balances and result in downward pressure on prices due to the increase in supply, which could negatively impact the Company’s results of operations.

Adverse conditions in the global economy and disruption of financial markets could negatively impact Dow’s customers and therefore Dow’s results of operations.

An economic downturn in the businesses or geographic areas in which Dow sells its products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on Dow’s results of operations. Volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on Dow’s results of operations.

If key suppliers are unable to provide the raw materials required for production, Dow may not be able to obtain the raw materials from other sources on as favorable terms.

The Company purchases hydrocarbon raw materials including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. The Company also purchases electric power, benzene, ethylene, propylene and styrene to supplement internal production, and other raw materials. If the Company’s key suppliers are unable to provide the raw materials required for production, it could have a negative impact on Dow’s results of operations. For example, during 2005 and again in the third quarter of 2008, the Company experienced temporary supply disruptions related to major hurricanes that hit the U.S. Gulf Coast. In addition, volatility and disruption of financial markets could limit suppliers’ ability to obtain adequate financing to maintain operations that could have a negative impact on Dow’s results of operations.

The Company experiences substantial competition in each of the operating segments and geographic areas in which it operates.

Historically, the chemical industry has operated in a competitive environment, and that environment is expected to continue. In addition to other chemical companies, the chemical divisions of major international oil companies provide substantial competition. Dow competes worldwide on the basis of quality, price and customer service. Increased levels of competition could result in lower prices or lower sales volume, which would have a negative impact on the Company’s results of operations.

Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.

The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At September 30, 2008, the Company had accrued obligations of $306 million ($322 million at December 31, 2007) for environmental remediation and restoration costs, including $23 million ($28 million at December 31, 2007) for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

The Company is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions.

Certain of the claims and lawsuits facing the Company purport to be class actions and seek damages in very large amounts. All such claims are being contested. With the exception of the possible effect of the asbestos-related liability of Union Carbide Corporation (“Union Carbide”), described below, it is the opinion of the Company’s management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Company’s consolidated financial statements.

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At September 30, 2008, Union Carbide’s asbestos-related liability for pending and future claims was $1.0 billion ($1.1 billion at December 31, 2007) and its receivable for insurance recoveries related to its asbestos liability was $415 million ($467 million at December 31, 2007). At September 30, 2008, Union Carbide also had receivables of $280 million ($271 million December 31, 2007) for insurance recoveries for defense and resolution costs. It is the opinion of the Company’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the

Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

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

Failure to protect the Company’s intellectual property could negatively affect its future performance and growth.

The Company continually applies for and obtains U.S. and foreign patents to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company relies on patents, confidentiality agreements and internal security measures to protect its intellectual property. Failure to protect this intellectual property could negatively affect the Company’s future performance and growth.

Weather-related matters could impact the Company’s results of operations.

In 2005 and again in the third quarter of 2008, major hurricanes caused significant disruption in Dow’s operations on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, which had an adverse impact on volume and cost for some of Dow’s products. If similar weather-related matters occur in the future, it could negatively affect Dow’s results of operations, due to the Company’s substantial presence on the U.S. Gulf Coast.

The Company’s global business operations give rise to market risk exposure.

The Company’s global business operations give rise to market risk exposure related to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks, Dow enters into hedging transactions, pursuant to established guidelines and policies. If Dow fails to effectively manage such risks, it could have a negative impact on the Company’s consolidated financial statements.

The value of investments are influenced by economic and market conditions.

The current economic environment could negatively impact the fair value of pension assets, which could increase future funding requirements of the pension trusts.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2008:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program (2)	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program (2)
July 2008	1,940	$31.67	—	$50,007,925
August 2008	76,413	$34.58	75,921	$47,382,372
September 2008	1,454,296	$33.81	1,403,600	—
Third quarter 2008	1,532,649	$33.85	1,479,521	—

(1)         Includes 53,128 shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

(2)         On October 26, 2006, the Company announced that the Board of Directors had approved a share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock. Purchases under this program began in March 2007 and were completed in the third quarter of 2008.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 52 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries

Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: AFFINITY, AIRSTONE, AMBITROL, AMPLIFY, ASPUN, ATTANE, BETABRACE, BETADAMP, BETAFOAM, BETAGUARD, BETAMATE, BETASEAL, BYKFIL, CALIBRE, CANGUARD, CARBITOL, CARBOWAX, CELLOSIZE, CELLOSOLVE, CILBOND, CILCAST, CLEAR+STABLE, COMBOTHERM, CONTINUUM, CYCLOTENE, D.E.H., D.E.N., D.E.R., DOW, DOW XLA, DOWCAL, DOWEX, DOWEX QCAT, DOWFAX, DOWFLAKE, DOWFROST, DOWICIDE, DOWLEX, DOWPER, DOWTHERM, DUOTHANE, ECHELON, ELITE, EMERGE, ENFORCER, ENGAGE, ENHANCER, ETHOCEL, EVOCAR, FILMTEC, FLEXOMER, FORTEFIBER, FOUNDATIONS, FROTH-PAK, GREAT STUFF, HYPOL, IMPAXX, INSPIRE, INSTA-STIK, INTEGRAL, ISOFIL, ISONATE, ISOPLAST, LIQUIDOW, LP OXO, MAGNUM, MAXIBOOST, MAXICHECK, MAXISTAB, METEOR, METHOCEL, MONOTHANE, NEOCAR, NORDEL, NORKOOL, NORMAX, OPTIM, PAPI, PELADOW, PELLETHANE, PFĒNEX EXPRESSION TECHNOLOGY, POLYOX, POLYPHOBE, POR-A-MOLD, PRIMACOR, PROCITE, PULSE, QBIS, REDI-LINK, RENUVA, SAFE-TAINER, SARAN, SARANEX, SATINFX, SENTRY, SHAC, SI-LINK, SILK, SOLIDAIR, SPECFLEX, SPECTRIM, STEVENS ROOFING SYSTEMS, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SYNALOX, SYNTACTIC,  TERGITOL,THERMAX, TILE BOND, TRAFFIDECK, TRAFIGRIP, TRENCHCOAT, TRITON, TUFLIN, TYRBOND, TYRIL, TYRIN, UCAR, UCARE, UCARHIDE, UCARKLEAN, UCARSOL, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL, VERDISEAL, VERSENE, VERSIFY, VORACOR, VORACTIV, VORALAST, VORALUX, VORAMER, VORANATE, VORANOL, VORASTAR, WALOCEL, WEATHERMATE, XITRACK

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report:  AGROMEN, CLINCHER, DAIRYLAND, DELEGATE, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, SENTRICON, SIMPLICITY, STARANE, TELONE, TORDON, TRACER NATURALYTE, TRIUMPH, VIKANE, WIDESTRIKE

The following trademark of Dow Corning Corporation appears in this report:  SYLTHERM

Dow is a distributor of SYLTHERM products manufactured by Dow Corning Corporation

The following trademark of Ann Arbor Technical Services, Inc. appears in this report:  GeoMorph

The following trademark of Illinois Tool Works appears in this report:  TRYMER

The Dow Chemical Company and Subsidiaries

Signature

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY

Registrant

Date: October 28, 2008

/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller

The Dow Chemical Company and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3(ii)

The Bylaws of The Dow Chemical Company, as amended and re-adopted in full on October 8, 2008, effective October 9, 2008, incorporated by reference to Exhibit 99.1 to The Dow Chemical Company Current Report on Form 8-K filed on October 14, 2008.

10(cc)	A copy of The Dow Chemical Company Non-Employee Director Voluntary Elective Deferral Plan, amended and restated on October 8, 2008, effective as of January 1, 2005.

10(mm)

Term Loan Agreement, dated as of September 8, 2008, among The Dow Chemical Company, as borrower, the lenders party thereto and Citibank, N.A, as administrative agent for the lenders, incorporated by reference to Exhibit 99.1 to The Dow Chemical Company Current Report on Form 8-K filed on September 9, 2008.

10(nn)

Investment Agreement, dated as of October 27, 2008, between The Dow Chemical Company and Berkshire Hathaway Inc., incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on October 27, 2008.

10(oo)

Investment Agreement, dated as of October 27, 2008, between The Dow Chemical Company and The Kuwait Investment Authority, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on October 27, 2008.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.