Form 10-K
period 2008-12-31
DOW CHEMICAL CO /DE/
filed 2009-02-20
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

Commission file number: 1-3433

THE DOW CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		38-1285128 (I.R.S. Employer Identification No.)
2030 DOW CENTER, MIDLAND, MICHIGAN 48674 (Address of principal executive offices) (Zip Code) Registrant’s telephone number, including area code: 989-636-1000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $2.50 per share Debentures, 6.85%, final maturity 2013		Name of each exchange on which registered Common Stock registered on the New York and Chicago Stock Exchanges Debentures registered on the New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                        ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by

reference in Part III of this Form 10-K or any amendment to this Form 10-K		☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐ Yes ☑ No

The aggregate market value of voting stock held by non-affiliates as of June 30, 2008 (based upon the closing price of $34.91 per common share as quoted on the New York Stock Exchange), was approximately $32.2 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors, Officers and the Dow Employees’ Pension Plan Trust would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2008 was 922,805,097 shares.

Total common stock outstanding at January 31, 2009 was 924,346,271 shares.

DOCUMENTS INCORPORATED BY REFERENCE Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2009.

The Dow Chemical Company and Subsidiaries
PART I, Item 1. Business.

THE COMPANY

The Dow Chemical Company was incorporated in 1947 under Delaware law and is the successor to a Michigan corporation, of the same name, organized in 1897. Except as otherwise indicated by the context, the terms “Company” or “Dow” as used herein mean The Dow Chemical Company and its consolidated subsidiaries. On February 6, 2001, the merger of Union Carbide Corporation (“Union Carbide”) with a subsidiary of The Dow Chemical Company was completed, and Union Carbide became a wholly owned subsidiary of Dow.

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

BUSINESS AND PRODUCTS

Corporate Profile
Dow is a diversified chemical company that combines the power of science and technology with the “Human Element” to constantly improve what is essential to human progress. The Company delivers a broad range of products and services to customers in approximately 160 countries, connecting chemistry and innovation with the principles of sustainability to help provide everything from fresh water, food and pharmaceuticals to paints, packaging and personal care products. In 2008, Dow had annual sales of $57.5 billion and employed approximately 46,000 people worldwide. The Company has 150 manufacturing sites in 35 countries and produces approximately 3,300 products. The following descriptions of the Company’s operating segments include a representative listing of products for each business.

PERFORMANCE PLASTICS
Applications: automotive interiors, exteriors, under-the-hood and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • footwear • home and office furnishings:  kitchen appliances, power tools, floor care products, mattresses, carpeting, flooring, furniture padding, office furniture • information technology equipment and consumer electronics • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications

Dow Automotive is a leading global provider of technology-driven solutions that meet consumer demands for vehicles that are safer, stronger, quieter, lighter, cleaner, more comfortable and stylish. The business provides plastics, adhesives, glass bonding systems, emissions control technology, films, fluids, structural enhancement and acoustical management solutions to original equipment manufacturers, tier, aftermarket and commercial transportation customers. With offices and application development centers around the world, Dow Automotive provides materials science expertise and comprehensive technical capabilities to its customers worldwide.

•
Products: BETAFOAM™ NVH and structural foams; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; DOW™ polyethylene resins; IMPAXX™ energy management foam; INSPIRE™ performance polymers; INTEGRAL™ adhesive films; ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; MAGNUM™ ABS resins; PELLETHANE™ thermoplastic polyurethane elastomers; Premium brake fluids and lubricants; PULSE™ engineering resins; SPECFLEX™ semi-flexible polyurethane foam systems; VORACTIV™ polyether and copolymer polyols

Dow Building Solutions manufactures and markets an extensive line of insulation, weather barrier, and oriented composite building solutions and adhesives. The business is the recognized leader in extruded polystyrene (XPS) insulation, known industry-wide by its distinctive Blue color and the Dow STYROFOAM™ brand for more than 60 years.

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

•
Products: AIRSTONE™ epoxy systems; D.E.H.™ epoxy curing agents or hardeners; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy resin waterborne emulsions and dispersions; Epoxy intermediates (acetone, allyl chloride, bisphenol A, epichlorohydrin, and phenol); FORTEGRA™ epoxy tougheners; Glycidyl methacrylate (GMA); UCAR™ solution vinyl resins

The Polyurethanes and Polyurethane Systems business is a leading global producer of polyurethane raw materials and polyurethane systems. Dow’s polyurethane products and fully formulated polyurethane systems are used for a broad range of applications including construction, automotive, appliance, furniture, bedding, shoe soles, decorative molding, athletic equipment and more.

•
Products: ECHELON™ polyurethane prepolymer; ENFORCER™ and ENHANCER™ for polyurethane carpet and turf backing; HYPOL™ prepolymers; ISONATE™ MDI; MONOTHANE™ single component polyurethane elastomers; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; RENUVA™ Renewable Resource Technology; SPECFLEX™ copolymer polyols; TRAFFIDECK™ and VERDISEAL™ waterproofing systems; VORACOR™ and VORALAST™ polyurethane systems and VORALAST™ R renewable content system; VORALUX™ and VORAMER™ MR series; VORANATE™ isocyanate; VORANOL™ VORACTIV™ polyether and copolymer polyols; VORASTAR™ polyurethane systems; XITRACK™ polyurethane rail ballast stabilization systems

Specialty Plastics and Elastomers includes a broad range of engineering plastics and compounds, performance elastomers and plastomers, monomers, specialty copolymers, synthetic rubber, polyvinylidene chloride resins and films (PVDC), and specialty film substrates. Key applications include automotive, adhesives, civil construction, wire and cable, building and construction, consumer electronics and appliances, food and specialty packaging, textiles, and footwear.

•
Products: AFFINITY™ polyolefin plastomers (POPs); AMPLIFY™ functional polymers; CALIBRE™ polycarbonate resins; DOW XLA™ elastic fiber; EMERGE™ advanced resins; ENGAGE™ polyolefin elastomers; FLEXOMER™ very low density polyethylene (VLDPE) resins; INTEGRAL™ adhesive films; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; NORDEL™ hydrocarbon rubber; PELLETHANE™ thermoplastic polyurethane elastomers; PRIMACOR™ copolymers; PROCITE™ window envelope films; PULSE™ engineering resins; REDI-LINK™ polyethylene-based wire & cable insulation compounds; SARAN™ PVDC resin and SARAN™ PVDC film; SARANEX™ barrier films; SI-LINK™ polyethylene-based low voltage insulation compounds; TRENCHCOAT™ protective films; TYRIL™ SAN resins; TYRIN™ chlorinated polyethylene; UNIGARD™ HP high-performance flame-retardant compounds; UNIGARD™ RE reduced emissions flame-retardant compounds; UNIPURGE™ purging compound; VERSIFY™ plastomers and elastomers

The Technology Licensing and Catalyst business includes licensing and supply of related catalysts, process control software and services for the UNIPOL™ polypropylene process, the METEOR™ process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO™ process for oxo alcohols, the Mass ABS process technology and Dow’s proprietary technology for production of purified terephthalic acid (PTA). Licensing of the UNIPOL™ polyethylene process and sale of related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture of Union Carbide.

•
Products: LP OXO™ SELECTOR™ technology and NORMAX™ catalysts; METEOR™ EO/EG process technology and catalysts; PTA process technology; UNIPOL™ PP process technology and SHAC™ and SHAC™ ADT catalyst systems

PERFORMANCE CHEMICALS
Applications: agricultural and pharmaceutical products and processing • building materials • chemical processing and intermediates • electronics • food processing and ingredients • gas treating solvents • household products • metal degreasing and dry cleaning • oil and gas treatment • paints, coatings, inks, adhesives, lubricants • personal care products • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

Designed Polymers is a business portfolio of products and systems characterized by unique chemistry, specialty functionalities, and people with deep expertise in regulated industries. Within Designed Polymers, Dow Water Solutions offers technology-based solutions for desalination, water purification, trace contaminant removal and water recycling. Also in Designed Polymers, businesses such as Dow Wolff Cellulosics, Dow Biocides and ANGUS Chemical Company (a wholly owned subsidiary of Dow), develop and market a range of products that enhance or enable key physical and sensory properties of end-use products in applications such as food, pharmaceuticals, oil and gas, paints and coatings, personal care, and building and construction.

•
Products and Services: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals; CANGUARD™ BIT preservatives; CELLOSIZE™ hydroxyethyl cellulose; Chiral compounds and biocatalysts; CLEAR+STABLE™ carboxymethyl cellulose; CYCLOTENE™ advanced electronics resins; DOW™ electrodeionization; DOW™ latex powders; DOW™ ultrafiltration; DOWEX™ ion exchange resins; DOWICIDE™ antimicrobial bactericides and fungicides; FILMTEC™ elements; FORTEFIBER™ soluble dietary fiber; Hydrocarbon resins; Industrial biocides; METHOCEL™ cellulose ethers; POLYOX™ water-soluble resins; Quaternaries; Reverse osmosis, electrodeionization and ultrafiltration modules; SATINFX™ delivery system; SATISFIT™ Weight Care Technology; SILK™ semiconductor dielectric resins; SOLTERRA™ boost; UCARE™ polymers; WALOCEL™ cellulose polymers; WALSRODER™ nitrocellulose

The Dow Latex business provides the broadest line of styrene-butadiene products supporting customers in paper and paperboard applications, as well as carpet and artificial turf backings. UCAR Emulsion Systems manufactures and sells latexes for use in architectural and industrial coatings, adhesives, construction products and traffic paint.

•
Products: EVOCAR™ vinyl acetate ethylene; FOUNDATIONS™ latex; NEOCAR™ branched vinyl ester latexes; Styrene-acrylic latex; Styrene-butadiene latex; UCAR™ all-acrylic, styrene-acrylic and vinyl-acrylic latexes; UCAR™ POLYPHOBE™ rheology modifiers; UCARHIDE™ opacifier

The Specialty Chemicals business provides products and services used in a diverse range of applications, such as agricultural and pharmaceutical products and processing, building and construction, chemical processing and intermediates, electronics, food processing and ingredients, gas treating solvents, fuels and lubricants, oil and gas, household and institutional cleaners, coatings and paints, pulp and paper manufacturing, metal degreasing and dry cleaning, and transportation.

•
Products: Acrylic acid/Acrylic esters; AMBITROL™ and NORKOOL™ industrial coolants; Butyl CARBITOL™ and Butyl CELLOSOLVE™ solvents; CARBOWAX™ and CARBOWAX™ SENTRY™ polyethylene glycols and methoxypolyethylene glycols; DOW™ polypropylene glycols; DOWANOL™ glycol ethers; DOWCAL™, DOWFROST™ and DOWTHERM™ heat transfer fluids; DOWFAX™, TERGITOL™ and TRITON™ surfactants; Dow Haltermann Custom Processing and Haltermann Products; Ethanolamines; Ethyleneamines; SAFE-TAINER™ closed-loop delivery system; SYNALOX™ lubricants; UCAR™ deicing fluids; UCARSOL™ formulated solvents; UCON™ fluids and VERSENE™ chelating agents

The Performance Chemicals segment also includes the results of Dow Corning Corporation, and a portion of the results of the OPTIMAL Group of Companies and the SCG-Dow Group, all joint ventures of the Company.

AGRICULTURAL SCIENCES
Applications: control of weeds, insects and plant diseases for agriculture and pest management • agricultural seeds and traits (genes)

Dow AgroSciences is a global leader in providing pest management, agricultural and crop biotechnology products and solutions. The business develops, manufactures and markets products for crop production; weed, insect and plant disease management; and industrial and commercial pest management. Dow AgroSciences is building a leading biotechnology business in agricultural seeds, traits and healthy oils.

•
Products: AGROMEN™ seeds; BRODBECK™ seed; CLINCHER™ herbicide; DAIRYLAND™ seed; DELEGATE™ insecticide; DITHANE™ fungicide; EXZACT™ precision traits; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide; HERCULEX™ I, HERCULEX™ RW and HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ brand cottonseeds; PROFUME™ gas fumigant; RENZE™ seed; SENTRICON™ termite colony elimination system; SIMPLICITY™ herbicide; STARANE™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; TRIUMPH™ seed; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

BASIC PLASTICS
Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe • textiles • toys, playground equipment and recreational products • wire and cable compounds

The Polyethylene business is the world’s leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and process technologies, the business offers customers one of the industry’s broadest ranges of polyethylene resins via a strong global network of local experts focused on partnering for long-term success.

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

The Basic Plastics segment also includes the results of Equipolymers and Americas Styrenics LLC, as well as a portion of the results of EQUATE Petrochemical Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

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

HYDROCARBONS AND ENERGY
Applications: polymer and chemical production • power

The Hydrocarbons and Energy business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, power and steam principally for use in Dow’s global operations. The business regularly sells its by-products; the business also buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Dow is the world leader in the production of olefins and aromatics.

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

Industry Segments and Geographic Area Results
See Note T to the Consolidated Financial Statements for information by operating segment and geographic area.

Number of Products
Dow manufactures and supplies approximately 3,300 products. No single product accounted for more than 5 percent of the Company’s consolidated net sales in 2008.

Competition
Historically, the chemical industry has operated in a competitive environment, and that environment is expected to continue. The Company experiences substantial competition in each of its operating segments and in each of the geographic areas in which it operates. In addition to other chemical companies, the chemical divisions of major international oil companies provide substantial competition in the United States and abroad. Dow competes worldwide on the basis of quality, price and customer service, and for 2008, continued to be the largest U.S. producer of chemicals and plastics, in terms of sales.

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

The Company purchases hydrocarbon raw materials including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, benzene, ethylene, propylene and styrene to supplement internal production. Expenditures for hydrocarbon feedstocks and energy accounted for 48 percent of the Company’s production costs and operating expenses for the year ended December 31, 2008. The Company purchases these raw materials on both short- and long-term contracts.

Other significant raw materials include acrylonitrile, aniline, bisphenol, co-monomers (for linear low density polyethylene), methanol, rubber, carbon black, ammonia, formaldehyde and toluene diamine. The Company purchases these raw materials on both short- and long-term contracts.

The Company had adequate supplies of raw materials during 2008, and expects to continue to have adequate supplies of raw materials in 2009.

Method of Distribution
All products and services are marketed primarily through the Company’s sales force, although in some instances more emphasis is placed on sales through distributors.

Twenty percent of the sales of the Basic Chemicals segment in 2008 were to one customer, with which the Company has an ongoing supply contract. In addition, sales to MEGlobal, a 50:50 joint venture with Petrochemical Industries Company (K.S.C.) of Kuwait, represented approximately 11 percent of the sales in the Basic Chemicals segment. Excess ethylene glycol produced in Dow’s plants in the United States and Europe is sold to MEGlobal. Other than the sales to these customers, no significant portion of the business of any operating segment is dependent upon a single customer.

Research and Development
The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. Research and development expenses were $1,310 million in 2008, $1,305 million in 2007 and $1,164 million in 2006. At December 31, 2008, the Company employed approximately 6,000 people in various research and development activities.

Patents, Licenses and Trademarks
The Company continually applies for and obtains U.S. and foreign patents. At December 31, 2008, the Company owned 2,266 active U.S. patents and 9,478 active foreign patents as follows:

Patents Owned at December 31, 2008
	U.S.	Foreign
Performance Plastics	1,029	5,286
Performance Chemicals	349	1,406
Agricultural Sciences	508	1,604
Basic Plastics	247	757
Basic Chemicals	38	78
Hydrocarbons and Energy	27	185
Unallocated and Other	68	162
Total	2,266	9,478

Dow’s primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $307 million in 2008, $247 million in 2007 and $512 million in 2006. Revenue related to licensing was higher in 2006 due to lump sum licensing revenue that was earned in the first quarter of 2006. The Company incurred royalties to others of $60 million in 2008, $57 million in 2007 and $64 million in 2006. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the “Dow in Diamond” trademark. Although the Company considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies
Dow’s principal nonconsolidated affiliates at December 31, 2008, including direct or indirect ownership interest for each, are listed below:

•	Americas Styrenics LLC – 50 percent – a U.S. limited liability company that manufactures polystyrene and styrene monomer.
•
Compañía Mega S.A. – 28 percent – an Argentine company that owns a natural gas separation and fractionation plant, which provides feedstocks to the Company’s petrochemical plant located in Bahia Blanca, Argentina.

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
•
The OPTIMAL Group of Companies [consisting of OPTIMAL Olefins (Malaysia) Sdn. Bhd. – 23.75 percent; OPTIMAL Glycols (Malaysia) Sdn. Bhd. – 50 percent; OPTIMAL Chemicals (Malaysia) Sdn. Bhd. – 50 percent] – Malaysian companies that operate an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kertih, Terengganu, Malaysia.

•
The SCG-Dow Group [consisting of Siam Polyethylene Company Limited – 49 percent; Siam Polystyrene Company Limited – 50 percent; Siam Styrene Monomer Co., Ltd. – 50 percent; Siam Synthetic Latex Company Limited – 50 percent] – Thailand-based companies that manufacture polyurethanes, polyethylene, polystyrene, styrene and latex.

•	Univation Technologies, LLC – 50 percent – a U.S. limited liability company that develops, markets and licenses polyethylene process technology and related catalysts.
See Note F to the Consolidated Financial Statements for additional information.

Financial Information About Foreign and Domestic Operations and Export Sales
In 2008, the Company derived 68 percent of its sales and had 47 percent of its property investment outside the United States. While the Company’s international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note T to the Consolidated Financial Statements, and discussions of the Company’s risk management program for foreign exchange and interest rate risk management appear in Item 1A. Risk Factors, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Note H to the Consolidated Financial Statements.

Protection of the Environment
Matters pertaining to the environment are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and K to the Consolidated Financial Statements.

Employees
Personnel count was 46,102 at December 31, 2008; 45,856 at December 31, 2007; and 42,578 at December 31, 2006. Headcount increased in 2008 from year-end 2007 primarily due to recent acquisitions. Headcount is expected to decline due to actions announced in the fourth quarter of 2008 to eliminate approximately 5,000 jobs (including planned divestitures). During 2007, headcount was impacted by the addition of research and development employees in India and China in support of the Company’s growth initiatives; the addition of approximately 110 employees with the second quarter acquisition of Hyperlast Limited; and the addition of approximately 1,700 employees with the second quarter acquisition of Wolff Walsrode AG.

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

Volatility in purchased feedstock and energy costs impacts Dow’s operating costs and adds variability to earnings.
During 2008, purchased feedstock and energy costs were higher overall than in 2007, adding an additional $5.9 billion of costs compared with 2007 and accounting for 48 percent of the Company’s total production costs and operating expenses in 2008, down from 49 percent in 2007 and 2006. Purchased feedstock and energy costs are expected to remain volatile throughout 2009. The Company uses its feedstock flexibility and financial and physical hedging programs to lower overall feedstock costs. However, when these costs increase, the Company is not always able to immediately raise selling prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. As a result, increases in these costs could negatively impact the Company’s results of operations.

The Company is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions.
Certain of the claims and lawsuits facing the Company purport to be class actions and seek damages in very large amounts. All such claims are being contested. With the exception of the possible effect of the asbestos-related liability of Union Carbide Corporation (“Union Carbide”) and the ongoing litigation with Rohm and Haas Company (“Rohm and Haas”), described below, it is the opinion of the Company’s management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Company’s consolidated financial statements.

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2008, Union Carbide’s asbestos-related liability for pending and future claims was $934 million and its receivable for insurance recoveries related to its asbestos liability was $403 million. At December 31, 2008, Union Carbide also had receivables of $272 million for insurance recoveries for defense and resolution costs. It is the opinion of the Company’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

The Company is involved in a lawsuit, filed in the Court of Chancery of the State of Delaware by Rohm and Haas for specific performance related to the July 10, 2008 agreement to acquire Rohm and Haas for $78 per share. The lawsuit was filed on January 26, 2009 following notification to Rohm and Haas that the Company would not close the proposed acquisition on or before January 27, 2009. It is the opinion of the Company’s management that it is reasonably possible that the ultimate resolution of the litigation could have a material adverse impact on the Company’s consolidated financial statements.

A downgrade of the Company’s credit rating could have a negative impact on the Company’s ability to access credit markets.
The Company’s credit rating is investment grade. The Company’s long-term credit ratings were downgraded on December 29, 2008 by Moody’s from A3 to Baa1 with outlook under review for possible downgrade and by Standard & Poor’s from A- to BBB with credit watch negative. The Company’s short-term credit rating is A2/P2 negative/negative. If the Company’s credit rating is further downgraded, it could have a negative impact on the Company’s ability to access credit markets and could increase borrowing costs.

Volatility and disruption of financial markets could affect access to credit.
The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company.

The value of investments are influenced by economic and market conditions.
The current economic environment is negatively impacting the fair value of pension and insurance assets, which could trigger increased future funding requirements of the pension trusts and could result in additional other-than-temporary impairment losses for certain insurance assets.

Adverse conditions in the global economy and disruption of financial markets could continue to negatively impact Dow’s customers and therefore Dow’s results of operations.
An economic downturn in the businesses or geographic areas in which Dow sells its products could further reduce demand for these products and result in a decrease in sales volume that could have a negative impact on Dow’s results of operations. Volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and could result in a decrease in sales volume that could have a negative impact on Dow’s results of operations.

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
The Company purchases hydrocarbon raw materials including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. The Company also purchases electric power, benzene, ethylene, propylene and styrene to supplement internal production, and other raw materials. If the Company’s key suppliers are unable to provide the raw materials required for production, it could have a negative impact on Dow’s results of operations. For example, during 2005 and again in the third quarter of 2008, the Company experienced temporary supply disruptions related to major hurricanes on the U.S. Gulf Coast. In addition, volatility and disruption of financial markets could limit suppliers’ ability to obtain adequate financing to maintain operations, which could have a negative impact on Dow’s results of operations.

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
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2008, the Company had accrued obligations of $312 million for environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

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
PART I, Item 1B. Unresolved Staff Comments.

UNRESOLVED STAFF COMMENTS

None.

The Dow Chemical Company and Subsidiaries
PART I, Item 2. Properties.

PROPERTIES

The Company operates 150 manufacturing sites in 35 countries. Properties of Dow include facilities which, in the opinion of management, are suitable and adequate for the manufacture and distribution of Dow’s products. During 2008, the Company’s chemicals and plastics production facilities and plants operated at approximately 77 percent of capacity. The Company’s major production sites are as follows:

United States:	Plaquemine and Hahnville, Louisiana; Midland, Michigan; Freeport, Seadrift and Texas City, Texas; South Charleston, West Virginia.
Canada:	Fort Saskatchewan and Prentiss, Alberta.
Germany:	Boehlen; Leuna; Rheinmuenster; Schkopau; Stade.
France:	Drusenheim.
The Netherlands:	Terneuzen.
Spain:	Tarragona.
Argentina:	Bahia Blanca.
Brazil:	Aratu.

Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	42 manufacturing locations in 16 states.
Canada:	6 manufacturing locations in 3 provinces.
Europe:	48 manufacturing locations in 16 countries.
Latin America:	26 manufacturing locations in 5 countries.
Asia Pacific:	23 manufacturing locations in 8 countries.
India, Middle East and Africa:	5 manufacturing locations in 4 countries.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2008	2007	2006
Claims unresolved at January 1	90,322	111,887	146,325
Claims filed	10,922	10,157	16,386
Claims settled, dismissed or otherwise resolved	(25,538)	(31,722)	(50,824)
Claims unresolved at December 31	75,706	90,322	111,887
Claimants with claims against both UCC and Amchem	24,213	28,937	38,529
Individual claimants at December 31	51,493	61,385	73,358

Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, the damages alleged are not expressly identified as to Union Carbide, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide’s litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos-related liability.

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

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2008, based on ARPC’s December 2008 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims. At December 31, 2007, approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2008	2007	2006	to Date as of Dec. 31, 2008
Defense costs	$60	$84	$62	$625
Resolution costs	$116	$88	$117	$1,386

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $53 million in 2008, $84 million in 2007 and $45 million in 2006, and was reflected in “Cost of sales” in the consolidated statements of income.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2008, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $403 million at December 31, 2008 and $467 million at December 31, 2007. At December 31, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2008	2007
Receivables for defense costs	$28	$18
Receivables for resolution costs	244	253
Total	$272	$271

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

Environmental Matters
On October 1, 2007, the Company received a Notice of Enforcement (“NOE”) from the Texas Commission on Environmental Quality (“TCEQ”) related to alleged air emission events at the Company’s Freeport, Texas site. The NOE seeks a total civil penalty of $354,000. While the Company expects that the penalty will ultimately be reduced, resolution of the NOE may result in a civil penalty in excess of $100,000.

On various dates, the Company received additional NOEs from the TCEQ for alleged violations of air regulations related to nine independent air emission events that occurred between May 2007 and April 2008 at eight different plants at the Company’s Freeport, Texas site. During the fourth quarter of 2008, these nine independent events were officially combined by the TCEQ into a single enforcement matter seeking an initial combined civil penalty of $312,325. The TCEQ Staff and the Company have tentatively agreed to settle this single enforcement matter for $202,325, half of which will be paid to the TCEQ, with the balance to be used to purchase low emission school buses for use near the Company's Freeport, Texas site. This settlement remains subject to final approval by the TCEQ Commissioners.

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

Matters Involving the Acquisition of Rohm and Haas Company
Introduction
On July 10, 2008, the Company and Rohm and Haas Company (“Rohm and Haas”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Rohm and Haas for $78 in cash per share of Rohm and Haas common stock (the “Merger”). The Merger did not close in January 2009, as originally anticipated, in light of the Company’s determination that recent material developments had created unacceptable uncertainties with respect to the funding and economics of the combined Dow and Rohm and Haas enterprise. This assessment was based on several macro-economic factors such as the continued crisis in global financial and credit markets and unprecedented demand destruction, combined with the failure of PIC to fulfill its obligation to close the K-Dow joint venture transaction and fund the initial purchase price on January 2, 2009.

Litigation
On January 26, 2009, Rohm and Haas commenced an action in the Court of Chancery of the State of Delaware to compel the Company to acquire Rohm and Haas for $78 in cash per share of Rohm and Haas common stock (plus a “ticking fee” commencing on January 10, 2009). The complaint (the “Complaint”) in the action alleges that all conditions to the Company’s obligation to close the Merger were met on January 23, 2009 and that the Company, pursuant to the terms of the Merger Agreement, was required to close the Merger within two business days thereafter, i.e., by January 27, 2009. The Complaint further alleges that the Company advised Rohm and Haas on January 25, 2009 that it would not close the Merger on or by January 27, 2009, and that the Company knowingly and intentionally breached the Merger Agreement.

On January 27, 2009, the Court determined to expedite proceedings in the case and ordered that the trial commence on March 9, 2009. The trial will relate to the issue of whether the Court should order specific performance and thus require the Company to close the Merger. The Court also stated that it strongly encouraged the parties to focus on a business solution to the dispute.

On February 3, 2009, the Company filed its answer (the “Answer”) to the Complaint. The Answer denied that all conditions to closing had been met as of January 23, 2009, noting that the United States Federal Trade Commission (“FTC”) action on January 23, 2009 was only a provisional acceptance of the proposed consent order and not final approval, and that the FTC reserves discretion to reject the proposed consent order after the close of the public comment period. The Answer denied that Rohm and Haas is entitled to a decree of specific performance, and asserted affirmative defenses of frustration of purpose, commercial impracticability, impossibility of performance and undue hardship – all arising from the sudden and rapid economic and financial downturn, the dramatic falloff in the Company’s earnings in the fourth quarter of 2008 and continuing into the first quarter of 2009, the risk of the Company’s inability to comply with financial covenants contained in the bridge loan expected to provide temporary financing for the Merger, the risk of the Company losing access to the capital markets due to potential loss of its investment grade rating, and the collapse of the K-Dow joint venture. The Company also asserted that specific performance is not appropriate because Rohm and Haas has adequate remedies at law for any breach of the Merger Agreement.

Summary
Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that it is reasonably possible that the ultimate resolution could have a material adverse impact on the consolidated financial statements of the Company.

Derivative Litigation
On February 9, 2009, Michael D. Blum, in the name of and on behalf of the Company, commenced an action in the Court of Chancery of the State of Delaware against certain officers and directors of the Company (“Defendants”) alleging, among other things, that Defendants breached their fiduciary duty by causing the Company to enter into the Merger Agreement without any contingencies for failure of financing or to receive the proceeds of the K-Dow transaction. The relief sought includes the implementation of certain corporate governance reforms by the Company as well as monetary damages and attorneys’ fees. The Defendants have not yet answered or otherwise responded to the Complaint.

The Company believes the complaint in the action to be entirely without merit and intends to oppose it vigorously.

The Dow Chemical Company and Subsidiaries
PART I, Item 4. Submission of Matters to a Vote of Security Holders.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company’s executive officers as of February 18, 2009.

WILLIAM F. BANHOLZER, 52.  DOW EXECUTIVE VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER. Employee of Dow since 2005. General Electric Company, Chemical Engineer 1983-1989. Laboratory Manager and Leader R&D Center 1989-1992. Engineering Manager of Superabrasives Business 1992-1997. Vice President of Global Engineering, GE Lighting 1997-1999. Vice President of Global Technology, GE Advanced Materials 1999-2005. Dow Corporate Vice President and Chief Technology Officer 2005-February 2009. Executive Vice President and Chief Technology Officer February 2009 to date. Director of Dow Corning Corporation* and Mycogen Corporation*. Member of Dow Corning Corporation Corporate Responsibility Committee. Elected to the U.S. National Academy of Engineering (“NAE”) in 2002. Elected NAE Councilor 2005. Member of American Chemical Society and American Institute of Chemical Engineers. Advisory Board member for chemistry and chemical engineering at Massachusetts Institute of Technology and University of California, Berkeley.

CAROL A. DUDLEY, 50.  DOW SENIOR VICE PRESIDENT, BASIC CHEMICALS DIVISION. Employee of Dow since 1980. Director of Analytical Science Lab 1993-1995. Global R&D Director Epoxy Products and Intermediates Business 1995-1999. North America Chlor-Alkali Assets Business Operations Leader, Site Leader 1999-2000. Business Vice President Chlor-Alkali Assets 2000-2003. Vice President Global Purchasing 2003-2004. R&D Vice President Hydrocarbons & Energy, Chemicals & Intermediates and Corporate R&D 2004-2005. Vice President Business Development Market Facing Businesses 2005-2006. Vice President R&D, Performance Plastics & Chemicals Portfolio 2006-2007. Corporate Vice President Market Facing, Business Development and Licensing 2007-2008. Senior Vice President Basic Chemicals Division December 2008 to date. Advisory Board member Engineering Department at Carnegie Mellon University. Member of Society of Women Engineers. Member of American Institute of Chemical Engineers.

GREGORY M. FREIWALD, 55.  DOW EXECUTIVE VICE PRESIDENT, HUMAN RESOURCES, CORPORATE AFFAIRS AND AVIATION. Employee of Dow since 1979. Human Resources Manager, Chemical & Performance Business-U.S. Region 1992-1993. Human Resources Director for Executive, Finance, Law and Corporate 1993-1994. Latin America Human Resources and Quality Performance Director 1994-1996. Latin America Human Resources Leader and PBBPolisur S.A.* Human Resources Integration Leader 1996-1997. Global Human Resources, Resources Center Director 1997-2001. Senior Human Resources Director for Global Human Resources, Resource Center and Human Resources Director for Geographic Council 2001-2004. Human Resources Vice President, Operations 2004-2005. Human Resources Vice President 2005-2006. Vice President, Corporate Affairs, Aviation and Executive Compensation 2006-2007. Senior Vice President, Human Resources, Corporate Affairs and Aviation 2008 to February 2009. Executive Vice President, Human Resources, Corporate Affairs and Aviation February 2009 to date.

MICHAEL R. GAMBRELL, 55.  DOW EXECUTIVE VICE PRESIDENT, MANUFACTURING AND ENGINEERING OPERATIONS. Employee of Dow since 1976. Business Director for the North America Chlor-Alkali Assets Business 1989-1992. General Manager for the Plastic Lined Pipe Business 1992-1994. Vice President of Operations for Latin America 1994-1996. Corporate Director, Technology Centers and Global Process Engineering 1996-1998. Global Business Director, Chlor-Alkali Assets Business 1998-2000. Business Vice President, EDC/VCM & ECU Management 2000-2003. Business Vice President, Chlor-Vinyl Business 2003. Senior Vice President, Chemicals and Intermediates 2003-2005. Executive Vice President, Basic Plastics and Chemicals Portfolio 2005-2007. Executive Vice President, Basic Plastics and Chemicals, and Manufacturing and Engineering 2007 to February 2009. Executive Vice President, Manufacturing and Engineering Operations February 2009 to date. Ex-officio member of the Dow Board of Director’s Environment, Health and Safety Committee. Board member of Oman Petrochemical Industries Company LLC*. Director of TRW Automotive Holdings Corporation. Director of the National Association of Manufacturers. Member of U.S.-India Business Council. Recipient of the President’s Distinguished Alumnus Award from Rose-Hulman Institute of Technology 1996.

HEINZ HALLER, 53.  DOW EXECUTIVE VICE PRESIDENT, HEALTH, AGRICULTURE AND INFRASTRUCTURE GROUP. Employee of Dow 1980-1994 and since 2006. Sales representative 1980-1983. Marketing manager, Chlorinated Solvents 1984-1985. Frankfurt Sales office manager and Regional manager, Emulsion Polymers and Specialty Chemicals 1986-1989. Dow business operations manager, Emulsion Polymers, New Ventures and Plastic Lined Pipe 1989-1992. Global business director, Emulsion Polymers 1993-1994. Managing Director in Horgen, Plüss-Staufer AG 1994-1999. Chief Executive Officer, Red Bull Sauber AG and Sauber Petronas Engineering AG 2000-2002. Managing Director, Allianz Capital Partners GmbH 2002-2006. Dow Corporate Vice President, Strategic Development and New Ventures 2006-2007. Executive Vice President, Performance Plastics and Chemicals 2007 to February 2009. Executive Vice President, Health, Agriculture and Infrastructure Group February 2009 to date. Director of Mycogen Corporation* and Dow Corning Corporation*. Member of the Dow AgroSciences LLC* Members Committee. Director of the Michigan Molecular Institute.

CHARLES J. KALIL, 57.  DOW EXECUTIVE VICE PRESIDENT, LAW AND GOVERNMENT AFFAIRS, GENERAL COUNSEL AND CORPORATE SECRETARY. Employee of Dow since 1980. U.S. Department of Justice – Assistant U.S. Attorney, Eastern District of Michigan 1977-1980. General Counsel of Petrokemya (a former 50:50 joint venture of the Company) 1982-1983. Regional Counsel to Middle East/Africa 1983-1986. Senior Environmental Attorney 1986-1987. Litigation Staff Counsel and Group Leader 1987-1990. Senior Financial Law Counsel, Mergers and Acquisitions 1990-1992. General Counsel and Area Director of Government and Public Affairs for Dow Latin America 1992-1997. Special Counsel and Manager of INSITE™ legal issues 1997-2000. Assistant General Counsel for Corporate and Financial Law 2000-2003. Associate General Counsel for Corporate Legal Affairs 2003-2004. Dow Corporate Vice President and General Counsel 2004-2007. Senior Vice President and General Counsel 2007-2008. Executive Vice President and General Counsel March 2008 to date. Corporate Secretary 2005 to date. Board member of Dow Corning Corporation*, Dorinco Reinsurance Company*, Liana Limited* and Oman Petrochemical Industries Company LLC*. Member of the Conference Board’s Council of Chief Legal Officers. Member of the American Bar Association, District of Columbia Bar and the State Bar of Michigan.

DAVID E. KEPLER, 56. DOW EXECUTIVE VICE PRESIDENT, BUSINESS SERVICES, CHIEF SUSTAINABILITY OFFICER AND CHIEF INFORMATION OFFICER. Employee of Dow since 1975. Computer Services Manager of Dow U.S.A. Eastern Division 1984-1988. Commercial Director of Dow Canada Performance Products 1989-1991. Director of Pacific Area Information Systems 1991-1993. Manager of Information Technology for Chemicals and Plastics 1993-1994. Director of Global Information Systems Services 1994-1995. Director of Global Information Application 1995-1998. Vice President 1998-2000. Chief Information Officer 1998 to date. Corporate Vice President with responsibility for eBusiness 2000 to date. Responsibility for Advanced Electronic Materials 2002-2003. Responsibility for Shared Services – Customer Service, Information Systems, Purchasing, Six Sigma, Supply Chain, and Work Process Improvement 2004 to date. Senior Vice President with responsibility for EH&S 2006-2008. Responsibility as Chief Sustainability Officer 2007 to date. Executive Vice President March 2008 to date. Director of Dorinco Reinsurance Company* and Liana Limited*. Director of Teradata Corporation. Chairman of the MidMichigan Innovation Center Board of Directors. Member of U.S. Chamber of Commerce Board of Directors and Vice Chairman of the Great Lakes Region. Member of the American Chemical Society and the American Institute of Chemical Engineers.

ANDREW N. LIVERIS, 54. DOW PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN. DIRECTOR SINCE 2004. Employee of Dow since 1976. General manager of Dow's Thailand operations 1989-1992. Group business director for Emulsion Polymers and New Ventures 1992-1993. General manager of Dow's start-up businesses in Environmental Services 1993-1994. Vice President of Dow's start-up businesses in Environmental Services 1994-1995. President of Dow Chemical Pacific Limited* 1995-1998. Vice President of Specialty Chemicals 1998-2000. Business Group President for Performance Chemicals 2000-2003. President and Chief Operating Officer 2003-2004. President and Chief Executive Officer 2004 to date and Chairman 2006 to date. Director of Citigroup, Inc. Chairman of the U.S.-China Business Council; Vice Chairman of the U.S. Business Council; Past Chairman of the American Chemistry Council and the International Council of Chemical Associations. Member of the United States Climate Action Partnership, the American Australian Association, the Business Roundtable, the Detroit Economic Club, the National Petroleum Council and the Société de Chimie Industrielle. Member of the Board of Trustees of Tufts University.

JUAN R. LUCIANO, 47.  DOW SENIOR VICE PRESIDENT, HYDROCARBONS AND BASIC PLASTICS DIVISION. Employee of Dow since 1985. Sales & Marketing Manager Specialty Chemicals 1994-1996. Senior Marketing Manager for the Americas, Polyglycols within Specialty Chemicals Portfolio 1996-1999. Business Director Chelants, Specialty Chemicals 1999-2000. Global Business Director LDPE/PRIMACOR™/SARAN™/Slurry PE 2000-2001. Global Business Director Polypropylene 2001-2004. Business Vice President Engineering Polymers 2004-2006. Global Business Vice President Olefins and Aromatics 2006-2007. Business Group President Hydrocarbons and Energy 2007-2008. Senior Vice President Hydrocarbons and Basic Plastics Division December 2008 to date.

JAMES D. MCILVENNY, 51.  DOW SENIOR VICE PRESIDENT, PERFORMANCE PRODUCTS DIVISION. Employee of Dow since 1982. Business Manager Separation Systems 1989-1994. Director of Marketing, Sales and Service Liquid Separations 1994-1995. Global Business Director Liquid Separations 1995-1998. President and Chief Executive Officer FilmTec Corporation* 1995-1998. President and Chief Executive Officer Hampshire Chemical Corp.* 1998-2001. Business Vice President Specialty Polymers 2001-2004. President Greater China 2004-2006. President Dow Asia Pacific and Greater China 2006-2008. Senior Vice President Performance Products Division December 2008 to date.

GEOFFERY E. MERSZEI, 57. DOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. DIRECTOR SINCE 2005. Employee of Dow 1977-2001 and since 2005. Dow Middle East/Africa Credit Manager 1977-1980. Dow Asia Pacific Credit Manager 1980-1982. Dow Asia Pacific Finance and Credit Manager 1982-1983. Dow Germany and Eastern Europe Treasurer 1983-1986. Dow Foreign Exchange Manager 1986-1988. Director of Finance for Dow Asia Pacific 1988-1991. Director of Finance/Treasurer for Dow Europe 1991-1996. Dow Vice President and Treasurer 1996-2001. Alcan, Inc., Executive Vice President and Chief Financial Officer 2001-2005. Dow Executive Vice President and Chief Financial Officer 2005 to date. Board member of Dow Corning Corporation*, Dow Credit Corporation*, Dow Financial Services Inc.*, Mycogen Corporation*, and Oman Petrochemical Industries Company LLC*. Chairman of Dorinco Reinsurance Company*, Dow International Holdings, S.A.* and Liana Limited*. Board member of Chemical Financial Corporation. Chairman of the Conference Board’s Council of Financial Executives. Trustee and Executive Committee Member of the United States Council for International Business.

FERNANDO RUIZ, 53.  DOW CORPORATE VICE PRESIDENT AND TREASURER. Employee of Dow since 1980. Treasurer, Ecuador Region 1982-1984. Treasurer, Mexico Region 1984-1988. Financial Operations Manager, Corporate Treasury 1988-1991. Assistant Treasurer, USA Area 1991-1992. Senior Finance Manager, Corporate Treasury 1992-1996. Assistant Treasurer 1996-2001. Corporate Director of Insurance and Risk Management 2001. Corporate Vice President and Treasurer 2001 to date. President and Chief Executive Officer, Liana Limited* and Dorinco Reinsurance Company* 2001 to date. President of Dow Credit Corporation* 2001 to date. Director of Dow Financial Services Inc.* Member of Financial Executives International and Michigan State University (Eli Broad College of Business) Advisory Board. Member of DeVry, Inc. Board of Directors.

WILLIAM H. WEIDEMAN, 54.  DOW VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1976. Controller of Texas Operations 1994-1996. Global Business Controller for Specialty Chemicals 1996-1998. Global Finance Director for Specialty Chemicals 1998-2000. Global Finance Director for Performance Chemicals 2000-2004. Finance Vice President, Chemicals and Intermediates and Dow Ventures 2004-2006. Group Finance Vice President for Basic Chemicals and Plastics Portfolio 2006. Vice President and Controller 2006 to date. Director of Diamond Capital Management, Inc.*, Dorinco Reinsurance Company* and Liana Limited*. Director of the Dow Chemical Employees’ Credit Union and Family and Children’s Services of Midland. Board and finance committee member of Mid Michigan Medical Center. Member of Financial Executives International Committee on Corporate Reporting, Member of Central Michigan University Accounting Advisory Committee and Central Michigan University Development Board.

* A number of Company entities are referenced in the biographies and are defined as follows.  Some of these entities have had various names over the years.  The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of February 13, 2009.  Dow Corning Corporation and Oman Petrochemical Industries Company LLC – companies ultimately 50 percent owned by Dow.  Diamond Capital Management, Inc.; Dorinco Reinsurance Company; Dow AgroSciences LLC; Dow Chemical Pacific Limited; Dow Credit Corporation; Dow Financial Services Inc.; Dow International Holdings, S.A.; FilmTec Corporation, Hampshire Chemical Corp., Liana Limited; Mycogen Corporation and PBBPolisur S.A. – all ultimately wholly owned subsidiaries of Dow.  Ownership by Dow described above may be either direct or indirect.

The Dow Chemical Company and Subsidiaries
PART II, Item 5. Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the Company’s common stock is the New York Stock Exchange, traded under the symbol “DOW.”

Quarterly market and dividend information can be found in Quarterly Statistics at the end of Part II, Item 8. Financial Statements and Supplementary Data, following the Notes to the Consolidated Financial Statements.

At December 31, 2008, there were 94,605 registered common stockholders. The Company estimates that there were an additional 587,000 stockholders whose shares were held in nominee names at December 31, 2008. At January 30, 2009, there were 94,558 registered common stockholders.

On February 12, 2009, the Board of Directors announced a quarterly dividend of $0.15 per share, payable April 30, 2009, to stockholders of record on March 31, 2009. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to this dividend, has maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products, the ongoing global recession and pending business issues. The Company declared dividends of $1.68 per share in 2008, $1.635 per share in 2007 and $1.50 per share in 2006.

See Part III, Item 11. Executive Compensation for information relating to the Company’s equity compensation plans.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended December 31, 2008:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company’s publicly announced share repurchase program (2)	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program (2)
Period	Total number of shares purchased (1)	Average price paid per share
October 2008	67	$25.59	-	-
November 2008	-	-	-	-
December 2008	3,463	$20.11	-	-
Fourth quarter 2008	3,530	$20.21	-	-
(1)
Shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock. For information regarding the Company’s stock option plans, see Note O to the Consolidated Financial Statements.

(2)
On October 26, 2006, the Company announced that the Board of Directors had approved a share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock. Purchases under this program began in March 2007 and were completed in the third quarter of 2008.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data.
In millions, except as noted (Unaudited)	2008	2007	2006	2005	2004
Summary of Operations
Net sales (1)	$57,514	$53,513	$49,124	$46,307	$40,161
Cost of sales (1)	52,019	46,400	41,526	38,276	34,244
Research and development expenses	1,310	1,305	1,164	1,073	1,022
Selling, general and administrative expenses	1,969	1,864	1,663	1,545	1,436
Amortization of intangibles	92	72	50	55	81
Purchased in-process research and development charges	44	57	-	-	-
Special charges, merger-related expenses, and restructuring charges	1,127	578	591	114	543
Asbestos-related charge (credit)	(54)	-	(177)	-	-
Equity in earnings of nonconsolidated affiliates	787	1,122	959	964	923
Other income	89	324	137	755	699
Interest expense - net	562	454	431	564	661
Income (Loss) before income taxes and minority interests	1,321	4,229	4,972	6,399	3,796
Provision (Credit) for income taxes	667	1,244	1,155	1,782	877
Minority interests' share in income	75	98	93	82	122
Preferred stock dividends	-	-	-	-	-
Income (Loss) before cumulative effect of changes in
accounting principles	579	2,887	3,724	4,535	2,797
Cumulative effect of changes in accounting principles	-	-	-	(20)	-
Net income (loss) available for common stockholders	$579	$2,887	$3,724	$4,515	$2,797
Per share of common stock (in dollars): (2)
Earnings (Loss) before cumulative effect of changes in
accounting principles per common share - basic	$0.62	$3.03	$3.87	$4.71	$2.98
Earnings (Loss) per common share - basic	0.62	3.03	3.87	4.69	2.98
Earnings (Loss) before cumulative effect of changes in
accounting principles per common share - diluted	0.62	2.99	3.82	4.64	2.93
Earnings (Loss) per common share - diluted	0.62	2.99	3.82	4.62	2.93
Cash dividends declared per share of common stock	1.68	1.635	1.50	1.34	1.34
Cash dividends paid per share of common stock	1.68	1.59	1.46	1.34	1.34
Book value per share of common stock	14.62	20.62	17.81	15.84	12.88
Weighted-average common shares outstanding - basic (2)	930.4	953.1	962.3	963.2	940.1
Weighted-average common shares outstanding - diluted (2)	939.0	965.6	974.4	976.8	953.8
Convertible preferred shares outstanding	-	-	-	-	-
Year-end Financial Position
Total assets	$45,474	$48,801	$45,581	$45,934	$45,885
Working capital	2,952	6,209	6,608	6,741	5,384
Property - gross	48,391	47,708	44,381	41,934	41,898
Property - net	14,294	14,388	13,722	13,537	13,828
Long-term debt and redeemable preferred stock	8,042	7,581	8,036	9,186	11,629
Total debt	11,856	9,715	9,546	10,706	12,594
Net stockholders' equity	13,511	19,389	17,065	15,324	12,270
Financial Ratios
Research and development expenses as percent of net sales (1)	2.3%	2.4%	2.4%	2.3%	2.5%
Income (Loss) before income taxes and minority interests
as percent of net sales (1)	2.3%	7.9%	10.1%	13.8%	9.5%
Return on stockholders' equity (3)	4.3%	14.9%	21.8%	29.5%	22.8%
Debt as a percent of total capitalization	45.7%	31.8%	34.1%	39.1%	47.9%
General
Capital expenditures	$2,276	$2,075	$1,775	$1,597	$1,333
Depreciation	2,016	1,959	1,904	1,904	1,904
Salaries and wages paid	4,681	4,404	3,935	4,309	3,993
Cost of employee benefits	981	1,130	1,125	988	885
Number of employees at year-end (thousands)	46.1	45.9	42.6	42.4	43.2
Number of Dow stockholders of record at year-end (thousands) (4)	94.6	98.7	103.1	105.6	108.3

(1) Adjusted for reclassification of freight on sales in 2000 and reclassification	(4) Stockholders of record as reported by the transfer agent. The
of insurance operations in 2002.	Company estimates that there were an additional 587,000
(2) Adjusted for 3-for-1 stock split in 2000.	stockholders whose shares were held in nominee names at
(3) Included Temporary Equity in 1997-1999.	December 31, 2008.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data.
In millions, except as noted (Unaudited)	2003	2002	2001	2000	1999	1998
Summary of Operations
Net sales (1)	$32,632	$27,609	$28,075	$29,798	$26,131	$25,396
Cost of sales (1)	28,177	23,780	23,892	24,310	20,422	19,566
Research and development expenses	981	1,066	1,072	1,119	1,075	1,026
Selling, general and administrative expenses	1,392	1,598	1,765	1,825	1,776	1,964
Amortization of intangibles	63	65	178	139	160	106
Purchased in-process research and development charges	-	-	69	6	6	349
Special charges, merger-related expenses, and restructuring charges	-	280	1,487	-	94	458
Asbestos-related charge (credit)	-	828	-	-	-	-
Equity in earnings of nonconsolidated affiliates	322	40	29	354	95	31
Other income	146	54	394	352	329	1,135
Interest expense - net	736	708	648	519	432	458
Income (Loss) before income taxes and minority interests	1,751	(622)	(613)	2,586	2,590	2,635
Provision (Credit) for income taxes	(82)	(280)	(228)	839	874	902
Minority interests' share in income	94	63	32	72	74	20
Preferred stock dividends	-	-	-	-	5	6
Income (Loss) before cumulative effect of changes in
accounting principles	1,739	(405)	(417)	1,675	1,637	1,707
Cumulative effect of changes in accounting principles	(9)	67	32	-	(20)	-
Net income (loss) available for common stockholders	$1,730	$(338)	$(385)	$1,675	$1,617	$1,707
Per share of common stock (in dollars): (2)
Earnings (Loss) before cumulative effect of changes in
accounting principles per common share - basic	$1.89	$(0.44)	$(0.46)	$1.88	$1.87	$1.92
Earnings (Loss) per common share - basic	1.88	(0.37)	(0.43)	1.88	1.85	1.92
Earnings (Loss) before cumulative effect of changes in
accounting principles per common share - diluted	1.88	(0.44)	(0.46)	1.85	1.84	1.89
Earnings (Loss) per common share - diluted	1.87	(0.37)	(0.43)	1.85	1.82	1.89
Cash dividends declared per share of common stock	1.34	1.34	1.295	1.16	1.16	1.16
Cash dividends paid per share of common stock	1.34	1.34	1.25	1.16	1.16	1.16
Book value per share of common stock	9.89	8.36	11.04	13.22	12.40	11.34
Weighted-average common shares outstanding - basic (2)	918.8	910.5	901.8	893.2	874.9	888.1
Weighted-average common shares outstanding - diluted (2)	926.1	910.5	901.8	904.5	893.5	904.8
Convertible preferred shares outstanding	-	-	-	-	1.3	1.4
Year-end Financial Position
Total assets	$41,891	$39,562	$35,515	$35,991	$33,456	$31,121
Working capital	3,578	2,519	2,183	1,150	2,848	1,570
Property - gross	40,812	37,934	35,890	34,852	33,333	32,844
Property - net	14,217	13,797	13,579	13,711	13,011	12,628
Long-term debt and redeemable preferred stock	11,763	11,659	9,266	6,613	6,941	5,890
Total debt	13,109	13,036	10,883	9,450	8,708	8,099
Net stockholders' equity	9,175	7,626	9,993	11,840	10,940	9,878
Financial Ratios
Research and development expenses as percent of net sales (1)	3.0%	3.9%	3.8%	3.8%	4.1%	4.0%
Income (Loss) before income taxes and minority interests
as percent of net sales (1)	5.4%	(2.3)%	(2.2)%	8.7%	9.9%	10.4%
Return on stockholders' equity (3)	18.9%	(4.4)%	(3.9)%	14.1%	14.7%	17.2%
Debt as a percent of total capitalization	55.4%	59.2%	48.9%	42.5%	42.2%	43.6%
General
Capital expenditures	$1,100	$1,623	$1,587	$1,808	$2,176	$2,328
Depreciation	1,753	1,680	1,595	1,554	1,516	1,559
Salaries and wages paid	3,608	3,202	3,215	3,395	3,536	3,579
Cost of employee benefits	783	611	540	486	653	798
Number of employees at year-end (thousands)	46.4	50.0	52.7	53.3	51.0	50.7
Number of Dow stockholders of record at year-end (thousands) (4)	113.1	122.5	125.1	87.9	87.7	93.0

(1) Adjusted for reclassification of freight on sales in 2000 and reclassification	(4) Stockholders of record as reported by the transfer agent. The
of insurance operations in 2002.	Company estimates that there were an additional 587,000
(2) Adjusted for 3-for-1 stock split in 2000.	stockholders whose shares were held in nominee names at
(3) Included Temporary Equity in 1997-1999.	December 31, 2008.

The Dow Chemical Company and Subsidiaries
PART II, Item 7.  Management’s Discussion and Analysis of Financial
Condition and Results of Operations.

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

ABOUT DOW
Dow is a diversified chemical company that combines the power of science and technology with the “Human Element” to constantly improve what is essential to human progress. The Company offers a broad range of products and services, connecting chemistry and innovation with the principles of sustainability to help provide everything from fresh water, food, and pharmaceuticals to paints, packaging and personal care products. Dow is the largest U.S. producer of chemicals and plastics, in terms of sales, with total sales of $57.5 billion in 2008. The Company conducts its worldwide operations through global businesses, which are reported in six operating segments: Performance Plastics, Performance Chemicals, Agricultural Sciences, Basic Plastics, Basic Chemicals, and Hydrocarbons and Energy.

In 2008, the Company sold its approximately 3,300 products and its services to customers in approximately 160 countries throughout the world. Thirty-six percent of the Company’s sales were to customers in North America; 38 percent were in Europe; while the remaining 26 percent were to customers in Asia Pacific and Latin America. The Company employs approximately 46,000 people and has a broad, global reach with 150 manufacturing sites in 35 countries.

2008 OVERVIEW
Significant challenges were presented to Dow and the chemical industry as a whole in 2008. The first half of the year was characterized by rising feedstock and energy costs, coupled with continued economic weakness in the United States, particularly in the automotive and residential construction sectors. The latter half of the year was marked by the escalation of a global financial crisis, the landfall of two major hurricanes along the U.S. Gulf Coast, and the sharp deterioration of the global economic environment. Consequently, in the fourth quarter of the year, the industry saw substantially lower end-market demand and steep inventory de-stocking across most value chains. In response, Dow shut down or idled capacity and took measures to manage costs and preserve cash, consistent with its commitment to financial discipline.

Dow’s sales increased 7 percent to $57.5 billion, setting a new sales record for the Company, as a 12 percent increase in prices outweighed a 5 percent decline in volume. Volatile feedstock and energy costs presented a significant challenge during the year, which the Company reacted to with responsive price and volume management, including the implementation of two broad-based pricing initiatives in the middle of the year. The Company’s purchased feedstock and energy costs increased $5.9 billion (28 percent) compared with 2007, making this the sixth consecutive year of double-digit percentage increases in feedstock and energy costs.

The combined Performance segments (Performance Plastics, Performance Chemicals and Agricultural Sciences) mitigated rising raw material costs with higher prices across all operating segments, offsetting a slight decline in volume that was predominantly driven by weakness in the fourth quarter. The Agricultural Sciences segment had an exceptional year, setting new records for both sales and earnings. Dow’s combined Basics segments (Basic Plastics, Basic Chemicals, and Hydrocarbons and Energy) swiftly enacted measures in the face of volatile feedstock and energy costs. These actions led to double-digit percent price increases, which helped mitigate declining volumes. In addition, the benefit of Dow’s strategic decision to invest for growth through joint ventures was again reflected in this year’s results, with Dow’s equity in earnings of nonconsolidated affiliates totaling $787 million.

Overall, Dow’s focus on price and volume management, control of discretionary spending and capital expenditures, and active portfolio management helped to partially offset deteriorating results in a challenging economic environment. Capital expenditures were $2.3 billion, above the level of depreciation but in line with the target for the year. Working capital fell $3.3 billion compared with year-end 2007 due in part to a decline in fourth quarter sales and inventories as the Company reduced operating rates in the fourth quarter of 2008. The Company ended the year with $2.8 billion of cash and cash equivalents and reported strong cash flow from operating activities of $4.7 billion. Despite the difficult economic conditions in the latter part of the year, the Company had sufficient liquidity and financial flexibility to meet all of its business obligations.

In 2008, the Company continued its effort to implement its strategy, which is designed to reduce earnings cyclicality and improve earnings growth by increasing investment in the Performance businesses, maintaining integration with the Basics businesses, and growing the Basics businesses through cost-advantaged joint ventures. Actions taken during 2008 included:

•
Dow announced plans to invest in a state-of-the-art membrane chlor-alkali production facility at its Freeport, Texas site. The new facility will replace several facilities that are nearing the end of their economic life.

•
Dow Agrosciences broadened its product portfolio and geographic reach with the announcements of six bolt-on acquisitions: Triumph Seed Co., Inc.; Dairyland Seed Co., Inc.; Bio-Plant Research Ltd.; assets of Renze Hybrids Inc.; assets of Südwestsaat GbR; and assets of Brodbeck Seed Inc.

•	Dow Polyurethanes broke ground on a major capacity expansion at its polyols plant in Terneuzen, The Netherlands.

•	Dow Epoxy Systems introduced AIRSTONE™ epoxy systems, a family of products with performance characteristics that are well-suited for use in the fabrication of wind blades.

•	Americas Styrenics LLC, a joint venture between Dow and Chevron Phillips Chemical Company LP, began operations.

•
The Company announced two broad-based pricing initiatives to combat surging feedstock and energy costs. The first announcement, in May, called for an increase of up to 20 percent on all products. The second initiative, announced in June, called for an additional price increase of up to 25 percent as well as freight surcharges.

•
The SCG-Dow Group, a joint venture between Dow and The Siam Cement Group, broke ground on a world-scale propylene oxide facility in Thailand that will use innovative hydrogen peroxide to propylene oxide technology jointly developed by Dow and BASF. In 2008, the SCG-Dow Group announced a 50:50 joint venture to construct a specialty elastomers train, also in Thailand.

•
Dow Water Solutions announced plans to expand its Edina, Minnesota manufacturing facility to produce additional products for advanced water solutions. It will be the third expansion at this location in the past eight years.

•       Dow Building Solutions completed its acquisition of STEVENS ROOFING SYSTEMS™ and Geomembrane Systems.

•
Dow Izolan, a joint venture between Dow and Russia-based Scientific Manufacturing Company Izolan Ltd., broke ground on a state-of-the-art polyurethane systems manufacturing facility in Vladimir, Russia.

•
The Kuwait Olefins Company, a joint venture between Dow and Petrochemical Industries Company (K.S.C.) (“PIC”), announced the launch of commercial operations of its Olefins II Kuwait Program Ethylene Unit and its Ethylene Glycol Unit.

•
On November 28, 2008, the Company and PIC signed a Joint Venture Formation Agreement (“JVFA”) to form a 50:50 global petrochemicals joint venture, K-Dow Petrochemicals (“K-Dow”). However, PIC failed to close the K-Dow transaction on January 2, 2009, as required by the JVFA. As a result, the Company is pursuing all legal options available to it relating to PIC’s failure to close the proposed K-Dow joint venture. In addition, the Company is in the process of seeking an alternative joint venture partner. See Matters Involving the Formation of K-Dow Petrochemicals at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding these matters.

•
As economic conditions worsened toward the end of the year, Dow announced a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the recent, severe economic downturn. The restructuring plan included the elimination of approximately 5,000 jobs (including planned divestitures) and the closure of facilities in high-cost locations. Related to this plan, the Company recorded a pretax restructuring charge of $785 million in the fourth quarter. In addition, the Company announced the temporary idling of nearly 200 plants.

•
On July 10, 2008, the Company and Rohm and Haas Company (“Rohm and Haas”) announced a definitive agreement, under which the Company would acquire all outstanding shares of Rohm and Haas common stock for $78 per share in cash. The acquisition of Rohm and Haas would make the Company the world’s leading specialty chemicals and advanced materials company, combining the two organizations’ best-in-class technologies, broad geographic reach and strong industry channels to create a business portfolio with significant growth opportunities. The Rohm and Haas transaction did not close in January 2009 in light of the Company’s determination that recent material developments created unacceptable uncertainties related to the funding and economics of the combined Dow and Rohm and Haas enterprise. This assessment was based on several macro-economic factors such as the continued crisis in global financial and credit markets, combined with the failure of PIC to fulfill its obligation to complete the formation of the proposed K-Dow joint venture. See Matters Involving the Acquisition of Rohm and Haas Company at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 3. Legal Proceedings for additional information regarding these matters.

Looking to 2009, there are growing signs of a prolonged global economic slowdown, with growth rates in developed economies in North America and Europe projected to remain weak well into the first half of the year and possibly continuing for the entire year. With approximately two-thirds of its sales outside the United States, Dow’s global reach is expected to enable it to continue to capture opportunities in developing regions, such as Brazil, India and China, where growth rates are projected to be more positive than in the developed world, although not nearly as strong as in 2008. As the Company continues to implement its strategy in a volatile global economic environment, its focus will remain on financial discipline, with an emphasis on cash preservation measures to ensure financial flexibility.

Dow’s results of operations and financial condition for the year ended December 31, 2008 are described in further detail in the following discussion and analysis.

RESULTS OF OPERATIONS
Dow reported record sales of $57.5 billion in 2008, up 7 percent from $53.5 billion in 2007 and up 17 percent from $49.1 billion in 2006. Compared with last year, prices rose 12 percent (with currency accounting for approximately 3 percent of the increase), with increases in all operating segments and in all geographic areas. In 2008, double-digit price increases were reported in all operating segments except Performance Plastics (which was up 8 percent), driven by continuing increases in feedstock and energy costs. In 2008, volume declined 5 percent from last year, decreasing in all segments except Agricultural Sciences (up 8 percent) and Hydrocarbons and Energy (up 5 percent). Through the first half of the year, volume improved 3 percent overall despite a 5 percent decline in the United States, but fell in the second half and most notably in the fourth quarter as global demand collapsed. From a geographic standpoint, 2008 volume was down in all geographic areas, except India, Middle East and Africa (“IMEA”), which was up 3 percent from 2007. The most significant volume decline was in the United States, which ended the year down 11 percent from 2007.

In 2007, sales rose 9 percent, as prices rose 7 percent, with increases in all operating segments and in all geographic areas. In 2007, the most significant price increases were reported in Basic Plastics and Hydrocarbons and Energy, driven by continuing increases in feedstock and energy costs. Volume improved 2 percent in 2007, with growth in all segments with the exception of a slight decline in Basic Chemicals. From a geographic standpoint, 2007 volume in the United States was down slightly from 2006, due in part to weakness in the housing and automotive industries, while Europe and the rest of the world reported significant volume growth. Growth was strong in Asia Pacific, up 8 percent from 2006, and in Latin America, up 7 percent.

Sales in the United States accounted for 32 percent of total sales in 2008, compared with 34 percent in 2007 and 37 percent in 2006. See the Sales Price and Volume table at the end of the section titled “Segment Results” for details regarding the change in sales by operating segment and geographic area. In addition, sales and other information by operating segment and geographic area are provided in Note T to the Consolidated Financial Statements.

Gross margin for 2008 was $5.5 billion, compared with $7.1 billion in 2007 and $7.6 billion in 2006. Despite the $6.8 billion impact of higher selling prices, gross margin declined compared with 2007, due to an increase of $5.9 billion in feedstock and energy costs, lower sales volume, higher costs of other raw materials, significantly reduced operating rates and the unfavorable impact of currency on costs. Gross margin was also impacted by Hurricanes Gustav and Ike, which hit the U.S. Gulf Coast, resulting in temporary outages for several of the Company’s Gulf Coast production facilities and resulting in $181 million in additional manufacturing expenses including the repair of property damage, clean-up costs, unabsorbed fixed costs and inventory write-offs. In addition, gross margin was reduced by legal expenses and other costs of $69 million in the fourth quarter of 2008 related to the K-Dow transaction; these costs were expensed (to “Cost of sales”) upon PIC’s refusal to close the K-Dow transaction (reflected in Unallocated and Other). In 2007, gross margin declined compared with 2006, due to an increase of $2.5 billion in feedstock and energy costs, higher costs of other raw materials, the unfavorable impact of currency on costs and increased freight costs.

Dow’s global plant operating rate (for its chemicals and plastics businesses) was 77 percent of capacity in 2008, down from 87 percent of capacity in 2007 and 85 percent of capacity in 2006. Operating rates declined across the businesses in 2008, particularly in the second half of the year, impacted by actions taken by management in response to lower demand resulting from the slowing global economy, as well as by Hurricanes Gustav and Ike which hit the U.S. Gulf Coast in the third quarter of 2008. In 2007, operating rates improved compared with 2006 for most of the Company’s businesses, reflecting a higher level of demand and the closure of some of the Company’s manufacturing facilities. Depreciation expense was $2,016 million in 2008, $1,959 million in 2007 and $1,904 million in 2006.

Personnel count was 46,102 at December 31, 2008, 45,856 at December 31, 2007 and 42,578 at December 31, 2006. Headcount increased slightly in 2008 from year-end 2007 primarily due to recent acquisitions. Headcount is expected to decline due to actions announced in the fourth quarter of 2008 to eliminate approximately 5,000 jobs (including planned divestitures). During 2007, headcount was impacted by the addition of research and development employees in India and China in support of the Company’s growth initiatives; the addition of approximately 110 employees with the second quarter acquisition of Hyperlast Limited; and the addition of approximately 1,700 employees with the second quarter acquisition of Wolff Walsrode.

Operating expenses (research and development, and selling, general and administrative expenses) totaled $3,279 million in 2008, up 3 percent from $3,169 million in 2007. Operating expenses were $2,827 million in 2006. Research and development (“R&D”) expenses were $1,310 million in 2008, compared with $1,305 million in 2007 and $1,164 million in 2006. Selling, general and administrative expenses were $1,969 million in 2008, compared with $1,864 million in 2007 and $1,663 million in 2006. In 2008, the increase in operating expenses was primarily related to planned spending for growth initiatives in the Performance businesses and operating expenses for new acquisitions. In 2007, consistent with the Company’s strategy, approximately 75 percent of the increase in operating expenses was related to spending for growth initiatives and product development in the Performance businesses, including expenses related to the 2007 acquisition of Wolff Walsrode and Hyperlast Limited, and for early stage research into new growth opportunities. The balance of the increase in 2007 was related to the global expansion of the Company’s corporate branding campaign and other corporate expenses. Operating expenses were 5.7 percent of sales in 2008, 5.9 percent of sales in 2007 and 5.8 percent of sales in 2006.

The following table illustrates the relative size of the primary components of total production costs and operating expenses of Dow. More information about each of these components can be found in other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes to the Consolidated Financial Statements, and Part II, Item 6. Selected Financial Data.

Production Costs and Operating Expenses
Cost components as a percent of total	2008	2007	2006
Hydrocarbon feedstocks and energy	48%	49%	49%
Salaries, wages and employee benefits	10	11	11
Maintenance	3	3	3
Depreciation	4	4	4
Restructuring charges	1	1	1
Supplies, services and other raw materials	34	32	32
Total	100%	100%	100%

Amortization of intangibles was $92 million in 2008, $72 million in 2007 and $50 million in 2006. Amortization of intangibles was up in 2008 due to several small acquisitions in 2007. During the fourth quarter of 2008, the Company performed its annual impairment tests for goodwill. As a result of this review, it was determined that goodwill associated with the Dow Automotive and Polypropylene reporting units was impaired. The impairment was based on a review performed by management in which discounted cash flows did not support the carrying value of the goodwill. The Company recorded pretax charges totaling $239 million for goodwill impairment losses including $209 million for the Dow Automotive reporting unit (impacting the Performance Plastics segment) and $30 million for the Polypropylene reporting unit (impacting the Basic Plastics segment). See Note G to the Consolidated Financial Statements for additional information regarding goodwill and other intangible assets.

On December 5, 2008, the Company’s Board of Directors approved a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the recent, severe economic downturn. The restructuring plan includes the shutdown of a number of facilities and a global workforce reduction, which are targeted for completion by the end of 2010. As a result of the shutdowns and global workforce reduction, the Company recorded pretax restructuring charges of $785 million in the fourth quarter of 2008. The charges consisted of asset write-downs and write-offs of $336 million, costs associated with exit or disposal activities of $128 million and severance costs of $321 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as follows: $109 million in Performance Plastics, $24 million in Performance Chemicals, $98 million in Basic Plastics, $106 million in Basic Chemicals, $18 million in Hydrocarbons and Energy, and $430 million in Unallocated and Other. In addition to the charges related to the 2008 restructuring plan, the Company also recorded additional pretax charges of $60 million related to the 2007 restructuring plan, primarily impacting the Basic Plastics segment, and a reduction of $6 million related to the 2006 restructuring plan. When the 2008 restructuring plan has been fully implemented, the Company expects to realize ongoing annual savings of approximately $700 million. See Note B to the Consolidated Financial Statements for details on the restructuring charges.

On December 3, 2007, the Company’s Board of Directors approved a restructuring plan that included the shutdown of a number of assets and organizational changes within targeted support functions to improve the efficiency and cost effectiveness of the Company’s global operations. As a result of these shutdowns and organizational changes, which are scheduled to be completed by the end of 2009, the Company recorded pretax restructuring charges totaling $590 million in 2007. The charges consisted of asset write-downs and write-offs of $422 million, costs associated with exit or disposal activities of $82 million and severance costs of $86 million. The charges were reflected in the Company’s segment results as follows: $184 million in Performance Plastics, $85 million in Performance Chemicals, $77 million in Agricultural Sciences, $88 million in Basic Plastics, $7 million in Basic Chemicals, $44 million in Hydrocarbons and Energy, and $105 million in Unallocated and Other. In 2007, the Company also recorded a $12 million reduction of the 2006 restructuring charges, which included an $8 million reduction of the estimated severance costs (included in Unallocated and Other) and a $4 million reduction of the reserve for contract termination fees (included in Performance Plastics). When the 2007 restructuring plan has been fully implemented, the Company expects to realize ongoing annual savings of approximately $180 million. See Note B to the Consolidated Financial Statements for details on the restructuring charges.

        On August 29, 2006, the Company’s Board of Directors approved a plan to shut down a number of assets around the world as the Company continued its drive to improve the competitiveness of its global operations. As a consequence of these shutdowns, which are scheduled to be completed at the end of the first quarter of 2009, and other optimization activities, the Company recorded pretax restructuring charges totaling $591 million in 2006. The charges included asset write-downs and write-offs of $346 million, costs associated with exit or disposal activities of $172 million and severance costs of $73 million. The charges were shown as “Restructuring charges” in the consolidated statements of income and were reflected in the Company’s segment results as follows: $242 million in Performance Plastics, $12 million in Performance Chemicals, $16 million in Basic Plastics, $184 million in Basic Chemicals, and $137 million in Unallocated and Other. When the 2006 restructuring plan has been fully implemented, the Company expects to realize ongoing annual savings of approximately $160 million. See Note B to the Consolidated Financial Statements for details on the restructuring charges.

During 2008, pretax charges totaling $44 million were recorded for purchased in-process research and development (“IPR&D”) impacting the Agricultural Sciences segment. Purchased IPR&D in 2007 amounted to $57 million in pretax charges; $50 million was related to acquisitions within the Agricultural Sciences segment and $7 million was related to the acquisition of Wolff Walsrode on June 30, 2007 and impacted the results of the Performance Chemicals segment. Future costs required to bring the purchased IPR&D projects to technological feasibility are expected to be immaterial. See Note C to the Consolidated Financial Statements for information regarding these charges.

During 2008, pretax charges totaling $49 million were recorded for legal expenses and other transaction costs related to the pending acquisition of Rohm and Haas Company; these charges are reflected in Unallocated and Other. These charges were expensed in anticipation of a 2009 closing of the acquisition and the application of revised Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

Following the December 2008 completion of a study to review Union Carbide’s asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $54 million. The reduction was shown as “Asbestos-related credit” in the consolidated statements of income and was reflected in the results of Unallocated and Other. In 2006, following the December 2006 completion of a study to review Union Carbide’s asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $177 million. See Note K to the Consolidated Financial Statements for additional information regarding asbestos-related matters of Union Carbide.

Dow’s share of the earnings of nonconsolidated affiliates in 2008 was $787 million, compared with $1,122 million in 2007 and $959 million in 2006. Equity earnings declined compared with 2007, reflecting volatile feedstock and energy costs in 2008 and the collapse in global demand that took place in the fourth quarter of 2008. Equity earnings for 2008 reflected decreased earnings from MEGlobal, EQUATE Petrochemical Company K.S.C. (“EQUATE”), Equipolymers and Siam Polyethylene Company Limited (“Siam Polyethylene”); partially offset by increased earnings from Dow Corning Corporation and the OPTIMAL Group of Companies (“OPTIMAL”). Equity earnings in 2007 exceeded $1 billion for the first time in the Company’s history, reflecting increased earnings from EQUATE, MEGlobal and OPTIMAL. See Note F to the Consolidated Financial Statements for additional information on nonconsolidated affiliates.

Sundry income - net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income for 2008 was $89 million, down from $324 million in 2007 and $137 million in 2006. In 2008, net sundry income reflected unfavorable foreign exchange hedging results and a decrease in net gains on the sale of assets. In 2007, net sundry income reflected the impact of favorable foreign exchange hedging results and gains on the sale of miscellaneous assets. In 2006, sundry income was reduced by the recognition of a loss contingency of $85 million (reflected in the Performance Plastics segment) related to a fine imposed by the European Commission (“EC”) associated with synthetic rubber industry matters (see Note K to the Consolidated Financial Statements for additional information).

Net interest expense (interest expense less capitalized interest and interest income) was $562 million in 2008, up from $454 million in 2007 and $431 million in 2006. Interest income was $86 million in 2008, down from $130 million in 2007 and $185 million in 2006 principally due to lower interest rates on investments. Interest expense (net of capitalized interest) and amortization of debt discount totaled $648 million in 2008, $584 million in 2007 and $616 million in 2006. Interest expense increased due to an increased level of debt, throughout 2008 compared with 2007.

The provision for income taxes was $667 million in 2008, compared with $1,244 million in 2007 and $1,155 million in 2006. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company’s effective tax rate declines. The Company’s tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company’s equity companies are taxed at the joint venture level. In 2008, the effective tax rate was 50.5 percent compared with 29.4 percent in 2007 and 23.2 percent in 2006. In addition to the above factors, the tax rate for 2008 was negatively impacted by goodwill impairment losses that are not deductible for tax purposes. The tax rate for 2007 was negatively impacted by a change in German tax law that was enacted in August 2007 and included a reduction in the German income tax rate. As a result of the change, the Company adjusted the value of its net deferred tax assets in Germany (using the lower tax rate) and recorded a charge of $362 million against the “Provision for income taxes” in the third quarter of 2007. Also in 2007, the Company changed the legal ownership structure of its investment in EQUATE, resulting in a favorable impact to the “Provision for income taxes” of $113 million in the fourth quarter of 2007. Excluding these items, the effective tax rate was 23.5 percent in 2007.

Based on tax strategies developed in Brazil during 2006, as well as projections of future earnings, it was determined that it was more likely than not that tax loss carryforwards would be utilized, resulting in a reversal of existing valuation allowances of $63 million. This impact, combined with strong financial results in jurisdictions with lower tax rates than the United States, enacted reductions in the tax rates in Canada and The Netherlands, and improved earnings from a number of the Company’s joint ventures, resulted in an effective tax rate for 2006 that was lower than the U.S. statutory rate. Excluding the reversal of the valuation allowances in 2006, the effective tax rate for 2006 was 24.5 percent. The underlying factors affecting Dow’s overall effective tax rates are summarized in Note S to the Consolidated Financial Statements.

Minority interests’ share in income was $75 million in 2008, $98 million in 2007 and $93 million in 2006. The decline in 2008 was related to the third quarter 2008 redemption by the outside partner of its ownership interest in Hobbes Capital S.A. (see Note Q to the Consolidated Financial Statements).

Net income available for common stockholders was $579 million in 2008 ($0.62 per share) compared with $2,887 million in 2007 ($2.99 per share) and $3,724 million in 2006 ($3.82 per share).

        The following table summarizes the impact of certain items recorded in 2008, 2007 and 2006:

	Pretax Impact (1)			Impact on Net Income (2)			Impact on EPS (3)
In millions, except per share amounts	2008	2007	2006	2008	2007	2006	2008	2007	2006
Cost of sales:
Impact of Hurricanes Gustav and Ike	$(181)	-	-	$(115)	-	-	$(0.12)	-	-
K-Dow related expenses	(69)	-	-	(44)	-	-	(0.05)	-	-
Goodwill impairment losses	(239)	-	-	(230)	-	-	(0.25)	-	-
Restructuring charges	(839)	$(578)	$(591)	(628)	$(436)	$(445)	(0.68)	$(0.46)	$(0.46)
Purchased in-process research and development charges	(44)	(57)	-	(44)	(50)	-	(0.05)	(0.05)	-
Acquisition-related expenses	(49)	-	-	(43)	-	-	(0.05)	-	-
Asbestos-related credit	-	-	177	-	-	112	-	-	0.12
Sundry income - net:
Loss contingency related to EC fine	-	-	(85)	-	-	(84)	-	-	(0.09)
Provision for income taxes:
German tax law change	-	-	-	-	(362)	-	-	(0.38)	-
Change in EQUATE legal ownership structure	-	-	-	-	113	-	-	0.12	-
Total	$(1,421)	$(635)	$(499)	$(1,104)	$(735)	$(417)	$(1.20)	$(0.77)	$(0.43)
(1)	Impact on “Income before Income Taxes and Minority Interests”
(2)	Impact on “Net Income Available for Common Stockholders”
(3)	Impact on “Earnings per common share - diluted”

SEGMENT RESULTS
The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT includes all operating items relating to the businesses and excludes items that principally apply to the Company as a whole. Additional information regarding the Company’s operating segments and a reconciliation of EBIT to “Net Income Available for Common Stockholders” can be found in Note T to the Consolidated Financial Statements.

PERFORMANCE PLASTICS
Performance Plastics sales were $15,793 million in 2008, up from $15,116 million in 2007 and $13,944 million in 2006. Compared with 2007, sales increased 4 percent as prices rose 8 percent, including a 3 percent favorable impact of currency, and volume declined 4 percent. The improvement in prices was broad-based with increases in all geographic areas, as well as across all businesses with the exception of Dow Building Solutions, which was flat versus last year. Volume declined in 2008 due to the significant downturn in the global economy in the fourth quarter of 2008. In 2007, prices increased 6 percent over 2006 and volume improved 2 percent.

EBIT for 2008 was $264 million, compared with $1,390 million in 2007 and $1,629 million in 2006. Results for 2008 were negatively impacted by a goodwill impairment loss of $209 million, costs of $48 million related to the U.S. Gulf Coast hurricanes, and restructuring charges of $111 million related to the closure or impairment of several manufacturing facilities announced in the fourth quarter. Despite the improvement in prices, EBIT for 2008 declined from 2007 primarily due to the slowing global economy, which resulted in lower sales volumes and reduced operating rates across the Company’s manufacturing facilities, lower equity earnings, significant increases in feedstock and raw material costs, and the unfavorable impact of currency on costs.

Results for 2007 were negatively impacted by net restructuring charges of $180 million related to the fourth quarter of 2007 announced closure or impairment of a number of manufacturing facilities. EBIT for 2007 declined from 2006 primarily due to lump sum technology licensing revenue realized in 2006 that did not recur in 2007 and an increase in operating expenses related to the Company’s effort to expand geographic markets and develop new technologies and product applications within the Performance Plastics segment. EBIT for 2006 included a fine of $85 million imposed by the European Commission associated with the synthetic rubber industry matter and $242 million in asset restructuring costs as part of the plan announced by the Company in the third quarter of 2006, which included the permanent shutdown of the Company’s toluene diisocyanate (“TDI”) plant in Porto Marghera, Italy. See Note B to the Consolidated Financial Statements for information on restructuring charges.

Dow Automotive sales for 2008 declined 1 percent from 2007, as a 10 percent improvement in price was more than offset by an 11 percent decline in volume, driven by a severe downturn in the global automotive industry. During 2008, the business worked to restore margins compressed by higher raw material costs and was successful in raising prices across all geographic areas. The decline in volume was most significant in North America where a weak economy and a drop in consumer confidence, coupled with tight credit markets, limited demand. Automotive manufacturers took action in the fourth quarter to reduce inventories and preserve cash, driving demand further downward for the year. Due to the significant downturn across the industry, when the Company performed its annual review of goodwill in the fourth quarter, it was determined that the goodwill associated with the Dow Automotive reporting unit was impaired, resulting in a charge of $209 million. In addition, the Company announced a restructuring plan in the fourth quarter of 2008 that included a charge of $27 million for impairment of the automotive sealants business in Europe, which will be divested in the first quarter of 2009. EBIT declined in 2008 as a result of these charges and the downturn in the automotive industry, which resulted in lower sales volumes and reduced operating rates. EBIT for 2007 was reduced by a $64 million charge primarily associated with the Company’s decision in the fourth quarter of 2007 to exit the automotive sealants business in North America, Latin America and Asia Pacific.

Dow Building Solutions sales for 2008 were up slightly versus the prior year due to a 1 percent improvement in volume. Prices were flat versus 2007 as a 4 percent decline in prices was offset by a 4 percent favorable currency impact. Results for the business were heavily impacted by the financial crisis in North America, resulting in a decline in demand for building and construction materials in 2008. EBIT in 2008 was negatively impacted by restructuring charges of $13 million associated with the closure of three manufacturing plants. Compared with 2007, EBIT for 2008 was down due to sharply higher hydrocarbon and raw material costs in the first half of the year and the significant economic downturn in the second half of the year. EBIT for 2007 was reduced by $21 million of restructuring charges related to the closure of five small manufacturing plants.

Dow Epoxy sales in 2008 declined 7 percent compared with last year, as an 11 percent drop in volume more than offset a 4 percent improvement in price, including a 2 percent favorable impact of currency. Demand declined in all geographic areas and key market segments as a result of the financial crisis and global economic downturn. The decline in volume was most noticeable in Asia Pacific where demand for electrical laminate applications in consumer electronics trended sharply lower in the second half of the year. The improvement in price was largely due to a more favorable overall sales mix, with particular strength in the business’ specialty product offerings. Results for 2008 included a restructuring charge of $28 million related to the Company’s fourth quarter decision to exit the solution vinyl resin business and shut down its manufacturing plant located in Texas City, Texas. In addition, the business incurred costs of $15 million due to the U.S. Gulf Coast hurricanes in the second half of 2008. Compared with 2007, EBIT declined in 2008 due to the slowdown in the global economy, which resulted in lower sales volume and reduced operating rates, significantly higher hydrocarbon and raw material costs and increased operating expenses. In 2007, EBIT was negatively impacted by a $2 million charge related to the Company’s decision to exit the hydroxyalkyl acrylate business.

Polyurethanes and Polyurethane Systems sales for 2008 increased 3 percent versus the prior year with a 10 percent increase in price offset by a 7 percent decline in volume. The improvement in price was reported in all geographic areas and product lines, supported by significantly higher hydrocarbon and raw material prices during most of the year. The decline in volume was driven by a sharp drop in demand late in the year due to the weakened global economy and efforts by customers to preserve cash and reduce inventory levels. EBIT for 2008 was negatively impacted by $25 million of costs related to the third quarter hurricanes, and $1 million of restructuring charges. Compared with last year, EBIT declined significantly due to the global economic slowdown, which resulted in a significant decline in sales volume and reduced operating rates, and significantly higher raw material costs.

Specialty Plastics and Elastomers established a new sales record in 2008, up 14 percent from 2007 due to a 12 percent improvement in price and a 2 percent increase in volume. Double-digit price improvement was reported in all geographic areas except Asia Pacific where prices improved 9 percent. The gain in volume was largely due to a new marketing agreement between the Company and Nippon Unicar Company Limited (“NUC”), a nonconsolidated affiliate, which became effective in the first quarter of 2008. Excluding the impact of the new marketing agreement with NUC, volume was flat with 2007. EBIT for 2008 was reduced by restructuring charges of $42 million, which included $40 million for the Company’s fourth quarter decision to shut down facilities that manufacture NORDEL™ hydrocarbon rubber in Seadrift, Texas, and TYRIN™ chlorinated polyethylene in Plaquemine, Louisiana, and a $2 million adjustment to the 2007 restructuring charge related to contract cancellation penalties associated with the decision to shut down the rubber plant located in Berre, France. In addition, EBIT was reduced $7 million due to the impact of the hurricanes in the second half of 2008. Compared with 2007, EBIT for the business declined due to lower operating rates, lower equity earnings and higher raw material costs. Results for 2007 included restructuring charges of $97 million which included impairment charges related to the rubber plant in Berre, France and a fiber solutions plant in Tarragona, Spain.

Technology Licensing and Catalyst sales and EBIT were up significantly in 2008 due to increased licensing of polyethylene technology in Europe and increased licensing of polypropylene technology and catalyst sales in IMEA.

Performance Plastics Outlook for 2009
Due to an expectation of continued softness in the global economy, Performance Plastics sales are expected to decline in 2009, with particular weakness in the first half of the year. Expectations are for a recovery to begin late in 2009 as demand begins to improve and spending related to announced economic stimulus plans increases. A number of the businesses within the Performance Plastics segment stand to benefit from increased spending on infrastructure projects. In addition to lower sales volume in 2009, hydrocarbon and raw material costs are expected to be lower, creating downward pressure on selling prices.

Dow Automotive expects sales to be down for the year, in line with global automotive industry trends, driven by a lack of consumer confidence and tight credit markets. North America and Europe are expected to experience the most significant declines. Prices are expected to be in line with 2008 as competitive pressure associated with the downturn in the automotive industry will make price increases difficult to implement. Dow Automotive will continue to take action in 2009 to exit low margin business.

Dow Building Solutions expects sales volume to decline in 2009 due to the expanding effects of the global economic crisis. The construction industry in general is not expected to improve before late in 2009. North American producers of extruded polystyrene foam are required by the Montreal Protocol to have new foaming agent formulations implemented by year end 2009. This will result in manufacturers incurring additional costs and capital spending in 2009. The process of converting the various manufacturing plants is expected to reduce North American production capacity. Further, it is expected that some capacity will be permanently shut down as manufacturers decide not to invest in the foaming agent conversion. Dow Building Solutions has previously announced its decision to shut down three extruded polystyrene plants by the end of 2009.

Dow Epoxy volume is expected to be down in 2009 due to the fourth quarter of 2008 decision to exit the solution vinyl resin business and the expectation that overall industry demand will remain low in the first half of 2009, although some improvement is expected late in the year. Sales of epoxy systems into wind energy applications are expected to continue growing despite the downturn in the global economy. Excess capacity across the industry will create a very competitive market place in 2009.

Polyurethanes and Polyurethane Systems expect volume to be soft in the first half of 2009 with some recovery in the second half of the year linked to overall improvement in global economic conditions. Prices are expected to be lower in 2009 consistent with lower hydrocarbon and other raw material costs. Recent capacity additions are expected to keep industry operating rates depressed.

Specialty Plastics and Elastomers expect sales volume in 2009 to be well below 2008 levels with particular weakness in the first half of the year. Prices are projected to be lower in 2009 due to declining hydrocarbon and other raw material costs and increased competitive pressure as market participants aggressively pursue sales volume in a weak market. Medical and food packaging applications are proving to be somewhat less impacted by the global downturn, and governmental economic stimulus plans that target increased spending on infrastructure projects could help fuel growth in some niche applications like wire and cable.

Technology Licensing and Catalyst revenue for certain products is expected to grow in 2009 due to increased catalyst demand associated with new plants starting up in 2009. However, demand from existing plants is expected to be down due to lower operating rates.

PERFORMANCE CHEMICALS
Performance Chemicals sales increased 11 percent to $9,229 million in 2008, compared with $8,351 million in 2007; sales were $7,867 million in 2006. Compared with 2007, prices increased 14 percent; volume fell 3 percent as demand dropped in the second half of the year. The increase in prices in 2008 was driven by higher raw material costs. In 2007, volume increased 2 percent from 2006 due in large part to the acquisition of Wolff Walsrode, while prices rose 4 percent.

EBIT for 2008 was $1,010 million, compared with $949 million in 2007 and $1,242 million in 2006. EBIT increased in 2008 as higher prices and increased equity earnings from OPTIMAL and Dow Corning were partially offset by higher raw material costs and reduced operating rates. In addition, EBIT for 2008 was reduced by restructuring charges totaling $24 million and $15 million of costs related to the U.S. Gulf Coast hurricanes. The restructuring charges included the write-down of manufacturing assets (due to plant closures in Xiaolan, China; Varennes, Quebec, Canada; King’s Lynn, United Kingdom; Pittsburg, California; Plaquemine, Louisiana; and Midland, Michigan). In 2007, EBIT declined as higher raw material and energy costs and higher operating expenses related to product development and growth initiatives more than offset higher selling prices. In addition, EBIT in 2007 was reduced by restructuring charges totaling $85 million and a $7 million charge for IPR&D related to the acquisition of Wolff Walsrode. In 2006, EBIT was reduced by restructuring charges totaling $12 million. See Notes B and C to the Consolidated Financial Statements for additional information regarding restructuring charges and IPR&D.

Designed Polymers sales increased 20 percent versus 2007, with volume growth of 13 percent and price increases of 7 percent including a 3 percent favorable impact of currency. The improvement in volume was driven by the full-year impact of the 2007 acquisition of Wolff Walsrode and strong sales of methyl cellulosics used in pharmaceutical and food applications. Benefiting from the membrane production capacity start-up in Edina, Minnesota, volume improved in Dow Water Solutions, particularly in the reverse osmosis and ion exchange water applications. Compared with 2007, EBIT improved as higher sales more than offset higher raw material costs and higher operating expenses. EBIT for 2008 was reduced by restructuring charges totaling $10 million related to the permanent closure of a pharmaceutical plant in Midland, Michigan and a manufacturing plant in Plaquemine, Louisiana, and $2 million for hurricane-related costs. EBIT for 2007 was reduced by restructuring charges totaling $27 million related to the permanent closure of the cellulosics plant in Aratu, Brazil, and the shutdown of a second small pharmaceutical plant in Midland, Michigan, as well as a $7 million IPR&D charge.

Dow Latex sales increased 5 percent versus 2007, with a 16 percent increase in price and an 11 percent decrease in volume. Compared with 2007, paper and carpet latex prices were higher in all geographic areas, while volume declined due to economic conditions in both industries. Carpet latex volume was down due to the slow housing industry. Paper latex continued to be impacted by changes in the advertising industry, as spending moves toward alternative media versus print and coated paper, as well as excess capacity in both North America and Europe. Significantly higher prices for specialty latex were negated by volume declines due to weak demand for architectural coatings. EBIT for 2008 increased compared with 2007 as higher selling prices were partially offset by higher raw material costs and lower volumes. In addition, EBIT in 2008 was reduced by restructuring charges of $14 million related to the permanent closure of four manufacturing facilities located in Varennes, Canada; Pittsburg, California; King’s Lynn, United Kingdom; and Xiaolan, China. EBIT for 2007 included a charge of $42 million related to the write-down of the Company’s indirect 50 percent interest in Dow Reichhold Specialty Latex LLC.

Specialty Chemicals sales were up 9 percent versus 2007, with a 16 percent increase in price and a 7 percent decrease in volume. Compared with 2007, prices were up across all geographic areas principally driven by higher raw material costs. Volume declined versus 2007 primarily due to lower demand across all major products as customers depleted inventory levels. Despite improvements in prices and equity earnings from OPTIMAL, EBIT declined in 2008 due to higher raw material and energy costs, lower sales volume and lower operating rates. In addition, EBIT in 2008 was reduced by hurricane-related costs of $13 million. EBIT for 2007 included restructuring charges of $16 million related to the write-down of two manufacturing facilities.

Performance Chemicals Outlook for 2009
Performance Chemicals sales for 2009 are expected to decrease due to lower demand for paper and carpet and continued weakness in the housing industry. Lower demand and declining raw material costs will put downward pressure on selling prices.

Designed Polymers sales are expected to decrease slightly. An anticipated increase in sales of METHOCEL™  cellulose ethers used in food, pharmaceuticals and personal care products is expected to be partially offset by a decrease in sales of methyl cellulosics used in the construction industry. Sales of specialty polymers, biocides, and the specialty chemical products of ANGUS Chemical Company are expected to decrease, while Dow Water Solutions sales are expected to be flat versus 2008.

Dow Latex sales are expected to decrease due to the continued slowdown in the housing industry, impacting demand for both carpet and specialty latexes. Significant pressure on pricing is expected as raw material costs decline and demand further weakens.

Specialty Chemicals sales are expected to decline. Volume is expected to remain at low levels in the first half of 2009; however, inventory restocking should offset slower demand in the second half of 2009. Prices are expected to decrease due to declining monoethylene glycol prices, putting pricing pressure on ethylene oxide derivative products, including amines and glycol ethers.

AGRICULTURAL SCIENCES
Sales for Agricultural Sciences were a record $4,535 million in 2008, compared with $3,779 million in 2007 and $3,399 million in 2006. Volume increased 8 percent compared with 2007, while prices increased 12 percent. Sales were up significantly across the segment due to favorable economic conditions within the agricultural industry and strong demand for agricultural products in 2008. Compared with last year, prices increased in response to strong demand, escalating raw material costs and tight global supply of certain products. Volume for seeds, traits and oils grew 33 percent year over year; corn grew 29 percent and sunflower grew 74 percent. Six new acquisitions were completed in 2008, as Dow AgroSciences continued to increase scale and reach in the seeds industry. Volumes for new agricultural chemicals products, penoxsulam rice herbicide and aminopyralid range and pasture herbicide, continued to show strong growth, almost doubling year-over-year sales. High commodity prices and excellent growing conditions across Europe and North America drove strong sales of proprietary herbicides. New cereal herbicide pyroxsulam also benefited, having a strong and successful launch, and together with spinetoram insecticide received excellent customer support in their first full year of launch. Commodity products, glyphosate and acetochlor herbicides, as well as chlorpyrifos insecticides, also experienced solid year-over-year growth.

In 2007, volume increased 9 percent over 2006, while prices increased 2 percent. Volume increased as demand for cereal and corn applications grew, while spinosad and chlorpyrifos insecticides benefited from a mild winter and early spring in Europe. The increase in price was primarily driven by the favorable impact of currency which offset local currency price decreases associated with generic competition.

EBIT in 2008 was $761 million, a new annual record, versus $467 million in 2007 and $415 million in 2006. Despite an increase in raw material costs and operating expense (in support of growth initiatives), EBIT for 2008 improved significantly due to the increase in sales, the result of the buoyant agricultural market and new product launches. EBIT in 2008 was negatively impacted by $44 million of IPR&D costs related to seed acquisitions, $3 million in restructuring charges, as well as a $2 million impact related to the 2008 hurricanes. In 2007 EBIT increased from 2006 on strong demand related to high farm commodity prices and increased acres planted, economic stability across Latin America and marked improvement in the seeds business. EBIT in 2007 was negatively impacted by $77 million of restructuring charges primarily related to the impairment of the Company’s manufacturing site in Lauterbourg, France, and by $50 million of IPR&D charges related to acquisitions.

Agricultural Sciences Outlook for 2009
Agricultural Sciences sales for 2009 are expected to grow above the levels achieved in 2008. Volume is anticipated to increase in key regions; however growth may be dampened by current economic conditions and as lower farm commodity prices impact global demand and grower confidence. New products sales of pyroxsulam, spinetoram, penoxsulam and aminopyralid are expected to ramp up in 2009, and HERCULEX™ insect protection is expanding into Brazil. Investments in technology, scale and reach in the seeds, traits and oils business remain a priority.

BASIC PLASTICS
Sales for the Basic Plastics segment were $12,974 million in 2008, up 1 percent from $12,878 million in 2007. Sales were $11,833 million in 2006. Prices increased 13 percent in 2008, while volume decreased 12 percent. While strong price increases were reported in all geographic areas, there was considerable decline in prices in the fourth quarter. During the first nine months of 2008, prices moved significantly higher in response to rapidly escalating feedstock and energy costs. In the fourth quarter, an unprecedented drop in feedstock costs and the global economic crisis resulted in significant price declines across all geographic areas and product lines. While volume improved in IMEA, high prices, wide fluctuations in feedstock and energy costs, and growing weakness in the global economy resulted in volume declines in all other geographic areas. North America volumes were reduced by the May 2008 formation of Americas Styrenics LLC; the December 2007 closure of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana; and the impact of the U.S. Gulf Coast hurricanes. In 2007, prices increased 8 percent over 2006, while volume increased 1 percent. Price increases were reported in all geographic areas, reflecting significantly higher feedstock and energy costs. While 2007 volume was higher in Asia Pacific and Europe, higher prices, a competitive industry, and concerns about the strength of the U.S. economy resulted in lower volume in North America, which was also impacted by the shutdown of two production facilities at the end of 2006.

EBIT for 2008 was $981 million, down from $2,006 million in 2007 and $2,022 million in 2006. EBIT declined in 2008 as price increases were not sufficient to offset the significant increases in feedstock and other raw material costs, lower equity earnings, and reduced operating rates. While equity earnings from EQUATE were slightly higher than 2007, EBIT was negatively impacted by significantly lower earnings from Siam Polyethylene and Equipolymers, and a loss from Americas Styrenics LLC. EBIT in 2008 was reduced by restructuring charges totaling $148 million. The restructuring charges reflect the write-down of the Company’s investment in a project to form a joint venture in Oman with the Oman Petrochemicals Industries Company LLC; costs related to the shutdown of production facilities (Terneuzen, The Netherlands; Freeport, Texas; and Riverside, Missouri); as well as costs associated with the permanent shutdown of the operations of the Pétromont and Company, Limited Partnership (“Pétromont”) joint venture in Varennes, Canada. EBIT also included a goodwill impairment loss of $30 million associated with the polypropylene reporting unit (see Note G to the Consolidated Financial Statements), as well as costs of $14 million related to the U.S. Gulf Coast hurricanes. EBIT declined in 2007 as price increases were not sufficient to offset the significant increase in feedstock and other raw material costs. Equity earnings increased over 2006 due to significantly higher earnings from EQUATE (due to planned maintenance turnarounds in 2006), partially offset by lower equity earnings from Siam Polyethylene and Equipolymers. EBIT in 2007 reflected restructuring charges totaling $88 million related to the announced shutdown of the polypropylene production facility at St. Charles Operations in Hahnville, Louisiana; the write-down of the Company’s 50 percent interest in Pétromont; and the write-off of abandoned engineering costs. In addition, EBIT in 2006 was negatively impacted by restructuring charges totaling $16 million related to the shutdown of the polystyrene and polyethylene production facilities in Sarnia, Ontario, Canada.

Polyethylene sales increased 11 percent in 2008 as prices increased 16 percent and volume declined 5 percent. During the first nine months of 2008, double-digit price increases were seen in all geographic areas in response to significantly higher feedstock and energy costs. Prices fell sharply in the fourth quarter as the result of an unprecedented drop in crude oil prices. Volume declines occurred as the growing global economic crisis and rapidly declining oil and natural gas prices resulted in customers significantly reducing purchases. Volume in Asia Pacific was lower during the second half of the year as customers were slow to return to the market following the Olympic Games. Despite the improvement in selling prices, EBIT declined in 2008 due to higher raw material costs, the decline in volume, lower operating rates and lower equity earnings from Siam Polyethylene. EBIT in 2008 reflected restructuring charges of $142 million including the write-down of costs associated with the Oman Petrochemicals Industries Company LLC joint venture; and costs associated with the permanent closure of the Pétromont joint venture. EBIT for 2008 also reflected costs of $12 million related to the U.S. Gulf Coast hurricanes. EBIT in 2007 reflected a restructuring charge of $46 million related to the impairment write-down of the Company’s 50 percent interest in Pétromont and the write-down of abandoned engineering costs of $16 million. EBIT in 2007 was favorably impacted by a gain on the sale of the Company’s low-density polyethylene plant in Cubatão, Brazil, in the second quarter of 2007.

Polypropylene sales decreased 10 percent in 2008 as prices improved 10 percent and volume declined 20 percent. Polypropylene prices increased during the first nine months of 2008 in response to significantly higher propylene costs; however prices fell sharply in the fourth quarter due to declining feedstock costs. Volume declined significantly in Europe and North America during 2008. Volume in Europe was lower due to new industry capacity and lower demand. Volume in North America was lower due to the December 2007 shutdown of the Company’s polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana, reduced customer demand, and lower exports. EBIT was significantly lower in 2008 due to higher propylene costs, lower volume, reduced operating rates, the $30 million goodwill impairment loss associated with the polypropylene reporting unit (see Note G to the Consolidated Financial Statements) and $2 million of costs related to the U.S. Gulf Coast hurricanes. EBIT for 2007 was negatively impacted by a restructuring charge of $26 million related to the shutdown of the Company’s polypropylene manufacturing facility at St. Charles Operations.

Polystyrene sales declined 28 percent in 2008 as prices improved 3 percent and volume decreased 31 percent. Prices improved in all geographic areas, reflecting significantly higher feedstock and energy costs. Volume declined significantly in North America and Latin America due to the formation of Americas Styrenics LLC in May 2008. Volume also declined in Europe and Asia Pacific as the growing economic crisis and high prices resulted in lower demand. In 2008, EBIT was significantly lower than 2007 due to higher feedstock and raw material costs, lower volume, reduced operating rates, equity losses from Americas Styrenics LLC, and restructuring charges of $6 million related to the shutdown of the Company’s production facilities in Terneuzen, The Netherlands; and Riverside, Missouri.

Basic Plastics Outlook for 2009
Feedstock and energy costs are expected to increase from year-end 2008 levels during 2009, but on average remain lower overall than in 2008. The global economy is expected to remain weak during 2009, limiting the ability to increase prices and grow volume. New global polyethylene and polypropylene capacity will be coming on-line during 2009 further increasing competition and limiting the ability to increase prices and improve volumes.

With feedstock costs expected to be lower on average in 2009, polyethylene margins are expected to be lower as well. Significant new Middle East industry production capacity will be coming on stream during 2009 and, given that these will have cost-advantaged feedstocks, exports from the Middle East to Europe and North America are expected to increase. EQUATE will start up a new polyethylene train in mid-2009, however equity earnings are expected to be significantly lower due to depressed polyethylene prices and lower demand.

Polypropylene prices and demand are both expected to remain low during 2009. The business will be impacted by lower feedstock costs, the global economic slowdown, and new industry capacity in the Middle East that will come on-line during the year. With the shutdown of the St. Charles Operations production facility in 2007, the focus in North America will continue to be on targeted, higher margin products, and the business expects to achieve margins similar to 2008. In Europe, new industry capacity in the Middle East and weak industry fundamentals will negatively impact margins.

Polystyrene prices and volume are both expected to decline in 2009. Volume will be lower, reflecting the full-year impact of the formation of Americas Styrenics LLC. The shutdown of polystyrene production facilities in The Netherlands  and United States will also negatively impact volume. Prices are expected to decline in 2009 as a result of lower feedstock costs. Despite these challenges, the business expects to achieve margins similar to 2008. Equity earnings from Americas Styrenics LLC will be lower due to poor industry dynamics and planned maintenance turnaround activities.

On November 28, 2008, the Company and PIC signed a Joint Venture Formation Agreement (“JVFA”) to form a 50:50 global petrochemicals joint venture, K-Dow Petrochemicals (“K-Dow”). However, PIC failed to close the K-Dow transaction on January 2, 2009, as required by the JVFA. See Matters Involving the Formation of K-Dow Petrochemicals at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

BASIC CHEMICALS
Sales for Basic Chemicals were $5,693 million in 2008, compared with $5,863 million in 2007 and $5,560 million in 2006. Overall, sales decreased 3 percent as prices rose 13 percent and volume decreased 16 percent. Price increases were reported in all geographic areas with particular strength in Latin America and North America, driven by significant increases in feedstock and energy costs through the third quarter of 2008 and tight industry supply/demand balances in the caustic soda market that drove prices higher. Volume decreased across all business and geographic areas, with the largest decline in ethylene oxide/ethylene glycol (“EO/EG”), mainly driven by weak economic conditions, poor industry fundamentals and planned and unplanned outages. In 2007, volume was down 1 percent from 2006, due to declines in EG and ethylene dichloride (“EDC”) driven by the shutdown of the Company’s EDC production facility in Fort Saskatchewan, Alberta, Canada in the fourth quarter of 2006. Prices rose 6 percent in 2007 versus 2006 due to price improvements in EO/EG and solvents and intermediates, mainly driven by increases in feedstock and energy costs.

Caustic soda sales improved 20 percent in 2008 as a 39 percent increase in price was offset by a 19 percent decline in volume. Volume declined due to the impact of the U.S. Gulf Coast hurricanes that forced a temporary outage of the Company’s U.S. Gulf Coast manufacturing facilities and reduced chlorine derivative demand, prompting the declaration of force majeure in Europe, Latin America and North America. This led to a tight supply of caustic soda in the market and as demand remained strong across all market segments, prices rose significantly. The sale of the Company’s caustic soda distribution business in Western Canada in the fourth quarter of 2007 also contributed to the decline in volume.

Vinyl chloride monomer (“VCM”) sales were down slightly, as price increases were more than offset by a decline in volume. Volume declined primarily due to the impacts of the U.S. Gulf Coast hurricanes which forced a temporary outage of the Company’s U.S. Gulf Coast manufacturing facilities, unplanned maintenance outages and a large inventory correction by downstream polyvinyl chloride (“PVC”) fabricators as industry conditions declined.

EO/EG sales decreased 21 percent in 2008. Volume declined 24 percent driven by weak industry fundamentals, additional capacity in the Middle East, planned and unplanned outages, and a significant decline in textile demand in Europe and North America, which reduced the demand for polyester fiber in Asia Pacific. Price was up 3 percent due to the favorable impact of currency. In the first half of the year prices increased due to high feedstock and energy costs; however, significant price erosion occurred in the fourth quarter as feedstock and energy prices declined.

Solvents and intermediates sales were flat in 2008 with a 15 percent increase in prices offset by a 15 percent decline in volume. The increase in prices, particularly in North America, was driven by high feedstock and energy costs. Volume declined due to the weak economic conditions, production outages experienced at various manufacturing facilities and lower butanol sales in Asia Pacific.

EBIT for Basic Chemicals was $15 million in 2008, compared with $813 million in 2007 and $689 million in 2006. Results for the segment in 2008 were reduced by hurricane-related costs of $41 million and restructuring charges of $103 million related to the impairment of the EO/EG plant at Wilton, England; the closure of the chlorinated organics plant in Aratu, Brazil; and the closure of the chlor-alkali plant in Oyster Creek, Texas (see Note B to the Consolidated Financial Statements). EBIT in 2008 declined sharply from 2007 due to higher feedstock and energy costs which compressed margins, and lower equity earnings from EQUATE and MEGlobal. In 2007, results were reduced by restructuring charges of $7 million related to the write-off of capital project spending. Results for 2006 included restructuring charges of $184 million related to the closure of the chlor-alkali plant at Fort Saskatchewan, Canada, as well as a number of other small manufacturing facilities. Excluding restructuring charges, EBIT for 2007 declined from 2006 as sharply higher feedstock and energy costs and increases in other raw material costs more than offset the improvement in sales and increase in equity earnings from EQUATE and MEGlobal.

Basic Chemicals Outlook for 2009
Caustic soda demand is expected to soften during 2009 due to depressed global economic conditions. Prices are expected to remain at record levels in early 2009 due to favorable supply/demand balances the first half of the year; a correction, however, is expected to occur in the latter part of 2009. Volume is expected to decline in 2009 due to continuing low demand for chlorine derivatives and the closure of the chlor-alkali plant in Oyster Creek, Texas.

VCM sales are expected to decline in 2009 as prices sharply decrease, despite anticipated volume increases. Prices are expected to decline due to weak supply/demand fundamentals and lower feedstock and energy prices. Volume is expected to increase as downstream PVC inventories are critically low and restocking is expected to occur. Expected improvements in the global economy in the later part of 2009 will increase the demand for end-use applications of PVC.

Supply of EG is expected to increase in an already oversupplied market facing declining customer demand as significant additional production capacity is expected to come on-line in the Middle East in 2009.

Solvents and intermediates volume and margins are expected to be flat in early 2009; while demand is expected to recover modestly in the second half of 2009, additional margin compression is expected as the competitive environment strengthens.

Significant deterioration of equity income from EQUATE, MEGlobal and OPTIMAL is expected due to price deterioration.

HYDROCARBONS AND ENERGY
Hydrocarbons and Energy sales were $8,968 million in 2008 compared with $7,105 million in 2007 and $6,205 million in 2006. In 2008, prices were up 21 percent and volume increased 5 percent from 2007. The increase in selling prices in 2008 was driven by significantly higher overall feedstock, monomer and energy costs. Sales of monomers increased compared with last year due to a styrene supply contract with Americas Styrenics LLC. In 2007, prices were up 12 percent and volume increased 3 percent from 2006. Prices improved in 2007 following the continued rise in crude oil and feedstock costs, and tight supply/demand balance for certain hydrocarbon products. Volume in 2007 increased primarily due to additional U.S. power sales resulting from the fourth quarter 2006 acquisition of the Plaquemine Cogeneration Facility in Louisiana.

The Hydrocarbons and Energy business transfers materials to Dow’s derivative businesses at net cost, which results in EBIT that is at or near breakeven. EBIT in 2008 was a loss of $70 million due to hurricane-related costs of $52 million and restructuring charges of $18 million. In 2007, EBIT was a loss of $45 million due to restructuring charges of $44 million principally due to the shutdown of the Company’s styrene monomer plant in Camaçari, Brazil, and the closure of storage wells in Fort Saskatchewan, Canada. EBIT for the segment was at breakeven in 2006. See Note B to the Consolidated Financial Statements for information on restructuring charges.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities, while natural gas is used as fuel. The Company’s cost of purchased feedstock and energy rose $5.9 billion (28 percent) in 2008. Crude oil prices increased for much of the year, and on average, 2008 prices were $24 per barrel higher than 2007 levels. North American natural gas prices continued the upward trend, and were approximately $1.89 per million Btu higher than in 2007, an increase of approximately 27 percent.

Hydrocarbons and Energy Outlook for 2009
Crude oil and natural gas prices are expected to remain volatile and sensitive to external factors such as weather, economic activity and geopolitical tensions. The Company expects crude oil prices, on average, to be significantly lower than 2008. Ethylene margins are expected to be lower in 2009 due to global capacity growth, particularly in the Middle East, exceeding global demand growth. Ethylene margins could improve somewhat compared with these expectations, in the event of stronger than anticipated demand and a delay of new capacity within the industry. The economic outlook is uncertain and the faltering economy and/or major spikes in crude oil prices could contribute to a decline in margins and volume.

UNALLOCATED AND OTHER
Sales for Unallocated and Other, which primarily relate to the Company’s insurance operations, were $322 million in 2008 compared with $421 million in 2007 and $316 million in 2006. Included in the results for Unallocated and Other are:
•	results of insurance company operations,
•	gains and losses on sales of financial assets,
•	stock-based compensation expense and severance costs,
•	changes in the allowance for doubtful receivables,
•	expenses related to New Ventures,
•	asbestos-related defense and resolution costs,
•	foreign exchange hedging results, and
•	certain overhead and other cost recovery variances not allocated to the operating segments
EBIT was a loss of $1,078 million in 2008 compared with a loss of $897 million in 2007 and a loss of $594 million in 2006. EBIT for 2008 was reduced by 2008 restructuring charges totaling $430 million, including employee-related severance expenses of $321 million, pension curtailment costs and termination benefits of $88 million, asset write-offs and environmental obligations of $21 million; net unfavorable adjustments to prior year restructuring plans of $2 million; increased spending related to acquisitions and joint venture formation activity, including legal expenses and other costs related to the K-Dow transaction ($69 million) and the pending acquisition of Rohm and Haas Company ($49 million); and costs associated with the U.S. Gulf Coast hurricanes of $9 million. EBIT in 2008 was also impacted by lower foreign exchange hedging results, lower earnings from insurance company operations, a reduction in performance-based compensation (including stock-based compensation) of $295 million compared with 2007, and a $54 million reduction in the asbestos-related liability.

EBIT for 2007 was reduced by 2007 restructuring charges totaling $105 million, including employee-related severance expenses of $86 million, pension curtailment costs and termination benefits of $15 million and asset write-offs of $4 million; franchise taxes of approximately $80 million; and higher performance-based compensation expenses (including stock-based compensation) of approximately $230 million. EBIT for 2007 was favorably impacted by improved results from insurance company operations, foreign exchange hedging results, and an $8 million favorable adjustment to the restructuring charge for employee-related expenses recorded in the third quarter of 2006.

See Note B to the Consolidated Financial Statements for information regarding restructuring charges.

Sales Price and Volume
	2008			2007			2006
Percent change from prior year	Volume	Price	Total	Volume	Price	Total	Volume	Price	Total
Operating Segments:
Performance Plastics	(4)%	8%	4%	2%	6%	8%	7%	5%	12%
Performance Chemicals	(3)	14	11	2	4	6	4	1	5
Agricultural Sciences	8	12	20	9	2	11	3	(2)	1
Basic Plastics	(12)	13	1	1	8	9	1	7	8
Basic Chemicals	(16)	13	(3)	(1)	6	5	(2)	1	(1)
Hydrocarbons and Energy	5	21	26	3	12	15	(9)	11	2
Total	(5)%	12%	7%	2%	7%	9%	1%	5%	6%
Geographic Areas:
United States	(11)%	12%	1%	(1)%	2%	1%	-	4%	4%
Europe	(3)	14	11	5	12	17	1%	6	7
Rest of World	(2)	12	10	5	5	10	5	3	8
Total	(5)%	12%	7%	2%	7%	9%	1%	5%	6%
Price includes the impact of currency. Volume includes the impact of acquisitions and divestitures.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary In millions	2008	2007	2006
Cash provided by (used in):
Operating activities	$4,711	$4,484	$4,154
Investing activities	(2,737)	(2,858)	(1,907)
Financing activities	(978)	(2,728)	(3,302)
Effect of exchange rate changes on cash	68	81	6
Net increase (decrease) in cash and cash equivalents	$1,064	$(1,021)	$(1,049)

Despite significantly lower earnings in 2008, cash provided by operating activities improved compared with 2007 due to a reduction in working capital requirements, largely the result of the Company’s intense focus on cost control and cash generation in the fourth quarter of 2008 in response to the global economic downturn. Despite lower earnings in 2007, cash provided by operating activities increased versus 2006, principally due to a reduction in cash contributed to the Company’s pension plans.

Cash used in investing activities in 2008 was down slightly compared with 2007, as an increase in capital expenditures of $201 million and an increase in investments in nonconsolidated affiliates (including $69 million for Americas Styrenics LLC and $161 million additional investment in two Kuwaiti joint ventures), was more than offset by a lower level of investing in consolidated companies, despite acquisitions of several small agricultural seed companies totaling $100 million in 2008. Cash used in investing activities in 2007 increased significantly compared with 2006 due to investments in consolidated companies (including $603 million for Wolff Walsrode and $151 million for Hyperlast Limited; see Notes C and G to the Consolidated Financial Statements), a $300 million increase in capital expenditures, several acquisitions of agricultural businesses, partially offset by a lower usage of cash to purchase previously leased assets.

Cash used in financing activities in 2008 was down significantly compared with 2007, as cash generated by proceeds from issuances of long-term debt in excess of payments on long-term debt and a decrease in purchases of treasury stock, more than offset a reduction in the change in proceeds from the issuance of promissory notes under the Company’s U.S. commercial paper program and lower proceeds from the sales of common stock (related to the exercise of stock options and the Employees’ Stock Purchase Plan). Cash used in financing activities in 2007 decreased compared with 2006 as the issuance of commercial paper and higher proceeds from the sales of common stock, more than offset increases in purchases of treasury stock and dividends paid to shareholders. In May 2007, the quarterly dividend was increased 12 percent.

On August 29, 2006, the Board of Directors approved a plan (the “2006 Plan”) to shut down a number of the Company’s manufacturing facilities. These shutdowns are scheduled to be completed by the end of the first quarter of 2009. On December 3, 2007, the Board of Directors approved a restructuring plan (the “2007 Plan”) that included the shutdown of a number of assets and organizational changes within targeted functions. These restructuring activities are expected to be completed by the end of 2009. On December 5, 2008, the Board of Directors approved a restructuring plan (the “2008 Plan”) as part of a series of actions to advance the Company’s strategy and respond to the recent, severe economic downturn, including the shutdown of a number of facilities and a workforce reduction. The 2008 Plan is expected to be completed by the end of 2010. The activities related to the three plans are expected to result in additional cash expenditures of approximately $683 million over the next few years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note B to the Consolidated Financial Statements). Dow expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities, and pension plan settlement costs. These costs cannot be reasonably estimated at this time.

Working Capital at December 31 In millions	2008	2007
Current assets	$16,060	$18,654
Current liabilities	13,108	12,445
Working capital	$2,952	$6,209
Current ratio	1.23:1	1.50:1

At December 31, 2008, trade receivables were $3.8 billion, down from $5.9 billion at December 31, 2007, consistent with the significant drop in sales (23 percent) in the fourth quarter of 2008 compared with the fourth quarter of 2007. Days-sales-outstanding-in-receivables (excluding the impact of sales of receivables) was 42 days at December 31, 2008 compared with 38 days at December 31, 2007. At December 31, 2008, total inventories were $6.0 billion, down from $6.9 billion at December 31, 2007, due to lower feedstock and energy costs at year end 2008 and significantly lower plant operating rates. Days-sales-in-inventory at December 31, 2008 was 58 days versus 61 days at December 31, 2007.

Total Debt at December 31 In millions	2008	2007
Notes payable	$2,360	$1,548
Long-term debt due within one year	1,454	586
Long-term debt	8,042	7,581
Total debt	$11,856	$9,715
Debt as a percent of total capitalization	45.7%	31.8%

Debt as a percent of total capitalization increased from 31.8 percent in 2007 to 45.7 percent in 2008, with almost two-thirds of the increase due to a decline in equity, principally the result of lower earnings and a significant increase in “Accumulated other comprehensive loss” largely driven by a decline in the value of pension plan assets.

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At December 31, 2008, there was $1.6 billion of commercial paper outstanding. Through January 2009, the Company maintained access to the commercial paper market at competitive rates. In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available $3 billion 5-year revolving credit facility with various U.S. and foreign banks. This credit facility matures in April 2011; at December 31, 2008 and thru January 2009, the Company had not utilized this facility.

At December 31, 2008, the Company had $365 million of SEC-registered securities available for issuance under the Company’s U.S. retail medium-term note program (InterNotes), Euro 5.0 billion (approximately $7.0 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $554 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on July 31, 2006 and renewed on July 31, 2008. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 23, 2007. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units.

On May 1, 2008, the Company issued $800 million in unsecured notes with a coupon rate of 5.70 percent, semi-annual interest payments due every May and November, and the principal amount due at maturity on May 15, 2018. Between May and December 2008, the Company issued $579 million in retail medium-term notes with varying maturities in 2013, 2015 and 2018 and at various interest rates averaging 6.15 percent. Net proceeds from the notes were primarily used to refinance maturing debt. On September 29, 2008, Calvin Capital LLC (“Calvin”), a newly formed wholly owned subsidiary of the Company, issued a three-year $674 million note payable (“Note”) with a floating rate based on London Interbank Offered Rate (LIBOR). The Note was issued in exchange for the redemption of the other partner’s ownership in Hobbes Capital S.A. and was a non-cash transaction (see Note Q of the Consolidated Financial Statements for further information on this transaction). The Note is recorded in “Long-term debt due within one year” in the consolidated balance sheets since the Note holder has the annual option to require the Company to prepay the outstanding principal.

The Note was issued under a note purchase agreement which contains, among other provisions, covenants with which Calvin must comply while the Note is outstanding. Such covenants include compliance with Calvin’s Limited Liability Company Agreement, the obligation to not merge or consolidate with any other corporation or sell or convey all or substantially all of Calvin’s assets, and limitations on making distributions and incurring other debt. Failure of Calvin to comply with any of these covenants could result in a default under the agreement, which would allow the Note holder to accelerate the due date of the outstanding principal and accrued interest on the Note. Although a consolidated subsidiary, Calvin is a separate and distinct legal entity with separate assets of $1,342 million consisting of a $1,317 million note receivable from the Company with a three-year term and optional prepayment at the end of each fiscal quarter, and cash and cash equivalents of $25 million; separate liabilities consisting of the $674 million Note; and separate business and operations.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At December 31, 2008, management believes the Company was in compliance with all of these covenants and default provisions. For information on Dow’s covenants and default provisions, see Note L to the Consolidated Financial Statements.

The Company’s credit rating is investment grade. The Company’s long-term credit ratings were downgraded on December 29, 2008 by Moody’s from A3 to Baa1 with outlook under review for possible downgrade and by Standard & Poor’s from A- to BBB with credit watch negative. The Company’s short-term credit rating is A2/P2 negative/negative. If the Company’s credit rating is further downgraded, it could have a negative impact on the Company’s ability to access credit markets and could increase borrowing costs.

On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ended on December 31, 2007 (the “2005 Program”). The Company purchased 714,200 shares in 2005 and 18,084,207 shares in 2006 under the 2005 Program. During 2007, the Company purchased the remaining 6,201,593 shares under the 2005 Program, bringing the program to a close.

On October 26, 2006, the Company announced that its Board of Directors had approved a new share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock (the “2006 Program”). Purchases under the 2006 Program began in March 2007, following completion of the 2005 Program. In 2007, the Company purchased 26,225,207 shares under the 2006 Program. In 2008, the Company purchased 21,867,831 shares under the 2006 Program, bringing the total number of shares purchased under this program to 48,093,038 and bringing the program to a close.

Capital Expenditures
Capital spending for the year was $2,276 million, up from $2,075 million in 2007 and $1,775 million in 2006. In 2008, approximately 40 percent of the Company’s capital expenditures were directed toward additional capacity for new and existing products, compared with 31 percent in 2007 and 33 percent in 2006. In 2008, approximately 18 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene compared with 23 percent in 2007 and 24 percent in 2006. The remaining capital was utilized to maintain the Company’s existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

Major projects underway during 2008 included: the design and construction of a new chlor-alkali production facility to replace existing facilities, and the replacement of furnaces used in the production of ethylene in Freeport, Texas; construction of a regional headquarters facility in Shanghai, China; construction of a train for the production of synthetic rubber and a Dow Automotive production facility for glass bonding and primer products in Schkopau, Germany; expansion of methyl cellulosics capacity at Dow Wolff Cellulosics in Bitterfeld, Germany; construction of a new polyols plant in Terneuzen, The Netherlands; and projects to expand the capacity of the ethanolamines and ethyleneamines production facilities in Hahnville, Louisiana. Additional major projects included upgrades to isopropanol production facilities in Texas City, Texas; construction of a facility to produce diesel particulate filters in Midland, Michigan; and the construction of a facility to produce DOWANOL™ glycol ethers in Zhangjiagang, China. Because the Company designs and builds most of its capital projects in-house, it had no material capital commitments other than for the purchase of materials from fabricators and construction labor. The Company expects to lower its capital spending in 2009 to $1.1 billion; this reduction in capital spending may result in placing current capital projects on hold.

Contractual Obligations
The following tables summarize the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2008. Additional information related to these obligations can be found in Notes K, L, M, N and S to the Consolidated Financial Statements.

Contractual Obligations at December 31, 2008	Payments Due by Year
In millions	2009	2010	2011	2012	2013	2014 and beyond	Total
Long-term debt – current and noncurrent	$1,454	$1,060	$1,523	$1,004	$601	$3,854	$9,496
Deferred income tax liabilities – noncurrent (1)	-	-	-	-	-	746	746
Pension and other postretirement benefits	487	521	796	723	788	2,151	5,466
Other noncurrent obligations (2)	253	306	168	90	63	3,152	4,032
FIN No. 48 obligations, including interest and penalties (3)	254	-	-	-	-	573	827
Other contractual obligations:
Minimum operating lease commitments	204	157	103	75	64	340	943
Purchase commitments – take-or-pay and throughput obligations	2,023	1,708	1,798	1,392	895	5,969	13,785
Purchase commitments – other (4)	178	136	5	3	-	5	327
Expected cash requirements for interest	552	501	438	356	298	4,096	6,241
Total	$5,405	$4,389	$4,831	$3,643	$2,709	$20,886	$41,863
(1)    Deferred income tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. All noncurrent deferred  income tax liabilities have been reflected in “2014 and beyond.”

(2)   Annual payments to resolve asbestos litigation will vary based on changes in defense strategies, changes in state and national law, and claims filing and resolution rates. As a result, it is impractical to determine the anticipated payments in any given year. Therefore, the majority of the noncurrent asbestos-related liability of $824 million has been reflected in “2014 and beyond.”

(3)   Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, the Company is unable to determine the timing of payments related to its FIN No. 48 noncurrent obligations, including interest and penalties. These amounts are therefore reflected in “2014 and beyond.”

(4) Includes outstanding purchase orders and other commitments greater than $1 million, obtained through a survey of the Company.

Off-Balance Sheet Arrangements
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. Information regarding the Company's outstanding guarantees at December 31, 2008 is disclosed in Note K to the Consolidated Financial Statements.

The Company leases an ethylene facility in The Netherlands from an owner trust that is a variable interest entity (“VIE”). Dow is not the primary beneficiary of the owner trust and, therefore, is not required to consolidate the owner trust. Additional information regarding this VIE can be found in Note N to the Consolidated Financial Statements.

Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on a bid or bid evaluation are classified as Level 2. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. The Company currently has no assets or liabilities that are valued using unobservable inputs and therefore no assets or liabilities classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Note I to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. In 2008, other-than-temporary impairment write-downs were $42 million.

Dividends
On February 12, 2009, the Board of Directors announced a quarterly dividend of $0.15 per share, payable April 30, 2009, to stockholders of record on March 31, 2009. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to this dividend, has maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products, the ongoing global recession and pending business issues. The Company declared dividends of $1.68 per share in 2008, $1.635 per share in 2007 and $1.50 per share in 2006.

Outlook for 2009
In 2008, the Company maintained its strong financial position in the face of several significant challenges, including the sixth consecutive year of double-digit percentage increases in feedstock and energy costs, the escalation of a global financial crisis, the landfall of two major hurricanes along the U.S. Gulf Coast, and a sharp deterioration in the global economic environment. In the face of these challenges, Dow’s actions supported its commitment to financial discipline. Despite the difficult economic conditions in the latter part of the year, the Company had sufficient liquidity and financial flexibility to meet all of its business obligations.

Looking to 2009, the Company is assuming that the weak demand levels seen in late 2008 will continue for several quarters, with growth rates in developed economies in North America and Europe projected to remain weak well into the first half of the year and possibly for the entire year. Growth rates in developing regions, such as Brazil, India, and China, are projected to be more positive than in the developed world, although not nearly as strong as in 2008. At this early stage in the year, product inventories across value chains remain low and substantial capacity is still off-line. Many end-market producers, including those in emerging geographies, are favoring a make-to-order philosophy until clear demand signs emerge. Historically low inventory levels in North America, coupled with stabilizing commodity prices, are expected to provide some demand lift in the first part of 2009, although it is still unclear if these buying patterns will be short-lived. Government stimuli in the latter half of the year could bring greater speed to economic recovery, but it is too early to speculate on the impact of these incentives. Volatility in feedstock and energy costs is expected to continue, adding uncertainty to the Company’s outlook. Ethylene chain supply fundamentals are expected to be impacted by significant capacity additions projected to start up in 2009.

As the Company continues to implement its strategy in a volatile global economic environment, its focus will remain on financial discipline, with an emphasis on cash preservation measures to ensure financial flexibility. The Company expects to generate positive cash flow from operations in 2009. The Company will continue to optimize its investment decisions while supporting its key growth initiatives, principally in its Performance businesses and in emerging geographies. The Company expects to lower its capital spending in 2009 to $1.1 billion, well below the expected level of depreciation but sufficient to maintain the safety and reliability of the Company’s facilities and invest for growth. Approximately $3.8 billion of debt will become due in 2009, including approximately $1.6 billion of commercial paper and $0.8 billion of notes payable. The Company intends to meet its scheduled maturing debt obligations with the issuance of new debt. These actions, along with equity earnings from Dow’s joint ventures, will help the Company to partially offset the challenging economic environment ahead.

In addition, the Company will continue to strive to implement its strategic transformation. See Matters Involving the Formation of K-Dow Petrochemicals and Matters Involving the Acquisition of Rohm and Haas Company at the end of Management’s Discussion and analysis of Financial Condition and Results of Operations for more information regarding these matters.

OTHER MATTERS

Recent Accounting Pronouncements
See Note A to the Consolidated Financial Statements for a summary of significant accounting policies and recent accounting pronouncements.

Critical Accounting Policies
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are the Company’s critical accounting policies impacted by judgments, assumptions and estimates:

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

Asbestos-Related Matters of Union Carbide Corporation
Union Carbide Corporation (“Union Carbide”), a wholly owned subsidiary of the Company, and a former Union Carbide subsidiary, Amchem Products, Inc. (“Amchem”), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. Since then, Union Carbide has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, Union Carbide has requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

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

Following the completion of the review by ARPC in December 2007, as well as Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide determined that no change to the asbestos-related liability for pending and future claims was required. At December 31, 2007, Union Carbide’s asbestos-related liability for pending and future claims was $1.1 billion.

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2008, based on ARPC’s December 2008 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $403 million at December 31, 2008 and $467 million at December 31, 2007. In addition, Union Carbide had receivables of $272 million at December 31, 2008 and $271 million at December 31, 2007 for insurance recoveries for defense and resolution costs.

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

For additional information, see Legal Proceedings, Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note K to the Consolidated Financial Statements.

Environmental Matters
The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. At December 31, 2008, the Company had accrued obligations of $312 million for environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. The Company had accrued obligations of $322 million at December 31, 2007 for environmental remediation and restoration costs, including $28 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A and K to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2008, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note M to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent approximately 73 percent of the Company’s pension plan assets and 71 percent of the pension obligations.

The following information relates to the U.S. plans only; a similar approach is used for the Company’s non-U.S. plans.

The Company determined the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Board of Directors and the underlying return fundamentals of each asset class. The Company’s historical experience with the pension fund asset performance was also considered. The expected return of each asset class is derived from a forecasted future return confirmed by historical experience. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2008 was 8.44 percent. This assumption remained unchanged for determining 2009 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of Dow’s major U.S. plans are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan. The resulting discount rate decreased from 6.75 percent at December 31, 2007 to 6.61 percent at December 31, 2008.

The value of the U.S. qualified plan assets decreased from $11.9 billion at December 31, 2007 to $8.4 billion at December 31, 2008. The Company did not make any contributions to the U.S. qualified plans in 2008. The unfavorable impact of asset returns combined with a decrease in the assumed discount rate, resulted in a $3.9 billion reduction in the funded status from December 31, 2007 to December 31, 2008. At December 31, 2008, the U.S. qualified plans were underfunded on a projected benefit obligation basis by $2.3 billion.

The assumption for the long-term rate of increase in compensation levels for the principal U.S. qualified plans is zero percent for 2009, 4.25 percent for 2010 and 4.50 percent thereafter. Since 2002, the Company has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The following discussion relates to all of the Company’s pension plans.

The Company bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2008, net losses of $3,184 million remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets and are a component of the total net loss of $5,691 million shown under “Pretax amounts recognized in AOCI at December 31” in the table entitled “Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans” included in Note M to the Consolidated Financial Statements. The other $2,507 million of net losses represents cumulative changes in plan experience and actuarial assumptions. The net decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Decrease in Market-Related Asset Value Due to Recognition of Prior Asset Gains and Losses In millions
2009	$728
2010	738
2011	827
2012	891
Total	$3,184

Based on the 2009 pension assumptions, a reduction in curtailment costs and changes in the market-related value of assets due to the recognition of prior asset losses, the Company expects net periodic benefit costs to increase by approximately $25 million for all pension and other postretirement benefits in 2009 compared with 2008.

A 25 basis point increase or decrease in the long-term return on assets assumption would change the Company’s total pension expense for 2009 by approximately $36 million. A 25 basis point increase in the discount rate assumption would lower the Company’s total pension expense for 2009 by approximately $33 million. A 25 basis point decrease in the discount rate would increase pension expense by approximately $41 million. A 25 basis point change in the long-term return and discount rate assumptions would have an immaterial impact on the other postretirement benefit expense for 2009.

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

At December 31, 2008, the Company had a net deferred tax asset balance of $3.4 billion, after valuation allowances of $487 million.

In evaluating the ability to realize the deferred tax assets, the Company relies principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

At December 31, 2008, the Company had deferred tax assets for tax loss and tax credit carryforwards of $2.2 billion, $43 million of which is subject to expiration in the years 2009-2013. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $6.9 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2009-2013 is approximately $222 million.

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2008, the Company had uncertain tax positions for both domestic and foreign issues of $736 million.

The Company accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2008, the Company had a non-income tax contingency reserve for both domestic and foreign issues of $163 million.

For additional information, see Notes A and S to the Consolidated Financial Statements.

Environmental Matters
Environmental Policies
Dow is committed to world-class environmental, health and safety (“EH&S”) performance, as demonstrated by industry-leading performance, a long-standing commitment to Responsible Care®, and a strong commitment to achieve the Company’s 2015 Sustainability Goals – goals that set the standard for sustainability in the chemical industry by focusing on improvements in Dow’s local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Company’s environmental impact.

To meet the Company’s public commitments, as well as the stringent laws and government regulations related to environmental protection and remediation to which its global operations are subject, Dow has well-defined policies, requirements and management systems. Dow’s EH&S Management System (“EMS”) defines the “who, what, when and how” needed for the businesses to achieve the Company’s policies, requirements, performance objectives, leadership expectations and public commitments. To ensure effective utilization, the EMS is integrated into a company-wide management system for EH&S, Operations, Quality and Human Resources.

It is Dow’s policy to adhere to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. First, Dow works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Second, Dow finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. Dow has specific requirements for waste that is transferred to non-Dow facilities, including the periodic auditing of these facilities.

Dow believes third-party verification and transparent public reporting are cornerstones of world-class EH&S performance and building public trust. As such, numerous Dow sites in Europe, Latin America, Australia and North America have received third-party verification of Dow’s compliance with Responsible Care® and with outside specifications such as ISO-14001. During 2008, the Company’s corporate headquarters in Midland, Michigan was audited by Lloyd’s Register Quality Assurance, and found to be in conformance with Responsible Care® Management System requirements.

Dow’s EH&S policies helped the Company achieve excellent safety performance in 2008. Dow’s 2008 recordable injury/illness frequency rate and its injury/illness severity rate, while slightly increased from 2007 record-low levels, were both consistent with the path necessary to achieve the 2015 goals. Dow’s 2008 leaks, breaks and spills performance was the best ever and is consistent with the path necessary to achieve the 2015 goals. Improvement in process safety and environmental compliance remains a top management priority, with initiatives underway to further improve performance and compliance in 2009.

Detailed information on Dow’s performance regarding environmental matters and goals can be found online on Dow’s Environment, Health and Safety webpage at www.dow.com.

Chemical Security
Public and political attention continues to be placed on the protection of critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern about the security of chemical production and distribution. Many, including Dow and the American Chemistry Council, have called for uniform risk-based and performance-based national standards for securing the U.S. chemical industry. The Maritime Transportation Security Act (“MTSA”) of 2002 and its regulations further set forth risk-based and performance-based standards that must be met at U.S. Coast Guard-regulated facilities. U.S. Chemical Plant Security legislation was passed in 2006 and the Department of Homeland Security (“DHS”) is now implementing the regulations known as the Chemical Facility Anti-Terrorism Standards. The U.S. Transportation Security Administration (“TSA”) and the U.S. Department of Transportation finalized regulations covering the rail transportation of chemicals as required by the 9/11 Commission Act of 2007. Dow continues to support uniform risk-based national standards for securing the chemical industry.

The focus on security is not new to Dow. A comprehensive, multi-level security plan for the Company has been maintained since 1988. This plan, which has been activated in response to significant world and national events since then, is reviewed on an annual basis. Dow continues to improve its security plans, placing emphasis on the safety of Dow communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. Dow’s security plans also are developed to avert interruptions of normal business work operations that could materially and adversely affect the Company’s results of operations, liquidity and financial condition.

Dow played a key role in the development and implementation of the American Chemistry Council’s Responsible Care® Security Code that requires that all aspects of security – including facility, transportation and cyberspace – be assessed and gaps addressed. Through the Company’s global implementation of the Security Code, Dow has permanently heightened the level of security – not just in the United States, but worldwide. Dow employs several hundred employees and contractors in its Emergency Services and Security department worldwide. In addition, Dow has committed approximately $200 million in capital over a ten-year period for plant security, supply chain and cyberspace security enhancements, regulatory compliance and response capabilities as well as other components of Dow’s security program. These costs are not considered material to the Company’s consolidated financial statements.

Through the implementation of the Security Code, including voluntary security enhancements and upgrades made since 2002, Dow is well-positioned to comply with the new U.S. chemical facility regulations and other regulatory security frameworks. In addition, Dow was the first chemical company to receive Support Anti-terrorism by Fostering Effective Technologies Act (“SAFETY Act”) coverage in 2007 from the DHS for the Company’s MTSA regulated-sites and to receive SAFETY Act coverage in 2008 for the Company’s Rail Transportation Security Services. This unprecedented certification helps validate Dow’s efforts and provides additional liability coverage in the event of a terrorist attack.

Dow continues to work collaboratively across the supply chain on Responsible Care®, Supply Chain Design, Emergency Preparedness, Shipment Visibility and transportation of hazardous materials. Dow is cooperating with public and private entities to lead the implementation of advanced tank car design and track and trace technologies. Further, Dow’s Distribution Risk Review process that has been in place for decades was expanded to address potential threats in all modes of transportation across the Company’s supply chain. To reduce vulnerabilities, Dow maintains security measures that meet or exceed regulatory and industry security standards in all areas in which the Company operates.

Dow continually works to strengthen partnerships with local responders, law enforcement, and security agencies, and to enhance confidence in the integrity of the Company’s security and risk management program, as well as strengthen its preparedness and response capabilities. Dow also works closely with its supply chain partners and strives to educate lawmakers, regulators and communities about the Company’s resolve and actions to date which are mitigating security and crisis threats.

Climate Change
There is a growing political and scientific consensus that emissions of greenhouse gases (“GHG”) due to human activities continue to alter the composition of the global atmosphere in ways that are affecting the climate. Dow is committed to reducing its GHG intensity (pounds of GHG per pound of product), developing climate-friendly products and processes and, over the longer term, implementing technology solutions to achieve even greater climate change improvements. Since 1990, Dow has reduced its absolute GHG emissions by more than 20 percent, a more rapid reduction than required by Kyoto Protocol targets; and has achieved a 22 percent improvement in energy intensity (the amount of energy required to produce one pound of product) since 1994. In doing so, it has avoided consuming more than 1,600 trillion Btus, a savings that when converted to electricity would be more than sufficient to supply the electricity consumed by residential users in the State of California for one year. Through its energy savings, Dow has prevented more than 86 million metric tons of carbon dioxide from entering the atmosphere. This trend could change, however, depending on business growth, capacity utilization and the pace of new technology development.

Dow also contributes to the climate change solution by producing products that help others reduce GHG emissions, such as lightweight plastics for automobiles and insulation for energy efficient homes and appliances. Dow has demonstrated its commitment to technological innovation and conservation. For example, a third-party verified life cycle assessment confirmed that the net reduction in GHG emissions resulting from the use of Dow thermal insulation in residential and commercial buildings and industrial pipe applications, avoided the emission of GHG to the atmosphere by approximately seven times the total GHG emissions of the Company itself. Dow Building Solutions built a 210 kilowatt solar farm at the Company’s Pittsburg, California site. This project is the largest solar installation in Dow and the first commercial pilot for the Company, providing the energy equivalent to power 175 homes. At Dow’s carpet latex plant in Dalton, Georgia, the Company will use approximately 160 billion Btus of methane gas annually, supplied by a local landfill, to fuel the plant; equivalent to the energy required to heat 2,000 U.S. homes annually. By utilizing landfill gas, Dow will reduce carbon dioxide emissions by approximately 17 million pounds annually, which is equivalent to keeping 13,500 cars off the road each year.

Gains made toward Dow’s Energy Efficiency goal will directly impact progress in meeting its 2015 Climate Change goal to reduce GHG intensity by 2.5 percent a year per pound of product, from a 2005 baseline. Dow is studying the life cycle impact of its products on climate change and additional global projects that could offset the Company’s overall GHG emissions through carbon dioxide reduction.

Dow’s Energy & Climate Change Policy and Issue Management Team, formed in 2007, is tasked with developing and implementing a comprehensive climate change strategy and is advocating an international framework that establishes clear pathways to help slow, stop and reverse the rate of GHG emissions. In 2008, Dow announced its Energy Plan for America, which calls for a bold, comprehensive, bipartisan national energy policy that will help strengthen the economy, increase security, clean the environment through the reduction of GHG emissions, and revitalize U.S. manufacturing.

Environmental Remediation
Dow accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Dow had an accrued liability of $290 million at December 31, 2008, related to the remediation of current or former Dow-owned sites. The liability related to remediation at December 31, 2007 was $294 million.

In addition to current and former Dow-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), Dow is liable for remediation of other hazardous waste sites where Dow allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, Dow has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company’s remaining liability for the remediation of Superfund sites at December 31, 2008 was $22 million ($28 million at December 31, 2007). The Company has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites (1)		Superfund Sites (2)
	2008	2007	2008	2007
Number of sites at January 1	251	251	94	64
Sites added during year	3	3	9	31
Sites closed during year	(2)	(3)	(18)	(1)
Number of sites at December 31	252	251	85	94
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

The Company’s manufacturing sites in Freeport, Texas, and Midland, Michigan, are the sites for which the Company has the largest environmental remediation accruals. From the start of operations at the Freeport site in the 1940s until the mid-1970s, manufacturing wastes were typically placed in on-site pits and landfills. The resulting soil and groundwater contamination is being assessed and remediated under the provisions of the Resource Conservation Recovery Act (“RCRA”), in concert with the state of Texas. At December 31, 2008, the Company had an accrual of $25 million ($37 million at December 31, 2007) related to environmental remediation at the Freeport manufacturing site. In 2008, $5 million ($6 million in 2007) was spent on environmental remediation at the Freeport site.

Similar to the Freeport site, in the early days of operations at the Midland site, manufacturing wastes were usually disposed of on-site, resulting in soil and groundwater contamination, which has been contained and managed on-site under a series of RCRA permits and regulatory agreements. The most recent Hazardous Waste Operating License for the Midland site, issued in 2003, also included provisions for the Company to conduct an investigation to determine the nature and extent of off-site contamination from historic Midland site operations. The scope of the investigation includes Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay, and requires the Company to conduct interim response actions. See Note K to the Consolidated Financial Statements for additional information. At December 31, 2008, the Company had an accrual of $35 million ($36 million at December 31, 2007) for environmental remediation and investigation associated with the Midland site. In 2008, the Company spent $36 million ($52 million in 2007) on environmental remediation at the Midland site.

In total, the Company’s accrued liability for probable environmental remediation and restoration costs was $312 million at December 31, 2008, compared with $322 million at the end of 2007. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Company’s consolidated financial statements.

The amounts charged to income on a pretax basis related to environmental remediation totaled $140 million in 2008, $92 million in 2007 and $125 million in 2006. Capital expenditures for environmental protection were $193 million in 2008, $189 million in 2007 and $193 million in 2006.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2008	2007	2006
Claims unresolved at January 1	90,322	111,887	146,325
Claims filed	10,922	10,157	16,386
Claims settled, dismissed or otherwise resolved	(25,538)	(31,722)	(50,824)
Claims unresolved at December 31	75,706	90,322	111,887
Claimants with claims against both UCC and Amchem	24,213	28,937	38,529
Individual claimants at December 31	51,493	61,385	73,358

Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, the damages alleged are not expressly identified as to Union Carbide, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide’s litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos-related liability.

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

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2008, based on ARPC’s December 2008 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims. At December 31, 2007, approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2008	2007	2006	to Date as of Dec. 31, 2008
Defense costs	$60	$84	$62	$625
Resolution costs	$116	$88	$117	$1,386

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $53 million in 2008, $84 million in 2007 and $45 million in 2006, and was reflected in “Cost of sales” in the consolidated statements of income.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2008, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $403 million at December 31, 2008 and $467 million at December 31, 2007. At December 31, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2008	2007
Receivables for defense costs	$28	$18
Receivables for resolution costs	244	253
Total	$272	$271

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

Matters Involving the Formation of K-Dow Petrochemicals
Introduction
On December 13, 2007, the Company and Petrochemical Industries Company (K.S.C.) (“PIC”) of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation (“KPC”), announced plans to form a 50:50 global petrochemicals joint venture. The proposed joint venture, K-Dow Petrochemicals (“K-Dow”), was expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide.

On November 28, 2008, the Company entered into a Joint Venture Formation Agreement (the “JVFA”) with PIC that provided for the establishment of K-Dow. To form the joint venture, the Company would transfer by way of contribution and sale to K-Dow, assets used in the research, development, manufacture, distribution, marketing and sale of polyethylene, polypropylene, polycarbonate, polycarbonate compounds and blends, ethyleneamines, ethanolamines, and related licensing and catalyst technologies; and K-Dow would assume certain related liabilities. PIC would receive a 50 percent equity interest in K-Dow in exchange for the payment by PIC of the initial purchase price, estimated to be $7.5 billion. The purchase price was subject to certain post-closing adjustments.

Failure to Close
On December 31, 2008, the Company received a written notice from PIC with respect to the JVFA advising the Company of PIC’s position that certain conditions to closing were not satisfied and, therefore, PIC was not obligated to close the transaction. On January 2, 2009, PIC refused to close the K-Dow transaction in accordance with the JVFA. The Company disagrees with the characterizations and conclusions expressed by PIC in the written notice and the Company has informed PIC that it breached the JVFA. On January 6, 2009, the Company announced that it would seek to fully enforce its rights under the terms of the JVFA and various related agreements.

Although the Company currently is prepared to close the K-Dow transaction immediately despite PIC’s breach, the Company has been approached by other interested parties about joint venturing with the Company for the businesses originally intended to be part of K-Dow. The Company is in the process of seeking an alternative joint venture partner for these businesses.

Arbitration
The Company’s claims against PIC are subject to an arbitration agreement between the parties, which provides for arbitration under the Rules of Arbitration of the International Chamber of Commerce. Pursuant to the arbitration agreement, the Company delivered a Dispute Notice to PIC on January 8, 2009, which commenced a 30-day period for negotiations to resolve the dispute informally. That period expired on February 11, 2009. On February 18, 2009, the Company initiated arbitration proceedings against PIC alleging that PIC breached the JVFA by failing to close the transaction on January 2, 2009. The Company is seeking damages in excess of $2.5 billion in the arbitration proceeding.

Matters Involving the Acquisition of Rohm and Haas Company
Introduction
On July 10, 2008, the Company and Rohm and Haas Company (“Rohm and Haas”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Rohm and Haas for $78 in cash per share of Rohm and Haas common stock (the “Merger”). The Merger did not close in January 2009, as originally anticipated, in light of the Company’s determination that recent material developments had created unacceptable uncertainties with respect to the funding and economics of the combined Dow and Rohm and Haas enterprise. This assessment was based on several macro-economic factors such as the continued crisis in global financial and credit markets and unprecedented demand destruction, combined with the failure of PIC to fulfill its obligation to close the K-Dow joint venture transaction and fund the initial purchase price on January 2, 2009.

Litigation
On January 26, 2009, Rohm and Haas commenced an action in the Court of Chancery of the State of Delaware to compel the Company to acquire Rohm and Haas for $78 in cash per share of Rohm and Haas common stock (plus a “ticking fee” commencing on January 10, 2009). The complaint (the “Complaint”) in the action alleges that all conditions to the Company’s obligation to close the Merger were met on January 23, 2009 and that the Company, pursuant to the terms of the Merger Agreement, was required to close the Merger within two business days thereafter, i.e., by January 27, 2009. The Complaint further alleges that the Company advised Rohm and Haas on January 25, 2009 that it would not close the Merger on or by January 27, 2009, and that the Company knowingly and intentionally breached the Merger Agreement.

On January 27, 2009, the Court determined to expedite proceedings in the case and ordered that the trial commence on March 9, 2009. The trial will relate to the issue of whether the Court should order specific performance and thus require the Company to close the Merger. The Court also stated that it strongly encouraged the parties to focus on a business solution to the dispute.

        On February 3, 2009, the Company filed its answer (the “Answer”) to the Complaint. The Answer denied that all conditions to closing had been met as of January 23, 2009, noting that the United States Federal Trade Commission (“FTC”) action on January 23, 2009 was only a provisional acceptance of the proposed consent order and not final approval, and that the FTC reserves discretion to reject the proposed consent order after the close of the public comment period. The Answer denied that Rohm and Haas is entitled to a decree of specific performance, and asserted affirmative defenses of frustration of purpose, commercial impracticability, impossibility of performance and undue hardship – all arising from the sudden and rapid economic and financial downturn, the dramatic falloff in the Company’s earnings in the fourth quarter of 2008 and continuing into the first quarter of 2009, the risk of the Company’s inability to comply with financial covenants contained in the bridge loan expected to provide temporary financing for the Merger, the risk of the Company losing access to the capital markets due to potential loss of its investment grade rating, and the collapse of the K-Dow joint venture. The Company also asserted that specific performance is not appropriate because Rohm and Haas has adequate remedies at law for any breach of the Merger Agreement.

Summary
Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that it is reasonably possible that the ultimate resolution could have a material adverse impact on the consolidated financial statements of the Company.

The Dow Chemical Company and Subsidiaries
PART II, Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Dow’s business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as hedges per Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” where appropriate. A secondary objective is to add value by creating additional non-specific exposure within established limits and policies; derivatives used for this purpose are not designated as hedges per SFAS No. 133. The potential impact of creating such additional exposures is not material to the Company’s results.

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

Dow has a portfolio of equity securities derived primarily from the investment activities of its insurance subsidiaries. This exposure is managed in a manner consistent with the Company’s market risk policies and procedures.

Inherent in Dow’s business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Feedstocks for ethylene production and natural gas constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks when feasible.

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. Through the end of 2007, the VAR methodology used by the Company was based primarily on a variance/covariance statistical model. The year-end VAR and average daily VAR for the aggregate of non-trading and trading positions for 2008 and 2007 are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR at December 31 (1)	2008		2007
In millions	Year-end	Average	Year-end	Average
Foreign exchange	$1	$4	$7	$5
Interest rate	$121	$93	$57	$44
Equity exposures, net of hedges	$24	$17	$15	$16
Commodities	$8	$17	$17	$11
(1) Using a 95 percent confidence level

The Company’s daily VAR for the aggregate of trading and non-trading positions using the variance/covariance statistical model increased from a total VAR of $96 million at December 31, 2007 to a total of $154 million at December 31, 2008. The increase related primarily to an increase in the interest rate VAR from $57 million to $121 million, principally due to an increase in interest rate volatility.

In the first quarter of 2008, the Company changed its primary VAR methodology from a variance/covariance statistical model to a historical simulation model to more effectively capture co-movements in market rates across different instruments and market risk exposure categories. In the new historical simulation model, a 97.5 percent confidence level is used and the historical scenario period includes at least six months of historical data. The new historical simulation model resulted in a composite daily VAR of $158 million at December 31, 2008; the VAR calculated for the individual exposure categories was $1 million for foreign exchange exposure, $161 million for interest rate exposure, $24 million for equities exposure and $6 million for commodities exposure.

See Note H to the Consolidated Financial Statements for further disclosure regarding market risk.

The Dow Chemical Company and Subsidiaries
PART II, Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that:

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

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements; and

•	provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, any system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of December 31, 2008, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

The Company’s independent auditors, Deloitte & Touche LLP, with direct access to the Company’s Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included herein. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included in Part II, Item 9A. Controls and Procedures.

/s/ ANDREW N. LIVERIS	/s/ GEOFFERY E. MERSZEI
Andrew N. Liveris President, Chief Executive Officer and Chairman of the Board	Geoffery E. Merszei Executive Vice President and Chief Financial Officer

/s/ WILLIAM H. WEIDEMAN
William H. Weideman Vice President and Controller

February 11, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note U to the consolidated financial statements, the Company is involved in litigation related to an agreement to acquire Rohm and Haas Company. The Company has disclosed that it is reasonably possible that the ultimate resolution of the litigation could have a material adverse impact on the Company’s consolidated financial statements.

As discussed in Note A to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for defined benefit pension and other postretirement plans to conform to Statement of Financial Accounting Standards No. 158.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Midland, Michigan
February 17, 2009

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31	2008	2007	2006
Net Sales	$57,514	$53,513	$49,124
Cost of sales	52,019	46,400	41,526
Research and development expenses	1,310	1,305	1,164
Selling, general and administrative expenses	1,969	1,864	1,663
Amortization of intangibles	92	72	50
Goodwill impairment losses	239	-	-
Restructuring charges	839	578	591
Purchased in-process research and development charges	44	57	-
Acquisition-related expenses	49	-	-
Asbestos-related credit	54	-	177
Equity in earnings of nonconsolidated affiliates	787	1,122	959
Sundry income - net	89	324	137
Interest income	86	130	185
Interest expense and amortization of debt discount	648	584	616
Income before Income Taxes and Minority Interests	1,321	4,229	4,972
Provision for income taxes	667	1,244	1,155
Minority interests' share in income	75	98	93
Net Income Available for Common Stockholders	$579	$2,887	$3,724
Share Data
Earnings per common share - basic	$0.62	$3.03	$3.87
Earnings per common share - diluted	$0.62	$2.99	$3.82
Common stock dividends declared per share of common stock	$1.68	$1.635	$1.50
Weighted-average common shares outstanding - basic	930.4	953.1	962.3
Weighted-average common shares outstanding - diluted	939.0	965.6	974.4
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At December 31	2008	2007
Assets
Current Assets
Cash and cash equivalents	$2,800	$1,736
Marketable securities and interest-bearing deposits	-	1
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2008: $124; 2007: $118)	3,782	5,944
Other	3,074	3,740
Inventories	6,036	6,885
Deferred income tax assets - current	368	348
Total current assets	16,060	18,654
Investments
Investment in nonconsolidated affiliates	3,204	3,089
Other investments	2,245	2,489
Noncurrent receivables	276	385
Total investments	5,725	5,963
Property
Property	48,391	47,708
Less accumulated depreciation	34,097	33,320
Net property	14,294	14,388
Other Assets
Goodwill	3,394	3,572
Other intangible assets (net of accumulated amortization - 2008: $825; 2007: $721)	829	781
Deferred income tax assets - noncurrent	3,900	2,126
Asbestos-related insurance receivables - noncurrent	658	696
Deferred charges and other assets	614	2,621
Total other assets	9,395	9,796
Total Assets	$45,474	$48,801
Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$2,360	$1,548
Long-term debt due within one year	1,454	586
Accounts payable:
Trade	3,306	4,555
Other	2,227	1,981
Income taxes payable	637	728
Deferred income tax liabilities - current	88	117
Dividends payable	411	418
Accrued and other current liabilities	2,625	2,512
Total current liabilities	13,108	12,445
Long-Term Debt	8,042	7,581
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	746	854
Pension and other postretirement benefits - noncurrent	5,466	3,014
Asbestos-related liabilities - noncurrent	824	1,001
Other noncurrent obligations	3,208	3,103
Total other noncurrent liabilities	10,244	7,972
Minority Interest in Subsidiaries	69	414
Preferred Securities of Subsidiaries	500	1,000
Stockholders' Equity
Common stock (authorized 1,500,000,000 shares of $2.50 par value each;
issued 981,377,562 shares)	2,453	2,453
Additional paid-in capital	872	902
Retained earnings	17,013	18,004
Accumulated other comprehensive loss	(4,389)	(170)
Treasury stock at cost (2008: 57,031,291 shares; 2007: 41,011,018 shares)	(2,438)	(1,800)
Net stockholders' equity	13,511	19,389
Total Liabilities and Stockholders' Equity	$45,474	$48,801
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2008	2007	2006
Operating Activities
Net Income Available for Common Stockholders	$579	$2,887	$3,724
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,236	2,190	2,074
Purchased in-process research and development charges	44	57	-
Provision (Credit) for deferred income tax	(260)	494	104
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	49	(348)	(343)
Minority interests' share in income	75	98	93
Pension contributions	(185)	(183)	(575)
Net loss (gain) on sales of investments	1	(143)	(19)
Net gain on sales of property, businesses and consolidated companies	(127)	(108)	(130)
Other net loss (gain)	15	(75)	(12)
Goodwill impairment losses	239	-	-
Restructuring charges	837	577	586
Asbestos-related credit	(54)	-	(177)
Excess tax benefits from share-based payment arrangements	(8)	(31)	(11)
Changes in assets and liabilities:
Accounts and notes receivable	2,853	(1,002)	242
Inventories	812	(712)	(758)
Accounts payable	(1,062)	799	(129)
Other assets and liabilities	(1,333)	(16)	(515)
Cash provided by operating activities	4,711	4,484	4,154
Investing Activities
Capital expenditures	(2,276)	(2,075)	(1,775)
Proceeds from sales of property, businesses and consolidated companies	318	211	296
Acquisitions of businesses	-	(143)	-
Purchases of previously leased assets	(63)	(30)	(208)
Investments in consolidated companies	(336)	(867)	(111)
Investments in nonconsolidated affiliates	(331)	(78)	(103)
Distributions from nonconsolidated affiliates	6	63	6
Proceeds from sales of ownership interests in nonconsolidated affiliates	-	30	10
Purchases of investments	(855)	(1,952)	(1,405)
Proceeds from sales and maturities of investments	800	1,983	1,383
Cash used in investing activities	(2,737)	(2,858)	(1,907)
Financing Activities
Changes in short-term notes payable	825	1,220	23
Payments on long-term debt	(760)	(1,354)	(1,359)
Proceeds from issuance of long-term debt	1,453	21	-
Purchases of treasury stock	(898)	(1,462)	(739)
Proceeds from sales of common stock	72	379	223
Payment of deferred financing costs	(70)	-	-
Excess tax benefits from share-based payment arrangements	8	31	11
Distributions to minority interests	(45)	(51)	(57)
Dividends paid to stockholders	(1,563)	(1,512)	(1,404)
Cash used in financing activities	(978)	(2,728)	(3,302)
Effect of Exchange Rate Changes on Cash	68	81	6
Summary
Increase (Decrease) in cash and cash equivalents	1,064	(1,021)	(1,049)
Cash and cash equivalents at beginning of year	1,736	2,757	3,806
Cash and cash equivalents at end of year	$2,800	$1,736	$2,757
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In millions) For the years ended December 31	2008	2007	2006
Common Stock
Balance at beginning and end of year	$2,453	$2,453	$2,453
Additional Paid-in Capital
Balance at beginning of year	902	830	661
Stock-based compensation	(30)	72	169
Balance at end of year	872	902	830
Unearned ESOP Shares
Balance at beginning of year	-	-	(1)
Shares allocated to ESOP participants	-	-	1
Balance at end of year	-	-	-
Retained Earnings
Balance at beginning of year	18,004	16,987	14,719
Net income	579	2,887	3,724
Dividends declared on common stock (Per share: $1.68 in 2008, $1.635 in 2007 and $1.50 in 2006)	(1,556)	(1,548)	(1,438)
Other	(14)	(32)	(18)
Impact of the adoption of FIN No. 48	-	(290)	-
Balance at end of year	17,013	18,004	16,987
Accumulated Other Comprehensive Loss
Unrealized Gains on Investments at beginning of year	71	42	11
Unrealized gains (losses)	(182)	29	31
Balance at end of year	(111)	71	42
Cumulative Translation Adjustments at beginning of year	723	(12)	(663)
Translation adjustments	(502)	735	651
Balance at end of year	221	723	(12)
Minimum Pension Liability at beginning of year	-	-	(1,312)
Adjustments	-	-	1,147
Balance at end of year, prior to Dec. 31, 2006 adoption of SFAS No. 158	-	-	(165)
Reversal of Minimum Pension Liability under SFAS No. 158	-	-	165
Recognition of prior service cost and net loss under SFAS No. 158	-	-	(2,192)
Pension and Other Postretirement Benefit Plans at beginning of year	(989)	(2,192)	-
Net prior service (cost) credit	16	(74)	-
Net gain (loss)	(3,278)	1,277	-
Pension and Other Postretirement Benefit Plans at end of year	(4,251)	(989)	(2,192)
Accumulated Derivative Gain (Loss) at beginning of year	25	(73)	15
Net hedging results	(452)	20	(127)
Reclassification to earnings	179	78	39
Balance at end of year	(248)	25	(73)
Total accumulated other comprehensive loss	(4,389)	(170)	(2,235)
Treasury Stock
Balance at beginning of year	(1,800)	(970)	(559)
Purchases	(898)	(1,455)	(746)
Issuance to employees and employee plans	260	625	335
Balance at end of year	(2,438)	(1,800)	(970)
Net Stockholders' Equity	$13,511	$19,389	$17,065
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2008	2007	2006
Net Income Available for Common Stockholders	$579	$2,887	$3,724
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2008, 2007, 2006)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period
(net of tax of $(70), $42, $30)	(158)	70	61
Less: Reclassification adjustments for net amounts included in
net income (net of tax of $(13), $(22), $(16))	(24)	(41)	(30)
Cumulative translation adjustments (net of tax of $(22), $5, $(39))	(502)	735	651
Minimum pension liability adjustments (net of tax of $ -, $ -, $657)	-	-	1,147
Defined benefit pension plans:
Prior service cost arising during period (net of tax of $ -, $(53))	(4)	(88)	-
Net gain (loss) arising during period (net of tax of $(1,561), $630)	(3,307)	1,150	-
Less: Amortization of prior service cost included in net periodic
pension costs (net of tax of $8, $5)	20	14	-
Less: Amortization of net loss included in net periodic pension
costs (net of tax of $13, $67)	29	127	-
Net gains (losses) on cash flow hedging derivative instruments
(net of tax of $(49), $14, $(39))	(273)	98	(88)
Total other comprehensive income (loss)	(4,219)	2,065	1,741
Comprehensive Income (Loss)	$(3,640)	$4,952	$5,465
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies, joint ventures and partnerships) are accounted for on the equity basis.

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

Foreign Currency Translation
The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in “Accumulated other comprehensive income (loss)” (“AOCI”). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets in “Other noncurrent obligations” at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as “Accounts and notes receivable - Other.”

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

The Company utilizes derivative instruments to manage exposures to currency exchange rates, commodity prices and interest rate risk. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or AOCI, depending on the use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.

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

Inventories
Inventories are stated at the lower of cost or market. The method of determining cost for each subsidiary varies among last-in, first-out (“LIFO”); first-in, first-out (“FIFO”); and average cost, and is used consistently from year to year.

Property
Land, buildings and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. For most assets capitalized through 1996, the declining balance method was used. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

Impairment and Disposal of Long-Lived Assets
The Company evaluates long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

Asset Retirement Obligations
The Company records asset retirement obligations as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The fair values of obligations are recorded as liabilities on a discounted basis and are accreted over time for the change in present value. Costs associated with the liabilities are capitalized and amortized over the estimated remaining useful life of the asset, generally for periods of 10 years or less.

Investments
Investments in debt and marketable equity securities, including warrants, are classified as trading, available-for-sale, or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in AOCI. Those classified as held-to-maturity are recorded at amortized cost. The cost of investments sold is determined by specific identification. The Company routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the security is written down to fair value.

The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities is shown as goodwill and is subject to the impairment provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Absent any impairment indicators, recorded goodwill is tested annually for impairment by comparing the fair value of each reporting unit, determined using a discounted cash flow method, with its carrying value.

Revenue
Sales are recognized when the revenue is realized or realizable, and has been earned. Approximately 98 percent of the Company’s sales are related to sales of product. The remaining 2 percent are related to the Company’s service offerings, insurance operations, and licensing of patents and technology. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of the Company’s products are sold FOB (free on board) shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product passes when the product is delivered to the freight carrier. Dow’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as “Cost of sales.”

The Company’s primary service offerings are in the form of contract manufacturing services and services associated with Dow AgroSciences’ termite solution, SENTRICON™ Termite Colony Elimination System. Revenue associated with these service offerings is recognized when services are rendered, according to contractual agreements.

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

Severance Costs
The Company routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under Dow’s ongoing benefit arrangements. These severance costs are accrued (under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”) once management commits to a plan of termination including the number of employees to be terminated, their job classifications or functions, their locations and the expected completion date.

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

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The current portion of uncertain income tax positions is included in “Income taxes payable” and the long-term portion is included in “Other noncurrent obligations” in the consolidated balance sheets.

Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

Earnings per Common Share
The calculation of earnings per common share is based on the weighted-average number of the Company’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share reflects the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $290 million reduction of retained earnings. See Note S for further information on income taxes.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The Statement, which was effective December 31, 2006 for the Company, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. See Note M for further information on pension plans and other postretirement benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the portion of SFAS No. 157 that was not delayed, and since the Company’s existing fair value measurements are consistent with the guidance of the Statement, the partial adoption of the Statement did not have a material impact on the Company’s consolidated financial statements. Since the Company’s existing fair value measurements for pension assets are also consistent with the guidance of the Statement, the adoption of the Statement for pension and postretirement plans at the December 31, 2008 measurement date did not have a material impact on the Company’s consolidated financial statements. In accordance with FSP FAS No. 157-2, the provisions of SFAS No. 157 were not applied to the long-lived asset impairments described in Note B or to the goodwill impairments described in Note G. The Company does not expect the adoption of the Statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009 to have a material impact on the Company’s consolidated financial statements. See Note I for expanded disclosures about fair value measurements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008, which is January 1, 2009 for the Company; early adoption is encouraged. The Company’s enhanced disclosures are included in Note H.

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN No. 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The FSP amends and enhances the disclosure requirements for sellers of credit derivatives (including hybrid instruments that have embedded credit derivatives) and financial guarantees. The FSP was effective for reporting periods ending after November 15, 2008. The Company currently does not hold any of these instruments, thus the FSP did not have an impact on the disclosures in the Company’s consolidated financial statements at December 31, 2008.

        In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements had not been issued. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements. See Note I for further information on fair value measurements.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP, which is effective in the first reporting period ending after December 15, 2008, requires additional disclosures concerning transfers of financial assets. The FSP also requires additional disclosures concerning an enterprise’s involvement with variable interest entities and qualifying special purpose entities under certain conditions, none of which apply to the Company. The Company’s required disclosures concerning transfers of financial assets are included in Note J.

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” The FSP provides clarification on other-than-temporary impairment assessments for securitized assets within the scope of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FSP is effective in the first reporting period ending after December 15, 2008. The implementation of the EITF did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted
In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (“SFAS No. 141R”), to establish revised principles and requirements for how entities will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the guidance of the Statement to business combinations completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective for annual reporting periods beginning on or after December 15, 2008. The Company does not expect the adoption of the Statement on January 1, 2009 to have a material impact on the Company’s consolidated financial statements. The Company will incorporate presentation and disclosure requirements outlined by SFAS No. 160 in the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2009.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired in fiscal years beginning after December 15, 2008. The Company will apply the guidance of the FSP to intangible assets acquired on or after January 1, 2009.

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

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008, which is January 1, 2009 for the Company. The Company does not have share-based payment awards that contain rights to nonforfeitable dividends, thus this FSP is not anticipated to have an impact on the Company’s consolidated financial statements.

In September 2008, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement.” The Issue, which is effective in the first reporting period beginning on or after December 15, 2008, instructs issuers of a liability with a third-party credit enhancement that is inseparable from the liability to treat the liability and the credit enhancement as two units of accounting, and provide related disclosures. The Company does not carry any liabilities with inseparable third-party credit enhancements, thus the Issue is not anticipated to have an impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-6, “Equity Method Investment Considerations.” The Issue is effective in the first reporting period beginning on or after December 15, 2008, which is January 1, 2009 for the Company. The Issue addresses accounting for certain transactions and impairment considerations involving equity method investments, in light of SFAS No. 141R and SFAS No. 160. The Company will apply the guidance of the Issue to equity method investments acquired on or after January 1, 2009.

In November 2008, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-7, “Accounting For Defensive Intangible Assets.” The Issue, which is effective in the first annual reporting period beginning on or after December 15, 2008, which is January 1, 2009 for the Company, applies to acquired intangible assets, except for intangible assets used in research and development activities, that are not intended for active use, but rather will be held to prevent others from obtaining access to the asset. The Issue requires such assets to be treated as separate units of accounting and provides guidance on determining the useful life of such assets. The Company will apply the guidance of the Issue to defensive intangible assets acquired on or after January 1, 2009.

In November 2008, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) With a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary.” The Issue is effective in the first reporting period beginning on or after December 15, 2008, which is January 1, 2009 for the Company. The Company does not have instruments of this nature, thus the Issue is not anticipated to have an impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The provisions of the FSP are not required for earlier periods that are presented for comparative purposes.

NOTE B – RESTRUCTURING

2008 Restructuring
On December 5, 2008, the Company’s Board of Directors approved a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the recent, severe economic downturn. The restructuring plan includes the shutdown of a number of facilities and a global workforce reduction, which are targeted to be completed by the end of 2010. As a result of the shutdowns and global workforce reduction, the Company recorded pretax restructuring charges of $785 million in the fourth quarter of 2008. The charges consisted of asset write-downs and write-offs of $336 million, costs associated with exit or disposal activities of $128 million and severance costs of $321 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as shown in the following table, which also reflects adjustments made in 2008 to the 2007 and 2006 restructuring charges, as discussed in the sections titled “2007 Restructuring” and “2006 Restructuring:”

2008 Restructuring Charges by Operating Segment
In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Performance Plastics	$108	$1	-	$109
Performance Chemicals	23	1	-	24
Basic Plastics	96	2	-	98
Basic Chemicals	86	20	-	106
Hydrocarbons and Energy	15	3	-	18
Unallocated and Other	8	101	$321	430
Total 2008 restructuring charges	$336	$128	$321	$785
Adjustments to 2007 restructuring:
Performance Plastics	-	2	-	2
Agricultural Sciences	-	3	-	3
Basic Plastics	30	20	-	50
Unallocated and Other	-	5	-	5
Adjustments to 2006 restructuring:
Basic Chemicals	-	(3)	-	(3)
Unallocated and Other	-	-	(3)	(3)
Net 2008 restructuring charges	$366	$155	$318	$839

Details regarding the components of the 2008 restructuring charges are discussed below:

Impairment of Long-Lived Assets and Other Assets
The restructuring charges related to the write-down or write-off of assets in 2008 totaled $336 million and included the impact of plant closures and impairments of $288 million. The most significant write-downs were related to Dow’s facilities located in Oyster Creek, Freeport, Seadrift and Texas City, Texas; Pittsburg, California; Terneuzen, The Netherlands; Varennes, Quebec, Canada; Plaquemine, Louisiana; Aratu, Brazil; King’s Lynn and Wilton, England; assets related to the pending sale of the automotive sealants business in Europe; and project investment costs related to a potential joint venture in Oman. Details regarding these write-downs or write-offs are as follows:

•	Due to the recent, severe economic downturn, the Company decided in the fourth quarter of 2008 to shut down a number of facilities, including the following:
•
Chlor-alkali manufacturing facility in Oyster Creek, Texas. A $31 million write-off of the net book value of the related buildings, machinery and equipment against the Basic Chemicals segment was recorded in the fourth quarter of 2008. This facility will be shut down in the first quarter of 2009.

•
Styrene and styrene derivatives manufacturing facilities principally in Freeport, Texas; Pittsburg, California; Terneuzen, The Netherlands; King’s Lynn, England, and Varennes, Canada. A $37 million write-off of the net book value of the related buildings, machinery and equipment against the Hydrocarbons and Energy ($14 million), Basic Plastics ($6 million), Performance Chemicals ($10 million) and Performance Plastics ($2 million) segments, as well as Unallocated and Other ($5 million) was recorded in the fourth quarter of 2008. The facilities will be shut down by the end of 2009.

•
Facilities that manufacture NORDEL™ hydrocarbon rubber in Seadrift, Texas, and TYRIN™ chlorinated polyethylene in Plaquemine, Louisiana. A $36 million write-down of the net book value of the related buildings, machinery and equipment against the Performance Plastics segment was recorded in the fourth quarter of 2008. Both facilities will close in the first quarter of 2009.

•
Solution vinyl resin manufacturing facilities in Texas City, Texas. A $26 million write-down of the net book value of the related buildings, machinery and equipment against the Performance Plastics segment was recorded in the fourth quarter of 2008. This plant will be shut down in the third quarter of 2009.

•
Perchloroethylene/carbon tetrachloride manufacturing facility in Aratu, Brazil. An $11 million write-off of the net book value of the related buildings, machinery and equipment against the Basic Chemicals segment was recorded in the fourth quarter of 2008. This facility will be shut down by the end of 2009.

•	In addition to the locations described above, the restructuring charges for plant closures included $26 million related to the shutdown of several small production facilities.
•
The Company decided in the fourth quarter to pursue strategic alternatives regarding its Wilton, England, ethylene oxide/ethylene glycol (“EO/EG”) plant. Based on the results of asset impairment testing, an impairment charge of $30 million against the Basic Chemicals segment was recorded in the fourth quarter of 2008.

•
Due to an expected loss on the pending sale of the automotive sealants business in Europe, an impairment charge of $8 million against the Performance Plastics segment was recorded in the fourth quarter of 2008.

•
Due to a change in scope, the Company’s investment (primarily engineering costs) in a project to form a joint venture to design, build and operate a petrochemical complex in Oman was written down. An $83 million write-down of the project-related spending against the Basic Plastics segment was recorded in the fourth quarter of 2008.

The restructuring charges in the fourth quarter of 2008 also included the write-off of capital project spending ($13 million); spare parts ($9 million); catalysts ($6 million) associated with plant closures; other assets ($5 million); as well as a loss on the sale of inventory ($15 million) associated with the divestiture of the automotive sealants business in Europe. These write-offs were related to the businesses involved in the shutdown of assets and were therefore reflected in the results of various operating segments.

Costs Associated with Exit or Disposal Activities
The restructuring charges for costs associated with exit or disposal activities totaled $128 million in 2008 and included pension curtailment costs and termination benefits of $88 million reflected in Unallocated and Other; and environmental remediation and asbestos abatement of $40 million primarily impacting Basic Chemicals and Unallocated and Other.

Severance Costs
As a result of the Company’s decision to shut down assets around the world and implement a global workforce reduction, the restructuring charges included severance of $321 million for the separation of approximately 3,000 employees under the terms of Dow’s ongoing benefit arrangements, primarily over the next two years. These costs were charged against Unallocated and Other. At December 31, 2008, severance of approximately $2 million had been paid to 35 employees and a liability of $319 million remained for approximately 2,965 employees.

The following table summarizes the activities related to the Company’s restructuring reserve:

2008 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the fourth quarter of 2008	$336	$128	$321	$785
Cash payments	-	-	(2)	(2)
Charges against reserve	(336)	-	-	(336)
Reserve balance at December 31, 2008	-	$128	$319	$447

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

2007 Restructuring
On December 3, 2007, the Company’s Board of Directors approved a restructuring plan that included the shutdown of a number of assets and organizational changes within targeted support functions to improve the efficiency and cost effectiveness of the Company’s global operations. As a result of these shutdowns and organizational changes, which are scheduled to be completed by the end of 2009, the Company recorded pretax restructuring charges totaling $590 million in the fourth quarter of 2007. The charges consisted of asset write-downs and write-offs of $422 million, costs associated with exit or disposal activities of $82 million and severance costs of $86 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as shown in the following table, which also reflects adjustments made in 2007 to the 2006 restructuring charges, as discussed in the section titled “2006 Restructuring:”

2007 Restructuring Charges by Operating Segment
In millions	Impairment of Long-Lived Assets, Other Intangible Assets and Equity Investments	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Performance Plastics	$153	$31	-	$184
Performance Chemicals	81	4	-	85
Agricultural Sciences	58	19	-	77
Basic Plastics	88	-	-	88
Basic Chemicals	7	-	-	7
Hydrocarbons and Energy	31	13	-	44
Unallocated and Other	4	15	$86	105
Total 2007 restructuring charges	$422	$82	$86	$590
Adjustments to 2006 restructuring:
Performance Plastics	-	(4)	-	(4)
Unallocated and Other	-	-	(8)	(8)
Net 2007 restructuring charges	$422	$78	$78	$578

Details regarding the components of the 2007 restructuring charges are discussed below:

Impairment of Long-Lived Assets, Other Intangible Assets and Equity Investments
The restructuring charges related to the write-down or write-off of assets and equity investments in 2007 totaled $422 million and included the impact of plant closures and impairments of $273 million. The most significant plant write-downs affected Dow’s facilities located in Lauterbourg, France; Camaçari, Brazil; Aratu, Brazil; Tarragona, Spain; Hahnville, Louisiana; and Berre, France; and assets related to the exit of the automotive sealants business in North America, Latin America and Asia Pacific. Details regarding these write-downs are as follows:

•
Due to overcapacity within the industry, a disadvantaged cost position, and increasing pressure from generic suppliers, the Company launched an information/consultation process with local employee representatives on a closure project in the fourth quarter of 2007 and recorded an asset impairment charge related to its agricultural products manufacturing site located in Lauterbourg, France; upon completion of the information/consultation process, the plant was shut down in the fourth quarter of 2008. A $44 million write-down of the net book value of the related buildings, machinery and equipment against the Agricultural Sciences segment was recorded in the fourth quarter of 2007.

•
The Company evaluated the economic and financial feasibility of its styrene plant in Camaçari, Brazil, and due to raw material competitiveness, the age of the facility, as well as the ready availability of styrene within the global marketplace, the Company idled the facility in the fourth quarter of 2007 and recorded a $14 million write-down of the net book value of the related buildings, machinery and equipment against the Hydrocarbons and Energy segment.

•
The Company closed its hydroxyethyl cellulose manufacturing facility located in Aratu, Brazil, in the first quarter of 2008, due to a number of factors, including capacity limitations, high structural and raw material costs, and older technology. A $12 million write-down of the net book value of the related buildings, machinery and equipment was recorded against the Performance Chemicals segment in the fourth quarter of 2007.

•
The Company determined that the operating costs of its fiber solution manufacturing plant in Tarragona, Spain, cannot be sustained. The Company is evaluating more economically viable alternative manufacturing options. As a result, the Company recorded a $29 million impairment write-down of the net book value of the related buildings, machinery and equipment against the Performance Plastics segment in the fourth quarter of 2007.

•
Due to a number of factors, including the inability to secure an economically sustainable source of propylene and the use of older technologies at the plant, Union Carbide decided in the fourth quarter of 2007 to shut down its polypropylene facility at St. Charles Operations in Hahnville, Louisiana. As a result of the shutdown, a $23 million write-down of the net book value of the related buildings, machinery and equipment was recorded against the Basic Plastics segment in the fourth quarter of 2007. The plant was shut down in the first quarter of 2008.

•
The Company determined that it would not be possible to renegotiate an economically viable contract manufacturing agreement to continue the operations of the rubber plant located in Berre, France. A $27 million impairment write-down of the net book value of the related buildings, machinery and equipment was recorded against the Performance Plastics segment in the fourth quarter of 2007. The plant was shut down in the second quarter of 2008.

•
The Company assessed the long-term profitability of its participation in the automotive sealants business and determined that the projected results are inconsistent with the financial performance expected of a market-facing business. As a result, in the fourth quarter of 2007, the Company made the decision to exit the automotive sealants business in North America, Asia Pacific and Latin America by mid-2009; the business explored strategic options within Europe and decided in the fourth quarter of 2008 to divest the automotive sealants business within Europe. A $58 million write-down of the net book value of the related buildings, machinery and equipment against the Performance Plastics segment was recorded in the fourth quarter of 2007.

In addition to the write-downs described above, the restructuring charges for plant closures included $66 million related to the shutdown of several small production facilities and the closure of certain storage wells in Canada.

The restructuring charges in the fourth quarter of 2007 also included the write-down of investments in nonconsolidated affiliates of $99 million. The most significant write-downs were related to the Company’s investment in Pétromont and Company, Limited Partnership (“Pétromont”) and Dow Reichhold Specialty Latex LLC. Details regarding these write-downs are as follows:

•
Due to an unfavorable financial outlook, reflecting significant long-term economic challenges, the Company determined in the fourth quarter of 2007 that its equity investment in Pétromont, a 50 percent owned company, was other-than-temporarily impaired and recorded a $46 million write-down of its interest in Pétromont against the Basic Plastics segment. In the fourth quarter of 2008, the joint venture announced the permanent shutdown of its operations. As a result of this announcement, the Company recorded an additional charge of $50 million in the fourth quarter of 2008.

•
 Due to the loss of a significant portion of business and the lack of replacement business opportunities, the Company determined its equity investment in Dow Reichold Specialty Latex LLC, a 50:50 joint venture to be other-than-temporarily impaired and recorded a $42 million write-down of its interest in Dow Reichhold Specialty Latex LLC against the Performance Chemicals segment in the fourth quarter of 2007. An agreement was reached in the third quarter of 2008 to end the Company’s involvement in the joint venture.

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

Costs Associated with Exit or Disposal Activities
The restructuring charges for costs associated with exit or disposal activities totaled $82 million in 2007 and included contract termination fees of $53 million, pension curtailment costs and termination benefits of $15 million, environmental remediation of $7 million and $7 million of other related costs. In the fourth quarter of 2008, an additional $5 million was recorded for environmental remediation and reflected in Unallocated and Other.

Contract termination fees of $53 million represented the Company’s best estimate of the fair value to negotiate the settlement of the early cancellation of several service and supply agreements principally related to the shutdown of manufacturing assets within the Performance Plastics and Agricultural Sciences segments. In the fourth quarter of 2008, based on negotiated settlements related to contract termination fees, the contract termination fees associated with the 2007 restructuring charge were increased $5 million and reflected in the Performance Plastics ($2 million) and Agricultural Sciences ($3 million) segments.

Severance Costs
As a result of the Company’s decision to shut down assets around the world, and complete other workforce optimization activities, the restructuring charges recorded in 2007 included severance of $86 million for the separation of approximately 978 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. These costs were charged against Unallocated and Other. At December 31, 2007, severance of approximately $1 million had been paid to 12 employees and a liability of $85 million remained for approximately 966 employees. During 2008, severance of $47 million was paid to 439 employees, bringing the total payments against the program to $48 million paid to 451 employees. At December 31, 2008, a liability of $37 million (including foreign currency impact) remained for approximately 527 employees.

The following table summarizes the activities related to the Company’s restructuring reserve:

2007 Restructuring Activities In millions	Impairment of Long-Lived Assets, Other Intangible Assets and Equity Investments	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the fourth quarter of 2007	$422	$82	$86	$590
Cash payments	-	-	(1)	(1)
Charges against reserve	(422)	(3)	-	(425)
Reserve balance at December 31, 2007	-	$79	$85	$164
Adjustments to reserve	$30	30	-	60
Cash payments	-	(7)	(47)	(54)
Charges against reserve	(30)	-	-	(30)
Foreign currency impact	-	(9)	(1)	(10)
Reserve balance at December 31, 2008	-	$93	$37	$130

2006 Restructuring
On August 29, 2006, the Company’s Board of Directors approved a plan to shut down a number of assets around the world as the Company continued its drive to improve the competitiveness of its global operations. As a consequence of these shutdowns, which are scheduled to be completed by the end of the first quarter of 2009, and other optimization activities, the Company recorded pretax restructuring charges totaling $591 million in 2006. The charges consisted of asset write-downs and write-offs of $346 million, costs associated with exit or disposal activities of $172 million and severance costs of $73 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as follows:

2006 Restructuring Charges by Operating Segment
In millions	Impairment of Long-Lived Assets and Other Intangible Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Performance Plastics	$174	$68	-	$242
Performance Chemicals	10	2	-	12
Basic Plastics	15	1	-	16
Basic Chemicals	129	55	-	184
Unallocated and Other	18	46	$73	137
Total	$346	$172	$73	$591

Details regarding the components of the restructuring charges are discussed below:

Impairment of Long-Lived Assets and Other Intangible Assets
The restructuring charges related to the write-down or write-off of assets in 2006 totaled $346 million and included the impact of plant closures of $269 million. The most significant plant closures affected Dow’s facilities in Porto Marghera, Italy, and Fort Saskatchewan, Alberta, and Sarnia, Ontario, Canada. Details regarding these shutdowns are as follows:

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

•
Substantial capital costs would be required to address efficiency issues at the Company’s chlor-alkali and direct chlorination ethylene dichloride plants in Fort Saskatchewan, Canada. Based on an analysis of the discounted future cash flows, management determined that an investment in these facilities could not be justified. As a result, the Company shut down the facilities at the end of October 2006, resulting in a $74 million write-down of the net book value of the related buildings, machinery and equipment against the Basic Chemicals segment in the third quarter of 2006.

•
Assessments by the businesses located in Sarnia, Canada, were triggered by the suspension of ethylene shipments through the Cochin Pipeline, a subsidiary of BP Canada Energy Resources Company, due to safety concerns. The assessments highlighted a variety of issues related to the effectiveness, efficiency and long-term sustainability of the Sarnia-based assets. Based on these assessments, the Company decided to cease all production activity at the Sarnia site by the end of the first quarter of 2009 as follows:

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

Contract termination fees of $65 million represented the Company’s best estimate of the fair value to negotiate the settlement of the early cancellation of several supply agreements principally related to the shutdown of manufacturing assets primarily within the Performance Plastics segment. In the second quarter of 2007, the Company reached agreements with certain suppliers regarding the early cancellation of supply agreements, resulting in a $4 million reduction of the restructuring reserve for contract termination fees. The adjustment was credited against the Performance Plastics segment.

The restructuring charges for environmental remediation of $60 million and asbestos abatement of $14 million principally related to the shutdown of the Company’s facilities in Canada. The charges were therefore reflected in various operating segments. In the first quarter of 2008, a reduction of $5 million was recorded against the reserve and included in “Cost of sales” in the consolidated statements of income. In the fourth quarter of 2008, an additional reduction of $3 million was recorded against the reserve for environmental remediation.

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

Severance Costs
As a result of the Company’s plans to shut down assets around the world, and conduct other optimization activities principally in Europe, the restructuring charges recorded in 2006 included net charges for severance of $73 million for the separation of approximately 810 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. These costs were charged against Unallocated and Other. At December 31, 2006, severance of $4 million had been paid to 115 employees and a liability of $69 million remained for approximately 695 employees. In the fourth quarter of 2007, a reduction of $8 million was recorded against the estimated program costs. During 2007, severance of $25 million was paid to 245 employees; during 2008, severance of $17 million was paid to 195 employees, bringing the total payments against the program to $46 million paid to 555 employees. In the fourth quarter of 2008, a reduction of $3 million was recorded against the reserve. At December 31, 2008, a liability of $14 million (including foreign currency impact) remained for approximately 215 employees.

The following table summarizes the activities related to the Company’s restructuring reserve:

2006 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Intangible Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in 2006	$346	$172	$73	$591
Cash payments	-	(1)	(4)	(5)
Charges against reserve	(346)	-	-	(346)
Reserve balance at December 31, 2006	-	$171	$69	$240
Adjustments to reserve	-	(4)	(8)	(12)
Cash payments	-	(53)	(25)	(78)
Foreign currency impact	-	21	3	24
Reserve balance at December 31, 2007	-	$135	$39	$174
Adjustments to reserve	-	(8)	(3)	(11)
Cash payments	-	(15)	(17)	(32)
Foreign currency impact	-	(20)	(5)	(25)
Reserve balance at December 31, 2008	-	$92	$14	$106

NOTE C – ACQUISITIONS

Acquisition-Related Expenses
During 2008, pretax charges totaling $49 million were recorded for legal expenses and other transaction costs related to the pending acquisition of Rohm and Haas Company; these charges are reflected in Unallocated and Other. These charges were expensed in anticipation of a 2009 closing of the acquisition and the application of revised SFAS No. 141, “Business Combinations.”

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

On July 2, 2007, the Company announced the creation of a new specialty business unit, Dow Wolff Cellulosics, which combined the newly acquired Wolff Walsrode with Dow’s Water Soluble Polymers business. Dow Wolff Cellulosics encompasses cellulosics and related chemistries, providing application formulation expertise and other technical services to a broad range of strategic industry sectors, including construction, paint, personal care, pharmaceuticals, food and a number of specialty industrial applications.

The following table summarizes the values of the assets acquired and liabilities assumed at the date of the acquisition, as well as adjustments that have been made primarily as a result of final valuations.

Assets Acquired and Liabilities Assumed In millions	At June 30, 2007	Purchase Price Adjustments (1)	At Dec. 31, 2007	Purchase Price Adjustments	At Dec. 31, 2008
Current assets	$188	$15	$203	-	$203
Property	233	89	322	$(3)	319
Goodwill (2)	364	(163)	201	6	207
Other intangible assets (2)	8	148	156	-	156
Other assets	11	(5)	6	-	6
Total assets acquired	$804	$84	$888	$3	$891
Accounts payable	$27	-	$27	-	$27
Long-term debt	10	-	10	-	10
Accrued and other liabilities	47	$(5)	42	-	42
Pension benefits	117	(11)	106	-	106
Deferred tax liabilities - noncurrent	-	88	88	-	88
Total liabilities assumed	$201	$72	$273	-	$273
Net assets acquired	$603	$12	$615	$3	$618
(1) Includes a $7 million write-off of purchased in-process research and development, the addition of transaction costs of $7 million in the second half of 2007 and $15 million of working capital adjustments.

(2) See Note G for additional information.

The Company evaluated the materiality of assets acquired, liabilities assumed and results of operations, individually and in the aggregate at June 30, 2007, and concluded that such assets, liabilities and results of operations were not material to the consolidated financial statements.

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

The Company recorded pretax charges totaling $44 million in 2008 and $57 million in 2007 for IPR&D projects associated with several recent acquisitions. The estimated values assigned to the IPR&D projects were determined primarily based on a discounted cash flow model and are shown below:

In-Process Research and Development Projects Acquired In millions	Date of Acquisition	Estimated Value Assigned to IPR&D
2008
Germplasm from Triumph Seed Co., Inc.	February 29, 2008	$4
Germplasm from Dairyland Seed Co., Inc. and Bio-Plant Research Ltd.	August 29, 2008	23
Germplasm from Südwestsaat GbR	December 16, 2008	17
Total 2008 IPR&D		$44
2007
Germplasm from Maize Technologies International	May 1, 2007	$2
Manufacturing process R&D from Wolff Walsrode	June 30, 2007	7
Germplasm from Agromen Tecnologia Ltda.	August 1, 2007	26
Germplasm from Duo Maize	August 30, 2007	3
Intellectual property for crop trait discovery from Exelixis Plant Sciences	September 4, 2007	19
Total 2007 IPR&D		$57

IPR&D charges are shown as “Purchased in-process research and development charges” in the consolidated statements of income. The 2008 IPR&D charges were related to projects within the Agricultural Sciences segment. In 2007, IPR&D charges of $50 million related to projects within the Agricultural Sciences segment; $7 million related to IPR&D acquired from Wolff Walsrode and impacted the results for the Performance Chemicals segment.

NOTE D – INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2008	2007
Finished goods	$3,351	$4,085
Work in process	1,217	1,595
Raw materials	830	566
Supplies	638	639
Total inventories	$6,036	$6,885

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $627 million at December 31, 2008 and $1,511 million at December 31, 2007. Inventories valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 32 percent of the total inventories at December 31, 2008 and 34 percent of total inventories at December 31, 2007.

A reduction of certain inventories resulted in the liquidation of some of the Company’s LIFO inventory layers, decreasing pretax income $45 million in 2008 and increasing pretax income $321 million in 2007 and $97 million in 2006.

NOTE E – PROPERTY

Property at December 31	Estimated
In millions	Useful Lives (Years)	2008	2007
Land	-	$590	$602
Land and waterway improvements	15-25	1,308	1,286
Buildings	5-55	3,700	3,717
Machinery and equipment	3-20	36,285	36,266
Utility and supply lines	5-20	2,248	2,253
Other property	3-30	2,166	1,770
Construction in progress	-	2,094	1,814
Total property		$48,391	$47,708

In millions	2008	2007	2006
Depreciation expense	$2,016	$1,959	$1,904
Manufacturing maintenance and repair costs	$1,622	$1,482	$1,376
Capitalized interest	$97	$85	$73

NOTE F – NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS

The Company’s investments in related companies accounted for by the equity method (“nonconsolidated affiliates”) were $3,204 million at December 31, 2008 and $3,089 million at December 31, 2007. At December 31, 2008, the carrying amount of the Company’s investments in nonconsolidated affiliates was $90 million more than its share of the investees’ net assets, exclusive of additional differences for Dow Corning Corporation (“Dow Corning”), MEGlobal, Equipolymers and Americas Styrenics LLC, which are discussed separately below. This difference was $64 million at December 31, 2007. Dividends received from the Company’s nonconsolidated affiliates were $836 million in 2008, $774 million in 2007 and $616 million in 2006.

On May 15, 1995, Dow Corning, in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note K). As a result, the Company fully reserved its investment in Dow Corning and reserved its 50 percent share of equity earnings from that time through the third quarter of 2000. In November 2000, following affirmation of the Bankruptcy Court’s order confirming the Joint Plan of Reorganization (the “Joint Plan”), the Company reviewed the value of its investment in Dow Corning, revised its assessment of the recoverability of its investment, and determined that it had adequately provided for the other-than-temporary decline associated with the bankruptcy. On June 1, 2004, Dow Corning’s Joint Plan became effective and Dow Corning emerged from bankruptcy. Since May 1995, a difference between the Company’s 50 percent share of the underlying equity of Dow Corning and the carrying value of this investment has existed. The Company considers the difference to be permanent. The difference was $227 million at December 31, 2008 and December 31, 2007.

At December 31, 2008, the Company’s investment in MEGlobal was $265 million less than the Company’s proportionate share of MEGlobal’s underlying net assets ($274 million less at December 31, 2007). This amount represents the difference between the value of certain assets of the joint venture and the Company’s related valuation on a U.S. GAAP basis, of which $75 million is being amortized over the remaining useful lives of the assets and $190 million represents the Company’s share of the joint venture’s goodwill.

At December 31, 2008, the Company’s investment in Equipolymers was $9 million less than the Company’s proportionate share of Equipolymers’ underlying net assets ($48 million less at December 31, 2007). This amount represents the difference between the value of certain assets of the joint venture and the Company’s related valuation on a U.S. GAAP basis, all of which is being amortized over the remaining useful lives of the assets.

At December 31, 2008, the Company’s investment in Americas Styrenics LLC was $150 million less than the Company’s proportionate share of Americas Styrenics LLC’s underlying net assets. This amount represents the difference between the book value of assets contributed to the joint venture by the Company at the time of formation and the Company’s 50 percent share of the total recorded value of the joint venture’s assets. This difference is being amortized over the remaining useful lives of the assets.

All of the nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available.

Principal Nonconsolidated Affiliates
Dow’s principal nonconsolidated affiliates and the Company’s direct or indirect ownership interest for each at December 31, 2008, 2007 and 2006 are as follows.

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2008	2007	2006
Americas Styrenics LLC	50%	-	-
Compañía Mega S.A.	28%	28%	28%
Dow Corning Corporation	50%	50%	50%
EQUATE Petrochemical Company K.S.C.	42.5%	42.5%	42.5%
Equipolymers	50%	50%	50%
MEGlobal	50%	50%	50%
The OPTIMAL Group of Companies:
OPTIMAL Chemicals (Malaysia) Sdn. Bhd.	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn. Bhd.	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn. Bhd.	23.75%	23.75%	23.75%
The SCG-Dow Group:
Pacific Plastics (Thailand) Limited	-	49%	49%
Siam Polyethylene Company Limited	49%	49%	49%
Siam Polystyrene Company Limited	50%	49%	49%
Siam Styrene Monomer Co., Ltd.	50%	49%	49%
Siam Synthetic Latex Company Limited	50%	49%	49%
Univation Technologies, LLC	50%	50%	50%

The Company’s investment in its principal nonconsolidated affiliates was $2,439 million at December 31, 2008 and $2,488 million at December 31, 2007. Equity earnings from these companies were $824 million in 2008, $1,072 million in 2007 and $883 million in 2006. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions	2008	2007
Current assets	$6,234	$6,943
Noncurrent assets	12,656	9,669
Total assets	$18,890	$16,612
Current liabilities	$3,534	$3,165
Noncurrent liabilities	8,572	6,700
Total liabilities	$12,106	$9,865

Summarized Income Statement Information
In millions	2008 (1)	2007	2006
Sales	$15,488	$13,884	$11,916
Gross profit	$4,066	$3,492	$3,168
Net income	$2,001	$2,464	$1,960
(1)	The summarized income statement information for 2008 includes the results for Americas Styrenics LLC from May 1, 2008 through December 31, 2008.

The Company has service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase and lease agreements.

Excess ethylene glycol produced in Dow’s plants in the United States and Europe is sold to MEGlobal and represented 2 percent of total net sales in 2008, 2007 and 2006. In addition, the Company sells ethylene to MEGlobal as a raw material for its ethylene glycol plants in Canada. The impact of these sales to MEGlobal by operating segment is summarized below:

Impact of Sales to MEGlobal by Operating Segment
Percent of segment sales	2008	2007	2006
Basic Chemicals	11%	16%	15%
Hydrocarbons and Energy	3%	4%	4%

Overall, transactions with other nonconsolidated affiliates and balances due to and due from these entities were not material to the consolidated financial statements.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2008, by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total
Balance at January 1, 2008	$1,034	$995	$1,380	$100	$63	$3,572
2008 acquisitions:
Additional 51% interest in Pacific Plastics (Thailand) Limited	7	-	-	-	-	7
Additional 18% interest in Nantong DAS Chemical Co., Ltd.	-	-	4	-	-	4
Triumph Seed Co., Inc.	-	-	3	-	-	3
Dairyland Seed Co., Inc.	-	-	1	-	-	1
Brodbeck Seed Inc. assets	-	-	2	-	-	2
Südwestsaat GbR assets	-	-	1	-	-	1
STEVENS ROOFING SYSTEMS™	32	-	-	-	-	32
Adjustment related to formation of Americas Styrenics LLC	-	-	-	(5)	-	(5)
Adjustments related to 2007 acquisitions of:
Wolff Walsrode	-	6	-	-	-	6
Hyperlast Limited	11	-	-	-	-	11
Poly-Carb, Inc.	(6)	-	-	-	-	(6)
UPPC AG	11	-	-	-	-	11
Edulan A/S	(6)	-	-	-	-	(6)
Impairment losses:
Dow Automotive	(209)	-	-	-	-	(209)
Polypropylene	-	-	-	(30)	-	(30)
Balance at December 31, 2008	$874	$1,001	$1,391	$65	$63	$3,394

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

On June 30, 2007, the Company completed the acquisition of Wolff Walsrode. The recording of the acquisition resulted in goodwill of $207 million and intangible assets of $156 million as shown below. None of the goodwill is expected to be deductible for tax purposes. See Note C for additional information related to purchase price adjustments.

Wolff Walsrode Intangible Assets In millions	Gross Carrying Amount	Weighted-average Amortization Period
Intangible assets with finite lives:
Intellectual property	$46	10 years
Trademarks	6	10 years
Software	7	5 years
Other (customer-related)	97	5 years
Total	$156	7 years

On August 1, 2007, Dow AgroSciences acquired the corn seed business of Agromen Tecnologia Ltda. for $116 million. The recording of the acquisition resulted in goodwill of $59 million and intellectual property of $14 million with a weighted-average amortization period of six years. All of the goodwill is expected to be deductible for tax purposes.

Goodwill Impairments
During the fourth quarter of 2008, the Company performed its annual impairment tests for goodwill. As a result of this review, it was determined that the goodwill associated with the Dow Automotive reporting unit was impaired. The impairment was based on a review of the Dow Automotive reporting unit performed by management, in which discounted cash flows did not support the carrying value of the goodwill due to the severe downturn in the automotive industry and the future projections for the business. As a result, an estimated impairment loss of $209 million was recognized in the fourth quarter of 2008 against the Performance Plastics segment. Also as a result of the annual tests, it was determined that the goodwill associated with the Polypropylene reporting unit was impaired. The impairment was based on a review of the Polypropylene reporting unit performed by management, in which discounted cash flows did not support the carrying value of the goodwill due to demand decline in North America and Western Europe, as well as significant new industry capacity which came on-stream in 2008 and additional industry capacity which is expected in 2009. As a result, an impairment loss of $30 million was recognized in the fourth quarter of 2008 against the Basic Plastics segment. The second step to determine the implied fair value of goodwill for the Dow Automotive reporting unit will be finalized in the first quarter of 2009 and any adjustment to the estimated impairment loss based on completion of the allocation process will be recognized at that time.

Other Intangible Assets
The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets at December 31	2008			2007
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$316	$(192)	$124	$302	$(165)	$137
Patents	139	(100)	39	145	(104)	41
Software	700	(363)	337	575	(318)	257
Trademarks	169	(61)	108	173	(51)	122
Other	330	(109)	221	307	(83)	224
Total other intangible assets	$1,654	$(825)	$829	$1,502	$(721)	$781

During 2008, the Company acquired software for $98 million. The weighted-average amortization period for the acquired software is five years.

The following table provides information regarding amortization expense:

Amortization Expense In millions	2008	2007	2006
Other intangible assets, excluding software	$92	$72	$50
Software, included in “Cost of sales”	$48	$47	$45

        Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2009	$147
2010	$151
2011	$140
2012	$118
2013	$98

NOTE H – FINANCIAL INSTRUMENTS

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results
In millions	2008	2007	2006
Proceeds from sales of available-for-sale securities	$851	$1,994	$1,305
Gross realized gains	$56	$137	$55
Gross realized losses	$(18)	$(23)	$(42)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at December 31, 2008
In millions	Amortized Cost	Fair Value
Within one year	$49	$49
One to five years	557	555
Six to ten years	582	627
After ten years	255	264
Total	$1,443	$1,495

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Temporarily Impaired Securities at December 31, 2008
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$14	-	-	-	$14	-
Corporate bonds	388	$(35)	$8	$(1)	396	$(36)
Other	4	-	2	-	6	-
Total debt securities	$406	$(35)	$10	$(1)	$416	$(36)
Equity securities	268	(152)	37	(25)	305	(177)
Total temporarily impaired securities	$674	$(187)	$47	$(26)	$721	$(213)

Temporarily Impaired Securities at December 31, 2007
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$14	-	$6	-	$20	-
Federal agency mortgage-backed securities	-	-	4	-	4	-
Corporate bonds	104	$(3)	127	$(3)	231	$(6)
Other	-	-	6	-	6	-
Total debt securities	$118	$(3)	$143	$(3)	$261	$(6)
Equity securities	220	(9)	27	(21)	247	(30)
Total temporarily impaired securities	$338	$(12)	$170	$(24)	$508	$(36)

Portfolio managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector and the length of time the security has been in a loss position are considered in determining impairment.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows additional investments in companies outside of the S&P 500. The increase in temporarily impaired equity securities from December 31, 2007 to December 31, 2008 relates to the overall decline in the equity markets in late 2008. The Company considers the volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. In 2008, other-than-temporary impairment write-downs were $42 million.

The aggregate cost of the Company’s cost method investments totaled $104 million at December 31, 2008 and $102 million at December 31, 2007. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. There were no material impairment indicators or circumstances at December 31, 2008 that would result in a material adjustment to the cost basis of these investments. Of the $102 million cost method investments at December 31, 2007, a $3 million impairment was recorded in 2008 based on the review of the impairment indicators.

The following table summarizes the fair value of financial instruments at December 31, 2008 and December 31, 2007:

Fair Value of Financial Instruments at December 31
	2008				2007
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$1,443	$88	$(36)	$1,495	$1,500	$59	$(6)	$1,553
Equity securities	518	17	(177)	358	696	55	(30)	721
Total marketable securities	$1,961	$105	$(213)	$1,853	$2,196	$114	$(36)	$2,274
Long-term debt including debt due within one year (2)	$(9,496)	$551	$(38)	$(8,983)	$(8,167)	$15	$(346)	$(8,498)
Derivatives relating to:
Foreign currency	-	$122	$(163)	$(41)	-	$97	$(24)	$73
Interest rates	-	-	-	-	-	$2	$(2)	-
Commodities	-	$65	$(220)	$(155)	-	$71	$(21)	$50
(1) Included in “Marketable securities and interest-bearing deposits” and “Other investments” in the consolidated balance sheets.
(2) Cost includes fair value adjustments per SFAS No. 133 of $27 million in 2008 and $26 million in 2007.

Risk Management
Dow's business operations give rise to market risk exposure due to changes in interest rates, foreign currency exchange rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as cash flow, fair value or net foreign investment hedges per SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," where appropriate. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. A secondary objective is to add value by creating additional nonspecific exposures within established limits and policies; derivatives used for this purpose are not designated as hedges per SFAS No. 133. The potential impact of creating such additional exposures is not material to the Company's results.

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. The Company does not anticipate losses from credit risk and the net cash requirements arising from risk management activities are not expected to be material in 2009. No significant concentration of credit risk existed at December 31, 2008.

The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Office of the Chief Executive and the Board of Directors’ Audit Committee and revises its strategies as market conditions dictate.

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

Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2008, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the first quarter of 2009.

Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At December 31, 2008, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates primarily in 2009.

Accounting for Derivative Instruments and Hedging Activities
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in “Accumulated other comprehensive income (loss)” (“AOCI”); it is reclassified to “Cost of sales” in the same period or periods that the hedged transaction affects income. The unrealized amounts in AOCI fluctuate based on changes in the fair value of open contracts at the end of each reporting period. The Company anticipates volatility in AOCI and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period income.

The net loss from previously terminated interest rate cash flow hedges included in AOCI at December 31, 2008 was $9 million after tax ($16 million after tax at December 31, 2007). During 2008, 2007 and 2006, there was no material impact on the consolidated financial statements due to interest rate hedge ineffectiveness. Net losses related to cash flow hedge terminations recorded in “Cost of sales” or “Interest expense and amortization of debt discount” were $13 million in 2008 and 2007 and $11 million in 2006. The Company had no open interest rate cash flow hedges at December 31, 2008.

At December 31, 2008, the Company had open foreign currency forward contracts in a net gain position of $9 million (net loss position of $4 million at December 31, 2007) designated as cash flow hedges of underlying forecasted purchases of feedstocks. Current open contracts hedge forecasted transactions until September 2009. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net gain from the foreign currency hedges included in AOCI at December 31, 2008 was $15 million after tax (net loss of $4 million after tax at December 31, 2007). During 2008, 2007 and 2006, there was no material impact on the consolidated financial statements due to foreign currency hedge ineffectiveness. At December 31, 2008, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $3,219 million.

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until March 2010. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCI at December 31, 2008 was $239 million after tax (net gain of $48 million after tax at December 31, 2007). During 2008, 2007 and 2006, there was no material impact on the consolidated financial statements due to commodity hedge ineffectiveness. At December 31, 2008, the Company had the following aggregate notionals of outstanding commodity forward contracts to hedge forecasted purchases:

Commodity	Notional Volume
Crude Oil	1.8 million barrels
Naphtha	33 kilotons
Natural Gas	11,800 million British thermal units

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method under SFAS No. 133 is being used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at December 31, 2008 and December 31, 2007.

Net losses of $2 million related to fair value hedge terminations were recorded in interest expense in 2008; net gains were recorded of $10 million in 2007 and $16 million in 2006. Unamortized losses relating to terminated fair value hedges were $27 million at December 31, 2008 and $26 million at December 31, 2007.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $36 million after tax at December 31, 2008 (net loss of $100 million after tax at December 31, 2007). During 2008, 2007 and 2006 there was no material impact on the consolidated financial statements due to hedge ineffectiveness. At December 31, 2008, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies. At December 31, 2008, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $1,267 million.

Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. At December 31, 2008, the Company had derivative assets of $19 million and derivative liabilities of $17 million related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the consolidated statements of income. At December 31, 2007, the Company had derivative assets of $3 million and derivative liabilities of $6 million related to these instruments. The Company had no outstanding commodity forward contracts at December 31, 2008.

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency and interest rate exposure. The Company had derivative assets of $111 million and derivative liabilities of $160 million related to these instruments at December 31, 2008. The Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $10,799 million at December 31, 2008.

The following table provides the fair value and balance sheet presentation of derivative instruments at December 31:

Fair Values of Derivative Instruments at December 31
In millions	Balance Sheet Classification	2008
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$77
Commodities	Accounts and notes receivable – Other	68
Total derivatives designated as hedges		$145
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$235
Commodities	Accounts and notes receivable – Other	63
Total derivatives not designated as hedges		$298
Total asset derivatives		$443
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$69
Commodities	Accounts payable – Other	262
Commodities	Other noncurrent obligations	22
Total derivatives designated as hedges		$353
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$284
Commodities	Accounts payable – Other	61
Total derivatives not designated as hedges		$345
Total liability derivatives		$698

Effect of Derivative Instruments at December 31, 2008 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Loss Reclassified from AOCI to Income (3)	Additional Loss Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	-	Interest expense (5)	-	$(2)
Cash flow:
Interest rates	-	Cost of sales	$(12)	-
Interest rates	-	Interest expense (5)	(1)	-
Commodities	$(353)	Cost of sales	(154)	(1)
Foreign currency	7	Cost of sales	(12)	-
Net foreign investment:
Foreign currency	1	n/a	-	-
Total derivatives designated as hedges	$(345)		$(179)	$(3)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$(167)
Commodities	-	Cost of sales	-	(34)
Total derivatives not designated as hedges	-		-	$(201)
Total derivatives	$(345)		$(179)	$(204)
(1)	Accumulated other comprehensive income (loss) (“AOCI”)
(2)
Net unrealized gains/losses from hedges related to interest rates, commodities and long-term debt are included in “Accumulated Derivative Gain (Loss) – Net hedging results” in the consolidated statements of stockholders’ equity; net unrealized gains/losses from hedges related to foreign currency (net of tax) are included in “Cumulative Translation Adjustments – Translation adjustments” in the consolidated statements of stockholders’ equity.

(3)	Pre-tax amounts.
(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.
(5)	Interest expense and amortization of debt discount.
(6)
Foreign currency derivatives not designated as hedges under SFAS No. 133 are offset by foreign exchange gains of $150 million resulting from the underlying exposures of foreign currency denominated assets and liabilities per SFAS No. 52, “Foreign Currency Translation.”

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $7 million loss for interest rate contracts, a $213 million loss for commodity contracts and a $15 million gain for foreign currency contracts.

NOTE I – FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements at December 31, 2008 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Equity securities (2)	$337	$21	-	$358
Debt securities (2)	-	1,495	-	1,495
Derivatives relating to: (3)
Foreign currency	-	312	$(190)	122
Commodities	-	131	(66)	65
Total assets at fair value	$337	$1,959	$(256)	$2,040
Liabilities at fair value:
Long-term debt (4)	-	$8,983	-	$8,983
Derivatives relating to: (3)
Foreign currency	-	353	$(190)	163
Commodities	$49	296	(125)	220
Total liabilities at fair value	$49	$9,632	$(315)	$9,366

(1)Cash collateral is classified as “Accounts and notes receivable – Other” in the consolidated balance sheets. Amounts represent the effect of legally enforceable master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)The Company’s investments in equity and debt securities are classified as available-for-sale, and are included in “Other investments” in the consolidated balance sheets.
(3)See Note H for the classification of derivatives in the consolidated balance sheets.
(4)See Note H for information on fair value adjustments to long-term debt.

For assets and liabilities classified as Level 1 (measured using quoted prices in active markets), the total fair value is either the price of the most recent trade at the time of the market close or the official close price as defined by the exchange in which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For assets and liabilities classified as Level 2 (measured using significant other observable inputs), the Level 1 process is utilized where available (primarily for some debt securities). For other Level 2 assets and liabilities, the fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well established and recognized vendors of market data and placed through tolerance/quality checks. For long-term debt as well as derivative assets and liabilities, the fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs such as foreign exchange rates, commodity prices, swap rates, interest rates, and implied volatilities obtained from various market sources.

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note H for further information on the types of instruments used by the Company for risk management.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Per the guidance of FSP FIN No. 39-1, collateral accounts are netted with corresponding assets and liabilities. The balance of cash collateral posted by the Company was $64 million at December 31, 2008 ($6 million after netting against derivative liabilities included in the fair value table), and was classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.

NOTE J – SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $2,625 million at December 31, 2008 and $2,512 million at December 31, 2007. Accrued payroll, which is a component of “Accrued and other current liabilities,” was $732 million at December 31, 2008 and $704 million at December 31, 2007. No other component of accrued liabilities was more than 5 percent of total current liabilities.

Sundry Income – Net
In millions	2008	2007	2006
Gain on sales of assets and securities	$91	$171	$156
Foreign exchange gain (loss)	(17)	73	21
Dividend income	3	9	6
Other – net (1)	12	71	(46)
Total sundry income – net	$89	$324	$137
(1)     2006 included the recognition of a loss contingency of $85 million related to a fine imposed by the European Commission associated with synthetic rubber industry matters (see Note K for additional information).

Other Supplementary Information
In millions	2008	2007	2006
Cash payments for interest	$713	$671	$673
Cash payments for income taxes	$864	$966	$1,390
Provision for doubtful receivables (1)	$20	$2	$(20)
(1) Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Earnings Per Share Calculations
	2008		2007		2006
In millions, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income available for common stockholders	$579	$579	$2,887	$2,887	$3,724	$3,724
Weighted-average common shares outstanding	930.4	930.4	953.1	953.1	962.3	962.3
Add dilutive effect of stock options and awards	-	8.6	-	12.5	-	12.1
Weighted-average common shares for EPS calculations	930.4	939.0	953.1	965.6	962.3	974.4
Earnings per common share	$0.62	$0.62	$3.03	$2.99	$3.87	$3.82
Stock options and deferred stock awards excluded from EPS calculations (1)	-	42.8	-	21.9	-	17.8
(1)    Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

Sales of Accounts Receivable
Since 1997, the Company has routinely sold, without recourse, a participation in pools of qualifying trade accounts receivable. According to the agreements of the various programs, Dow maintains the servicing of these receivables. No servicing liability is recorded as the related costs are insignificant. As receivables in the pools are collected, new qualifying receivables are added. The maximum amount of receivables available for sale in the pools was $1,874 million in 2008, $2,324 million in 2007 and $1,658 million in 2006. The average monthly participation in the pools was $586 million in 2008, $271 million in 2007 and $135 million in 2006.

The net cash flow in any given period represents the discount on sales, which is recorded as interest expense. The average monthly discount was not material in 2008, 2007 and 2006.

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

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At December 31, 2008, no draws had been taken against the credit facility.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At December 31, 2008, the Company had accrued obligations of $312 million for environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2007, the Company had accrued obligations of $322 million for environmental remediation and restoration costs, including $28 million for the remediation of Superfund sites.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters for the years ended December 31, 2008 and 2007:

Accrued Obligations for Environmental Matters
In millions	2008	2007
Balance at January 1	$322	$347
Additional accruals	141	113
Charges against reserve	(138)	(152)
Adjustments to reserve	(13)	14
Balance at December 31	$312	$322

The amounts charged to income on a pretax basis related to environmental remediation totaled $140 million in 2008, $92 million in 2007 and $125 million in 2006. Capital expenditures for environmental protection were $193 million in 2008, $189 million in 2007 and $193 million in 2006.

Midland Site Environmental Matters
On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for the City of Midland and the Tittabawassee River and floodplain for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. The Company was required to submit a Scope of Work for the investigation of the Saginaw River and Saginaw Bay by August 11, 2007. The Company submitted the Scope of Work for the Saginaw River and Saginaw Bay on July 13, 2007. The Company received a Notice of Deficiency dated August 29, 2007, from the MDEQ with respect to the Scope of Work for the Saginaw River and Saginaw Bay. The Company submitted a revised Scope of Work for the Saginaw River and Saginaw Bay to the MDEQ on October 15, 2007. On February 1, 2008, the Company received an approval with modification for the Saginaw River and Saginaw Bay Scope of Work. The Company appealed the MDEQ’s approval with modification action in Midland Circuit Court on February 21, 2008 and then by filing a Contested Case Petition with the Michigan Office of Administrative Hearings and Rules on March 28, 2008. Following subsequent discussions between the Company and the MDEQ, a Remedial Investigation Work Plan along with a revised Scope of Work for the Saginaw River was submitted to the MDEQ on June 10, 2008. The Midland Circuit Court matter has been stayed by agreement of the parties.

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

Remedial Investigation Work Plans
The Company submitted Remedial Investigation Work Plans for the City of Midland and for the Tittabawassee River on December 29, 2005. By letters dated March 2, 2006 and April 13, 2006, the MDEQ provided two Notices of Deficiency (“Notices”) to the Company regarding the Remedial Investigation Work Plans. The Company responded, as required, to some of the items in the Notices on May 1, 2006, and as required responded to the balance of the items and submitted revised Remedial Investigation Work Plans on December 1, 2006. In response to subsequent discussions with the MDEQ, the Company submitted further revised Remedial Investigation Work Plans on September 17, 2007, for the Tittabawassee River and on October 15, 2007, for the City of Midland. On June 10, 2008, the Company submitted revised Human Health Risk Assessment and Ecological Risk Assessment Work Plans for the Tittabawassee River in addition to a Work Plan for the collection of fish for analysis in support of the Human Health Risk Assessment Work Plan. Also on June 10, 2008, the Company submitted the Remedial Investigation Work Plan for the Saginaw River and the Saginaw Bay. The Company has not received comments on these plans.

Studies Conducted
On July 12, 2006, the MDEQ approved the sampling for the first six miles of the Tittabawassee River. On December 1, 2006, the MDEQ approved the Sampling and Analysis Plan in Support of Bioavailability Study for Midland (the “Plan”). The results of the Plan were provided to the MDEQ on March 22, 2007. On May 3, 2007, the MDEQ approved the GeoMorph® Pilot Site Characterization Report for the first six miles and approved this approach for the balance of the Tittabawassee River with some qualifications. On July 12, 2007, the MDEQ approved, with qualifications, the sampling for the next 11 miles of the Tittabawassee River. On March 1, 2008 the Company submitted to the MDEQ the Tittabawassee River Site Characterization Report that incorporated the data obtained from the 2006 and 2007 field investigations. On June 30, 2008, the Company submitted the Lower Tittabawassee River Sampling and Analysis Plan to the MDEQ. The Sampling and Analysis Plan was approved by the MDEQ by letters dated July 10, 2008 and August 15, 2008. The sampling work has been completed and the results are due to be submitted in a report to MDEQ by June 1, 2009.

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

Removal Actions
On June 27, 2007, the U.S. Environmental Protection Agency (“EPA”) sent a letter to the Company demanding that the Company enter into consent orders under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for three areas identified during investigation of the first six miles of the Tittabawassee River as areas for interim remedial actions under MDEQ oversight. The EPA sought a commitment that the Company immediately engage in remedial actions to remove soils and sediments. Three removal orders were negotiated and were signed on July 12, 2007, and the soil and sediment removal work required by these orders has been completed. On November 15, 2007, the Company and the EPA entered into a CERCLA removal order requiring the Company to remove sediment in the Saginaw River where elevated concentrations were identified during investigative work conducted on the Saginaw River. The sediment removal work was completed in December 2007. On July 11, 2008, the Company and the EPA entered into a removal order under which the Company is required to remove soil, pave a road and driveways, and clean homes along a strip of land approximately 150 feet by 1,000 feet along the lower part of the Tittabawassee River. The work required under this removal order was completed in December 2008.

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

On October 31, 2008, the EPA informed the Company that the Company would receive a Special Notice Letter (“Letter”) on or about December 15, 2008 offering to enter into negotiations for an administrative order on consent for the Company to conduct or fund a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay. On November 18, 2008, the Company entered into a Confidentiality Agreement with EPA and the MDEQ regarding the Letter negotiations. On December 15, 2008, the Company received the Letter from the EPA, proposing that the Company enter into negotiations on an administrative order on consent to perform a remedial investigation, a feasibility study, an engineering evaluation, a cost analysis and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay. The December 15, 2008 Letter also included a demand for $1.8 million for the EPA’s response costs through October 31, 2008. On December 22, 2008, the Company indicated it was willing to enter into negotiations, which have since commenced.

At the end of 2008, the Company had an accrual for off-site corrective action of $8 million (included in the total accrued obligation of $312 million at December 31, 2008) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At December 31, 2007, the accrual for off-site corrective action was $5 million (included in the total accrued obligation of $322 million at December 31, 2007).

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

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2008, based on ARPC’s December 2008 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

        At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims. At December 31, 2007, approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2008, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $403 million at December 31, 2008 and $467 million at December 31, 2007. At December 31, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2008	2007
Receivables for defense costs	$28	$18
Receivables for resolution costs	244	253
Total	$272	$271

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $53 million in 2008, $84 million in 2007 and $45 million in 2006, and was reflected in “Cost of sales.”

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

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $70 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless of the outcome of the appeals, will not have a material adverse impact on the Company’s consolidated financial statements.

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

Summary
Except for the possible effect of Union Carbide’s asbestos-related liability described above and matters involving Rohm and Haas Company (see Note U), it is the opinion of the Company’s management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company’s consolidated financial statements.

Purchase Commitments
The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $1,502 million in 2008, $1,624 million in 2007 and $1,356 million in 2006. The Company’s take-or-pay commitments associated with these agreements at December 31, 2008 are included in the table below.

The Company also has various commitments for take-or-pay and throughput agreements. Such commitments are at prices not in excess of current market prices. The terms of all but two of these agreements extend from one to 25 years. One agreement has terms extending to 36 years and another has terms extending to 80 years. The determinable future commitments for these agreements are included for 10 years in the following table which presents the fixed and determinable portion of obligations under the Company’s purchase commitments at December 31, 2008:

Fixed and Determinable Portion of Take-or-Pay and Throughput Obligations at December 31, 2008 In millions
2009	$2,023
2010	1,708
2011	1,798
2012	1,392
2013	895
2014 and beyond	5,969
Total	$13,785

In addition to the take-or-pay obligations at December 31, 2008, the Company had outstanding commitments which ranged from one to nine years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $327 million. Such commitments were at prices not in excess of current market prices.

Guarantees
The Company provides a variety of guarantees, as described more fully in the following sections.

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relates to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to seven years, and trade financing transactions in Latin America and Asia Pacific, which typically expire within one year of their inception. The current expectation of future payment or performance related to the non-performance of others is considered unlikely.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at December 31, 2008 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$330	$23
Residual value guarantees	2015	985	4
Total guarantees		$1,315	$27

Guarantees at December 31, 2007 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$354	$22
Residual value guarantees	2015	1,035	5
Total guarantees		$1,389	$27

Asset Retirement Obligations
Dow has 150 manufacturing sites in 35 countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Company’s larger sites. Asset retirement obligations are recorded as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets, and are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. Dow has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; no assets are retired from service until this process has been followed. Dow typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates may then be determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded. Dow routinely reviews all changes to items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

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

In 2008, the Company recognized asset retirement obligations of $4 million related to the 2008 restructuring plan (see Note B).

The following table shows changes in the aggregate carrying amount of the Company’s asset retirement obligations:

Asset Retirement Obligations
In millions	2008	2007
Balance at January 1	$116	$106
Additional accruals	7	25
Liabilities settled	(14)	(22)
Accretion expense	3	1
Revisions in estimated cash flows	1	-
Other	(7)	6
Balance at December 31	$106	$116

In accordance with FIN No. 47, the Company has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada and Europe. At December 31, 2008, the aggregate carrying amount of conditional asset retirement obligations recognized by the Company was $41 million ($45 million at December 31, 2007).

The discount rate used to calculate the Company’s asset retirement obligations at December 31, 2008 was 7.13 percent (5.08 percent at December 31, 2007). These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE L – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at December 31
In millions	2008	2007
Commercial paper	$1,597	$1,162
Notes payable to banks	661	321
Notes payable to related companies	102	65
Total notes payable	$2,360	$1,548
Year-end average interest rates	4.04%	5.27%

Long-Term Debt at December 31 In millions	2008 Average Rate	2008	2007 Average Rate	2007
Promissory notes and debentures:
Final maturity 2008	-	-	5.75%	$497
Final maturity 2009	6.76%	$682	6.76%	686
Final maturity 2010	9.14%	275	9.13%	276
Final maturity 2011	6.13%	806	6.13%	808
Final maturity 2012	6.00%	907	6.00%	909
Final maturity 2013	6.85%	139	6.85%	139
Final maturity 2014 and thereafter	7.05%	2,682	7.63%	1,881
Other facilities:
U.S. dollar loans, various rates and maturities	2.43%	700	5.23%	1
Foreign currency loans, various rates and maturities	3.23%	73	3.13%	58
Medium-term notes, varying maturities through 2022	6.25%	1,072	6.17%	576
Foreign medium-term notes, various rates and maturities	4.13%	1	4.13%	1
Foreign medium-term notes, final maturity 2010, Euro	4.37%	561	4.37%	587
Foreign medium-term notes, final maturity 2011, Euro	4.63%	690	4.63%	718
Pollution control/industrial revenue bonds, varying maturities through 2033	5.61%	904	4.84%	1,004
Capital lease obligations	-	46	-	50
Unamortized debt discount	-	(15)	-	(24)
Unexpended construction funds	-	(27)	-	-
Long-term debt due within one year	-	(1,454)	-	(586)
Total long-term debt	-	$8,042	-	$7,581

Annual Installments on Long-Term Debt for Next Five Years In millions
2009	$1,454
2010	$1,060
2011	$1,523
2012	$1,004
2013	$601

At December 31, 2008, the Company had an unused and committed $3 billion 5-year revolving credit facility with various U.S. and foreign banks, with a maturity date of April 2011, in support of its commercial paper borrowings and working capital requirements.

The Company’s outstanding public debt of $9.5 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation or sell or convey all or substantially all of the Company’s assets. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

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
Failure of the Company to comply with any of the covenants or default provisions could result in a default under the applicable credit agreement which would allow the lenders to not fund future loan requests and to accelerate the due date of the outstanding principal and accrued interest on any outstanding loans.

At December 31, 2008, management believes the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE M – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans
The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. qualified plan covering the parent company is the largest plan. Benefits are based on length of service and the employee’s three highest consecutive years of compensation. Employees hired after January 1, 2008 earn benefits that are based on a set percentage of annual pay, plus interest.

The Company’s funding policy is to contribute to those plans when pension laws and/or economics either require or encourage funding. In 2008, Dow contributed $185 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plans. Dow expects to contribute $376 million to its pension plans in 2009.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are provided in the two tables below:

Weighted-Average Assumptions for All Pension Plans	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2008	2007	2008	2007
Discount rate	6.35%	6.30%	6.33%	5.56%
Rate of increase in future compensation levels	4.14%	4.13%	4.14%	4.12%
Expected long-term rate of return on plan assets	-	-	8.12%	8.30%

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2008	2007	2008	2007
Discount rate	6.61%	6.75%	6.75%	5.98%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	-	-	8.44%	8.79%

The Company determines the expected long-term rate of return on plan assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Board of Directors and the underlying return fundamentals of each asset class. The Company’s historical experience with the pension fund asset performance is also considered. The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of Dow’s major U.S. plans are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan.

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $14.9 billion at December 31, 2008 and $14.7 billion at December 31, 2007.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2008	2007
Projected benefit obligations	$13,514	$1,843
Accumulated benefit obligations	$13,027	$1,677
Fair value of plan assets	$9,536	$314

In addition to the U.S. qualified plan, U.S. employees are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, Brazil, Canada, Italy, Spain and the United Kingdom. Expense recognized for all defined contribution plans was $49 million in 2008, $125 million in 2007 and $84 million in 2006.

Other Postretirement Benefits
The Company provides certain health care and life insurance benefits to retired employees. The Company’s plans outside of the United States are not significant; therefore, this discussion relates to the U.S. plans only. The plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. For employees hired before January 1, 1993, the plans provide benefits supplemental to Medicare when retirees are eligible for these benefits. The Company and the retiree share the cost of these benefits, with the Company portion increasing as the retiree has increased years of credited service, although there is a cap on the Company portion. The Company has the ability to change these benefits at any time. Employees hired after January 1, 2008 are not covered under the plans.

The Company funds most of the cost of these health care and life insurance benefits as incurred. In 2008, Dow did not make any contributions to its other postretirement benefit plan trusts. Likewise, Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2009.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the U.S. plans are provided below:

U.S. Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2008	2007	2008	2007
Discount rate	6.91%	6.57%	6.57%	5.89%
Expected long-term rate of return on plan assets	-	-	6.75%	9.00%
Initial health care cost trend rate	9.72%	10.30%	10.30%	8.79%
Ultimate health care cost trend rate	6.00%	6.00%	6.00%	6.00%
Year ultimate trend rate to be reached	2018	2014	2014	2011

Increasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2008 by $15 million and the net periodic postretirement benefit cost for the year by $1 million. Decreasing the assumed medical cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2008 by $15 million and the net periodic postretirement benefit cost for the year by $1 million.

Impact of Remeasurements
An expense remeasurement of the Company’s pension and other postretirement benefit plans was completed in the third quarter of 2006, due to curtailments as defined in SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to workforce reductions (see Note B), resulting in a $3 million increase in net periodic pension cost for 2006.

Net Periodic Benefit Cost for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2008	2007	2006	2008	2007	2006
Service cost	$264	$289	$288	$18	$21	$22
Interest cost	961	881	827	117	113	115
Expected return on plan assets	(1,232)	(1,179)	(1,100)	(29)	(34)	(27)
Amortization of prior service cost (credit)	32	23	22	(4)	(4)	(4)
Amortization of unrecognized loss (gain)	43	191	222	(1)	3	7
Termination benefits/curtailment cost (1)	54	11	33	34	6	-
Net periodic benefit cost	$122	$216	$292	$135	$105	$113
(1)	See Note B for information regarding termination benefits/curtailment costs recorded in 2008, 2007 and 2006.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for All Significant Plans
	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions	2008	2007	2008	2007
Net loss (gain)	$4,669	$(1,593)	$23	$(201)
Prior service cost	4	140	-	2
Amortization of prior service (cost) credit	(32)	(23)	4	4
Amortization of unrecognized (loss) gain	(43)	(191)	1	(3)
Total recognized in other comprehensive loss (income)	$4,598	$(1,667)	$28	$(198)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$4,720	$(1,451)	$163	$(93)

Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans
In millions	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligations	2008	2007	2008	2007
Benefit obligation at beginning of year	$15,604	$15,850	$1,890	$2,057
Service cost	264	289	18	21
Interest cost	961	881	117	113
Plan participants’ contributions	21	23	-	-
Amendments	15	143	-	1
Actuarial changes in assumptions and experience	72	(1,354)	(71)	(186)
Acquisition/divestiture/other activity	(8)	140	-	-
Benefits paid	(980)	(918)	(144)	(146)
Currency impact	(420)	553	(23)	23
Termination benefits/curtailment cost (credit)	44	(3)	34	7
Benefit obligations at end of year	$15,573	$15,604	$1,821	$1,890

Change in plan assets
Fair value of plan assets at beginning of year	$16,130	$14,958	$432	$383
Actual return on plan assets	(3,442)	1,424	(64)	49
Currency impact	(341)	437	-	-
Employer contributions	185	183	-	-
Plan participants’ contributions	21	19	-	-
Acquisition/divestiture/other activity	-	27	-	-
Benefits paid	(980)	(918)	-	-
Fair value of plan assets at end of year	$11,573	$16,130	$368	$432

Funded status at end of year	$(4,000)	$526	$(1,453)	$(1,458)

Net amounts recognized in the consolidated balance sheets at December 31:
Noncurrent assets	$12	$2,080	-	-
Current liabilities	(45)	(43)	$(54)	$(58)
Noncurrent liabilities	(3,967)	(1,511)	(1,399)	(1,400)
Net amounts recognized in the consolidated balance sheets	$(4,000)	$526	$(1,453)	$(1,458)

Pretax amounts recognized in AOCI at December 31:
Net loss	$5,691	$1,065	$27	$3
Prior service cost (credit)	245	273	(16)	(20)
Pretax balance in AOCI at end of year	$5,936	$1,338	$11	$(17)

In 2009, an estimated net loss of $97 million and prior service cost of $30 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2009, an estimated net gain of $1 million and a prior service credit of $4 million for other postretirement benefit plans will be amortized from AOCI to net periodic benefit cost.

The Company uses a December 31 measurement date for all of its plans.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2008
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2009	$954	$168
2010	1,089	165
2011	967	162
2012	986	156
2013	999	152
2014 through 2018	5,316	720
Total	$10,311	$1,523

Plan Assets
Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and may include alternative investments such as real estate, private equity and other absolute return strategies. At December 31, 2008, plan assets totaled $11.6 billion and included Company common stock with a value of $7 million (less than 1 percent of total plan assets). At December 31, 2007, plan assets totaled $16.1 billion and included Company common stock with a value of $16 million (less than 1 percent of total plan assets).

Weighted-Average Allocation of All Plan Assets at December 31
	2008	2007
Equity securities	40%	51%
Debt securities	40%	30%
Alternative investments	20%	19%
Total	100%	100%

Weighted-Average Allocation of U.S. Plan Assets at December 31
	2008	2007
Equity securities	41%	53%
Debt securities	37%	26%
Alternative investments	22%	21%
Total	100%	100%

Investment Strategy and Risk Management for Plan Assets
The Company’s investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants while minimizing cash contributions from the Company over the life of the plans. This is accomplished by diversifying investments in various asset classes and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plans.

The plans are permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposure and rebalancing the asset allocation. The plans use value at risk, stress testing, scenario analysis, and Monte Carlo simulation to monitor and manage risk in the portfolios.

Strategic Weighted-Average Target Allocation of U.S. Plan Assets
Asset Category	Target Allocation	Range
Equity securities	50%	34% - 60%
Debt securities	33%	23% - 49%
Alternative investments	17%	9% - 25%
Total	100%

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

Rental expenses under operating leases, net of sublease rental income, were $439 million in 2008, $445 million in 2007 and $441 million in 2006. Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2008 In millions
2009	$204
2010	157
2011	103
2012	75
2013	64
2014 and thereafter	340
Total	$943

Variable Interest Entities
The Company leases an ethylene facility in The Netherlands from an owner trust that is a variable interest entity (“VIE”). Dow is not the primary beneficiary of the owner trust and is, therefore, not required to consolidate the owner trust. Based on a valuation completed in mid-2003 when Dow entered into the lease, the facility was valued at $394 million. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based upon a fair market value determination. At December 31, 2008, Dow had provided to the owner trust a residual value guarantee of $363 million, which represents Dow’s maximum exposure to loss under the lease. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee.

In September 2001, Hobbes Capital S.A. (“Hobbes”), a former consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provided a floating rate of return (which may be reinvested) based on London Interbank Offered Rate (LIBOR). Under FIN No. 46R, Hobbes was a VIE and the Company was the primary beneficiary. During the third quarter of 2008, the other partner of Hobbes redeemed its $674 million ownership in Hobbes. Prior to redemption, the equity certificates were classified as “Preferred Securities of Subsidiaries” and the reinvested preferred returns were included in “Minority Interest in Subsidiaries” in the consolidated balance sheets. The preferred return was included in “Minority interests’ share in income” in the consolidated statements of income.

NOTE O – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees and non-employee directors in the form of the Employees’ Stock Purchase Plan and stock option plans, which include deferred and restricted stock. Information regarding these plans is provided below.

Accounting for Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, established fair value as the measurement objective and required entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applied to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. On April 14, 2005, the U.S. Securities and Exchange Commission announced the adoption of a new rule that amended the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that began after June 15, 2005, which was January 1, 2006 for the Company. Effective January 1, 2006, the Company began expensing stock-based compensation newly issued in 2006 to employees in accordance with the fair-value-based measurement method of accounting set forth in SFAS No. 123R, using the modified prospective method.

The Company grants stock-based compensation awards which vest over a specified period or upon employees meeting certain performance and retirement eligibility criteria. The Company has historically amortized these awards over the specified vesting period and recognized any unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The Company will continue applying the nominal vesting period approach to the portion of outstanding awards that were unvested at December 31, 2005, until the awards are fully vested. SFAS No. 123R specifies that an award is vested when the employee’s right to the award is no longer contingent upon providing additional service (the “non-substantive vesting period approach”). The Company began applying this approach to all stock-based compensation awarded after December 31, 2005. The fair value of equity instruments issued to employees is measured on the date of grant and is recognized over the vesting period or from the grant date to the date on which retirement eligibility provisions have been met and additional service is no longer required.

The Company uses a lattice-based option valuation model to estimate the fair value of stock options and a Black-Scholes option valuation model for subscriptions to purchase shares under the Employees’ Stock Purchase Plan (“ESPP”). The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

	2008	2007	2006
Dividend yield	4.4%	3.5%	3.3%
Expected volatility	29.57%	23.33%	25.67%
Risk-free interest rate	3.42%	4.89%	4.55%
Expected life of stock options granted during period	6 years	6 years	6 years
Life of Employees’ Stock Purchase Plan	6.5 months	6.6 months	6.6 months

The dividend yield assumption for all years was based on the Company’s current declared dividend as a percentage of the stock price on the grant date. The expected volatility assumption for all years was based on an equal weighting of the historical daily volatility and current implied volatility from exchange-traded options for the contractual term of the options. The risk-free interest rate for all years was based on the weighted-average of U.S. Treasury strip rates over the contractual term of the options.  Based on an analysis of historical exercise patterns, exercise rates were developed that resulted in an average life of 6 years for all years.

EMPLOYEES’ STOCK PURCHASE PLANS
On February 13, 2003, the Board of Directors authorized a 10-year ESPP, which was approved by stockholders at the Company’s annual meeting on May 8, 2003. Under the 2008 annual offering, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set each year at no less than 85 percent of market price. Approximately 51 percent of the eligible employees enrolled in the annual plan for 2008; approximately 59 percent of the eligible employees enrolled in 2007; and approximately 52 percent enrolled in 2006.

Employees’ Stock Purchase Plans	2008
Shares in thousands	Shares	Exercise Price (1)
Outstanding at beginning of year	-	-
Granted	4,582	$35.57
Exercised	(1,082)	$29.92
Forfeited/Expired	(3,500)	$35.57
Outstanding and exercisable at end of year	-	-
(1) Weighted-average per share

Additional Information about ESPPs In millions, except per share amounts	2008	2007	2006
Weighted-average fair value per share of purchase rights granted	$4.33	$10.62	$7.83
Total compensation expense for ESPPs	$20	$57	$34
Related tax benefit	$7	$21	$12
Total amount of cash received from the exercise of purchase rights	$32	$145	$101
Total intrinsic value of purchase rights exercised (1)	$3	$65	$15
Related tax benefit	$1	$24	$6
(1) Difference between the market price at exercise and the price paid by the employee to exercise the purchase rights

STOCK OPTION PLANS
Under the 1988 Award and Option Plan (the “1988 Plan”), a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. The terms of the grants are fixed at the grant date. At December 31, 2008, there were 30,609,222 shares available for grant under this plan.

No additional grants will be made under the 1994 Non-Employee Directors’ Stock Plan, which previously allowed the Company to grant up to 300,000 options to non-employee directors. At December 31, 2008, there were 56,250 options outstanding under this plan.

No additional grants will be made under the 1998 Non-Employee Directors’ Stock Plan, which previously allowed the Company to grant up to 600,000 options to non-employee directors. At December 31, 2008, there were 135,700 options outstanding under this plan.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Options vest from one to three years, and have a maximum term of 10 years.

The following table provides stock option activity for 2008:

Stock Options	2008
Shares in thousands	Shares	Exercise Price (1)
Outstanding at beginning of year	48,002	$39.16
Granted	9,176	$38.62
Exercised	(1,364)	$30.30
Forfeited/Expired	(2,037)	$36.47
Outstanding at end of year	53,777	$39.39
Remaining contractual life in years		5.31
Aggregate intrinsic value in millions	-
Exercisable at end of year	37,459	$38.77
Remaining contractual life in years		3.95
Aggregate intrinsic value in millions	-
(1) Weighted-average per share

Additional Information about Stock Options In millions, except per share amounts	2008	2007	2006
Weighted-average fair value per share of options granted	$8.88	$9.81	$10.31
Total compensation expense for stock option plans	$79	$86	$87
Related tax benefit	$29	$32	$32
Total amount of cash received from the exercise of options	$40	$235	$122
Total intrinsic value of options exercised (1)	$12	$103	$49
Related tax benefit	$4	$38	$18
(1) Difference between the market price at exercise and the price paid by the employee to exercise the options

Total unrecognized compensation cost related to unvested stock option awards was $36 million at December 31, 2008 and is expected to be recognized over a weighted-average period of 0.83 years.

Deferred and Restricted Stock
Under the 1988 Plan, the Company grants deferred stock to certain employees. The grants vest after a designated period of time, generally two to five years.

Deferred Stock	2008
Shares in thousands	Shares	Grant Date Fair Value (1)
Nonvested at beginning of year	6,633	$45.49
Granted	1,996	$38.38
Vested	(267)	$45.85
Canceled	(246)	$45.38
Nonvested at end of year	8,116	$43.73
(1) Weighted-average per share

Additional Information about Deferred Stock
In millions, except per share amounts	2008	2007	2006
Weighted-average fair value per share of deferred stock granted	$38.38	$43.61	$43.34
Total fair value of deferred stock vested and delivered (1)	$11	$24	$48
Related tax benefit	$4	$9	$18
Total compensation expense for deferred stock awards	$95	$76	$67
Related tax benefit	$35	$28	$25
(1)	Includes the fair value of shares vested in prior years and delivered in the reporting year.

Total unrecognized compensation cost related to deferred stock awards was $86 million at December 31, 2008 and is expected to be recognized over a weighted-average period of 1.09 years. At December 31, 2008, approximately 252,000 deferred shares with a grant date weighted-average fair value per share of $42.80 had previously vested, but were not issued. These shares are scheduled to be issued to employees within one to four years or upon retirement.

Also under the 1988 Plan, the Company has granted performance deferred stock awards that vest when the Company attains specified performance targets over a predetermined period, generally two to five years. Compensation expense related to performance deferred stock awards is recognized over the lesser of the service or performance period. The following table shows the performance deferred stock awards granted:

Performance Deferred Stock Awards
Shares in millions	Performance Period	Target Shares Granted (1)	Weighted-average Fair Value per Share
2008	January 1, 2008 – December 31, 2010	1.1	$38.62
2007	January 1, 2007 – December 31, 2009	1.0	$43.59
2006	January 1, 2006 – December 31, 2008	0.9	$36.78
(1)   At the end of the performance period, the actual number of shares issued can range from zero to 250 percent of the target shares granted for the 2008 and 2007 performance periods and from zero to 200 percent of the target shares granted for the 2006 performance period.

The following table shows changes in nonvested performance deferred stock:

Performance Deferred Stock	2008
Shares in thousands	Shares	Grant Date Fair Value (1)
Nonvested at beginning of year	1,861	$40.32
Granted	1,070	$38.62
Vested	(865)	$36.78
Canceled	(71)	$40.23
Nonvested at end of year	1,995	$40.95
(1) Weighted-average per share

Additional Information about Performance Deferred Stock
In millions	2008	2007	2006
Total fair value of performance deferred stock vested and delivered (1)	$166	$127	$52
Related tax benefit	$62	$47	$19
Total compensation expense for performance deferred stock awards	$17	$69	$86
Related tax benefit	$6	$26	$32
(1)	Includes the fair value of shares vested in prior years and delivered in the reporting year.

During the second quarter of 2008, the Company settled 0.9 million shares of performance deferred stock for $35 million in cash. Total unrecognized compensation cost related to performance deferred stock awards was $10 million at December 31, 2008 and is expected to be recognized over a weighted-average period of 0.68 years. At December 31, 2008, approximately 0.1 million performance deferred shares with a grant date weighted-average fair value of $35.39 per share were vested, but not issued. These shares are scheduled to be issued in April 2009.

In addition, the Company is authorized to grant up to 300,000 deferred shares of common stock to executive officers of the Company under the 1994 Executive Performance Plan.

Under the 2003 Non-Employee Directors’ Stock Incentive Plan, a plan approved by stockholders, the Company may grant up to 1.5 million shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. In 2008, 28,200 shares of restricted stock with a weighted-average fair value of $37.71 per share were issued under this plan. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

NOTE P – LIMITED PARTNERSHIP

In early 1998, a subsidiary of the Company purchased the 20 percent limited partner interests of outside investors in a consolidated subsidiary, Chemtech Royalty Associates L.P., for a fair value of $210 million in accordance with wind-up provisions in the partnership agreement. The limited partnership was renamed Chemtech II L.P. (“Chemtech II”). In June 1998, the Company contributed assets with an aggregate fair value of $783 million (through a wholly owned subsidiary) to Chemtech II and an outside investor acquired a limited partner interest in Chemtech II totaling 20 percent in exchange for $200 million. In September 2000, the Company contributed additional assets with an aggregate fair value of $18 million (through a wholly owned subsidiary) to Chemtech II. During the second quarter of 2008, the minority outside investor presented the Company with a liquidation notice, resulting in Dow’s election to purchase the outside investor’s share in the partnership for $200 million. The transaction was completed in the second quarter of 2008.

Prior to the sale of its interest, the outside investor in Chemtech II received a cumulative annual priority return on its investment and participated in residual earnings. For financial reporting purposes, the assets (other than intercompany loans, which were eliminated), liabilities, results of operations and cash flows of the partnership and subsidiaries were included in the Company’s consolidated financial statements, and the outside investor’s limited partner interest was included in “Minority Interest in Subsidiaries” in the consolidated balance sheets.

NOTE Q – PREFERRED SECURITIES OF SUBSIDIARIES

The following transactions were entered into for the purpose of providing diversified sources of funds to the Company.

In July 1999, Tornado Finance V.O.F., a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of preferred partnership units. The units provide a distribution of 7.965 percent, may be redeemed in 2009 or thereafter, and may be called at any time by the subsidiary. The preferred partnership units are classified as “Preferred Securities of Subsidiaries” in the consolidated balance sheets. The distributions are included in “Minority interests’ share in income” in the consolidated statements of income.

In September 2001, Hobbes Capital S.A. (“Hobbes”), a former consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provided a floating rate of return (which may be reinvested) based on the London Interbank Offered Rate (“LIBOR”). During the third quarter of 2008, the other partner of Hobbes redeemed its $674 million ownership in Hobbes. The minority ownership was redeemed in a non-cash transaction in exchange for a three-year note payable with a floating rate based on LIBOR. Prior to redemption, the equity certificates of $500 million were classified as “Preferred Securities of Subsidiaries” and the reinvested preferred returns were included in “Minority Interest in Subsidiaries” in the consolidated balance sheets. The preferred return was included in “Minority interests’ share in income” in the consolidated statements of income.

NOTE R – STOCKHOLDERS’ EQUITY

There are no significant restrictions limiting the Company’s ability to pay dividends.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $2,089 million at December 31, 2008 and $1,962 million at December 31, 2007.

On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007 (the “2005 Program”). Prior to that authorization (and since August 3, 1999 when the Board of Directors terminated its 1997 authorization which allowed the Company to repurchase shares of Dow common stock), the only shares purchased by the Company were those shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock (see Note O for information regarding the Company’s stock option plans). In 2005 and 2006, the Company purchased a total of 18,798,407 shares of the Company’s common stock under the 2005 program. During the first quarter of 2007, the Company purchased 6,201,593 shares of the Company’s common stock under the 2005 Program, bringing the program to a close.

On October 26, 2006, the Company announced that its Board of Directors had approved a share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock (the “2006 Program”). Purchases under the 2006 Program began in March 2007, following the completion of the 2005 Program. In 2007, the Company purchased 26,225,207 shares of the Company’s common stock under the 2006 Program. In 2008, the Company purchased 21,867,831 shares under the 2006 Program, bringing the total number of shares purchased under this program to 48,093,038 and bringing the program to a close.

The total number of treasury shares purchased by the Company, including shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock, was 23,039,786 in 2008; 33,275,995 in 2007 and 18,694,453 in 2006.

The Company issues shares for options exercised as well as for the release of deferred and restricted stock out of treasury stock. The Company does not plan to repurchase shares for this activity in 2009.

The number of treasury shares issued to employees under the Company’s option and purchase programs was 7.0 million in 2008, 15.6 million in 2007 and 9.6 million in 2006.

Reserved Treasury Stock at December 31
Shares in millions	2008	2007	2006
Stock option and deferred stock plans	57.0	41.0	23.3

Employee Stock Ownership Plan
The Company has the Dow Employee Stock Ownership Plan (the “ESOP”), which is an integral part of The Dow Chemical Company Employees’ Savings Plan. A significant majority of full-time employees in the United States are eligible to participate in the ESOP through the allocation of shares of the Company’s common stock.

At December 31, 2008, 9 million common shares held by the ESOP were outstanding, all of which have been allocated to participants’ accounts. Shares held by the ESOP are treated as outstanding shares in the determination of basic and diluted earnings per share.

NOTE S – INCOME TAXES

Operating loss carryforwards amounted to $4,087 million at December 31, 2008 and $5,439 million at December 31, 2007. At December 31, 2008, $216 million of the operating loss carryforwards were subject to expiration in 2009 through 2013. The remaining operating loss carryforwards expire in years beyond 2013 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2008 amounted to $680 million ($681 million at December 31, 2007), net of FIN No. 48 positions, of which $2 million is subject to expiration in 2009 through 2013. The remaining tax credit carryforwards expire in years beyond 2013.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $8,043 million at December 31, 2008, $7,752 million at December 31, 2007 and $5,951 million at December 31, 2006. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Company had valuation allowances, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States, Brazil, Asia Pacific and Switzerland, of $487 million at December 31, 2008 and $323 million at December 31, 2007.

The tax rate for 2008 was negatively impacted by increased foreign taxes, declining financial results in jurisdictions with lower tax rates than the United States and goodwill impairment losses that are not deductible for tax purposes (see Note G). Additionally, during 2008, the Company determined that it was more likely than not that certain tax loss carryforwards in the United States and Asia Pacific would not be utilized due to deteriorating market conditions for the Company’s products in these areas, which resulted in increases in valuation allowances of $48 million in the United States and $24 million in Asia Pacific. These events resulted in an effective tax rate for 2008 that was higher than the U.S. statutory rate. The Company’s reported effective tax rate for 2008 was 50.5 percent.

The tax rate for 2007 was negatively impacted by a change in German tax law that was enacted in August and included a reduction in the German income tax rate, which was effective January 1, 2008. As a result of the change, the Company adjusted the value of its net deferred tax assets in Germany (using the lower tax rate) and recorded a charge of $362 million against the “Provision for income taxes” in the third quarter of 2007. Additionally, during 2007, the Company determined that it was more likely than not that certain tax loss carryforwards in the United States and Brazil would be utilized due to positive financial performance, adherence to fiscal discipline and improved forecasted earnings, which resulted in net reversals of valuation allowances of $71 million related to the United States and $45 million related to Brazil. In addition, the Company changed the legal ownership structure of its investment in EQUATE, resulting in a favorable impact to the “Provision for income taxes” of $113 million in the fourth quarter of 2007. These events, combined with enacted changes in the tax rates in Canada and Italy, strong financial results in jurisdictions with lower tax rates than the United States and improved earnings from a number of the Company’s joint ventures, partially offset by the impact of FIN No. 48, resulted in an effective tax rate for 2007 that was lower than the U.S. statutory rate. The Company’s reported effective tax rate for 2007 was 29.4 percent.

During 2006, the Company developed tax planning strategies in Brazil and determined that it was more likely than not that tax loss carryforwards would be utilized, resulting in a reversal of valuation allowances of $63 million. This impact, combined with strong financial results in jurisdictions with lower tax rates than the United States, enacted reductions in the tax rates in Canada and The Netherlands, and improved earnings from a number of the Company’s joint ventures, resulted in an effective tax rate for 2006 that was lower than the U.S. statutory rate. The Company’s reported effective tax rate for 2006 was 23.2 percent.

Domestic and Foreign Components of Income before Income Taxes and Minority Interests
In millions	2008	2007	2006
Domestic	$(1,246)	$229	$2,244
Foreign	2,567	4,000	2,728
Total	$1,321	$4,229	$4,972

Reconciliation to U.S. Statutory Rate
In millions	2008	2007	2006
Taxes at U.S. statutory rate	$462	$1,480	$1,740
Equity earnings effect	(309)	(396)	(331)
Change in legal ownership structure of EQUATE	-	(113)	-
Foreign income taxed at rates other than 35% (1)	261	(686)	(456)
German tax law change	-	362	-
U.S. tax effect of foreign earnings and dividends	164	480	272
Goodwill impairment losses	75	-	-
Change in valuation allowances	60	(124)	(92)
Unrecognized tax benefits	31	166	-
Federal tax accrual adjustments	29	5	(40)
Tax contingency reserve adjustments	-	-	177
Other – net	(106)	70	(115)
Total tax provision	$667	$1,244	$1,155
Effective tax rate	50.5%	29.4%	23.2%
(1) Includes the tax provision for statutory taxable income in foreign jurisdictions for which there is no corresponding amount in “Income before Income Taxes and Minority Interests.”

Provision (Credit) for Income Taxes
		2008			2007			2006
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$3	$(526)	$(523)	$77	$141	$218	$367	$401	$768
State and local	6	(16)	(10)	87	4	91	82	(99)	(17)
Foreign	918	282	1,200	586	349	935	602	(198)	404
Total	$927	$(260)	$667	$750	$494	$1,244	$1,051	$104	$1,155

Deferred Tax Balances at December 31	2008		2007
In millions	Deferred Tax Assets (1)	Deferred Tax Liabilities	Deferred Tax Assets (1)	Deferred Tax Liabilities
Property	$99	$1,908	$162	$2,157
Tax loss and credit carryforwards	2,226	-	2,142	-
Postretirement benefit obligations	2,642	950	1,066	912
Other accruals and reserves	1,462	306	1,278	570
Inventory	139	200	154	203
Long-term debt	3	89	4	110
Investments	186	1	154	2
Other – net	847	229	1,275	455
Subtotal	$7,604	$3,683	$6,235	$4,409
Valuation allowance	(487)	-	(323)	-
Total	$7,117	$3,683	$5,912	$4,409
(1) Included in current deferred tax assets are prepaid tax assets totaling $141 million in 2008 and $135 million in 2007.
Uncertain Tax Positions
On January 1, 2007, the Company adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $290 million reduction of retained earnings. At December 31, 2008, the total amount of unrecognized tax benefits was $736 million ($892 million at December 31, 2007), of which $690 million would impact the effective tax rate, if recognized ($864 million at December 31, 2007).

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes,” and totaled $3 million in 2008 and $29 million in 2007. The Company’s accrual for interest and penalties was $124 million at December 31, 2008 and $152 million at December 31, 2007.

Total Gross Unrecognized Tax Benefits
In millions	2008	2007
Balance at January 1	$892	$865
Increases related to positions taken on items from prior years	41	99
Decreases related to positions taken on items from prior years	(191)	(164)
Increases related to positions taken in the current year	34	110
Settlement of uncertain tax positions with tax authorities	(29)	(1)
Decreases due to expiration of statutes of limitations	(11)	(17)
Balance at December 31	$736	$892

The Company is currently under examination in a number of tax jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Company will be reduced by approximately $250 million ($285 million at December 31, 2007). The amount of settlement remains uncertain and it is reasonably possible that before settlement, the amount of gross unrecognized tax benefits may increase or decrease by approximately $20 million. The impact on the Company’s results of operations is expected to be immaterial.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
Jurisdiction	Earliest Open Year
	2008	2007
Argentina	2002	2001
Brazil	2003	2002
Canada	2001	2001
France	2007	2005
Germany	2002	2002
Italy	2004	2003
The Netherlands	2008	2007
Spain	2004	2003
Switzerland	2006	2005
United Kingdom	2006	2005
United States:
Federal income tax	2001	2001
State and local income tax	1989	1989

The reserve for non-income tax contingencies related to issues in the United States and foreign locations was $163 million at December 31, 2008 and $226 million at December 31, 2007. This is management’s best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Company’s consolidated financial statements.

NOTE T – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Dow is a diversified, worldwide manufacturer and supplier of approximately 3,300 products. The Company’s products are used primarily as raw materials in the manufacture of customer products and services. The Company serves the following industries: appliance; automotive; agricultural; building and construction; chemical processing; electronics; furniture; housewares; oil and gas; packaging; paints, coatings and adhesives; personal care; pharmaceutical; processed foods; pulp and paper; textile and carpet; utilities; and water treatment.

Dow conducts its worldwide operations through global businesses, which are aggregated into reportable operating segments based on the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The Company’s reportable operating segments are Performance Plastics, Performance Chemicals, Agricultural Sciences, Basic Plastics, Basic Chemicals, and Hydrocarbons and Energy. Unallocated and Other contains the reconciliation between the totals for the reportable segments and the Company’s totals. It also represents the operating segments that do not meet the quantitative threshold for determining reportable segments, research and other expenses related to new business development activities, and other corporate items not allocated to the reportable operating segments.

The Corporate Profile included below describes the operating segments, how they are aggregated, and the types of products and services from which their revenues are derived.

Corporate Profile
Dow is a diversified chemical company that combines the power of science and technology with the “Human Element” to constantly improve what is essential to human progress. The Company delivers a broad range of products and services to customers in approximately 160 countries, connecting chemistry and innovation with the principles of sustainability to help provide everything from fresh water, food and pharmaceuticals to paints, packaging and personal care products. In 2008, Dow had annual sales of $57.5 billion and employed approximately 46,000 people worldwide. The Company has 150 manufacturing sites in 35 countries and produces approximately 3,300 products. The following descriptions of the Company’s operating segments include a representative listing of products for each business.

PERFORMANCE PLASTICS
Applications: automotive interiors, exteriors, under-the-hood and body engineered systems • building and construction, thermal and acoustic insulation, roofing • communications technology, telecommunication cables, electrical and electronic connectors • footwear • home and office furnishings:  kitchen appliances, power tools, floor care products, mattresses, carpeting, flooring, furniture padding, office furniture • information technology equipment and consumer electronics • packaging, food and beverage containers, protective packaging • sports and recreation equipment • wire and cable insulation and jacketing materials for power utility and telecommunications

Dow Automotive is a leading global provider of technology-driven solutions that meet consumer demands for vehicles that are safer, stronger, quieter, lighter, cleaner, more comfortable and stylish. The business provides plastics, adhesives, glass bonding systems, emissions control technology, films, fluids, structural enhancement and acoustical management solutions to original equipment manufacturers, tier, aftermarket and commercial transportation customers. With offices and application development centers around the world, Dow Automotive provides materials science expertise and comprehensive technical capabilities to its customers worldwide.

•
Products: BETAFOAM™ NVH and structural foams; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; DOW™ polyethylene resins; IMPAXX™ energy management foam; INSPIRE™ performance polymers; INTEGRAL™ adhesive films; ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; MAGNUM™ ABS resins; PELLETHANE™ thermoplastic polyurethane elastomers; Premium brake fluids and lubricants; PULSE™ engineering resins; SPECFLEX™ semi-flexible polyurethane foam systems; VORACTIV™ polyether and copolymer polyols

Dow Building Solutions manufactures and markets an extensive line of insulation, weather barrier, and oriented composite building solutions and adhesives. The business is the recognized leader in extruded polystyrene (XPS) insulation, known industry-wide by its distinctive Blue color and the Dow STYROFOAM™ brand for more than 60 years.

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

•
Products: AIRSTONE™ epoxy systems; D.E.H.™ epoxy curing agents or hardeners; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy resin waterborne emulsions and dispersions; Epoxy intermediates (acetone, allyl chloride, bisphenol A, epichlorohydrin, and phenol); FORTEGRA™ epoxy tougheners; Glycidyl methacrylate (GMA); UCAR™ solution vinyl resins

The Polyurethanes and Polyurethane Systems business is a leading global producer of polyurethane raw materials and polyurethane systems. Dow’s polyurethane products and fully formulated polyurethane systems are used for a broad range of applications including construction, automotive, appliance, furniture, bedding, shoe soles, decorative molding, athletic equipment and more.

•
Products: ECHELON™ polyurethane prepolymer; ENFORCER™ and ENHANCER™ for polyurethane carpet and turf backing; HYPOL™ prepolymers; ISONATE™ MDI; MONOTHANE™ single component polyurethane elastomers; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; RENUVA™ Renewable Resource Technology; SPECFLEX™ copolymer polyols; TRAFFIDECK™ and VERDISEAL™ waterproofing systems; VORACOR™ and VORALAST™ polyurethane systems and VORALAST™ R renewable content system; VORALUX™ and VORAMER™ MR series; VORANATE™ isocyanate; VORANOL™ VORACTIV™ polyether and copolymer polyols; VORASTAR™ polyurethane systems; XITRACK™ polyurethane rail ballast stabilization systems

Specialty Plastics and Elastomers includes a broad range of engineering plastics and compounds, performance elastomers and plastomers, monomers, specialty copolymers, synthetic rubber, polyvinylidene chloride resins and films (PVDC), and specialty film substrates. Key applications include automotive, adhesives, civil construction, wire and cable, building and construction, consumer electronics and appliances, food and specialty packaging, textiles, and footwear.

•
Products: AFFINITY™ polyolefin plastomers (POPs); AMPLIFY™ functional polymers; CALIBRE™ polycarbonate resins; DOW XLA™ elastic fiber; EMERGE™ advanced resins; ENGAGE™ polyolefin elastomers; FLEXOMER™ very low density polyethylene (VLDPE) resins; INTEGRAL™ adhesive films; ISOPLAST™ engineering thermoplastic polyurethane resins; MAGNUM™ ABS resins; NORDEL™ hydrocarbon rubber; PELLETHANE™ thermoplastic polyurethane elastomers; PRIMACOR™ copolymers; PROCITE™ window envelope films; PULSE™ engineering resins; REDI-LINK™ polyethylene-based wire & cable insulation compounds; SARAN™ PVDC resin and SARAN™ PVDC film; SARANEX™ barrier films; SI-LINK™ polyethylene-based low voltage insulation compounds; TRENCHCOAT™ protective films; TYRIL™ SAN resins; TYRIN™ chlorinated polyethylene; UNIGARD™ HP high-performance flame-retardant compounds; UNIGARD™ RE reduced emissions flame-retardant compounds; UNIPURGE™ purging compound; VERSIFY™ plastomers and elastomers

The Technology Licensing and Catalyst business includes licensing and supply of related catalysts, process control software and services for the UNIPOL™ polypropylene process, the METEOR™ process for ethylene oxide (EO) and ethylene glycol (EG), the LP OXO™ process for oxo alcohols, the Mass ABS process technology and Dow’s proprietary technology for production of purified terephthalic acid (PTA). Licensing of the UNIPOL™ polyethylene process and sale of related catalysts, including metallocene catalysts, are handled through Univation Technologies, LLC, a 50:50 joint venture of Union Carbide.

•
Products: LP OXO™ SELECTOR™ technology and NORMAX™ catalysts; METEOR™ EO/EG process technology and catalysts; PTA process technology; UNIPOL™ PP process technology and SHAC™ and SHAC™ ADT catalyst systems

PERFORMANCE CHEMICALS
Applications: agricultural and pharmaceutical products and processing • building materials • chemical processing and intermediates • electronics • food processing and ingredients • gas treating solvents • household products • metal degreasing and dry cleaning • oil and gas treatment • paints, coatings, inks, adhesives, lubricants • personal care products • pulp and paper manufacturing, coated paper and paperboard • textiles and carpet • water purification

Designed Polymers is a business portfolio of products and systems characterized by unique chemistry, specialty functionalities, and people with deep expertise in regulated industries. Within Designed Polymers, Dow Water Solutions offers technology-based solutions for desalination, water purification, trace contaminant removal and water recycling. Also in Designed Polymers, businesses such as Dow Wolff Cellulosics, Dow Biocides and ANGUS Chemical Company (a wholly owned subsidiary of Dow), develop and market a range of products that enhance or enable key physical and sensory properties of end-use products in applications such as food, pharmaceuticals, oil and gas, paints and coatings, personal care, and building and construction.

•
Products and Services: Acrolein derivatives; Basic nitroparaffins and nitroparaffin-based specialty chemicals; CANGUARD™ BIT preservatives; CELLOSIZE™ hydroxyethyl cellulose; Chiral compounds and biocatalysts; CLEAR+STABLE™ carboxymethyl cellulose; CYCLOTENE™ advanced electronics resins; DOW™ electrodeionization; DOW™ latex powders; DOW™ ultrafiltration; DOWEX™ ion exchange resins; DOWICIDE™ antimicrobial bactericides and fungicides; FILMTEC™ elements; FORTEFIBER™ soluble dietary fiber; Hydrocarbon resins; Industrial biocides; METHOCEL™ cellulose ethers; POLYOX™ water-soluble resins; Quaternaries; Reverse osmosis, electrodeionization and ultrafiltration modules; SATINFX™ delivery system; SATISFIT™ Weight Care Technology; SILK™ semiconductor dielectric resins; SOLTERRA™ boost; UCARE™ polymers; WALOCEL™ cellulose polymers; WALSRODER™ nitrocellulose

The Dow Latex business provides the broadest line of styrene-butadiene products supporting customers in paper and paperboard applications, as well as carpet and artificial turf backings. UCAR Emulsion Systems manufactures and sells latexes for use in architectural and industrial coatings, adhesives, construction products and traffic paint.

•
Products: EVOCAR™ vinyl acetate ethylene; FOUNDATIONS™ latex; NEOCAR™ branched vinyl ester latexes; Styrene-acrylic latex; Styrene-butadiene latex; UCAR™ all-acrylic, styrene-acrylic and vinyl-acrylic latexes; UCAR™ POLYPHOBE™ rheology modifiers; UCARHIDE™ opacifier

The Specialty Chemicals business provides products and services used in a diverse range of applications, such as agricultural and pharmaceutical products and processing, building and construction, chemical processing and intermediates, electronics, food processing and ingredients, gas treating solvents, fuels and lubricants, oil and gas, household and institutional cleaners, coatings and paints, pulp and paper manufacturing, metal degreasing and dry cleaning, and transportation.

•
Products: Acrylic acid/Acrylic esters; AMBITROL™ and NORKOOL™ industrial coolants; Butyl CARBITOL™ and Butyl CELLOSOLVE™ solvents; CARBOWAX™ and CARBOWAX™ SENTRY™ polyethylene glycols and methoxypolyethylene glycols; DOW™ polypropylene glycols; DOWANOL™ glycol ethers; DOWCAL™, DOWFROST™ and DOWTHERM™ heat transfer fluids; DOWFAX™, TERGITOL™ and TRITON™ surfactants; Dow Haltermann Custom Processing and Haltermann Products; Ethanolamines; Ethyleneamines; SAFE-TAINER™ closed-loop delivery system; SYNALOX™ lubricants; UCAR™ deicing fluids; UCARSOL™ formulated solvents; UCON™ fluids and VERSENE™ chelating agents

The Performance Chemicals segment also includes the results of Dow Corning Corporation, and a portion of the results of the OPTIMAL Group of Companies and the SCG-Dow Group, all joint ventures of the Company.

AGRICULTURAL SCIENCES
Applications: control of weeds, insects and plant diseases for agriculture and pest management • agricultural seeds and traits (genes)

Dow AgroSciences is a global leader in providing pest management, agricultural and crop biotechnology products and solutions. The business develops, manufactures and markets products for crop production; weed, insect and plant disease management; and industrial and commercial pest management. Dow AgroSciences is building a leading biotechnology business in agricultural seeds, traits and healthy oils.

•
Products: AGROMEN™ seeds; BRODBECK™ seed; CLINCHER™ herbicide; DAIRYLAND™ seed; DELEGATE™ insecticide; DITHANE™ fungicide; EXZACT™ precision traits; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide; HERCULEX™ I, HERCULEX™ RW and HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ brand cottonseeds; PROFUME™ gas fumigant; RENZE™ seed; SENTRICON™ termite colony elimination system; SIMPLICITY™ herbicide; STARANE™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; TRIUMPH™ seed; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

BASIC PLASTICS
Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe • textiles • toys, playground equipment and recreational products • wire and cable compounds

The Polyethylene business is the world’s leading supplier of polyethylene-based solutions through sustainable product differentiation. Through the use of multiple catalyst and process technologies, the business offers customers one of the industry’s broadest ranges of polyethylene resins via a strong global network of local experts focused on partnering for long-term success.

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

The Basic Plastics segment also includes the results of Equipolymers and Americas Styrenics LLC, as well as a portion of the results of EQUATE Petrochemical Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

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

HYDROCARBONS AND ENERGY
Applications: polymer and chemical production • power

The Hydrocarbons and Energy business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, power and steam principally for use in Dow’s global operations. The business regularly sells its by-products; the business also buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Dow is the world leader in the production of olefins and aromatics.

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers are provided in the following table:

Operating Segment Information
In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Basic Chemicals	Hydrocarbons and Energy	Unallocated and Other	Total
2008
Sales to external customers	$15,793	$9,229	$4,535	$12,974	$5,693	$8,968	$322	$57,514
Intersegment revenues	33	55	-	-	74	-	(162)	-
Equity in earnings of nonconsolidated affiliates	28	437	4	76	209	41	(8)	787
Goodwill impairment losses (1)	209	-	-	30	-	-	-	239
Restructuring charges (2)	111	24	3	148	103	18	432	839
Purchased in-process R&D (3)	-	-	44	-	-	-	-	44
Acquisition-related expenses (4)	-	-	-	-	-	-	49	49
Asbestos-related credit (5)	-	-	-	-	-	-	(54)	(54)
EBIT (6)	264	1,010	761	981	15	(70)	(1,078)	1,883
Total assets	10,223	8,233	4,676	6,531	3,790	3,233	8,788	45,474
Investments in nonconsolidated affiliates	375	1,023	41	726	505	520	14	3,204
Depreciation and amortization	706	455	111	592	292	80	-	2,236
Capital expenditures	743	480	191	168	305	389	-	2,276
2007
Sales to external customers	$15,116	$8,351	$3,779	$12,878	$5,863	$7,105	$421	$53,513
Intersegment revenues	32	63	-	5	72	-	(172)	-
Equity in earnings of nonconsolidated affiliates	68	382	4	176	405	87	-	1,122
Restructuring charges (2)	180	85	77	88	7	44	97	578
Purchased in-process R&D (3)	-	7	50	-	-	-	-	57
EBIT (6)	1,390	949	467	2,006	813	(45)	(897)	4,683
Total assets	11,698	8,824	4,152	8,808	4,691	3,370	7,258	48,801
Investments in nonconsolidated affiliates	331	1,051	38	637	615	402	15	3,089
Depreciation and amortization	598	444	109	576	375	87	1	2,190
Capital expenditures	547	525	116	158	316	413	-	2,075
2006
Sales to external customers	$13,944	$7,867	$3,399	$11,833	$5,560	$6,205	$316	$49,124
Intersegment revenues	28	56	-	-	77	-	(161)	-
Equity in earnings of nonconsolidated affiliates	89	368	1	173	241	85	2	959
Restructuring charges (2)	242	12	-	16	184	-	137	591
Asbestos-related credit (5)	-	-	-	-	-	-	(177)	(177)
EBIT (6)	1,629	1,242	415	2,022	689	-	(594)	5,403
Total assets	10,640	7,170	3,947	7,871	4,341	3,075	8,537	45,581
Investments in nonconsolidated affiliates	282	847	16	617	533	436	4	2,735
Depreciation and amortization	641	393	113	470	382	74	1	2,074
Capital expenditures	377	364	94	169	283	488	-	1,775
(1) See Note G for information regarding the goodwill impairment losses.
(2) See Note B for information regarding restructuring charges.
(3) See Note C for information regarding purchased in-process research and development.
(4) See Note C for information regarding acquisition-related expenses.
(5) See Note K for information regarding asbestos-related credits.
(6)    The Company uses EBIT (which Dow defines as earnings before interest, income taxes and minority interests) as its measure of profit/loss for segment reporting purposes. EBIT by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Unallocated and Other. A reconciliation of EBIT to “Net Income Available for Common Stockholders” is provided below:

In millions	2008	2007	2006
EBIT	$1,883	$4,683	$5,403
+ Interest income	86	130	185
- Interest expense and amortization of debt discount	648	584	616
- Provision for income taxes	667	1,244	1,155
- Minority interests’ share in income	75	98	93
Net Income Available for Common Stockholders	$579	$2,887	$3,724

The Company operates 150 manufacturing sites in 35 countries. The United States is home to 42 of these sites, representing 53 percent of the Company’s long-lived assets. Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

Geographic Area Information
In millions	United States	Europe	Rest of World	Total
2008
Sales to external customers	$18,459	$21,850	$17,205	$57,514
Long-lived assets (1)	$7,631	$4,343	$2,320	$14,294
2007
Sales to external customers	$18,271	$19,614	$15,628	$53,513
Long-lived assets (1)	$7,586	$4,542	$2,260	$14,388
2006
Sales to external customers	$18,172	$16,776	$14,176	$49,124
Long-lived assets (1)	$7,505	$3,946	$2,271	$13,722
(1) Long-lived assets in Germany represented approximately 14 percent of the total at December 31, 2008 and December 31, 2007 and 11 percent of the total at December 31, 2006.

NOTE U – SUBSEQUENT EVENTS

Matters Involving the Acquisition of Rohm and Haas Company
Introduction
On July 10, 2008, the Company and Rohm and Haas Company (“Rohm and Haas”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Rohm and Haas for $78 in cash per share of Rohm and Haas common stock (the “Merger”). The Merger did not close in January 2009, as originally anticipated, in light of the Company’s determination that recent material developments had created unacceptable uncertainties with respect to the funding and economics of the combined Dow and Rohm and Haas enterprise. This assessment was based on several macro-economic factors such as the continued crisis in global financial and credit markets and unprecedented demand destruction, combined with the failure of Petrochemical Industries Company (K.S.C.) of Kuwait to fulfill its obligation to close the K-Dow Petrochemicals (“K-Dow”) joint venture transaction and fund the initial purchase price on January 2, 2009.

Litigation
On January 26, 2009, Rohm and Haas commenced an action in the Court of Chancery of the State of Delaware to compel the Company to acquire Rohm and Haas for $78 in cash per share of Rohm and Haas common stock (plus a “ticking fee” commencing on January 10, 2009). The complaint (the “Complaint”) in the action alleges that all conditions to the Company’s obligation to close the Merger were met on January 23, 2009 and that the Company, pursuant to the terms of the Merger Agreement, was required to close the Merger within two business days thereafter, i.e., by January 27, 2009. The Complaint further alleges that the Company advised Rohm and Haas on January 25, 2009 that it would not close the Merger on or by January 27, 2009, and that the Company knowingly and intentionally breached the Merger Agreement.

On January 27, 2009, the Court determined to expedite proceedings in the case and ordered that the trial commence on March 9, 2009. The trial will relate to the issue of whether the Court should order specific performance and thus require the Company to close the Merger. The Court also stated that it strongly encouraged the parties to focus on a business solution to the dispute.

On February 3, 2009, the Company filed its answer (the “Answer”) to the Complaint. The Answer denied that all conditions to closing had been met as of January 23, 2009, noting that the United States Federal Trade Commission (“FTC”) action on January 23, 2009 was only a provisional acceptance of the proposed consent order and not final approval, and that the FTC reserves discretion to reject the proposed consent order after the close of the public comment period. The Answer denied that Rohm and Haas is entitled to a decree of specific performance, and asserted affirmative defenses of frustration of purpose, commercial impracticability, impossibility of performance and undue hardship – all arising from the sudden and rapid economic and financial downturn, the dramatic falloff in the Company’s earnings in the fourth quarter of 2008 and continuing into the first quarter of 2009, the risk of the Company’s inability to comply with financial covenants contained in the bridge loan expected to provide temporary financing for the Merger, the risk of the Company losing access to the capital markets due to potential loss of its investment grade rating, and the collapse of the K-Dow joint venture. The Company also asserted that specific performance is not appropriate because Rohm and Haas has adequate remedies at law for any breach of the Merger Agreement.

Summary
Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that it is reasonably possible that the ultimate resolution could have a material adverse impact on the consolidated financial statements of the Company.

The Dow Chemical Company and Subsidiaries
Selected Quarterly Financial Data
In millions, except per share amounts (Unaudited)
2008	1st	2nd	3rd	4th	Year
Net sales	$14,824	$16,380	$15,411	$10,899	$57,514
Cost of sales	12,908	14,643	13,975	10,493	52,019
Gross margin	1,916	1,737	1,436	406	5,495
Goodwill impairment losses	-	-	-	239	239
Restructuring charges	-	-	-	839	839
Purchased in-process research and development charges	-	-	27	17	44
Acquisition-related expenses	-	-	18	31	49
Asbestos-related credit	-	-	-	54	54
Net income (loss) available for common stockholders	941	762	428	(1,552)	579
Earnings (Loss) per common share - basic (1)	1.00	0.82	0.46	(1.68)	0.62
Earnings (Loss) per common share - diluted (1)	0.99	0.81	0.46	(1.68)	0.62
Common stock dividends declared per share of common stock	0.42	0.42	0.42	0.42	1.68

Market price range of common stock: (2)
High	40.04	43.43	39.99	32.28	43.43
Low	33.01	34.30	30.82	14.93	14.93

2007	1st	2nd	3rd	4th	Year
Net sales	$12,432	$13,265	$13,589	$14,227	$53,513
Cost of sales	10,605	11,398	11,864	12,533	46,400
Gross margin	1,827	1,867	1,725	1,694	7,113
Restructuring charges (credit)	-	(4)	-	582	578
Purchased in-process research and development charges (credit)	-	-	59	(2)	57
Net income available for common stockholders	973	1,039	403	472	2,887
Earnings per common share - basic (3)	1.01	1.09	0.42	0.50	3.03
Earnings per common share - diluted (3)	1.00	1.07	0.42	0.49	2.99
Common stock dividends declared per share of common stock	0.375	0.42	0.42	0.42	1.635

Market price range of common stock: (2)
High	47.26	47.60	47.96	47.43	47.96
Low	39.02	43.71	38.89	39.20	38.89
See Notes to the Consolidated Financial Statements.

(1) Due to a decline in the share count during 2008 and a loss in the 4th quarter, the sum of the four quarters does not equal the earnings per share amount calculated for the year.
(2) Composite price as reported by the New York Stock Exchange.
(3) Due to a decline in the share count during 2007, the sum of the four quarters does not equal the earnings per share amount calculated for the year.

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

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that:
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

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements; and

•	provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, any system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of December 31, 2008, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

The Company’s independent auditors, Deloitte & Touche LLP, with direct access to the Company’s Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/s/ ANDREW N. LIVERIS	/s/ GEOFFERY E. MERSZEI
Andrew N. Liveris President, Chief Executive Officer and Chairman of the Board	Geoffery E. Merszei Executive Vice President and Chief Financial Officer
/s/ WILLIAM H. WEIDEMAN
William H. Weideman Vice President and Controller
February 11, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Dow Chemical Company:

We have audited the internal control over financial reporting of The Dow Chemical Company and subsidiaries (“the Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

         In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 (a) 2. as of and for the year ended December 31, 2008 of the Company and our report dated February 17, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s involvement in litigation related to an agreement to acquire Rohm and Haas Company.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan
February 17, 2009

ITEM 9B.  OTHER INFORMATION.

None.

The Dow Chemical Company and Subsidiaries
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 2009, and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I under the caption “Executive Officers of the Registrant” in reliance on General Instruction G to Form 10-K.

On July 10, 2003, the Board of Directors of the Company adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, and is incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation and the Company’s equity compensation plans is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 2009, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to beneficial ownership of Dow common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 14, 2009, and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 14, 2009, and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 2009, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There were no reportable relationships or related transactions in 2008.

Information relating to director independence is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 2009, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information with respect to fees and services related to the Company’s independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 2009, and are incorporated herein by reference.

The Dow Chemical Company and Subsidiaries
PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as part of this report:

(1)	The Company’s 2008 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

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

(3)
Exhibits – See the Exhibit Index on pages 134-137 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K or incorporated by reference. The following exhibits, listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
10(a)	A copy of The Dow Chemical Company Executives’ Supplemental Retirement Plan, as amended, restated and effective as of January 1, 2009.
10(f)	A copy of The Dow Chemical Company 1988 Award and Option Plan, as amended and restated on December 10, 2008, effective as of January 1, 2009.
10(h)	A copy of The Dow Chemical Company 1994 Executive Performance Plan, as amended and restated on December 10, 2008, effective as of January 1, 2009.
10(s)
A copy of the Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance Plan, Employee-Paid Life Insurance Plan, and Dependent Life Insurance Plan, amended and restated on October 21, 2008, effective as of December 1, 2008.

10(t)
A copy of the Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on October 21, 2008, effective as of December 1, 2008.

10(x)	A copy of the Performance Shares Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009.
10(y)	A copy of the Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009.
10(z)	A copy of the Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009.
10(cc)
A copy of The Dow Chemical Company Voluntary Deferred Compensation Plan for Non-Employee Directors, effective for deferrals after January 1, 2005, as amended and restated on December 10, 2008, effective as of January 1, 2009.

10(dd)	A copy of The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005, as amended, restated and effective as of January 1, 2009.
10(ii)	A copy of an employment agreement dated February 14, 2006, between Heinz Haller and The Dow Chemical Company.

12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of The Dow Chemical Company.
23(a)	Consent of Independent Registered Public Accounting Firm.
23(b)	Analysis, Research & Planning Corporation’s Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A copy of any exhibit can be obtained via the Internet through the Company’s Investor Relations webpage on www.dow.com, or the Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company’s principal executive offices.

Schedule II
The Dow Chemical Company and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended December 31
In millions

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves	Balance at End of Year
2008
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$118	39	33	(1)	$124
Other investments and noncurrent receivables	$473	20	51		$442

2007
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$122	14	18	(1)	$118
Other investments and noncurrent receivables	$365	122	14		$473

2006
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$169	9	56	(1)	$122
Other investments and noncurrent receivables	$329	47	11		$365

	2008	2007	2006
(1) Deductions represent:
Notes and accounts receivable written off	$23	$22	$44
Credits to profit and loss	6	-	1
Miscellaneous other	4	(4)	11
	$33	$18	$56

The Dow Chemical Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February 2009.

THE DOW CHEMICAL COMPAY
By:	/s/ W. H. WEIDEMAN
W. H. Weideman, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 18th day of February 2009 by the following persons in the capacities indicated:

/s/ A. A. ALLEMANG	/s/ G. E. MERSZEI
A. A. Allemang, Director	G. E. Merszei, Director, Executive Vice President and Chief Financial Officer

/s/ J. K. BARTON	/s/ D. H. REILLEY
J. K. Barton, Director	D. H. Reilley, Director

/s/ J. A. BELL	/s/ J. M. RINGLER
J. A. Bell, Director	J. M. Ringler, Director

/s/ J. M. FETTIG	/s/ R. G. SHAW
J. M. Fettig, Director	R. G. Shaw, Director

/s/ B. H. FRANKLIN	/s/ P. G. STERN
B. H. Franklin, Director	P. G. Stern, Presiding Director

/s/ J. B. HESS	/s/ W. H. WEIDEMAN
J. B. Hess, Director	W. H. Weideman, Vice President and Controller

/s/ A. N. LIVERIS
A. N. Liveris, Director, President, Chief Executive Officer and Chairman of the Board

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.                                                                                                                                                                         DESCRIPTION

2(a)
Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition Sub Inc., incorporated by reference to Annex A to the proxy statement/prospectus included in The Dow Chemical Company’s Registration Statement on Form S-4, File No. 333-88443, filed October 5, 1999.

2(b)
Agreement and Plan of Merger, dated as of July 10, 2008, among The Dow Chemical Company, Ramses Acquisition Corp. and Rohm and Haas Company, incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed on July 10, 2008.

2(c)
Joint Venture Formation Agreement, dated November 28, 2008, between The Dow Chemical Company and Petroleum Industries Company (K.S.C.), incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed on February 19, 2009.

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

10(a)	A copy of The Dow Chemical Company Executives’ Supplemental Retirement Plan, as amended, restated and effective as of January 1, 2009.

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

10(d)	Intentionally left blank.

10(e)	The Dow Chemical Company Dividend Unit Plan, incorporated by reference to Exhibit 10(j) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1992.

10(f)	A copy of The Dow Chemical Company 1988 Award and Option Plan, as amended and restated on December 10, 2008, effective as of January 1, 2009.

10(g)	Intentionally left blank.

10(h)	A copy of The Dow Chemical Company 1994 Executive Performance Plan, as amended and restated on December 10, 2008, effective as of January 1, 2009.

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

10(l)
A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 2009.

10(m)
A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 2009.

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

10(o)
The template used for The Dow Chemical Company Key Employee Insurance Program (“KEIP”), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executives’ Supplemental Retirement Plan and Company-Paid Life Insurance Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002. KEIP is a component of the annual pension benefits listed in and incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 14, 2009.

10(p)
The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004), amended and restated as of September 1, 2006, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10(q)	Intentionally left blank.

10(r)	Intentionally left blank.

10(s)
A copy of the Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance Plan, Employee-Paid Life Insurance Plan, and Dependent Life Insurance Plan, amended and restated on October 21, 2008, effective as of December 1, 2008.

10(t)
A copy of the Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on October 21, 2008, effective as of December 1, 2008.

10(u)
Amended and Restated 2003 Non-Employee Directors’ Stock Incentive Plan, adopted by the Board of Directors of The Dow Chemical Company on December 10, 2007,incorporated by reference to Exhibit 10(u) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

10(v)
Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 1994 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on September 3, 2004.

10(w)
Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 2003 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference to Exhibit 10(w) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(x)	A copy of the Performance Shares Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009.

10(y)	A copy of the Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009.

10(z)	A copy of the Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009.

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

10(cc)
A copy of The Dow Chemical Company Voluntary Deferred Compensation Plan for Non-Employee Directors, effective for deferrals after January 1, 2005, as amended and restated on December 10, 2008, effective as of January 1, 2009.

10(dd)	A copy of The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005, as amended, restated and effective as of January 1, 2009.

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

10(hh)	Employment agreement dated June 18, 2005, between William F. Banholzer and The Dow Chemical Company, incorporated by reference to the Current Report on Form 8-K filed on March 16, 2006.

10(ii)	A copy of an employment agreement dated February 14, 2006, between Heinz Haller and The Dow Chemical Company.

10(jj)	Change in Control Executive Severance Agreement - Tier 1, incorporated by reference to Exhibit 10(jj) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

10(kk)	Change in Control Executive Severance Agreement - Tier 2, incorporated by reference to Exhibit 10(kk) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

10(ll)
Voting Agreement dated as of July 10, 2008, by and among Rohm and Haas Company, The Dow Chemical Company and each of the persons and entities listed on Schedule I thereto, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on July 10, 2008.

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

12.1	Computation of Ratio of Earnings to Fixed Charges.

14
Code of Ethics for Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, incorporated by reference to Exhibit 14 to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2003.

21                   Subsidiaries of The Dow Chemical Company.

23(a)	Consent of Independent Registered Public Accounting Firm.

23(b)              Analysis, Research & Planning Corporation’s Consent.

31(a)               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)               Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)               Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Dow Chemical Company and Subsidiaries
Trademark Listing

The
following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report:  AFFINITY, AIRSTONE, AMBITROL, AMPLIFY, ASPUN, ATTANE, BETAFOAM, BETAMATE, BETASEAL, CALIBRE, CANGUARD, CARBITOL, CARBOWAX, CELLOSIZE, CELLOSOLVE, CLEAR+STABLE, COMBOTHERM, CONTINUUM, CYCLOTENE, D.E.H., D.E.N., D.E.R., DOW, DOW XLA, DOWANOL, DOWCAL, DOWEX, DOWFAX, DOWFLAKE, DOWFROST, DOWICIDE, DOWLEX, DOWPER, DOWTHERM, ECHELON, ELITE, EMERGE, ENFORCER, ENGAGE, ENHANCER, EVOCAR, FILMTEC, FLEXOMER, FORTEFIBER, FORTEGRA, FOUNDATIONS, FROTH-PAK, GREAT STUFF, HYPOL, IMPAXX, INSITE, INSPIRE, INSTA-STIK, INTEGRAL, ISONATE, ISOPLAST, LIQUIDOW, LP OXO, MAGNUM, MAXICHECK, MAXISTAB, METEOR, METHOCEL, MONOTHANE, NEOCAR, NORDEL, NORKOOL, NORMAX, PAPI, PELADOW, PELLETHANE, POLYOX, POLYPHOBE, PRIMACOR, PROCITE, PULSE, REDI-LINK, RENUVA, SAFE-TAINER, SARAN, SARANEX, SATINFX, SATISFIT, SELECTOR, SENTRY, SHAC, SI-LINK, SILK, SOLTERRA, SPECFLEX, STEVENS ROOFING SYSTEMS, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SYNALOX, TERGITOL, THERMAX, TILE BOND, TRAFFIDECK, TRENCHCOAT, TRITON, TUFLIN, TYRIL, TYRIN, UCAR, UCARE, UCARHIDE, UCARSOL, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL, VERDISEAL, VERSENE, VERSIFY, VORACOR, VORACTIV, VORALAST, VORALUX, VORAMER, VORANATE, VORANOL, VORASTAR, WALOCEL, WALSRODER, WEATHERMATE, XITRACK

The
following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report:  AGROMEN, BRODBECK,CLINCHER, DAIRYLAND, DELEGATE, DITHANE, EXZACT, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, RENZE, SENTRICON, SIMPLICITY, STARANE, TELONE, TORDON, TRACER NATURALYTE, TRIUMPH, VIKANE, WIDESTRIKE

The following registered service mark of American Chemistry Council appears in this report: Responsible Care

The following trademark of Ann Arbor Technical Services, Inc. appears in this report:  GeoMorph