Form 10-Q
period 2009-03-31
DOW CHEMICAL CO /DE/
filed 2009-05-04
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

Commission File Number:  1-3433

THE DOW CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1285128 (I.R.S. Employer Identification No.)
2030 DOW CENTER, MIDLAND, MICHIGAN 48674 (Address of principal executive offices) (Zip Code) 989-636-1000 (Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                    ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                              ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Class Common Stock, par value $2.50 per share	Outstanding at March 31, 2009 925,833,122 shares

The Dow Chemical Company QUARTERLY REPORT ON FORM 10-Q For the quarterly period ended March 31, 2009 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
	Three Months Ended
	March 31,	March 31,
In millions, except per share amounts (Unaudited)	2009	2008
Net Sales	$9,087	$14,824
Cost of sales	8,165	12,908
Research and development expenses	292	331
Selling, general and administrative expenses	444	498
Amortization of intangibles	22	22
Restructuring charges	19	-
Acquisition-related expenses	48	-
Equity in earnings of nonconsolidated affiliates	65	274
Sundry income (expense) - net	(3)	46
Interest income	12	24
Interest expense and amortization of debt discount	154	145
Income before Income Taxes	17	1,264
Provision (Credit) for income taxes	(18)	299
Net Income	35	965
Net income attributable to noncontrolling interests	11	24
Net Income Attributable to The Dow Chemical Company	$24	$941
Share Data
Earnings per common share - basic	$0.03	$1.00
Earnings per common share - diluted	$0.03	$0.99
Common stock dividends declared per share of common stock	$0.15	$0.42
Weighted-average common shares outstanding - basic	925.4	942.1
Weighted-average common shares outstanding - diluted	932.0	951.6
Depreciation	$455	$495
Capital Expenditures	$234	$359
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
	March 31,	Dec. 31,
In millions (Unaudited)	2009	2008
Assets
Current Assets
Cash and cash equivalents	$2,956	$2,800
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2009: $141; 2008: $124)	3,819	3,782
Other	2,714	3,074
Inventories	5,916	6,036
Deferred income tax assets - current	201	368
Total current assets	15,606	16,060
Investments
Investment in nonconsolidated affiliates	2,627	3,204
Other investments	2,165	2,245
Noncurrent receivables	336	276
Total investments	5,128	5,725
Property
Property	47,370	48,391
Less accumulated depreciation	33,547	34,097
Net property	13,823	14,294
Other Assets
Goodwill	3,392	3,394
Other intangible assets (net of accumulated amortization - 2009: $853; 2008: $825)	813	829
Deferred income tax assets - noncurrent	3,865	3,900
Asbestos-related insurance receivables - noncurrent	657	658
Deferred charges and other assets	875	614
Total other assets	9,602	9,395
Total Assets	$44,159	$45,474

Liabilities and Equity
Current Liabilities
Notes payable	$844	$2,360
Long-term debt due within one year	1,223	1,454
Accounts payable:
Trade	2,885	3,306
Other	1,972	2,227
Income taxes payable	305	637
Deferred income tax liabilities - current	64	88
Dividends payable	141	411
Accrued and other current liabilities	2,318	2,625
Total current liabilities	9,752	13,108
Long-Term Debt	10,897	8,042
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	613	746
Pension and other postretirement benefits - noncurrent	5,420	5,466
Asbestos-related liabilities - noncurrent	800	824
Other noncurrent obligations	2,998	3,208
Total other noncurrent liabilities	9,831	10,244
Preferred Securities of Subsidiaries	500	500
Stockholders' Equity
Common stock	2,453	2,453
Additional paid-in capital	825	872
Retained earnings	16,896	17,013
Accumulated other comprehensive loss	(4,674)	(4,389)
Treasury stock at cost	(2,384)	(2,438)
The Dow Chemical Company's stockholders' equity	13,116	13,511
Noncontrolling interests	63	69
Total equity	13,179	13,580
Total Liabilities and Equity	$44,159	$45,474
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2009	2008
Operating Activities
Net Income	$35	$965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	508	574
Provision (Credit) for deferred income tax	(83)	64
Earnings of nonconsolidated affiliates less than dividends received	496	45
Pension contributions	(51)	(43)
Net loss (gain) on sale of consolidated companies	10	(18)
Net loss (gain) on sales of investments	2	(18)
Net gain on sales of property and businesses	(10)	(25)
Other net loss	-	1
Restructuring charges	19	-
Changes in assets and liabilities:
Accounts and notes receivable	(23)	(689)
Inventories	120	(786)
Accounts payable	(614)	326
Other assets and liabilities	(486)	51
Cash provided by (used in) operating activities	(77)	447
Investing Activities
Capital expenditures	(234)	(359)
Proceeds from sales of property, businesses and consolidated companies	33	88
Acquisitions of businesses	(5)	-
Purchase of previously leased assets	-	(10)
Investments in consolidated companies	(7)	(31)
Investments in nonconsolidated affiliates	(17)	(27)
Distributions from nonconsolidated affiliates	3	2
Purchases of investments	(108)	(285)
Proceeds from sales and maturities of investments	159	332
Cash used in investing activities	(176)	(290)
Financing Activities
Changes in short-term notes payable	(1,564)	559
Proceeds from revolving credit facility	3,000	-
Payments on long-term debt	(367)	(57)
Proceeds from issuance of long-term debt	74	5
Purchases of treasury stock	(5)	(411)
Proceeds from sales of common stock	-	21
Payment of deferred financing costs	(265)	-
Distributions to noncontrolling interests	(23)	(22)
Dividends paid to stockholders	(388)	(395)
Cash provided by (used in) financing activities	462	(300)
Effect of Exchange Rate Changes on Cash	(53)	80
Summary
Increase (Decrease) in cash and cash equivalents	156	(63)
Cash and cash equivalents at beginning of year	2,800	1,736
Cash and cash equivalents at end of period	$2,956	$1,673
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2009	2008
Common Stock
Balance at beginning of year and end of period	$2,453	$2,453
Additional Paid-in Capital
Balance at beginning of year	872	902
Stock-based compensation	(47)	45
Balance at end of period	825	947
Retained Earnings
Balance at beginning of year	17,013	18,004
Net income attributable to The Dow Chemical Company	24	941
Dividends declared on common stock (Per share: $0.15 in 2009, $0.42 in 2008)	(139)	(391)
Other	(2)	(12)
Balance at end of period	16,896	18,542
Accumulated Other Comprehensive Income (Loss), Net of Tax
Unrealized Gains (Losses) on Investments at beginning of year	(111)	71
Unrealized losses	(24)	(29)
Balance at end of period	(135)	42
Cumulative Translation Adjustments at beginning of year	221	723
Translation adjustments	(384)	573
Balance at end of period	(163)	1,296
Pension and Other Postretirement Benefit Plans at beginning of year	(4,251)	(989)
Adjustments to pension and other postretirement benefit plans	5	14
Pension and Other Postretirement Benefit Plans at end of period	(4,246)	(975)
Accumulated Derivative Gain (Loss) at beginning of year	(248)	25
Net hedging results	(61)	22
Reclassification to earnings	179	5
Balance at end of period	(130)	52
Total accumulated other comprehensive income (loss)	(4,674)	415
Treasury Stock
Balance at beginning of year	(2,438)	(1,800)
Purchases	(5)	(411)
Issuance to employees and employee plans	59	33
Balance at end of period	(2,384)	(2,178)
The Dow Chemical Company's Stockholders' Equity	13,116	20,179
Noncontrolling Interests
Balance at beginning of year	69	414
Net income attributable to noncontrolling interests	11	24
Other	(17)	(8)
Balance at end of period	63	430
Total Equity	$13,179	$20,609
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2009	2008
Net Income	$35	$965
Other Comprehensive Income (Loss), Net of Tax
Net unrealized losses on investments	(24)	(29)
Translation adjustments	(384)	573
Adjustments to pension and other postretirement benefit plans	5	14
Net gains on cash flow hedging derivative instruments	118	27
Total other comprehensive income (loss)	(285)	585
Comprehensive Income (Loss)	(250)	1,550
Comprehensive income attributable to noncontrolling interests, net of tax	11	24
Comprehensive Income (Loss) Attributable to The Dow Chemical Company	$(261)	$1,526
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART I – FINANCIAL INFORMATION, Item 1. Financial Statements.
(Unaudited)	Notes to the Consolidated Financial Statements

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Noncontrolling Interests
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” The Statement established accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary. The Statement was effective January 1, 2009 for the Company. The retrospective presentation and disclosure requirements outlined by SFAS No. 160 have been incorporated into this Quarterly Report on Form 10-Q for the interim period ended March 31, 2009.

The implementation of SFAS No. 160 revised all previous references to “minority interests” in the consolidated financial statement to “noncontrolling interests,” and resulted in the following changes:

•
The Consolidated Statements of Income now present “Net Income,” which includes “Net income attributable to noncontrolling interests” and “Net Income Attributable to The Dow Chemical Company.” “Net Income Attributable to The Dow Chemical Company” is equivalent to the previously reported “Net Income Available for Common Stockholders.” No change was required to the presentation of earnings per share.

•
The Consolidated Balance Sheets now present “Noncontrolling interests” as a component of “Total equity.” “Noncontrolling interests” is equivalent to the previously reported “Minority Interest in Subsidiaries.” “The Dow Chemical Company’s stockholders’ equity” is equivalent to the previously reported “Net stockholders’ equity.”

•
The Consolidated Statements of Comprehensive Income now present “Comprehensive Income,” which includes “Comprehensive income attributable to noncontrolling interests” and “Comprehensive Income Attributable to The Dow Chemical Company.” “Comprehensive Income Attributable to The Dow Chemical Company” is equivalent to the previously reported “Comprehensive Income.”

•	The Consolidated Statements of Cash Flows now begin with “Net Income” instead of “Net Income Available for Common Stockholders.”
•	Interim Consolidated Statements of Equity have been added to fulfill the disclosure requirements of SFAS No. 160.

Other Accounting Pronouncements
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 157 for these assets and liabilities. Since the Company’s existing fair value measurements for nonfinancial assets and nonfinancial liabilities are consistent with the guidance of the Statement, the adoption of the Statement did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement was effective for fiscal years and interim periods beginning after November 15, 2008, which was January 1, 2009 for the Company. The Company’s enhanced disclosures are included in Note G.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP was effective for fiscal years beginning after December 15, 2008, which was January 1, 2009 for the Company. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.” The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company is applying the guidance of the FSP to business combinations completed on or after January 1, 2009. See Note O for disclosures related to a recent business combination.

Accounting Standards Issued But Not Yet Adopted
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The Company will include the required disclosures in the Company’s Annual Report on Form 10-K for the annual period ending December 31, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The Company will include the required disclosures in the Company’s Quarterly Report on Form 10-Q for the interim period ending June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

NOTE C – RESTRUCTURING

2008 Restructuring
On December 5, 2008, the Company’s Board of Directors approved a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the recent, severe economic downturn. The restructuring plan includes the shutdown of a number of facilities and a global workforce reduction, which are targeted to be completed by the end of 2010. As a result of the shutdowns and global workforce reduction, the Company recorded pretax restructuring charges of $785 million in the fourth quarter of 2008. The charges consisted of asset write-downs and write-offs of $336 million, costs associated with exit or disposal activities of $128 million and severance costs of $321 million. The impact of the charges was shown as “Restructuring charges” in the 2008 consolidated statements of income.

The severance component of the 2008 restructuring charges of $321 million was for the separation of approximately 3,000 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At December 31, 2008 a liability of $319 million remained for approximately 2,965 employees. During the first quarter of 2009, the Company increased the severance reserve by a net amount of $19 million, including approximately 500 additional employees. In the first quarter of 2009, severance of $123 million was paid to 1,448 employees, leaving a liability of $210 million for 2,033 employees at March 31, 2009.

The following table summarizes 2009 activities related to the Company’s 2008 restructuring reserve:

2009 Activities Related to 2008 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$128	$319	$447
Adjustment to reserve	-	19	19
Cash payments	-	(123)	(123)
Foreign currency impact	-	(5)	(5)
Reserve balance at March 31, 2009	$128	$210	$338

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

The severance component of the 2007 restructuring charges of $86 million was for the separation of approximately 978 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At December 31, 2008, a liability of $37 million remained for approximately 527 employees. In the first quarter of 2009, severance of $12 million was paid to 102 employees, leaving a liability of $24 million for 425 employees at March 31, 2009.

Cash payments of $18 million were made in the first quarter of 2009 related to contract termination fees.

The following table summarizes 2009 activities related to the Company’s 2007 restructuring reserve:

2009 Activities Related to 2007 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$93	$37	$130
Cash payments	(18)	(12)	(30)
Foreign currency impact	1	(1)	-
Reserve balance at March 31, 2009	$76	$24	$100

2006 Restructuring
On August 29, 2006, the Company’s Board of Directors approved a plan to shut down a number of assets around the world as the Company continues its drive to improve the competitiveness of its global operations. As a consequence of these shutdowns, which were completed in the first quarter of 2009, and other optimization activities, the Company recorded pretax restructuring charges totaling $591 million in 2006. The charges consisted of asset write-downs and write-offs of $346 million, costs associated with exit or disposal activities of $172 million and severance costs of $73 million. The impact of the charges was shown as “Restructuring charges” in the 2006 consolidated statements of income.

The severance component of the 2006 restructuring charges of $73 million was for the separation of approximately 810 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At December 31, 2008, a liability of $14 million remained for approximately 215 employees. In the first quarter of 2009, severance of $4 million was paid to 40 employees, leaving a liability of $10 million for 175 employees at March 31, 2009.

The following table summarizes 2009 activities related to the Company’s 2006 restructuring reserve:

2009 Activities Related to 2006 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$92	$14	$106
Cash payments	(3)	(4)	(7)
Foreign currency impact	(1)	-	(1)
Reserve balance at March 31, 2009	$88	$10	$98

NOTE D – ACQUISITIONS

Acquisition-Related Expenses
During the first quarter of 2009, pretax charges totaling $48 million were recorded for legal expense and other transaction costs related to the April 1, 2009 acquisition of Rohm and Haas Company (“Rohm and Haas”); these charges were reflected in Unallocated and Other. These charges were expensed in accordance with Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

Subsequent Event
See Note O for information on the acquisition of Rohm and Haas on April 1, 2009.

NOTE E – INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	March 31, 2009	Dec. 31, 2008
Finished goods	$3,239	$3,351
Work in process	1,215	1,217
Raw materials	823	830
Supplies	639	638
Total inventories	$5,916	$6,036

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $381 million at March 31, 2009 and $627 million at December 31, 2008.

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Performance Plastics	Performance Chemicals	Agricultural Sciences	Basic Plastics	Hydrocarbons and Energy	Total
Balance at December 31, 2008	$874	$1,001	$1,391	$65	$63	$3,394
Adjustment to goodwill related to the 2008 acquisition of Dairyland Seed Co., Inc.	-	-	(2)	-	-	(2)
Balance at March 31, 2009	$874	$1,001	$1,389	$65	$63	$3,392

Goodwill Impairments
During the fourth quarter of 2008, the Company recorded an estimated goodwill impairment loss of $209 million for the Dow Automotive reporting unit. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the second step of goodwill impairment testing to determine the implied fair value of goodwill for the Dow Automotive reporting unit was finalized in the first quarter of 2009 and no adjustment was required to be made to the estimated impairment loss based on completion of the allocation process.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2009			At December 31, 2008
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$309	$(197)	$112	$316	$(192)	$124
Patents	139	(101)	38	139	(100)	39
Software	719	(373)	346	700	(363)	337
Trademarks	174	(63)	111	169	(61)	108
Other	325	(119)	206	330	(109)	221
Total	$1,666	$(853)	$813	$1,654	$(825)	$829

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended
In millions	March 31, 2009	March 31, 2008
Other intangible assets, excluding software	$22	$22
Software, included in “Cost of sales”	$14	$11

Total estimated amortization expense for 2009 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2009	$140
2010	$143
2011	$132
2012	$114
2013	$93
2014	$85

NOTE G – FINANCIAL INSTRUMENTS

Risk Management
Dow's business operations give rise to market risk exposure due to changes in interest rates, foreign currency exchange rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as cash flow, fair value or net foreign investment hedges per SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, where appropriate. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. A secondary objective is to add value by creating additional nonspecific exposures within established limits and policies; derivatives used for this purpose are not designated as hedges per SFAS No. 133. The potential impact of creating such additional exposures is not material to the Company's results.

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. The Company does not anticipate losses from credit risk and the net cash requirements arising from risk management activities are not expected to be material in 2009. No significant concentration of credit risk existed at March 31, 2009.

The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors and revises its strategies as market conditions dictate.

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

Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts, options and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At March 31, 2009, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the second quarter of 2009.

Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At March 31, 2009, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates primarily in 2009.

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

The net loss from previously terminated interest rate cash flow hedges included in AOCI at March 31, 2009 was $7 million after tax ($9 million after tax at December 31, 2008). The Company had open interest rate derivatives with a U.S. dollar equivalent of $14 million at March 31, 2009.

At March 31, 2009, the Company had open foreign currency forward contracts in a net gain position of $2 million (net gain position of $9 million at December 31, 2008) designated as cash flow hedges of underlying forecasted purchases of feedstocks. Current open contracts hedge forecasted transactions until December 2009. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net gain from the foreign currency hedges included in AOCI at March 31, 2009 was $5 million after tax ($15 million after tax at December 31, 2008). At March 31, 2009, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $2,957 million.

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until March 2010. The effective portion of the mark-to-market effects of the cash flow hedge instruments is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCI at March 31, 2009 was $114 million after tax (net loss of $239 million after tax at December 31, 2008). At March 31, 2009, the Company had an aggregate of 0.8 million barrels of outstanding notional volume of crude oil on commodity forward contracts to hedge forecasted purchases.

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method under SFAS No. 133 is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at March 31, 2009 and December 31, 2008.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $46 million after tax at March 31, 2009 (net gain of $36 million after tax at December 31, 2008). At March 31, 2009, the Company had open forward contracts or outstanding options to buy, sell or exchange foreign currencies with April 2009 expiration dates with a U.S. dollar equivalent of $198 million. At March 31, 2009, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $1,190 million.

Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria of SFAS No. 133. At March 31, 2009, the Company had net derivative assets of $8 million and net derivative liabilities of $7 million related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the consolidated statements of income. At December 31, 2008, the Company had net derivative assets of $19 million and net derivative liabilities of $17 million related to these instruments. The Company had no outstanding commodity forward contracts at March 31, 2009.

The Company also uses foreign exchange forward contracts, options and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency and interest rate exposure. At March 31, 2009, the Company had net derivative assets of $68 million ($111 million at December 31, 2008) and net derivative liabilities of $110 million ($160 million at December 31, 2008) related to these instruments. The Company had open forward contracts, options and cross-currency swaps with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $9,677 million at March 31, 2009.

The following table provides the fair value and gross balance sheet classification of derivative instruments at March 31, 2009 and December 31, 2008:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	March 31, 2009	Dec. 31, 2008
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$44	$77
Commodities	Accounts and notes receivable – Other	79	68
Total derivatives designated as hedges		$123	$145
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$114	$235
Commodities	Accounts and notes receivable – Other	37	63
Total derivatives not designated as hedges		$151	$298
Total asset derivatives		$274	$443
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$47	$69
Commodities	Accounts payable – Other	171	262
Commodities	Other noncurrent obligations	-	22
Total derivatives designated as hedges		$218	$353
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$156	$284
Commodities	Accounts payable – Other	36	61
Total derivatives not designated as hedges		$192	$345
Total liability derivatives		$410	$698

Effect of Derivative Instruments for the three months ended March 31, 2009 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Loss Recognized in Income (3,4)
Derivatives designated as hedges:
Cash flow:
Interest rates	-	Cost of sales	$(3)	-
Commodities	$(5)	Cost of sales	(187)	$(1)
Foreign currency	(10)	Cost of sales	11	-
Net foreign investment:
Foreign currency	(3)	n/a	-	-
Total derivatives designated as hedges	$(18)		$(179)	$(1)
Derivatives not designated as hedges:
Foreign currency (5)	-	Sundry income – net	-	$(94)
Commodities	-	Cost of sales	-	(1)
Total derivatives not designated as hedges	-		-	$(95)
Total derivatives	$(18)		$(179)	$(96)
(1)	Accumulated other comprehensive income (loss) (“AOCI”)
(2)
Net unrealized gains/losses from hedges related to interest rates and commodities are included in “Accumulated Derivative Gain (Loss) – Net hedging results” in the consolidated statements of equity; net unrealized gains/losses from hedges related to foreign currency (net of tax) are included in “Cumulative Translation Adjustments – Translation adjustments” in the consolidated statements of equity.

(3)	Pretax amounts.
(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.
(5)
Foreign currency derivatives not designated as hedges under SFAS No. 133 are offset by foreign exchange gains of $93 million resulting from the underlying exposures of foreign currency denominated assets and liabilities per SFAS No. 52, “Foreign Currency Translation.”

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $6 million loss for interest rate contracts, a $108 million loss for commodity contracts and a $5 million gain for foreign currency contracts.

NOTE H – FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements at March 31, 2009 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Equity securities (2)	$321	$21	-	$342
Debt securities (2)	-	1,430	-	1,430
Derivatives relating to: (3)
Foreign currency	-	158	$(84)	74
Commodities	-	116	(67)	49
Total assets at fair value	$321	$1,725	$(151)	$1,895
Liabilities at fair value:
Derivatives relating to: (3)
Foreign currency	-	$203	$(84)	$119
Commodities	-	207	(67)	140
Total liabilities at fair value	-	$410	$(151)	$259
(1)
Cash collateral is classified as “Accounts and notes receivable – Other” in the consolidated balance sheets. Amounts represent the effect of legally enforceable master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	The Company’s investments in equity and debt securities are classified as available-for-sale, and are included in “Other investments” in the consolidated balance sheets.
(3)	See Note G for the classification of derivatives in the consolidated balance sheets.

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

For Level 2 assets and liabilities, the fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well established and recognized vendors of market data and placed through tolerance/quality checks. For long-term debt as well as derivative assets and liabilities, the fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs such as foreign exchange rates, commodity prices, swap rates, interest rates, and implied volatilities obtained from various market sources.

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note G for further information on the types of instruments used by the Company for risk management.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Per the guidance of FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39,” collateral accounts are netted with corresponding assets and liabilities. The Company had no cash collateral at March 31, 2009.

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES

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

As part of the Joint Plan, Dow and Corning Incorporated have agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million. The Company’s share of the credit facility is $150 million and is subject to the terms and conditions stated in the Joint Plan. At March 31, 2009, no draws had been taken against the credit facility.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2009, the Company had accrued obligations of $308 million for environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2008, the Company had accrued obligations of $312 million for environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites.

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

Removal Actions
On June 27, 2007, the U.S. Environmental Protection Agency (“EPA”) sent a letter to the Company demanding that the Company enter into consent orders under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for three areas identified during investigation of the first six miles of the Tittabawassee River as areas for interim remedial actions under MDEQ oversight. The EPA sought a commitment that the Company immediately engage in remedial actions to remove soils and sediments. Three removal orders were negotiated and were signed on July 12, 2007, and the soil and sediment removal work required by these orders has been completed. On November 15, 2007, the Company and the EPA entered into a CERCLA removal order requiring the Company to remove sediment in the Saginaw River where elevated concentrations were identified during investigative work conducted on the Saginaw River. The sediment removal work was completed in December 2007. On July 11, 2008, the Company and the EPA entered into a removal order under which the Company is required to remove soil, pave a road and driveways, and clean homes along a strip of land approximately 150 feet by 1,000 feet along the lower part of the Tittabawassee River. The work required under this removal order was completed in December 2008. On February 27, 2009, the Company and the EPA entered into a removal order under which the Company is required to remove soil, pave a parking lot at a township park, and further assess and cover or remove some soil on residential properties that border the park. The work required under this order is expected to be completed in mid-2009.

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

On October 31, 2008, the EPA informed the Company that the Company would receive a Special Notice Letter (“Letter”) on or about December 15, 2008 offering to enter into negotiations for an administrative order on consent for the Company to conduct or fund a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay. On November 18, 2008, the Company entered into a Confidentiality Agreement with the EPA and the MDEQ regarding the Letter negotiations. On December 15, 2008, the Company received the Letter from the EPA, proposing that the Company enter into negotiations on an administrative order on consent to perform a remedial investigation, a feasibility study, an engineering evaluation, a cost analysis and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay. The December 15, 2008 Letter also included a demand for $1.8 million for the EPA’s response costs through October 31, 2008. On December 22, 2008, the Company indicated it was willing to enter into negotiations, which have since commenced. On February 13, 2009, the Company made a proposal to the EPA to perform the work. Following the Company’s proposal, the EPA suspended discussions and sent representatives to the mid-Michigan area to speak with the Company, MDEQ and community stakeholders to discuss the situation and the process to date. The Company is awaiting notification of if and when negotiations will resume.

At the end of 2008, the Company had an accrual for off-site corrective action of $8 million (included in the total accrued obligation of $312 million at December 31, 2008) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At March 31, 2009, the accrual for off-site corrective action was $9 million (included in the total accrued obligation of $308 million at March 31, 2009).

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

Based on ARPC’s December 2006 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims for the 15-year period ending in 2021 to $1.2 billion at December 31, 2006.

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

In December 2008, based on ARPC’s December 2008 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased the asbestos-related liability for pending and future claims by $54 million to $952 million, which covered the 15-year period ending in 2023, excluding future defense and processing costs. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million. At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Based on Union Carbide’s review of 2009 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2009. Union Carbide’s asbestos-related liability for pending and future claims was $910 million at March 31, 2009. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the first quarter of 2009, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $403 million at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	March 31, 2009	Dec. 31, 2008
Receivables for defense costs	$26	$28
Receivables for resolution costs	245	244
Total	$271	$272

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $11 million in the first quarter of 2009 and $14 million in the first quarter of 2008 and was reflected in “Cost of sales.”

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

The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

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

The Company also has various commitments for take-or-pay and throughput agreements. Such commitments are at prices not in excess of current market prices. The terms of all but two of these agreements extend from one to 25 years. One agreement has terms extending to 36 years and another has terms extending to 80 years. The determinable future commitment for these agreements are included for 10 years in the following table which presents the fixed and determinable portion of obligations under the Company’s purchase commitments at December 31, 2008:

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

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to seven years, and trade financing transactions in Latin America and Asia Pacific, which typically expire within one year of their inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2009 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$452	$16
Residual value guarantees	2015	974	5
Total guarantees		$1,426	$21

Guarantees at December 31, 2008 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$330	$23
Residual value guarantees	2015	985	4
Total guarantees		$1,315	$27

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $104 million at March 31, 2009 and $106 million at December 31, 2008. The discount rate used to calculate the Company’s asset retirement obligation was 7.13 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE J – LONG-TERM DEBT

On March 9, 2009 the Company borrowed $3 billion under its Five Year Competitive Advance and Revolving Credit Facility Agreement, dated April 24, 2006. The funds are due in April 2011 and bear interest at a variable LIBOR-plus rate. The Company is using the funds to finance day-to-day operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes.

Annual Installments on Long-Term Debt for Next Five Years In millions
2009	$1,148
2010	$1,027
2011	$4,472
2012	$1,008
2013	$611
2014	$135

Subsequent Event
See Note O for information on borrowing related to the acquisition of Rohm and Haas on April 1, 2009.

NOTE K – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	March 31, 2009	March 31, 2008
Defined Benefit Pension Plans:
Service cost	$58	$67
Interest cost	238	241
Expected return on plan assets	(288)	(310)
Amortization of prior service cost	8	8
Amortization of net loss	26	11
Net periodic benefit cost	$42	$17

Other Postretirement Benefits:
Service cost	$4	$4
Interest cost	29	30
Expected return on plan assets	(4)	(7)
Amortization of prior service credit	(1)	(1)
Net periodic benefit cost	$28	$26

NOTE L – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plans (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan.

During the first quarter of 2009, employees subscribed to the right to purchase 10.5 million shares with a weighted-average exercise price of $20.81 per share and a weighted-average fair value of $1.00 per share under the ESPP.

During the first quarter of 2009, the Company granted the following stock-based compensation awards to employees under the 1988 Plan:

•	11.4 million stock options with a weighted-average exercise price of $9.53 per share and a weighted-average fair value of $2.60 per share.
•	5.2 million shares of deferred stock with a weighted-average fair value of $9.50 per share.
During the first quarter of 2009, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan:

•	53,600 shares of restricted stock with a weighted-average fair value of $6.47 per share.
Total unrecognized compensation cost at March 31, 2009, including unrecognized cost related to the first quarter of 2009 activity, is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2009
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period
ESPP purchase rights	$8	6.5 months
Unvested stock options	$54	0.76 year
Deferred stock awards	$117	1.01 years
Performance deferred stock awards	$8	0.58 year

NOTE M – EARNINGS PER SHARE CALCULATIONS

Earnings Per Share Calculations	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Net Income Attributable to The Dow Chemical Company	$24	$24	$941	$941
Weighted-average common shares outstanding	925.4	925.4	942.1	942.1
Add dilutive effect of stock options and awards	-	6.6	-	9.5
Weighted-average common shares for EPS calculations	925.4	932.0	942.1	951.6
Earnings per common share	$0.03	$0.03	$1.00	$0.99
Stock options and deferred stock awards excluded from EPS calculations (1)		65.8		34.0
(1)
Outstanding options to purchase shares of common stock and deferred stock awards that were not included in the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE N – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first three months of 2009 and 2008 were immaterial and eliminated in consolidation.

Following the April 1, 2009 acquisition of Rohm and Haas, the Company announced a new management organization. As such, in the second quarter of 2009, the Company will reevaluate the reportable operating segments. The Company also plans to reevaluate its measure of profit or loss for segment reporting.

Operating Segments	Three Months Ended
In millions	March 31, 2009	March 31, 2008
Sales by operating segment
Performance Plastics	$2,435	$3,963
Performance Chemicals	1,517	2,323
Agricultural Sciences	1,446	1,314
Basic Plastics	1,847	3,492
Basic Chemicals	801	1,559
Hydrocarbons and Energy	988	2,165
Unallocated and Other	53	8
Total	$9,087	$14,824
EBIT (1) by operating segment
Performance Plastics	$30	$329
Performance Chemicals	115	271
Agricultural Sciences	338	331
Basic Plastics	4	427
Basic Chemicals	(92)	159
Hydrocarbons and Energy	-	-
Unallocated and Other	(236)	(132)
Total	$159	$1,385
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBIT)
Performance Plastics	$2	$18
Performance Chemicals	11	95
Agricultural Sciences	1	1
Basic Plastics	13	42
Basic Chemicals	40	97
Hydrocarbons and Energy	(2)	22
Unallocated and Other	-	(1)
Total	$65	$274
(1)
The Company uses EBIT (which Dow defines as earnings before interest, income taxes and noncontrolling interests) as its measure of profit/loss for segment reporting purposes. EBIT by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Unallocated and Other. A reconciliation of EBIT to “Net Income Attributable to The Dow Chemical Company” is provided below:

	Three Months Ended
In millions	March 31, 2009	March 31, 2008
EBIT	$159	$1,385
+ Interest income	12	24
- Interest expense and amortization of debt discount	154	145
- Provision (credit) for income taxes	(18)	299
- Net income attributable to noncontrolling interests	11	24
Net Income Attributable to The Dow Chemical Company	$24	$941

Geographic Areas	Three Months Ended
In millions	March 31, 2009	March 31, 2008
Sales by geographic area
United States	$2,964	$4,658
Europe	3,289	5,858
Rest of World	2,834	4,308
Total	$9,087	$14,824

NOTE O – SUBSEQUENT EVENTS

Acquisition of Rohm and Haas Company
On April 1, 2009, the Company completed the acquisition of Rohm and Haas Company (“Rohm and Haas”). Pursuant to the July 10, 2008 Agreement and Plan of Merger (the “Merger Agreement”), Ramses Acquisition Corp., a direct wholly owned subsidiary of the Company, merged with and into Rohm and Haas (the “Merger”), with Rohm and Haas continuing as the surviving corporation becoming a direct wholly owned subsidiary of the Company.

The Company pursued the acquisition of Rohm and Haas to make the Company a leading specialty chemicals and advanced materials company, combining the two organizations’ best-in-class technologies, broad geographic reach and strong industry channels to create a business portfolio with significant growth opportunities.

The acquisition of Rohm and Haas is being accounted for under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which was January 1, 2009 for the Company.

Pursuant to the terms and conditions of the Merger Agreement, each outstanding share of Rohm and Haas common stock was converted into the right to receive cash of $78 per share, plus additional cash consideration of $0.97 per share (the “ticking fee”). The additional cash consideration represented 8 percent per annum on the $78 per share consideration from January 10, 2009 to the closing of the Merger, less dividends declared by Rohm and Haas with a dividend record date between January 10, 2009 and the closing of the Merger. All options to purchase shares of common stock of Rohm and Haas granted under the Rohm and Haas stock option plans and all other Rohm and Haas equity-based compensation awards, whether vested or unvested as of April 1, 2009, became fully vested and converted into the right to receive cash of $78.97 per share, less any applicable exercise price. Total cash consideration paid to Rohm and Haas shareholders was $15.7 billion. As part of the purchase price of $15,681 million, $552 million in cash was paid to the Rohm and Haas Company Employee Stock Ownership Plan (“ESOP”) on April 1, 2009 for 7.0 million shares of Rohm and Haas common stock held by the ESOP.

As a condition of the United States Federal Trade Commission’s (“FTC”) approval of the Merger, the Company is required to divest a portion of its acrylic monomer business, a portion of its latex polymers business and its hollow sphere particle business within eight months of the closing of the Merger. Total net sales and cost of sales for these businesses amounted to approximately one percent of the Company’s 2008 net sales and cost of sales. The divestiture of these businesses is expected to have an immaterial impact on the Company’s consolidated financial statements.

No Rohm and Haas financial activity has been included in the Company’s consolidated financial statements as of March 31, 2009.

The following table provides pro forma results of operations for the three-month periods ended March 31, 2009 and March 31, 2008 as if Rohm and Haas had been acquired as of the beginning of each year. The unaudited pro forma results reflect certain adjustments such as the preliminary estimated fair values of the assets acquired and liabilities assumed from Rohm and Haas, additional depreciation and amortization resulting from the fair value adjustments, the elimination of sales between the Company and Rohm and Haas, the divestiture of businesses as required by the FTC, the divestiture of the Rohm and Haas salt business, and the additional interest costs on the acquisition debt. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Rohm and Haas. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

Pro Forma Results	Three Months Ended
In millions	March 31, 2009	March 31, 2008
Net Sales	$10,331	$16,640
Net Income (Loss)	$(273)	$893
Net Income (Loss) Available to The Dow Chemical Company Common Stockholders	$(461)	$672

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed from Rohm and Haas on April 1, 2009, based on the current best estimates of management. Accordingly, the fair values of the assets and liabilities included in the table below are subject to change. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed as well as the gross contractual amounts receivable and the corresponding allowances. The completion of the fair valuation of the assets acquired and liabilities assumed may result in adjustments to the carrying value of Rohm and Haas’ assets and liabilities, revisions of the remaining useful lives of fixed assets and/or revisions of the useful lives of intangible assets, and the determination of any residual amounts that will be recognized as goodwill. The related depreciation and amortization expense for the acquired assets is therefore also subject to revision based on the final valuation.

Assets Acquired and Liabilities Assumed In millions	At April 1, 2009
Purchase Price	$15,681
Fair Value of Assets Acquired
Current assets	$2,912
Property	3,810
Other intangible assets	4,545
Other assets	1,153
Net salt assets	1,570
Total Assets Acquired	$13,990
Fair Value of Liabilities and Noncontrolling Interests Assumed
Current liabilities	$1,190
Long-term debt	2,624
Accrued and other liabilities and noncontrolling interests	686
Pension benefits	914
Deferred tax liabilities - noncurrent	2,067
Total Liabilities and Noncontrolling Interests Assumed	$7,481
Goodwill	$9,172

Based on a review of Rohm and Haas’ summary of significant accounting policies disclosed in Rohm and Haas’ 2008 financial statements, as well as preliminary discussions with Rohm and Haas management, the nature and amount of any adjustments to conform the two companies’ accounting policies are not expected to be significant. Further review of Rohm and Haas’ accounting policies to conform the accounting policies of the two companies may impact actual results.

Based on preliminary estimates of the fair values of assets acquired and liabilities assumed from Rohm and Haas, the acquisition will result in the recognition of approximately $9.2 billion in goodwill. None of the goodwill is expected to be deductible for tax purposes. Allocation of goodwill by segment will take place in the second quarter of 2009.

Goodwill largely consists of expected synergies resulting from the acquisition. Key areas of cost savings include increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead for shared services and governance. The Company also anticipates that the transaction will produce significant growth synergies through the application of each company’s innovative technologies and as a consequence of the combined businesses’ broader product portfolio in key industry segments with strong global growth rates.

Financing for Rohm and Haas Acquisition
Financing for the acquisition of Rohm and Haas includes debt financing and preferred stock as follows.

Debt Financing
Debt financing for the acquisition was provided by a $9,226 million draw on a Term Loan Agreement (“Term Loan”) on April 1, 2009. The Term Loan matures on April 1, 2010, provided however, that the original maturity date may be extended for an additional year at the option of the Company, for a maximum outstanding balance of $8.0 billion. The actual interest rate of the Term Loan and the resulting fees that the Company will ultimately pay for the Term Loan can vary significantly and are dependent on the current short-term interest rates in effect, the mode of borrowing (Base Rate or Eurodollar), the Company’s actual current long-term debt rating by Moody’s and Standard & Poor’s, the outstanding amount of the Term Loan at the end of each fiscal quarter, and the progress toward key targets such as the issuance of equity financing, among other factors. Prepaid up-front debt issuance costs of $304 million will be amortized over the 24-month term of the Term Loan. The Term Loan is expected to be repaid through a combination of proceeds obtained through asset sales, the issuance of debt securities and/or the issuance of equity securities.

Preferred Stock
Cumulative Convertible Perpetual Preferred Stock, Series A
Equity securities in the form of Cumulative Convertible Perpetual Preferred Stock, Series A (“preferred series A”) were issued on April 1, 2009 to Berkshire Hathaway Inc. in the amount of $3 billion (3 million shares) and the Kuwait Investment Authority in the amount of $1 billion (1 million shares). The Company will pay cumulative dividends on preferred series A at a rate of 8.5 percent per annum in either cash, shares of common stock, or any combination thereof, at the option of the Company. Dividends may be deferred indefinitely, at the Company’s option. If deferred, common stock dividends must also be deferred, subject to certain exceptions. Any past due and unpaid dividends will accrue additional dividends at a rate of 10 percent per annum. If dividends are deferred for six quarters, the preferred series A shareholders, as part of a class with other preferred shareholders of the Company, may elect two directors to the Company’s Board of Directors until all past due dividends are paid.

Shareholders of preferred series A may convert all or any portion of their shares, at their option, at any time, into shares of the Company’s common stock at an initial conversion rate of 24.2010 shares of common stock for each share of preferred series A. Under certain circumstances, the Company will be required to adjust the conversion rate. On or after the fifth anniversary of the issuance date, if the common stock price exceeds $53.72 per share for any 20 trading days in a consecutive 30-day window, the Company may, at its option, at any time, in whole or in part, convert preferred series A into common stock at the then applicable conversion rate.

Cumulative Perpetual Preferred Stock, Series B
At the time of the Merger, the Haas Family Trusts and Paulson & Co. Inc. (“Paulson”) purchased from the Company Cumulative Perpetual Preferred Stock, Series B (“preferred series B”) in the amount of 2.5 million shares (Haas Family Trusts – 1.5 million shares; Paulson – 1.0 million shares) for an aggregate price of $2.5 billion (Haas Family Trusts – $1.5 billion; Paulson – $1.0 billion). The Company will pay cumulative dividends on preferred series B at a rate of 7 percent per annum in cash and 8 percent per annum either in cash or as an increase in the liquidation preference of the preferred series B, at the Company’s option. Dividends may be deferred indefinitely, at the Company’s option. If deferred, common stock dividends are limited to a maximum of $0.01 per share, subject to certain exceptions. Any past due cash dividends will accrue additional dividends at a rate of 3 percent per annum which will be payable as an increase in the liquidation preference of preferred series B. If dividends are deferred for six quarters, the preferred series B shareholders, as part of a class with other preferred shareholders of the Company, may elect two directors to the Company’s Board of Directors until all past due dividends are paid.

Preferred series B securities may, at the option of the preferred series B shareholders, be redeemed on March 31, 2069 for either cash or common stock, at the Company’s option. The Company may, at its option, after the fifth anniversary of issuance but prior to March 31, 2069, redeem the shares for cash. The Company has provided a covenant for the benefit of the holders of certain of its long-term indebtedness that it will redeem the preferred series B only out of the proceeds of an issuance of securities of equal or greater equity content 180 days prior to the redemption.

Cumulative Convertible Perpetual Preferred Stock, Series C
At the time of the Merger, the Haas Family Trusts invested $500 million in Cumulative Convertible Perpetual Preferred Stock, Series C (“preferred series C”). Prior to June 1, 2009, the Company will pay cumulative dividends on preferred series C at a rate of 7 percent per annum in cash and 8 percent per annum either in cash or as an increase in the liquidation preference of the preferred series C, at the Company’s option. On and after June 1, 2009, if the preferred series C shares have not been converted to common stock, the Company will be required to pay cumulative dividends of 12 percent per annum in cash. Dividends may be deferred indefinitely, at the Company’s option. If deferred, common stock dividends are limited to a maximum of $0.01 per share, subject to certain exceptions. Any past due cash dividends will accrue additional dividends at a rate of 3 percent per annum which will be payable as an increase in the liquidation preference of preferred series C. If dividends are deferred for six quarters, the preferred series C shareholders, as part of a class with other preferred shareholders of the Company, may elect two directors to the Company’s Board of Directors until all past due dividends are paid.

At any time following ten full trading days after April 1, 2009 and before June 1, 2009, holders of preferred series C, at their option, may convert their shares into shares of the Company’s common stock. The preferred series C shares automatically convert to common stock on the date immediately following the ten full trading days commencing on the date on which there is an effective shelf registration statement relating to the common stock underlying the preferred series C, if such registration statement is effective prior to June 1, 2009. In either case, all shares of preferred series C will convert into shares of the Company’s common stock at a conversion price per share of common stock equal to 95 percent of the average of the common stock volume-weighted average price for the ten trading days preceding the conversion. On or after June 1, 2009, if the preferred series C shares are still outstanding, the holders of preferred series C, at their option, may convert their shares into shares of the Company’s common stock at a conversion price per share of common stock equal to 110 percent of the lowest one-day volume-weighted average common stock price observed during the period between April 1, 2009 and June 1, 2009.

Divestiture of Rohm and Haas Salt Business
On April 1, 2009, the Company announced the entry into a definitive agreement to sell the stock of Morton International, Inc. (“Morton”), the salt business of Rohm and Haas, to K+S Aktiengesellschaft. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close in mid-2009. The transaction values Morton at $1,675 million, with proceeds subject to customary post-closing adjustments.

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

OVERVIEW
•
The Company reported sales in the first quarter of 2009 of $9.1 billion, down 39 percent from $14.8 billion in the first quarter of 2008. Prices were down 20 percent and volume was down 19 percent, reflecting deflation in feedstock and energy costs and worsening economic conditions.

•	Purchased feedstock and energy costs, which account for almost half of Dow’s total costs, decreased 49 percent or $3.1 billion compared with the first quarter of 2008.
•	Operating expenses declined during the first quarter of 2009 as a result of management’s cost cutting initiatives and actions taken related to the 2008 restructuring plan.
•	Equity earnings were $65 million in the first quarter of 2009, down significantly from the first quarter of 2008, and up compared with the fourth quarter of 2008.
•
Capital spending was $234 million in the first quarter of 2009, on track with the full-year pre-acquisition target of $1.1 billion; debt as a percent of total capitalization was 48.7 percent, up 3 percentage points from year-end 2008.

•	On April 1, 2009, the Company completed the $15.7 billion acquisition of Rohm and Haas Company, financed by $7 billion of preferred equity securities and $9.2 billion of debt.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	March 31, 2009	March 31, 2008
Net sales	$9,087	$14,824

Cost of sales	$8,165	$12,908
Percent of net sales	89.9%	87.1%

Research and development, and selling, general and administrative expenses	$736	$829
Percent of net sales	8.1%	5.6%

Net Income Attributable to The Dow Chemical Company	$24	$941

Earnings per common share – basic	$0.03	$1.00
Earnings per common share – diluted	$0.03	$0.99

Operating rate percentage	68%	86%

RESULTS OF OPERATIONS
Net sales for the first quarter of 2009 were $9.1 billion, down 39 percent from $14.8 billion in the first quarter of last year. Compared with the same quarter of 2008, prices decreased 20 percent, driven by decreases in feedstock and energy costs. Double-digit price declines were reported in all geographic areas and all operating segments with the exception of Performance Chemicals where prices were down 7 percent and Agricultural Sciences where prices were unchanged from the same quarter last year. Price declines were most pronounced in Basic Plastics (35 percent) and Hydrocarbons and Energy (41 percent), and from a geographic standpoint, in Europe (26 percent). Compared with the first quarter of 2008, volume decreased 19 percent, driven by decreased global demand. Double-digit volume declines were reported in all geographic areas and all operating segments with the exception of Agricultural Sciences where volume increased

10 percent, in part due to recent acquisitions. Volume declines were most pronounced in Performance Plastics, Performance Chemicals and Basic Chemicals, all down 28 percent. For additional details regarding the change in net sales, see the Sales Volume and Price table at the end of the section entitled “Segment Results.”

Gross margin was $922 million for the first quarter of 2009, down from $1,916 million in the first quarter of last year. Despite lower feedstock and energy costs (down approximately $3.1 billion or 49 percent), gross margin declined due to lower selling prices and lower volume.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 68 percent in the first quarter of 2009, down from 86 percent in the first quarter of 2008. Operating rates declined across most businesses, impacted by actions taken by management in response to lower demand resulting from the slowing global economy.

Personnel count was 43,567 at March 31, 2009, down from 46,102 at December 31, 2008 and 45,530 at March 31, 2008. Headcount decreased from year-end 2008 primarily due to actions taken related to the 2008 restructuring plan, which accounted for 1,600 of the decline. Compared with year-end 2008, headcount was also reduced by approximately 650 employees due to asset and business divestitures, and approximately 170 employees transferred to a joint venture.

Operating expenses (research and development, and selling, general and administrative expenses) totaled $736 million in the first quarter of 2009, down $93 million from $829 million in the first quarter of last year. Compared with last year, research and development (“R&D”) expenses decreased $39 million, and selling, general and administrative (“SG&A”) expenses decreased $54 million. Spending decreased in response to management’s cost cutting initiatives and as a result of actions taken related to the 2008 restructuring plan.

During the first quarter of 2009, pretax charges totaling $48 million were recorded for legal expenses and other transaction costs related to the April 1, 2009 acquisition of Rohm and Haas Company; these charges were reflected in Unallocated and Other. These charges were expensed in accordance with revised SFAS No. 141, “Business Combinations.”

Amortization of intangibles was $22 million in the first quarter of 2009, flat compared with first quarter of last year. See Note F to the Consolidated Financial Statements for additional information on intangible assets.

On December 5, 2008, the Company’s Board of Directors approved a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the recent, severe economic downturn. The restructuring plan includes the shutdown of a number of facilities and a global workforce reduction, which are targeted for completion by the end of 2010. In the first quarter of 2009, the Company recorded a pretax adjustment of $19 million to the 2008 restructuring charge for additional severance. The impact of the adjustment is shown as “Restructuring charges” in the consolidated statements of income and is reflected in Unallocated and Other. See Note C to the Consolidated Financial Statements for details on the Company’s restructuring activities.

Dow’s share of the earnings of nonconsolidated affiliates was $65 million in the first quarter of 2009, down significantly from $274 million in the first quarter of last year. Equity earnings in the first quarter of 2009 were negatively impacted by $29 million for the Company’s share of a restructuring charge recognized by Dow Corning Corporation (“Dow Corning”) in the first quarter. Compared with the same quarter of last year, earnings declined at most of the Company’s principal joint ventures, as the joint ventures also faced the overall decrease in global demand.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net for the first quarter of 2009 was net expense of $3 million, compared with net income of $46 million in the same quarter of 2008, and reflected a decrease in gains on the sale of miscellaneous assets, none of which were material.

Net interest expense (interest expense less capitalized interest and interest income) was $142 million in the first quarter of 2009, compared with $121 million in the first quarter of last year. Compared with last year, interest income was down $12 million principally due to lower interest rates on investments, while interest expense increased $9 million primarily due to increased debt.

The Company reported a tax benefit of $18 million in the first quarter of 2009 primarily due to audit settlements in the United States as well as the reversal of tax valuation allowances in Asia Pacific. This compared with tax expense of $299 million and an effective tax rate of 23.7 percent for the first quarter of 2008. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available.

Net income attributable to The Dow Chemical Company was $24 million or $0.03 per share for the first quarter of 2009, compared with $941 million or $0.99 per share for the first quarter of 2008.

The following table summarizes the impact of certain items recorded in the three-month period ended March 31, 2009, and previously described in this section:

	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	March 31, 2009	March 31, 2008	March 31, 2009	March. 31, 2008	March 31, 2009	March. 31, 2008
Restructuring charges	$(19)	-	$(17)	-	$(0.02)	-
Acquisition-related expenses	(48)	-	(41)	-	(0.04)	-
Dow Corning restructuring	(29)	-	(27)	-	(0.03)	-
Total	$(96)	-	$(85)	-	$(0.09)	-
(1)	Impact on “Income before Income Taxes”
(2)	Impact on “Net Income Attributable to The Dow Chemical Company”
(3)	Impact on “Earnings per common share – diluted”

On April 1, 2009, the Company completed the acquisition of Rohm and Haas Company (“Rohm and Haas”). Pursuant to the July 10, 2008 Agreement and Plan of Merger (the “Merger Agreement”), Ramses Acquisition Corp., a direct wholly owned subsidiary of the Company, merged with and into Rohm and Haas (the “Merger”), with Rohm and Haas continuing as the surviving corporation becoming a direct wholly owned subsidiary of the Company.

The Company pursued the acquisition of Rohm and Haas to make the Company a leading specialty chemicals and advanced materials company, combining the two organizations’ best-in-class technologies, broad geographic reach and strong industry channels to create a business portfolio with significant growth opportunities.

Pursuant to the terms and conditions of the Merger Agreement, each outstanding share of Rohm and Haas common stock was converted into the right to receive cash of $78 per share, plus additional cash consideration of $0.97 per share (the “ticking fee”). The additional cash consideration represented 8 percent per annum on the $78 per share consideration from January 10, 2009 to the closing of the Merger, less dividends declared by Rohm and Haas with a dividend record date between January 10, 2009 and the closing of the Merger. All options to purchase shares of common stock of Rohm and Haas granted under the Rohm and Haas stock option plans and all other equity-based compensation awards, whether vested or unvested as of April 1, 2009, became fully vested and converted into the right to receive cash of $78.97 per share, less any applicable exercise price. Total cash consideration paid to Rohm and Haas shareholders was $15.7 billion.

The Company expects the transaction to create $1.3 billion in estimated pretax annual cost synergies and savings including increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead for shared services and governance. The Company also anticipates that the transaction will produce significant growth synergies through the application of each company’s innovative technologies and as a consequence of the combined business’ broader product portfolio in key industry segments with strong global growth rates.

See Note O to the Consolidated Financial Statements for more information on this transaction.

SEGMENT RESULTS
The Company uses EBIT (which Dow defines as earnings before interest, income taxes and noncontrolling interests) as its measure of profit/loss for segment reporting purposes. EBIT by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Unallocated. See Note N to the Consolidated Financial Statements for a reconciliation of EBIT to “Net Income Attributable to The Dow Chemical Company.” Following the April 1, 2009 acquisition of Rohm and Haas, the Company announced a new management organization. As such, in the second quarter of 2009, the Company will reevaluate the reportable operating segments. The Company also plans to reevaluate its measure of profit or loss for segment reporting.

PERFORMANCE PLASTICS
Performance Plastics sales were $2,435 million for the first quarter of 2009, down 39 percent from $3,963 million in the first quarter of 2008. Volume declined 28 percent while prices declined 11 percent. The global economic downturn drove double-digit volume declines in all geographic areas and across all businesses in the segment with the exception of Technology Licensing and Catalyst. The most significant volume decline was reported in Dow Automotive, which suffered from the continued weakness in the global automotive industry. EBIT for the segment totaled $30 million in the first quarter of 2009, down significantly from $329 million in the same period last year. The impact of lower sales volume combined with falling prices and lower operating rates exceeded the benefit from lower feedstock and raw material costs and lower freight and operating expenses.

Dow Automotive sales for the first quarter of 2009 were down 51 percent versus the same quarter last year driven by a 46 percent decline in volume and a 5 percent decline in prices, primarily due to currency. Original equipment manufacturers in North America and Europe, which the business serves, experienced the largest volume declines. Despite lower operating expenses and raw material costs, EBIT decreased significantly from the same quarter last year, primarily due to lower prices and a sharp decline in volume. Restructuring steps taken by the business, which included divesting Body Protection and Damping, began to deliver cost improvement in the first quarter of 2009 and are expected to increase during the course of the year.

Dow Building Solutions sales in the first quarter of 2009 declined 29 percent versus the same quarter last year as volume decreased 22 percent and prices declined 7 percent, largely due to currency. The decline in volume was driven by weakness in the residential housing industry, particularly in North America and Eastern Europe where new housing starts were down significantly from the same period last year. The commercial construction industry also showed signs of weakness in North America due to tighter credit markets and oversupply of available space. The revenue decline experienced by Dow Building Solutions, while closely linked to industry conditions in Europe and North America, was tempered by a broad portfolio of products serving residential, commercial and do-it-yourself applications. EBIT declined primarily due to lower sales volume and lower operating rates across the businesses’ manufacturing facilities. The business took steps during the quarter to reduce spending while maintaining focus on key development projects, including conversion to new foaming agent technology for expandable polystyrene manufacturing plants in North America.

Dow Epoxy sales for the quarter were down 48 percent from the first quarter of 2008 as volume declined 33 percent and prices fell 15 percent. The significant decline in volume was balanced across all geographic areas due to weakness in the housing and consumer electronics industries. In addition, tighter credit conditions negatively impacted the growth of wind farm applications, and customer inventory de-stocking efforts were noted across various sectors of the business. The decline in prices was also geographically widespread, driven by low levels of demand and competitive pressure to secure volumes. Compared with the first quarter of 2008, EBIT declined due to lower margin on lower sales volume, the unfavorable impact of lower operating rates, and the impact of lower prices which more than offset the benefit from reduced feedstock costs.

Polyurethanes and Polyurethane Systems sales for the quarter were down 34 percent from the first quarter of 2008. Volume declined 18 percent while prices decreased 16 percent (approximately one third due to currency). The severe downturn in the global economy resulted in lower demand and reduced sales volume across all geographic areas for polyurethane and polyurethane system products in key applications including furniture, bedding, appliance and construction. Prices fell due to declining demand with the most significant impacts in Europe and Asia Pacific. EBIT for the business was significantly lower in the first quarter of 2009 due to lower margin on declining sales volume and reduced operating rates at manufacturing facilities, coupled with the significant impact of declining prices which was only partially offset by lower feedstock and energy and other raw material costs.

Specialty Plastics and Elastomers sales in the first quarter of 2009 were down 38 percent from the same period last year. Volume declined 32 percent and prices declined 6 percent. The decline in volume was relatively consistent across the geographic areas as the business suffered from weakness in global automotive, construction and optical media industries. The decline in demand added pressure on pricing with the most significant impact reported in Europe. EBIT for the business declined from a year ago due to reduced margin on lower sales volumes and the unfavorable impact of lower operating rates. Compared with the same period last year, feedstock and energy costs declined, providing some relief.

Technology Licensing and Catalyst sales for the first quarter of 2009 decreased 4 percent driven by lower royalties which are directly related to the output of manufacturing facilities. The drop in revenue, combined with lower equity earnings from Univation Technologies, LLC, resulted in reduced EBIT for the business.

PERFORMANCE CHEMICALS
Performance Chemicals sales were $1,517 million for the first quarter of 2009, down 35 percent from $2,323 million in the first quarter of 2008. Compared with last year, volume declined 28 percent and prices dropped 7 percent, including a 3 percent unfavorable currency impact. The drop in prices was broad-based, with decreases reported in all geographic areas and across all major product groups. The decrease in volume was also broad-based and driven by global demand destruction, particularly in the housing and automotive industries. EBIT for the first quarter of 2009 was $115 million, down significantly from $271 million in the first quarter of 2008, as lower sales volume and lower prices exceeded the benefit from lower raw material costs and reduced operating expenses. EBIT for the first quarter of 2009 was reduced by $29 million for the Company’s share of restructuring charges recognized by Dow Corning.

Designed Polymers sales for the first quarter of 2009 were down 24 percent from the same quarter last year driven by a 22 percent decrease in volume and a 2 percent decrease in prices, primarily due to currency. The decrease in volume was principally due to continued deterioration of demand in the housing and construction industries and lower volume in Dow Water Solutions, partially offset by higher volume in methyl cellulosics used in pharmaceutical applications. Compared with the first quarter of last year, EBIT decreased as the impact of lower sales and lower operating rates more than offset the benefit of decreases in raw material costs and operating expenses.

Dow Latex sales for the first quarter of 2009 were down 44 percent from the first quarter of 2008, as volume decreased 35 percent and prices decreased 9 percent (with one third due to currency). Volume was down due to continued softness in the housing industry and difficult conditions in the paper industry. Paper and carpet latex prices were down in all geographic areas except North America. Despite the decrease in volume and prices, EBIT for the first quarter of 2009 increased compared with the same period last year, principally due to lower raw material costs.

Specialty Chemicals sales for the first quarter of 2009 were down 35 percent compared with the same quarter last year as volume decreased 27 percent and prices declined 8 percent. Volume decreased across all geographic areas, while prices were lower across most product groups, driven by significant decreases in raw material costs. EBIT was down significantly from the same quarter of last year due to decreased selling prices and volume, as well as lower equity earnings from the OPTIMAL Group of Companies (“OPTIMAL”).

AGRICULTURAL SCIENCES
Agricultural Sciences sales were $1,446 million in the first quarter of 2009, up 10 percent from $1,314 million in the first quarter of 2008, posting a new quarterly sales record for the segment. Compared with the first quarter of 2008, volume improved 10 percent and prices were flat with a 6 percent increase in selling prices offset by an unfavorable currency impact. Seed business acquisitions in 2008 delivered excellent results, with Seeds, Traits and Oils reporting growth of 75 percent in the first quarter of 2009 compared with the first quarter of 2008. Sales of new agricultural chemical products nearly doubled compared with the first quarter of 2008, as sales of penoxsulam rice herbicide and pyroxsulam cereal herbicide continued to receive excellent channel support. North America and Asia Pacific recorded strong sales increases of 38 percent and 6 percent respectively, compared with the first quarter of 2008. EBIT for the first quarter of 2009 was $338 million, also a new quarterly record for the segment, up from $331 million in the first quarter of 2008 as the improvement in sales volume exceeded increase in operating expenses related to growth initiatives.

BASIC PLASTICS
Basic Plastics sales were $1,847 million for the first quarter of 2009, down 47 percent from $3,492 million in the first quarter of 2008. During the fourth quarter of 2008, an unprecedented decline in feedstock costs and growing concerns about the depth of the global economic downturn led to significant price declines in all regions and product lines. The weakness in demand and pricing continued into the first quarter of 2009, resulting in prices that were 35 percent below those of the first quarter of 2008. Volume improved modestly in the India, Middle East and Africa (“IMEA”) geographic area, however weak economic conditions led to lower volume in all other geographic areas, with volume declining 12 percent for the segment overall. Volume in North America was significantly lower as a result of the May 2008 formation of Americas Styrenics LLC. EBIT was $4 million for the first quarter of 2009, down significantly from $427 million in the first quarter of 2008. While the segment benefited from significantly lower feedstock and energy costs, and lower freight costs, operating expenses and manufacturing costs, these were more than offset by the collapse in prices. Equity earnings from EQUATE Petrochemical Company K.S.C. (“EQUATE”) were also significantly lower than in the first quarter of 2008.

Polyethylene sales were down significantly from the first quarter of 2008, as prices decreased 38 percent and volume decreased 4 percent. The decline in feedstock costs during the fourth quarter of 2008 resulted in significant global price declines that continued into the first quarter of 2009, although the business did see slight improvement in prices over the course of the quarter. Overall prices, however, remain significantly lower than in the first quarter of 2008. Volume was lower in all geographic areas except IMEA; however, as the quarter progressed, the business saw modest volume improvement as a result of customers restocking their depleted inventories. EBIT for the first quarter of 2009 declined significantly compared with the same period last year as the favorable impact of lower feedstock and energy costs, and improved equity earnings from Siam Polyethylene Company Limited and The Kuwait Olefins Company K.S.C. were more than offset by the sharp decline in selling prices and lower equity earnings from EQUATE.

Polypropylene sales were down 53 percent from the first quarter of 2008 as prices decreased 41 percent and volume declined 12 percent. Prices were significantly lower in all geographic areas as a result of lower feedstock costs and the impact of the global economic downturn. While volume was up slightly in North America and Latin America, volume was significantly lower in Europe due to lower demand for durables and an unplanned outage at Dow’s Wesseling, Germany site. Europe reported stable demand for products used in food packaging, hygiene and some film applications; however, demand for products used in the manufacture of durable goods remained soft. EBIT was significantly lower than in the first quarter of 2008 as the decline in prices and higher manufacturing costs related to a turnaround more than offset a reduction in feedstock and energy costs.

Polystyrene sales for the first quarter of 2009 were down 66 percent as volume decreased 44 percent and prices decreased 22 percent. In Europe, volume for products used in packaging applications remained stable; however, the automotive, construction, and appliance industries experienced continued weakness. Volume in Asia Pacific, while lower than in the first quarter of 2008, improved slightly during the quarter as customers began to restock and idle industry capacity led to limited supply availability. In North America and Latin America, volume was lower due to the May 2008 formation of Americas Styrenics LLC. Significant price declines were seen in all geographic areas following the decline in feedstock costs that occurred during the last months of 2008 and continued into the first quarter of this year. EBIT improved slightly from the first quarter of 2008 as the decrease in prices and equity losses from Americas Styrenics LLC were more than offset by the favorable impact of lower feedstock and energy costs, lower freight and lower manufacturing costs.

BASIC CHEMICALS
Sales for Basic Chemicals were $801 million for the first quarter of 2009 compared with $1,559 million for the first quarter of 2008. Sales decreased 49 percent as prices fell 21 percent and volume declined 28 percent. Prices and volume were down for all businesses, led by ethylene glycol, where volume was down due to steep declines in demand and overcapacity in the market. Caustic soda reported a significant decrease in volume as it faced an oversupply in all geographic areas along with the impact of a plant shutdown. Extended customer shutdowns, along with customer pulp and paper plant closures and alumina refinery closures were the cause of the caustic volume decline. Volume for vinyl chloride monomer (“VCM”), particularly in North America and Europe, declined due to continued weakness in residential construction and tight credit markets. The decline in VCM prices was a result of a large inventory correction in the polyvinyl chloride industry in late 2008, from which prices failed to recover, as well as the drop in feedstock and energy costs. EBIT for the first quarter of 2009 was a loss of $92 million, compared with EBIT of $159 million in the first quarter of 2008. Despite lower feedstock and energy costs, EBIT declined due to lower prices and volume, lower operating rates and a decline in equity earnings from EQUATE and OPTIMAL, compared with the first quarter of 2008.

HYDROCARBONS AND ENERGY
Hydrocarbons and Energy sales were $988 million for the first quarter of 2009, down 54 percent from $2,165 million in the first quarter of 2008. Prices decreased 41 percent, while volume decreased 13 percent. The sharp decrease in selling prices was directly related to declines in crude oil and related commodity prices, as well as the price impact of weak monomer demand. The decrease in volume during the quarter was marked by relatively low ethylene cracker operating rates, which impacted the volume of co-product sales, and lower refinery sales due to a planned maintenance turnaround.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities, while natural gas is used as fuel. The Company’s cost of purchased feedstocks and energy decreased approximately $3.1 billion (or 49 percent) compared with same quarter last year.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at cost. As a result, EBIT for this operating segment was breakeven for the first quarters of 2009 and 2008.

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

EBIT for the first quarter of 2009 was a loss of $236 million, compared with a loss of $132 million in the first quarter of 2008. EBIT for the first quarter of 2009 was impacted by decreased earnings from insurance company operations, spending related to the April 1, 2009 acquisition of Rohm and Haas of $48 million and a net unfavorable adjustment to the 2008 restructuring plan of $19 million. These items were partially offset by a decrease in performance-based compensation (including stock-based compensation).

Sales Volume and Price by Operating Segment and Geographic Area
	Three Months Ended March 31, 2009
Percentage change from prior year	Volume	Price	Total
Operating segments
Performance Plastics	(28)%	(11)%	(39)%
Performance Chemicals	(28)	(7)	(35)
Agricultural Sciences	10	-	10
Basic Plastics	(12)	(35)	(47)
Basic Chemicals	(28)	(21)	(49)
Hydrocarbons and Energy	(13)	(41)	(54)
Total	(19)%	(20)%	(39)%
Geographic area sales
United States	(20)%	(16)%	(36)%
Europe	(18)	(26)	(44)
Rest of World	(17)	(17)	(34)
Total	(19)%	(20)%	(39)%

OUTLOOK
Following a steep decline in manufacturing activity at the end of 2008 which continued through the first quarter of 2009, the outlook for the remainder of 2009 is mixed. Although the rate of decline of key economic indicators - such as industrial production and consumer spending - has slowed, lower business spending, weak manufacturing activity and growing unemployment warrant a cautious approach in the near-term. In the United States, continued economic contraction is expected through at least the first half of the year, with a return to positive growth expected in the second half of 2009 as economic stimulus spending ramps up. In Europe, recovery is not anticipated until 2010, and then at a modest pace. China has emerged as a potential bright spot. The decline in growth rates in that country appears to have bottomed out in the fourth quarter of 2008, with Chinese domestic demand showing resilience in response to aggressive government stimulus programs. Going forward, the Chinese economy will be viewed cautiously in light of its large dependence on export markets, predominantly in developed economies.

Purchased feedstock and energy costs are expected to be much lower than last year, as weak economic growth has negatively impacted demand. Within the chemical industry, ethylene chain supply fundamentals are expected to be impacted by significant capacity additions that are expected to come on-line throughout 2009. The influence of the new capacity is already being felt, resulting in trough margins in the United States and Europe. When combined with the dramatic demand destruction that has occurred during the past six months, further rationalization of industry capacity is likely to occur in the coming years. Chlor-vinyl industry conditions remain soft and caustic soda prices, which were a bright spot in late 2008, have begun to decline. Both caustic soda and chlorine are in oversupply globally.

As the Company continues to implement its strategy, the focus will remain on financial discipline and the implementation of the de-leveraging plan outlined earlier in the year, which includes divestitures and the accelerated integration of the Rohm and Haas acquisition to realize cost and growth synergies as quickly as possible. In addition, the Company will continue to tightly manage price and volume decisions in an effort to limit margin compression in an intensely competitive environment.

CHANGES IN FINANCIAL CONDITION
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	March 31, 2009	March 31, 2008
Cash provided by (used in):
Operating activities	$(77)	$447
Investing activities	(176)	(290)
Financing activities	462	(300)
Effect of exchange rate changes on cash	(53)	80
Net change in cash and cash equivalents	$156	$(63)

In the first three months of 2009, cash provided by operating activities decreased compared with the same period last year primarily due to lower earnings partially offset by an increase in dividends received from nonconsolidated affiliates in excess of earnings.

Cash used in investing activities in the first three months of 2009 decreased compared with the same period last year primarily due to a decrease in capital expenditures.

Cash provided by financing activities in the first three months of 2009 increased significantly compared with the same period last year primarily due to proceeds from a $3 billion draw on the Five Year Competitive Advance and Revolving Credit Facility Agreement dated April 24, 2006 and a decline in purchases of treasury stock, offset by the reduction in notes payable and higher payments on long-term debt.

Despite the ongoing difficult economic market environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

On August 29, 2006, the Board of Directors approved a plan (the “2006 Plan”) to shut down a number of the Company’s manufacturing facilities. These shutdowns were completed in the first quarter of 2009. On December 3, 2007, the Board of Directors approved a restructuring plan (the “2007 Plan”) that includes the shutdown of a number of assets and organizational changes within targeted functions. These restructuring activities are scheduled to be completed by the end of 2009. On December 5, 2008, the Board of Directors approved a restructuring plan (the “2008 Plan”) that includes the shutdown of a number of facilities and a global workforce reduction. These restructuring activities are targeted to be completed by the end of 2010. The restructuring activities related to the 2006 Plan, the 2007 Plan and the 2008 Plan are expected to result in additional cash expenditures of approximately $536 million over the next two years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities, and pension plan settlement costs. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	March 31, 2009	Dec. 31, 2008
Current assets	$15,606	$16,060
Current liabilities	9,752	13,108
Working capital	$5,854	$2,952
Current ratio	1.60:1	1.23:1
Days-sales-outstanding-in-receivables	42	42
Days-sales-in-inventory	71	58

Total Debt In millions	March 31, 2009	Dec. 31, 2008
Notes payable	$844	$2,360
Long-term debt due within one year	1,223	1,454
Long-term debt	10,897	8,042
Total debt	$12,964	$11,856
Debt as a percent of total capitalization	48.7%	45.7%

On March 9, 2009, The Dow Chemical Company borrowed $3 billion under its Five Year Competitive Advance and Revolving Credit Facility Agreement dated April 24, 2006. The funds are due in April 2011 and bear interest at a variable LIBOR-plus rate. The Company is using the funds to finance its day-to day-operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes. At March 31, 2009, there was $427 million of commercial paper outstanding.

At March 31, 2009, the Company had $365 million of SEC-registered securities available for issuance under the Company’s U.S. retail medium-term note program (InterNotes), Euro 5 billion (approximately $6.6 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $509 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on July 31, 2006, and renewed on July 31, 2008. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 23, 2007. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At March 31, 2009, management believes the Company was in compliance with all of these covenants and default provisions.

The Company’s credit rating is currently investment grade. The Company’s long-term credit ratings were downgraded by Moody’s on April 22, 2009 from Baa1 to Baa3 with outlook negative, and by Standard & Poor’s on April 1, 2009 from BBB to BBB- with credit watch negative. The Company’s short-term credit ratings are A-3/P-3 negative/negative by Standard & Poor’s and Moody’s. If the Company’s credit ratings are further downgraded, it could have a negative impact on the Company’s ability to access credit markets and could increase borrowing costs.

On April 1, 2009, the Company completed the acquisition of Rohm and Haas. Pursuant to the July 10, 2008 Agreement and Plan of Merger (the “Merger Agreement”), Ramses Acquisition Corp., a direct wholly owned subsidiary of the Company, merged with and into Rohm and Haas (the “Merger”), with Rohm and Haas continuing as the surviving corporation and a direct wholly owned subsidiary of the Company.

Financing for the transaction included debt of $9.2 billion obtained through a Term Loan Agreement, as well as equity investments by Berkshire Hathaway Inc. (“BHI”) and by the Kuwait Investment Authority (“KIA”) in the form of Cumulative Convertible Perpetual Preferred Stock, Series A of 3 million shares for $3 billion (BHI) and 1 million shares for $1 billion (KIA).

In connection with the closing of the Merger, the Company entered into an Investment Agreement with the Haas Family Trusts and Paulson & Co. Inc. (“Paulson”), each of whom was a significant shareholder of Rohm and Haas common stock at the time of the Merger. Under the Investment Agreement, the Haas Family Trusts and Paulson purchased from the Company 2.5 million shares (Haas Family Trusts – 1.5 million shares; Paulson - 1.0 million shares) of Cumulative Perpetual Preferred Stock, Series B for an aggregate price of $2.5 billion, with $1.5 billion from the Haas Family Trusts and $1.0 billion from Paulson. The Haas Family Trusts made an additional investment in 0.5 million shares of Cumulative Convertible Perpetual Preferred Stock, Series C for an aggregate price of $500 million.

See Note O to the Consolidated Financial Statements for more information on this transaction.

Contractual Obligations
Information related to the Company’s contractual obligations and commercial commitments at December 31, 2008 can be found in Notes K, L, M, N and S to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations or commercial commitments since December 31, 2008.

The following table represents long-term debt obligations and expected cash requirements for interest at March 31, 2009, reflecting the borrowing of $3 billion under the Five Year Competitive Advance and Revolving Credit Facility Agreement dated April 24, 2006, in the first quarter of 2009.

Contractual Obligations at March 31, 2009		Payments Due by Year
In millions	2009	2010	2011	2012	2013	2014 and beyond	Total
Long-term debt – current and noncurrent (1)	$1,148	$1,027	$4,472	$1,008	$611	$3,854	$12,120
Expected cash requirements for interest (1)	$548	$514	$452	$350	$289	$3,989	$6,142
(1)	Updated to reflect additional debt issued in the first quarter of 2009 (see Note J to the Consolidated Financial Statements).

Contractual Obligations at December 31, 2008		Payments Due by Year
In millions	2009	2010	2011	2012	2013	2014 and beyond	Total
Long-term debt – current and noncurrent	$1,454	$1,060	$1,523	$1,004	$601	$3,854	$9,496
Expected cash requirements for interest	$552	$501	$438	$356	$298	$4,096	$6,241

The Company had outstanding guarantees at March 31, 2009. Additional information related to these guarantees can be found in the “Guarantees” section of Note I to the Consolidated Financial Statements.

Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on a bid or bid evaluation are classified as Level 2. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. The Company currently has no assets or liabilities that are valued using unobservable inputs and therefore no assets or liabilities classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Note H to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. In the first quarter of 2009, other-than-temporary impairment write-downs were $18 million.

Dividends
On February 12, 2009, the Board of Directors declared a quarterly dividend of $0.15 per share, payable April 30, 2009, to stockholders of record on March 31, 2009. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to this dividend, has maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession.

OTHER MATTERS

Recent Accounting Pronouncements
See Note B to the Consolidated Financial Statements for a summary of recent accounting pronouncements.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 10-K. Since December 31, 2008, there have been no material changes in the Company’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2009	2008
Claims unresolved at January 1	75,706	90,322
Claims filed	2,295	2,716
Claims settled, dismissed or otherwise resolved	(3,199)	(2,854)
Claims unresolved at March 31	74,802	90,184
Claimants with claims against both UCC and Amchem	24,126	28,893
Individual claimants at March 31	50,676	61,291

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

Based on ARPC’s December 2006 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims for the 15-year period ending in 2021 to $1.2 billion at December 31, 2006.

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

In December 2008, based on ARPC’s December 2008 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims by $54 million to $952 million, which covered the 15-year period ending in 2023, excluding future defense and processing costs. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million. At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Based on Union Carbide’s review of 2009 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2009. Union Carbide’s asbestos-related liability for pending and future claims was $910 million at March 31, 2009. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate Costs
In millions	March 31, 2009	March 31, 2008	to Date as of March 31, 2009
Defense costs	$11	$14	$636
Resolution costs	$24	$42	$1,410

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide’s management expects such fluctuations to continue in the future based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $11 million in the first quarter of 2009 and $14 million in the first quarter of 2008 and was reflected in “Cost of sales.”

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union

Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the first quarter of 2009, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to the asbestos liability was $403 million at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	March 31, 2009	Dec. 31, 2008
Receivables for defense costs	$26	$28
Receivables for resolution costs	245	244
Total	$271	$272

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

Summary
The amounts recorded by Union Carbide for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for Union Carbide to be higher or lower than those projected or those recorded.

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

The Dow Chemical Company and Subsidiaries
PART I – FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Dow’s business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as hedges per Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, where appropriate. A secondary objective is to add value by creating additional non-specific exposure within established limits and policies; derivatives used for this purpose are not designated as hedges per SFAS No. 133. The potential impact of creating such additional exposures is not material to the Company’s results.

The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps, and nonderivative instruments in foreign currencies. Exposures related to assets and liabilities are found in all global regions, with the largest exposures denominated in the currencies of Europe, the Japanese yen and the Canadian dollar. Exposures also exist in other currencies of Asia Pacific, Latin America, and India, Middle East and Africa. Bonds denominated in foreign currencies, mainly the euro, and economic exposure derived from the risk that currency fluctuations could affect the U.S. dollar value of future cash flows.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The March 31, 2009, 2008 year-end and 2008 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR		Dec. 31, 2008
In millions	At March 31, 2009	Year-end	2008 Average
Foreign exchange	$3	$1	$3
Interest rate	$152	$161	$105
Equity exposures, net of hedges	$22	$24	$16
Commodities	$5	$6	$13
Composite	$153	$158	$112

The Company’s daily VAR for the aggregate of all positions decreased slightly from a composite VAR of $158 million at December 31, 2008 to a total of $153 million at March 31, 2009. The decrease related primarily to a decrease in the interest rate VAR from $161 million to $152 million, principally due to a net reduction in interest rate exposure.

See Note G to the Consolidated Financial Statements for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the first quarter of 2009. For a summary of the history and current status of this matter, see Note I to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Matters Involving the Acquisition of Rohm and Haas Company
On January 26, 2009, Rohm and Haas Company (“Rohm and Haas”) commenced an action in the Court of Chancery of the State of Delaware (the “Litigation”) to compel the Company to acquire Rohm and Haas for $78 in cash per share of Rohm and Haas common stock (plus a “ticking fee” commencing on January 10, 2009) (the “Merger”) pursuant to an Agreement and Plan of Merger entered into by the parties on July 10, 2008 (the “Merger Agreement”). On March 9, 2009, the Company announced that it had entered into an agreement with Rohm and Haas to complete the Merger on April 1, 2009 and, as a consequence, the Litigation was settled.

Derivative Litigation
On February 9, 2009, Michael D. Blum, in the name of and on behalf of the Company, commenced an action in the Court of Chancery of the State of Delaware against certain officers and directors of the Company (“Defendants”) alleging, among other things, that Defendants breached their fiduciary duty by causing the Company to enter into the Merger Agreement without any contingencies for failure of financing or to receive the proceeds of the K-Dow transaction. On February 12, 2009, Norman R. Meier, also in the name of and on behalf of the Company, filed a nearly identical action in the same court. Since that time, the court has consolidated the two actions and determined that the complaint filed by Norman Meier shall be the operative complaint. The relief sought in this litigation includes the implementation of certain corporate governance reforms by the Company as well as monetary damages and attorneys’ fees. The Company believes these lawsuits to be entirely without merit and intends to continue to oppose them vigorously. On April 15, 2009, the Defendants filed a motion to dismiss the litigation.

ITEM 1A.  RISK FACTORS.
The factors described below represent the Company’s principal risks.

The Company operates in a global, competitive environment in each of its operating segments and geographic areas.
The Company sells its broad range of products and services in a competitive, global environment. In addition to other large multinational chemical companies, the chemical divisions of major international oil companies provide substantial competition. Dow competes worldwide on the basis of quality, price and customer service. Increased levels of competition could result in lower prices or lower sales volume, which would have a negative impact on the Company’s results of operations.

The earnings generated by the Company’s basic chemical and basic plastic products vary from period to period based in part on the balance of supply relative to demand within the industry.
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
The Company’s global business operations give rise to market risk exposure related to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks, Dow enters into hedging transactions, pursuant to established guidelines and policies. If Dow fails to effectively manage such risks, it could have a negative impact on the Company’s results of operations.

Volatility in purchased feedstock and energy costs impacts Dow’s operating costs and adds variability to earnings.
Since 2005, purchased feedstock and energy costs have accounted for almost half of the Company’s total production costs and operating expenses. The Company uses its feedstock flexibility and financial and physical hedging programs to lower overall feedstock costs. However, when these costs increase, the Company is not always able to immediately raise selling prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. Conversely, when these costs decline, selling prices decline as well, usually at a faster rate. As a result, volatility in these costs could negatively impact the Company’s results of operations.

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

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At March 31, 2009, Union Carbide’s asbestos-related liability for pending and future claims was $910 million ($934 million at December 31, 2008) and its receivable for insurance recoveries related to the asbestos liability was $403 million (unchanged from December 31, 2008). At March 31, 2009, Union Carbide also had receivables of $271 million ($272 million at December 31, 2008) for insurance recoveries for defense and resolution costs. It is the opinion of the Company’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

If key suppliers are unable to provide the raw materials required for production, Dow may not be able to obtain the raw materials from other sources and on as favorable terms.
The Company purchases hydrocarbon raw materials, including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. The Company also purchases electric power, benzene, ethylene, propylene and styrene, to supplement internal production, as well as other raw materials. If the Company’s key suppliers are unable to provide the raw materials required for production, it could have a negative impact on Dow’s results of operations. For example, during 2005 and again in the third quarter of 2008, the Company experienced temporary supply disruptions related to major hurricanes on the U.S. Gulf Coast. In addition, volatility and disruption of financial markets could limit suppliers’ ability to obtain adequate financing to maintain operations, which could have a negative impact on Dow’s results of operations.

Adverse conditions in the global economy and disruption of financial markets could negatively impact Dow’s customers and therefore Dow’s results of operations.
A continuation of the economic downturn in the businesses or geographic areas in which Dow sells its products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on Dow’s results of operations. In addition, volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations, which could result in a decrease in sales volume and have a negative impact on Dow’s results of operations.

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
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At March 31, 2009, the Company had accrued obligations of $308 million ($312 million at December 31, 2008) for environmental remediation and restoration costs, including $21 million ($22 million at December 31, 2008) for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

Local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals.
Growing public and political attention has been placed on protecting critical infrastructure, including the chemical industry, from security threats. International terrorism, natural disasters and political unrest in some areas of the world have increased concern regarding the security of chemical production and distribution. In addition, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs and interruptions in normal business operations.

Increased concerns regarding the safety of chemicals in commerce and their potential impact on the environment could lead to new regulations.
Concerns regarding the safety of chemicals in commerce and their potential impact on the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest themselves in stockholder proposals, preferred purchasing and continued pressure for more stringent regulatory intervention. In addition, these concerns could influence public perceptions, the viability of the Company’s products, the Company’s reputation, the cost to comply with regulations, and the ability to attract and retain employees, which could have a negative impact on the Company’s results of operations.

The value of investments is influenced by economic and market conditions, which could have a negative impact on the Company’s financial condition and results of operations.
The current economic environment is negatively impacting the fair value of pension and insurance assets, which could trigger increased future funding requirements of the pension trusts and could result in additional other-than-temporary impairment losses for certain insurance assets.

Volatility and disruption of financial markets could affect access to credit.
The current economic environment is causing contraction in the availability of credit in the marketplace. This could reduce sources of liquidity for the Company.

A downgrade of the Company’s credit rating could have a negative impact on the Company’s ability to access credit markets.
The Company’s credit rating is currently investment grade. The Company’s long-term credit rating was downgraded by Standard & Poor’s on April 1, 2009 from BBB to BBB- with credit watch negative and by Moody’s on April 22, 2009 from Baa1 to Baa3 with outlook negative. The Company’s short-term credit ratings were reduced to A-3/P-3 negative/negative by Standard & Poor’s/Moody’s. If the Company’s credit ratings are further downgraded, it could have a negative impact on the Company’s ability to access credit markets and could increase borrowing costs.

Increased costs related to the financing of the Rohm and Haas acquisition could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs.
The Company borrowed $9.2 billion pursuant to a Term Loan Agreement and issued preferred equity securities in the amount of $7 billion to finance the April 1, 2009 acquisition of Rohm and Haas. This financing requires additional interest and dividend payments and thus may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs. This may also increase the Company’s vulnerability to adverse economic conditions.

Failure to effectively integrate Rohm and Haas could adversely impact the Company’s financial condition and results of operations.
The April 1, 2009 acquisition of Rohm and Haas is a significant acquisition and a significant step in the implementation of Dow’s strategy. While the Company has acquired businesses in the past, the magnitude of the integration of this acquisition could present significant challenges and costs, especially given the effects of the current global economic environment. If the integration of Rohm and Haas is not completed as planned, the Company may not realize the benefits, such as cost synergies and savings and growth synergies, anticipated from the acquisition and the costs of achieving those benefits may be higher than, and the timing different from, the Company’s current expectations. Realizing the benefits of the acquisition requires the successful integration of some or all of the sales and marketing, distribution, manufacturing, engineering, finance, information technology systems and administrative operations of Rohm and Haas with those of Dow. This will require substantial attention from the management of the combined company, which may decrease the time management devotes to normal and customary operations. In addition, the integration and implementation activities could result in higher expenses and/or the use of more cash or other financial resources than expected. If the integration of Rohm and Haas is not successfully executed, it could adversely affect the Company’s financial condition and results of operations.

An impairment of goodwill would negatively impact the Company’s financial results.
Based on preliminary valuations, the April 1, 2009 acquisition of Rohm and Haas will increase the Company’s goodwill by an estimated $9.2 billion. At least annually, the Company performs an impairment test for goodwill. Under current accounting guidance, if the carrying value of goodwill exceeds the estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value with a charge against earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the acquisition could negatively impact the Company’s results of operations.

Failure to execute certain asset divestitures could adversely affect Dow’s financial condition and results of operations.
The Company is focused on reducing its indebtedness and intends to pursue a strategy of divesting certain assets to achieve that goal. If the Company is unable to successfully sell such assets, Dow could have difficulty reducing its indebtedness, which could result in further downgrades of its credit ratings and adversely affect the Company’s financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2009:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company’s publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program
Period	Total number of shares purchased (1)	Average price paid per share
January 2009	-	-	-	-
February 2009	477,588	$9.78	-	-
March 2009	543	$6.73	-	-
First quarter 2009	478,131	$9.78	-	-
(1)	Represents shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 57 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report:  AFFINITY, AIRSTONE, AMBITROL, AMPLIFY, ASPUN, ATTANE, BETAFOAM, BETAMATE, BETASEAL, CALIBRE, CANGUARD, CARBITOL, CARBOWAX, CELLOSIZE, CELLOSOLVE, CLEAR+STABLE, COMBOTHERM, CONTINUUM, CYCLOTENE, D.E.H., D.E.N., D.E.R., DOW, DOW XLA, DOWANOL, DOWCAL, DOWEX, DOWFAX, DOWFLAKE, DOWFROST, DOWICIDE, DOWLEX, DOWPER, DOWTHERM, ECHELON, ELITE, EMERGE, ENFORCER, ENGAGE, ENHANCER, EVOCAR, FILMTEC, FLEXOMER, FORTEFIBER, FORTEGRA, FOUNDATIONS, FROTH-PAK, GREAT STUFF, HYPOL, IMPAXX, INSPIRE, INSTA-STIK, INTEGRAL, ISONATE, ISOPLAST, LIQUIDOW, LP OXO, MAGNUM, MAXICHECK, MAXISTAB, METEOR, METHOCEL, MONOTHANE, NEOCAR, NORDEL, NORKOOL, NORMAX, PAPI, PELADOW, PELLETHANE, POLYOX, POLYPHOBE, PRIMACOR, PROCITE, PULSE, REDI-LINK, RENUVA, SAFE-TAINER, SARAN, SARANEX, SATINFX, SATISFIT, SELECTOR, SENTRY, SHAC, SI-LINK, SILK, SOLTERRA, SPECFLEX, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SYNALOX, TERGITOL, THERMAX, TILE BOND, TRAFFIDECK, TRENCHCOAT, TRITON, TUFLIN, TYRIL, TYRIN, UCAR, UCARE, UCARHIDE, UCARSOL, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL, VERDISEAL, VERSENE, VERSIFY, VORACOR, VORACTIV, VORALAST, VORALUX, VORAMER, VORANATE, VORANOL, VORASTAR, WALOCEL, WALSRODER, WEATHERMATE, XITRACK

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report:  AGROMEN, BRODBECK, CLINCHER, DAIRYLAND, DELEGATE, DITHANE, EXZACT, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, RENZE, SENTRICON, SIMPLICITY, STARANE, TELONE, TORDON, TRACER NATURALYTE, TRIUMPH, VIKANE, WIDESTRIKE

The following trademark of Ann Arbor Technical Services, Inc. appears in this report:  GeoMorph

The Dow Chemical Company and Subsidiaries
Signature

Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant

Date: May 4, 2009

/s/ WILLIAM H. WEIDEMAN
  William H. Weideman
  Vice President and Controller

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

2(d)
Stock Purchase Agreement, dated as of April 1, 2009, between Rohm and Haas Company and K+S Aktiengesellschaft, incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed on April 7, 2009.

3(i)(a)
Certificate of Designations for the Cumulative Convertible Perpetual Preferred Stock, Series A, as filed with the Secretary of State, State of Delaware on March 31, 2009, incorporated by reference to Exhibit 3.1 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

3(i)(b)
Certificate of Designations for the Cumulative Perpetual Preferred Stock, Series B, as filed with the Secretary of State, State of Delaware on March 31, 2009, incorporated by reference to Exhibit 3.2 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

3(i)(c)
Certificate of Designations for the Cumulative Convertible Perpetual Preferred Stock, Series C, as filed with the Secretary of State, State of Delaware on March 31, 2009, incorporated by reference to Exhibit 3.3 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

10(b)	A copy of The Dow Chemical Company 1979 Award and Option Plan, as amended and restated on May 13, 1983.

10(b)(i)	A copy of a resolution adopted by the Board of Directors of The Dow Chemical Company on April 12, 1984 amending The Dow Chemical Company 1979 Award and Option Plan.

10(b)(ii)	A copy of a resolution adopted by the Board of Directors of The Dow Chemical Company on April 18, 1985 amending The Dow Chemical Company 1979 Award and Option Plan.

10(b)(iii)	A copy of a resolution adopted by the Executive Committee of the Board of Directors of The Dow Chemical Company on October 30, 1987 amending The Dow Chemical Company 1979 Award and Option Plan.

10(e)	A copy of The Dow Chemical Company Dividend Unit Plan.

10(i)	A copy of The Dow Chemical Company 1994 Non-Employee Directors’ Stock Plan.

10(mm)(i)
First Amendment to the Term Loan Agreement, dated as of March 4, 2009, among The Dow Chemical Company, the lenders party to the Term Loan Agreement dated as of September 8, 2008, Citibank, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co-syndication agents, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on March 6, 2009.

10(pp)
Securities Issuance Letter, dated March 4, 2009, among The Dow Chemical Company, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on March 6, 2009.

10(qq)
Commitment to Close, dated March 9, 2009, among The Dow Chemical Company, Ramses Acquisition Corp. and Rohm and Haas Company, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on March 12, 2009.

10(rr)
Investment Agreement, dated March 9, 2009, among The Dow Chemical Company, Paulson & Co. Inc. and the Haas Family Trusts, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on March 12, 2009.

10(ss)
Letter Agreement, dated March 9, 2009, among The Dow Chemical Company, Ramses Acquisition Corp. and the Haas Family Trusts, incorporated by reference to Exhibit 10.3 to The Dow Chemical Company Current Report on Form 8-K filed on March 12, 2009.

10(tt)
Letter Agreement, dated March 9, 2009, among The Dow Chemical Company, Ramses Acquisition Corp. and Paulson & Co. Inc., incorporated by reference to Exhibit 10.4 to The Dow Chemical Company Current Report on Form 8-K filed on March 12, 2009.

12.1	Computation of Ratio of Earnings to Fixed charges.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Replacement Capital Covenant, dated April 1, 2009, relating to the Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 99.2 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.2
Replacement Capital Covenant, dated April 1, 2009, relating to the Cumulative Convertible Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 99.3 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.3	Guarantee relating to the 5.60% Notes of Rohm and Haas Company, incorporated by reference to Exhibit 99.4 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.4	Guarantee relating to the 6.00% Notes of Rohm and Haas Company, incorporated by reference to Exhibit 99.5 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.5	Guarantee relating to the 9.80% Debentures of Rohm and Haas Company, incorporated by reference to Exhibit 99.6 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.