Form 10-Q
period 2009-06-30
DOW CHEMICAL CO /DE/
filed 2009-08-03
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

Commission File Number:  1-3433

THE DOW CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1285128 (I.R.S. Employer Identification No.)
2030 DOW CENTER, MIDLAND, MICHIGAN 48674 (Address of principal executive offices) (Zip Code) 989-636-1000 (Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                     ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                           ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Class Common Stock, par value $2.50 per share	Outstanding at June 30, 2009 1,143,619,623 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions, except per share amounts (Unaudited)	2009	2008	2009	2008
Net Sales	$11,322	$16,349	$20,363	$31,140
Cost of sales	9,764	14,621	17,902	27,505
Research and development expenses	381	335	673	666
Selling, general and administrative expenses	663	514	1,106	1,012
Amortization of intangibles	112	25	134	47
Restructuring charges	662	-	681	-
Acquisition-related expenses	52	-	100	-
Equity in earnings of nonconsolidated affiliates	122	251	187	525
Sundry income - net	23	37	20	83
Interest income	9	25	21	49
Interest expense and amortization of debt discount	525	151	679	296
Income (Loss) from Continuing Operations Before Income Taxes	(683)	1,016	(684)	2,271
Provision (Credit) for income taxes	(248)	240	(273)	536
Net Income (Loss) from Continuing Operations	(435)	776	(411)	1,735
Income from discontinued operations, net of income taxes	103	5	114	11
Net Income (Loss)	(332)	781	(297)	1,746
Net income attributable to noncontrolling interests	12	19	23	43
Net Income (Loss) Attributable to The Dow Chemical Company	(344)	762	(320)	1,703
Preferred stock dividends	142	-	142	-
Net Income (Loss) Available for The Dow Chemical Company Common Stockholders	$(486)	$762	$(462)	$1,703

Per Common Share Data:
Net income (loss) from continuing operations available for common stockholders	$(0.57)	$0.81	$(0.59)	$1.81
Discontinued operations attributable to common stockholders	0.10	0.01	0.12	0.01
Earnings (Loss) per common share - basic	$(0.47)	$0.82	$(0.47)	$1.82

Net income (loss) from continuing operations available for common stockholders	$(0.57)	$0.81	$(0.59)	$1.79
Discontinued operations attributable to common stockholders	0.10	-	0.12	0.01
Earnings (Loss) per common share - diluted	$(0.47)	$0.81	$(0.47)	$1.80

Common stock dividends declared per share of common stock	$0.15	$0.42	$0.30	$0.84
Weighted-average common shares outstanding - basic	1,026.1	929.8	975.8	936.0
Weighted-average common shares outstanding - diluted	1,035.5	939.4	983.8	945.5

Depreciation	$624	$497	$1,079	$992
Capital Expenditures	$325	$597	$559	$956
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets
	June 30,	Dec. 31,
In millions (Unaudited)	2009	2008
Assets
Current Assets
Cash and cash equivalents	$2,648	$ 2,800
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2009: $145; 2008: $124)	5,531	3,782
Other	3,072	3,074
Inventories	6,684	6,036
Deferred income tax assets - current	448	368
Total current assets	18,383	16,060
Investments
Investment in nonconsolidated affiliates	3,027	3,204
Other investments	2,492	2,245
Noncurrent receivables	329	276
Total investments	5,848	5,725
Property
Property	51,673	48,391
Accumulated depreciation	34,296	34,097
Net property	17,377	14,294
Other Assets
Goodwill	13,248	3,394
Other intangible assets (net of accumulated amortization - 2009: $995; 2008: $825)	5,296	829
Deferred income tax assets - noncurrent	2,362	3,900
Asbestos-related insurance receivables - noncurrent	627	658
Deferred charges and other assets	924	614
Assets held for sale	2,103	-
Total other assets	24,560	9,395
Total Assets	$66,168	$ 45,474

Liabilities and Equity
Current Liabilities
Notes payable	$695	$ 2,360
Long-term debt due within one year	1,090	1,454
Accounts payable:
Trade	3,394	3,306
Other	2,038	2,227
Income taxes payable	125	637
Deferred income tax liabilities - current	93	88
Dividends payable	274	411
Accrued and other current liabilities	3,418	2,625
Total current liabilities	11,127	13,108
Long-Term Debt	21,983	8,042
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,446	746
Pension and other postretirement benefits - noncurrent	6,620	5,466
Asbestos-related liabilities - noncurrent	793	824
Other noncurrent obligations	3,411	3,208
Liabilities held for sale	565	-
Total other noncurrent liabilities	12,835	10,244
Preferred Securities of Subsidiaries	-	500
Stockholders' Equity
Preferred stock, series A ($1.00 par, $1,000 liquidation preference, 4,000,000 shares)	4,000	-
Common stock	2,906	2,453
Additional paid-in capital	2,010	872
Retained earnings	16,242	17,013
Accumulated other comprehensive loss	(4,047)	(4,389)
Unearned ESOP shares	(541)	-
Treasury stock at cost	(851)	(2,438)
The Dow Chemical Company's stockholders' equity	19,719	13,511
Noncontrolling interests	504	69
Total equity	20,223	13,580
Total Liabilities and Equity	$66,168	$ 45,474
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
	Six Months Ended
	June 30,	June 30,
In millions (Unaudited)	2009	2008
Operating Activities
Net Income (Loss)	$(297)	$1,746
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,271	1,143
Provision (Credit) for deferred income tax	(486)	137
Earnings of nonconsolidated affiliates less than dividends received	430	89
Pension contributions	(127)	(79)
Net loss (gain) on sales of consolidated companies	7	(26)
Net gain on sales of investments	(8)	(26)
Net gain on sales of property and businesses	(189)	(28)
Other net loss (gain)	13	(18)
Restructuring charges	676	-
Excess tax benefits from share-based payment arrangements	-	(2)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(949)	(1,489)
Inventories	357	(847)
Accounts payable	(552)	1,169
Other assets and liabilities	(83)	(353)
Cash provided by operating activities	63	1,416
Investing Activities
Capital expenditures	(559)	(956)
Proceeds from sales of property, businesses and consolidated companies	265	149
Purchase of previously leased assets	-	(63)
Investments in consolidated companies, net of cash acquired	(14,834)	(231)
Investments in nonconsolidated affiliates	(41)	(116)
Distributions from nonconsolidated affiliates	5	4
Purchase of unallocated Rohm and Haas ESOP shares	(552)	-
Purchases of investments	(230)	(511)
Proceeds from sales and maturities of investments	317	500
Cash used in investing activities	(15,629)	(1,224)
Financing Activities
Changes in short-term notes payable	(1,801)	738
Proceeds from revolving credit facility	3,000	-
Payments on revolving credit facility	(2,100)	-
Proceeds from Term Loan	9,226	-
Payments on Term Loan	(5,089)	-
Proceeds from issuance of long-term debt	5,160	981
Payments on long-term debt	(618)	(80)
Purchases of treasury stock	(5)	(804)
Proceeds from issuance of common stock	966	-
Proceeds from issuance of preferred stock	7,000	-
Proceeds from sales of common stock	553	53
Issuance costs for debt and equity securities	(368)	-
Excess tax benefits from share-based payment arrangements	-	2
Distributions to noncontrolling interests	(24)	(24)
Dividends paid to stockholders	(527)	(786)
Cash provided by financing activities	15,373	80
Effect of Exchange Rate Changes on Cash	41	103
Summary
Increase (Decrease) in cash and cash equivalents	(152)	375
Cash and cash equivalents at beginning of year	2,800	1,736
Cash and cash equivalents at end of period	$2,648	$2,111
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity
	Six Months Ended
	June 30,	June 30,
In millions (Unaudited)	2009	2008
Preferred Stock
Balance at beginning of year	-	-
Preferred stock issued	$7,000	-
Preferred stock repurchased	(2,500)	-
Preferred stock converted to common stock	(500)	-
Balance at end of period	4,000	-
Common Stock
Balance at beginning of year	2,453	$2,453
Common stock issued	453	-
Balance at end of period	2,906	2,453
Additional Paid-in Capital
Balance at beginning of year	872	902
Common stock issued	2,655	-
Sale of shares to ESOP	(1,529)	-
Stock-based compensation and allocation of ESOP shares	12	(98)
Balance at end of period	2,010	804
Retained Earnings
Balance at beginning of year	17,013	18,004
Net income (loss) available for The Dow Chemical Company common stockholders	(462)	1,703
Dividends declared on common stock (Per share: $0.30 in 2009, $0.84 in 2008)	(305)	(779)
Other	(4)	(9)
Balance at end of period	16,242	18,919
Accumulated Other Comprehensive Income (Loss), Net of Tax
Unrealized Gains (Losses) on Investments at beginning of year	(111)	71
Net change in unrealized gains (losses)	51	(84)
Balance at end of period	(60)	(13)
Cumulative Translation Adjustments at beginning of year	221	723
Translation adjustments	98	540
Balance at end of period	319	1,263
Pension and Other Postretirement Benefit Plans at beginning of year	(4,251)	(989)
Adjustments to pension and other postretirement benefit plans	39	17
Balance at end of period	(4,212)	(972)
Accumulated Derivative Gain (Loss) at beginning of year	(248)	25
Net hedging results	(68)	83
Reclassification to earnings	222	(12)
Balance at end of period	(94)	96
Total accumulated other comprehensive income (loss)	(4,047)	374
Unearned ESOP Shares
Balance at beginning of year	-	-
Shares acquired	(553)	-
Shares allocated to ESOP participants	12	-
Balance at end of period	(541)	-
Treasury Stock
Balance at beginning of year	(2,438)	(1,800)
Purchases	(5)	(846)
Sale of shares to ESOP	1,529	-
Issuance to employees and employee plans	63	229
Balance at end of period	(851)	(2,417)
The Dow Chemical Company's Stockholders' Equity	19,719	20,133
Noncontrolling Interests
Balance at beginning of year	69	414
Net income attributable to noncontrolling interests	23	43
Purchase of noncontrolling interest's share of subsidiary	-	(200)
Acquisition of Rohm and Haas Company noncontrolling interests	432	-
Other	(20)	(20)
Balance at end of period	504	237
Total Equity	$20,223	$20,370
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions (Unaudited)	2009	2008	2009	2008
Net Income (Loss)	$(332)	$781	$(297)	$1,746
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on investments	75	(55)	51	(84)
Translation adjustments	482	(33)	98	540
Adjustments to pension and other postretirement benefit plans	34	3	39	17
Net gains on cash flow hedging derivative instruments	36	44	154	71
Total other comprehensive income (loss)	627	(41)	342	544
Comprehensive Income	295	740	45	2,290
Comprehensive income attributable to noncontrolling interests, net of tax	12	19	23	43
Comprehensive Income Attributable to The Dow Chemical Company	$283	$721	$22	$2,247
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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Noncontrolling Interests
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” The Statement established accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary. The Statement was effective January 1, 2009 for the Company. The retrospective presentation and disclosure requirements outlined by SFAS No. 160 have been incorporated into this Quarterly Report on Form 10-Q for the interim period ended June 30, 2009.

The implementation of SFAS No. 160 revised all previous references to “minority interests” in the consolidated financial statements to “noncontrolling interests,” and resulted in the following changes:

•
The Consolidated Statements of Operations now present “Net Income (Loss),” which includes “Net income attributable to noncontrolling interests” and “Net Income (Loss) Attributable to The Dow Chemical Company.” “Net Income (Loss) Available for The Dow Chemical Company Common Stockholders” is equivalent to the previously reported “Net Income Available for Common Stockholders.” No change was required to the presentation of earnings per share by SFAS No. 160.

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

•	The Consolidated Statements of Cash Flows now begin with “Net Income (Loss)” instead of “Net Income Available for Common Stockholders.”
•	Interim Consolidated Statements of Equity have been added to fulfill the disclosure requirements of SFAS No. 160.

Other Accounting Pronouncements
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 157 for these assets and liabilities. Since the Company’s fair value measurements for nonfinancial assets and nonfinancial liabilities were consistent with the guidance of the Statement, the adoption of the Statement did not have a material impact on the Company’s consolidated financial statements. The Company’s enhanced disclosures are included in Note I.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement was effective for fiscal years and interim periods beginning after November 15, 2008, which was January 1, 2009 for the Company. The Company’s enhanced disclosures are included in Note H.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.” The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company is applying the guidance of the FSP to business combinations completed on or after January 1, 2009. See Note D for disclosures related to a recent business combination.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Company. The Company’s enhanced disclosures are included in Note H.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Company. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Company. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The Statement establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures. The Statement was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Company. The Company has evaluated subsequent events in accordance with the Statement through the filing of this Quarterly Report on Form 10-Q on August 3, 2009.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Statement is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for the Company, and interim periods within that annual reporting period. The Company is currently evaluating the impact of adopting the Statement on January 1, 2010.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The Statement is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for the Company, and interim periods within that annual reporting period. The Company is currently evaluating the impact of adopting the Statement on January 1, 2010.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” The Statement establishes the FASB Accounting Standards Codification, along with rules and interpretive releases of the U. S. Securities and Exchange Commission under authority of federal securities laws, as the source of authoritative GAAP in the United States. The Statement is effective for interim and annual reporting periods ending after September 15, 2009, which is September 30, 2009 for the Company. The Company will conform to the FASB Accounting Standards Codification in the Quarterly Report on Form 10-Q for the interim period ending September 30, 2009.

In July 2009, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance.” The Issue applies to entities that lend their own equity shares to underwriters to facilitate convertible debt offerings or other financing, and is effective for new share lending arrangements entered into in periods beginning on or after June 15, 2009, which is July 1, 2009 for the Company. The Issue becomes effective on a retroactive basis for any share lending arrangements outstanding in periods beginning on or after December 15, 2009, which is January 1, 2010 for the Company. The Company does not have arrangements of this nature, thus the Issue is not anticipated to have an impact on the Company’s consolidated financial statements.

NOTE C – RESTRUCTURING

2009 Restructuring
On June 30, 2009, the Company’s Board of Directors approved a restructuring plan related to the Company’s acquisition of Rohm and Haas Company (“Rohm and Haas”) as well as actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan includes the elimination of approximately 2,500 positions primarily resulting from synergies achieved as a result of the acquisition of Rohm and Haas. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily during the next two years. As a result of the restructuring activities, the Company recorded pretax restructuring charges of $677 million, consisting of asset write-downs and write-offs of $454 million, costs associated with exit or disposal activities of $68 million and severance costs of $155 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of operations and was reflected in the Company’s segment results as shown in the following table, which also reflects adjustments made in 2009 to the 2008 and 2007 restructuring charges, as discussed in the sections titled “2008 Restructuring” and “2007 Restructuring.”

2009 Restructuring Charges by Operating Segment
In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Electronic and Specialty Materials	$68	-	-	$68
Coatings and Infrastructure	167	$4	-	171
Performance Products	73	-	-	73
Basic Plastics	1	-	-	1
Basic Chemicals	75	-	-	75
Hydrocarbons and Energy	65	-	-	65
Corporate	5	64	$155	224
Total 2009 restructuring charges	$454	$68	$155	$677
Adjustments to 2008 restructuring:
Corporate	-	-	19	19
Adjustments to 2007 restructuring:
Health and Agricultural Sciences	-	(15)	-	(15)
Net 2009 restructuring charges	$454	$53	$174	$681

Details regarding the components of the 2009 restructuring charges are discussed below:

Impairment of Long-Lived Assets and Other Assets
The restructuring charges related to the write-down or write-off of assets in the second quarter of 2009 totaled $454 million. Write-downs were related to Dow’s facilities located in Hahnville and Plaquemine, Louisiana, the United States Federal Trade Commission (“FTC”) required divestiture of certain acrylic monomer and specialty latex assets in North America and other small manufacturing facilities where the combination of Dow and Rohm and Haas resulted in overlapping manufacturing capabilities. Details regarding these write-downs or write-offs are as follows:

•	Due to continued weakness in the global economy, the decision was made to shut down a number of hydrocarbon and basic chemicals facilities, with an impact of $126 million, including the following:
•
Ethylene manufacturing facility in Hahnville, Louisiana. A write-off of the net book value of the related buildings, machinery and equipment against the Hydrocarbons and Energy segment was recorded. The facility shut down in the second quarter of 2009.

•
Ethylene oxide/ethylene glycol manufacturing facility in Hahnville, Louisiana. A write-off of the net book value of the related buildings, machinery and equipment against the Basic Chemicals segment was recorded. The facility shut down in the second quarter of 2009.

•
Ethylene dichloride and vinyl chloride monomer manufacturing facility in Plaquemine, Louisiana. A write-down of the net book value of the related buildings, machinery and equipment against the Basic Chemicals segment was recorded. The facility will shut down in mid-2011.

•	With the completion of the Company’s acquisition of Rohm and Haas the following charges were recognized:
•
Due to an expected loss arising from the FTC required divestitures of certain acrylic monomer and specialty latex assets within eight months of the closing of the acquisition of Rohm and Haas, the Company recognized an impairment charge of $205 million against the Coatings and Infrastructure ($134 million) and Performance Products ($71 million) segments in the second quarter of 2009.

•
The decision was made to shut down a number of small manufacturing facilities to optimize the assets of the Company. Write-downs or write-offs of $96 million were recorded in the second quarter of 2009, primarily impacting the Electronic and Specialty Materials ($66 million) and Coatings and Infrastructure ($28 million) segments.

The restructuring charges in the second quarter of 2009 also included the write-off of capital project spending ($20 million) and other assets ($7 million) associated with plant closures. These charges were reflected in the results of the operating segments impacted by the restructuring activities.

Costs Associated with Exit or Disposal Activities
The restructuring charges for costs associated with exit or disposal activities totaled $68 million in the second quarter of 2009 and included environmental remediation of $64 million, impacting Corporate, with the remainder relating to contract termination fees and other charges.

Severance Costs
The restructuring charges included severance of $155 million for the separation of approximately 2,500 employees under the terms of the Company’s ongoing benefit arrangements, primarily over the next two years. These costs were charged against Corporate. At June 30, 2009, severance of $5 million had been paid and a liability of $150 million remained for approximately 2,320 employees.

The following table summarizes the activities related to the Company’s restructuring reserve:

2009 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the second quarter of 2009	$454	$68	$155	$677
Cash payments	-	-	(5)	(5)
Charges against reserve	(454)	-	-	(454)
Reserve balance at June 30, 2009	-	$68	$150	$218

Dow expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Restructuring Reserve Assumed from Rohm and Haas
Included in liabilities assumed in the April 1, 2009 acquisition of Rohm and Haas was a reserve of $122 million for severance and employee benefits for the separation of 1,255 employees under the terms of Rohm and Haas’ ongoing benefit arrangement. The separations resulted from plant shutdowns, production schedule adjustments, productivity improvements and reductions in support services. Cash payments are expected to be paid over the next two years. In the second quarter of 2009, severance of $24 million was paid, leaving a currency adjusted liability of $94 million for approximately 847 employees at June 30, 2009.

Restructuring Reserve Assumed from Rohm and Haas In millions	Severance and Employee Benefits
Reserve balance assumed on April 1, 2009	$122
Cash payments	(24)
Foreign currency impact	(4)
Reserve balance at June 30, 2009	$94

2008 Restructuring
On December 5, 2008, the Company’s Board of Directors approved a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the recent, severe economic downturn. The restructuring plan includes the shutdown of a number of facilities and a global workforce reduction, which are targeted to be completed by the end of 2010. As a result of the shutdowns and global workforce reduction, the Company recorded pretax restructuring charges of $785 million in the fourth quarter of 2008. The charges consisted of asset write-downs and write-offs of $336 million, costs associated with exit or disposal activities of $128 million and severance costs of $321 million. The impact of the charges was shown as “Restructuring charges” in the 2008 consolidated statements of operations.

The severance component of the 2008 restructuring charges of $321 million was for the separation of approximately 3,000 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At December 31, 2008, a liability of $319 million remained for approximately 2,965 employees. During the first quarter of 2009, the Company increased the severance reserve by a net amount of $19 million, including approximately 500 additional employees. For the six-month period ended June 30, 2009, severance of $236 million was paid, and a currency adjusted liability of $104 million remained for approximately 838 employees.

The following table summarizes 2009 activities related to the Company’s 2008 restructuring reserve:

2009 Activities Related to 2008 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$128	$319	$447
Adjustment to reserve	-	19	19
Cash payments	-	(123)	(123)
Foreign currency impact	-	(5)	(5)
Reserve balance at March 31, 2009	$128	$210	$338
Cash payments	-	(113)	(113)
Foreign currency impact	4	7	11
Reserve balance at June 30, 2009	$132	$104	$236

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

The severance component of the 2007 restructuring charges of $86 million was for the separation of approximately 978 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At December 31, 2008, a liability of $37 million remained for approximately 527 employees. For the six-month period ended June 30, 2009, severance of $17 million was paid, and a currency adjusted liability of $20 million remained for approximately 245 employees.

Cash payments of $18 million in the first quarter and $18 million in the second quarter were made in 2009 related to contract termination fees.

In the second quarter of 2009, the Company reduced the reserve related to contract termination fees as a result of the Company’s acquisition of Rohm and Haas, impacting the Health and Agricultural Sciences segment. The initial liability established in 2007 included contract termination fees related to the cancellation of contract manufacturing agreements between the Company and Rohm and Haas. Following completion of the acquisition, the liability for these fees was reversed.

The following table summarizes 2009 activities related to the Company’s 2007 restructuring reserve:

2009 Activities Related to 2007 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$93	$37	$130
Cash payments	(18)	(12)	(30)
Foreign currency impact	1	(1)	-
Reserve balance at March 31, 2009	$76	$24	$100
Cash payments	(18)	(5)	(23)
Adjustment to reserve	(15)	-	(15)
Foreign currency impact	7	1	8
Reserve balance at June 30, 2009	$50	$20	$70

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

The shutdowns and optimization activities related to the 2006 restructuring plan are substantially complete, with remaining liabilities related to environmental remediation and pension to be paid over time.

NOTE D – ACQUISITIONS

Acquisition of Rohm and Haas
On April 1, 2009, the Company completed the acquisition of Rohm and Haas. Pursuant to the July 10, 2008 Agreement and Plan of Merger (the “Merger Agreement”), Ramses Acquisition Corp., a direct wholly owned subsidiary of the Company, merged with and into Rohm and Haas (the “Merger”), with Rohm and Haas continuing as the surviving corporation and becoming a direct wholly owned subsidiary of the Company.

The Company pursued the acquisition of Rohm and Haas to make the Company a leading specialty chemicals and advanced materials company, combining the two organizations’ best-in-class technologies, broad geographic reach and strong industry channels to create a business portfolio with significant growth opportunities.

The acquisition of Rohm and Haas was accounted for under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

Pursuant to the terms and conditions of the Merger Agreement, each outstanding share of Rohm and Haas common stock was converted into the right to receive cash of $78 per share, plus additional cash consideration of $0.97 per share. The additional cash consideration represented 8 percent per annum on the $78 per share consideration from January 10, 2009 to the closing of the Merger, less dividends declared by Rohm and Haas with a dividend record date between January 10, 2009 and the closing of the Merger. All options to purchase shares of common stock of Rohm and Haas granted under the Rohm and Haas stock option plans and all other Rohm and Haas equity-based compensation awards, whether vested or unvested as of April 1, 2009, became fully vested and converted into the right to receive cash of $78.97 per share, less any applicable exercise price. Total cash consideration paid to Rohm and Haas shareholders was $15,681 million. As part of the purchase price, $552 million in cash was paid to the Rohm and Haas Company Employee Stock Ownership Plan (“Rohm and Haas ESOP”) on April 1, 2009 for 7.0 million shares of Rohm and Haas common stock held by the Rohm and Haas ESOP.

As a condition of the FTC’s approval of the Merger, the Company is required to divest a portion of its acrylic monomer business, a portion of its specialty latex business and its hollow sphere particle business within eight months of the closing of the Merger. Total net sales and cost of sales for these businesses amounted to approximately one percent of the Company’s 2008 net sales and cost of sales.

Following is the amount of net sales and earnings from the Rohm and Haas acquired businesses included in the Company’s results since the April 1, 2009 acquisition. Included in the results from Rohm and Haas was $257 million of restructuring charges (see Note C for information regarding the Company’s 2009 restructuring activities) and a one-time increase in cost of sales of $209 million related to the fair value step-up of inventories acquired from Rohm and Haas and sold in the second quarter of 2009.

Rohm and Haas Results of Operations In millions	April 1 - June 30, 2009
Net sales	$1,849
Loss from Continuing Operations Before Income Taxes	$(339)

The following table provides actual results of operations for the three-month period ended June 30, 2009, pro forma results of operations for the three-month period ended June 30, 2008 and pro forma results of operations for the six-month periods ended June 30, 2009 and June 30, 2008, as if Rohm and Haas had been acquired on January 1 of each year. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Rohm and Haas resulting from the fair valuation of assets acquired and the impact of acquisition financing in place at June 30, 2009. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Rohm and Haas. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

Pro Forma Results of Operations	Three Months Ended		Six Months Ended
In millions, except per share amounts	Actual June 30, 2009	Pro Forma June 30, 2008	Pro Forma June 30, 2009	Pro Forma June 30, 2008
Net sales	$11,322	$18,913	$22,132	$36,208
Net income (loss) available for The Dow Chemical Company common stockholders	$(486)	$589	$(887)	$1,283
Earnings (Loss) per common share - diluted	$(0.47)	$0.53	$(0.79)	$1.15

The following table summarizes the fair values of the assets acquired and liabilities assumed from Rohm and Haas on April 1, 2009. The valuation process is not complete. Final determination of the fair values may result in further adjustments to the values presented below.

Assets Acquired and Liabilities Assumed In millions	On April 1, 2009
Purchase Price	$15,681
Fair Value of Assets Acquired
Current assets	$2,710
Property	3,930
Other intangible assets (1)	4,475
Other assets	1,288
Net assets of the Salt business (2)	1,475
Total Assets Acquired	$13,878
Fair Value of Liabilities and Noncontrolling Interests Assumed
Current liabilities	$1,218
Long-term debt	2,528
Accrued and other liabilities and noncontrolling interests	702
Pension benefits	1,119
Deferred tax liabilities – noncurrent	2,482
Total Liabilities and Noncontrolling Interests Assumed	$8,049
Goodwill (1)	$9,852
(1) See Note G for additional information.
(2) Morton International, Inc.; see Note E.

The fair value of receivables acquired (net of the Salt business) was $1,001 million, with gross contractual amounts receivable of $1,048 million. Liabilities assumed from Rohm and Haas on April 1, 2009 included certain contingent environmental liabilities valued at $159 million and a liability of $185 million related to Rohm and Haas Pension Plan matters (see Note J), which were valued in accordance with SFAS No. 5, “Accounting for Contingencies.” Operating loss carryforwards of $2,189 million were acquired from Rohm and Haas at April 1, 2009, $137 million of which were subject to expiration in 2009 through 2013.

The following table summarizes the major classes of assets and liabilities underlying the deferred tax liabilities resulting from the acquisition of Rohm and Haas:

Deferred Tax Liabilities In millions	On April 1, 2009
Intangible assets	$1,196
Property	504
Long-term debt	238
Inventory	80
Other accruals and reserves	464
Total Deferred Tax Liabilities	$2,482

The acquisition resulted in the recognition of $9,852 million of goodwill, which is not deductible for tax purposes. See Note G for further information on goodwill including the allocation by segment.

Goodwill largely consists of expected synergies resulting from the acquisition. Key areas of cost savings include increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead for shared services and governance. The Company also anticipates that the transaction will produce significant growth synergies through the application of each company’s innovative technologies and as a result of the combined businesses’ broader product portfolio in key industry segments with strong global growth rates.

Financing for the Rohm and Haas Acquisition
Financing for the acquisition of Rohm and Haas included debt and equity financing (see Notes K, O and P).

Acquisition-Related Expenses
During the second quarter of 2009, pretax charges totaling $52 million ($100 million during the first six months of 2009) were recorded for legal expenses and other transaction costs related to the April 1, 2009 acquisition of Rohm and Haas. These charges were expensed in accordance with SFAS 141R, recorded in “Acquisition-related expenses” and reflected in Corporate. An additional $34 million of acquisition-related retention expenses were incurred during the second quarter of 2009 and recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” and reflected in Corporate.

NOTE E – DIVESTITURES

Divestiture of the Rohm and Haas Salt Business
On April 1, 2009, the Company announced the entry into a definitive agreement to sell the stock of Morton International, Inc. (“Morton”), the Salt business of Rohm and Haas, to K+S Aktiengesellschaft. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close in 2009. The transaction values Morton at $1,675 million, with proceeds subject to customary post-closing adjustments. Net proceeds from the sale are anticipated to be used to pay down long-term debt. The results of operations for the Salt business are reported in Corporate. The following table provides the major classes of assets and liabilities related to Morton, which have been presented as noncurrent assets and liabilities held for sale in the consolidated balance sheets:

Assets and Liabilities Held for Sale In millions	At June 30, 2009
Current assets	$286
Property	398
Other intangible assets	1,318
Deferred charges and other assets	101
Assets held for sale	$2,103
Current liabilities	$136
Deferred income tax liabilities - noncurrent	334
Pension and other post retirement benefits	82
Other noncurrent obligations	13
Liabilities held for sale	$565

Divestiture of the Calcium Chloride Business
On June 30, 2009, the Company completed the sale of the Calcium Chloride business and recognized a pretax gain of $162 million. The results of the Calcium Chloride business, including the second quarter of 2009 gain on the sale, are reflected as “Income from discontinued operations, net of income taxes” in the consolidated statements of operations for all periods presented.

The following table presents the results of discontinued operations:

Discontinued Operations	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	$24	$31	$70	$64
Income before income taxes	$164	$8	$182	$17
Provision for income taxes	$61	$3	$68	$6
Income from discontinued operations, net of income taxes	$103	$5	$114	$11

NOTE F – INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	June 30, 2009	Dec. 31, 2008
Finished goods	$3,596	$3,351
Work in process	1,656	1,217
Raw materials	745	830
Supplies	687	638
Total inventories	$6,684	$6,036

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $515 million at June 30, 2009 and $627 million at December 31, 2008.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Electronic and Specialty Materials	Coatings and Infrastructure	Health and Ag Sciences	Perf Systems	Perf Products	Basic Plastics	Hydrocarbons and Energy	Total
Balance at Dec. 31, 2008	$785	$91	$1,391	$572	$427	$65	$63	$3,394
Goodwill related to 2009 acquisition of Rohm and Haas	3,806	5,061	188	385	412	-	-	9,852
Adjustment related to 2008 acquisition of:
Dairyland Seed Co., Inc.	-	-	(1)	-	-	-	-	(1)
Stevens Roofing Systems	-	3	-	-	-	-	-	3
Balance at June 30, 2009	$4,591	$5,155	$1,578	$957	$839	$65	$63	$13,248

The recording of the April 1, 2009 acquisition of Rohm and Haas (see Note D) resulted in goodwill of $9,852 million, which is not deductible for tax purposes. Intangible assets acquired with the acquisition amounted to $4,475 million as shown below:

Rohm and Haas Intangible Assets In millions	Gross Carrying Amount	Weighted-average Amortization Period
Intangible assets with finite lives:
Licenses and intellectual property	$1,368	10 years
Software	73	5 years
Trademarks	482	10 years
Customer related	2,478	16 years
Total intangible assets, finite lives	$4,401	10 years
In-process R&D, indefinite lives	74	-
Total intangible assets	$4,475

Goodwill Impairments
During the fourth quarter of 2008, the Company recorded an estimated goodwill impairment loss of $209 million for the Dow Automotive reporting unit. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the second step of goodwill impairment testing to determine the implied fair value of goodwill for the Dow Automotive reporting unit was finalized in the first quarter of 2009. No adjustment was required to be made to the estimated impairment loss based on completion of the allocation process.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2009			At December 31, 2008
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,677	$(237)	$1,440	$316	$(192)	$124
Patents	140	(104)	36	139	(100)	39
Software	813	(395)	418	700	(363)	337
Trademarks	654	(78)	576	169	(61)	108
Customer related	2,798	(124)	2,674	210	(66)	144
Other	133	(57)	76	120	(43)	77
Total intangible assets, finite lives	$6,215	$(995)	$5,220	$1,654	$(825)	$829
In-process R&D, indefinite lives	76	-	76	-	-	-
Total intangible assets	$6,291	$(995)	$5,296	$1,654	$(825)	$829

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Other intangible assets, excluding software	$112	$25	$134	$47
Software, included in “Cost of sales”	$19	$11	$33	$22

Total estimated amortization expense for 2009 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2009	$435
2010	$527
2011	$516
2012	$496
2013	$474
2014	$463

NOTE H – FINANCIAL INSTRUMENTS

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The unrealized gains recognized during the six-month reporting period ended June 20, 2009, on trading securities still held at June 30, 2009 were $3 million.

Investing Results
In millions	Six Months Ended June 30, 2009
Proceeds from sales of available-for-sale securities	$210
Gross realized gains	$4
Gross realized losses	$(16)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at June 30, 2009
In millions	Amortized Cost	Fair Value
Within one year	$54	$54
One to five years	599	624
Six to ten years	619	651
After ten years	303	307
Total	$1,575	$1,636

At June 30, 2009 and December 31, 2008, the Company also had $650 million and $250 million of held-to-maturity securities (primarily Treasury bills) classified as cash equivalents, as these securities have original maturities of three months or less. The Company’s investments in held to maturity securities are held at amortized cost, which approximates fair value.

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Temporarily Impaired Securities at June 30, 2009
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$56	$(1)	-	-	$56	$(1)
Corporate bonds	140	(6)	$33	(4)	173	(10)
Other	-	-	1	-	1	-
Total debt securities	$196	$(7)	$34	$(4)	$230	$(11)
Equity securities	142	(42)	123	(55)	265	(97)
Total temporarily impaired securities	$338	$(49)	$157	$(59)	$495	$(108)

Temporarily Impaired Securities at December 31, 2008
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$14	-	-	-	$14	-
Corporate bonds	388	$(35)	$8	$(1)	396	$(36)
Other	4	-	2	-	6	-
Total debt securities	$406	$(35)	$10	$(1)	$416	$(36)
Equity securities	268	(152)	37	(25)	305	(177)
Total temporarily impaired securities	$674	$(187)	$47	$(26)	$721	$(213)

Portfolio managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the second quarter of 2009.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies also allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or Dow Jones index. The decrease in temporarily impaired equity securities from December 31, 2008 to June 30, 2009 relates to the broad recovery in the equity markets during the second quarter of 2009. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. In the first six months of 2009, other-than-temporary impairment write-downs were $64 million. In 2008, other-than-temporary impairment write-downs were $42 million.

The aggregate cost of the Company’s cost method investments totaled $131 million at June 30, 2009 and $104 million at December 31, 2008. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. At June 30, 2009, the Company’s impairment analysis identified indicators which resulted in an adjustment to the cost basis of these investments of $3 million. There were no material impairment indicators or circumstances at December 31, 2008 that would result in a material adjustment to the cost basis of these investments.

The following table summarizes the fair value of financial instruments at June 30, 2009 and December 31, 2008:

Fair Value of Financial Instruments
	At June 30, 2009				At December 31, 2008
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$1,575	$72	$(11)	$1,636	$1,443	$88	$(36)	$1,495
Equity securities	488	28	(97)	419	518	17	(177)	358
Total marketable securities	$2,063	$100	$(108)	$2,055	$1,961	$105	$(213)	$1,853
Long-term debt including debt due within one year (2)	$(23,073)	$1,079	$(141)	$(22,135)	$(9,496)	$551	$(38)	$(8,983)
Derivatives relating to:
Foreign currency	-	$62	$(123)	$(61)	-	$122	$(163)	$(41)
Commodities	-	$22	$(68)	$(46)	-	$65	$(220)	$(155)
(1) Included in “Other investments” in the consolidated balance sheets.
(2) Cost includes fair value adjustments per SFAS No. 133 of $26 million in 2009 and $27 million in 2008.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. The Company does not anticipate losses from credit risk and the net cash requirements arising from risk management activities are not expected to be material in 2009. No significant concentration of credit risk existed at June 30, 2009.

The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors and revises its strategies as market conditions dictate.

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At June 30, 2009, the Company had open interest rate swaps with maturity dates prior to 2011.

Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts, options and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At June 30, 2009, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the third quarter of 2009.

Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At June 30, 2009, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates, primarily in 2009.

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

The net loss from previously terminated interest rate cash flow hedges included in AOCI at June 30, 2009 was $5 million after tax ($9 million after tax at December 31, 2008). The Company had open interest rate derivatives with a notional U.S. dollar equivalent of $29 million at June 30, 2009.

At June 30, 2009, the Company had open foreign currency forward contracts in a net loss position of $16 million (net gain position of $9 million at December 31, 2008) designated as cash flow hedges of underlying forecasted purchases of feedstocks. Current open contracts hedge forecasted transactions until December 2009. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at June 30, 2009 was $6 million after tax ($15 million net gain after tax at December 31, 2008). At June 30, 2009, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $1,799 million.

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until March 2010. The effective portion of the mark-to-market effects of the cash flow hedge instruments is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCI at June 30, 2009 was $68 million after tax (net loss of $239 million after tax at December 31, 2008). At June 30, 2009, the Company had no material net outstanding commodity forward contracts to hedge forecasted transactions.

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of operations. The short-cut method under SFAS No. 133 is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at June 30, 2009 and December 31, 2008.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net loss of $34 million after tax at June 30, 2009 (net gain of $36 million after tax at December 31, 2008). At June 30, 2009, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies that were designated as net foreign investment hedges. At June 30, 2009, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $2,084 million.

Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria of SFAS No. 133. At June 30, 2009, the Company had net derivative assets of $2 million and net derivative liabilities of $1 million related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the consolidated statements of operations. At December 31, 2008, the Company had net derivative assets of $19 million and net derivative liabilities of $17 million related to these instruments. The Company had no material net outstanding commodity forward contracts at June 30, 2009.

The Company also uses foreign exchange forward contracts, options and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency and interest rate exposure. At June 30, 2009, the Company had net derivative assets of $54 million ($111 million at December 31, 2008) and net derivative liabilities of $99 million ($160 million at December 31, 2008) related to these instruments. The Company had open forward contracts, options and cross-currency swaps with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $15.4 billion at June 30, 2009.

The following table provides the fair value and gross balance sheet classification of derivative instruments at June 30, 2009 and December 31, 2008:

Fair Value of Derivative Instruments
In millions	Balance Sheet Classification	June 30, 2009	Dec. 31, 2008
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$38	$77
Commodities	Accounts and notes receivable – Other	45	68
Total derivatives designated as hedges		$83	$145
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$119	$235
Commodities	Accounts and notes receivable – Other	15	63
Total derivatives not designated as hedges		$134	$298
Total asset derivatives		$217	$443
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$54	$69
Commodities	Accounts payable – Other	92	262
Commodities	Other noncurrent obligations	-	22
Total derivatives designated as hedges		$146	$353
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$164	$284
Commodities	Accounts payable – Other	14	61
Total derivatives not designated as hedges		$178	$345
Total liability derivatives		$324	$698

Effect of Derivative Instruments for the three months ended June 30, 2009 In millions	Change in Unrealized Loss in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain Recognized in Income (3,4)
Derivatives designated as hedges:
Cash flow:
Interest rates	-	Cost of sales	$(3)	-
Commodities	$(1)	Cost of sales	(46)	-
Foreign currency	-	Cost of sales	6	-
Net foreign investment:
Foreign currency	(1)	n/a	-	-
Total derivatives designated as hedges	$(2)		$(43)	-
Derivatives not designated as hedges:
Foreign currency (5)	-	Sundry income – net	-	$63
Total derivatives	$(2)		$(43)	$63

Effect of Derivative Instruments for the six months ended June 30, 2009 In millions	Change in Unrealized Loss in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Loss Recognized in Income (3,4)
Derivatives designated as hedges:
Cash flow:
Interest rates	-	Cost of sales	$(6)	-
Commodities	$(6)	Cost of sales	(233)	$(1)
Foreign currency	(10)	Cost of sales	17	-
Net foreign investment:
Foreign currency	(4)	n/a	-	-
Total derivatives designated as hedges	$(20)		$(222)	$(1)
Derivatives not designated as hedges:
Foreign currency (5)	-	Sundry income – net	-	$(31)
Commodities	-	Cost of sales	-	(1)
Total derivatives not designated as hedges	-		-	$(32)
Total derivatives	$(20)		$(222)	$(33)
(1)	Accumulated other comprehensive income (loss) (“AOCI”)
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
(5)
Foreign currency derivatives not designated as hedges under SFAS No. 133 are offset by foreign exchange losses of $50 million for the three months ended June 30, 2009 and foreign exchange gains of $43 million for the six months ended June 30, 2009 resulting from the underlying exposures of foreign currency denominated assets and liabilities per SFAS No. 52, “Foreign Currency Translation.”

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $4 million loss for interest rate contracts, a $68 million loss for commodity contracts and a $6 million loss for foreign currency contracts.

NOTE I – FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2009 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Equity securities (2)	$393	$26	-	$419
Debt securities (2)	-	1,636	-	1,636
Derivatives relating to: (3)
Foreign currency	-	157	$(95)	62
Commodities	-	60	(38)	22
Total assets at fair value	$393	$1,879	$(133)	$2,139
Liabilities at fair value:
Derivatives relating to: (3)
Foreign currency	-	$218	$(95)	$123
Commodities	-	106	(38)	68
Total liabilities at fair value	-	$324	$(133)	$191
(1)
Cash collateral is classified as “Accounts and notes receivable – Other” in the consolidated balance sheets. Amounts represent the effect of legally enforceable master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale, and are included in “Other investments” in the consolidated balance sheets.
(3)	See Note H for the classification of derivatives in the consolidated balance sheets.

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

For Level 2 assets and liabilities, the fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and placed through tolerance/quality checks. For derivative assets and liabilities, the fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs such as foreign exchange rates, commodity prices, swap rates, interest rates, and implied volatilities obtained from various market sources.

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note H for further information on the types of instruments used by the Company for risk management.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Per the guidance of FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39,” collateral accounts are netted with corresponding assets and liabilities. The Company had no cash collateral at June 30, 2009.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis at June 30, 2009 In millions	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Total Losses
Assets at fair value:
Long-lived assets	-	$26	$26	$(399)
Assets held for sale (net)	$1,538	-	1,538	-
Total assets at fair value	$1,538	$26	$1,564	$(399)

As part of the restructuring plan that was approved on June 30, 2009, the Company will shut down a number of manufacturing facilities during the next two years. Long-lived assets with a carrying value of $425 million were written down to the fair value of $26 million, resulting in an impairment charge of $399 million, which was included in the second quarter of 2009 restructuring charge (see Note C). The long-lived assets were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates.

On April 1, 2009, the Company announced the entry into a definitive agreement to sell the newly acquired stock of Morton International, Inc., the Salt business of Rohm and Haas, to K+S Aktiengesellschaft. The assets are classified as held for sale with a net carrying value of $1,538 million. The held for sale assets were valued based on the definitive agreement with K+S Aktiengesellschaft (see Note E).

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

As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million, which was reduced to $250 million effective June 1, 2009. The Company’s share of the credit facility was originally $150 million, but was reduced to $125 million effective June 1, 2009, and is subject to the terms and conditions stated in the Joint Plan. At June 30, 2009, no draws had been taken against the credit facility.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2009, the Company had accrued obligations of $537 million for environmental remediation and restoration costs, including $88 million for the remediation of Superfund sites. The $537 million balance includes $159 million of environmental liabilities assumed from Rohm and Haas on April 1, 2009 (see Note D).This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2008, the Company had accrued obligations of $312 million for environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites.

Midland Site Environmental Matters
On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in Midland area soils; Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay. The License required the Company, by August 11, 2003, to propose a detailed Scope of Work for the off-site investigation for the City of Midland and the Tittabawassee River and floodplain for review and approval by the MDEQ. Revised Scopes of Work were approved by the MDEQ on October 18, 2005. The Company was required to submit a Scope of Work for the investigation of the Saginaw River and Saginaw Bay by August 11, 2007, which it did on July 13, 2007. The Company received a Notice of Deficiency dated August 29, 2007, from the MDEQ with respect to the Scope of Work for the Saginaw River and Saginaw Bay. The Company submitted a revised Scope of Work for the Saginaw River and Saginaw Bay to the MDEQ on October 15, 2007. On February 1, 2008, the Company received an approval with modification for the Saginaw River and Saginaw Bay Scope of Work. The Company appealed the MDEQ’s approval with modification action in Midland Circuit Court on February 21, 2008 and then by filing a Contested Case Petition with the Michigan Office of Administrative Hearings and Rules on March 28, 2008. On May 27, 2009, the Contested Case Petition was denied and that decision has been appealed to the Midland Circuit Court, which by agreement of the parties entered a stay of this appeal on July 6, 2009. Following subsequent discussions between the Company and the MDEQ, a Remedial Investigation Work Plan along with a revised Scope of Work for the Saginaw River was submitted to the MDEQ on June 10, 2008.

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

Remedial Investigation Work Plans
The Company submitted Remedial Investigation Work Plans for the City of Midland and for the Tittabawassee River on December 29, 2005. By letters dated March 2, 2006 and April 13, 2006, the MDEQ provided two Notices of Deficiency (“Notices”) to the Company regarding the Remedial Investigation Work Plans. The Company responded, as required, to some of the items in the Notices on May 1, 2006, and as required responded to the balance of the items and submitted revised Remedial Investigation Work Plans on December 1, 2006. In response to subsequent discussions with the MDEQ, the Company submitted further revised Remedial Investigation Work Plans on September 17, 2007, for the Tittabawassee River and on October 15, 2007, for the City of Midland. On June 10, 2008, the Company submitted revised Human Health Risk Assessment and Ecological Risk Assessment Work Plans for the Tittabawassee River in addition to a Work Plan for the collection of fish for analysis in support of the Human Health Risk Assessment Work Plan. Also on June 10, 2008, the Company submitted the Remedial Investigation Work Plan for the Saginaw River and the Saginaw Bay. The Company has not received comments on, or approval of, these plans.

Studies Conducted
On July 12, 2006, the MDEQ approved the sampling for the first six miles of the Tittabawassee River. On December 1, 2006, the MDEQ approved the Sampling and Analysis Plan in Support of Bioavailability Study for Midland (the “Plan”). The results of the Plan were provided to the MDEQ on March 22, 2007. On May 3, 2007, the MDEQ approved the GeoMorph® Pilot Site Characterization Report for the first six miles and approved this approach for the balance of the Tittabawassee River with some qualifications. On July 12, 2007, the MDEQ approved, with qualifications, the sampling for the next 11 miles of the Tittabawassee River. On March 1, 2008 the Company submitted to the MDEQ the Tittabawassee River Site Characterization Report that incorporated the data obtained from the 2006 and 2007 field investigations. On June 30, 2008, the Company submitted the Lower Tittabawassee River Sampling and Analysis Plan to the MDEQ. The Sampling and Analysis Plan was approved by the MDEQ by letters dated July 10, 2008 and August 15, 2008. The sampling work has been completed and the results were submitted in a report to MDEQ on June 15, 2009.

Interim Remedial Actions
The Company has been working with the MDEQ to implement Interim Response Activities and Pilot Corrective Action Plans in specific areas in and along the Tittabawassee River, where elevated levels of dioxins and furans were found during the investigation of the Tittabawassee River. In September 2008, the Company and the MDEQ reached agreement to implement pilot projects to evaluate their applicability to future actions.

Removal Actions
On June 27, 2007, the U.S. Environmental Protection Agency (“EPA”) sent a letter to the Company demanding that the Company enter into consent orders under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for three areas identified during investigation of the first six miles of the Tittabawassee River as areas for interim remedial actions under MDEQ oversight. The EPA sought a commitment that the Company immediately engage in remedial actions to remove soils and sediments. Three removal orders were negotiated and were signed on July 12, 2007, and the soil and sediment removal work required by these orders has been completed. On November 15, 2007, the Company and the EPA entered into a CERCLA removal order requiring the Company to remove sediment in the Saginaw River where elevated concentrations were identified during investigative work conducted on the Saginaw River. The sediment removal work was completed in December 2007. On July 11, 2008, the Company and the EPA entered into a removal order under which the Company is required to remove soil, pave a road and driveways, and clean homes along a strip of land approximately 150 feet by 1,000 feet along the lower part of the Tittabawassee River. The work required under this removal order was completed in December 2008. On February 27, 2009, the Company and the EPA entered into a removal order under which the Company is required to remove soil, pave a parking lot at a township park, and further assess and cover or remove some soil on residential properties that border the park. The work required under this order is expected to be completed in August 2009.

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

On October 31, 2008, the EPA informed the Company that the Company would receive a Special Notice Letter (“Letter”) on or about December 15, 2008 offering to enter into negotiations for an administrative order on consent for the Company to conduct or fund a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay. On November 18, 2008, the Company entered into a Confidentiality Agreement with the EPA and the MDEQ regarding the Letter negotiations. On December 15, 2008, the Company received the Letter from the EPA, proposing that the Company enter into negotiations on an administrative order on consent to perform a remedial investigation, a feasibility study, an engineering evaluation, a cost analysis and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay. The December 15, 2008 Letter also included a demand for $1.8 million for the EPA’s response costs through October 31, 2008. On December 22, 2008, the Company indicated it was willing to enter into negotiations, which have since commenced. On February 13, 2009, the Company made a proposal to the EPA to perform the work. Following the Company’s proposal, the EPA suspended discussions and sent representatives to the mid-Michigan area to speak with the Company, MDEQ and community stakeholders to discuss the situation and the process to date. The Company was notified by the EPA on June 2, 2009, that the EPA accepted the Company’s February 13, 2009 letter as a Good Faith Offer and extended the negotiations until at least August 25, 2009 and possibly longer; negotiations are currently underway.

At the end of 2008, the Company had an accrual for off-site corrective action of $8 million (included in the total accrued obligation of $312 million at December 31, 2008) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At June 30, 2009, the accrual for off-site corrective action was $7 million (included in the total accrued obligation of $537 million at June 30, 2009).

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

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating ARPC’s December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

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

Based on Union Carbide’s review of 2009 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2009. Union Carbide’s asbestos-related liability for pending and future claims was $893 million at June 30, 2009. Approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2009, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $403 million at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	June 30, 2009	Dec. 31, 2008
Receivables for defense costs	$23	$28
Receivables for resolution costs	239	244
Total	$262	$272

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $9 million in the second quarter of 2009 ($2 million in the second quarter of 2008) and $20 million in the first six months of 2009 ($16 million in the first six months of 2008), and was reflected in “Cost of sales.”

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

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million) on the Dow Entities. Several other companies were also named and fined. In the fourth quarter of 2006, the Company recognized a loss contingency of $85 million related to the fine. The Company has appealed the EC’s decision. The Court of First Instance has scheduled an October 2009 hearing on the appeal of all parties. Subsequent to the imposition of the fine, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions.

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

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas, now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals affirmed the lower court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the trial court for further proceedings. In October 2008 and February 2009, the trial court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the trial court has not yet determined the amount of the COLA benefits that may be due to the class participants.

At June 30, 2009, the Company had a pension liability associated with this matter of $185 million, which was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with SFAS No. 5, “Accounting for Contingencies,” recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees.

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

Purchase Commitments
The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $1,502 million in 2008, $1,624 million in 2007 and $1,356 million in 2006. The Company’s take-or-pay commitments associated with these agreements at December 31, 2008 are included in the table below. There have been no material changes to purchase commitments since December 31, 2008.

The Company also has various commitments for take-or-pay and throughput agreements. Such commitments are at prices not in excess of current market prices. The terms of all but two of these agreements extend from one to 25 years. One agreement has terms extending to 36 years and another has terms extending to 80 years. The determinable future commitment for these agreements is included for 10 years in the following table which presents the fixed and determinable portion of obligations under the Company’s purchase commitments at December 31, 2008:

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

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to five years, and trade financing transactions in Latin America and Asia Pacific, which typically expire within one year of their inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2009 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$288	$17
Residual value guarantees	2014	975	5
Total guarantees		$1,263	$22

Guarantees at December 31, 2008 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$330	$23
Residual value guarantees	2015	985	4
Total guarantees		$1,315	$27

Asset Retirement Obligations
The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites in the United States, Canada and Europe; capping activities at landfill sites in the United States, Canada, Europe and Brazil; and asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada and Europe.

The aggregate carrying amount of asset retirement obligations recognized by the Company was $108 million at June 30, 2009 and $106 million at December 31, 2008. The Company assumed $13 million of asset retirement obligations with the April 1, 2009 acquisition of Rohm and Haas (see Note D); at June 30, 2009, $11 million was classified as held for sale. The discount rate used to calculate the Company’s asset retirement obligations was 7.13 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE K – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable
In millions	June 30, 2009	Dec. 31, 2008
Commercial paper	$107	$1,597
Notes payable to banks	473	661
Notes payable to related companies	113	102
Trade notes payable	2	-
Total notes payable	$695	$2,360
Period-end average interest rates	3.57%	4.04%

Long-Term Debt In millions	2009 Average Rate	June 30, 2009	2008 Average Rate	Dec. 31, 2008
Promissory notes and debentures:
Final maturity 2009	8.61%	$146	6.76%	$682
Final maturity 2010	9.14%	275	9.14%	275
Final maturity 2011	3.16%	1,705	6.13%	806
Final maturity 2012	6.00%	907	6.00%	907
Final maturity 2013	6.05%	389	6.85%	139
Final maturity 2014 and thereafter	7.89%	10,633	7.05%	2,682
Other facilities:
Term Loan	3.82%	4,137	-	-
U.S. dollar loans, various rates and maturities	2.40%	715	2.43%	700
Foreign currency loans, various rates and maturities	3.47%	1,003	3.23%	73
Medium-term notes, varying maturities through 2022	6.55%	1,323	6.25%	1,072
Foreign medium-term notes, various rates and maturities	4.13%	1	4.13%	1
Foreign medium-term notes, final maturity 2010, Euro	4.37%	563	4.37%	561
Foreign medium-term notes, final maturity 2011, Euro	4.63%	695	4.63%	690
Pollution control/industrial revenue bonds, varying maturities through 2033	5.97%	1,114	5.61%	904
Capital lease obligations	-	44	-	46
Unamortized debt discount	-	(551)	-	(15)
Unexpended construction funds	-	(26)	-	(27)
Long-term debt due within one year	-	(1,090)	-	(1,454)
Total long-term debt	-	$21,983	-	$8,042

Annual Installments on Long-Term Debt for Next Five Years In millions
2009	$938
2010	$1,123
2011	$6,566
2012	$1,455
2013	$861
2014	$2,278

On March 9, 2009 the Company borrowed $3 billion under its Five Year Competitive Advance and Revolving Credit Facility Agreement, dated April 24, 2006; $1.6 billion of the funds were repaid on May 15, 2009 and $0.5 billion of the funds were repaid on June 30, 2009. The funds are due in April 2011 and bear interest at a variable LIBOR-plus rate. The Company is using the funds to finance day-to-day operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes. At June 30, 2009, the Company had an unused and committed balance of $2.1 billion under the Agreement.

Debt financing for the acquisition of Rohm and Haas was provided by a $9,226 million draw on a Term Loan Agreement (“Term Loan”) on April 1, 2009. The Term Loan matures on April 1, 2010, provided however, that the original maturity date may be extended for an additional year at the option of the Company, for a maximum outstanding balance of $8.0 billion. The actual interest rate of the Term Loan and the resulting fees that the Company will ultimately pay for the Term Loan can vary significantly and are dependent on the current short-term interest rates in effect, the mode of borrowing (Base Rate or Eurodollar), the Company’s actual current long-term debt rating by Moody’s and Standard & Poor’s, the outstanding amount of the Term Loan at the end of each fiscal quarter, and the progress toward key targets such as the issuance of equity financing, among other factors. Prepaid up-front debt issuance costs of $304 million will be amortized over the 24-month term of the Term Loan; amortization is accelerated concurrent with payments. The Term Loan requires the Company to maintain a total leverage ratio, measured as total debt to EBITDA on a four quarters Trailing Consolidated EBITDA basis, above specific thresholds as defined in the Term Loan Agreement.

The Term Loan is expected to be repaid through a combination of proceeds obtained through asset sales, the issuance of debt securities and/or the issuance of equity securities. At June 30, 2009, $5,089 million had been paid on the Term Loan, leaving a balance of $4,137 million.

On May 7, 2009, the Company issued $6 billion of debt securities in a public offering. The offering included $1.75 billion aggregate principal amount of 7.6 percent notes due 2014; $3.25 billion aggregate principal amount of 8.55 percent notes due 2019; and $1 billion aggregate principal amount of 9.4 percent notes due 2039. Aggregate principal amount of $1.35 billion of the 8.55 percent notes due 2019 were offered by accounts and funds managed by Paulson & Co. and trusts created by members of the Haas family. These investors received notes from the Company in payment for 1.31 million shares of the Company’s Perpetual Preferred Stock, Series B, at par plus accrued dividends (see Note O for further information). The Company used net proceeds received from this offering for refinancing, renewals, replacements and refunding of outstanding indebtedness, including repayment of a portion of the Term Loan.

The fair value of debt assumed from Rohm and Haas at the April 1, 2009 acquisition was $2,563 million, and is reflected in the long-term debt table above. One note assumed from Rohm and Haas contains a financial covenant which requires Rohm and Haas to maintain a ratio of EBITDA to interest on debt on a four quarters trailing basis, above specified thresholds as defined by the indenture.

The Company’s outstanding public debt of $23.8 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation or sell or convey all or substantially all of the Company’s assets. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

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

At June 30, 2009, management believes the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE L – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

As a result of the April 1, 2009 acquisition of Rohm and Haas (see Note D), the Company assumed sponsorship of qualified and non-qualified pension and postretirement benefit plans that provide defined benefits to U.S. and non-U.S. employees. The Company acquired the following plan assets and obligations from Rohm and Haas:
Plan Assets and Obligations Acquired from Rohm and Haas on April 1, 2009
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
Fair value of plan assets	$1,439	$18
Projected benefit obligation	$2,168	$338

The plan assets of the acquired defined benefit pension plans, consisting primarily of equity and debt securities, were measured at market value. The asset allocation by asset category was as follows:

Weighted-Average Allocation of Rohm and Haas Pension Plan Assets on April 1, 2009
Equity securities	44%
Debt securities	32%
Real estate	10%
Insurance contracts	6%
Alternative investments (1)	8%
Total	100%
(1) Including hedge funds and other investments.

The weighted-average expected long-term rate of return on plan assets used to calculate net periodic benefit cost for the period April 1, 2009 through December 31, 2009 is 8.02 percent for defined benefit pension plans and 8.50 percent for other postretirement benefits. The weighted-average assumptions used to determine pension plan obligations and other postretirement benefit obligations for the acquired plans on April 1, 2009 were as follows:

Weighted-Average Assumptions for All Plans Acquired from Rohm and Haas	Defined Benefit Pension Plans	Other Postretirement Benefits
Discount rate	7.72%	7.86%
Rate of increase in future compensation levels	3.88%	-
Initial health care cost trend rate	-	9.70%
Ultimate health care cost trend rate	-	6.00%
Year ultimate trend rate to be reached	-	2018

The net periodic benefit cost for all significant plans of the consolidated Company was as follows:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Defined Benefit Pension Plans:
Service cost	$70	$68	$128	$135
Interest cost	280	243	518	484
Expected return on plan assets	(321)	(311)	(609)	(621)
Amortization of prior service cost	8	8	16	16
Amortization of net loss	26	12	52	23
Net periodic benefit cost	$63	$20	$105	$37
Other Postretirement Benefits:
Service cost	$5	$5	$9	$9
Interest cost	36	29	65	59
Expected return on plan assets	(4)	(7)	(8)	(14)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Net periodic benefit cost	$36	$26	$64	$52

NOTE M – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plan (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan.

During the first half of 2009, employees subscribed to the right to purchase 10.5 million shares with a weighted-average exercise price of $20.81 per share and a weighted-average fair value of $1.00 per share under the ESPP.

During the first half of 2009, the Company granted the following stock-based compensation awards to employees under the 1988 Plan:

•	11.4 million stock options with a weighted-average exercise price of $9.53 per share and a weighted-average fair value of $2.60 per share.
•	5.4 million shares of deferred stock with a weighted-average fair value of $9.68 per share.
•	1.2 million shares of performance deferred stock with a weighted-average fair value of $9.53 per share.
During the first half of 2009, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan:

•	53,600 shares of restricted stock with a weighted-average fair value of $6.47 per share.
Total unrecognized compensation cost at June 30, 2009, including unrecognized cost related to the first half of 2009 activity, is provided in the following table:

Total Unrecognized Compensation Cost at June 30, 2009
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period
ESPP purchase rights	$5	3.5 months
Unvested stock options	$42	0.69 year
Deferred stock awards	$100	0.93 year
Performance deferred stock awards	$12	0.53 year

NOTE N – PREFERRED SECURITIES OF SUBSIDIARIES

In July 1999, Tornado Finance V.O.F., a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of preferred partnership units. The units provided a distribution of 7.965 percent, may be redeemed in 2009 or thereafter, and may be called at any time by the subsidiary. The preferred partnership units were previously classified as “Preferred Securities of Subsidiaries” in the consolidated balance sheets. The distributions were included in “Net income attributable to noncontrolling interests” in the consolidated statements of operations.

On June 4, 2009, the preferred partner notified Tornado Finance V.O.F. that the preferred partnership units would be redeemed in full on July 9, 2009 as permitted by the terms of the partnership agreement. At June 30, 2009, $500 million of preferred securities were classified as “Accrued and other current liabilities” and $20 million of accrued dividends were classified as “Dividends payable” in the consolidated balance sheets. On July 9, 2009, the preferred partnership units and accrued dividends were redeemed for a total of $520 million.

NOTE O – REDEEMABLE PREFERRED STOCKS

Cumulative Perpetual Preferred Stock, Series B
With the April 1, 2009 acquisition of Rohm and Haas, certain trusts established by members of the Haas family (the “Haas Trusts”) and Paulson & Co. Inc. (“Paulson”) purchased from the Company Cumulative Perpetual Preferred Stock, Series B (“preferred series B”) in the amount of 2.5 million shares (Haas Trusts – 1.5 million shares; Paulson – 1.0 million shares) for an aggregate price of $2.5 billion (Haas Trusts – $1.5 billion; Paulson – $1.0 billion). Under the terms of the preferred series B, the holders were entitled to cumulative dividends at a rate of 7 percent per annum in cash and 8 percent per annum either in cash or as an increase in the liquidation preference of the preferred series B, at the Company’s option.

In May 2009, the Company entered into a purchase agreement with the Haas Trusts and Paulson, whereby the Haas Trusts and Paulson agreed to sell to the Company their shares of the preferred series B in consideration for shares of the Company’s common stock and/or notes, at the discretion of the Company. Pursuant to the purchase agreement, the Company issued 83.3 million shares of its common stock to the Haas Trusts and Paulson in consideration for the purchase of 1.2 million shares of preferred series B held by the Haas Trusts and Paulson. In a separate transaction as part of a $6 billion offering of senior notes, the Company issued $1.35 billion aggregate principal amount of 8.55 percent notes due 2019 to the Haas Trusts and Paulson in consideration for the purchase of the remaining 1.3 million shares of preferred series B at par plus accrued dividends. Upon the consummation of these transactions, all shares of preferred series B were retired. For additional information concerning the common stock and debt issuances, see Notes K and P.

Cumulative Convertible Perpetual Preferred Stock, Series C
With the April 1, 2009 acquisition of Rohm and Haas, the Haas Trusts invested $500 million in Cumulative Convertible Perpetual Preferred Stock, Series C (“preferred series C”). Under the terms of the preferred series C, prior to June 8, 2009, the holders were entitled to cumulative dividends at a rate of 7 percent per annum in cash and 8 percent per annum either in cash or as an increase in the liquidation preference of the preferred series C, at the Company’s option. On and after June 8, 2009, the Company was required to pay cumulative dividends of 12 percent per annum in cash.

The preferred series C shares would automatically convert to common stock on the date immediately following the ten full trading days commencing on the date on which there was an effective shelf registration statement relating to the common stock underlying the preferred series C, if such registration statement was effective prior to June 8, 2009. On May 26, 2009, the Company entered into an underwriting agreement and filed the corresponding shelf registration statement to effect the conversion of preferred series C into the Company’s common stock in accordance with the terms of the preferred series C. Under the terms of the preferred series C, the shares of preferred series C convert into shares of the Company’s common stock at a conversion price per share of common stock based upon 95 percent of the average of the common stock volume-weighted average price for the ten trading days preceding the conversion. After ten full trading days and upon the automatic conversion of the preferred series C, the Company issued 31.0 million shares of the Company’s common stock to the Haas Trusts on June 9, 2009, and all shares of preferred series C were retired (see Note P).

NOTE P – STOCKHOLDERS’ EQUITY

Cumulative Convertible Perpetual Preferred Stock, Series A
Equity securities in the form of Cumulative Convertible Perpetual Preferred Stock, Series A (“preferred series A”) were issued on April 1, 2009 to Berkshire Hathaway Inc. in the amount of $3 billion (3 million shares) and the Kuwait Investment Authority in the amount of $1 billion (1 million shares). The Company will pay cumulative dividends on preferred series A at a rate of 8.5 percent per annum in either cash, shares of common stock, or any combination thereof, at the option of the Company. Dividends may be deferred indefinitely, at the Company’s option. If deferred, common stock dividends must also be deferred. Any past due and unpaid dividends will accrue additional dividends at a rate of 10 percent per annum, compounded quarterly. If dividends are deferred for any six quarters, the preferred series A shareholders may elect two directors to the Company’s Board of Directors until all past due dividends are paid. On June 30, 2009, the Board of Directors declared a quarterly dividend of $85 million to preferred series A shareholders, which was paid on July 1, 2009. Ongoing dividends related to preferred series A will be $85 million per quarter.

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

Common Stock
In May 2009, the Company launched a public offering of 150.0 million shares of its common stock at a price of $15.00 per share. Included in the 150.0 million shares were 83.3 million shares issued to the Haas Trusts and Paulson in consideration for shares of preferred series B held by the Haas Trusts and Paulson (see Note O). Gross proceeds were $2,250 million, of which the Company’s net proceeds (after underwriting discounts and commissions) were $966 million for the sale of the Company’s 66.7 million shares.

On May 26, 2009, the Company entered into an underwriting agreement and filed the corresponding shelf registration statement to effect the conversion of the preferred series C into shares of the Company’s common stock (see Note O). On June 9, 2009, following the end of the sale period and determination of the share conversion amount, the Company issued 31.0 million shares to the Haas Trusts.

Employee Stock Ownership Plan
The Company has the Dow Employee Stock Ownership Plan (the “ESOP”), which is an integral part of The Dow Chemical Company Employees’ Savings Plan (the “Plan”). A significant majority of full-time employees in the United States are eligible to participate in the Plan. The Company uses the ESOP to provide the Company's matching contribution in the form of the Company's stock to Plan participants.

In connection with the acquisition of Rohm and Haas (see Note D), $552 million in cash was paid to the Rohm and Haas Company Employee Stock Ownership Plan (the “Rohm and Haas ESOP”) for 7.0 million shares of Rohm and Haas common stock held by the Rohm and Haas ESOP on April 1, 2009. On the date of the acquisition, the Rohm and Haas ESOP was merged into the Plan, and the Company assumed the $78 million balance of debt at 9.8 percent interest with final maturity in 2020, that was used to finance share purchases by the Rohm and Haas ESOP in 1990. The outstanding balance of the debt was $74 million at June 30, 2009.

On May 11, 2009, the Company sold 36.7 million shares of common stock (from treasury stock) to the ESOP at a price of $15.0561 per share for a total of $553 million. The treasury stock was carried at an aggregate historical cost of $1,529 million.

Dividends on unallocated shares held by the ESOP are used by the ESOP to make debt service payments. Dividends on allocated shares are used by the ESOP to make debt service payments to the extent needed; otherwise, they are paid to the Plan participants. Shares are released for allocation to participants based on the ratio of the current year’s debt service to the sum of the principal and interest payments over the life of the loan. The shares are allocated to Plan participants in accordance with the terms of the Plan.

The ESOP is accounted for under the American Institute of Certified Public Accountants Statement of Position 93-6 (“SOP 93-6”), “Employer’s Accounting for Employee Stock Ownership Plans.” SOP 93-6 requires that compensation expense for allocated shares be recorded at the fair value of the shares on the date of allocation. Under SOP 93-6, ESOP shares that have not been released or committed to be released are not considered outstanding for purposes of computing basic and diluted earnings per share.

Compensation expense for ESOP shares allocated to plan participants was $13 million for the six months ended June 30, 2009, and zero for the six months ended June 30, 2008. At June 30, 2009, 13.8 million shares out of a total 49.7 million shares held by the ESOP had been allocated to participants’ accounts, and 35.9 million shares, at a fair value of $580 million, were considered unearned.

NOTE Q – EARNINGS PER SHARE CALCULATIONS

Net Income	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income (Loss) from continuing operations	$(435)	$776	$(411)	$1,735
Income from discontinued operations, net of income taxes	103	5	114	11
Net income attributable to noncontrolling interests	12	19	23	43
Net income (loss) attributable to The Dow Chemical Company	$(344)	$762	$(320)	$1,703
Preferred stock dividends	142	-	142	-
Net income (loss) available for common stockholders	$(486)	$762	$(462)	$1,703

Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
Dollars per share	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income (Loss) from continuing operations	$(0.42)	$0.83	$(0.42)	$1.85
Income from discontinued operations, net of income taxes	0.10	0.01	0.12	0.01
Net income attributable to noncontrolling interests	0.01	0.02	0.02	0.04
Net income (loss) attributable to The Dow Chemical Company	$(0.33)	$0.82	$(0.32)	$1.82
Preferred stock dividends	(0.14)	-	(0.15)	-
Net income (loss) available for common stockholders	$(0.47)	$0.82	$(0.47)	$1.82

Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
Dollars per share	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income (Loss) from continuing operations	$(0.42)	$0.83	$(0.42)	$1.84
Income from discontinued operations, net of income taxes	0.10	-	0.12	0.01
Net income attributable to noncontrolling interests	0.01	0.02	0.02	0.05
Net income (loss) attributable to The Dow Chemical Company	$(0.33)	$0.81	$(0.32)	$1.80
Preferred stock dividends (1)	(0.14)	-	(0.15)	-
Net income (loss) available for common stockholders	$(0.47)	$0.81	$(0.47)	$1.80

Shares in millions
Weighted-average common shares - basic	1,026.1	929.8	975.8	936.0
Plus dilutive effect of stock options and awards	9.4	9.6	8.0	9.5
Weighted-average common shares - diluted	1,035.5	939.4	983.8	945.5
Stock options and deferred stock awards excluded from EPS calculations (2)	62.2	34.3	64.0	34.2
Conversion of preferred stock excluded from EPS calculations (3)	120.3	-	60.2	-
(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been anti-dilutive.
(2)
These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

(3)
Conversion of the Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company’s common stock was excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE R – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Beginning in the second quarter of 2009, the Company changed its reportable segments due to recent changes in the Company’s organization resulting from the April 1, 2009 acquisition of Rohm and Haas. In addition, the Company changed its measure of profit/loss for segment reporting purposes from EBIT to EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization). EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. The reporting changes are reflected in the following Corporate Profile and segment information.

Corporate Profile
Dow is a diversified chemical company that combines the power of science and technology with the “Human Element” to constantly improve what is essential to human progress. The Company delivers a broad range of products and services to customers in approximately 160 countries, connecting chemistry and innovation with the principles of sustainability to help provide everything from fresh water, food and pharmaceuticals to paints, packaging and personal care products. In 2008, Dow had annual sales of $57.5 billion and employed approximately 46,000 people worldwide. The Company has 150 manufacturing sites in 35 countries and produces approximately 3,300 products. On April 1, 2009, Dow acquired Rohm and Haas Company, a global specialty materials company with sales of $10 billion in 2008, 98 manufacturing sites in 30 countries and approximately 15,000 employees worldwide. The following descriptions of the Company’s operating segments include a representative listing of products for each business.

ELECTRONIC AND SPECIALTY MATERIALS
Applications: chemical mechanical planarization (CMP) pads and slurries • chemical processing and intermediates • electronic displays • food and pharmaceutical processing and ingredients • printed circuit board materials • semiconductor packaging, connectors and industrial finishing • water purification

Electronic Materials is a leading global supplier of materials for chemical mechanical planarization (CMP); materials used in the production of electronic displays; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications.

•
Products: ACuPLANE™ CMP slurries; AR™ antireflective coatings; AUROLECTROLESS™ immersion gold process; COPPER GLEAM™ acid copper plating products; DURAPOSIT™ electroless nickel process; ENLIGHT™ products for photovoltaic manufacturers; EPIC™ immersion photoresists; INTERVIA™ photodielectrics for advanced packaging; LITHOJET™ digital imaging processes; OPTOGRADE™ metalorganic precursors; VISIONPAD™ CMP pads

Specialty Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals, food, home and personal care, water and energy production, and industrial specialty industries. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for sufficient and clean water, air and energy, and improved healthcare; disease prevention; nutrition; and wellness. The businesses’ global footprint provides multiple opportunities for value growth. Specialty Materials consists of five global businesses: Dow Water and Process Solutions, Dow Home and Personal Care, Dow Microbial Control, Dow Wolff Cellulosics and Performance Materials.

•
Products and Services: Acrolein derivatives; ACUDYNE™ hair fixatives; ACULYN™ rheology modifiers; ACUMER™ scale inhibitors and dispersants; AMBERLITE™ ion exchange resins; AUTOMATE™ liquid dyes; Basic nitroparaffins and nitroparaffin-based specialty chemicals; BOROL™ bleaching solution; CANGUARD™ BIT preservatives; CELLOSIZE™ hydroxyethyl cellulose; Chiral compounds and biocatalysts; CLEAR+STABLE™ carboxymethyl cellulose; CORRGUARD™ amino alcohol; CYCLOTENE™ advanced electronics resins; DOW™ electrodeionization; DOW™ ultrafiltration; DOWEX™ ion exchange resins; DOWICIDE™ antimicrobial bactericides and fungicides; DURAPLUS™ floor care polymers; ECOSURF™ biodegradable surfactants; EVOCAR™ vinyl acetate ethylene; FILMTEC™ elements; FORTEFIBER™ soluble dietary fiber; FOUNDATIONS™ latex; Hydrocarbon resins; Industrial biocides; METHOCEL™ cellulose ethers; MORTRACE™ marking technologies; NEOCAR™ branched vinyl ester latexes; OPULYN™ opacifiers; POLYOX™ water-soluble resins; PRIMENE™ amines; Quaternaries; Reverse osmosis, electrodeionization and ultrafiltration modules; SATINFX™ delivery system; SATISFIT™ Weight Care Technology; SILK™ semiconductor dielectric resins; SOLTERRA™ Boost ultraviolet protection-boosting polymers; SOLTEX™ waterproofing polymer; SUNSPHERES™ SPF boosters; UCAR™ all-acrylic, styrene-acrylic and vinyl-acrylic latexes; UCAR™ POLYPHOBE™ rheology modifiers; UCARE™ polymers; UCARHIDE™ opacifier; WALOCEL™ cellulose polymers; WALSRODER™ nitrocellulose

The Electronic and Specialty Materials segment also includes the Company’s share of the results of Dow Corning Corporation, a joint venture of the Company.

COATINGS AND INFRASTRUCTURE
Applications: building and construction, insulation and weatherization, roofing membrane systems, adhesives and sealants • construction materials (vinyl siding, vinyl windows, vinyl fencing) • flexible and rigid packaging • general mortars and concrete, cement modifiers and plasters, tile adhesives and grouts • house and traffic paints • leather, textile, graphic arts and paper • metal coatings • processing aids for plastic production • tapes and labels

Adhesives and Functional Polymers is a portfolio of businesses that primarily manufacture sticking and bonding solutions for a wide range of applications, including adhesive tapes and paper labels, flexible packaging and leather, textile and imaging. These products are supported with market recognized best-in-class technical support and end-use application knowledge. Many of the businesses’ water-borne technologies are well-positioned to support more environmentally preferred applications.

•
Products: ADCOTE™ and AQUA-LAM™ laminating adhesives; MOR-FREE™ solventless adhesives; ROBOND™ acrylic adhesives; SERFENE™ barrier coatings; Solvent-based polyurethanes and polyesters; TYMOR™ tie resins

Dow Building and Construction is comprised of two global businesses – Dow Building Solutions and Dow Construction Chemicals – which offer extensive lines of industry-leading insulation, housewrap, sealant and adhesive products and systems, as well as construction chemical solutions. Through its strong sales support, customer service and technical expertise, Dow Building Solutions provides meaningful solutions for improving the energy efficiency in homes and buildings today, while also addressing the industry's emerging needs and demands. Additionally, Dow Construction Chemicals provides solutions for increased durability, greater water resistance and lower systems costs. As a leader in insulation solutions, the businesses’ products help curb escalating utility bills, reduce a building’s carbon footprint and provide a more comfortable indoor environment.

•
Products: AQUASET™ acrylic thermosetting resins; CELLOSIZE™ hydroxyethyl cellulose; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; METHOCEL™ cellulose ethers; RHOPLEX™ aqueous acrylic polymer emulsions; STYROFOAM™ brand insulation products (including extruded polystyrene and polyisocyanurate rigid foam sheathing products); THERMAX™ insulation; TILE BOND™ roof tile adhesive; WALOCEL™ cellulose polymers; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Coating Materials is the largest coatings supplier in the world and a premier supplier of raw materials for architectural paints and industrial coatings. The business manufactures and delivers solutions that leverage high quality, technologically advanced product offerings for paint and coatings. The business also offers technologies used in industrial coatings, including packaging, pipelines, wood, automotive, marine, maintenance and protective industries. The business is also the leader in the conversion of solvent to water-based technologies, which enable customers to offer more environmentally friendly products, including low volatile organic compound (VOC) paints and other sustainable coatings.

•
Products: ACRYSOL™ rheology modifiers; AVANSE™, ELASTENE™, PRIMAL™ and RHOPLEX™ acrylics; CELLOSIZE™ hydroxyethyl cellulose; CELLOSOLVE™ and the CARBITOL™ and DOWANOL™ series of oxygenated solvents; D.E.H.™ curing agent and intermediates; D.E.R.™ and D.E.N.™ liquid and epoxy resins; FORTEGRA™ Epoxy Tougheners; OROTAN™ and TAMOL™ dispersants; ROPAQUE™ opaque polymers; TRITON™, TERGITOL™, DOWFAX™ and ECOSURF™ SA surfactants

HEALTH AND AGRICULTURAL SCIENCES
Applications: agricultural seeds, traits (genes) and oils • control of weeds, insects and plant diseases for agriculture and pest management

Dow AgroSciences is a global leader in providing agricultural and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management and food service.

•
Products: AGROMEN™ seeds; BRODBECK™ seed; CLINCHER™ herbicide; DAIRYLAND™ seed; DELEGATE™ insecticide; DITHANE™ fungicide; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide; HERCULEX™ I, HERCULEX™ RW and HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ cottonseeds; PROFUME™ gas fumigant; RENZE™ seed; SENTRICON™ termite colony elimination system; SIMPLICITY™ herbicide; STARANE™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; TRIUMPH™ seed; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

The Health and Agricultural Sciences segment also includes the results of the AgroFresh business, providing a portfolio of products used for maintaining the freshness of fruits, vegetables and flowers.

PERFORMANCE SYSTEMS
Applications: automotive interiors, exteriors, under-the-hood and body engineered systems • bedding • caps and closures • food and specialty packaging • footwear • furniture • gaskets and sealing components • manufactured housing and modular construction • medical equipment • mining • pipe treatment • pressure sensitive adhesives •

transportation • vinyl exteriors • waterproofing membranes • wire and cable insulation and jacketing materials for power utility and telecommunications

Automotive Systems is a leading global provider of technology-driven solutions that meet consumer demand for vehicles that are safer, stronger, quieter, lighter, more comfortable and stylish. The business provides plastics, adhesives, glass bonding systems, emissions control technology, films, fluids, structural enhancement and acoustical management solutions to original equipment manufacturers, tier, aftermarket and commercial transportation customers. With offices and application development centers around the world, Automotive Systems provides materials science expertise and comprehensive technical capabilities to its customers worldwide.

•
Products: BETAFOAM™ NVH acoustical foams; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; DOW™ polyethylene resins; IMPAXX™ energy management foam; INSPIRE™ performance polymers; INTEGRAL™ adhesive films; ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; MAGNUM™ ABS resins; PELLETHANE™ thermoplastic polyurethane elastomers; Premium brake fluids and lubricants; PULSE™ engineering resins; SPECFLEX™ semi-flexible polyurethane foam systems

Dow Elastomers offers a unique set of elastomers, specialty films and plastic additive products for customers worldwide. The business is focused on delivering innovative solutions that allow for differentiated participation in multiple industries and applications. The business offers a broad range of performance elastomers and plastomers, specialty copolymers, synthetic rubber, specialty resins, and films and plastic additives. Key applications include adhesives, transportation, building and construction, packaging and consumer durables.

•
Products: ADVASTAB™ thermal stabilizer; AFFINITY™ polyolefin plastomers (POPs); AMPLIFY™ functional polymers; DOW™ Adhesive Film; DOW™ Backing Layer Film; DOW™ Medical Device Film; DOW™ Medical Packaging Film; DOW™ very low density polyethylene; ENGAGE™ polyolefin elastomers; INFUSE™ olefin block copolymers; INTEGRAL™ adhesive films; NORDEL™ hydrocarbon rubber; NYLOPAK™ nylon barrier films; OPTICITE™ films; PARALOID™ EXL impact modifier; PRIMACOR™ copolymers; PROCITE™ window envelope films; PULSE™ engineering resins; SARAN™ barrier resins; SARANEX™ barrier films; TRENCHCOAT™ protective films; TRYCITE™ polystyrene film; TYBRITE™ clear packaging film; TYRIN™ chlorinated polyethylene; VERSIFY™ plastomers and elastomers

Dow Wire and Cable is the world’s leading provider of polymers, additives and specialty oil technology-based solutions for electrical and telecommunication applications. Through its suite of polyolefin ENDURANCE™ products, the business sets industry standards for assurance of longevity, efficiency, ease of installation and protection in the transmission, distribution and consumption of power, voice and data. In addition to world-class power, telecommunications and flame retardant/specialty cable applications, the business supports its product offerings with solid research, product development, engineering and market validation expertise.

•
Products: ENGAGE™ polyolefin elastomers; NORDEL™ hydrocarbon rubber; SI-LINK™ and REDI-LINK™ moisture crosslinkable polyethylene-based wire and cable insulation compounds; TYRIN™ chlorinated polyethylene; UNIGARD™ flame retardant compound for specialty wire and cable applications

The Polyurethane Systems and Epoxy Systems business manufactures and markets custom formulated, rigid and semi-rigid, flexible, integral skin and microcellular polyurethane foams and systems and tailor-made epoxy solutions and systems. These products are used in a broad range of applications including appliances, athletic equipment, automotive, bedding, construction, decorative molding, furniture, shoe soles and wind turbines.

•
Products: AIRSTONE™ epoxy systems; Encapsulants and chemical compositions; ENFORCER™ Technology and ENHANCER™ Technology for polyurethane carpet and turf backing; HYPERKOTE™, TRAFFIDECK™ and VERDISEAL™ waterproofing systems; HYPOL™ hydrophilic polyurethane prepolymers; RENUVA™ Renewable Resource Technology; SPECFIL™ urethane components; SPECFLEX™ copolymer polyols; SPECTRIM™ reaction moldable products; VORACOR™ and VORALAST™ polyurethane systems and VORALAST™ R renewable content system; VORAMER™ industrial adhesives and binders; VORASTAR™ polymers; XITRACK™ polyurethane rail ballast stabilization systems

The Performance Systems segment also includes the results of Dow Fiber Solutions, providing differentiated fibers and process improvements to the textile industry, and Dow Oil and Gas, providing products for use in exploration and production, refining and gas processing, transportation, and fuel and lubricant performance.

PERFORMANCE PRODUCTS
Applications: adhesives • aircraft and runway deicing fluids • appliances • carpeting • chelating agents • chemical intermediates • civil engineering • cleaning products • coated paper and paperboard • composites • construction • corrosion inhibitors • detergents, cleaners and fabric softeners • electrical castings, potting and encapsulation and tooling • electrical laminates • electronics • flavors and fragrances • flooring • footwear • gas treatment • heat transfer fluids • home and office furnishings • industrial coatings • mattresses • metalworking fluids • packaging • sealants • surfactants

The Amines business is the world’s largest producer of ethanolamines, ethyleneamines and isopropanolamines used in a wide variety of applications, including gas treatment, heavy-duty liquid detergents, herbicide formulations for the agricultural industry and personal care products.

•	Products: Alkyl alkanolamines; Ethanolamines; Ethyleneamines; Isopropanolamines; Piperazine; VERSENE™ chelating agents

The Emulsion Polymers business provides a broad line of styrene-butadiene products supporting customers in paper and paperboard applications, as well as carpet and artificial turf backings.

•	Products: DOW™ latex powders; Styrene-butadiene latex

The Epoxy business is the world’s largest producer of epoxy resins and intermediates. The business is the most feedstock-integrated supplier in the world. Epoxies provide good adhesion and coating protection over a range of environmental conditions, making them ideal for applications such as transportation, marine and civil engineering.

•
Products: D.E.H.™ epoxy curing agents or hardeners; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy intermediates (acetone, allyl chloride, epichlorohydrin and phenol); Epoxy resin waterborne emulsions and dispersions; FORTEGRA™ epoxy tougheners; Glycidyl methacrylate (GMA); UCAR™ solution vinyl resins

The Oxygenated Solvents business offers a full range of acetone derivatives, alcohols, esters, and ethylene- and propylene-based glycol ether products. The business is the industry leader in solvent products used in cleaning products, inks, electronics, mining, paints and coatings, personal care and other applications.

•
Products: Acetic esters; Acetone derivatives; Alcohols; Aldehydes; Butyl CARBITOL™ and Butyl CELLOSOLVE™ solvents; Carboxylic acids; DOWANOL™ glycol ethers; ECOSOFT™ IK solvent; PROGLYDE™ DMM solvent; UCAR™ propionates

The Performance Fluids, Polyglycols and Surfactants business is one of the world’s leading suppliers of polyglycols and surfactants, with a broad range of products and technology and a proven record of performance and economy. The business also produces a broad line of lubricants, hydraulic fluids, aircraft deicing fluids and thermal fluids, with some of the most recognized brand names in the industry. Product applications include chemical processing, cleaning, heating, cooling, food and beverage processing, fuel additives, paints and coatings, pharmaceuticals and silicone surfactants.

•
Products: AMBITROL™ and NORKOOL™ coolants; CARBOWAX™ and CARBOWAX SENTRY™ polyethylene glycols and methoxypolyethylene glycols; DOW™ polypropylene glycols; DOW™ SYMBIO base fluid; DOWFAX™, TERGITOL™ and TRITON™ surfactants; DOWFROST™ and DOWTHERM™ heat transfer fluids;  ECOSURF™ biodegradable surfactants; SYNALOX™ lubricants; UCAR™ deicing fluids; UCON™ fluids

The Performance Monomers business produces specialty monomer products that are sold externally as well as consumed internally as building blocks used in downstream polymer businesses. The business’ products are used in several applications, including cleaning materials, personal care products, paints, coatings and inks.

•	Products: Acrylic acid/acrylic esters; ACUMER™, ACUSOL™, DURAMAX™, OPTIDOSE™, ROMAX™ and TAMOL™ dispersants; Methyl methacrylate

The Polyurethanes business is a leading global producer of polyurethane raw materials. Dow’s polyurethane products are used in a broad range of applications including appliance, athletic equipment, automotive, bedding, construction, decorative molding, furniture and shoe soles.

•
Products: ECHELON™ polyurethane prepolymer; ISONATE™ methylene diphenyl diisocyanate (MDI); MONOTHANE™ single component polyurethane elastomers; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; RENUVA™ Renewable Resource Technology; VORANATE™ isocyanate; VORANOL™ VORACTIV™ polyether and copolymer polyols

The Performance Products segment also includes the results of Dow Haltermann, a provider of world-class contract manufacturing services to companies in the fine and specialty chemicals and polymers industries, and SAFECHEM, a wholly owned subsidiary that manufactures closed-loop systems to manage the risks associated with chlorinated solvents. The segment also includes a portion of the results of the OPTIMAL Group of Companies and the SCG-Dow Group, joint ventures of the Company.

BASIC PLASTICS
Applications: adhesives • appliances and appliance housings • agricultural films • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • films, bags and packaging for food and consumer products • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • oil tanks and road equipment • plastic pipe • textiles • toys, playground equipment and recreational products • wire and cable compounds

The Polyethylene business is the world’s leading supplier of polyethylene-based solutions through sustainable product differentiation. With multiple catalyst and process technologies, the business offers customers one of the industry’s broadest ranges of polyethylene resins.

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

•
Products: DOW™ homopolymer polypropylene resins; DOW™ impact copolymer polypropylene resins; DOW™ random copolymer polypropylene resins; INSPIRE™ performance polymers; UNIPOL™ PP process technology; SHAC™ and SHAC™ ADT catalyst systems

The Styrenics business, the global leader in the production of polystyrene resins, is uniquely positioned with geographic breadth and participation in a diversified portfolio of applications. Through market and technical leadership and low cost capability, the business continues to improve product performance and meet customer needs.

•
Products: Licensing and supply of related catalysts, process control software and services for the Mass ABS process technology; STYRON A-TECH™ and C-TECH™ advanced technology polystyrene resins and a full line of STYRON™ general purpose polystyrene resins; STYRON™ high-impact polystyrene resins

The Basic Plastics segment also includes the results of the Basic Plastics Licensing and Catalyst business and the Polycarbonate and Compounds and Blends business. It also includes the results of Equipolymers, Americas Styrenics LLC and Univation Technologies (which licenses the UNIPOL™ polyethylene process and sells related catalysts, including metallocene catalysts), as well as a portion of the results of EQUATE Petrochemical Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

BASIC CHEMICALS
Applications: agricultural products • alumina • automotive antifreeze and coolant systems • carpet and textiles • chemical processing • dry cleaning • household cleaners and plastic products • inks • metal cleaning • packaging, food and beverage containers •  paints, coatings and adhesives • personal care products • petroleum refining • pharmaceuticals • plastic pipe • protective packaging • pulp and paper manufacturing • soaps and detergents • water treatment

The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents and building and construction. Dow is the world’s largest producer of both chlorine and caustic soda.

•	Products: Caustic soda; Chlorine; Ethylene dichloride (EDC); Hydrochloric acid; Vinyl chloride monomer (VCM)

The Ethylene Oxide/Ethylene Glycol business is the world’s largest producer of purified ethylene oxide, principally used in Dow’s downstream performance derivatives. Dow is also a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and a world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers.

•	Products: Ethylene oxide (EO); Ethylene glycol (EG); METEOR™ EO/EG process technology and catalysts

The Basic Chemicals segment also includes the results of the Chlorinated Organics business. Also included in the Basic Chemicals segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C. and the OPTIMAL Group of Companies, all joint ventures of the Company.

HYDROCARBONS AND ENERGY
Applications: polymer and chemical production • power

The Hydrocarbons and Energy business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, power and steam principally for use in Dow’s global operations. The business regularly sells its by-products and buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Dow is the world leader in the production of olefins and aromatics.

•	Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene; Power, steam and other utilities

The Hydrocarbons and Energy segment also includes the results of Compañía Mega S.A. and a portion of the results of the SCG-Dow Group, joint ventures of the Company.

Corporate includes the results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; non-business aligned technology licensing and catalyst activities; the Company’s insurance operations and environmental operations; and certain corporate overhead costs and cost recovery variances not allocated to the operating segments. Corporate also includes the results of the Salt business, which the Company has agreed to sell to K+S Aktiengesellschaft. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close in 2009.

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Health and Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2009 and 2008 were immaterial and eliminated in consolidation.

Operating Segments	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales by operating segment
Electronic and Specialty Materials	$1,164	$730	$1,640	$1,359
Coatings and Infrastructure	1,242	753	1,648	1,397
Health and Agricultural Sciences	1,204	1,360	2,650	2,674
Performance Systems	1,458	2,147	2,629	4,028
Performance Products	2,085	3,285	3,972	6,428
Basic Plastics	2,371	4,114	4,400	7,921
Basic Chemicals	586	1,254	1,171	2,454
Hydrocarbons and Energy	910	2,618	1,898	4,783
Corporate	302	88	355	96
Total	$11,322	$16,349	$20,363	$31,140
EBITDA(1) by operating segment
Electronic and Specialty Materials	$158	$214	$237	$441
Coatings and Infrastructure	25	47	46	85
Health and Agricultural Sciences	140	361	499	717
Performance Systems	212	195	314	376
Performance Products	212	334	402	768
Basic Plastics	405	589	527	1,198
Basic Chemicals	(107)	108	(112)	326
Hydrocarbons and Energy	(65)	-	(65)	-
Corporate	(384)	(140)	(603)	(250)
Total	$596	$1,708	$1,245	$3,661
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Specialty Materials	$58	$94	$63	$174
Coatings and Infrastructure	1	-	2	-
Health and Agricultural Sciences	-	2	1	3
Performance Systems	6	3	3	5
Performance Products	7	23	8	34
Basic Plastics	35	43	58	103
Basic Chemicals	9	71	49	170
Hydrocarbons and Energy	6	16	4	38
Corporate	-	(1)	(1)	(2)
Total	$122	$251	$187	$525
(1)
The Company uses EBITDA (which Dow defines as earnings (loss) before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of EBITDA to “Income (Loss) from Continuing Operations Before Income Taxes” is provided below:

	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
EBITDA	$596	$1,708	$1,245	$3,661
- Depreciation and amortization	763	566	1,271	1,143
+ Interest income	9	25	21	49
- Interest expense and amortization of debt discount	525	151	679	296
Income (Loss) from Continuing Operations Before Income Taxes	$(683)	$1,016	$(684)	$2,271

Geographic Areas	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales by geographic area
United States	$3,649	$5,201	$6,567	$9,826
Europe	3,664	6,347	6,953	12,205
Rest of World	4,009	4,801	6,843	9,109
Total	$11,322	$16,349	$20,363	$31,140

The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

OVERVIEW
•
On April 1, 2009, the Company completed the $15.7 billion acquisition of Rohm and Haas Company (“Rohm and Haas”), financed by $7 billion of preferred equity securities and $9.2 billion of debt. Additional financing activity took place in the second quarter of 2009, including the issuance of debt securities, the issuance of common stock, retirement of $3 billion of preferred equity securities and partial payment on the $9.2 billion of debt incurred on April 1, 2009.

•
The Company reported sales in the second quarter of 2009 of $11.3 billion, down 31 percent from $16.3 billion in the second quarter of 2008. On a pro forma (1) basis, sales were down 40 percent compared with $18.9 billion in the second quarter of 2008. On a pro forma basis, prices were down 20 percent and volume was down 20 percent, reflecting falling feedstock and energy costs and continued poor economic conditions.

•	Purchased feedstock and energy costs, which account for almost half of Dow’s total costs, decreased 51 percent or $3.5 billion compared with the second quarter of 2008.
•	Equity earnings were $122 million in the second quarter of 2009, down from $251 million in the second quarter of 2008.
•
Capital spending was $325 million in the second quarter of 2009, on track with the full-year post-acquisition target of $1.4 billion; debt as a percent of total capitalization was 54.0 percent, up 8.3 percentage points from year-end 2008.

(1)
The unaudited pro forma historical segment information is based on the historical consolidated financial statements and accompanying notes of both Dow and Rohm and Haas and has been prepared to illustrate the effects of the Company’s acquisition of Rohm and Haas, assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008, and the treatment of Dow’s Calcium Chloride business as discontinued operations due to the sale of the business on June 30, 2009.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	$11,322	$16,349	$20,363	$31,140

Cost of sales	$9,764	$14,621	$17,902	$27,505
Percent of net sales	86.2%	89.4%	87.9%	88.3%

Research and development, and selling, general and administrative expenses	$1,044	$849	$1,779	$1,678
Percent of net sales	9.2%	5.2%	8.7%	5.4%

Effective tax rate	36.3%	23.6%	39.9%	23.6%

Net income (loss) available for common stockholders	$(486)	$762	$(462)	$1,703

Earnings (loss) per common share – basic	$(0.47)	$0.82	$(0.47)	$1.82
Earnings (loss) per common share – diluted	$(0.47)	$0.81	$(0.47)	$1.80

Operating rate percentage	75%	83%	71%	84%

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

Pursuant to the terms and conditions of the Merger Agreement, each outstanding share of Rohm and Haas common stock was converted into the right to receive cash of $78 per share, plus additional cash consideration of $0.97 per share. The additional cash consideration represented 8 percent per annum on the $78 per share consideration from January 10, 2009 to the closing of the Merger, less dividends declared by Rohm and Haas with a dividend record date between January 10, 2009 and the closing of the Merger. All options to purchase shares of common stock of Rohm and Haas granted under the Rohm and Haas stock option plans and all other Rohm and Haas equity-based compensation awards, whether vested or unvested as of April 1, 2009, became fully vested and converted into the right to receive cash of $78.97 per share, less any applicable exercise price. Total cash consideration paid to Rohm and Haas shareholders was $15.7 billion.

The Company expects the transaction to create $1.3 billion in estimated pretax annual cost synergies and savings including increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead for shared services and governance. The Company also anticipates that the transaction will produce significant growth synergies through the application of each company’s innovative technologies and as a result of the combined businesses’ broader product portfolio in key industry segments with strong global growth rates.

See Note D to the Consolidated Financial Statements for more information on this transaction.

RESULTS OF OPERATIONS
Results of Rohm and Haas are included in the Company’s consolidated results from the acquisition date forward. In order to provide the most meaningful comparison of results of operations, some of the comparisons presented are to pro forma amounts. The unaudited pro forma historical segment information reflects the combination of Dow and Rohm and Haas and the impact of increased depreciation and amortization expense resulting from the fair valuation of assets acquired from Rohm and Haas in accordance with Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), assuming that the transaction had been consummated on January 1, 2008 (see “Segment Results” for further information).

Net sales for the second quarter of 2009 were $11.3 billion, down 31 percent from $16.3 billion reported in the second quarter of last year and down 40 percent compared with pro forma net sales of $18.9 billion. Compared with the same quarter of 2008 on a pro forma basis, prices fell 20 percent, with double-digit price decreases in all operating segments, with the exception of Electronic and Specialty Materials (down 5 percent) and Health and Agricultural Sciences (down 5 percent), and in all geographic areas. Price declines were most pronounced in the basic segments, with Hydrocarbons and Energy down 37 percent, Basic Plastics down 30 percent and Basic Chemicals down 29 percent. From a geographic standpoint, price declines were most pronounced in Europe where prices declined 26 percent and Latin America where prices declined 23 percent. Compared with the second quarter of last year on a pro forma basis, double-digit volume decreases were reported by all operating segments, except Health and Agricultural Sciences, which reported a 7 percent decline, and in all geographic areas. Volume declines were a result of the continued weakness in the global economy.

Reported net sales for the first six months of 2009 were $20.4 billion, down 35 percent from $31.1 billion in the same period last year. On a pro forma basis, net sales for the first six months of 2009 were $22.1 billion, down 39 percent from $36.2 billion in the same period last year. Compared with the first half of 2008 on a pro forma basis, prices were down 20 percent and volume decreased 19 percent. Price declines were reported by all operating segments, with the most significant declines in Hydrocarbons and Energy (41 percent), Basic Plastics (32 percent) and Basic Chemicals (25 percent). Double-digit volume declines were reported across all geographic areas and in all operating segments except Health and Agricultural Sciences, which reported a 1 percent increase in volume. For additional details regarding the change in net sales on a pro forma basis, see the Sales Volume and Price table at the end of the section entitled “Segment Results.”

Gross margin was $1,558 million for the second quarter of 2009, down from $1,728 million reported in the second quarter of last year. Gross margin declined as a result of significantly lower selling prices and volume weakness, offset somewhat by lower hydrocarbon and energy costs (down approximately $3.5 billion or 51 percent) and lower costs for other raw materials. Gross margin was reduced by a one-time increase in cost of sales of $209 million related to the fair value step-up of inventories acquired from Rohm and Haas on April 1, 2009, and sold in the second quarter of 2009. The increase was included in “Cost of sales” in the consolidated statements of operations and reflected in the operating segments as follows: $75 million in Electronic and Specialty Materials, $82 million in Coatings and Infrastructure, $30 million in Performance Systems and $22 million in Performance Products. Year to date, gross margin was $2,461 million, compared with $3,635 million reported in the first six months of 2008.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 75 percent in the second quarter of 2009, down from 83 percent in the second quarter of 2008. For the first half of 2009, Dow’s global plant operating rate was 71 percent, down from 84 percent in the same period of 2008. Operating rates declined across most businesses, impacted by actions taken by management in response to lower demand resulting from the downturn in the global economy.

Personnel count was 57,903 at June 30, 2009, up from 46,102 at December 31, 2008 and 46,008 at June 30, 2008. Headcount increased from year-end 2008 due primarily to the acquisition of Rohm and Haas (an increase of 15,400), offset by declines related to restructuring activities (a decrease of 2,800), asset and business divestitures (a decrease of 650) and approximately 170 employees transferred to a joint venture.

Operating expenses (research and development, and selling, general and administrative expenses) totaled $1,044 million in the second quarter of 2009, up $195 million (23 percent) from $849 million in the second quarter of last year. Compared with last year, research and development (“R&D”) expenses increased $46 million, and selling, general and administrative (“SG&A”) expenses increased $149 million. For the first half of 2009, operating expenses totaled $1,779 million, up $101 million (6 percent) from $1,678 million in the first half of 2008 due to the acquisition of Rohm and Haas, and strategic growth initiatives at Dow AgroSciences, partially offset by cost saving initiatives.

Amortization of intangibles was $112 million in the second quarter of 2009, up from $25 million in the second quarter of last year. For the first half of 2009, amortization of intangibles was $134 million, compared with $47 million for the same period last year. The increase in amortization of intangibles reflected the amortization of the fair value of intangible assets acquired from Rohm and Haas. See Notes D and G to the Consolidated Financial Statements for additional information concerning the acquisition of Rohm and Haas and intangible assets.

In June 2009, Dow’s Board of Directors approved a restructuring plan that incorporated actions related to the Company’s acquisition of Rohm and Haas as well as additional actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction. As a result, the Company recorded restructuring charges totaling $677 million in the second quarter of 2009, which included asset write-downs and write-offs, severance costs and costs associated with exit or disposal activities. The impact of the charges was shown as “Restructuring charges” in the consolidated statements of operations and was reflected in the Company’s segment results as follows: $68 million in Electronic and Specialty Materials, $171 million in Coatings and Infrastructure, $73 million in Performance Products, $1 million in Basic Plastics, $75 million in Basic Chemicals, $65 million in Hydrocarbons and Energy and $224 million in Corporate. In the second quarter of 2009, the Company also recorded a $15 million reduction in the 2007 restructuring reserve, reflected in the Health and Agricultural Sciences segment. See Note C to the Consolidated Financial Statements for details on the restructuring charges.

During the second quarter of 2009, pretax charges totaling $52 million were recorded for legal expenses and other transaction costs related to the April 1, 2009 acquisition of Rohm and Haas, and reflected in Corporate. These charges were expensed in accordance with SFAS 141R. An additional $34 million of acquisition-related retention expenses were incurred during the second quarter of 2009. These costs were recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” and reflected in Corporate.

Dow’s share of the earnings of nonconsolidated affiliates was $122 million in the second quarter of 2009, down from $251 million in the second quarter of last year. Compared with the same quarter of last year, earnings decreased at EQUATE Petrochemical Company K.S.C. (“EQUATE”), the OPTIMAL Group of Companies (“OPTIMAL”), Dow Corning Corporation (“Dow Corning”) and MEGlobal, reflecting the overall decrease in global demand and poor economic conditions. Results from Equipolymers B.V. (“Equipolymers”), Americas Styrenics LLC and The Kuwait Olefins Co. K.S.C. showed modest improvement compared with the second quarter of last year. For the first six months of 2009, Dow’s share of the earnings of nonconsolidated affiliates was $187 million, down from $525 million for the same period last year, with EQUATE, Dow Corning and OPTIMAL showing the largest declines. Equity earnings in the first half of 2009 were negatively impacted by $29 million for the Company’s share of a restructuring charge recognized by Dow Corning. In May 2009, the Company announced a definitive agreement for the sale of the Company’s 45 percent ownership stake in Total Raffinaderij Nederland N.V. (“TRN”) for an enterprise value expected to be approximately $725 million. The transaction remains subject to regulatory and other approvals and is expected to close in 2009. On July 30, 2009, the Company announced that it had reached an agreement to sell its ownership stake in OPTIMAL for $660 million. The formal signing and exchange of the related definitive agreements is expected to take place during the first week of August. The transaction remains subject to customary conditions and approvals and is expected to close in the third quarter of 2009.

Sundry income – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income – net for the second quarter of 2009 was $23 million, compared with $37 million in the same quarter of 2008. Year to date, sundry income – net was $20 million, compared with $83 million in the first half of 2008.

Net interest expense (interest expense less capitalized interest and interest income) was $516 million in the second quarter of 2009, compared with $126 million in the second quarter of last year. Year to date, net interest expense was $658 million, compared with $247 million in the first six months of 2008. The increase in interest expense was due to debt financing for the April 1, 2009 acquisition of Rohm and Haas. Interest income was down $16 million in the second quarter of 2009 compared with the second quarter of 2008, and down $28 million for the first six months of 2009 compared with the first six months of 2008. The decline in interest income was due to lower interest rates. See “Changes in Financial Condition” for additional information regarding debt financing activity related to the acquisition of Rohm and Haas.

The effective tax rate for the second quarter of 2009 was 36.3 percent compared to 23.6 percent for the second quarter of 2008. For the first six months of 2009 the effective tax rate was 39.9 percent compared with 23.6 percent for the first six months of 2008. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The year-to-date tax rate included the impact of audit settlements in the United States as well as the reversal of tax valuation allowances in Asia Pacific.

On June 30, 2009, the Company sold the Calcium Chloride business and recognized a $162 million pretax gain. The results of operations related to the Calcium Chloride business have been reclassified and reported as income from discontinued operations for all periods presented. Income from discontinued operations (net of income taxes) for the second quarter of 2009 was $103 million ($0.10 per share), compared with $5 million in the second quarter of 2008. Income from discontinued operations (net of income taxes) for the first six months of 2009, was $114 million ($0.12 per share) compared with $11 million ($0.01 per share) for the same period in 2008.

Preferred stock dividends of $142 million were recognized in the second quarter of 2009 following the Company’s second quarter issuance of three series of preferred stock. Dividends on Cumulative Convertible Perpetual Preferred Stock, Series A were $85 million, with the remaining $57 million of dividends relating to Cumulative Perpetual Preferred Stock, Series B and Cumulative Convertible Perpetual Preferred Stock, Series C, both of which were subsequently retired in the second quarter of 2009. See Notes O and P to the Consolidated Financial Statements for additional information.

Net income (loss) available for common stockholders was a loss of $486 million or $0.47 per share for the second quarter of 2009, compared with income of $762 million or $0.81 per share for the second quarter of 2008. Net income (loss) available for common stockholders for the first six months of 2009 was a loss of $462 million or $0.47 per share, compared with income of $1,703 million or $1.80 per share for the same period of 2008.

On July 31, 2009, the Company entered into a definitive agreement for the sale of certain acrylic monomer and specialty latex assets, as required by the United States Federal Trade Commission (“FTC”), for approval of the April 1, 2009 acquisition of Rohm and Haas (see Note D to the Consolidated Financial Statements). The transaction is subject to approval by the FTC and other customary closing conditions, and is expected to close in the second half of 2009.

The following tables summarize the impact of certain items recorded in the three-month and six-month periods ended June 30, 2009 and June 30, 2008, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
One-time increase in cost of sales related to fair valuation of Rohm and Haas inventories	$(209)	-	$(132)	-	$(0.13)	-
Restructuring charges	(662)	-	(445)	-	(0.43)	-
Transaction and other acquisition costs	(86)	-	(61)	-	(0.06)	-
Total	$(957)	-	$(638)	-	$(0.62)	-

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
One-time increase in cost of sales related to fair valuation of Rohm and Haas inventories	$(209)	-	$(132)	-	$(0.13)	-
Restructuring charges	(681)	-	(462)	-	(0.45)	-
Transaction and other acquisition costs	(134)	-	(102)	-	(0.10)	-
Dow Corning restructuring	(29)	-	(27)	-	(0.03)	-
Total	$(1,053)	-	$(723)	-	$(0.71)	-
(1)  Impact on “Income (Loss) from Continuing Operations Before Income Taxes”
(2)  Impact on “Net Income (Loss) from Continuing Operations”
(3)  Impact on “Net income (loss) from continuing operations available for common stockholders – Earnings (Loss) per common share – diluted”

SEGMENT RESULTS
Effective in the second quarter of 2009, the Company changed its reportable segments due to recent changes in the Company’s organization resulting from the April 1, 2009 acquisition of Rohm and Haas. In addition, the Company changed its measure of profit/loss for segment reporting purposes from EBIT to EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization). EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. See Note R to the Consolidated Financial Statements for a reconciliation of EBITDA to “Income (Loss) from Continuing Operations Before Income Taxes.”

In order to provide the most meaningful comparison of results by reportable segment, the following discussion and analysis compares actual results for the second quarter of 2009 to pro forma historical results for the second quarter of 2008. For the year-to-date comparisons, actual results for the second quarter of 2009 plus pro forma historical results for the first quarter of 2009 are compared to pro forma historical results for the first half of 2008. The unaudited pro forma historical segment information is based on the historical consolidated financial statements and accompanying notes of both Dow and Rohm and Haas and has been prepared to illustrate the effects of the Company’s acquisition of Rohm and Haas, assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008.

The unaudited pro forma historical segment information is not necessarily indicative of the results of operations that would have actually occurred had the acquisition been completed as of the dates indicated, nor is it indicative of the future operating results of the combined company. The unaudited pro forma historical segment information does not reflect future events that may occur after the acquisition of Rohm and Haas, including the potential realization of operating cost savings (synergies) or restructuring activities or other costs related to the planned integration of Rohm and Haas, and does not consider potential impacts of current market conditions on revenues, expense efficiencies or asset dispositions (with the exception of the sale of Dow’s Calcium Chloride business).

ELECTRONIC AND SPECIALTY MATERIALS

Electronic and Specialty Materials	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	$1,164	$730	$1,640	$1,359
EBITDA	$158	$214	$237	$441
Pro Forma Sales	N/A	$1,583	$2,135	$3,027
Pro Forma EBITDA	N/A	$492	$251	$901

Electronic and Specialty Materials sales were $1,164 million for the second quarter of 2009, down 26 percent from $1,583 million in the second quarter of 2008. Compared with the second quarter of 2008, volume declined 21 percent and prices dropped 5 percent, including a 2 percent unfavorable currency impact. The drop in prices was broad-based, with decreases reported in all geographic areas. The decrease in volume was also broad-based in all geographic areas and in all major product groups. The decline in volume was driven by the continued slow down in the electronics, housing and construction industries. EBITDA for the second quarter of 2009 was $158 million, down significantly from $492 million in the second quarter of 2008, as lower sales volume, lower selling prices and lower equity earnings from Dow Corning exceeded the benefit from lower raw material costs and tighter cost controls. EBITDA for the second quarter of 2009 was reduced by $68 million of restructuring charges (see Note C to the Consolidated Financial Statements) and by $75 million due to the increase in cost of sales related to the Rohm and Haas inventory fair valuation. In addition, EBITDA for the second quarter of 2008 included a gain of $85 million resulting from the sale of Rohm and Haas’ 40 percent equity investment in UP Chemical Company.

Electronic Materials sales for the second quarter of 2009 were down 29 percent from the same quarter last year, driven by a 26 percent decrease in volume and a 3 percent decrease in price. Volume declined principally due to a significant drop in the demand for chemical mechanical planarization pads and slurries and materials used in electronic displays and in printed circuit boards. Compared with the second quarter of last year, EBITDA decreased significantly due to lower sales volume, which more than offset lower operating expenses driven by the Company’s restructuring and cost control programs. EBITDA for the second quarter of 2009 was reduced by $12 million of restructuring charges related to the Company’s actions to optimize facilities following the acquisition of Rohm and Haas and by $28 million due to the increase in cost of sales related to the Rohm and Haas inventory fair valuation. In addition, EBITDA for the second quarter of 2008 included a gain of $85 million resulting from the sale of Rohm and Haas’ investment in UP Chemical Company.

Specialty Materials sales for the second quarter of 2009 were down 25 percent from the second quarter of 2008,  as volume declined 19 percent and prices dropped 6 percent (half due to currency). Volume declines were driven by the weak construction business, fewer water purification projects and lower demand for personal care applications. Compared with the second quarter of last year, EBITDA decreased due to lower sales prices and volume which were partially offset by the benefit of decreases in raw material costs and operating expenses. EBITDA for the second quarter of 2009 was reduced by $56 million of restructuring charges related to the Company’s actions to optimize facilities following the acquisition of Rohm and Haas and by $47 million due to the increase in cost of sales related to the Rohm and Haas inventory fair valuation.

Electronic and Specialty Materials sales were $2,135 million for the first six months of 2009, down 29 percent from $3,027 million in the first six months of 2008, as volume dropped 26 percent and prices dropped 3 percent (two-thirds due to currency). EBITDA for the first six months of 2009 was $251 million, compared with $901 million for the first six months of 2008. EBITDA declined as a result of lower volume, a decrease in equity earnings, the impact of the restructuring costs and the increase in cost of sales related to the Rohm and Haas inventory fair valuation mentioned above, and the absence of the gain on the sale of Rohm and Haas’ investment in UP Chemical Company in 2008. These declines more than offset the impact of improved operating expenses and lower raw material costs during the first six months of 2009.

COATINGS AND INFRASTRUCTURE

Coatings and Infrastructure	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	$1,242	$753	$1,648	$1,397
EBITDA	$25	$47	$46	$85
Pro Forma Sales	N/A	$1,780	$2,280	$3,289
Pro Forma EBITDA	N/A	$218	$146	$396

Coatings and Infrastructure sales were $1,242 million for the second quarter of 2009, down 30 percent from $1,780 million in the second quarter of 2008. Compared with the second quarter of 2008, volume declined 20 percent and prices dropped 10 percent, including a 5 percent unfavorable currency impact. The decline in volume was driven by the downturn in the architectural paints, industrial coatings, and building and construction industries. The drop in prices was broad-based, with decreases in all businesses within the segment and in all geographic areas. EBITDA for the second quarter of 2009 was $25 million, down from $218 million in the second quarter of 2008 due to an increase of $82 million in cost of sales related to the Rohm and Haas inventory fair valuation and $171 million of restructuring charges (See Note C to the Consolidated Financial Statements). EBITDA for the second quarter of 2009 was favorably impacted by lower operating expenses and lower feedstock and energy, raw material and freight costs that more than offset the effect of lower sales prices and reduced margin on lower volume. EBITDA for the second quarter of 2008 included a restructuring charge of $10 million.

Adhesives and Functional Polymers sales for the second quarter of 2009 were down 29 percent from the second quarter of 2008, reflecting a 20 percent decrease in volume and a 9 percent decrease in prices, with currency accounting for approximately half of the decrease. The decrease in volume was principally due to lower demand for adhesive tapes, paper labels and textile applications. In addition to lower volume and prices, EBITDA for the second quarter of 2009 was negatively impacted by a $23 million increase in cost of sales related to the Rohm and Haas inventory fair valuation. In addition, EBITDA for the second quarter of 2008 included a restructuring charge of $7 million.

Dow Building and Construction sales for the second quarter of 2009 were down 28 percent from the second quarter of 2008, reflecting a 22 percent decrease in volume and a 6 percent decrease in prices, with currency accounting for most of the decrease. The decrease in volume was primarily due to a drop in the demand for building and construction materials, leading to double-digit volume declines in all geographic areas. Compared with the same period last year, EBITDA declined due to $24 million of restructuring charges related to the Company’s actions to optimize facilities following the acquisition of Rohm and Haas and a $12 million increase in cost of sales related to the fair valuation of Rohm and Haas inventories. EBITDA for the second quarter of this year reflected lower feedstock and energy, freight and raw material costs which more than offset the decline in prices and volume.

Dow Coating Materials sales were down 32 percent compared with the second quarter of 2008 as volume decreased 20 percent and prices decreased 12 percent, including a 4 percent unfavorable currency impact. The decrease in volume was due to weak demand for architectural and industrial coatings driven largely by the pronounced downturn in the housing industry. EBITDA declined compared with the second quarter of last year due to $147 million of restructuring charges, primarily due to an expected loss on the FTC required divestiture of certain specialty latex assets, and a $47 million increase in cost of sales related to the Rohm and Haas inventory fair valuation. EBITDA was favorably impacted by lower operating expenses and lower feedstock and energy, raw material and freight costs that exceeded the decline in prices and volume. EBITDA for the second quarter of 2008 included a restructuring charge of $3 million.

Coatings and Infrastructure sales were $2,280 million for the first six months of 2009, down 31 percent from $3,289 million in 2008, as volume dropped 22 percent and prices dropped 9 percent. EBITDA for the first six months of 2009 was $146 million, compared with $396 million in the first six months of 2008. EBITDA declined due to the restructuring charges and the increase in cost of sales from the Rohm and Haas inventory fair valuation; however improvements in the cost of feedstock and energy, raw materials and freight and lower operating expenses substantially offset the significant declines in prices and volume experienced in the year.

HEALTH AND AGRICULTURAL SCIENCES

Health and Agricultural Sciences	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	$1,204	$1,360	$2,650	$2,674
EBITDA	$140	$361	$499	$717
Pro Forma Sales	N/A	$1,368	$2,665	$2,694
Pro Forma EBITDA	N/A	$356	$503	$712

Health and Agricultural Sciences sales were $1,204 million in the second quarter of 2009, down 12 percent from $1,368 million in the second quarter of 2008. Compared with the second quarter of 2008, volume decreased 7 percent while prices were down 5 percent due to currency. Unfavorable weather patterns across North America, Europe and Argentina, along with negative farmer sentiment associated with crop input pricing and eroding commodity prices, impacted the agricultural chemical business. Seeds, Traits and Oils recorded sales growth of 59 percent compared with the second quarter of 2008, primarily due to second and third quarter 2008 seed acquisitions as well as continued organic growth. EBITDA for the second quarter of 2009 was $140 million, down from $356 million in the second quarter of 2008. EBITDA for the second quarter of 2009 was negatively impacted by higher costs associated with the valuation of inventory based on reduced raw material prices, currency impacts and volume declines. Results for the second quarter of 2009 were favorably impacted by a $15 million reduction in the 2007 restructuring charge to reverse a portion of the reserve for contract termination fees.

For the first six months of 2009, sales for Health and Agricultural Sciences were $2,665 million, down 1 percent from $2,694 million in 2008, as volume increased 1 percent and prices decreased 2 percent, including the unfavorable impact of currency of 6 percent. For the first six months of 2009, EBITDA for the segment was $503 million, down from $712 million compared with the same period last year. The decline in EBITDA was driven by the second quarter of 2009 results described above.

PERFORMANCE SYSTEMS

Performance Systems	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	$1,458	$2,147	$2,629	$4,028
EBITDA	$212	$195	$314	$376
Pro Forma Sales	N/A	$2,356	$2,739	$4,418
Pro Forma EBITDA	N/A	$210	$315	$409

Performance Systems sales were $1,458 million for the second quarter of 2009, down 38 percent from $2,356 million in the second quarter of 2008. Compared with the second quarter of 2008, volume declined 26 percent and prices dropped 12 percent. The decrease in volume was broad-based and driven by the global economic slowdown in the automotive, construction and housing industries. The drop in prices was also broad-based, with decreases reported in all geographic areas and across all major product groups. EBITDA for the second quarter of 2009 was $212 million, relatively unchanged from the same period last year. EBITDA for the second quarter of 2009 was reduced $30 million by the increase in cost of sales related to the Rohm and Haas inventory fair valuation.

Automotive Systems sales for the second quarter of 2009 were down 50 percent compared with the same quarter last year, driven by a 41 percent decline in volume and a 9 percent drop in prices. Original equipment manufacturers in North America and Europe, which the business serves, significantly decreased production during the period and, in some cases, permanently reduced their production capacity, contributing to the large sales volume decline. EBITDA decreased from the same quarter last year, primarily due to the sharp decline in volume as well as a decline in selling prices. Restructuring initiatives taken by the business continued to deliver cost improvement in the second quarter of 2009.

Dow Elastomers sales for the second quarter of 2009 were down 39 percent compared with same quarter last year. Volume declined 25 percent and prices declined 14 percent. The decline in volume was most significant in North America and Europe as the business continued to suffer from the weakness in the global automotive and construction industries. The decline in demand added pressure on prices in the quarter, with the most significant impact in Europe.

EBITDA increased compared with a year ago as lower feedstock and energy and raw material costs and lower operating expenses, more than offset the decline in prices and volume. In the second quarter of 2009, EBITDA was reduced $30 million by the increase in cost of sales related to the Rohm and Haas inventory fair valuation.

Polyurethane Systems and Epoxy Systems sales were down 32 percent from the second quarter of 2008 as volume declined 16 percent and prices fell 16 percent, including a 7 percent unfavorable currency impact. The decline in volume was most significant in Europe and India, Middle East and Africa (“IMEA”) due to weakness in the housing, appliance and automotive industries. Prices fell due to declining demand with the most significant impacts in Europe, IMEA, and Asia Pacific. EBITDA was lower compared with the second quarter of 2008 due to lower selling prices and lower margin on lower sales volume.

Dow Wire and Cable sales were down 36 percent from the second quarter of 2008 as volume decreased 22 percent and prices declined 14 percent. Double-digit volume declines were reported in all geographic areas (except IMEA) due to the continued weakness in the construction industry. Prices fell, reflecting significantly lower feedstock and energy prices, with the most significant impact in Europe. Despite the decrease in volume and prices, EBITDA was essentially unchanged from the same quarter last year.

For the first half of 2009, Performance Systems sales were $2,739 million, down 38 percent from $4,418 million in the first half of 2008, as volume dropped 28 percent and price declined 10 percent. EBITDA for the first six months of 2009 was $315 million, compared with $409 million in the first half of 2008. EBITDA declined as the favorable impact of lower feedstock and energy costs, lower raw material costs and lower operating expenses were more than offset by lower prices and the drop in volume.

PERFORMANCE PRODUCTS

Performance Products	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	$2,085	$3,285	$3,972	$6,428
EBITDA	$212	$334	$402	$768
Pro Forma Sales	N/A	$3,562	$4,099	$6,926
Pro Forma EBITDA	N/A	$327	$359	$781

Performance Products sales were $2,085 million for the second quarter of 2009, down 41 percent from $3,562 million in the second quarter of 2008. Volume declined 22 percent while prices declined 19 percent. The global economic downturn drove double-digit sales declines in all geographic areas and across all businesses in the segment, despite the impact of governmental stimulus programs which started to gain momentum during the quarter. Performance Products EBITDA was $212 million in the second quarter of 2009 and reflected the negative impact of $73 million in restructuring charges (see Note C to the Consolidated Financial Statements) and a $22 million increase in cost of sales related to the Rohm and Haas inventory fair valuation. In the same quarter last year, EBITDA totaled $327 million. The impact of sharply lower sales volume combined with the decline in prices and lower operating rates more than offset the benefit of lower operating expenses and lower feedstock and energy, freight and raw material costs.

Amines sales for the quarter were down 24 percent from the second quarter of 2008, with prices down 15 percent and volume down 9 percent. Demand was weak globally with the exception of Europe, where demand showed some improvement versus the same period last year primarily due to strength in personal care and laundry detergent applications, and IMEA, where demand improved in agricultural applications. Soft demand in North America was caused by weakness in automotive, agricultural and construction related applications. The Amines business benefited in the second quarter from its strategy to revitalize the ethyleneamines portion of the business, which performed well and partially mitigated poor results in other components of the business. EBITDA improved versus the second quarter of 2008 as the benefit from sharply lower feedstock and raw material costs outpaced the impact of lower selling prices.

Polyurethanes sales for the quarter were down 40 percent from the second quarter of 2008. Prices declined 25 percent and volume declined 15 percent. The business continued to struggle with weak demand globally and poor industry supply/demand fundamentals that drove double-digit declines in both price and volume in all geographic areas. Compared with the second quarter of 2008, EBITDA for the business was down significantly in the second quarter of 2009 due to lower margin on declining sales volume, reduced operating rates and the unfavorable impact of declining selling prices, which were only partially offset by lower feedstock and raw material costs.

Epoxy sales for the quarter were down 49 percent from the second quarter of 2008 as volume declined 31 percent and prices dropped 18 percent. Demand continued to be soft across key electrical laminate and civil engineering applications with double-digit declines in both volume and price in all geographic areas. EBITDA declined modestly compared with the same period last year as the benefit of lower feedstock costs largely mitigated the impact of reduced selling prices, lower margin on declining sales volume and lower operating rates.

Oxygenated Solvents sales were down 45 percent compared with the second quarter of 2008 with volume down 29 percent and prices down 16 percent. Volume declined due to weakness in the global economy and low levels of demand for cleaners as well as industrial and automotive coating applications. EBITDA improved versus the second quarter of 2008 with the benefit from lower feedstock costs more than offsetting the impact of lower selling prices and lower sales volume.

Performance Fluids, Polyglycols and Surfactants sales declined 28 percent versus the same quarter last year with volume down 22 percent and prices down 6 percent, with approximately half of the decline due to currency. Despite strengthening demand in Europe for heat transfer fluids in high temperature applications, weakness in the global economy drove an overall decline in sales volume. EBITDA improved versus the second quarter of 2008 as the benefit of lower feedstock and energy costs more than offset the impact of declining selling prices and lower sales volume.

Performance Monomers sales declined 46 percent from the same period last year with prices down 24 percent and volume down 22 percent. Volume declined due to weak demand associated with the downturn in the global economy. Asia Pacific was one exception as China’s governmental stimulus program led to an improvement in volume versus the same quarter in 2008. Prices dropped by double-digit percentages across all geographic areas. EBITDA for the quarter was reduced by the increase in cost of sales related to the Rohm and Haas inventory fair valuation and restructuring charges primarily related to the impairment of certain acrylic monomer assets that the Company is required to divest as a condition of the FTC’s approval of the Company’s acquisition of Rohm and Haas. These impacts, which totaled $93 million, led to a decline in EBITDA from the same period a year ago. Also contributing to the decline, the benefit from lower feedstock and energy and raw material costs was more than offset by the unfavorable impact of lower selling prices and lower sales volume.

For the first half of 2009, Performance Products sales were $4,099 million, down 41 percent from $6,926 million in the first half of 2008, reflecting a 24 percent decline in volume and a 17 percent decline in prices. Performance Products EBITDA for the first six months of 2009 totaled $359 million, including the unfavorable impact of $95 million of restructuring charges and the increase in cost of sales related to the fair valuation of Rohm and Haas inventories, down from EBITDA of $781 million during the first six months of 2008. For the first half of 2009, the benefit of declining feedstock and raw material costs offset the impact of lower selling prices, but did not mitigate the drop in sales volume and the impact of lower operating rates.

BASIC PLASTICS
For the Basic Plastics segment, there was no difference between actual and pro forma sales and EBITDA for the three-month and six-month periods ended June 30, 2009 and June 30, 2008.

Basic Plastics sales for the second quarter of 2009 were $2,371 million, down 42 percent from $4,114 million in the second quarter of last year. In the fourth quarter of 2008, an unprecedented decline in feedstock costs and escalating concerns about the strength of the global economy contributed to significant price declines in all geographic areas. While economic conditions appear to be stabilizing, the pricing environment that developed in late 2008 carried forward into 2009, resulting in prices that were 30 percent lower than in the second quarter of 2008. Volume was 12 percent lower than the second quarter of 2008 with declines in all geographic areas, except IMEA. While Asia Pacific volume was down slightly, weak economic conditions resulted in significantly lower volume in North America and Europe. The volume decline in North America also reflects the May 2008 formation of Americas Styrenics LLC, a 50:50 joint venture. EBITDA for the second quarter was $405 million, down from $589 million in the second quarter of 2008. While feedstock and energy costs, raw materials, freight and operating expenses were significantly lower than in the second quarter of 2008, the benefit was more than offset by the steep decline in prices, lower volume and lower equity earnings. Equity earnings from Equipolymers, Siam Polyethylene Company Limited, and Americas Styrenics LLC improved compared with the second quarter of 2008; however, lower earnings from EQUATE and Univation Technologies, LLC more than offset these improvements.

Polyethylene sales were down 42 percent compared with the second quarter of 2008 as prices decreased 32 percent and volume decreased 10 percent. Double-digit price declines were experienced in all geographic areas, reflecting significantly lower feedstock and energy costs. Although prices began to improve in nearly all geographic areas as the quarter progressed, they remained significantly lower than those of the second quarter of 2008. Volume declined in all geographic areas, except IMEA, as demand remained weak and customers continued to aggressively manage inventories. EBITDA for the second quarter of 2009 declined compared with the same period last year as the favorable impact of lower feedstock and raw material costs was more than offset by the decline in prices and volume and lower equity earnings from EQUATE.

Polypropylene sales were down 44 percent compared with the second quarter of 2008 as prices decreased 39 percent and volume decreased 5 percent. Double-digit price declines were reported in all geographic areas due to the significant decline in feedstock and energy costs and weak global economic conditions. Demand for rigid packaging applications remained strong, however, weakness continued in the durable, consumer and industrial sectors. Volume in Europe was negatively impacted by production outages at two of the Company’s manufacturing facilities in Germany due to a ten-year government mandated, planned safety inspection at the Company’s Schkopau facility and an unplanned production outage at the Wesseling site. EBITDA was relatively unchanged from the second quarter of 2008 as the favorable impact of lower feedstock and energy costs was offset by lower prices and sales volume.

Styrenics sales for the second quarter of 2009 were down 51 percent compared with the second quarter of 2008. Volume was down 27 percent with the decline being most pronounced in North America and Latin America, reflecting the formation of Americas Styrenics LLC. While the Chinese government’s stimulus program resulted in higher demand for appliance applications, overall demand in Asia Pacific was lower than in the second quarter of 2008. In Europe, demand remained soft due to weakness in the construction industry and the impact of new industry capacity. Prices were down 24 percent as a result of lower feedstock and energy costs and weak global demand. EBITDA was up significantly from the second quarter of 2008 as the benefit of lower feedstock and energy, raw material and freight costs and improved equity earnings from Americas Styrenics LLC more than offset the decline in prices.

Basic Plastics sales for the first six months of 2009 were $4,400 million, down 44 percent from $7,921 million in the first half of 2008. Compared with the first half of 2008, prices were down 32 percent while volume declined 12 percent. EBITDA for the first half of 2009 was $527 million, down from $1,198 million in the first half of 2008. EBITDA fell as the drop in prices and volume more than offset the favorable impact of lower feedstock and energy, raw material and freight costs, and lower operating expenses.

BASIC CHEMICALS
For the Basic Chemicals segment, there was no difference between actual and pro forma sales and EBITDA for the three-month and six-month periods ended June 30, 2009 and June 30, 2008.

Sales for Basic Chemicals were $586 million for the second quarter of 2009 compared with $1,254 million for the second quarter of 2008. Sales decreased 53 percent as prices declined 29 percent and volume fell 24 percent, with substantial declines in all major product lines. EBITDA for the second quarter of 2009 was a loss of $107 million, which included restructuring charges of $75 million (See Note C to the Consolidated Financial Statements), compared with positive EBITDA of $108 million for the same quarter last year. Despite lower feedstock and energy costs, EBITDA in the second quarter of 2009 declined compared with the second quarter of 2008 due to the restructuring charges, lower prices and volume, lower operating rates and declines in equity earnings from EQUATE and OPTIMAL.

Within the Chlor-Alkali/Chlor-Vinyl business, sales were down 50 percent compared with the second quarter of 2008 as prices decreased 35 percent and volume decreased 15 percent. Caustic soda prices declined in the second quarter of 2009 due to industry oversupply. Caustic soda continued to experience volume pressure during the second quarter due to weaker demand and prolonged customer shutdowns within the alumina, chemical processing, and pulp and paper industries. Vinyl chloride monomer (“VCM”) prices declined due to the drop in feedstock and energy costs, as well as the steep decline in demand. Volume for VCM, particularly in North America and Europe, continued to be affected by the collapse of the housing construction industry. Included in EBITDA for the second quarter of 2009 was a restructuring charge of $50 million related to the second quarter shutdown of the ethylene dichloride/VCM manufacturing facility in Plaquemine, Louisiana. The facility will shut down in mid-2011. EBITDA for the second quarter of 2009 declined as the benefit of lower feedstock and energy costs were more than offset by the substantial decline in prices, lower volume and the impact of the restructuring charge.

Sales for Ethylene Oxide/Ethylene Glycol (“EO/EG”) declined 67 percent as volume decreased 46 percent and prices decreased 21 percent. Volume for EG decreased sharply due to further demand destruction and overcapacity in the industry. EO/EG operating rates remained low and have been adjusted to control inventories and meet third-party and internal derivative business demands. Included in EBITDA for the second quarter of 2009 was a restructuring charge of $25 million related to the second quarter shutdown of one of the EO/EG manufacturing facilities in Hahnville, Louisiana. EBITDA for the business declined as lower feedstock and energy costs were more than offset by lower prices, increased costs due to lower operating rates, substantially lower equity earnings from EQUATE and OPTIMAL, and the impact of the restructuring charge.

For the first half of 2009, sales for Basic Chemicals were $1,171 million, down 52 percent from $2,454 million in the same period last year, as prices decreased 25 percent and volume decreased 27 percent. EBITDA for the first six months of 2009 was a loss of $112 million compared with positive EBITDA of $326 million in the same period last year, as lower feedstock and energy costs were not sufficient to offset lower volume and prices and decreased equity earnings from EQUATE, MEGlobal and OPTIMAL. In addition, EBITDA for the second half of 2009 was reduced by the second quarter restructuring charges.

HYDROCARBONS AND ENERGY
For the Hydrocarbons and Energy segment, there was no difference between actual and pro forma sales and EBITDA for the three-month and six-month periods ended June 30, 2009 and June 30, 2008.

Hydrocarbons and Energy sales were $910 million for the second quarter of 2009, down 65 percent from $2,618 million in the second quarter of 2008. Prices declined 37 percent while volume decreased 28 percent. The sharp decrease in selling prices was directly related to declines in crude oil and related commodity prices, as well as the impact of weak monomer demand on prices. The decrease in volume during the quarter was marked by relatively low ethylene cracker operating rates and an extended maintenance turnaround, which impacted the volume of refinery sales. For the first six months of 2009, sales were $1,898 million for the segment, down 60 percent from $4,783 million in the same period of 2008, with a 41 percent decrease in prices and a 19 percent decrease in volume.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities; natural gas is also used as fuel. The Company’s cost of purchased feedstock and energy in the second quarter of 2009 decreased approximately $3.5 billion (51 percent) compared with the same quarter of last year.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at net cost, which results in EBITDA that is typically at or near breakeven. EBITDA for the second quarter of 2009 was a loss of $65 million due to a restructuring charge related to the Company’s actions to rationalize manufacturing capabilities in response to continued weakness in the economy (see Note C to the Consolidated Financial Statements). Except for the restructuring charge, EBITDA was breakeven for the three-month and six-month periods ended June 30, 2009 and June 30, 2008.

CORPORATE

Corporate	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	$302	$88	$355	$96
EBITDA	$(384)	$(140)	$(603)	$(250)
Pro Forma Sales	N/A	$278	$745	$696
Pro Forma EBITDA	N/A	$(219)	$(562)	$(300)

Included in the results for Corporate are:
•	results of insurance company operations,
•	results of Morton International, Inc. (see Note E to the Consolidated Financial Statements),
•	gains and losses on sales of financial assets,
•	stock-based compensation expense and severance costs,
•	changes in the allowance for doubtful receivables,
•	expenses related to New Ventures,
•	asbestos-related defense and resolution costs,
•	foreign exchange hedging results, and
•	certain overhead and other cost recovery variances not allocated to the operating segments.

EBITDA for the second quarter of 2009 was a loss of $384 million, compared with a loss of $219 million in the second quarter of 2008. EBITDA for the second quarter of 2009 was reduced by restructuring charges totaling $224 million and costs related to the April 1, 2009 acquisition of Rohm and Haas of $86 million, which included pretax charges totaling $52 million for legal expenses and other transaction costs expensed in accordance with SFAS 141R and an additional $34 million of acquisition-related retention expenses.

EBITDA for the first six months of 2009 was a loss of $562 million, compared with a loss of $300 million in the same period last year. Similar to the second quarter results, year-to-date EBITDA reflected restructuring charges totaling $245 million, including an unfavorable adjustment to the 2008 restructuring plan of $19 million and spending related to the April 1, 2009 acquisition of Rohm and Haas of $214 million (including $80 million incurred by Rohm and Haas prior to the April 1, 2009 acquisition).

Sales Volume and Price by Operating Segment and Geographic Area Pro Forma Comparisons
	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	(21)%	(5)%	(26)%	(26)%	(3)%	(29)%
Coatings and Infrastructure	(20)	(10)	(30)	(22)	(9)	(31)
Health and Agricultural Sciences	(7)	(5)	(12)	1	(2)	(1)
Performance Systems	(26)	(12)	(38)	(28)	(10)	(38)
Performance Products	(22)	(19)	(41)	(24)	(17)	(41)
Basic Plastics	(12)	(30)	(42)	(12)	(32)	(44)
Basic Chemicals	(24)	(29)	(53)	(27)	(25)	(52)
Hydrocarbons and Energy	(28)	(37)	(65)	(19)	(41)	(60)
Total	(20)%	(20)%	(40)%	(19)%	(20)%	(39)%
Geographic areas
United States	(25)%	(16)%	(41)%	(23)%	(15)%	(38)%
Europe	(22)	(26)	(48)	(19)	(27)	(46)
Rest of World	(10)	(19)	(29)	(15)	(17)	(32)
Total	(20)%	(20)%	(40)%	(19)%	(20)%	(39)%

OUTLOOK
The second quarter of 2009 was characterized by stabilizing consumer spending patterns, an upturn in manufacturing activity and a generally more positive sentiment, although trends are clearly lower than at this time last year. The outlook for the remainder of the year and into early 2010 has improved on the back of growing momentum in consumer and business spending, global stimulus programs and low inventories across the majority of value chains. Business conditions and sentiment, however, are fragile and therefore a cautious approach is still warranted for the near-term. In the United States, economic stimulus programs have yet to spur a significant turn in demand, although recently stabilizing conditions bode well for the later part of 2009 and into 2010 when funding for government initiatives is expected to ramp up. Recovery in the United States is expected to be slow, as unemployment continues to be a drag on consumer spending. In Europe, recovery is still not anticipated to occur until 2010 and then only at a modest pace. As a result, low manufacturing operating rates and excess capacity are expected to prevail in developed Western economies for several additional quarters. Asia Pacific, primarily China, remains a bright spot. Chinese domestic demand has responded positively to aggressive stimulus programs. Export demand, however, is clearly weaker, although improving conditions and sentiment among developed economies have raised the outlook for these markets.

Purchased feedstock and energy costs are expected to remain much lower than this time last year but modestly higher than the second quarter of 2009. Crude oil prices moved steadily higher throughout the second quarter and are expected to remain firm on the back of improving supply/demand conditions and a healthier forecast for global economic growth. U.S. natural gas prices, however, are expected to lag crude oil due to local fundamentals. This trend provided a substantial cost advantage for U.S.-based chemicals and plastics production in the second quarter and is expected to continue into the third quarter of 2009. Significant ethylene capacity additions, primarily in the Middle East and Asia Pacific, are still expected in the second-half of the year and into 2010. This projection, combined with weak demand conditions, has already begun a wave of industry capacity rationalizations, which is expected to continue in order to balance regional and global supply with demand.

The Company remains focused on its commitments to financial discipline, balance sheet de-leveraging and strict cost control. The integration of Rohm and Haas has progressed smoothly, and Dow is accelerating its restructuring efforts and the realization of cost and growth synergies as quickly as possible. Additionally, the Company remains focused on right-sizing its manufacturing footprint to reflect its strategic direction, recent demand destruction and future industry fundamentals.

CHANGES IN FINANCIAL CONDITION
The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	June 30, 2009	June 30, 2008
Cash provided by (used in):
Operating activities	$63	$1,416
Investing activities	(15,629)	(1,224)
Financing activities	15,373	80
Effect of exchange rate changes on cash	41	103
Net change in cash and cash equivalents	$(152)	$375

In the first six months of 2009, cash provided by operating activities decreased compared with the same period last year primarily due to lower earnings partially offset by an increase in dividends received from nonconsolidated affiliates in excess of earnings.

Cash used in investing activities in the first six months of 2009 reflects the April 1, 2009 acquisition of Rohm and Haas for $15,681 million and lower capital expenditures compared with the first six months of 2008.

Cash provided by financing activities in the first six months of 2009 reflects the funding for the acquisition of Rohm and Haas as discussed in further detail below.

Despite the ongoing difficult economic market environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The Company has undertaken several restructuring plans during the past three years as follows:

•
On December 3, 2007, the Board of Directors approved a restructuring plan (the “2007 Plan”) that includes the shutdown of a number of assets and organizational changes within targeted functions. These restructuring activities are scheduled to be completed by the end of 2009.

•
On December 5, 2008, the Board of Directors approved a restructuring plan (the “2008 Plan”) that includes the shutdown of a number of facilities and a global workforce reduction. These restructuring activities are targeted to be completed by the end of 2010.

•
On June 30, 2009, the Board of Directors approved a plan (the “2009 Plan”) that includes the elimination of approximately 2,500 positions and the shutdown of a number of manufacturing facilities. These restructuring activities are scheduled to be completed during the next two years.

•
Included in the liabilities assumed with the April 1, 2009 acquisition of Rohm and Haas was a reserve of $122 million for severance and employee benefits for the separation of 1,255 employees associated with Rohm and Haas’ 2008 restructuring initiatives. The separations resulted from plant shutdowns, production schedule adjustments, productivity improvements and reductions in support services. These restructuring activities are scheduled to be completed during the next two years.

The restructuring activities related to the 2007 Plan, the 2008 Plan, the 2009 Plan and the severance reserve assumed from Rohm and Haas are expected to result in additional cash expenditures of approximately $618 million over the next two years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities, and pension plan settlement costs. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	June 30, 2009	Dec. 31, 2008
Current assets	$18,383	$16,060
Current liabilities	11,127	13,108
Working capital	$7,256	$2,952
Current ratio	1.65:1	1.23:1
Days-sales-outstanding-in-receivables	47	42
Days-sales-in-inventory	66	58

Days-sales-outstanding-in-receivables increased from 42 days at December 31, 2008, to 47 days at June 30, 2009, primarily due to the acquisition of Rohm and Haas as well as seasonality in the Health and Agricultural Sciences segment. Days-sales-in-inventory increased from 58 days at December 31, 2008, to 66 days at June 30, 2009, due to the increase in inventories from year end, and the decline in cost of sales which was down in large part due to lower feedstock and energy costs.

Total Debt In millions	June 30, 2009	Dec. 31, 2008
Notes payable	$695	$2,360
Long-term debt due within one year	1,090	1,454
Long-term debt	21,983	8,042
Total debt	$23,768	$11,856
Debt as a percent of total capitalization	54.0%	45.7%

On March 9, 2009, the Company borrowed $3 billion under its Five Year Competitive Advance and Revolving Credit Facility Agreement dated April 24, 2006 (“Revolving Credit Facility”). The funds are due in April 2011 and bear interest at a variable LIBOR-plus rate. The Company is using the funds to finance its day-to-day operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes. At June 30, 2009, the outstanding liability on the Revolving Credit Facility was $900 million, leaving $2.1 billion of available credit. At June 30, 2009, there was $107 million of commercial paper outstanding.

At June 30, 2009, the Company had $89 million of SEC-registered securities available for issuance under the Company’s U.S. retail medium-term note program (InterNotes), Euro 5 billion (approximately $7.1 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $524 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on July 31, 2006, and renewed on July 31, 2008. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 23, 2007. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units.

On April 1, 2009, the Company completed the acquisition of Rohm and Haas. Pursuant to the July 10, 2008 Agreement and Plan of Merger (the “Merger Agreement”), Ramses Acquisition Corp., a direct wholly owned subsidiary of the Company, merged with and into Rohm and Haas (the “Merger”), with Rohm and Haas continuing as the surviving corporation and a direct wholly owned subsidiary of the Company.

Financing for the April 1, 2009 transaction included debt of $9.2 billion obtained through a Term Loan Agreement (“Term Loan”), as well as equity investments by Berkshire Hathaway Inc. (“BHI”) and by the Kuwait Investment Authority (“KIA”) in the form of Cumulative Convertible Perpetual Preferred Stock, Series A of 3 million shares for $3 billion (BHI) and 1 million shares for $1 billion (KIA).

In connection with the closing of the Merger, the Company entered into an Investment Agreement with certain trusts established by members of the Haas family (the “Haas Trusts”) and Paulson & Co. Inc. (“Paulson”), each of whom was a significant shareholder of Rohm and Haas common stock at the time of the Merger. Under the Investment Agreement, the Haas Trusts and Paulson purchased from the Company 2.5 million shares (Haas Trusts - 1.5 million shares; Paulson - 1.0 million shares) of Cumulative Perpetual Preferred Stock, Series B (“preferred series B”) for an aggregate price of $2.5 billion, with $1.5 billion from the Haas Trusts and $1.0 billion from Paulson. The Haas Trusts made an additional investment in 0.5 million shares of Cumulative Convertible Perpetual Preferred Stock, Series C (“preferred series C”) for an aggregate price of $500 million.

In May 2009, the Company entered into a purchase agreement with the Haas Trusts and Paulson, whereby the Haas Trusts and Paulson agreed to sell to the Company their shares of the preferred series B in consideration for shares of the Company’s common stock and/or notes at the discretion of the Company.

In May 2009, the Company launched a public offering of 150.0 million shares of its common stock. Included in the 150.0 million shares were 83.3 million shares issued to the Haas Trusts and Paulson in a private transaction in consideration for shares of preferred series B held by the Haas Trusts and Paulson. Gross proceeds were $2,250 million, of which the Company’s net proceeds (after underwriting discounts and commissions) were $966 million for the sale of the Company’s 66.7 million shares.

In May 2009, the Company issued $6 billion of debt securities in a public offering. The offering included $1.75 billion aggregate principal amount of 7.6 percent notes due 2014; $3.25 billion aggregate principal amount of 8.55 percent notes due 2019; and $1 billion aggregate principal amount of 9.4 percent notes due 2039. An aggregate principal amount of $1.35 billion of the 8.55 percent notes due 2019 were offered by accounts and funds managed by Paulson and the Haas Trusts. These investors received notes from the Company in payment for 1.3 million shares of preferred series B, at par plus accrued dividends. The Company used net proceeds received from this offering for refinancing, renewals, replacements and refunding of outstanding indebtedness, including repayment of a portion of the Term Loan.

Upon the consummation of the above transactions, all shares of preferred series B were retired. At June 30, 2009, the outstanding balance of the Term Loan was $4,137 million.

On May 26, 2009, the Company entered into an underwriting agreement and filed the corresponding shelf registration statement to effect the conversion of preferred series C into the Company’s common stock. On June 9, 2009, following the end of the sale period and determination of the share conversion amount, the Company issued 31.0 million shares of common stock to the Haas Trusts and all shares of preferred series C were retired.

See Notes D, K, O and P to the Consolidated Financial Statements for more information on the acquisition and the corresponding financing activities.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At June 30, 2009, management believes the Company was in compliance with all of these covenants and default provisions.

The Company’s credit rating is currently investment grade. The Company’s long-term credit ratings were downgraded by Moody’s on April 22, 2009 from Baa1 to Baa3 with outlook negative and Moody’s concluded its review of the Company’s credit risk. The Company’s long-term credit ratings were downgraded by Standard & Poor’s on April 1, 2009 from BBB to BBB- with credit watch negative. On May 6, 2009, Standard & Poor’s removed the credit watch negative, but maintained outlook negative. The Company’s short-term credit ratings are A-3/P-3 negative/negative by Standard & Poor’s and Moody’s. If the Company’s credit ratings are further downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company’s ability to access credit markets.

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

The following table represents long-term debt obligations and expected cash requirements for interest at June 30, 2009, including the outstanding borrowing of $900 million under the Revolving Credit Facility, the outstanding borrowing of $4,137 million against the Term Loan and the $6 billion of debt securities issued in the second quarter of 2009 (see Note K to the Consolidated Financial Statements).

Contractual Obligations at June 30, 2009		Payments Due by Year
In millions	2009	2010	2011	2012	2013	2014 and beyond	Total
Long-term debt – current and noncurrent	$938	$1,123	$6,566	$1,455	$816	$12,175	$23,073
Expected cash requirements for interest	$1,417	$1,399	$1,336	$1,088	$1,014	$10,152	$16,406

Contractual Obligations at December 31, 2008		Payments Due by Year
In millions	2009	2010	2011	2012	2013	2014 and beyond	Total
Long-term debt – current and noncurrent	$1,454	$1,060	$1,523	$1,004	$601	$3,854	$9,496
Expected cash requirements for interest	$552	$501	$438	$356	$298	$4,096	$6,241

The Company had outstanding guarantees at June 30, 2009. Additional information related to these guarantees can be found in the “Guarantees” section of Note J to the Consolidated Financial Statements.

Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on a bid or bid evaluation are classified as Level 2. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. See Note I to the Consolidated Financial Statements for a description of the fair valuation of assets and liabilities measured on a nonrecurring basis. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Note I to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. In the first six months of 2009, other-than-temporary impairment write-downs were $64 million.

Dividends
On May 14, 2009, the Board of Directors declared a quarterly dividend of $0.15 per share, payable July 30, 2009, to common stockholders of record on June 30, 2009. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession.

In the second quarter of 2009, $57 million of dividends were remitted to preferred series B and preferred series C shareholders through the retirement of the preferred series B and preferred series C shares. On June 30, 2009, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on June 15, 2009, which was paid on July 1, 2009. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors' approval.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2009	2008
Claims unresolved at January 1	75,706	90,322
Claims filed	4,263	6,035
Claims settled, dismissed or otherwise resolved	(5,012)	(7,663)
Claims unresolved at June 30	74,957	88,694
Claimants with claims against both UCC and Amchem	24,138	28,154
Individual claimants at June 30	50,819	60,540

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

Based on ARPC’s December 2006 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased the asbestos-related liability for pending and future claims for the 15-year period ending in 2021 to $1.2 billion at December 31, 2006.

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating ARPC’s December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

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

Based on Union Carbide’s review of 2009 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2009. Union Carbide’s asbestos-related liability for pending and future claims was $893 million at June 30, 2009. Approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Six Months Ended		Aggregate Costs
In millions	June 30, 2009	June 30, 2008	to Date as of June 30, 2009
Defense costs	$20	$23	$645
Resolution costs	$41	$68	$1,427

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $9 million in the second quarter of 2009 ($2 million in the second quarter of 2008) and $20 million in the first six months of 2009 ($16 million in the first six months of 2008), and was reflected in “Cost of sales.”

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2009, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to the asbestos liability was $403 million at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	June 30, 2009	Dec. 31, 2008
Receivables for defense costs	$23	$28
Receivables for resolution costs	239	244
Total	$262	$272

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The June 30, 2009, 2008 year-end and 2008 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR		2008	2008
In millions	At June 30, 2009	Year-end	Average
Foreign exchange	$8	$1	$3
Interest rate	$333	$161	$105
Equity exposures	$14	$24	$16
Commodities	-	$6	$13
Composite	$335	$158	$112

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $158 million at December 31, 2008 to a composite of $335 million at June 30, 2009. The increase related primarily to an increase in the interest rate VAR from $161 million to $333 million, principally due to new debt issuances in the second quarter of 2009.

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

Changes in Internal Control Over Financial Reporting
On April 1, 2009, the Company acquired Rohm and Haas Company (“Rohm and Haas”) (see Note D to the Consolidated Financial Statements). The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Rohm and Haas. The Company will report on its assessment of the effectiveness of internal control over financial reporting for the combined operations at December 31, 2009.

Other than as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the second quarter of 2009. For a summary of the history and current status of this matter, see Note J to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas Company (“Rohm and Haas”), now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals affirmed the lower court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the trial court for further proceedings. In October 2008 and February 2009, the trial court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the trial court has not yet determined the amount of the COLA benefits that may be due to the class participants.

At June 30, 2009, the Company had a pension liability of $185 million, which was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” recognized the estimated impact of the judicial decisions to the long-term Rohm and Haas Plan obligations to the applicable Rohm and Haas retirees and active employees.

Environmental Matters
On various dates, the Company received Notices of Enforcement (“NOEs”) from the Texas Commission on Environmental Quality (“TCEQ”) for alleged violations of air regulations related to nine independent air emission events that occurred between May 2007 and April 2008 at eight different plants at the Company’s Freeport, Texas site. During the fourth quarter of 2008, these nine independent events were officially combined by the TCEQ into a single enforcement matter seeking an initial combined civil penalty of $312,325. The TCEQ Staff and the Company agreed to settle this single enforcement matter for $202,325, half of which will be paid to the TCEQ, with the balance to be used to purchase low emission school buses for use near the Company's Freeport, Texas site. This settlement was approved by the TCEQ Commissioners on May 20, 2009, resolving this matter.

The Company received an Administrative Complaint dated September 26, 2008 from the United States Environmental Protection Agency (“EPA”) - Region 1 office notifying the Company of the EPA’s intent to assess civil penalties in the proposed amount of $330,112 for seven alleged violations of the Company’s Allyn’s Point, Connecticut manufacturing facilities’ Title V Clean Air Act Operating Permit and Title V regulations. The seven alleged violations relate primarily to environmental recordkeeping infractions, failure to follow required work practices and one alleged violation of volatile organic compound (“VOC”) emission requirements. The Company negotiated a settlement with EPA Region 1 resulting in the payment of a civil penalty in the amount of $150,000 to EPA Region 1 on May 27, 2009.

On October 1, 2007, the Company received a NOE from the TCEQ related to alleged air emission events at the Company’s Freeport, Texas site. The NOE seeks a total civil penalty of $354,000. The TCEQ Commissioners approved the settlement of this matter on June 26, 2009 for $166,645, half of which will be paid to the TCEQ, with the balance contributed to the Houston-Galveston Area Emission Reduction Credit Organization for the Clean Cities/Clean Vehicles Program, Brazoria County, Texas.

Rohm and Haas Colombia Ltda., a wholly owned subsidiary of the Company, received an Administrative Complaint dated March 26, 2009 from the Corporacion Autonoma Regional del Atlantico for an alleged violation relating to a release of water into a river near Rohm and Haas Columbia Ltda.’s Baranquilla, Columbia manufacturing facilities, seeking a civil penalty of $527,320. The Company is seeking to have this proposed civil penalty reduced or eliminated; however, resolution of this Administrative Complaint may result in a civil penalty in excess of $100,000.

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
Since 2005, purchased feedstock and energy costs have accounted for almost half of the Company’s total production costs and operating expenses. The Company uses its feedstock flexibility and financial and physical hedging programs to lower overall feedstock costs. However, when these costs increase, the Company is not always able to immediately raise selling prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. Conversely, when these costs decline, selling prices decline as well. As a result, volatility in these costs could negatively impact the Company’s results of operations.

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

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At June 30, 2009, Union Carbide’s asbestos-related liability for pending and future claims was $893 million ($934 million at December 31, 2008) and its receivable for insurance recoveries related to the asbestos liability was $403 million (unchanged from December 31, 2008). At June 30, 2009, Union Carbide also had receivables of $262 million ($272 million at December 31, 2008) for insurance recoveries for defense and resolution costs. It is the opinion of the Company’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

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
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At June 30, 2009, the Company had accrued obligations of $537 million ($312 million at December 31, 2008) for environmental remediation and restoration costs, including $88 million ($22 million at December 31, 2008) for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

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

Increased concerns regarding the safety of chemicals in commerce and their potential impact on the environment have resulted in more restrictive regulations and could lead to additional regulations in the future.
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
The Company’s credit rating is currently investment grade. The Company’s long-term credit rating was downgraded by Standard & Poor’s on April 1, 2009 from BBB to BBB- with credit watch negative and by Moody’s on April 22, 2009 from Baa1 to Baa3 with outlook negative and Moody’s concluded its review of the Company’s credit risk. On May 6, 2009, Standard & Poor’s removed the credit watch negative, but maintained outlook negative. The Company’s short-term credit ratings were reduced to A-3/P-3 negative/negative by Standard & Poor’s/Moody’s. If the Company’s credit ratings are further downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company’s ability to access credit markets.

Increased costs related to the financing of the Rohm and Haas acquisition could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs.
At June 30, 2009, the Company had outstanding borrowings of $4.1 billion pursuant to a Term Loan Agreement, additional debt securities of $6 billion and preferred equity securities in the amount of $4 billion largely to finance the April 1, 2009 acquisition of Rohm and Haas. This financing requires additional interest and dividend payments and thus may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs. This may also increase the Company’s vulnerability to adverse economic conditions.

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
The April 1, 2009 acquisition of Rohm and Haas increased the Company’s goodwill by $9.9 billion. At least annually, the Company performs an impairment test for goodwill. Under current accounting guidance, if the carrying value of goodwill exceeds the estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value with a charge against earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the acquisition could negatively impact the Company’s results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2009:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program
April 2009	29,895	$11.67	-	-
May 2009	443	$12.00	-	-
June 2009	2,652	$17.15	-	-
Second quarter 2009	32,990	$12.11	-	-
(1)	Represents shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of the Company was held on May 14, 2009. At that meeting, Arnold A. Allemang, Jacqueline K. Barton, James A. Bell, Jeff M. Fettig, Barbara Hackman Franklin, John B. Hess, Andrew N. Liveris, Geoffery E. Merszei, Dennis H. Reilley, James M. Ringler, Ruth G. Shaw and Paul G. Stern were re-elected to the Company's Board of Directors for one-year terms to expire at the annual meeting in 2010.

The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.
Description of Matter	For	Against	Abstentions	Broker Nonvotes
1. Election of Directors:
Arnold A. Allemang	714,368,158	53,650,063	7,188,044	N/A
Jacqueline K. Barton	713,120,491	54,399,036	7,686,738	N/A
James A. Bell	700,051,973	67,351,883	7,802,409	N/A
Jeff M. Fettig	701,131,129	66,241,893	7,833,243	N/A
Barbara Hackman Franklin	701,355,135	66,314,661	7,556,469	N/A
John B. Hess	693,416,413	74,205,957	7,583,895	N/A
Andrew N. Liveris	695,119,543	73,142,623	6,944,099	N/A
Geoffery E. Merszei	691,013,436	76,633,013	7,559,816	N/A
Dennis H. Reilley	719,398,570	47,616,238	8,191,457	N/A
James M. Ringler	665,885,630	101,312,151	8,008,484	N/A
Ruth G. Shaw	695,743,664	71,375,558	8,087,043	N/A
Paul G. Stern	694,153,858	73,070,509	7,981,898	N/A
2. Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2009	747,784,871	21,885,086	5,536,308	N/A
3. Stockholder Proposal on Cumulative Voting	194,664,422	388,703,138	6,563,627	185,275,078
4. Stockholder Proposal on Special Meetings	340,857,835	242,207,692	6,865,660	185,275,078
5. Stockholder Proposal on Executive Stock Retention	204,734,473	376,634,176	8,562,538	185,275,078
6. Stockholder Proposal on Say on Executive Pay	296,360,565	285,949,998	7,620,623	185,275,079
7. Stockholder Proposal on Environmental Remediation in the Midland Area	145,621,787	362,052,982	82,256,417	185,275,079
N/A - Not applicable

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 78 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report:  ACRYSOL, ACUDYNE, ACULYN, ACUMER, ACuPLANE, ACUSOL, ADCOTE, ADVASTAB, AFFINITY, AIRSTONE, AMBERLITE, AMBITROL, AMPLIFY, AQUA-LAM, AQUASET, AR, ASPUN, ATTANE, AUROLECTROLESS, AUTOMATE, AVANSE, BETAFOAM, BETAMATE, BETASEAL, BOROL, CANGUARD, CARBITOL, CARBOWAX, CARBOWAX SENTRY, CELLOSIZE, CELLOSOLVE, CLEAR+STABLE, CONTINUUM, COPPER GLEAM, CORRGUARD, CYCLOTENE, D.E.H., D.E.N., D.E.R., DOW, DOWANOL, DOWEX, DOWFAX, DOWFROST, DOWICIDE, DOWLEX, DOWTHERM, DURAMAX, DURAPLUS, DURAPOSIT, ECHELON, ECOSOFT, ECOSURF, ELASTENE, ELITE, ENDURANCE, ENFORCER, ENGAGE, ENHANCER, ENLIGHT, EPIC, EVOCAR, FILMTEC, FORTEFIBER, FORTEGRA, FOUNDATIONS, FROTH-PAK, GREAT STUFF, HYPERKOTE, HYPOL, IMPAXX, INFUSE, INSPIRE, INSTA-STIK, INTEGRAL, INTERVIA, ISONATE, LITHOJET, MAGNUM, METEOR, METHOCEL, MONOTHANE, MOR-FREE, MORTRACE, NEOCAR, NORDEL, NORKOOL, NYLOPAK, OPTICITE, OPTIDOSE, OPTOGRADE, OPULYN, OROTAN, PAPI, PARALOID, PELLETHANE, POLYOX, PRIMACOR, PRIMAL, PRIMENE, PROCITE, PROGLYDE, PULSE, REDI-LINK, RENUVA, RHOPLEX, ROBOND, ROMAX, ROPAQUE, SARAN, SARANEX, SATINFX, SATISFIT, SERFENE, SHAC, SI-LINK, SILK, SOLTERRA, SOLTEX, SPECFIL, SPECFLEX, SPECTRIM, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SUNSPHERES, SYNALOX, TAMOL, TERGITOL, THERMAX, TILE BOND, TRAFFIDECK, TRENCHCOAT, TRITON, TRYCITE, TUFLIN, TYBRITE, TYMOR, TYRIN, UCAR, UCAR POLYPHOBE, UCARE, UCARHIDE, UCON, UNIGARD, UNIPOL, UNIVAL, VERDISEAL, VERSENE, VERSIFY, VISIONPAD, VORACOR, VORACTIV, VORALAST, VORAMER, VORANATE, VORANOL, VORASTAR, WALOCEL, WALSRODER, WEATHERMATE, XITRACK

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report:  AGROMEN, BRODBECK, CLINCHER, DAIRYLAND, DELEGATE, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, RENZE, SENTRICON, SIMPLICITY, STARANE, TELONE, TORDON, TRACER NATURALYTE, TRIUMPH, VIKANE, WIDESTRIKE

The following trademark of Ann Arbor Technical Services, Inc. appears in this report:  GeoMorph

The following trademark of the Financial Accounting Standards Board appears in this report:  FASB Accounting Standards Codification

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant

Date: August 3, 2009

/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller

The Dow Chemical Company and Subsidiaries Exhibit Listing

EXHIBIT NO.	DESCRIPTION

3(i)(d)
Certificate of Elimination of the Cumulative Perpetual Preferred Stock, Series B and Cumulative Convertible Perpetual Preferred Stock, Series C, as filed with the Secretary of State, State of Delaware on July 28, 2009, incorporated by reference to Exhibit 3.1 to The Dow Chemical Company Current Report on Form 8-K filed on July 28, 2009.

4(a)
Indenture, dated May 1, 2008, between The Dow Chemical Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to The Dow Chemical Company's Registration Statement on Form S-3, File No. 333-140859.

10(uu)
Purchase Agreement, dated May 5, 2009, among The Dow Chemical Company, Paulson & Co. Inc. and the Haas Family Trusts, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on May 11, 2009.

10(vv)
Stock Purchase Agreement, dated May 11, 2009, between The Dow Chemical Company and Fidelity Management Trust Services, as trustee of a trust established under The Dow Chemical Company Employees’ Savings Plan, incorporated by reference to Exhibit 1.1 to The Dow Chemical Company Current Report on Form 8-K filed on May 14, 2009.

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

101
The following materials from The Dow Chemical Company's Quarterly Report on Form 10-Q for the interim period ended June 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to the Consolidated Financial Statements, tagged as block text.