Form 10-Q
period 2009-09-30
DOW CHEMICAL CO /DE/
filed 2009-10-30
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Class Common Stock, par value $2.50 per share	Outstanding at September 30, 2009 1,143,726,067 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions, except per share amounts (Unaudited)	2009	2008	2009	2008
Net Sales	$12,046	$15,371	$32,409	$46,511
Cost of sales	10,386	13,949	28,288	41,454
Research and development expenses	400	334	1,073	1,000
Selling, general and administrative expenses	683	497	1,789	1,509
Amortization of intangibles	108	21	242	68
Restructuring charges	-	-	681	-
Purchased in-process research and development	-	27	-	27
Acquisition and integration related expenses	21	18	121	18
Equity in earnings of nonconsolidated affiliates	224	266	411	791
Sundry income (expense) - net	813	(34)	833	49
Interest income	6	23	27	72
Interest expense and amortization of debt discount	488	160	1,167	456
Income from Continuing Operations Before Income Taxes	1,003	620	319	2,891
Provision (Credit) for income taxes	204	180	(69)	716
Net Income from Continuing Operations	799	440	388	2,175
Income (Loss) from discontinued operations, net of income taxes (benefit)	(4)	8	110	19
Net Income	795	448	498	2,194
Net income (loss) attributable to noncontrolling interests	(1)	20	22	63
Net Income Attributable to The Dow Chemical Company	796	428	476	2,131
Preferred stock dividends	85	-	227	-
Net Income Available for The Dow Chemical Company Common Stockholders	$711	$428	$249	$2,131

Per Common Share Data:
Net income from continuing operations available for common stockholders	$0.65	$0.45	$0.13	$2.27
Discontinued operations attributable to common stockholders	(0.01)	0.01	0.11	0.02
Earnings per common share - basic	$0.64	$0.46	$0.24	$2.29

Net income from continuing operations available for common stockholders	$0.64	$0.45	$0.13	$2.24
Discontinued operations attributable to common stockholders	(0.01)	0.01	0.11	0.02
Earnings per common share - diluted	$0.63	$0.46	$0.24	$2.26

Common stock dividends declared per share of common stock	$0.15	$0.42	$0.45	$1.26
Weighted-average common shares outstanding - basic	1,108.4	925.2	1,020.0	932.4
Weighted-average common shares outstanding - diluted	1,120.7	934.0	1,029.4	941.7

Depreciation	$601	$505	$1,680	$1,497
Capital Expenditures	$266	$628	$825	$1,584
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
In millions (Unaudited)	2009	2008
Assets
Current Assets
Cash and cash equivalents	$2,581	$2,800
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2009: $159; 2008: $124)	5,586	3,782
Other	3,201	3,074
Inventories	6,970	6,036
Deferred income tax assets - current	689	368
Total current assets	19,027	16,060
Investments
Investment in nonconsolidated affiliates	2,946	3,204
Other investments	2,603	2,245
Noncurrent receivables	341	276
Total investments	5,890	5,725
Property
Property	53,105	48,391
Accumulated depreciation	35,168	34,097
Net property	17,937	14,294
Other Assets
Goodwill	13,327	3,394
Other intangible assets (net of accumulated amortization - 2009: $1,132; 2008: $825)	5,254	829
Deferred income tax assets - noncurrent	1,999	3,900
Asbestos-related insurance receivables - noncurrent	618	658
Deferred charges and other assets	783	614
Assets held for sale	2,195	-
Total other assets	24,176	9,395
Total Assets	$67,030	$45,474

Liabilities and Equity
Current Liabilities
Notes payable	$1,692	$2,360
Long-term debt due within one year	1,362	1,454
Accounts payable:
Trade	3,643	3,306
Other	2,062	2,227
Income taxes payable	135	637
Deferred income tax liabilities - current	78	88
Dividends payable	253	411
Accrued and other current liabilities	3,109	2,625
Total current liabilities	12,334	13,108
Long-Term Debt	20,631	8,042
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,333	746
Pension and other postretirement benefits - noncurrent	6,644	5,466
Asbestos-related liabilities - noncurrent	757	824
Other noncurrent obligations	3,548	3,208
Liabilities held for sale	538	-
Total other noncurrent liabilities	12,820	10,244
Preferred Securities of Subsidiaries	-	500
Stockholders' Equity
Preferred stock, series A ($1.00 par, $1,000 liquidation preference, 4,000,000 shares)	4,000	-
Common stock	2,906	2,453
Additional paid-in capital	2,025	872
Retained earnings	16,785	17,013
Accumulated other comprehensive loss	(3,613)	(4,389)
Unearned ESOP shares	(528)	-
Treasury stock at cost	(846)	(2,438)
The Dow Chemical Company's stockholders' equity	20,729	13,511
Noncontrolling interests	516	69
Total equity	21,245	13,580
Total Liabilities and Equity	$67,030	$45,474
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
	Nine Months Ended
	Sept. 30,	Sept. 30,
In millions (Unaudited)	2009	2008
Operating Activities
Net Income	$498	$2,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,023	1,681
Purchased in-process research and development	-	27
Provision (Credit) for deferred income tax	(520)	74
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	260	(115)
Pension contributions	(201)	(122)
Net gain on sales of investments	(66)	(24)
Net gain on sales of property, businesses and consolidated companies	(189)	(45)
Other net loss (gain)	(2)	5
Net gain on sales of ownership interest in nonconsolidated affiliates	(785)	-
Restructuring charges	676	-
Excess tax benefits from share-based payment arrangements	-	(8)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,277)	123
Inventories	(60)	(698)
Accounts payable	(178)	(177)
Other assets and liabilities	492	(453)
Cash provided by operating activities	671	2,462
Investing Activities
Capital expenditures	(825)	(1,584)
Proceeds from sales of property, businesses and consolidated companies	278	209
Purchase of previously leased assets	(713)	(63)
Investments in consolidated companies, net of cash acquired	(14,838)	(316)
Investments in nonconsolidated affiliates	(115)	(128)
Distributions from nonconsolidated affiliates	7	6
Proceeds from sales of nonconsolidated affiliates	1,403	-
Purchase of unallocated Rohm and Haas ESOP shares	(552)	-
Purchases of investments	(300)	(725)
Proceeds from sales and maturities of investments	440	664
Cash used in investing activities	(15,215)	(1,937)
Financing Activities
Changes in short-term notes payable	(892)	880
Proceeds from revolving credit facility	3,000	-
Payments on revolving credit facility	(2,100)	-
Proceeds from Term Loan	9,226	-
Payments on Term Loan	(8,226)	-
Proceeds from issuance of long-term debt	8,005	1,265
Payments on long-term debt	(1,576)	(84)
Redemption of preferred securities of subsidiaries	(500)	-
Purchases of treasury stock	(5)	(898)
Proceeds from issuance of common stock	966	-
Proceeds from issuance of preferred stock	7,000	-
Proceeds from sales of common stock	554	59
Issuance costs for debt and equity securities	(368)	(66)
Excess tax benefits from share-based payment arrangements	-	8
Distributions to noncontrolling interests	(44)	(44)
Dividends paid to stockholders	(779)	(1,174)
Cash provided by (used in) financing activities	14,261	(54)
Effect of Exchange Rate Changes on Cash	64	54
Summary
Increase (Decrease) in cash and cash equivalents	(219)	525
Cash and cash equivalents at beginning of year	2,800	1,736
Cash and cash equivalents at end of period	$2,581	$2,261
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
	Sept. 30,	Sept. 30,
In millions (Unaudited)	2009	2008
Preferred Stock
Balance at beginning of year	-	-
Preferred stock issued	$7,000	-
Preferred stock repurchased	(2,500)	-
Preferred stock converted to common stock	(500)	-
Balance at end of period	4,000	-
Common Stock
Balance at beginning of year	2,453	$2,453
Common stock issued	453	-
Balance at end of period	2,906	2,453
Additional Paid-in Capital
Balance at beginning of year	872	902
Common stock issued	2,643	-
Sale of shares to ESOP	(1,529)	-
Stock-based compensation and allocation of ESOP shares	39	(37)
Balance at end of period	2,025	865
Retained Earnings
Balance at beginning of year	17,013	18,004
Net income available for The Dow Chemical Company common stockholders	249	2,131
Dividends declared on common stock (Per share: $0.45 in 2009, $1.26 in 2008)	(471)	(1,167)
Other	(6)	(14)
Balance at end of period	16,785	18,954
Accumulated Other Comprehensive Income (Loss), Net of Tax
Unrealized Gains (Losses) on Investments at beginning of year	(111)	71
Net change in unrealized gains (losses)	158	(173)
Balance at end of period	47	(102)
Cumulative Translation Adjustments at beginning of year	221	723
Translation adjustments	331	(208)
Balance at end of period	552	515
Pension and Other Postretirement Benefit Plans at beginning of year	(4,251)	(989)
Adjustments to pension and other postretirement benefit plans	64	30
Balance at end of period	(4,187)	(959)
Accumulated Derivative Gain (Loss) at beginning of year	(248)	25
Net hedging results	(68)	(158)
Reclassification to earnings	291	(8)
Balance at end of period	(25)	(141)
Total accumulated other comprehensive loss	(3,613)	(687)
Unearned ESOP Shares
Balance at beginning of year	-	-
Shares acquired	(553)	-
Shares allocated to ESOP participants	25	-
Balance at end of period	(528)	-
Treasury Stock
Balance at beginning of year	(2,438)	(1,800)
Purchases	(5)	(898)
Sale of shares to ESOP	1,529	-
Issuance to employees and employee plans	68	241
Balance at end of period	(846)	(2,457)
The Dow Chemical Company's Stockholders' Equity	20,729	19,128
Noncontrolling Interests
Balance at beginning of year	69	414
Net income attributable to noncontrolling interests	22	63
Purchase of noncontrolling interests' share of subsidiaries	-	(374)
Acquisition of Rohm and Haas Company noncontrolling interests	432	-
Other	(7)	(33)
Balance at end of period	516	70
Total Equity	$21,245	$19,198
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2009	2008	2009	2008
Net Income	$795	$448	$498	$2,194
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on investments	107	(89)	158	(173)
Translation adjustments	233	(748)	331	(208)
Adjustments to pension and other postretirement benefit plans	25	13	64	30
Net gains (losses) on cash flow hedging derivative instruments	69	(237)	223	(166)
Total other comprehensive income (loss)	434	(1,061)	776	(517)
Comprehensive Income (Loss)	1,229	(613)	1,274	1,677
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(1)	20	22	63
Comprehensive Income (Loss) Attributable to The Dow Chemical Company	$1,230	$(633)	$1,252	$1,614
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART I – FINANCIAL INFORMATION, Item 1. Financial Statements.
(Unaudited) Notes to the Consolidated Financial Statements

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008 and the audited consolidated financial statements and notes thereto included in the Current Report on Form 8-K dated September 25, 2009.

NOTE B – RECENT ACCOUNTING GUIDANCE

Accounting Standards Codification
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs will replace accounting guidance that historically was issued as FASB Statements (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Issues or other types of accounting standards. The Codification became effective September 30, 2009 for the Company and disclosures within this Quarterly Report on Form 10-Q have been updated to reflect the change.

Accounting for Noncontrolling Interests
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (codified in ASC Topic 810, “Consolidation”), was effective January 1, 2009 for the Company and established accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary. The retrospective presentation and disclosure requirements outlined by the consolidation guidance have been incorporated into this Quarterly Report on Form 10-Q for the interim period ended September 30, 2009.

In accordance with the new guidance on noncontrolling interests, the Company revised all previous references to “minority interests” in the consolidated financial statements to “noncontrolling interests,” and also made the following changes:

•
The Consolidated Statements of Income now present “Net Income,” which includes “Net income (loss) attributable to noncontrolling interests” and “Net Income Attributable to The Dow Chemical Company.” “Net Income Available for The Dow Chemical Company Common Stockholders” is equivalent to the previously reported “Net Income Available for Common Stockholders.” No change was required to the presentation of earnings per share.

•
The Consolidated Balance Sheets now present “Noncontrolling interests” as a component of “Total equity.” “Noncontrolling interests” is equivalent to the previously reported “Minority Interest in Subsidiaries.” “The Dow Chemical Company’s stockholders’ equity” is equivalent to the previously reported “Net stockholders’ equity.”

•
The Consolidated Statements of Comprehensive Income now present “Comprehensive Income (Loss),” which includes “Comprehensive income (loss) attributable to noncontrolling interests, net of tax” and “Comprehensive Income (Loss) Attributable to The Dow Chemical Company.” “Comprehensive Income (Loss) Attributable to The Dow Chemical Company” is equivalent to the previously reported “Comprehensive Income.”

•	The Consolidated Statements of Cash Flows now begin with “Net Income” instead of “Net Income Available for Common Stockholders.”
•	Interim Consolidated Statements of Equity have been added to fulfill the disclosure requirements.

Fair Value Measurements
On January 1, 2009, the Company adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (codified in ASC Topic 820, “Fair Value Measurements and Disclosures”), related to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on the financial statements on a recurring basis. Since the Company’s fair value measurements for nonfinancial assets and nonfinancial liabilities were consistent with the guidance, the adoption of the guidance did not have a material impact on the Company’s consolidated financial statements. The Company’s enhanced disclosures are included in Note J.

On June 30, 2009, the Company adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (codified in ASC Topic 820). This FSP provides additional guidance for estimating the fair value when the market activity for an asset or liability has declined significantly. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (codified in ASC Topic 270, “Interim Reporting”). This guidance requires disclosures about the fair value of financial instruments during interim reporting periods. The Company’s enhanced disclosures are included in Note I.

On August 28, 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the first reporting period (including interim periods) beginning after issuance, which is October 1, 2009 for the Company. The adoption of this ASU is not anticipated to have a material impact on the Company’s consolidated financial statements.

Other Recently Adopted Accounting Guidance
On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (codified in ASC Topic 815, “Derivatives and Hedging”). This guidance requires enhanced disclosures about an entity’s derivative and hedging activities. The Company’s enhanced disclosures are included in Note I.

On January 1, 2009, the Company adopted EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (codified in ASC Topic 260, “Earnings Per Share”), related to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The guidance affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (codified in ASC Topic 805, “Business Combinations” and ASC Topic 820), related to assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance states that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value, if the acquisition date fair value can be reasonably determined. If the acquisition date fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with ASC Topic 450, “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies” and FIN No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5”). This guidance also requires new disclosures for the assets and liabilities within the scope of this Topic. See Note D for disclosures related to a recent business combination.

On June 30, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (codified in ASC Topic 320, “Investments - Debt and Equity Securities”). This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (codified in ASC Topic 855, “Subsequent Events”). This guidance establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures. The Company has evaluated subsequent events in accordance with this guidance through the filing of this Quarterly Report on Form 10-Q on October 30, 2009.

Accounting Guidance Issued But Not Yet Adopted
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (codified in ASC Topic 715, “Compensation - Retirement Benefits”). The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The Company will include the required disclosures in the Company’s Annual Report on Form 10-K for the annual period ending December 31, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (codified in ASC Topic 860, “Transfers and Servicing”). The guidance amends SFAS No. 140 and is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Statement is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for the Company, and interim periods within that annual reporting period. The Company is currently evaluating the impact of adopting the guidance.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The Statement is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for the Company, and interim periods within that annual reporting period. The Company is currently evaluating the impact of adopting the Statement.

In September 2009, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This Issue is effective for fiscal periods beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company is currently evaluating the impact of adopting the guidance.

In September 2009, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 09-3, “Applicability of Statement of Position 97-2 to Certain Arrangements that Include Software Elements,” which clarifies the accounting guidance for sales of tangible products containing both software and hardware elements. This Issue is effective for fiscal periods beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company is currently evaluating the impact of adopting the guidance.

On September 30, 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” to provide guidance within ASC Topic 820 on measuring the fair value of certain alternative investments in entities that calculate net asset values. This ASU is effective for interim and annual periods ending after December 15, 2009, which is December 31, 2009 for the Company. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Details regarding the components of the 2009 restructuring charges are discussed below:

Impairment of Long-Lived Assets and Other Assets
The restructuring charges related to the write-down or write-off of assets in the second quarter of 2009 totaled $454 million. Write-downs were related to Dow’s facilities located in Hahnville and Plaquemine, Louisiana, the United States Federal Trade Commission (“FTC”) required divestiture of certain acrylic monomer and specialty latex assets in North America and other small manufacturing facilities where the acquisition of Rohm and Haas resulted in overlapping manufacturing capabilities. Details regarding these write-downs or write-offs are as follows:

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

•	With the completion of the Company’s acquisition of Rohm and Haas, the following charges were recognized:
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

Severance Costs
The restructuring charges included severance of $155 million for the separation of approximately 2,500 employees under the terms of the Company’s ongoing benefit arrangements, primarily over the next two years. These costs were charged against Corporate. At September 30, 2009, severance of $37 million had been paid and a currency adjusted liability of $120 million remained for approximately 1,791 employees.

The following table summarizes the activities related to the Company’s restructuring reserve:

2009 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the second quarter of 2009	$454	$68	$155	$677
Cash payments	-	-	(5)	(5)
Charges against reserve	(454)	-	-	(454)
Reserve balance at June 30, 2009	-	$68	$150	$218
Cash payments	-	-	(32)	(32)
Foreign currency impact	-	-	2	2
Reserve balance at September 30, 2009	-	$68	$120	$188

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

Restructuring Reserve Assumed from Rohm and Haas
Included in liabilities assumed in the April 1, 2009 acquisition of Rohm and Haas was a reserve of $122 million for severance and employee benefits for the separation of 1,255 employees under the terms of Rohm and Haas’ ongoing benefit arrangement. The separations resulted from plant shutdowns, production schedule adjustments, productivity improvements and reductions in support services. Cash payments are expected to be paid over the next two years. In the second and third quarters of 2009, severance of $35 million was paid, leaving a currency adjusted liability of $85 million for approximately 667 employees at September 30, 2009.

Restructuring Reserve Assumed from Rohm and Haas In millions	Severance and Employee Benefits
Reserve balance assumed on April 1, 2009	$122
Cash payments	(24)
Foreign currency impact	(4)
Reserve balance at June 30, 2009	$94
Cash payments	(11)
Foreign currency impact	2
Reserve balance at September 30, 2009	$85

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

The severance component of the 2008 restructuring charges of $321 million was for the separation of approximately 3,000 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At December 31, 2008, a liability of $319 million remained for approximately 2,965 employees. During the first quarter of 2009, the Company increased the severance reserve by a net amount of $19 million, including approximately 500 additional employees. For the nine-month period ended September 30, 2009, severance of $275 million was paid, and a currency adjusted liability of $65 million remained for approximately 407 employees.

The following table summarizes 2009 activities related to the Company’s 2008 restructuring reserve:

2009 Activities Related to 2008 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$128	$319	$447
Adjustment to reserve	-	19	19
Cash payments	-	(123)	(123)
Foreign currency impact	-	(5)	(5)
Reserve balance at March 31, 2009	$128	$210	$338
Cash payments	-	(113)	(113)
Foreign currency impact	4	7	11
Reserve balance at June 30, 2009	$132	$104	$236
Cash payments	-	(39)	(39)
Foreign currency impact	3	-	3
Reserve balance at September 30, 2009	$135	$65	$200

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

The severance component of the 2007 restructuring charges of $86 million was for the separation of approximately 978 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At December 31, 2008, a liability of $37 million remained for approximately 527 employees. For the nine-month period ended September 30, 2009, severance of $22 million was paid, and a currency adjusted liability of $15 million remained for approximately 165 employees.

Cash payments of $37 million have been made in 2009 related to contract termination fees.

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

The following table summarizes 2009 activities related to the Company’s 2007 restructuring reserve:

2009 Activities Related to 2007 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$93	$37	$130
Cash payments	(18)	(12)	(30)
Foreign currency impact	1	(1)	-
Reserve balance at March 31, 2009	$76	$24	$100
Cash payments	(18)	(5)	(23)
Adjustment to reserve	(15)	-	(15)
Foreign currency impact	7	1	8
Reserve balance at June 30, 2009	$50	$20	$70
Cash payments	(1)	(5)	(6)
Foreign currency impact	2	-	2
Reserve balance at September 30, 2009	$51	$15	$66

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

The acquisition of Rohm and Haas was accounted for under the accounting guidance for business combinations.

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

Following is the amount of net sales and earnings from the Rohm and Haas acquired businesses included in the Company’s results since the April 1, 2009 acquisition. Included in the results from Rohm and Haas was $257 million of restructuring charges (see Note C for information regarding the Company’s 2009 restructuring activities), a one-time increase in cost of sales of $209 million related to the fair value step-up of inventories acquired from Rohm and Haas and sold in the second quarter of 2009 and a pretax loss of $56 million on the early extinguishment of debt.

Rohm and Haas Results of Operations In millions	April 1 - Sept. 30, 2009
Net sales	$3,867
Loss from Continuing Operations Before Income Taxes	$(284)

The following table provides actual results of operations for the three-month period ended September 30, 2009, pro forma results of operations for the three-month period ended September 30, 2008 and pro forma results of operations for the nine-month periods ended September 30, 2009 and September 30, 2008, as if Rohm and Haas had been acquired on January 1 of each year. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Rohm and Haas resulting from the fair valuation of assets acquired and the impact of acquisition financing in place at September 30, 2009. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Rohm and Haas. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

Pro Forma Results of Operations	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Actual Sept. 30, 2009	Pro Forma Sept. 30, 2008	Pro Forma Sept. 30, 2009	Pro Forma Sept. 30, 2008
Net sales	$12,046	$17,839	$34,178	$54,047
Net income (loss) available for The Dow Chemical Company common stockholders	$711	$219	$(440)	$1,412
Earnings (Loss) per common share - diluted	$0.63	$0.20	$(0.40)	$1.26

The following table summarizes the fair values of the assets acquired and liabilities assumed from Rohm and Haas on April 1, 2009. In the third quarter of 2009, net adjustments of $79 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are reflected in the values presented below. The valuation process is not complete. Final determination of the fair values may result in further adjustments to the values presented below.

Assets Acquired and Liabilities Assumed In millions	On April 1, 2009
Purchase Price	$15,681
Fair Value of Assets Acquired
Current assets	$2,710
Property	3,851
Other intangible assets (1)	4,475
Other assets	1,307
Net assets of the Salt business (2)	1,442
Total Assets Acquired	$13,785
Fair Value of Liabilities and Noncontrolling Interests Assumed
Current liabilities	$1,207
Long-term debt	2,541
Accrued and other liabilities and noncontrolling interests	702
Pension benefits	1,119
Deferred tax liabilities – noncurrent	2,466
Total Liabilities and Noncontrolling Interests Assumed	$8,035
Goodwill (1)	$9,931
(1) See Note H for additional information.
(2) Morton International, Inc.; see Note E.

The fair value of receivables acquired from Rohm and Haas on April 1, 2009 (net of the Salt business) was $1,001 million, with gross contractual amounts receivable of $1,048 million. Liabilities assumed from Rohm and Haas on April 1, 2009 included certain contingent environmental liabilities valued at $159 million and a liability of $185 million related to Rohm and Haas Pension Plan matters (see Note K), which were valued in accordance with the accounting guidance for contingencies. Operating loss carryforwards of $2,189 million were acquired from Rohm and Haas on April 1, 2009, $137 million of which were subject to expiration in 2009 through 2013.

The following table summarizes the major classes of assets and liabilities underlying the deferred tax liabilities resulting from the acquisition of Rohm and Haas:

Deferred Tax Liabilities In millions	On April 1, 2009
Intangible assets	$1,195
Property	495
Long-term debt	233
Inventory	80
Other accruals and reserves	463
Total Deferred Tax Liabilities	$2,466

The acquisition resulted in the recognition of $9,931 million of goodwill, which is not deductible for tax purposes. See Note H for further information on goodwill, including the allocation by segment.

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

Financing for the Rohm and Haas Acquisition
Financing for the acquisition of Rohm and Haas included debt and equity financing (see Notes L, P and Q).

Rohm and Haas Acquisition and Integration Related Expenses
During the third quarter of 2009, pretax charges totaling $21 million ($121 million during the first nine months of 2009) were recorded for legal expenses and other transaction and integration costs related to the April 1, 2009 acquisition of Rohm and Haas. These charges were expensed in accordance with the accounting guidance for business combinations and were recorded in “Acquisition and integration related expenses” and were reflected in Corporate. For the three and nine months ended September 30, 2008, pretax charges totaling $18 million related to legal expenses and other transaction costs related to the acquisition of Rohm and Haas were recorded and reflected in Corporate. An additional $26 million of acquisition-related retention expenses were incurred during the third quarter of 2009 ($60 million during the first nine months of 2009) and recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” and reflected in Corporate.

Purchased In-Process Research and Development
Purchased in-process research and development (“IPR&D”) represents the value assigned in a business combination to acquired research and development projects that, as of the date of the acquisition, had not established technological feasibility and had no alternative future use. In the third quarter of 2008, the Company recorded a charge of $27 million for IPR&D projects associated with recent acquisitions of germplasm from Texas Triumph Seed Co., Inc. in February 2008, and germplasm from Dairyland Seed Co., Inc. and Bio-Plant Research Ltd. in August 2008.

NOTE E – DIVESTITURES

Divestiture of the Rohm and Haas Salt Business
On April 1, 2009, the Company announced the entry into a definitive agreement to sell the stock of Morton International, Inc. (“Morton”), the Salt business of Rohm and Haas, to K+S Aktiengesellschaft (“K+S”). The transaction received regulatory approval and closed on October 1, 2009. See subsequent event discussion below. The results of operations for the Salt business are reported in Corporate. The following table provides the major classes of assets and liabilities related to Morton, which have been presented as noncurrent assets and liabilities held for sale in the consolidated balance sheets:

Assets and Liabilities Held for Sale In millions	At Sept. 30, 2009
Current assets	$374
Property	434
Other intangible assets	1,285
Deferred charges and other assets	102
Assets held for sale	$2,195
Current liabilities	$124
Deferred income tax liabilities - noncurrent	311
Pension and other post retirement benefits	89
Other noncurrent obligations	14
Liabilities held for sale	$538

Subsequent Event
On October 1, 2009, the Company completed the divestiture of its interest in Morton to K+S and received net proceeds of $1,576 million, with proceeds subject to customary post-closing adjustments. One billion dollars in proceeds from this transaction were used to pay off the Term Loan used to fund the acquisition of Rohm and Haas.

Divestiture of the Calcium Chloride Business
On June 30, 2009, the Company completed the sale of the Calcium Chloride business and recognized a pretax gain of $162 million. The results of the Calcium Chloride business, including the second quarter of 2009 gain on the sale, are reflected as “Income (Loss) from discontinued operations, net of income taxes (benefit)” in the consolidated statements of income for all periods presented.

The following table presents the results of discontinued operations:

Discontinued Operations	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net sales	-	$40	$70	$104
Income (loss) before income taxes (benefit)	$(7)	$13	$175	$30
Provision (credit) for income taxes	$(3)	$5	$65	$11
Income (loss) from discontinued operations, net of income taxes (benefit)	$(4)	$8	$110	$19

Divestiture of Investments in Nonconsolidated Affiliates
On September 1, 2009, the Company completed the sale of its ownership interest in Total Raffinaderij Nederland N.V. (“TRN”), a nonconsolidated affiliate, and related inventory to Total S.A for $742 million. This resulted in a pretax net gain of $457 million which consisted of a gain of $513 million reflected in “Sundry income (expense) – net” and a charge of $56 million related to the recognition of hedging losses which were recorded to “Cost of sales.”

On September 30, 2009 the Company completed the sale of its ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”), nonconsolidated affiliates, for $660 million to Petroliam Nasional Berhad. This resulted in a pretax net gain of $328 million included in “Sundry income (expense) –net.”

Net proceeds from these divestitures were used to pay down debt.

NOTE F – INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Sept. 30, 2009	Dec. 31, 2008
Finished goods	$3,884	$3,351
Work in process	1,614	1,217
Raw materials	765	830
Supplies	707	638
Total inventories	$6,970	$6,036

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $566 million at September 30, 2009 and $627 million at December 31, 2008.

NOTE G – NONCONSOLIDATED AFFILIATES

The table below presents summarized financial information for Dow Corning Corporation and EQUATE Petrochemical Company K.S.C., significant nonconsolidated affiliates (at 100 percent):

Summarized Income Statement Information	Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008
Dow Corning Corporation
Sales	$3,624	$4,146
Gross profit	$1,186	$1,447
Net income	$309	$566
EQUATE Petrochemical Company K.S.C.
Sales	$624	$1,024
Gross profit	$183	$671
Net income	$176	$651

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Electronic and Specialty Materials	Coatings and Infrastructure	Health and Ag Sciences	Perf Systems	Perf Products	Basic Plastics	Hydrocarbons and Energy	Total
Balance at Dec. 31, 2008	$785	$91	$1,391	$572	$427	$65	$63	$3,394
Goodwill related to 2009 acquisition of Rohm and Haas	3,819	5,152	189	387	384	-	-	9,931
Adjustment related to 2008 acquisition of:
Dairyland Seed Co., Inc.	-	-	(1)	-	-	-	-	(1)
Stevens Roofing Systems	-	3	-	-	-	-	-	3
Balance at Sept. 30, 2009	$4,604	$5,246	$1,579	$959	$811	$65	$63	$13,327

The recording of the April 1, 2009 acquisition of Rohm and Haas (see Note D) resulted in goodwill of $9,931 million, which is not deductible for tax purposes. In the third quarter of 2009, goodwill related to the acquisition of Rohm and Haas was increased by $79 million as a result of net adjustments made to the fair values of the assets acquired and liabilities assumed. Intangible assets acquired with the acquisition amounted to $4,475 million as shown below:

Rohm and Haas Intangible Assets In millions	Gross Carrying Amount	Weighted-average Amortization Period
Intangible assets with finite lives:
Licenses and intellectual property	$1,368	10 years
Software	73	3 years
Trademarks	482	10 years
Customer related	2,478	16 years
Total intangible assets, finite lives	$4,401	13 years
In-process R&D, indefinite lives	74	-
Total intangible assets	$4,475

Goodwill Impairments
During the fourth quarter of 2008, the Company recorded an estimated goodwill impairment loss of $209 million for the Dow Automotive reporting unit. As required by the goodwill and other intangible assets topic of the ASC, (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), the second step of goodwill impairment testing to determine the implied fair value of goodwill for the Dow Automotive reporting unit was finalized in the first quarter of 2009. No adjustment was required to be made to the estimated impairment loss based on completion of the allocation process.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At September 30, 2009			At December 31, 2008
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,681	$(279)	$1,402	$316	$(192)	$124
Patents	140	(106)	34	139	(100)	39
Software	853	(419)	434	700	(363)	337
Trademarks	658	(93)	565	169	(61)	108
Customer related	2,839	(175)	2,664	210	(66)	144
Other	136	(60)	76	120	(43)	77
Total intangible assets, finite lives	$6,307	$(1,132)	$5,175	$1,654	$(825)	$829
In-process R&D, indefinite lives	79	-	79	-	-	-
Total intangible assets	$6,386	$(1,132)	$5,254	$1,654	$(825)	$829

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Other intangible assets, excluding software	$108	$21	$242	$68
Software, included in “Cost of sales”	$22	$13	$55	$35

Total estimated amortization expense for 2009 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2009	$438
2010	$545
2011	$535
2012	$489
2013	$457
2014	$447

NOTE I – FINANCIAL INSTRUMENTS

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results In millions	Nine Months Ended Sept. 30, 2009
Proceeds from sales of available-for-sale securities	$263
Gross realized gains	$7
Gross realized losses	$(21)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at September 30, 2009
In millions	Amortized Cost	Fair Value
Within one year	$46	$47
One to five years	606	647
Six to ten years	623	672
After ten years	294	315
Total	$1,569	$1,681

At December 31, 2008, the Company had $250 million of held-to-maturity securities (primarily Treasury bills) classified as cash equivalents, as these securities have original maturities of three months or less. At September 30, 2009, the amount held was zero. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. The unrealized gains recognized during the nine-month period ended September 30, 2009, on trading securities still held at September 30, 2009 were $12 million.

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Temporarily Impaired Securities at September 30, 2009
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
Corporate bonds	$26	-	$23	$(2)	$49	$(2)
Total debt securities	$26	-	$23	$(2)	$49	$(2)
Equity securities	9	$(1)	232	(59)	241	(60)
Total temporarily impaired securities	$35	$(1)	$255	$(61)	$290	$(62)

Temporarily Impaired Securities at December 31, 2008
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$14	-	-	-	$14	-
Corporate bonds	388	$(35)	$8	$(1)	396	$(36)
Other	4	-	2	-	6	-
Total debt securities	$406	$(35)	$10	$(1)	$416	$(36)
Equity securities	268	(152)	37	(25)	305	(177)
Total temporarily impaired securities	$674	$(187)	$47	$(26)	$721	$(213)

Portfolio managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the third quarter of 2009.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies also allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or Dow Jones index. The decrease in temporarily impaired equity securities from December 31, 2008 to September 30, 2009 relates to the broad recovery in the equity markets during the second and third quarters of 2009. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the first nine months of 2009, other-than-temporary impairment write-downs on investments still held by the Company were $58 million. In 2008, other-than-temporary impairment write-downs were $42 million.

The aggregate cost of the Company’s cost method investments totaled $134 million at September 30, 2009 and $104 million at December 31, 2008. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. At September 30, 2009, the Company’s impairment analysis identified indicators which resulted in an adjustment to the cost basis of these investments of $7 million. There were no impairment indicators or circumstances at December 31, 2008 that resulted in an adjustment to the cost basis of these investments.

The following table summarizes the fair value of financial instruments at September 30, 2009 and December 31, 2008:

Fair Value of Financial Instruments
	At September 30, 2009				At December 31, 2008
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$1,569	$114	$(2)	$1,681	$1,443	$88	$(36)	$1,495
Equity securities	491	57	(60)	488	518	17	(177)	358
Total marketable securities	$2,060	$171	$(62)	$2,169	$1,961	$105	$(213)	$1,853
Long-term debt including debt due within one year (2)	$(21,993)	$231	$(1,119)	$(22,881)	$(9,496)	$551	$(38)	$(8,983)
Derivatives relating to:
Foreign currency	-	$54	$(73)	$(19)	-	$122	$(163)	$(41)
Commodities	-	$7	$(41)	$(34)	-	$65	$(220)	$(155)
(1) Included in “Other investments” in the consolidated balance sheets.
(2) Cost includes fair value adjustments of $26 million in 2009 and $27 million in 2008.

Risk Management
Dow's business operations give rise to market risk exposure due to changes in interest rates, foreign currency exchange rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as cash flow, fair value or net foreign investment hedges per the derivatives and hedging activities topic of the ASC (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted), where appropriate. The guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. A secondary objective is to add value by creating additional nonspecific exposures within established limits and policies; derivatives used for this purpose are not designated as hedges. The potential impact of creating such additional exposures is not material to the Company's results.

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. The Company does not anticipate losses from credit risk and the net cash requirements arising from risk management activities are not expected to be material in 2009. No significant concentration of credit risk existed at September 30, 2009.

The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors and revises its strategies as market conditions dictate.

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At September 30, 2009, the Company had open interest rate swaps with maturity dates prior to 2012.

Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts, options and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At September 30, 2009, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts have various expiration dates, primarily in the fourth quarter of 2009.

Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At September 30, 2009, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements have various expiration dates, primarily in the fourth quarter of 2009.

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

The net loss from previously terminated interest rate cash flow hedges included in AOCI at September 30, 2009 was $3 million after tax ($9 million after tax at December 31, 2008). The Company had open interest rate derivatives with a notional U.S. dollar equivalent of $30 million at September 30, 2009.

At September 30, 2009, the Company had open foreign currency forward contracts in a net liability position of $9 million (net asset position of $9 million at December 31, 2008) designated as cash flow hedges. Current open contracts hedge forecasted transactions until December 2009. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at September 30, 2009 was $16 million after tax ($15 million net gain after tax at December 31, 2008). At September 30, 2009, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $432 million.

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until March 2010. The effective portion of the mark-to-market effects of the cash flow hedge instruments is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. As a result of the September 1, 2009 sale of TRN, the Company recognized a pretax loss of $56 million for cash flow hedges of forecasted purchases that will not occur (see Note E). The net loss from commodity hedges included in AOCI at September 30, 2009 was zero (net loss of $239 million after tax at December 31, 2008). At September 30, 2009, the Company had an aggregate of 30 kilotons of outstanding notional volume of  commodity forward contracts to hedge forecasted transactions of oil and oil products.

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at September 30, 2009 and December 31, 2008.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net loss of $76 million after tax at September 30, 2009 (net gain of $36 million after tax at December 31, 2008). At September 30, 2009, the Company had open forward contracts or outstanding options to buy, sell or exchange foreign currencies that were designated as net foreign investment hedges with fourth quarter 2009 expiration dates with a notional U.S. dollar equivalent of $395 million. At September 30, 2009, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $1,908 million.

Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria in the accounting guidance for derivatives and hedging. At September 30, 2009, the Company had net derivative assets of $7 million and net derivative liabilities of $37 million which were primarily related to offsetting instruments not yet financially settled. The related mark-to-market effects are included in “Cost of sales” in the consolidated statements of income. At December 31, 2008, the Company had net derivative assets of $19 million and net derivative liabilities of $17 million related to these instruments. The Company had no material net outstanding commodity forward contracts at September 30, 2009.

The Company also uses foreign exchange forward contracts, options and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency and interest rate exposure. At September 30, 2009, the Company had net derivative assets of $53 million ($111 million at December 31, 2008) and net derivative liabilities of $63 million ($160 million at December 31, 2008) related to these instruments. The Company had open forward contracts, options and cross-currency swaps with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $12.1 billion at September 30, 2009.

The following table provides the fair value and gross balance sheet classification of derivative instruments at September 30, 2009 and December 31, 2008:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Sept. 30, 2009	Dec. 31, 2008
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$12	$77
Commodities	Accounts and notes receivable – Other	2	68
Total derivatives designated as hedges		$14	$145
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$103	$235
Commodities	Accounts and notes receivable – Other	22	63
Total derivatives not designated as hedges		$125	$298
Total asset derivatives		$139	$443
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$21	$69
Commodities	Accounts payable – Other	6	262
Commodities	Other noncurrent obligations	-	22
Total derivatives designated as hedges		$27	$353
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$113	$284
Commodities	Accounts payable – Other	52	61
Total derivatives not designated as hedges		$165	$345
Total liability derivatives		$192	$698

Effect of Derivative Instruments for the three months ended September 30, 2009 In millions	Change in Unrealized Loss in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Loss Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	-	Interest expense (5)	-	$(1)
Cash flow:
Interest rates	-	Cost of sales	$(3)	-
Commodities	-	Cost of sales	(73)	-
Foreign currency		Cost of sales	7	-
Net foreign investment:
Foreign currency	$5	n/a	-	-
Total derivatives designated as hedges	$5		$(69)	$(1)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$(7)
Total derivatives	$5		$(69)	$(8)

Effect of Derivative Instruments for the nine months ended September 30, 2009 In millions	Change in Unrealized Loss in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Loss Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	-	Interest expense (5)	-	$(1)
Cash flow:
Interest rates	-	Cost of sales	$(9)	-
Commodities	$(6)	Cost of sales	(306)	(1)
Foreign currency	(10)	Cost of sales	24	-
Net foreign investment:
Foreign currency	1	n/a	-	-
Total derivatives designated as hedges	$(15)		$(291)	$(2)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$(38)
Commodities	-	Cost of sales	-	(1)
Total derivatives not designated as hedges	-		-	$(39)
Total derivatives	$(15)		$(291)	$(41)
(1)	Accumulated other comprehensive income (loss) (“AOCI”)
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

(3)	Pretax amounts.
(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.
(5)	Interest expense and amortization of debt discount.
(6)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $2 million loss for interest rate contracts and a $16 million loss for foreign currency contracts.

NOTE J – FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2009 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Equity securities (2)	$457	$31	-	$488
Debt securities (2)	-	1,681	-	1,681
Derivatives relating to: (3)
Foreign currency	-	115	$(61)	54
Commodities	-	24	(17)	7
Total assets at fair value	$457	$1,851	$(78)	$2,230
Liabilities at fair value:
Derivatives relating to: (3)
Foreign currency	-	$134	$(61)	$73
Commodities	-	58	(17)	41
Total liabilities at fair value	-	$192	$(78)	$114
(1)	Cash collateral is classified as “Accounts and notes receivable – Other” in the consolidated balance sheets. Amounts represent the effect of legally enforceable master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.
(2)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale, and are included in “Other investments” in the consolidated balance sheets.
(3)	See Note I for the classification of derivatives in the consolidated balance sheets.

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

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note I for further information on the types of instruments used by the Company for risk management.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Per the accounting guidance related to the balance sheet (formerly FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39”), collateral accounts are netted with corresponding assets and liabilities. The Company had an immaterial amount of cash collateral at September 30, 2009.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements				Total Losses
on a Nonrecurring Basis at September 30, 2009 In millions	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Three Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2009
Assets at fair value:
Long-lived assets	-	$26	$26	-	$(399)
Assets held for sale (net)	$1,657	-	1,657	-	-
Total assets at fair value	$1,657	$26	$1,683	-	$(399)

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

On April 1, 2009, the Company announced the entry into a definitive agreement to sell the newly acquired stock of Morton International, Inc., the Salt business of Rohm and Haas, to K+S Aktiengesellschaft. The assets are classified as held for sale with a net carrying value of $1,657 million. The held-for-sale assets were valued based on the definitive agreement with K+S Aktiengesellschaft, less estimated cost to sell. The assets were sold on October 1, 2009 (see Note E).

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

As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million, which was reduced to $250 million effective June 1, 2009. The Company’s share of the credit facility was originally $150 million, but was reduced to $125 million effective June 1, 2009, and is subject to the terms and conditions stated in the Joint Plan. At September 30, 2009, no draws had been taken against the credit facility.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2009, the Company had accrued obligations of $598 million for environmental remediation and restoration costs, including $88 million for the remediation of Superfund sites. The $598 million balance includes $159 million of environmental liabilities assumed from Rohm and Haas on April 1, 2009 (see Note D). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2008, the Company had accrued obligations of $312 million for environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites.

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

Discussions between the Company and the MDEQ that occurred in 2004 and early 2005 regarding how to proceed with off-site corrective action under the License resulted in the execution of the Framework for an Agreement between the State of Michigan (the “State”) and The Dow Chemical Company (the “Framework”) on January 20, 2005. The Framework committed the Company to propose a remedial investigation work plan by the end of 2005, conduct certain studies, and take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River.

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

Removal Actions
On June 27, 2007, the U.S. Environmental Protection Agency (“EPA”) sent a letter to the Company demanding that the Company enter into consent orders under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for three areas identified during investigation of the first six miles of the Tittabawassee River as areas for interim remedial actions under MDEQ oversight. The EPA sought a commitment that the Company immediately engage in remedial actions to remove soils and sediments. Three removal orders were negotiated and were signed on July 12, 2007, and the soil and sediment removal work required by these orders has been completed. On November 15, 2007, the Company and the EPA entered into a CERCLA removal order requiring the Company to remove sediment in the Saginaw River where elevated concentrations were identified during investigative work conducted on the Saginaw River. The sediment removal work was completed in December 2007. On July 11, 2008, the Company and the EPA entered into a removal order under which the Company was required to remove soil, pave a road and driveways, and clean homes along a strip of land approximately 150 feet by 1,000 feet along the lower part of the Tittabawassee River. The work required under this removal order was completed in December 2008. On February 27, 2009, the Company and the EPA entered into a removal order under which the Company was required to remove soil, pave a parking lot at a township park, and further assess and cover or remove some soil on residential properties that border the park. The work required under this order was completed in September 2009.

The Framework also contemplates that the Company, the State and other federal and tribal governmental entities will negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. The Company and the governmental parties began to meet in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. The Company continues to conduct negotiations with the governmental parties under the Federal Alternative Dispute Resolution Act.

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

On October 31, 2008, the EPA informed the Company that the Company would receive a Special Notice Letter (“Letter”) on or about December 15, 2008 offering to enter into negotiations for an administrative order on consent (“AOC”) for the Company to conduct or fund a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay. On November 18, 2008, the Company entered into a Confidentiality Agreement with the EPA and the MDEQ regarding the Letter negotiations. On December 15, 2008, the Company received the Letter from the EPA, proposing that the Company enter into negotiations on an AOC to perform a remedial investigation, a feasibility study, an engineering evaluation, a cost analysis and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay. The December 15, 2008 Letter also included a demand for $1.8 million for the EPA’s response costs through October 31, 2008.

On December 22, 2008, the Company indicated it was willing to enter into negotiations, which commenced. On February 13, 2009, the Company made a proposal to the EPA to perform the work. Following the Company’s proposal, the EPA suspended discussions and sent representatives to the mid-Michigan area to speak with the Company, MDEQ and community stakeholders to discuss the situation and the process to date. The Company was notified by the EPA on June 2, 2009, that the EPA accepted the Company’s February 13, 2009 letter as a Good Faith Offer and negotiations were completed on September 25, 2009.

Following the Company’s execution of the AOC, the EPA and MDEQ issued the AOC for public comment on October 19, 2009. As issued for comment, the AOC requires the Company to perform a remedial investigation, a feasibility study, an engineering evaluation, a cost analysis and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay, and pay the oversight costs of the EPA and the State, but defers the payment of the EPA and the State’s past costs for subsequent negotiation under another order. The Tittabawassee River and the first six miles of the Saginaw River are designated as the first Operable Unit for purposes of the investigative and feasibility study work and the work will be performed in a largely upriver to downriver sequence for between five and seven geographic segments of the Tittabawassee and Upper Saginaw Rivers. The remainder of the Saginaw River and Saginaw Bay are designated as a second Operable Unit and that work may also be geographically segmented. The AOC does not obligate the Company to perform a removal or remedial action; such work can only be required by a separate order. Attached to the AOC is language of a proposed modification to the License, which will be issued for public comment after the AOC is effective, and which if finally approved following public comment, will provide that work completed under the AOC satisfies the comparable License requirement, unless the State invokes the dispute resolution mechanism set forth in the AOC. It is not expected that the public comment period on the AOC and the response to comments will be completed until December 2009 or January 2010, at which time the EPA and MDEQ will decide whether to execute the AOC as presented to the public and thereby make it effective.

At the end of 2008, the Company had an accrual for off-site corrective action of $8 million (included in the total accrued obligation of $312 million at December 31, 2008) based on the range of activities that the Company proposed and discussed implementing with the MDEQ and which is set forth in the Framework. At September 30, 2009, the accrual for off-site corrective action was $5 million (included in the total accrued obligation of $598 million at September 30, 2009).

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

Based on Union Carbide’s review of 2009 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2009. Union Carbide’s asbestos-related liability for pending and future claims was $857 million at September 30, 2009. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2009, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to the asbestos liability was $403 million at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	Sept. 30, 2009	Dec. 31, 2008
Receivables for defense costs	$21	$28
Receivables for resolution costs	231	244
Total	$252	$272

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $20 million in the third quarter of 2009 ($14 million in the third quarter of 2008) and $40 million in the first nine months of 2009 ($30 million in the first nine months of 2008), and was reflected in “Cost of sales.”

After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, and after taking into account the solvency and historical payment experience of various insurance carriers, existing insurance settlements, and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million) on the Dow Entities. Several other companies were also named and fined. In the fourth quarter of 2006, the Company recognized a loss contingency of $85 million related to the fine. The Company appealed the EC’s decision and on October 13, 2009, the Court of First Instance held a hearing on the appeal of all parties. Subsequent to the imposition of the fine, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions.

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

At September 30, 2009, the Company had a pension liability associated with this matter of $185 million, which was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the contingencies topic of the ASC (formerly SFAS No. 5, “Accounting for Contingencies”), recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2009 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2012	$598	$22
Residual value guarantees	2014	696	6
Total guarantees		$1,294	$28

Guarantees at December 31, 2008 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$330	$23
Residual value guarantees	2015	985	4
Total guarantees		$1,315	$27

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $113 million at September 30, 2009 and $106 million at December 31, 2008. The Company assumed $13 million of asset retirement obligations with the April 1, 2009 acquisition of Rohm and Haas (see Note D); at September 30, 2009, $12 million was classified as held for sale. The discount rate used to calculate the Company’s asset retirement obligations was 7.13 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE L – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable
In millions	Sept. 30, 2009	Dec. 31, 2008
Commercial paper	$859	$1,597
Notes payable to banks	689	661
Notes payable to related companies	142	102
Trade notes payable	2	-
Total notes payable	$1,692	$2,360
Period-end average interest rates	3.98%	4.04%

Long-Term Debt In millions	2009 Average Rate	Sept. 30, 2009	2008 Average Rate	Dec. 31, 2008
Promissory notes and debentures:
Final maturity 2009	8.59%	$146	6.76%	$682
Final maturity 2010	9.13%	273	9.14%	275
Final maturity 2011	3.10%	1,955	6.13%	806
Final maturity 2012	5.33%	2,156	6.00%	907
Final maturity 2013	6.05%	389	6.85%	139
Final maturity 2014 and thereafter	7.68%	11,883	7.05%	2,682
Other facilities:
Term Loan	3.82%	1,000	-	-
U.S. dollar loans, various rates and maturities	2.53%	35	2.43%	700
Foreign currency loans, various rates and maturities	3.55%	798	3.23%	73
Medium-term notes, varying maturities through 2022	6.64%	1,415	6.25%	1,072
Foreign medium-term notes, various rates and maturities	4.13%	1	4.13%	1
Foreign medium-term notes, final maturity 2010, Euro	4.37%	584	4.37%	561
Foreign medium-term notes, final maturity 2011, Euro	4.63%	721	4.63%	690
Pollution control/industrial revenue bonds, varying maturities through 2033	5.86%	1,114	5.61%	904
Capital lease obligations	-	45	-	46
Unamortized debt discount	-	(496)	-	(15)
Unexpended construction funds	-	(26)	-	(27)
Long-term debt due within one year	-	(1,362)	-	(1,454)
Total long-term debt	-	$20,631	-	$8,042

Annual Installments on Long-Term Debt for Next Five Years In millions
2009	$255
2010	$1,126
2011	$3,718
2012	$2,765
2013	$862
2014	$2,078

On March 9, 2009 the Company borrowed $3 billion under its Five Year Competitive Advance and Revolving Credit Facility Agreement, dated April 24, 2006; $1.6 billion of the funds were repaid on May 15, 2009 and $0.5 billion of the funds were repaid on June 30, 2009. The funds are due in April 2011 and bear interest at a variable LIBOR-plus rate. The Company is using the funds to finance day-to-day operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes. At September 30, 2009, the Company had an unused and committed balance of $2.1 billion under the Agreement.

Debt financing for the acquisition of Rohm and Haas was provided by a $9,226 million draw on a Term Loan Agreement (“Term Loan”) on April 1, 2009. The Term Loan matures on April 1, 2010, provided however, that the original maturity date may be extended for an additional year at the option of the Company, for a maximum outstanding balance of $8.0 billion. The actual interest rate of the Term Loan and the resulting fees that the Company will ultimately pay for the Term Loan can vary significantly and are dependent on the current short-term interest rates in effect, the mode of borrowing (Base Rate or Eurodollar), the Company’s actual current long-term debt rating by Moody’s and Standard & Poor’s, the outstanding amount of the Term Loan at the end of each fiscal quarter, and the progress toward key targets such as the issuance of equity financing, among other factors. Prepaid up-front debt issuance costs of $304 million were paid. Amortization of the prepaid costs was accelerated concurrent with payments; $24 million remained to be amortized at September 30, 2009. The Term Loan requires the Company to maintain a total leverage ratio, measured as total debt to EBITDA on a four quarters Trailing Consolidated EBITDA basis, above specific thresholds as defined in the Term Loan Agreement. The Term Loan was repaid through a combination of proceeds obtained through asset sales, the issuance of debt securities and/or the issuance of equity securities. At September 30, 2009, $8,226 million had been paid on the Term Loan, leaving a balance of $1.0 billion. On October 1, 2009, the remaining $1.0 billion balance of the Term Loan was fully repaid from proceeds of the sale of Morton, (see Note E).

On May 7, 2009, the Company issued $6 billion of debt securities in a public offering. The offering included $1.75 billion aggregate principal amount of 7.6 percent notes due 2014; $3.25 billion aggregate principal amount of 8.55 percent notes due 2019; and $1 billion aggregate principal amount of 9.4 percent notes due 2039. Aggregate principal amount of $1.35 billion of the 8.55 percent notes due 2019 were offered by accounts and funds managed by Paulson & Co. and trusts created by members of the Haas family. These investors received notes from the Company in payment for 1.3 million shares of the Company’s Perpetual Preferred Stock, Series B, at par plus accrued dividends (see Note P for further information). The Company used the net proceeds received from this offering for refinancing, renewals, replacements and refunding of outstanding indebtedness, including repayment of a portion of the Term Loan.

On August 4, 2009, the Company issued $2.75 billion of debt securities in a public offering. The offering included $1.25 billion aggregate principal amount of 4.85 percent notes due 2012; $1.25 billion aggregate principal amount of 5.90 percent notes due 2015; and $0.25 billion aggregate principal amount of floating rate notes due 2011. The Company used the net proceeds received from this offering for refinancing, renewals, replacements and refunding of outstanding indebtedness, including repayment of a portion of the Term Loan. On October 1, 2009, the remaining $1.0 billion balance of the Term Loan was fully repaid from proceeds of the sale of Morton (see Note E).

The fair value of debt assumed from Rohm and Haas on April 1, 2009 of $2,576 million is reflected in the long-term debt table above. On August 21, 2009, the Company executed a buy-back of 175 million Euro of private placement debt acquired from Rohm and Haas and recognized a $56 million pretax loss on this early extinguishment, included in “Sundry income (expense) – net.”

On September 28, 2009, Calvin Capital LLC, a wholly owned subsidiary of the Company, repaid a $674 million note payable which was issued in September 2008.

The Company’s outstanding debt of $23.7 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation or sell or convey all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

The Company’s primary credit agreements contain covenant and default provisions in addition to the covenants set forth above with respect to the Company’s debt. Significant other covenants and default provisions include:

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

At September 30, 2009, management believes the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE M – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

As a result of the April 1, 2009 acquisition of Rohm and Haas (see Note D), the Company assumed sponsorship of qualified and non-qualified pension and postretirement benefit plans that provide defined benefits to U.S. and non-U.S. employees. The Company acquired the following plan assets and obligations from Rohm and Haas:

Plan Assets and Obligations Acquired from Rohm and Haas on April 1, 2009 (1)
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
Fair value of plan assets	$1,439	$18
Projected benefit obligation	$2,168	$338

The plan assets of the acquired defined benefit pension plans, consisting primarily of equity and debt securities, were measured at market value. The asset allocation by asset category was as follows:

Weighted-Average Allocation of Rohm and Haas Pension Plan Assets on April 1, 2009 (1)
Equity securities	44%
Debt securities	32%
Real estate	10%
Insurance contracts	6%
Alternative investments (2)	8%
Total	100%
(2) Including hedge funds and other investments.

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

Weighted-Average Assumptions for All Plans Acquired from Rohm and Haas (1)	Defined Benefit Pension Plans	Other Postretirement Benefits
Discount rate	7.72%	7.86%
Rate of increase in future compensation levels	3.88%	-
Initial health care cost trend rate	-	9.70%
Ultimate health care cost trend rate	-	6.00%
Year ultimate trend rate to be reached	-	2018

(1) Does not include plan assets and obligations of Morton that were sold to K+S on October 1, 2009 and presented as held for sale at September 30, 2009.

The net periodic benefit cost for all significant plans of the consolidated Company was as follows:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Defined Benefit Pension Plans:
Service cost	$70	$67	$198	$202
Interest cost	281	242	799	726
Expected return on plan assets	(323)	(310)	(932)	(931)
Amortization of prior service cost	8	8	24	24
Amortization of net loss	27	11	79	34
Net periodic benefit cost	$63	$18	$168	$55
Other Postretirement Benefits:
Service cost	$5	$4	$14	$13
Interest cost	35	29	100	88
Expected return on plan assets	(4)	(7)	(12)	(21)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Net periodic benefit cost	$35	$25	$99	$77

NOTE N – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plan (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan.

During the first nine months of 2009, employees subscribed to the right to purchase 10.5 million shares of the Company’s common stock with a weighted-average exercise price of $20.81 per share and a weighted-average fair value of $1.00 per share under the ESPP.

During the first nine months of 2009, the Company granted the following stock-based compensation awards to employees under the 1988 Plan:

•	11.4 million stock options with a weighted-average exercise price of $9.54 per share and a weighted-average fair value of $2.60 per share.
•	6.0 million shares of deferred stock with a weighted-average fair value of $11.02 per share.
•	1.2 million shares of performance deferred stock with a weighted-average fair value of $9.53 per share.

During the first nine months of 2009, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan:

•	53,600 shares of restricted stock with a weighted-average fair value of $6.47 per share.

Total unrecognized compensation cost at September 30, 2009, including unrecognized cost related to the first nine months of 2009 activity, is provided in the following table:

Total Unrecognized Compensation Cost at September 30, 2009
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period
ESPP purchase rights	$1	0.5 month
Unvested stock options	$30	0.65 year
Deferred stock awards	$92	0.94 year
Performance deferred stock awards	$8	0.51 year

NOTE O – PREFERRED SECURITIES OF SUBSIDIARIES

In July 1999, Tornado Finance V.O.F., a consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of preferred partnership units. The units provided a distribution of 7.965 percent, may be redeemed in 2009 or thereafter, and may be called at any time by the subsidiary. The preferred partnership units were previously classified as “Preferred Securities of Subsidiaries” in the consolidated balance sheets. The distributions were included in “Net income (loss) attributable to noncontrolling interests” in the consolidated statements of income.

On June 4, 2009, the preferred partner notified Tornado Finance V.O.F. that the preferred partnership units would be redeemed in full on July 9, 2009 as permitted by the terms of the partnership agreement. On July 9, 2009, the preferred partnership units and accrued dividends were redeemed for a total of $520 million. Upon redemption, Tornado Finance V.O.F. was dissolved.

NOTE P – REDEEMABLE PREFERRED STOCKS

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

In May 2009, the Company entered into a purchase agreement with the Haas Trusts and Paulson, whereby the Haas Trusts and Paulson agreed to sell to the Company their shares of the preferred series B in consideration for shares of the Company’s common stock and/or notes, at the discretion of the Company. Pursuant to the purchase agreement, the Company issued 83.3 million shares of its common stock to the Haas Trusts and Paulson in consideration for the purchase of 1.2 million shares of preferred series B held by the Haas Trusts and Paulson. In a separate transaction as part of a $6 billion offering of senior notes, the Company issued $1.35 billion aggregate principal amount of 8.55 percent notes due 2019 to the Haas Trusts and Paulson in consideration for the purchase of the remaining 1.3 million shares of preferred series B at par plus accrued dividends. Upon the consummation of these transactions, all shares of preferred series B were retired. For additional information concerning the common stock and debt issuances, see Notes L and Q.

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

The preferred series C shares would automatically convert to common stock on the date immediately following the ten full trading days commencing on the date on which there was an effective shelf registration statement relating to the common stock underlying the preferred series C, if such registration statement was effective prior to June 8, 2009. On May 26, 2009, the Company entered into an underwriting agreement and filed the corresponding shelf registration statement to effect the conversion of preferred series C into the Company’s common stock in accordance with the terms of the preferred series C. Under the terms of the preferred series C, the shares of preferred series C convert into shares of the Company’s common stock at a conversion price per share of common stock based upon 95 percent of the average of the common stock volume-weighted average price for the ten trading days preceding the conversion. After ten full trading days and upon the automatic conversion of the preferred series C, the Company issued 31.0 million shares of the Company’s common stock to the Haas Trusts on June 9, 2009, and all shares of preferred series C were retired (see Note Q).

NOTE Q – STOCKHOLDERS’ EQUITY

Cumulative Convertible Perpetual Preferred Stock, Series A
Equity securities in the form of Cumulative Convertible Perpetual Preferred Stock, Series A (“preferred series A”) were issued on April 1, 2009 to Berkshire Hathaway Inc. in the amount of $3 billion (3 million shares) and the Kuwait Investment Authority in the amount of $1 billion (1 million shares). The Company will pay cumulative dividends on preferred series A at a rate of 8.5 percent per annum in either cash, shares of common stock, or any combination thereof, at the option of the Company. Dividends may be deferred indefinitely, at the Company’s option. If deferred, common stock dividends must also be deferred. Any past due and unpaid dividends will accrue additional dividends at a rate of 10 percent per annum, compounded quarterly. If dividends are deferred for any six quarters, the preferred series A shareholders may elect two directors to the Company’s Board of Directors until all past due dividends are paid. On September 10, 2009, the Board of Directors declared a quarterly dividend of $85 million to preferred series A shareholders, which was paid on October 1, 2009. Ongoing dividends related to preferred series A will be $85 million per quarter.

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

Common Stock
On May 6, 2009, the Company launched a public offering of 150.0 million shares of its common stock at a price of $15.00 per share. Included in the 150.0 million shares were 83.3 million shares issued to the Haas Trusts and Paulson in consideration for shares of preferred series B held by the Haas Trusts and Paulson (see Note P). Gross proceeds were $2,250 million, of which the Company’s net proceeds (after underwriting discounts and commissions) were $966 million for the sale of the Company’s 66.7 million shares.

On May 26, 2009, the Company entered into an underwriting agreement and filed the corresponding shelf registration statement to effect the conversion of the preferred series C into shares of the Company’s common stock (see Note P). On June 9, 2009, following the end of the sale period and determination of the share conversion amount, the Company issued 31.0 million shares to the Haas Trusts.

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

In connection with the acquisition of Rohm and Haas (see Note D), $552 million in cash was paid to the Rohm and Haas Company Employee Stock Ownership Plan (the “Rohm and Haas ESOP”) for 7.0 million shares of Rohm and Haas common stock held by the Rohm and Haas ESOP on April 1, 2009. On the date of the acquisition, the Rohm and Haas ESOP was merged into the Plan, and the Company assumed the $78 million balance of debt at 9.8 percent interest with final maturity in 2020, that was used to finance share purchases by the Rohm and Haas ESOP in 1990. The outstanding balance of the debt was $74 million at September 30, 2009.

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

The accounting guidance for stock compensation requires that compensation expense for allocated shares be recorded at the fair value of the shares on the date of allocation. Under this guidance, ESOP shares that have not been released or committed to be released are not considered outstanding for purposes of computing basic and diluted earnings per share.

Compensation expense for ESOP shares allocated to plan participants was $31 million for the nine months ended September 30, 2009, and zero for the nine months ended September 30, 2008. At September 30, 2009, 14.5 million shares out of a total 49.6 million shares held by the ESOP had been allocated to participants’ accounts, and 35.1 million shares, at a fair value of $914 million, were considered unearned.

NOTE R – EARNINGS PER SHARE CALCULATIONS

Net Income	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Income from continuing operations	$799	$440	$388	$2,175
Income (loss) from discontinued operations, net of income taxes (benefit)	(4)	8	110	19
Net income (loss) attributable to noncontrolling interests	(1)	20	22	63
Net income attributable to The Dow Chemical Company	$796	$428	$476	$2,131
Preferred stock dividends	85	-	227	-
Net income available for common stockholders	$711	$428	$249	$2,131

Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
Dollars per share	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Income from continuing operations	$0.72	$0.47	$0.38	$2.34
Income (loss) from discontinued operations, net of income taxes (benefit)	(0.01)	0.01	0.11	0.02
Net income (loss) attributable to noncontrolling interests	(0.01)	0.02	0.02	0.07
Net income attributable to The Dow Chemical Company	$0.72	$0.46	$0.47	$2.29
Preferred stock dividends	(0.08)	-	(0.23)	-
Net income available for common stockholders	$0.64	$0.46	$0.24	$2.29

Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Income from continuing operations	$0.71	$0.47	$0.38	$2.31
Income (loss) from discontinued operations, net of income taxes (benefit)	(0.01)	0.01	0.11	0.02
Net income (loss) attributable to noncontrolling interests	(0.01)	0.02	0.02	0.07
Net income attributable to The Dow Chemical Company	$0.71	$0.46	$0.47	$2.26
Preferred stock dividends (1)	(0.08)	-	(0.23)	-
Net income available for common stockholders	$0.63	$0.46	$0.24	$2.26

Shares in millions
Weighted-average common shares - basic	1,108.4	925.2	1,020.0	932.4
Plus dilutive effect of stock options and awards	12.3	8.8	9.4	9.3
Weighted-average common shares - diluted	1,120.7	934.0	1,029.4	941.7
Stock options and deferred stock awards excluded from EPS calculations (2)	51.2	46.6	59.8	38.3
Conversion of preferred stock excluded from EPS calculations (3)	96.8	-	72.4	-
(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been anti-dilutive.
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

NOTE S – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

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

Corporate Profile
Dow is a diversified chemical company that combines the power of science and technology with the “Human Element” to constantly improve what is essential to human progress. The Company delivers a broad range of products and services to customers in approximately 160 countries, connecting chemistry and innovation with the principles of sustainability to help provide everything from fresh water, food and pharmaceuticals to paints, packaging and personal care products. In 2008, Dow had annual sales of $57.4 billion and employed approximately 46,000 people worldwide. The Company has 150 manufacturing sites in 35 countries and produces approximately 3,300 products. On April 1, 2009, Dow acquired Rohm and Haas Company, a global specialty materials company with sales of $10 billion in 2008, 98 manufacturing sites in 30 countries and approximately 15,000 employees worldwide. The following descriptions of the Company’s operating segments include a representative listing of products for each business.

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

•
Products: ACuPLANE™ CMP slurries; AR™ antireflective coatings; AUROLECTROLESS™ immersion gold process; COPPER GLEAM™ acid copper plating products; DURAPOSIT™ electroless nickel process; ENLIGHT™ products for photovoltaic manufacturers; EPIC™ immersion photoresists; INTERVIA™ photodielectrics for advanced packaging; LITHOJET™ digital imaging processes; OPTOGRADE™ metalorganic precursors; VISIONPAD™ CMP pads

Specialty Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals, food, home and personal care, water and energy production, and industrial specialty industries. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for sufficient and clean water, air and energy, material preservation and improved healthcare, disease prevention, nutrition and wellness. The businesses’ global footprint and geographic reach provide multiple opportunities for value growth. Specialty Materials consists of five global businesses: Dow Water and Process Solutions, Dow Home and Personal Care, Dow Microbial Control, Dow Wolff Cellulosics and Performance Materials.

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

•
Products: ENGAGE™ polyolefin elastomers; NORDEL™ hydrocarbon rubber; SI-LINK™ and REDI-LINK™ moisture crosslinkable polyethylene-based wire and cable insulation compounds; TYRIN™ chlorinated polyethylene; UNIGARD™ flame retardant compound for specialty wire and cable applications

The Formulated Systems business manufactures and markets custom formulated, rigid and semi-rigid, flexible, integral skin and microcellular polyurethane foams and systems and tailor-made epoxy solutions and systems. These products are used in a broad range of applications including appliances, athletic equipment, automotive, bedding, construction, decorative molding, furniture, shoe soles and wind turbines.

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

•
Products: ECHELON™ polyurethane prepolymer; ISONATE™ methylene diphenyl diisocyanate (MDI); MONOTHANE™ single component polyurethane elastomers; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; RENUVA™ Renewable Resource Technology; VORANATE™ isocyanate; VORANOL™ VORACTIV™ polyether and copolymer polyols

The Performance Products segment also includes the results of Dow Haltermann, a provider of world-class contract manufacturing services to companies in the fine and specialty chemicals and polymers industries, and SAFECHEM, a wholly owned subsidiary that manufactures closed-loop systems to manage the risks associated with chlorinated solvents. The segment also includes a portion of the results of the OPTIMAL Group of Companies (through the September 30, 2009 divestiture) and the SCG-Dow Group, joint ventures of the Company.

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

The Basic Chemicals segment also includes the results of the Chlorinated Organics business. Also included in the Basic Chemicals segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C. and the OPTIMAL Group of Companies (through the September 30, 2009 divestiture), all joint ventures of the Company.

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

Corporate includes the results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; non-business aligned technology licensing and catalyst activities; the Company’s insurance operations and environmental operations; and certain corporate overhead costs and cost recovery variances not allocated to the operating segments. Corporate also includes the results of the Salt business, which was classified as held for sale in the consolidated balance sheet at September 30, 2009. On October 1, 2009, the Company sold the Salt business to K+S Aktiengesellschaft (see Note E).

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Health and Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2009 and 2008 were immaterial and eliminated in consolidation.

Operating Segments	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Sales by operating segment
Electronic and Specialty Materials	$1,256	$659	$2,896	$2,018
Coatings and Infrastructure	1,330	721	2,978	2,118
Health and Agricultural Sciences	796	976	3,446	3,650
Performance Systems	1,538	2,002	4,167	6,030
Performance Products	2,420	3,363	6,392	9,791
Basic Plastics	2,636	3,849	7,036	11,770
Basic Chemicals	568	1,115	1,739	3,569
Hydrocarbons and Energy	1,209	2,611	3,107	7,394
Corporate	293	75	648	171
Total	$12,046	$15,371	$32,409	$46,511
EBITDA(1) by operating segment
Electronic and Specialty Materials	$407	$212	$644	$653
Coatings and Infrastructure	213	51	259	136
Health and Agricultural Sciences	5	88	504	805
Performance Systems	207	92	521	468
Performance Products	438	312	840	1,080
Basic Plastics	590	650	1,117	1,848
Basic Chemicals	195	128	83	454
Hydrocarbons and Energy	457	(1)	392	(1)
Corporate	(275)	(237)	(878)	(487)
Total	$2,237	$1,295	$3,482	$4,956
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Specialty Materials	$94	$109	$157	$283
Coatings and Infrastructure	1	1	3	1
Health and Agricultural Sciences	2	1	3	4
Performance Systems	3	2	6	7
Performance Products	19	21	27	55
Basic Plastics	55	62	113	165
Basic Chemicals	45	58	94	228
Hydrocarbons and Energy	11	12	15	50
Corporate	(6)	-	(7)	(2)
Total	$224	$266	$411	$791
(1)
The Company uses EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes” is provided below:

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
EBITDA	$2,237	$1,295	$3,482	$4,956
- Depreciation and amortization	752	538	2,023	1,681
+ Interest income	6	23	27	72
- Interest expense and amortization of debt discount	488	160	1,167	456
Income from Continuing Operations Before Income Taxes	$1,003	$620	$319	$2,891

Geographic Areas	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Sales by geographic area
United States	$3,841	$4,885	$10,408	$14,711
Europe	3,995	5,786	10,948	17,991
Rest of World	4,210	4,700	11,053	13,809
Total	$12,046	$15,371	$32,409	$46,511

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

OVERVIEW
•
The Company reported sales in the third quarter of 2009 of $12.0 billion, down 22 percent from $15.4 billion in the third quarter of 2008. Sales were down 32 percent from pro forma(1) sales of $17.8 billion in the third quarter of 2008, with prices down 23 percent and volume down 9 percent, reflecting falling feedstock and energy costs and continued poor economic conditions.

•	Purchased feedstock and energy costs, which account for more than one third of Dow’s total costs, decreased 46 percent or $3.5 billion compared with the third quarter of 2008.
•	Equity earnings were $224 million in the third quarter of 2009, down from $266 million in the third quarter of 2008.
•
Capital spending was $266 million in the third quarter of 2009, on track with the full-year post-acquisition target of $1.4 billion; debt as a percent of total capitalization was 52.7 percent, up 7 percentage points from year-end 2008.

•
On September 1, 2009, the Company completed the sale of Total Raffinaderij Nederland N.V. (“TRN”), a nonconsolidated affiliate, and related inventory and recognized a net pretax gain of $457 million. In addition, on September 30, 2009, the Company completed the sale of the OPTIMAL Group of Companies (“OPTIMAL”), nonconsolidated affiliates, and recognized a pretax gain of $328 million. (See Note E to the Consolidated Financial Statements.)

•
The Company continued to pay down the Term Loan related to the April 1, 2009 acquisition of Rohm and Haas Company (“Rohm and Haas”), through the issuance of debt securities and the sale of assets. The September 30, 2009 balance on the Term Loan of $1.0 billion was paid on October 1, 2009, bringing the balance to zero.

•
The Company has achieved more than 110 percent of the 12-month cost synergy run-rate goal for the integration of Rohm and Haas, which began just six months ago. The Company expects the transaction to create $1.3 billion in estimated pretax annual cost synergies and savings including increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead for shared services and governance.

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

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net sales	$12,046	$15,371	$32,409	$46,511

Cost of sales	$10,386	$13,949	$28,288	$41,454
Percent of net sales	86.2%	90.7%	87.3%	89.1%

Research and development expenses	$400	$334	$1,073	$1,000
Percent of net sales	3.3%	2.2%	3.3%	2.2%

Selling, general and administrative expenses	$683	$497	$1,789	$1,509
Percent of net sales	5.7%	3.2%	5.5%	3.2%

Effective tax rate	20.3%	29.0%	(21.6)%	24.8%

Net income available for common stockholders	$711	$428	$249	$2,131

Earnings per common share – basic	$0.64	$0.46	$0.24	$2.29
Earnings per common share – diluted	$0.63	$0.46	$0.24	$2.26

Operating rate percentage	78%	76%	74%	82%

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

On July 31, 2009, the Company entered into a definitive agreement for the sale of certain acrylic monomer and specialty latex assets, as required by the United States Federal Trade Commission (“FTC”), for approval of the April 1, 2009 acquisition of Rohm and Haas (see Note D to the Consolidated Financial Statements). The transaction is subject to approval by the FTC and other customary closing conditions, and is expected to close in the fourth quarter of 2009.

RESULTS OF OPERATIONS
Results of Rohm and Haas are included in the Company’s consolidated results from the acquisition date forward. In order to provide the most meaningful comparison of results of operations, some of the comparisons presented are to pro forma amounts. The unaudited pro forma historical segment information reflects the combination of Dow and Rohm and Haas and the impact of increased depreciation and amortization expense resulting from the fair valuation of assets acquired from Rohm and Haas in accordance with the accounting guidance related to business combinations (see “Segment Results” for further information).

Net sales for the third quarter of 2009 were $12.0 billion, down 22 percent from $15.4 billion reported in the third quarter of last year and down 32 percent compared with pro forma net sales of $17.8 billion. Compared with the same quarter of 2008 on a pro forma basis, prices fell 23 percent, with double-digit price decreases in all operating segments, with the exception of Electronic and Specialty Materials (down 6 percent), and in all geographic areas. Price declines were most pronounced in the basics segments, with Basic Chemicals down 36 percent, Basic Plastics down 33 percent and Hydrocarbons and Energy down 29 percent, driven by significantly lower feedstock and energy costs compared with the third quarter of last year. From a geographic standpoint, price declines were most pronounced in Latin America, where prices declined 28 percent, Europe, where prices declined 24 percent and North America, where prices declined 22 percent. Compared with the third quarter of last year on a pro forma basis, double-digit volume decreases were reported by Hydrocarbons and Energy, which reported a 25 percent decline, and Basic Chemicals and Performance Systems, which both reported 13 percent declines. Volume decreases were most pronounced in North America and Europe where both reported 13 percent declines. Volume declines were a result of continued weakness in the global economy. Volume in North America in the third quarter of 2008 was negatively impacted by Hurricanes Gustav and Ike which hit the U.S. Gulf Coast, resulting in temporary plant outages.

Reported net sales for the first nine months of 2009 were $32.4 billion, down 30 percent from $46.5 billion in the same period last year. On a pro forma basis, net sales for the first nine months of 2009 were $34.2 billion, down 37 percent from $54.0 billion in the same period last year. Compared with the first nine months of 2008, on a pro forma basis, prices were down 21 percent and volume decreased 16 percent. Price declines were reported in all operating segments, with the most significant declines in Hydrocarbons and Energy (37 percent), Basic Plastics (32 percent) and Basic Chemicals (29 percent). Double-digit volume declines were reported in North America (20 percent), Europe (17 percent) and Asia Pacific (11 percent) and in all operating segments except Health and Agricultural Sciences, which reported a 1 percent decline and Basic Plastics, which reported an 8 percent decline. North America volume in the first nine months of 2008 reflects the impact of Hurricanes Gustav and Ike, as discussed above.

Gross margin was $1,660 million for the third quarter of 2009, up from $1,422 million reported in the third quarter of last year. Despite the significant drop in sales, gross margin increased as a result of the acquisition of Rohm and Haas and lower feedstock and energy costs. In the third quarter of 2009, gross margin was reduced by hedging losses of $56 million related to the September 1, 2009 sale of the Company’s 45 percent ownership interest in TRN (see Note E to the Consolidated Financial Statements). Gross margin in 2008 reflects the impact of Hurricanes Gustav and Ike which hit the U.S. Gulf Coast in the third quarter of 2008, resulting in temporary outages for several of the Company’s Gulf Coast production facilities and resulting in $127 million in additional manufacturing expenses including the repair of property damage, clean-up costs, unabsorbed fixed costs and inventory write-offs.

Year to date, gross margin was $4,121 million, compared with $5,057 million reported in the first nine months of 2008. Despite a significant decline in feedstock and energy costs, year-to-date gross margin declined due to significantly lower prices and operating rates, reflecting the depressed economic conditions of 2009. In addition, year to date, gross margin was reduced by a one-time increase in cost of sales of $209 million related to the fair value step-up of inventories acquired from Rohm and Haas on April 1, 2009, and sold in the second quarter of 2009. The increase was included in “Cost of sales” in the consolidated statements of income and reflected in the operating segments as follows: $75 million in Electronic and Specialty Materials, $82 million in Coatings and Infrastructure, $30 million in Performance Systems and $22 million in Performance Products. Gross margin for the first nine months of 2008 also reflects the impact of Hurricanes Gustav and Ike, as discussed above.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 78 percent in the third quarter of 2009, up from 76 percent in the third quarter of 2008. For the first nine months of 2009, the Company’s global plant operating rate was 74 percent, down from 82 percent in the same period of 2008. The Company’s operating rates for the first nine months of 2009 declined across most businesses, impacted by actions taken by management in response to lower demand resulting from the downturn in the global economy.

Personnel count was 56,023 at September 30, 2009 up from 46,102 at December 31, 2008 and 46,051 at September 30, 2008. Headcount increased from year-end 2008 due primarily to the acquisition of Rohm and Haas (an increase of approximately 15,400), offset by declines related to restructuring activities (a decrease of approximately 4,100), asset and business divestitures (a decrease of approximately 800) and approximately 170 employees transferred to a joint venture. On October 1, 2009, the Company completed its divestiture of the Salt business which included a reduction of approximately 3,000 employees (see Note E to the Consolidated Financial Statements).

Research and development (“R&D”) expenses totaled $400 million in the third quarter of 2009, up $66 million (20 percent) from $334 million in the third quarter of last year. For the first nine months of 2009, R&D expenses totaled $1,073 million, up $73 million (7 percent) from $1,000 million in the first nine months of 2008, due to the acquisition of Rohm and Haas and strategic growth initiatives at Dow AgroSciences, partially offset by cost saving initiatives.

Selling, general and administrative (“SG&A”) expenses totaled $683 million in the third quarter of 2009, up $186 million (37 percent) from $497 million in the third quarter of last year. For the first nine months of 2009, SG&A totaled $1,789 million, up $280 million (19 percent) from $1,509 million in the first nine months of 2008 due to the acquisition of Rohm and Haas, partially offset by cost saving initiatives.

Amortization of intangibles was $108 million in the third quarter of 2009, up from $21 million in the third quarter of last year. For the first nine months of 2009, amortization of intangibles was $242 million, compared with $68 million for the same period last year. The increase in amortization of intangibles reflected the amortization of the fair value of intangible assets acquired from Rohm and Haas. See Notes D and H to the Consolidated Financial Statements for additional information concerning the acquisition of Rohm and Haas and intangible assets.

In the first quarter of 2009, the Company recorded additional severance of $19 million related to 2008 restructuring activities. The charge was shown as “Restructuring charges” in the consolidated statements of income and reflected in Corporate. In June 2009, Dow’s Board of Directors approved a restructuring plan that incorporated actions related to the Company’s acquisition of Rohm and Haas as well as additional actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction. As a result, the Company recorded restructuring charges totaling $677 million in the second quarter of 2009, which included asset write-downs and write-offs, severance costs and costs associated with exit or disposal activities. The impact of the charges was shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as follows: $68 million in Electronic and Specialty Materials, $171 million in Coatings and Infrastructure, $73 million in Performance Products, $1 million in Basic Plastics, $75 million in Basic Chemicals, $65 million in Hydrocarbons and Energy and $224 million in Corporate. In the second quarter of 2009, the Company also recorded a $15 million reduction in the 2007 restructuring reserve, reflected in the Health and Agricultural Sciences segment. See Note C to the Consolidated Financial Statements for details on the restructuring charges.

For the three and nine months ended September 30, 2008, pretax charges totaling $27 million were recorded for purchased in-process research and development (“IPR&D”) associated with acquisitions within the Health and Agricultural Sciences segment. There were no such charges for the three and nine months ended September 30, 2009.

For the three months ended September 30, 2009, pretax charges totaling $21 million ($121 million in the first nine months of 2009) were recorded for integration costs, legal expenses and other transaction costs related to the April 1, 2009 acquisition of Rohm and Haas, and reflected in Corporate. These charges were expensed in accordance with the accounting guidance related to business combinations. The three and nine months ended September 30, 2008 included pretax charges totaling $18 million related to legal expenses and other transaction costs related to the acquisition of Rohm and Haas. These charges were reflected in Corporate. An additional $26 million of acquisition-related retention expenses were incurred during the third quarter of 2009 for a total of $60 million for the first nine months of 2009. These costs were recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” and reflected in Corporate.

Dow’s share of the earnings of nonconsolidated affiliates was $224 million in the third quarter of 2009, down from $266 million in the third quarter of last year. Compared with the same quarter of last year, earnings decreased at EQUATE Petrochemical Company K.S.C. (“EQUATE”), Dow Corning Corporation (“Dow Corning”) and OPTIMAL, reflecting the overall decrease in global demand and poor economic conditions. Results from The Kuwait Olefins Company K.S.C. increased due to additional production capacity for ethylene oxide/ethylene glycol and polyethylene. For the first nine months of 2009, Dow’s share of the earnings of nonconsolidated affiliates was $411 million, down from $791 million for the same period last year, with EQUATE, OPTIMAL and Dow Corning showing the largest declines. Equity earnings in the first nine months of 2009 were negatively impacted by $29 million for the Company’s share of a restructuring charge recognized by Dow Corning. In September 2009, the Company completed the sales of its ownership interests in TRN and OPTIMAL (see Note E to the Consolidated Financial Statements).

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net for the third quarter of 2009 was income of $813 million, compared with expense of $34 million in the same quarter of 2008. Year to date, sundry income (expense) – net was income of $833 million, compared with income of $49 million in the first nine months of 2008. The increase in 2009 was due to a pretax gain of $513 million on the sale of the Company’s ownership interest in TRN, a nonconsolidated affiliate, and related inventory on September 1, 2009, and a pretax gain of $328 million on the sale of the Company’s ownership interest in OPTIMAL, nonconsolidated affiliates, on September 30, 2009. Sundry income (expense) - net for the quarter was reduced by a loss of $56 million related to the Company’s early extinguishment of debt in the third quarter of 2009. See “Changes in Financial Condition” for additional information regarding the Company’s early extinguishment of debt.

Net interest expense (interest expense less capitalized interest and interest income) was $482 million in the third quarter of 2009, compared with $137 million in the third quarter of last year. Year to date, net interest expense was $1,140 million, compared with $384 million in the first nine months of 2008. The increase in interest expense was due to debt financing for the April 1, 2009 acquisition of Rohm and Haas. See “Changes in Financial Condition” for additional information regarding debt financing activity related to the acquisition of Rohm and Haas. Interest income was down $17 million in the third quarter of 2009 compared with the third quarter of 2008, and down $45 million for the first nine months of 2009 compared with the first nine months of 2008. The decline in interest income was due to lower interest rates.

The effective tax rate for the third quarter of 2009 was 20.3 percent compared with 29.0 percent for the third quarter of 2008. For the first nine months of 2009 the effective tax rate was a negative 21.6 percent compared with 24.8 percent for the first nine months of 2008. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The year-to-date tax rate was primarily impacted by higher equity earnings relative to the Company’s total income before taxes and accrual-to-return adjustments in the United States and foreign jurisdictions.

On June 30, 2009, the Company sold the Calcium Chloride business and recognized a $162 million pretax gain. The results of operations related to the Calcium Chloride business have been reclassified and reported as discontinued operations for all periods presented. Discontinued operations (net of income tax benefit) for the third quarter of 2009 was a loss of $4 million ($0.01 per share) (for post-closing adjustments), compared with income of $8 million ($0.01 per share) in the third quarter of 2008. Income from discontinued operations (net of income taxes) for the first nine months of 2009 was $110 million ($0.11 per share) compared with $19 million ($0.02 per share) for the same period in 2008.

Preferred stock dividends of $85 million were recognized in the third quarter of 2009 related to Company’s Cumulative Convertible Perpetual Preferred Stock, Series A. For the nine months ended September 30, 2009, preferred stock dividends of $227 million were recognized. Dividends on Cumulative Convertible Perpetual Preferred Stock, Series A were $170 million, with the remaining $57 million of dividends relating to Cumulative Perpetual Preferred Stock, Series B and Cumulative Convertible Perpetual Preferred Stock, Series C, both of which were retired in the second quarter of 2009. See Notes P and Q to the Consolidated Financial Statements for additional information.

Net income available for common stockholders was $711 million or $0.63 per share for the third quarter of 2009, compared with $428 million or $0.46 per share for the third quarter of 2008. Net income available for common stockholders for the first nine months of 2009 was $249 million or $0.24 per share, compared with $2,131 million or $2.26 per share for the same period of 2008.

The following tables summarize the impact of certain items recorded in the three- and nine-month periods ended September 30, 2009 and September 30, 2008, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Impact of Hurricanes Gustav and Ike (4)	-	$(127)	-	$(81)	-	$(0.09)
Purchased in-process research and development charges	-	(27)	-	(27)	-	(0.03)
Transaction, integration and other acquisition costs	$(47)	(18)	$(34)	(18)	$(0.03)	(0.02)
Gain on sale of TRN	457	-	321	-	0.29	-
Gain on sale of OPTIMAL	328	-	191	-	0.17	-
Loss on early extinguishment of debt	(56)	-	(36)	-	(0.03)	-
Total	$682	$(172)	$442	$(126)	$0.40	$(0.14)

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
One-time increase in cost of sales related to fair valuation of Rohm and Haas inventories	$(209)	-	$(132)	-	$(0.13)	-
Impact of Hurricanes Gustav and Ike (4)	-	$(127)	-	$(81)	-	$(0.09)
Restructuring charges	(681)	-	(462)	-	(0.45)	-
Purchased in-process research and development charges	-	(27)	-	(27)	-	(0.03)
Transaction, integration and other acquisition costs	(181)	(18)	(136)	(18)	(0.13)	(0.02)
Dow Corning restructuring	(29)	-	(27)	-	(0.03)	-
Gain on sale of TRN	457	-	321	-	0.29	-
Gain on sale of OPTIMAL	328	-	191	-	0.17	-
Loss on early extinguishment of debt	(56)	-	(36)	-	(0.03)	-
Total	$(371)	$(172)	$(281)	$(126)	$(0.31)	$(0.14)
(1) Impact on “Income from Continuing Operations Before Income Taxes”
(2) Impact on “Net Income from Continuing Operations”
(3) Impact on “Net income from continuing operations available for common stockholders – Earnings per common share – diluted”
(4) In addition, the interruption of operations caused by hurricanes resulted in an estimated pretax $50 million in unrealized margin on lost sales, the equivalent of $0.03 per share, which is not included in the amounts presented in this table.

SEGMENT RESULTS
Effective in the second quarter of 2009, the Company changed its reportable segments due to recent changes in the Company’s organization resulting from the April 1, 2009 acquisition of Rohm and Haas. In addition, the Company changed its measure of profit/loss for segment reporting purposes from EBIT to EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization). EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. See Note S to the Consolidated Financial Statements for a reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes.”

In order to provide the most meaningful comparison of results by reportable segment, the following discussion and analysis compares actual results for the third quarter of 2009 to pro forma historical results for the third quarter of 2008. For the year-to-date comparisons, actual results for the second and third quarters of 2009 plus pro forma historical results for the first quarter of 2009 are compared to pro forma historical results for the first nine months of 2008. The unaudited pro forma historical segment information is based on the historical consolidated financial statements and accompanying notes of both Dow and Rohm and Haas and has been prepared to illustrate the effects of the Company’s acquisition of Rohm and Haas, assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008.

The following table summarizes the pro forma impact on “Income from Continuing Operations Before Income Taxes” of certain items recorded by Rohm and Haas in the three- and nine-month periods ended September 30, 2008.

Certain Items Impacting Rohm and Haas Results In millions	Three Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2008
Impact of Hurricanes Gustav and Ike	$(20)	$(20)
Restructuring charges	(4)	(102)
Transaction and other acquisition costs	(27)	(27)
Gain on sale of 40 percent equity investment in UP Chemical Company	-	87
Total Rohm and Haas	$(51)	$(62)

The unaudited pro forma historical segment information is not necessarily indicative of the results of operations that would have actually occurred had the acquisition been completed as of the date indicated, nor is it indicative of the future operating results of the combined company. The unaudited pro forma historical segment information does not reflect future events that may occur after the acquisition of Rohm and Haas, including the potential realization of operating cost savings (synergies) or restructuring activities or other costs related to the planned integration of Rohm and Haas, and does not consider potential impacts of current market conditions on revenues, expense efficiencies or asset dispositions (with the exception of the sale of Dow’s Calcium Chloride business).

ELECTRONIC AND SPECIALTY MATERIALS

Electronic and Specialty Materials	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Sales	$1,256	$659	$2,896	$2,018
EBITDA	$407	$212	$644	$653
Pro Forma Sales	N/A	$1,473	$3,391	$4,500
Pro Forma EBITDA	N/A	$390	$658	$1,291

Electronic and Specialty Materials sales were $1,256 million for the third quarter of 2009, down 15 percent from $1,473 million in the third quarter of 2008. Compared with the third quarter of 2008, volume declined 9 percent and prices dropped 6 percent. The decrease in volume was broad-based with declines in all geographic areas, except India, Middle East and Africa (“IMEA”), and in both businesses due to the global downturn in the electronics industry. EBITDA for the third quarter of 2009 was $407 million, up slightly from $390 million in the third quarter of 2008, as lower feedstock and energy and raw material costs and lower SG&A expenses were largely offset by lower selling prices and volume and lower equity earnings from Dow Corning. EBITDA for the third quarter of 2008 was reduced by $3 million of hurricane-related costs and $1 million of restructuring charges.

Electronic Materials sales for the third quarter of 2009 were down 17 percent from the same quarter last year, driven by a 14 percent decrease in volume and a 3 percent decrease in prices. Volume declined in all geographic areas, except Latin America, due to the global downturn in the electronics industry; however, Asia Pacific reported signs of recovery due in part to government stimulus programs in China. Semiconductor utilization rates were high throughout the quarter as customers rebuilt depleted inventory levels. Despite the drop in sales versus the third quarter of last year, EBITDA increased slightly due to lower raw material costs and lower SG&A expenses driven by the Company’s cost control programs.

Specialty Materials sales for the third quarter of 2009 were down 14 percent from the third quarter of 2008 with prices down 8 percent and volume down 6 percent. Price declines were driven by the weak construction business, especially in North America and Europe. Volume declines for ion exchange resins partly offset an increase in sales of reverse osmosis membranes for large desalination and municipal water projects. Compared with the third quarter of last year, EBITDA increased due to the benefit of lower raw material costs and SG&A expenses, which offset lower selling prices and volume.

Electronic and Specialty Materials sales were $3,391 million for the first nine months of 2009, down 25 percent from $4,500 million in the first nine months of 2008, as volume dropped 22 percent and prices dropped 3 percent. EBITDA for the first nine months of 2009 was $658 million, compared with $1,291 million for the first nine months of 2008. Despite the impact of lower SG&A expenses and lower raw material costs during the first nine months of 2009, EBITDA declined as a result of lower volume, a decrease in equity earnings, the impact of restructuring charges ($68 million), an increase in cost of sales related to the fair valuation of Rohm and Haas inventories ($75 million), and the Company’s $29 million share of a restructuring charge recognized by Dow Corning in the first quarter of 2009. EBITDA for the first nine months of 2008 included the gain on the sale of Rohm and Haas’ investment in UP Chemical Company of $87 million in the second quarter of 2008, restructuring charges of $5 million and hurricane-related costs of $3 million.

COATINGS AND INFRASTRUCTURE

Coatings and Infrastructure	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Sales	$1,330	$721	$2,978	$2,118
EBITDA	$213	$51	$259	$136
Pro Forma Sales	N/A	$1,711	$3,610	$5,000
Pro Forma EBITDA	N/A	$192	$359	$588

Coatings and Infrastructure sales were $1,330 million for the third quarter of 2009, down 22 percent from $1,711 million in the third quarter of 2008. Compared with the third quarter of 2008, volume declined 9 percent and prices dropped 13 percent. All geographic areas posted double-digit volume declines except Asia Pacific, where volume increased as China posted a double-digit increase in architectural coatings, and IMEA, where volume was flat. The decline in volume was driven by weak conditions in the building and construction business, particularly in Europe and North America, resulting in lower demand for insulation products, construction chemicals, and architectural paints and industrial coatings. The decline in prices was broad-based, with decreases in nearly all businesses within the segment and all geographic areas. EBITDA for the third quarter of 2009 was $213 million compared with $192 million in the third quarter of 2008 due to lower SG&A expenses, and lower feedstock and energy, raw material, freight, and other manufacturing costs, which more than offset the effect of lower selling prices and volume. EBITDA for the third quarter of 2008 was reduced by $2 million of restructuring charges.

Adhesives and Functional Polymers sales for the third quarter of 2009 were down 12 percent from the third quarter of 2008, as prices decreased 15 percent while volume improved by 3 percent. The increase in volume was principally due to higher demand in Asia Pacific for packaging and automotive applications. Prices were lower in all geographic areas. Despite lower prices, EBITDA for the third quarter of 2009 increased primarily due to lower raw material costs and SG&A expenses.

Dow Building and Construction sales for the third quarter of 2009 were down 21 percent compared with the third quarter of 2008, reflecting a 12 percent decrease in volume and a 9 percent decrease in prices, including a 3 percent unfavorable currency impact. The decrease in volume was broad-based with decreases in all geographic areas, principally due to a drop in demand for building and construction materials. Compared with the same period last year, EBITDA declined as lower sales and increased expenses related to a regulatory-required changeover in foaming agent in North America offset the benefit of lower feedstock and energy costs.

Dow Coating Materials sales were down 26 percent compared with the third quarter of 2008 as volume decreased 12 percent and prices decreased 14 percent. The decrease in volume was due to weak demand for architectural coatings in all geographic areas except Asia Pacific. Demand for industrial coatings was down significantly, driven by the downturn in the housing industry. Despite the significant decline in sales, EBITDA increased compared with the third quarter of last year due to lower feedstock and energy, raw material and freight costs, and lower SG&A expenses. EBITDA for the third quarter of 2008 was reduced by $2 million of restructuring charges.

Coatings and Infrastructure sales were $3,610 million for the first nine months of 2009, down 28 percent from $5.0 billion in 2008, as volume dropped 19 percent and prices dropped 9 percent, including a 4 percent unfavorable currency impact. EBITDA for the first nine months of 2009 was $359 million compared with $588 million in the first nine months of 2008. EBITDA for 2009 was reduced by $172 million of restructuring charges primarily related to the Company’s actions to optimize facilities following the acquisition of Rohm and Haas and by $82 million due to the increase in cost of sales related to the fair valuation of Rohm and Haas inventories. As a result of these charges, in addition to the decline in sales, year-to-date EBITDA declined from the same period last year despite lower raw material and freight costs and lower SG&A expenses. EBITDA for the first nine months of 2008 included $12 million of restructuring charges.

HEALTH AND AGRICULTURAL SCIENCES

Health and Agricultural Sciences	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Sales	$796	$976	$3,446	$3,650
EBITDA	$5	$88	$504	$805
Pro Forma Sales	N/A	$995	$3,461	$3,689
Pro Forma EBITDA	N/A	$95	$508	$807

Health and Agricultural Sciences sales were $796 million in the third quarter of 2009, down 20 percent from $995 million in the third quarter of 2008. Compared with the third quarter of 2008, volume decreased 9 percent while prices were down 11 percent. Lower crop commodity prices, tight credit policies and reluctance throughout the channel to purchase product due to declining crop input prices were the key drivers impacting agricultural chemicals during the quarter. EBITDA for the third quarter of 2009 was $5 million, down from $95 million in the third quarter of 2008. EBITDA for the third quarter of 2009 was negatively impacted by price declines, the decrease in volume and higher R&D expenses. Results for the third quarter of 2008 were negatively impacted by $27 million of purchased in-process research and development costs related to 2008 acquisitions and $2 million of hurricane-related costs.

For the first nine months of 2009, sales for Health and Agricultural Sciences were $3,461 million, down 6 percent from $3,689 million in 2008, as prices declined 5 percent due to currency and volume decreased 1 percent. Despite challenging conditions in agricultural chemicals in the first nine months of 2009, Seeds, Traits and Oils sales increased 39 percent and AgroFresh sales increased 19 percent compared with the first nine months of 2008. For the first nine months of 2009, EBITDA for the segment was $508 million, down from $807 million in the same period last year. EBITDA for the first nine months of 2009 was negatively impacted by higher costs associated with the valuation of inventory based on reduced raw material prices, the impact of currency on costs and increased research and development spending. Results for the first nine months of 2009 were favorably impacted by a $15 million reduction in the 2007 restructuring charge to reverse a portion of the reserve for contract termination fees. EBITDA for the first nine months of 2008 was unfavorably impacted by the third quarter 2008 charges described above.

PERFORMANCE SYSTEMS

Performance Systems	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Sales	$1,538	$2,002	$4,167	$6,030
EBITDA	$207	$92	$521	$468
Pro Forma Sales	N/A	$2,180	$4,277	$6,598
Pro Forma EBITDA	N/A	$106	$522	$515

Performance Systems sales were $1,538 million for the third quarter of 2009, down 29 percent from $2,180 million in the third quarter of 2008. Compared with the third quarter of 2008, volume declined 13 percent and prices dropped 16 percent. The decrease in volume was broad-based, with the exception of Asia Pacific where volume was flat, with declines driven by the global economic slowdown in the automotive, construction and housing industries. The drop in prices was also broad-based, with decreases reported in all geographic areas and across all major product groups. EBITDA for the third quarter of 2009 was $207 million, an increase of $101 million from the same period last year as the decrease in feedstock and energy and raw material costs, and lower R&D and SG&A expenses offset lower selling prices and lower volume. EBITDA for the third quarter of 2009 was favorably impacted $1 million from the sale of the Company’s ownership interest in OPTIMAL. EBITDA for the third quarter of 2008 was reduced by $5 million of hurricane-related costs.

Automotive Systems sales for the third quarter of 2009 were down 34 percent compared with same quarter last year driven by a 25 percent decline in volume and a 9 percent decrease in prices including a 3 percent unfavorable currency impact. Volume was down across all geographic areas, except Asia Pacific, where a double-digit increase in volume was reported and IMEA, where volume was flat. All geographic areas posted double-digit price declines except Asia Pacific, where prices dropped more modestly. Original equipment manufacturers in North America, Europe and Latin America, which the business serves, continued to have decreased production during the period, contributing to the large volume decline. Despite the significant decline in sales, EBITDA was up from the third quarter of 2008 due to lower feedstock and energy costs and lower SG&A expenses.

Dow Elastomers sales for the third quarter of 2009 were down 30 percent compared with same quarter last year. Volume declined 11 percent and prices declined 19 percent. The decline in volume was most significant in North America and Latin America as the business continued to suffer from weakness in the global automotive and construction industries. EBITDA for the third quarter 2009 increased significantly compared with the third quarter of 2008 as lower feedstock and energy and raw material costs and lower R&D and SG&A expenses more than offset the decline in selling prices and volume. In the third quarter of 2008, EBITDA was reduced by $4 million of hurricane-related costs.

Formulated Systems sales were down 23 percent from the third quarter of 2008 as volume declined 5 percent and prices fell 18 percent, including a 6 percent unfavorable currency impact. The decline in prices was most significant in Europe, Asia Pacific and IMEA, due to weakness in the construction, appliance and automotive industries. EBITDA for the third quarter of 2009 was unchanged compared with the third quarter of 2008 as lower prices were offset by lower feedstock and energy and raw material costs.

Dow Wire and Cable sales were down 32 percent from the third quarter of 2008 as prices and volume both dropped 16 percent. Double-digit price declines were reported in all geographic areas primarily related to lower feedstock and energy costs. Volume declines were reported in all geographic areas due to the continued weakness in the construction industry. Despite the decrease in prices and volume, EBITDA for the third quarter of 2009 increased compared with the third quarter 2008 as the benefit of lower feedstock and energy costs more than offset the decline in volume and prices. In the third quarter of 2008, EBITDA was reduced by $1 million of hurricane-related costs.

For the first nine months of 2009, Performance Systems sales were $4,277 million, down 35 percent from $6,598 million for the first nine months of 2008, as volume dropped 24 percent and prices declined 11 percent. EBITDA for the first nine months of 2009 was $522 million, including the $1 million gain related to OPTIMAL and the unfavorable impact of $30 million related to the fair valuation of Rohm and Haas inventories. EBITDA for the first nine months of 2008 was $515 million, which included the unfavorable impact of $5 million of hurricane-related costs and $2 million of restructuring charges. EBITDA increased as the favorable impact of lower feedstock and energy, raw material and freight costs and lower R&D and SG&A expenses more than offset lower prices and volume.

PERFORMANCE PRODUCTS

Performance Products	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Sales	$2,420	$3,363	$6,392	$9,791
EBITDA	$438	$312	$840	$1,080
Pro Forma Sales	N/A	$3,614	$6,519	$10,540
Pro Forma EBITDA	N/A	$315	$797	$1,096

Performance Products sales were $2,420 million for the third quarter of 2009, down 33 percent from $3,614 million in the third quarter of 2008. Prices declined 25 percent and volume declined 8 percent. The sharp drop in prices was driven by declines in feedstock and raw material costs. Volume, while down from the same period a year ago, showed signs of stabilizing with support from government stimulus programs. EBITDA for the third quarter 2009 was $438 million, including a gain of $140 million on the sale of the Company’s ownership interest in OPTIMAL, compared with $315 million in the third quarter of 2008, which included hurricane-related costs of $63 million. EBITDA in the third quarter of 2009 increased due to the sale of the Company’s ownership interest in OPTIMAL and was also impacted by lower selling prices which more than offset lower feedstock and raw material costs compared with the third quarter of 2008.

Amines sales for the quarter were down 21 percent from the third quarter of 2008 with prices down 28 percent and volume up 7 percent. The decline in prices was associated with lower feedstock costs as well as weak supply/demand fundamentals which put downward pressure on price. Volume improved due to increased demand for electronic and automotive applications that more than offset decreased demand in the agricultural industry. EBITDA improved versus the third quarter of 2008 as lower feedstock and raw material costs, increased margin on higher sales volume and reduced R&D and SG&A expenses more than offset lower selling prices.

Polyurethanes sales for the quarter were down 30 percent from the same period a year ago. Lower selling prices accounted for the entire decrease as volume was unchanged from the third quarter of 2008. Prices declined as a result of lower feedstock and raw material costs. Volume stabilized, despite soft demand for furniture and bedding in North America, due to the impact of government stimulus programs and increased volume associated with efforts to expand sales into appliance applications. Industry supply/demand fundamentals improved slightly in the third quarter largely due to a decrease in industry capacity. EBITDA declined as the impact of lower selling prices more than offset lower feedstock and raw material costs versus the same period last year.

Epoxy sales for the quarter were down 36 percent from the third quarter of 2008 as prices declined 24 percent and volume declined 12 percent. The decline in prices was driven by lower feedstock costs and an oversupply of key epoxy intermediate products across the industry. Despite the decline in volume, demand for engineering applications and electrical applications increased slightly over the same period last year. In addition, the impact of government stimulus programs stabilized demand for construction-related applications. EBITDA declined slightly compared with the same period last year due to lower selling prices and volume, partially offset by lower feedstock costs.

Oxygenated Solvents sales were down 40 percent compared with the third quarter of 2008 with volume down 18 percent and prices down 22 percent. The decline in volume was driven by weak demand from the agricultural industry, partially offset by increased demand in food additive applications. EBITDA improved versus the third quarter of 2008, principally due to the business’ share of the gain on the sale of OPTIMAL, as lower feedstock and energy costs offset the impact of lower selling prices and volume.

Performance Fluids, Polyglycols and Surfactants sales declined 21 percent versus the same quarter last year with prices down 13 percent and volume down 8 percent. The decline in prices was primarily due to lower feedstock costs. Volume declined as continued weakness in construction, automotive and industrial lubricant applications more than offset improvements in bio-ethanol and solar energy applications and from government stimulus programs. EBITDA improved versus the third quarter of 2008 principally due to the business’ share of the gain on the sale of OPTIMAL as well as lower feedstock and energy and raw material costs which were partially offset by lower selling prices and volume.

Performance Monomers sales declined 28 percent from the same period last year with prices falling 24 percent and volume declining 4 percent. The decline in prices was driven by lower feedstock and energy and raw material costs. Volume, while down slightly from the same period a year ago, was up significantly in Asia Pacific due to government stimulus programs. EBITDA improved from the same period a year ago due to lower feedstock and energy and raw material costs offset by lower selling prices.

For the first nine months of 2009, Performance Products sales were $6,519 million, down 38 percent from $10,540 million in the first nine months of 2008, reflecting a 20 percent decline in prices and an 18 percent decline in volume. EBITDA for the first nine months of 2009 totaled $797 million and included a gain of $140 million on the sale of the Company’s ownership interest in OPTIMAL, the increase in cost of sales of $22 million related to the fair valuation of Rohm and Haas inventories, and the unfavorable impact of $73 million of restructuring charges, primarily related to the impairment of certain acrylic monomer assets that the Company is required to divest as a condition of the FTC’s approval of the Company’s acquisition of Rohm and Haas. EBITDA of $1,096 million during the first nine months of 2008 included $63 million of hurricane-related costs. EBITDA for the first nine months of 2009 declined versus the same period last year as lower feedstock and energy and raw material costs more than offset the impact of lower selling prices, but did not mitigate the impact of lower sales volume and lower operating rates.

BASIC PLASTICS

For the Basic Plastics segment, there was no difference between actual and pro forma sales and EBITDA for the three- and nine-month periods ended September 30, 2009 and September 30, 2008.

Basic Plastics sales for the third quarter of 2009 were $2,636 million, down 32 percent from $3,849 million in the third quarter of last year. In late 2008, an unprecedented decline in feedstock costs and escalating concerns about the strength of the global economy contributed to significant price declines in all geographic areas. The pricing environment that developed in late 2008 carried forward into 2009, resulting in prices that were 33 percent lower than in the third quarter of 2008. Volume was 1 percent higher than the third quarter of 2008 with improvement reported in all geographic areas except North America and Europe. Volume was higher in Asia Pacific and Latin America as improving economic conditions resulted in stronger demand. Weak economic conditions continued in North America, leading to volume that was lower than the third quarter of 2008, when volume was negatively impacted by the two U.S. Gulf Coast hurricanes. EBITDA for the third quarter was $590 million, down from $650 million in the third quarter of 2008. While feedstock and energy costs, raw material costs, freight costs and R&D and SG&A expenses were lower than the third quarter of 2008, this improvement was more than offset by the steep decline in prices and lower equity earnings. EBITDA in the third quarter of 2008 was negatively impacted by $13 million of hurricane-related costs.

Polyethylene sales were down 31 percent compared with the third quarter of 2008 as prices decreased 36 percent and volume improved 5 percent. Double-digit price declines were experienced in all geographic areas compared with the third quarter of 2008, reflecting significantly lower feedstock and energy costs. Although prices improved in all geographic areas during the quarter compared with the second quarter of 2009, they remain significantly lower than those of the third quarter of 2008. Volume was up, with significant growth in Asia Pacific, Latin America and IMEA, as improving economic conditions resulted in higher demand. Volume was lower in North America as weak economic conditions continued to dampen demand. EBITDA for the third quarter of 2009 declined compared with the same period last year as the favorable impact of lower feedstock and raw material costs and improved equity earnings from Siam Polyethylene Company Limited was more than offset by the decline in prices and lower equity earnings from EQUATE. EBITDA was negatively impacted in the third quarter of 2008 by hurricane-related costs.

Polypropylene sales were down 33 percent compared with the third quarter of 2008 as prices decreased 35 percent and volume improved 2 percent. Double-digit price declines were reported in all geographic areas except IMEA, driven by the significant decline in feedstock and energy costs and weak global economic conditions. Volume improved in Europe and Latin America as demand in the consumer and industrial sectors was strong. Volume declined in North America as demand in the health care, consumer, and industrial sectors was lower. EBITDA was lower than the third quarter of 2008 as the favorable impact of lower feedstock and energy costs was offset by lower selling prices and increased manufacturing costs. EBITDA in the third quarter of 2008 was negatively impacted by hurricane-related costs.

Styrenics sales for the third quarter of 2009 were down 35 percent compared with the third quarter of 2008. Prices were down 23 percent. Volume was down 12 percent, with significant declines in all geographic areas. While government stimulus programs in China resulted in higher demand for appliance applications, overall demand in Asia Pacific was considerably lower than in the third quarter of 2008. In Europe, demand in the commodity food packaging area stabilized; however, demand in the construction industry remained weak. Prices were down as a result of lower feedstock and energy costs and weak global demand. EBITDA was up slightly from the third quarter of 2008 as the benefit of lower feedstock and energy, raw material and freight costs and improved equity earnings from Siam Polystyrene Company Limited helped offset the decline in prices.

Basic Plastics sales for the first nine months of 2009 were $7,036 million, down 40 percent from $11,770 million in the first nine months of 2008. Compared with the first nine months of 2008, prices were down 32 percent while volume declined 8 percent. EBITDA for the first nine months of 2009 was $1,117 million, down from $1,848 million in the first nine months of 2008. EBITDA fell as declines in price and volume, lower equity earnings and $1 million of restructuring charges more than offset the favorable impact of lower feedstock and energy, raw material and freight costs, and lower R&D and SG&A expenses. EBITDA in the first nine months of 2008 included the negative impact of $13 million of hurricane-related costs.

BASIC CHEMICALS

For the Basic Chemicals segment, there was no difference between actual and pro forma sales and EBITDA for the three- and nine-month periods ended September 30, 2009 and September 30, 2008.

Sales for Basic Chemicals were $568 million for the third quarter of 2009 compared with $1,115 million for the third quarter of 2008. Sales decreased 49 percent as prices declined 36 percent and volume fell 13 percent. Both price and volume were down across all businesses and major product lines. EBITDA for the third quarter of 2009 was $195 million, including $187 million of the gain on the sale of OPTIMAL. This compares with $128 million in the third quarter of 2008, which was negatively impacted by $21 million of hurricane-related costs. While results for the third quarter of 2009 were favorably impacted by lower feedstock and energy costs and increased equity earnings from The Kuwait Olefins Company K.S.C, these were more than offset by lower prices and volume and declines in equity earnings from EQUATE, MEGlobal and OPTIMAL.

The Chlor-Alkali/Chlor-Vinyl business reported a 53 percent decrease in sales compared with the same quarter of last year, as prices decreased 47 percent and volume decreased
6 percent. Caustic soda sales continued to be impacted by weak demand in the alumina, chemical processing and pulp and paper industries, driving both price and volume downward. Volume for vinyl chloride monomer (“VCM”) was down compared with the same quarter of last year, as the collapse in the housing construction industry and the reduced spending in municipal water works projects continued to affect the polyvinyl chloride industry. VCM prices declined compared with the third quarter of 2008 due to the drop in feedstock and energy costs, as well as the steep decline in demand. EBITDA for the third quarter of 2009 declined as the benefit of lower feedstock and energy costs was more than offset by substantial declines in prices and volume.

Sales for Ethylene Oxide/Ethylene Glycol (“EO/EG”) declined 51 percent as volume decreased 36 percent and prices decreased 15 percent. Volume for EG decreased due to new industry capacity and weak demand in the polyester fiber industry. EBITDA for the third quarter of 2009 increased from the third quarter of last year due to the gain on the sale of OPTIMAL and the benefit of lower feedstock and energy costs, which more than offset lower volume and prices and lower equity earnings from EQUATE, MEGlobal and OPTIMAL.

For the first nine months of 2009, sales for Basic Chemicals were $1,739 million, down 51 percent from $3,569 million in the same period last year, as prices decreased 29 percent and volume declined 22 percent. EBITDA for the first nine months of 2009 was $83 million, down from $454 million in the same period last year, as lower feedstock and energy costs and the gain on the sale of OPTIMAL were not sufficient to offset lower volume and prices and decreased equity earnings from EQUATE, MEGlobal and OPTIMAL. EBITDA for the first nine months of 2009 was also reduced by second quarter restructuring charges of $75 million, while EBITDA for the first nine months of 2008 was reduced by $21 million of hurricane-related costs.

HYDROCARBONS AND ENERGY

For the Hydrocarbons and Energy segment, there was no difference between actual and pro forma sales and EBITDA for the three- and nine-month periods ended September 30, 2009 and September 30, 2008.

Hydrocarbons and Energy sales for the third quarter of 2009 were $1,209 million, down 54 percent from $2,611 million in the third quarter of 2008. Prices decreased 29 percent, while volume decreased 25 percent. The decrease in selling prices in the third quarter of 2009 was driven by declines in crude oil and commodity prices, as well as the impact of weak monomer demand on prices. Volume decreased due to weak monomer demand and lower refinery sales as a result of a planned maintenance turnaround and the sale of the Company’s ownership interest in TRN on September 1, 2009. For the first nine months of 2009, sales were $3,107 million, down 58 percent from $7,394 million in the same period of 2008, with a 37 percent decrease in prices and a 21 percent decrease in volume.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities; natural gas is also used as fuel. The Company’s cost of purchased feedstock and energy in the third quarter of 2009 decreased $3.5 billion (46 percent) compared with the same quarter of last year.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at net cost, which results in EBITDA that is typically at or near breakeven. EBITDA for the third quarter of 2009 was $457 million due to a gain on the sale of the Company’s interest in TRN. EBITDA for the first nine months of the year was $392 million which includes the gain on the sale of the Company’s interest in TRN and second quarter restructuring charges of $65 million, compared with a loss of $1 million in the same period last year. EBITDA for the first nine months of 2008 included $36 million of hurricane-related costs. Except for the gain on the sale of the Company’s interest in TRN, the restructuring charges and the 2008 costs related to the hurricanes, EBITDA was breakeven for the three- and nine-month periods ended September 30, 2009 and September 30, 2008.

CORPORATE

Corporate	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Sales	$293	$75	$648	$171
EBITDA	$(275)	$(237)	$(878)	$(487)
Pro Forma Sales	N/A	$291	$1,038	$987
Pro Forma EBITDA	N/A	$(263)	$(837)	$(563)

Included in the results for Corporate are:

•	results of insurance company operations,
•	results of Morton International, Inc. (See Note E to the Consolidated Financial Statements),
•	gains and losses on sales of financial assets,
•	stock-based compensation expense and severance costs,
•	changes in the allowance for doubtful receivables,
•	expenses related to New Ventures,
•	asbestos-related defense and resolution costs,
•	foreign exchange hedging results, and
•	certain overhead and other cost recovery variances not allocated to the operating segments.

EBITDA for the third quarter of 2009 was a loss of $275 million, compared with a loss of $263 million in the third quarter of 2008. EBITDA for the third quarter of 2009 was reduced by costs related to the April 1, 2009 acquisition of Rohm and Haas of $103 million, including a $56 million loss on the early extinguishment of debt held by Morton International, Inc., other transaction and integration costs of $21 million expensed in accordance with the accounting guidance for business combinations, and an additional $26 million of acquisition-related retention expenses. EBITDA for the third quarter of 2009 reflected increased earnings from insurance company operations, a decrease in performance-based compensation (including stock-based compensation) and increased earnings from Morton International, Inc., offset by an increase in environmental remediation liabilities.

EBITDA for the first nine months of 2009 was a loss of $837 million, compared with a loss of $563 million in the same period last year. Similar to the third quarter results, year-to-date EBITDA reflected restructuring charges totaling $244 million, including an increase to the 2008 restructuring plan of $19 million for additional severance and costs related to the April 1, 2009 acquisition of Rohm and Haas of $317 million (including $80 million incurred by Rohm and Haas prior to the April 1, 2009 acquisition). EBITDA for the first nine months of 2008 reflected restructuring charges totaling $83 million, transaction costs related to the acquisition of Rohm and Haas of $45 million and $4 million of hurricane-related costs.

Sales Volume and Price by Operating Segment and Geographic Area Pro Forma Comparisons
	Three Months Ended Sept. 30, 2009			Nine Months Ended Sept. 30, 2009
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	(9)%	(6)%	(15)%	(22)%	(3)%	(25)%
Coatings and Infrastructure	(9)	(13)	(22)	(19)	(9)	(28)
Health and Agricultural Sciences	(9)	(11)	(20)	(1)	(5)	(6)
Performance Systems	(13)	(16)	(29)	(24)	(11)	(35)
Performance Products	(8)	(25)	(33)	(18)	(20)	(38)
Basic Plastics	1	(33)	(32)	(8)	(32)	(40)
Basic Chemicals	(13)	(36)	(49)	(22)	(29)	(51)
Hydrocarbons and Energy	(25)	(29)	(54)	(21)	(37)	(58)
Total	(9)%	(23)%	(32)%	(16)%	(21)%	(37)%
Geographic areas
United States	(14)%	(21)%	(35)%	(21)%	(16)%	(37)%
Europe	(13)	(24)	(37)	(17)	(26)	(43)
Rest of World	(1)	(23)	(24)	(10)	(19)	(29)
Total	(9)%	(23)%	(32)%	(16)%	(21)%	(37)%

OUTLOOK
The third quarter of 2009 featured some signs of economic recovery, as a combination of government stimulus programs and growth in the emerging geographies increased industrial activity levels. While the outlook for the remainder of the year and into 2010 is more optimistic, sentiment remains fragile as it is unclear whether recent demand growth, spurred largely by stimulus programs, will be sustained going forward. Low operating rates and excess capacity continue to weigh on developed Western economies, and these conditions could worsen as stimulus programs expire. Therefore, a cautious approach remains warranted for the near-term.

The pace of recovery across geographic regions is expected to vary. In the United States, demand remains weak as high unemployment, tight credit conditions and cautious spending patterns are expected to continue to be a drag on business and consumer spending. Pockets of demand growth were seen in areas where stimulus programs influenced consumer decisions, such as the “cash for clunkers” initiative in the United States. In Europe, economic conditions seem to have stabilized, although a recovery is still expected to lag other geographies. Developing regions continue to be a bright spot. Robust conditions in Latin America, in particular Brazil, have resulted in a faster recovery from the worst of the economic downturn, and demand conditions are expected to remain solid. In Asia Pacific, primarily China, domestic demand continues to be healthy and government stimulus programs are having a clear, positive impact on spending patterns. Export markets, however, remain weak due to lagging growth in developed economies, but as the economic outlook has improved through the year, so has export activity.

After rising sharply in the third quarter of 2009 compared with the second quarter of 2009, purchased feedstock and energy costs are expected to be more stable for the remainder of the year, reflecting a cautious global economic outlook. U.S. natural gas prices continue to be driven by local fundamentals, although near-term prices have begun to rise on future expectations of winter weather and inventory levels. Relatively low-cost petrochemical feedstocks in the United States benefited exports, particularly for ethylene-based derivatives, offsetting weak domestic supply/demand fundamentals. Going forward, export demand from the United States is expected to decline as a result of rising inventories overseas, cautious buying patterns and the increasing presence of new capacity additions in the Middle East and Asia Pacific. Significant ethylene-related derivative capacity is expected to come online in the fourth quarter of 2009 and into 2010.

The Company remains focused on the smooth integration of Rohm and Haas and on its commitments to financial discipline, including balance sheet deleveraging, cost control and the accelerated realization of cost and growth synergies. Going forward, the Company’s operating plan does not rely on material improvements in economic conditions for the remainder of the year. Consequently, the Company will remain focused on actions within its control, which include spending discipline, active price/volume management, and close oversight and optimization of operations.

CHANGES IN FINANCIAL CONDITION
The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008
Cash provided by (used in):
Operating activities	$671	$2,462
Investing activities	(15,215)	(1,937)
Financing activities	14,261	(54)
Effect of exchange rate changes on cash	64	54
Net change in cash and cash equivalents	$(219)	$525

In the first nine months of 2009, cash provided by operating activities decreased compared with the same period last year primarily due to lower earnings and an increase in trade accounts receivable partially offset by a decline in cash required for inventories.

Cash used in investing activities in the first nine months of 2009 reflects the April 1, 2009 acquisition of Rohm and Haas for $15,681 million and the purchase of a previously leased ethylene plant in Canada for $713 million, partially offset by the proceeds from the sale of nonconsolidated affiliates, TRN ($742 million) and OPTIMAL ($660 million), and lower capital expenditures compared with the first nine months of 2008.

Cash provided by financing activities in the first nine months of 2009 reflects the funding for the acquisition of Rohm and Haas as discussed in further detail below, partially offset by the repayment of a $674 million note payable by Calvin Capital LLC, a wholly owned subsidiary of the Company, and the redemption of the preferred partnership units and accrued dividends of Tornado Finance V.O.F. of $520 million.

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

•
On June 30, 2009, the Board of Directors approved a restructuring plan (the “2009 Plan”) that includes the elimination of approximately 2,500 positions and the shutdown of a number of manufacturing facilities. These restructuring activities are scheduled to be completed primarily during the next two years.

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

The restructuring activities related to the 2007 Plan, the 2008 Plan, the 2009 Plan and the severance reserve assumed from Rohm and Haas are expected to result in additional cash expenditures of approximately $539 million over the next two years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits and pension plan settlement costs, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	Sept. 30, 2009	Dec. 31, 2008
Current assets	$19,027	$16,060
Current liabilities	12,334	13,108
Working capital	$6,693	$2,952
Current ratio	1.54:1	1.23:1
Days-sales-outstanding-in-receivables	45	42
Days-sales-in-inventory	66	58

Days-sales-outstanding-in-receivables increased from 42 days at December 31, 2008, to 45 days at September 30, 2009, primarily due to the acquisition of Rohm and Haas as well as seasonality in the Health and Agricultural Sciences segment. Days-sales-in-inventory increased from 58 days at December 31, 2008, to 66 days at September 30, 2009, primarily due to decreased sales volume.

Total Debt In millions	Sept. 30, 2009	Dec. 31, 2008
Notes payable	$1,692	$2,360
Long-term debt due within one year	1,362	1,454
Long-term debt	20,631	8,042
Total debt	$23,685	$11,856
Debt as a percent of total capitalization	52.7%	45.7%

On March 9, 2009, the Company borrowed $3 billion under its Five Year Competitive Advance and Revolving Credit Facility Agreement dated April 24, 2006 (“Revolving Credit Facility”). The funds are due in April 2011 and bear interest at a variable LIBOR-plus rate. The Company is using the funds to finance its day-to-day operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes. At September 30, 2009, the outstanding liability on the Revolving Credit Facility was $900 million, leaving $2.1 billion of available credit. In addition, at September 30, 2009, the Company had $859 million of commercial paper outstanding.

At September 30, 2009, the Company had Euro 5 billion (approximately $7.3 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $557 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on July 31, 2006, and renewed on July 31, 2008. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 23, 2007. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units.

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

On May 6, 2009, the Company launched a public offering of 150.0 million shares of its common stock. Included in the 150.0 million shares were 83.3 million shares issued to the Haas Trusts and Paulson in a private transaction in consideration for 1.2 million shares of preferred series B held by the Haas Trusts and Paulson. Gross proceeds were $2,250 million, of which the Company’s net proceeds (after underwriting discounts and commissions) were $966 million for the sale of the Company’s 66.7 million shares.

On May 7, 2009, the Company issued $6 billion of debt securities in a public offering. The offering included $1.75 billion aggregate principal amount of 7.6 percent notes due 2014; $3.25 billion aggregate principal amount of 8.55 percent notes due 2019; and $1 billion aggregate principal amount of 9.4 percent notes due 2039. An aggregate principal amount of $1.35 billion of the 8.55 percent notes due 2019 were offered by accounts and funds managed by Paulson and the Haas Trusts. These investors received notes from the Company in payment for 1.3 million shares of preferred series B, at par plus accrued dividends. The Company used the net proceeds received from this offering for refinancing, renewals, replacements and refunding of outstanding indebtedness, including repayment of a portion of the Term Loan.

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

On August 4, 2009, the Company issued $2.75 billion of debt securities in a public offering. The offering included $1.25 billion aggregate principal amount of 4.85 percent notes due 2012; $1.25 billion aggregate principal amount of 5.90 percent notes due 2015; and $0.25 billion aggregate principal amount of floating rate notes due 2011. The Company used the net proceeds received from this offering for refinancing, renewals, replacements and refunding of outstanding indebtedness, including repayment of a portion of the Term Loan.

At September 30, 2009, the outstanding balance of the Term Loan was $1.0 billion. On October 1, 2009, the remaining balance of the Term Loan was fully repaid using proceeds from the sale of the Salt business. See Note E to the Consolidated Financial Statements for more information on the divestiture of the Salt business.

See Notes D, L, P and Q to the Consolidated Financial Statements for more information on the acquisition of Rohm and Haas and the corresponding financing activities.

On June 4, 2009, the preferred partner of Tornado Finance V.O.F., a consolidated foreign subsidiary of the Company, notified Tornado Finance V.O.F. that the preferred partnership units would be redeemed in full on July 9, 2009 as permitted by the terms of the partnership agreement. On July 9, 2009, the preferred partnership units and accrued dividends were redeemed for a total of $520 million. See Note O to the Consolidated Financial Statements.

On August 21, 2009, the Company executed a buy-back of 175 million Euro of private placement debt acquired from Rohm and Haas and recognized a $56 million pretax loss on early extinguishment included in “Sundry income (expense) – net.”

On September 28, 2009, Calvin Capital LLC, a wholly owned subsidiary of the Company, repaid a $674 million note payable which was issued in September 2008.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. At September 30, 2009, management believes the Company was in compliance with all of these covenants and default provisions.

The Company’s credit rating is currently investment grade. The Company’s long-term credit ratings were downgraded by Fitch on March 13, 2009 from BBB+ to BBB with outlook negative. The Company’s long-term credit ratings were downgraded by Moody’s on April 22, 2009 from Baa1 to Baa3 with outlook negative and Moody’s concluded its review of the Company’s credit risk. The Company’s long-term credit ratings were downgraded by Standard & Poor’s on April 1, 2009 from BBB to BBB- with credit watch negative. On May 6, 2009, Standard & Poor’s removed the credit watch negative, but maintained outlook negative. The Company’s short-term credit ratings are A-3/P-3/F3 negative/negative/negative by Standard & Poor’s, Moody’s and Fitch. If the Company’s credit ratings are further downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company’s ability to access credit markets.

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

The following table represents long-term debt obligations and expected cash requirements for interest at September 30, 2009, including the outstanding borrowing of $900 million under the Revolving Credit Facility, the outstanding borrowing of $1.0 billion against the Term Loan (fully repaid on October 1, 2009) and the $8.75 billion of debt securities issued in the second and third quarters of 2009 (see Note L to the Consolidated Financial Statements).

Contractual Obligations at September 30, 2009		Payments Due by Year
In millions	2009	2010	2011	2012	2013	2014 and beyond	Total
Long-term debt – current and noncurrent	$255	$1,126	$3,718	$2,765	$862	$13,267	$21,993
Expected cash requirements for interest (1)	$1,430	$1,375	$1,312	$1,218	$1,081	$10,291	$16,707
(1)  For 2009, a $105 million cash requirement remained at September 30, 2009.

Contractual Obligations at December 31, 2008		Payments Due by Year
In millions	2009	2010	2011	2012	2013	2014 and beyond	Total
Long-term debt – current and noncurrent	$1,454	$1,060	$1,523	$1,004	$601	$3,854	$9,496
Expected cash requirements for interest	$552	$501	$438	$356	$298	$4,096	$6,241

The Company had outstanding guarantees at September 30, 2009. Additional information related to these guarantees can be found in the “Guarantees” section of Note K to the Consolidated Financial Statements.

Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on a bid or bid evaluation are classified as Level 2. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. See Note J to the Consolidated Financial Statements for a description of the fair valuation of assets and liabilities measured on a nonrecurring basis. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Note J to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. In the first nine months of 2009, other-than-temporary impairment write-downs were $58 million.

Dividends
On September 10, 2009, the Executive Committee of the Board of Directors declared a quarterly dividend of $0.15 per share, payable October 30, 2009, to common stockholders of record on September 30, 2009. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession.

On September 10, 2009, the Executive Committee of the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on September 15, 2009, which was paid on October 1, 2009. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

OTHER MATTERS

Recent Accounting Pronouncements
See Note B to the Consolidated Financial Statements for a summary of recent accounting pronouncements.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 10-K. As a result of the Company’s April 1, 2009 acquisition of Rohm and Haas and the associated recognition of $9.9 billion of goodwill, the Company is adding the following section to its Critical Accounting Policies.
Since December 31, 2008, there have been no other material changes in the Company’s critical accounting policies.

Goodwill
The Company assesses goodwill recoverability through business financial performance reviews, enterprise valuation analysis, and impairment tests.

Annual goodwill impairment tests are completed during the Company’s fourth quarter of the year in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The tests are performed at the reporting unit level which is defined as one level below operating segment with the exception of Health and Agricultural Sciences which is both an operating segment and a reporting unit. Reporting units are the level at which discrete financial information is available and reviewed by business management on a regular basis. The Company has defined 8 operating segments and 29 reporting units. Goodwill is carried by 20 of the Company’s 29 reporting units.

In addition to the annual goodwill impairment tests, the Company reviews the financial performance of its reporting units over the course of the year to assess whether circumstances have changed that would more likely than not indicate that the fair value of a reporting unit has declined below its carrying value. In cases where an indication of impairment is determined to exist, the Company completes an interim goodwill impairment test specifically for that reporting unit.

The Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. This valuation technique has been selected by management as the most meaningful valuation method due to the limited number of market comparables for the Company’s reporting units. However, where market comparables are available, the Company includes EBIT/EBITDA multiples as part of the reporting unit valuation analysis,

The discounted cash flow valuations are completed with the use of key assumptions, including projected revenue growth rate, discount rate, tax rate, currency exchange rates, terminal value, and long-term hydrocarbon and energy prices. These key assumptions are reevaluated with each annual impairment test and values are updated based on current facts and circumstances. The tax rate, currency exchange rates, and long-term hydrocarbon and energy prices are established for the Company as a whole and applied consistently to all reporting units, while revenue growth rate, terminal value (calculated using the Gordon Growth Model), and discount rate are evaluated by reporting unit to account for differences in business fundamentals and industry risk.

Changes in key assumptions can affect the results of goodwill impairment tests. For the tests completed in the fourth quarter of 2008, a decline of 100 basis points in revenue growth rates or an increase of 100 basis points in discount rates would have resulted in a fair value, based on discounted cash flows, which exceeded the carrying value for all but one of the Company’s reporting units. For the reporting unit where fair value would have fallen below carrying value, the maximum potential goodwill impairment charge resulting from a 100 basis point reduction in the revenue growth rate or a 100 basis point increase in the discount rate would have totaled approximately $150 million.

The Company also monitors and evaluates its market capitalization relative to book value. When the market capitalization of the Company falls below book value, management undertakes a process to evaluate whether a change in circumstances has occurred that would indicate it is more likely than not that the fair value of any of its reporting units has declined below carrying value. This evaluation process includes the use of third-party market-based valuations and internal discounted cash flow analysis. As part of the annual goodwill impairment tests, the Company also compares market capitalization with the estimated fair value of its reporting units to ensure that significant differences are understood. At September 30, 2009 and December 31, 2008, Dow’s market capitalization exceeded book value.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2009	2008
Claims unresolved at January 1	75,706	90,322
Claims filed	6,379	8,357
Claims settled, dismissed or otherwise resolved	(6,728)	(15,856)
Claims unresolved at September 30	75,357	82,823
Claimants with claims against both UCC and Amchem	24,328	26,184
Individual claimants at September 30	51,029	56,639

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

Based on Union Carbide’s review of 2009 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2009. Union Carbide’s asbestos-related liability for pending and future claims was $857 million at September 30, 2009. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs
In millions	Sept. 30, 2009	Sept. 30, 2008	to Date as of Sept. 30, 2009
Defense costs	$40	$37	$665
Resolution costs	$77	$90	$1,463

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated since the beginning of 2001. Union Carbide’s management expects such fluctuation to continue based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $20 million in the third quarter of 2009 ($14 million in the third quarter of 2008) and $40 million in the first nine months of 2009 ($30 million in the first nine months of 2008), and was reflected in “Cost of sales.”

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union
Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2009, Union Carbide had reached settlements with several of the carriers involved in this litigation.

Union Carbide’s receivable for insurance recoveries related to the asbestos liability was $403 million at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	Sept. 30, 2009	Dec. 31, 2008
Receivables for defense costs	$21	$28
Receivables for resolution costs	231	244
Total	$252	$272

After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, and after taking into account the solvency and historical payment experience of various insurance carriers, existing insurance settlements, and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Dow’s business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as hedges per the derivatives and hedging activities topic of the Financial Accounting Standards Board Accounting Standards Codification™(formerly Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”), where appropriate. A secondary objective is to add value by creating additional non-specific exposure within established limits and policies; derivatives used for this purpose are not designated as hedges. The potential impact of creating such additional exposures is not material to the Company’s results.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The September 30, 2009, 2008 year-end and 2008 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR		2008	2008
In millions	At Sept. 30, 2009	Year-end	Average
Foreign exchange	$4	$1	$3
Interest rate	$260	$161	$105
Equity exposures	$11	$24	$16
Commodities	-	$6	$13
Composite	$260	$158	$112

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $158 million at December 31, 2008 to a composite of $260 million at September 30, 2009. The increase related primarily to an increase in the interest rate VAR from $161 million to $260 million, principally due to new debt issuances in the second and third quarters of 2009.

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

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Dow Chemical Company and Subsidiaries
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the third quarter of 2009. For a summary of the history and current status of this matter, see Note K to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Rohm and Haas Colombia Ltda., a wholly owned subsidiary of the Company, received an Administrative Complaint dated March 26, 2009 from the Corporacion Autonoma Regional del Atlantico for an alleged violation relating to a release of water into a river near Rohm and Haas Columbia Ltda.’s Barranquilla, Columbia manufacturing facilities, seeking a civil penalty of $527,320. Although now reduced to $130,000, the Company is seeking to have this proposed civil penalty further reduced or eliminated; however, resolution of this Administrative Complaint may still result in a civil penalty in excess of $100,000.

Rohm and Haas Texas Incorporated (“ROHT”), a wholly owned subsidiary of the Company, received an Administrative Complaint (the “Complaint”) dated February 29, 2008 from the Texas Council of Environmental Quality (the “TCEQ”), seeking a civil penalty in an amount of less than $100,000 related to operations at its Deer Park, Texas manufacturing facility. Several similar matters were subsequently added to the Complaint (the “Supplemented Complaint”) by the TCEQ. On June 17, 2008, the Supplemented Complaint was tentatively settled with the TCEQ staff for $64,800, and the Supplemented Complaint was signed and mailed to the TCEQ, along with payment of $64,800. On September 21, 2009, TCEQ management disagreed with the manner in which the TCEQ staff calculated the civil penalty, and ROHT received an amended Supplemented Complaint from the TCEQ seeking an increase of the civil penalty to $178,100. The Company is seeking to have this proposed civil penalty reduced or eliminated; however, resolution of the amended Supplemented Complaint may result in a civil penalty in excess of $100,000.

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
Since 2005, purchased feedstock and energy costs have accounted for a substantial portion of the Company’s total production costs and operating expenses. The Company uses its feedstock flexibility and financial and physical hedging programs to lower overall feedstock costs. However, when these costs increase, the Company is not always able to immediately raise selling prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. Conversely, when these costs decline, selling prices decline as well. As a result, volatility in these costs could negatively impact the Company’s results of operations.

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

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At September 30, 2009, Union Carbide’s asbestos-related liability for pending and future claims was $857 million ($934 million at December 31, 2008) and its receivable for insurance recoveries related to the asbestos liability was $403 million (unchanged from December 31, 2008). At September 30, 2009, Union Carbide also had receivables of $252 million ($272 million at December 31, 2008) for insurance recoveries for defense and resolution costs. It is the opinion of the Company’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

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
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At September 30, 2009, the Company had accrued obligations of $598 million ($312 million at December 31, 2008) for environmental remediation and restoration costs, including $88 million ($22 million at December 31, 2008) for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

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
The Company’s credit rating is currently investment grade. The Company’s long-term credit ratings were downgraded by Fitch on March 13, 2009 from BBB+ to BBB with outlook negative. The Company’s long-term credit rating was downgraded by Standard & Poor’s on April 1, 2009 from BBB to BBB- with credit watch negative and by Moody’s on April 22, 2009 from Baa1 to Baa3 with outlook negative and Moody’s concluded its review of the Company’s credit risk. On May 6, 2009, Standard & Poor’s removed the credit watch negative, but maintained outlook negative. The Company’s short-term credit ratings were reduced to A-3/P-3/F3 negative/negative/negative by Standard & Poor’s/Moody’s/Fitch. If the Company’s credit ratings are further downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company’s ability to access credit markets.

Increased costs related to the financing of the Rohm and Haas acquisition could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs.
At September 30, 2009, the Company had outstanding borrowings of $1.0 billion pursuant to a Term Loan Agreement (fully repaid on October 1, 2009), additional debt securities of $8.75 billion and preferred equity securities in the amount of $4.0 billion largely to finance the April 1, 2009 acquisition of Rohm and Haas. This financing requires additional interest and dividend payments and thus may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs. This may also increase the Company’s vulnerability to adverse economic conditions.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2009:

Issuer Purchases of Equity Securities Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program
July 2009	2,407	$19.07	-	-
August 2009	500	$22.53	-	-
September 2009	473	$24.34	-	-
Third quarter 2009	3,380	$20.32	-	-
(1)	Represents shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 84 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

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

THE DOW CHEMICAL COMPANY
Registrant

Date: October 30, 2009

/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

2(d)(i)	A copy of Amendment No. 1, dated as of October 1, 2009, to the Stock Purchase Agreement, dated as of April 1, 2009, between Rohm and Haas Company and K+S Aktiengesellschaft.

12.1	Computation of Ratio of Earnings to Fixed charges.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Dow Chemical Company’s Quarterly Report on Form 10-Q for the interim period ended September 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to the Consolidated Financial Statements, tagged as block text.