Form 10-K
period 2009-12-31
DOW CHEMICAL CO /DE/
filed 2010-02-19
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of voting common stock held by non-affiliates as of June 30, 2009 (based upon the closing price of $16.14 per common share as quoted on the New York Stock Exchange), was approximately $18.4 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors, Officers and the Dow Employees’ Pension Plan Trust would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2009 was 1,140,566,930 shares.

Total common stock outstanding at January 31, 2010 was 1,150,293,750 shares.

DOCUMENTS INCORPORATED BY REFERENCE Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2010.

The Dow Chemical Company and Subsidiaries
PART I, Item 1. Business.

THE COMPANY

The Dow Chemical Company was incorporated in 1947 under Delaware law and is the successor to a Michigan corporation, of the same name, organized in 1897. Except as otherwise indicated by the context, the terms “Company” or “Dow” as used herein mean The Dow Chemical Company and its consolidated subsidiaries. On April 1, 2009, the merger of Rohm and Haas Company (“Rohm and Haas”) with a subsidiary of the Company was completed, and Rohm and Haas became a wholly owned subsidiary of Dow.

The Company is engaged in the manufacture and sale of chemicals, plastic materials, agricultural products and services, advanced materials and other specialized products and services.

The Company’s principal executive offices are located at 2030 Dow Center, Midland, Michigan 48674, telephone 989-636-1000. Its Internet website address is www.dow.com. All of the Company’s filings with the U.S. Securities and Exchange Commission are available free of charge through the Investor Relations page on this website, immediately upon filing.

BUSINESS AND PRODUCTS

Corporate Profile
Dow combines the power of science and technology with the “Human Element” to passionately innovate what is essential to human progress. The Company connects chemistry and innovation with the principles of sustainability to help address many of the world’s most challenging problems such as the need for clean water, renewable energy generation and conservation, and increasing agricultural productivity. Dow’s diversified industry-leading portfolio of specialty chemical, advanced materials, agrosciences and plastics businesses deliver a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2009, Dow had annual sales of $44.9 billion and employed approximately 52,000 people worldwide. The Company’s more than 5,000 products are manufactured at 214 sites in 37 countries across the globe. The following descriptions of the Company’s eight operating segments include a representative listing of products for each business.

ELECTRONIC AND SPECIALTY MATERIALS
Applications: chemical mechanical planarization (CMP) pads and slurries • chemical processing and intermediates • electronic displays • food and pharmaceutical processing and ingredients • printed circuit board materials • semiconductor packaging, connectors and industrial finishing • water purification

Electronic Materials is a leading global supplier of materials for chemical mechanical planarization; materials used in the production of electronic displays; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications.

•
Products: ACuPLANE™ CMP slurries; AR™ antireflective coatings; AUROLECTROLESS™ immersion gold process; COPPER GLEAM™ acid copper plating products; DURAPOSIT™ electroless nickel process; ENLIGHT™ products for photovoltaic manufacturers; EPIC™ immersion photoresists; INTERVIA™ photodielectrics for advanced packaging; LITHOJET™ digital imaging processes; OPTOGRADE™ metalorganic precursors; VISIONPAD™ CMP pads

Specialty Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals, food, home and personal care, water and energy production, and industrial specialty industries. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for sufficient and clean water, air and energy, material preservation and improved health care, disease prevention, nutrition and wellness. The businesses’ global footprint and geographic reach provide multiple opportunities for value growth. Specialty Materials consists of five global businesses: Dow Water and Process Solutions, Dow Home and Personal Care, Dow Microbial Control, Dow Wolff Cellulosics and Performance Materials.

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

•
Products: ADCOTE™ and AQUA-LAM™ laminating adhesives; MOR-FREE™ solventless adhesives; ROBOND™ acrylic adhesives; SERFENE™ barrier coatings; Solvent-based polyurethanes and polyesters; TYMOR™ tie resins

Dow Building and Construction is comprised of two global businesses – Dow Building Solutions and Dow Construction Chemicals – which offer extensive lines of industry-leading insulation, housewrap, sealant and adhesive products and systems, as well as construction chemical solutions. Through its strong sales support, customer service and technical expertise, Dow Building Solutions provides meaningful solutions for improving the energy efficiency in homes and buildings today, while also addressing the industry’s emerging needs and demands. Additionally, Dow Construction Chemicals provides solutions for increased durability, greater water resistance and lower systems costs. As a leader in insulation solutions, the businesses’ products help curb escalating utility bills, reduce a building’s carbon footprint and provide a more comfortable indoor environment.

•
Products: AQUASET™ acrylic thermosetting resins; CELLOSIZE™ hydroxyethyl cellulose; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; POWERHOUSE™ solar shingle; RHOPLEX™ aqueous acrylic polymer emulsions; STYROFOAM™ brand insulation products (including extruded polystyrene and polyisocyanurate rigid foam sheathing products); THERMAX™ insulation; TILE BOND™ roof tile adhesive; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Coating Materials is the largest coatings supplier in the world and a premier supplier of raw materials for architectural paints and industrial coatings. The business manufactures and delivers solutions that leverage high quality, technologically advanced product offerings for paint and coatings. The business also offers technologies used in industrial coatings, including packaging, pipelines, wood, automotive, marine, maintenance and protective industries. The business is also the leader in the conversion of solvent to water-based technologies, which enable customers to offer more environmentally friendly products, including low volatile organic compound (VOC) paints and other sustainable coatings.

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

•
Products: AERIFY™ diesel particulate filters; BETAFOAM™ NVH acoustical foams; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; DOW™ polyethylene resins; IMPAXX™ energy management foam; INSPIRE™ performance polymers; INTEGRAL™ adhesive films; ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; MAGNUM™ ABS resins; PELLETHANE™ thermoplastic polyurethane elastomers; Premium brake fluids and lubricants; PULSE™ engineering resins; SPECFLEX™ semi-flexible polyurethane foam systems

Dow Elastomers offers a unique set of elastomers, specialty films and plastic additive products for customers worldwide. The business is focused on delivering innovative solutions that allow for differentiated participation in multiple industries and applications. The business offers a broad range of performance elastomers and plastomers, specialty copolymers, synthetic rubber, specialty resins, and films and plastic additives. Key applications include adhesives, transportation, building and construction, packaging and consumer durables.

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

•
Products: D.E.H.™ epoxy curing agents or hardeners; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy intermediates (acetone, allyl chloride, epichlorohydrin and phenol); Epoxy resin waterborne emulsions and dispersions; FORTEGRA™ epoxy tougheners; Glycidyl methacrylate (GMA)

The Oxygenated Solvents business offers a full range of acetone derivatives, alcohols, esters, and ethylene- and propylene-based glycol ether products. The business is the industry leader in solvent products used in cleaning products, inks, electronics, mining, paints and coatings, personal care and other applications.

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

•
Products: ECHELON™ polyurethane prepolymer; ISONATE™ methylene diphenyl diisocyanate (MDI); MONOTHANE™ single component polyurethane elastomers; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; RENUVA™ Renewable Resource Technology; VORANATE™ isocyanate; VORANOL™ VORACTIV™ polyether and copolymer polyols

The Performance Products segment also includes the results of Dow Haltermann, a provider of world-class contract manufacturing services to companies in the fine and specialty chemicals and polymers industries, and SAFECHEM, a wholly owned subsidiary that manufactures closed-loop systems to manage the risks associated with chlorinated solvents. The segment also includes a portion of the results of the OPTIMAL Group of Companies (through September 30, 2009; see Note E to the Consolidated Financial Statements regarding the divestiture of this group of joint ventures) and the SCG-Dow Group, joint ventures of the Company.

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

•
Products: Licensing and supply of related catalysts, process control software and services for the Mass ABS process technology; STYRON A-TECH™ and C-TECH™ advanced technology polystyrene resins and a full line of STYRON™ general purpose polystyrene resins; STYRON™ high-impact polystyrene resins

The Basic Plastics segment also includes the results of the Basic Plastics Licensing and Catalyst business and the Polycarbonate and Compounds and Blends business. It also includes the results of Equipolymers, Americas Styrenics LLC and Univation Technologies (which licenses the UNIPOL™ polyethylene process and sells related catalysts, including metallocene catalysts), as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

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

The Basic Chemicals segment also includes the results of the Chlorinated Organics business. Also included in the Basic Chemicals segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the OPTIMAL Group of Companies (through September 30, 2009; see Note E to the Consolidated Financial Statements regarding the divestiture of this group of joint ventures), all joint ventures of the Company.

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

The Hydrocarbons and Energy segment also includes the results of Compañía Mega S.A. and a portion of the results of The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, joint ventures of the Company.

Corporate includes the results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; non-business aligned technology licensing and catalyst activities; the Company’s insurance operations and environmental operations; and certain corporate overhead costs and cost recovery variances not allocated to the operating segments. Corporate also includes the results of the Salt business, which the Company acquired with the April 1, 2009 acquisition of Rohm and Haas and sold to K+S Aktiengesellschaft on October 1, 2009.

Industry Segments and Geographic Area Results
See Note Y to the Consolidated Financial Statements for information by operating segment and geographic area.

Competition
Historically, the chemical industry has operated in a competitive environment, and that environment is expected to continue. The Company experiences substantial competition in each of its operating segments and in each of the geographic areas in which it operates. In addition to other chemical companies, the chemical divisions of major national and international oil companies, advanced material suppliers and producers of crop protection chemicals and agricultural biotechnology provide substantial competition in the United States and abroad. Dow competes worldwide on the basis of quality, technology, price and customer service, and for 2009, continued to be the largest U.S. producer of chemicals and plastics, in terms of sales.

Raw Materials
The Company operates in an integrated manufacturing environment. Basic raw materials are processed through many stages to produce a number of products that are sold as finished goods at various points in those processes.

The two major raw material streams that feed the integrated production of the Company’s finished goods are chlorine-based and hydrocarbon-based raw materials.

Salt, limestone and natural brine are the base raw materials used in the production of chlor-alkali products and derivatives. The Company owns salt deposits in Louisiana and Texas; Alberta, Canada; Brazil; and Germany. The Company also owns limestone deposits in Texas.

The Company purchases hydrocarbon raw materials including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, benzene, ethylene, propylene and styrene to supplement internal production. Expenditures for hydrocarbon feedstocks and energy accounted for 35 percent of the Company’s production costs and operating expenses for the year ended December 31, 2009. The Company purchases these raw materials on both short- and long-term contracts.

Other significant raw materials include acrylonitrile, flame retardants, aniline, bisphenol, methanol, rubber, carbon black, ammonia, formaldehyde, acetic acid and toluene diamine. The Company purchases these raw materials on both short- and long-term contracts.

The Company had adequate supplies of raw materials during 2009, and expects to continue to have adequate supplies of raw materials in 2010.

Method of Distribution
All products and services are marketed primarily through the Company’s sales force, although in some instances more emphasis is placed on sales through distributors.

Twenty-seven percent of the sales of the Basic Chemicals segment in 2009 were to one customer, with which the Company has an ongoing supply contract. Sales to MEGlobal, a 50:50 joint venture with Petrochemical Industries Company (K.S.C.) of Kuwait, represented approximately 11 percent of the sales in the Basic Chemicals segment. Excess ethylene glycol produced in Dow’s plants in the United States and Europe is sold to MEGlobal. Ten percent of the sales of the Hydrocarbons and Energy segment in 2009 were to another customer, with which the Company has an ongoing supply contract. Other than the sales to these customers, no significant portion of the business of any operating segment is dependent upon a single customer.

No single product accounted for more than 5 percent of the Company’s consolidated net sales in 2009.

Research and Development
The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. Research and development expenses were $1,492 million in 2009, $1,310 million in 2008 and $1,305 million in 2007. At December 31, 2009, the Company employed approximately 6,700 people in various research and development activities.

Patents, Licenses and Trademarks
The Company continually applies for and obtains U.S. and foreign patents. At December 31, 2009, the Company owned 3,661 active U.S. patents and 13,793 active foreign patents as follows:

Patents Owned at December 31, 2009
	U.S.	Foreign
Electronic and Specialty Materials	1,029	2,653
Coatings and Infrastructure	658	2,793
Health and Agricultural Sciences	512	1,810
Performance Systems	608	3,009
Performance Products	318	1,360
Basic Plastics	255	1,296
Basic Chemicals	21	93
Hydrocarbons and Energy	25	179
Corporate	235	600
Total	3,661	13,793

Dow’s primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $269 million in 2009, $307 million in 2008 and $247 million in 2007. The Company incurred royalties to others of $102 million in 2009, $60 million in 2008 and $57 million in 2007. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the “Dow in Diamond” trademark. Although the Company considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies
Dow’s principal nonconsolidated affiliates at December 31, 2009, including direct or indirect ownership interest for each, are listed below:

•	Americas Styrenics LLC – 50 percent – a U.S. limited liability company that manufactures polystyrene and styrene monomer.
•
Compañía Mega S.A. – 28 percent – an Argentine company that owns a natural gas separation and fractionation plant, which provides feedstocks to the Company’s petrochemical plant located in Bahia Blanca, Argentina.

•	Dow Corning Corporation – 50 percent – a U.S. company that manufactures silicone and silicone products. See Note N to the Consolidated Financial Statements.
•	EQUATE Petrochemical Company K.S.C. – 42.5 percent – a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.
•	Equipolymers – 50 percent – a company, headquartered in Horgen, Switzerland, that manufactures purified terephthalic acid, and manufactures and markets polyethylene terephthalate resins.
•	The Kuwait Olefins Company K.S.C. – 42.5 percent – a Kuwait-based company that manufactures ethylene and ethylene glycol.
•	MEGlobal – 50 percent – a company, headquartered in Dubai, United Arab Emirates, that manufactures and markets monoethylene glycol and diethylene glycol.
•
The SCG-Dow Group [consisting of Siam Polyethylene Company Limited – 49 percent; Siam Polystyrene Company Limited – 50 percent; Siam Styrene Monomer Co., Ltd. – 50 percent; Siam Synthetic Latex Company Limited – 50 percent] – Thailand-based companies that manufacture polyethylene, polystyrene, styrene and latex.

•	Univation Technologies, LLC – 50 percent – a U.S. limited liability company that develops, markets and licenses polyethylene process technology and related catalysts.

See Note H to the Consolidated Financial Statements for additional information.

Financial Information About Foreign and Domestic Operations and Export Sales
In 2009, the Company derived 68 percent of its sales and had 49 percent of its property investment outside the United States. While the Company’s international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note Y to the Consolidated Financial Statements, and discussions of the Company’s risk management program for foreign exchange and interest rate risk management appear in Part I, Item 1A. Risk Factors; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk; and Note J to the Consolidated Financial Statements.

Protection of the Environment
Matters pertaining to the environment are discussed in Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and N to the Consolidated Financial Statements.

Employees
Personnel count was 52,195 at December 31, 2009, 46,102 at December 31, 2008 and 45,856 at December 31, 2007. Headcount increased from 2008 due primarily to the acquisition of Rohm and Haas Company (“Rohm and Haas”) (an increase of approximately 15,400), offset by declines related to restructuring activities (approximately 5,600), business divestitures (approximately 3,700) and transfers to a joint venture (approximately 170). Headcount increased slightly in 2008 from year-end 2007 primarily due to acquisitions.

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
The Company sells its broad range of products and services in a competitive, global environment. Dow competes worldwide on the basis of quality, price, technology and customer service. Increased levels of competition could result in lower prices or lower sales volume, which would have a negative impact on the Company’s results of operations.

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
Purchased feedstock and energy costs account for a substantial portion of the Company’s total production costs and operating expenses. The Company uses its feedstock flexibility and financial and physical hedging programs to lower overall feedstock costs. However, when these costs increase, the Company is not always able to immediately raise selling prices and, ultimately, the ability to pass on underlying cost increases is greatly dependent on market conditions. Conversely, when these costs decline, selling prices decline as well. As a result, volatility in these costs could negatively impact the Company’s results of operations.

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

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2009, Union Carbide’s asbestos-related liability for pending and future claims was $839 million ($934 million at December 31, 2008) and its receivable for insurance recoveries related to the asbestos liability was $84 million ($403 million at December 31, 2008). At December 31, 2009, Union Carbide also had receivables of $448 million ($272 million at December 31, 2008) for insurance recoveries for defense and resolution costs. It is the opinion of the Company’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

If key suppliers are unable to provide the raw materials required for production, Dow may not be able to obtain the raw materials from other sources and on as favorable terms.
The Company purchases hydrocarbon raw materials, including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. The Company also purchases electric power, benzene, ethylene, propylene and styrene to supplement internal production, as well as other raw materials. If the Company’s key suppliers are unable to provide the raw materials required for production, it could have a negative impact on Dow’s results of operations. For example, in 2005 and 2008, the Company experienced temporary supply disruptions related to major hurricanes on the U.S. Gulf Coast. In addition, volatility and disruption of financial markets could limit suppliers’ ability to obtain adequate financing to maintain operations, which could have a negative impact on Dow’s results of operations.

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
In 2005 and 2008, major hurricanes caused significant disruption in Dow’s operations on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, which had an adverse impact on volume and cost for some of Dow’s products. If similar weather-related matters occur in the future, it could negatively affect Dow’s results of operations, due to the Company’s substantial presence on the U.S. Gulf Coast.

Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2009, the Company had accrued obligations of $619 million ($312 million at December 31, 2008) for environmental remediation and restoration costs, including $80 million ($22 million at December 31, 2008) for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

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
The economic environment impacts the fair value of pension and insurance assets, which could trigger increased future funding requirements of the pension trusts and could result in additional other-than-temporary impairment losses for certain insurance assets.

Volatility and disruption of financial markets could affect access to credit.
The economic environment can cause contraction in the availability of credit in the marketplace. This could reduce sources of liquidity for the Company.

A downgrade of the Company’s credit rating could have a negative impact on the Company’s ability to access credit markets.
The Company’s credit rating is currently investment grade. The Company’s long-term and short-term credit ratings were downgraded by Fitch, Standard & Poor’s and Moody’s in the first half of 2009. If the Company’s credit ratings are further downgraded, borrowing costs will increase on certain indebtedness, and it could have a negative impact on the Company’s ability to access credit markets.

Increased costs related to the financing of the Rohm and Haas acquisition could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs.
In 2009, the Company issued common equity securities, preferred equity securities and debt securities to partially finance the $15.7 billion acquisition of Rohm and Haas Company (“Rohm and Haas”) on April 1, 2009. This financing requires additional interest and dividend payments and thus may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs. This may also increase the Company’s vulnerability to adverse economic conditions.

Failure to effectively integrate Rohm and Haas could adversely impact the Company’s financial condition and results of operations.
The April 1, 2009 acquisition of Rohm and Haas was a significant acquisition and a significant step in the implementation of Dow’s strategy. While the Company has acquired businesses in the past, the magnitude of the integration of this acquisition could present significant challenges and costs, especially given the effects of the current global economic environment. If the integration of Rohm and Haas is not completed as planned, the Company may not realize the benefits, such as cost and growth synergies, anticipated from the acquisition and the costs of achieving those benefits may be higher than, and the timing different from, the Company’s current expectations. Realizing the benefits of the acquisition requires the successful integration of some or all of the sales and marketing, distribution, manufacturing, engineering, finance, information technology systems and administrative operations of Rohm and Haas with those of Dow. This will require substantial attention from the management of the combined company, which may decrease the time management devotes to normal and customary operations. In addition, the integration and implementation activities could result in higher expenses and/or the use of more cash or other financial resources than expected. If the integration of Rohm and Haas is not successfully executed, it could adversely affect the Company’s financial condition and results of operations.

An impairment of goodwill would negatively impact the Company’s financial results.
The April 1, 2009 acquisition of Rohm and Haas increased the Company’s goodwill by $9.6 billion. At least annually, the Company performs an impairment test for goodwill. When tested, if the carrying value of goodwill exceeds the estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value with a charge against earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the acquisition could negatively impact the Company’s results of operations.

Failure to execute certain asset divestitures could adversely affect Dow’s financial condition and results of operations.
The Company is focused on reducing its indebtedness and is pursuing a strategy of divesting certain assets to achieve that goal. If the Company is unable to successfully sell such assets, it could limit Dow’s ability to reduce indebtedness and could adversely affect the Company’s financial condition and results of operations.

The Dow Chemical Company and Subsidiaries
PART I, Item 1B. Unresolved Staff Comments.

UNRESOLVED STAFF COMMENTS

None.

The Dow Chemical Company and Subsidiaries
PART I, Item 2. Properties.

PROPERTIES

The Company operates 214 manufacturing sites in 37 countries. Properties of Dow include facilities which, in the opinion of management, are suitable and adequate for the manufacture and distribution of Dow’s products. During 2009, the Company’s chemicals and plastics production facilities and plants operated at approximately 74 percent of capacity. The Company’s major production sites are as follows:

United States:	Plaquemine and Hahnville, Louisiana; Midland, Michigan; Freeport, Seadrift, Texas City and Deer Park, Texas; Marlborough, Massachusetts.
Canada:	Fort Saskatchewan, Alberta.
Germany:	Boehlen; Leuna; Rheinmuenster; Schkopau; Stade.
France:	Drusenheim.
The Netherlands:	Terneuzen.
Spain:	Tarragona.
Argentina:	Bahia Blanca.
Brazil:	Aratu.

Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	62 manufacturing locations in 23 states.
Canada:	5 manufacturing locations in 3 provinces.
Europe:	64 manufacturing locations in 17 countries.
Latin America:	29 manufacturing locations in 5 countries.
Asia Pacific:	48 manufacturing locations in 9 countries.
India, Middle East and Africa:	6 manufacturing locations in 4 countries.

All of Dow’s plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value.

A summary of properties, classified by type, is provided in Note G to the Consolidated Financial Statements. Additional information regarding leased properties can be found in Note Q to the Consolidated Financial Statements.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2009	2008	2007
Claims unresolved at January 1	75,706	90,322	111,887
Claims filed	8,455	10,922	10,157
Claims settled, dismissed or otherwise resolved	(9,131)	(25,538)	(31,722)
Claims unresolved at December 31	75,030	75,706	90,322
Claimants with claims against both UCC and Amchem	24,146	24,213	28,937
Individual claimants at December 31	50,884	51,493	61,385

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

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

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

In November 2009, Union Carbide requested ARPC to review Union Carbide’s 2009 asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2009. In December 2009, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide’s own review of the asbestos claim and resolution activity and ARPC’s response, Union Carbide determined that no change to the accrual was required. At December 31, 2009, Union Carbide’s asbestos-related liability for pending and future claims was $839 million.

At December 31, 2009, approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims. At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2009	2008	2007	to Date as of Dec. 31, 2009
Defense costs	$62	$60	$84	$687
Resolution costs	$94	$116	$88	$1,480

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $58 million in 2009, $53 million in 2008 and $84 million in 2007, and was reflected in “Cost of sales” in the consolidated statements of income.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009, resulting in a shift between receivable balances further discussed below. The Insurance Litigation is ongoing.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $84 million at December 31, 2009 and $403 million at December 31, 2008. The decrease in the receivable was principally due to settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation. At December 31, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The balance of these receivables increased in 2009 principally as a result of settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation.

Receivables for Costs Submitted to Insurance Carriers With Settlement Agreements at December 31
In millions	2009	2008
Receivables for defense costs	$91	$28
Receivables for resolution costs	357	244
Total	$448	$272

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

Environmental Matters
Rohm and Haas Colombia Ltda. (“ROHC”), a wholly owned subsidiary of the Company, received an Administrative Complaint dated March 26, 2009 from the Corporacion Autonoma Regional del Atlantico for an alleged violation relating to a release of high manganese level water into a river adjoining ROHC’s Barranquilla, Colombia manufacturing facilities, seeking a civil penalty of $527,320. The fine was reduced to $130,000 and has been paid.

Rohm and Haas Texas Incorporated (“ROHT”), a wholly owned subsidiary of the Company, received an Administrative Complaint (the “Complaint”) dated February 29, 2008 from the Texas Council of Environmental Quality (the “TCEQ”) seeking a civil penalty in an amount of less than $100,000 related to operations at its Deer Park, Texas manufacturing facility. Several similar matters were subsequently added to the Complaint (the “Supplemented Complaint”) by the TCEQ. On June 17, 2008, the Supplemented Complaint was tentatively settled with the TCEQ staff for $64,800, and the Supplemented Complaint was signed and mailed to the TCEQ, along with payment of $64,800. On September 21, 2009, TCEQ management disagreed with the manner in which the TCEQ staff calculated the civil penalty, and ROHT received an amended Supplemented Complaint from the TCEQ seeking an increase of the civil penalty to $178,100. On January 13, 2010, the matter was settled by the TCEQ Commissioners at their public meeting for the $64,800 previously paid.

On October 19, 2009, the Company received an Administrative Complaint from the TCEQ related to two alleged air emission events and failure to monitor some equipment for fugitive air emissions at the Company’s Freeport, Texas site, seeking a civil penalty in the amount of $146,917. This matter has tentatively been settled with the TCEQ staff for the assessed amount, subject to approval by the TCEQ Commissioners.

On November 3, 2009, ROHT received an additional Administrative Complaint from the TCEQ seeking a civil penalty in the amount of $542,000 for 20 air emission events, all of which occurred before ROHT became a wholly owned subsidiary of Dow. This matter has tentatively been settled with the TCEQ staff for the assessed amount, subject to approval by the TCEQ Commissioners.

Dow Benelux B.V. (“Dow Benelux”), a wholly owned subsidiary of the Company, received an administrative order (the “Order”) dated December 1, 2009 from the Dutch Emission Authority seeking an administrative fine in an amount of 150,000 Euro. The Order pertains to Dow Benelux’s failure to timely obtain a carbon dioxide emission permit related to operations at its Terneuzen, The Netherlands facility. Although the Company is seeking to have the Order reversed, resolution of the Order may result in a fine in excess of $100,000.

Derivative Litigation
On February 9, 2009, Michael D. Blum, in the name of and on behalf of the Company, commenced an action in the Court of Chancery of the State of Delaware against certain officers and directors of the Company (the “Defendants”) alleging, among other things, that the Defendants breached their fiduciary duty by causing the Company to enter into an Agreement and Plan of Merger for the acquisition of Rohm and Haas Company without any contingencies for failure of financing or to receive the proceeds of the formation of a 50:50 global petrochemicals joint venture with Petrochemical Industries Company (K.S.C.).

On February 12, 2009, Norman R. Meier, also in the name of and on behalf of the Company, filed a nearly identical action in the same court. Since that time, the court has consolidated the two actions and determined that the complaint filed by Norman Meier shall be the operative complaint. The relief sought in this litigation includes the implementation of certain corporate governance reforms by the Company as well as monetary damages and attorneys’ fees. On April 15, 2009, the Defendants filed a motion to dismiss the litigation. On January 11, 2010, the court granted Defendants’ motion and dismissed all claims. It is uncertain whether the plaintiffs will continue to pursue this litigation. The Company continues to believe that these lawsuits are entirely without merit and will continue to oppose them vigorously if necessary.

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas Company (“Rohm and Haas”), now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement which was preliminarily approved by the District Court on November 24, 2009. In addition to settling the litigation with respect to the Rohm and Haas retirees, the settlement agreement provides for the amendment of the complaint and amendment to the Rohm and Haas Plan to include active employees. Notices of the proposed settlement have been provided to class members, and a hearing has been set for March 12, 2010, to determine whether the settlement will be finally approved.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. At December 31, 2009, the Company had a liability of $183 million associated with this matter.

The Dow Chemical Company and Subsidiaries
PART I, Item 4. Submission of Matters to a Vote of Security Holders.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company’s executive officers as of February 10, 2010.

WILLIAM F. BANHOLZER, 53.  DOW EXECUTIVE VICE PRESIDENT, VENTURES, NEW BUSINESS DEVELOPMENT & LICENSING AND CHIEF TECHNOLOGY OFFICER. Employee of Dow since 2005. General Electric Company, Chemical Engineer 1983-1989. Laboratory Manager and Leader R&D Center 1989-1992. Engineering Manager of Superabrasives Business 1992-1997. Vice President of Global Engineering, GE Lighting 1997-1999. Vice President of Global Technology, GE Advanced Materials 1999-2005. Dow Corporate Vice President and Chief Technology Officer 2005 to February 2009. Executive Vice President and Chief Technology Officer February 2009 to date. Ventures, New Business Development & Licensing May 2009 to date. Director of Dow Corning Corporation,* Dow Kokam LLC* and Mycogen Corporation,* Member of Dow Corning Corporation Corporate Responsibility Committee. Elected to the U.S. National Academy of Engineering (“NAE”) in 2002. Elected NAE Councilor 2005. Member of American Chemical Society and American Institute of Chemical Engineers. Advisory Board member for chemistry and chemical engineering at Massachusetts Institute of Technology and University of California, Berkeley.

CAROL A. DUDLEY-WILLIAMS, 51.  DOW SENIOR VICE PRESIDENT, BASIC CHEMICALS DIVISION. Employee of Dow since 1980. Director of Analytical Science Lab 1993-1995. Global R&D Director Epoxy Products and Intermediates Business 1995-1999. North America Chlor-Alkali Assets Business Operations Leader, Site Leader 1999-2000. Business Vice President Chlor-Alkali Assets 2000-2003. Vice President Global Purchasing 2003-2004. R&D Vice President Hydrocarbons & Energy, Chemicals & Intermediates and Corporate R&D 2004-2005. Vice President Business Development Market Facing Businesses 2005-2006. Vice President R&D, Performance Plastics & Chemicals Portfolio 2006-2007. Corporate Vice President Market Facing, Business Development and Licensing 2007-2008. Senior Vice President Basic Chemicals Division December 2008 to date. Advisory Board member Engineering Department at Carnegie Mellon University. Member of Society of Women Engineers. Member of American Institute of Chemical Engineers.

RONALD C. EDMONDS, 52.  DOW VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1992. Arthur Anderson & Co. 1979-1982. The Upjohn Company 1982-1991. Chiquita Brands International 1991-1992. Dow Latin America Audit Manager 1992-1994. Latin America Payables Controller 1994-1997. Global Payables Controller 1997-1998. Global Procurement Service Center Leader 1998-2001. Global Accounting Director 2001-2007. Business Finance Vice President for Performance Plastics and Chemicals and Market Facing Businesses 2007 to June 2009. Vice President and Assistant Controller July 2009 to November 2009. Vice President and Controller November 2009 to date. Director of Dorinco Reinsurance Company,* DSL Holdings Inc.* and Liana Limited.* Member of the American Institute of Certified Public Accountants, Michigan Association of Certified Public Accountants, and Financial Executives International.

GREGORY M. FREIWALD, 56.  DOW EXECUTIVE VICE PRESIDENT, HUMAN RESOURCES AND CORPORATE AFFAIRS. Employee of Dow since 1979. Human Resources Manager, Chemical & Performance Business-U.S. Region 1992-1993. Human Resources Director for Executive, Finance, Law and Corporate 1993-1994. Latin America Human Resources and Quality Performance Director 1994-1996. Latin America Human Resources Leader and PBBPolisur S.A.* Human Resources Integration Leader 1996-1997. Global Human Resources, Resources Center Director 1997-2001. Senior Human Resources Director for Global Human Resources, Resource Center and Human Resources Director for Geographic Council 2001-2004. Human Resources Vice President, Operations 2004-2005. Human Resources Vice President 2005-2006. Vice President, Corporate Affairs and Executive Compensation 2006-2007. Senior Vice President, Human Resources and Corporate Affairs 2008 to February 2009. Executive Vice President, Human Resources and Corporate Affairs February 2009 to date.

MICHAEL R. GAMBRELL, 56.  DOW EXECUTIVE VICE PRESIDENT, MANUFACTURING AND ENGINEERING OPERATIONS. Employee of Dow since 1976. Business Director for the North America Chlor-Alkali Assets Business 1989-1992. General Manager for the Plastic Lined Pipe Business 1992-1994. Vice President of Operations for Latin America 1994-1996. Corporate Director, Technology Centers and Global Process Engineering 1996-1998. Global Business Director, Chlor-Alkali Assets Business 1998-2000. Business Vice President, EDC/VCM & ECU Management 2000-2003. Business Vice President, Chlor-Vinyl Business 2003. Senior Vice President, Chemicals and Intermediates 2003-2005. Executive Vice President, Basic Plastics and Chemicals Portfolio 2005-2007. Executive Vice President, Basic Plastics and Chemicals, and Manufacturing and Engineering 2007 to February 2009. Executive Vice President, Manufacturing and Engineering Operations February 2009 to date. Ex-officio member of the Dow Board of Director’s Environment, Health and Safety Committee. Board member of Oman Petrochemical Industries Company LLC.* Director of TRW Automotive Holdings Corporation. Director of the National Association of Manufacturers. Member of U.S.-India Business Council. Recipient of the President’s Distinguished Career Award from Rose-Hulman Institute of Technology 1996.

HEINZ HALLER, 54.  DOW EXECUTIVE VICE PRESIDENT, MARKETING AND SALES, PERFORMANCE SYSTEMS AND EXECUTIVE OVERSIGHT, ASIA PACIFIC. Employee of Dow 1980-1994 and since 2006. Sales representative 1980-1983. Marketing manager, Chlorinated Solvents 1984-1985. Frankfurt Sales office manager and Regional manager, Emulsion Polymers and Specialty Chemicals 1986-1989. Dow business operations manager, Emulsion Polymers, New Ventures and Plastic Lined Pipe 1989-1992. Global business director, Emulsion Polymers 1993-1994. Managing Director in Horgen, Plüss-Staufer AG 1994-1999. Chief Executive Officer, Red Bull Sauber AG and Sauber Petronas Engineering AG 2000-2002. Managing Director, Allianz Capital Partners GmbH 2002-2006. Dow Corporate Vice President, Strategic Development and New Ventures 2006-2007. Executive Vice President, Performance Plastics and Chemicals 2007 to February 2009. Executive Vice President, Health, Agriculture and Infrastructure Group February 2009 to May 2009. Executive Vice President, Performance Systems May 2009 to date. Director of Mycogen Corporation,* Dow Kokam LLC* and Dow Corning Corporation.* Member of the Dow AgroSciences LLC* Members Committee. Director of the Michigan Molecular Institute.

CHARLES J. KALIL, 58.  DOW EXECUTIVE VICE PRESIDENT, LAW AND GOVERNMENT AFFAIRS, GENERAL COUNSEL AND CORPORATE SECRETARY. Employee of Dow since 1980. U.S. Department of Justice – Assistant U.S. Attorney, Eastern District of Michigan 1977-1980. General Counsel of Petrokemya (a former 50:50 joint venture of the Company) 1982-1983. Regional Counsel to Middle East/Africa 1983-1986. Senior Environmental Attorney 1986-1987. Litigation Staff Counsel and Group Leader 1987-1990. Senior Financial Law Counsel, Mergers and Acquisitions 1990-1992. General Counsel and Area Director of Government and Public Affairs for Dow Latin America 1992-1997. Special Counsel and Manager of INSITE™ legal issues 1997-2000. Assistant General Counsel for Corporate and Financial Law 2000-2003. Associate General Counsel for Corporate Legal Affairs 2003-2004. Dow Corporate Vice President and General Counsel 2004-2007. Senior Vice President and General Counsel 2007-2008. Executive Vice President and General Counsel March 2008 to date. Corporate Secretary 2005 to date. Board member of Dow Corning Corporation,* Dorinco Reinsurance Company,* Liana Limited* and Oman Petrochemical Industries Company LLC.* Member of the Conference Board’s Council of Chief Legal Officers. Member of the American Bar Association, District of Columbia Bar and the State Bar of Michigan.

DAVID E. KEPLER, 57. DOW EXECUTIVE VICE PRESIDENT, BUSINESS SERVICES, CHIEF SUSTAINABILITY OFFICER AND CHIEF INFORMATION OFFICER. Employee of Dow since 1975. Computer Services Manager of Dow U.S.A. Eastern Division 1984-1988. Commercial Director of Dow Canada Performance Products 1989-1991. Director of Pacific Area Information Systems 1991-1993. Manager of Information Technology for Chemicals and Plastics 1993-1994. Director of Global Information Systems Services 1994-1995. Director of Global Information Application 1995-1998. Vice President 1998-2000. Chief Information Officer 1998 to date. Corporate Vice President with responsibility for eBusiness 2000 to date. Responsibility for Advanced Electronic Materials 2002-2003. Responsibility for Shared Services – Customer Service, Information Systems, Purchasing, Six Sigma, Supply Chain, and Work Process Improvement 2004 to date. Senior Vice President with responsibility for EH&S 2006-2008. Responsibility as Chief Sustainability Officer 2007 to date. Executive Vice President March 2008 to date. Director of Dorinco Reinsurance Company* and Liana Limited.* Director of Teradata Corporation. Chairman of the MidMichigan Innovation Center Board of Directors. Member of U.S. Chamber of Commerce Board of Directors and Vice Chairman of the Great Lakes Region. Member of the American Chemical Society, the American Institute of Chemical Engineers, and the University of California Board of Trustees.

ANDREW N. LIVERIS, 55. DOW PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN. DIRECTOR SINCE 2004. Employee of Dow since 1976. General manager of Dow’s Thailand operations 1989-1992. Group business director for Emulsion Polymers and New Ventures 1992-1993. General manager of Dow’s start-up businesses in Environmental Services 1993-1994. Vice President of Dow’s start-up businesses in Environmental Services 1994-1995. President of Dow Chemical Pacific Limited* 1995-1998. Vice President of Specialty Chemicals 1998-2000. Business Group President for Performance Chemicals 2000-2003. President and Chief Operating Officer 2003-2004. President and Chief Executive Officer 2004 to date and Chairman 2006 to date. Director of Citigroup, Inc. Chairman of the U.S.-China Business Council; Vice Chairman of the U.S. Business Council; Past Chairman of the American Chemistry Council and the International Council of Chemical Associations. Member of the United States Climate Action Partnership, the American Australian Association, the Business Roundtable, the Detroit Economic Club, the National Petroleum Council and the Société de Chimie Industrielle. Member of the Board of Trustees of Tufts University.

JUAN R. LUCIANO, 48.  DOW SENIOR VICE PRESIDENT, HYDROCARBONS AND ENERGY, BASIC PLASTICS, AND JOINT VENTURES, AND EXECUTIVE OVERSIGHT, LATIN AMERICA. Employee of Dow since 1985. Sales & Marketing Manager Specialty Chemicals 1994-1996. Senior Marketing Manager for the Americas, Polyglycols within Specialty Chemicals Portfolio 1996-1999. Business Director Chelants, Specialty Chemicals 1999-2000. Global Business Director LDPE/PRIMACOR™/SARAN™/Slurry PE 2000-2001. Global Business Director Polypropylene 2001-2004. Business Vice President Engineering Polymers 2004-2006. Global Business Vice President Olefins and Aromatics 2006-2007. Business Group President Hydrocarbons and Energy 2007-2008. Senior Vice President Hydrocarbons and Energy, Basic Plastics, and Joint Ventures 2008 to date. Members Committee of Dow Hydrocarbons and Resources LLC.*

JAMES D. MCILVENNY, 51.  DOW SENIOR VICE PRESIDENT, PERFORMANCE PRODUCTS. Employee of Dow since 1982. Business Manager Separation Systems 1989-1994. Director of Marketing, Sales and Service Liquid Separations 1994-1995. Global Business Director Liquid Separations 1995-1998. President and Chief Executive Officer FilmTec Corporation* 1995-1998. President and Chief Executive Officer Hampshire Chemical Corp.* 1998-2001. Business Vice President Specialty Polymers 2001-2004. President Greater China 2004-2006. President Dow Asia Pacific and Greater China 2006-2008. Senior Vice President Performance Products September 2009 to date.

GEOFFERY E. MERSZEI, 58.  DOW EXECUTIVE VICE PRESIDENT, PRESIDENT OF DOW EUROPE, MIDDLE EAST AND AFRICA; AND CHAIRMAN OF DOW EUROPE. Employee of Dow 1977-2001 and since 2005. Dow Middle East/Africa Credit Manager 1977-1980. Dow Asia Pacific Credit Manager 1980-1982. Dow Asia Pacific Finance and Credit Manager 1982-1983. Dow Germany and Eastern Europe Treasurer 1983-1986. Dow Foreign Exchange Manager 1986-1988. Director of Finance for Dow Asia Pacific 1988-1991. Director of Finance/Treasurer for Dow Europe 1991-1996. Dow Vice President and Treasurer 1996-2001. Alcan, Inc., Executive Vice President and Chief Financial Officer 2001-2005. Dow Executive Vice President and Chief Financial Officer 2005 to November 2009. Board member of The Dow Chemical Company 2005 to November 2009. President of Dow Europe, Middle East and Africa, and Chairman of Dow Europe November 2009 to date. Board member of Dow Corning Corporation.* Chairman of Dow International Holdings, S.A.* Board member of Chemical Financial Corporation. Trustee and Executive Committee Member of the United States Council for International Business.

FERNANDO RUIZ, 54.  DOW CORPORATE VICE PRESIDENT AND TREASURER. Employee of Dow since 1980. Treasurer, Ecuador Region 1982-1984. Treasurer, Mexico Region 1984-1988. Financial Operations Manager, Corporate Treasury 1988-1991. Assistant Treasurer, USA Area 1991-1992. Senior Finance Manager, Corporate Treasury 1992-1996. Assistant Treasurer 1996-2001. Corporate Director of Insurance and Risk Management 2001. Corporate Vice President and Treasurer 2001 to date. President and Chief Executive Officer, Liana Limited* and Dorinco Reinsurance Company* 2001 to date. President of Dow Credit Corporation* 2001 to date. Director of Dow Financial Services Inc.* Member of Financial Executives International and Michigan State University (Eli Broad College of Business) Advisory Board. Member of DeVry, Inc. Board of Directors.

WILLIAM H. WEIDEMAN, 55.  DOW VICE PRESIDENT AND INTERIM CHIEF FINANCIAL OFFICER. Employee of Dow since 1976. Controller of Texas Operations 1994-1996. Global Business Controller for Specialty Chemicals 1996-1998. Global Finance Director for Specialty Chemicals 1998-2000. Global Finance Director for Performance Chemicals 2000-2004. Finance Vice President, Chemicals and Intermediates and Dow Ventures 2004-2006. Group Finance Vice President for Basic Chemicals and Plastics Portfolio 2006. Vice President and Controller 2006 to November 2009. Vice President and Interim Chief Financial Officer November 2009 to date. Director of Diamond Capital Management Inc.,* Dorinco Reinsurance Company* and Liana Limited.* Director of the Dow Chemical Employees’ Credit Union and Family and Children’s Services of Midland. Board and finance committee member of Mid Michigan Medical Center. Member of Financial Executives International Committee on Corporate Reporting, Member of Central Michigan University Accounting Advisory Committee and Central Michigan University Development Board.

* A number of Company entities are referenced in the biographies and are defined as follows.  Some of these entities have had various names over the years.  The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of February 10, 2010.  Dow Kokam LLC – ultimately 45 percent owned by Dow.  Dow Corning Corporation and Oman Petrochemical Industries Company LLC – companies ultimately 50 percent owned by Dow.  Diamond Capital Management Inc.; Dorinco Reinsurance Company; Dow AgroSciences LLC; Dow Chemical Pacific Limited; Dow Credit Corporation; Dow Financial Services Inc.; Dow Hydrocarbons and Resources LLC; Dow International Holdings, S.A.; DSL Holdings Inc.; FilmTec Corporation; Hampshire Chemical Corp.; Liana Limited; Mycogen Corporation and PBBPolisur S.A. – all ultimately wholly owned subsidiaries of Dow.  Ownership by Dow described above may be either direct or indirect.

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

At December 31, 2009, there were 89,946 registered common stockholders. The Company estimates that there were an additional 563,000 stockholders whose shares were held in nominee names at December 31, 2009. At January 31, 2010, there were 89,529 registered common stockholders.

On December 10, 2009, the Board of Directors declared a quarterly dividend of $0.15 per share, payable January 29, 2010, to stockholders of record on December 31, 2009. On February 10, 2010, the Board of Directors declared a quarterly dividend of $0.15 per share, payable April 30, 2010, to stockholders of record on March 31, 2010. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products, the ongoing global recession and pending business issues. The Company declared dividends of $0.60 per share in 2009, $1.68 per share in 2008 and $1.635 per share in 2007.

See Part III, Item 11. Executive Compensation for information relating to the Company’s equity compensation plans.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended December 31, 2009:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program
October 2009	2,442	$25.05	-	-
November 2009	2,187	$24.28	-	-
December 2009	-	-	-	-
Fourth quarter 2009	4,629	$24.69	-	-
(1)
Represents shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock. For information regarding the Company’s stock option plans, see Note S to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data.
In millions, except as noted (Unaudited)	2009	2008	2007	2006	2005
Summary of Operations (1)
Net sales (2)	$44,875	$57,361	$53,375	$49,009	$46,186
Cost of sales (2)	39,148	51,913	46,302	41,448	38,194
Research and development expenses	1,492	1,310	1,305	1,164	1,073
Selling, general and administrative expenses	2,487	1,966	1,861	1,660	1,542
Amortization of intangibles	399	92	72	50	55
Special charges: restructuring, merger-related, asbestos-related, IPR&D, impariment losses	869	1,117	635	414	114
Equity in earnings of nonconsolidated affiliates	630	787	1,122	959	964
Sundry income - net	891	89	324	137	755
Interest expense - net	1,532	562	454	431	564
Income (Loss) from continuing operations before income taxes	469	1,277	4,192	4,938	6,363
Provision (Credit) for income taxes	(97)	651	1,230	1,142	1,769
Net income (loss) from continuing operations	566	626	2,962	3,796	4,594
Income from discontinued operations, net of income taxes	110	28	23	21	23
Net income attributable to noncontrolling interests	28	75	98	93	82
Preferred stock dividends	312	-	-	-	-
Income (Loss) before cumulative effect of changes in accounting principles	336	579	2,887	3,724	4,535
Cumulative effect of changes in accounting principles	-	-	-	-	(20)
Net income (loss) available for The Dow Chemical Company common stockholders	$336	$579	$2,887	$3,724	$4,515
Per share of common stock (in dollars): (3)
Net income (loss) from continuing operations per common share - basic	0.22	0.59	3.00	3.85	4.66
Discontinued operations per common share - basic	0.10	0.03	0.03	0.02	0.03
Earnings (Loss) per common share - basic	0.32	0.62	3.03	3.87	4.69
Net income (loss) from continuing operations per common share - diluted	0.22	0.59	2.97	3.80	4.60
Discontinued operations per common share - diluted	0.10	0.03	0.02	0.02	0.02
Earnings (Loss) per common share - diluted	0.32	0.62	2.99	3.82	4.62
Cash dividends declared per share of common stock	0.60	1.68	1.635	1.50	1.34
Cash dividends paid per share of common stock	0.87	1.68	1.59	1.46	1.34
Book value per share of common stock	18.42	14.62	20.62	17.81	15.84
Weighted-average common shares outstanding - basic (3)	1,043.2	930.4	953.1	962.3	963.2
Weighted-average common shares outstanding - diluted (3)	1,053.9	939.0	965.6	974.4	976.8
Convertible preferred shares outstanding (thousands)	4,000	-	-	-	-
Year-end Financial Position
Total assets	$65,937	$45,474	$48,801	$45,581	$45,934
Working capital	6,454	2,952	6,209	6,608	6,741
Property - gross	53,567	48,391	47,708	44,381	41,934
Property - net	18,141	14,294	14,388	13,722	13,537
Long-term debt and redeemable preferred stock	19,152	8,042	7,581	8,036	9,186
Total debt	22,373	11,856	9,715	9,546	10,706
The Dow Chemical Company's stockholders' equity	20,555	13,511	19,389	17,065	15,324
Financial Ratios
Research and development expenses as percent of net sales (2)	3.3%	2.3%	2.4%	2.4%	2.3%
Income (Loss) from continuing operations before income taxes
as percent of net sales (2)	1.0%	2.2%	7.9%	10.1%	13.8%
Return on stockholders' equity (4)	2.0%	4.3%	14.9%	21.8%	29.5%
Debt as a percent of total capitalization	51.4%	45.7%	31.8%	34.1%	39.1%
General
Capital expenditures	$1,410	$2,276	$2,075	$1,775	$1,597
Depreciation	2,291	2,016	1,959	1,904	1,904
Salaries and wages paid	5,152	4,681	4,404	3,935	4,309
Cost of employee benefits	1,389	981	1,130	1,125	988
Number of employees at year-end (thousands)	52.2	46.1	45.9	42.6	42.4
Number of Dow stockholders of record at year-end (thousands) (5)	89.9	94.6	98.7	103.1	105.6
(1)	Adjusted to report sale of the Calcium Chloride business in 2009 as discontinued operations.	(4)	Included Temporary Equity in 1999.
(2)	Adjusted for reclassification of freight on sales in 2000 and of insurance operations in 2002.	(5)	Stockholders of record as reported by the transfer agent. The Company
(3)	Adjusted for 3-for-1 stock split in 2000.		estimates that there were an additional 563,000 stockholders whose shares
			were held in nominee names at December 31, 2009.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data.
In millions, except as noted (Unaudited)	2004	2003	2002	2001	2000	1999
Summary of Operations (1)
Net sales (2)	$40,063	$32,536	$27,545	$27,988	$29,727	$26,065
Cost of sales (2)	34,175	28,110	23,737	23,838	24,256	20,377
Research and development expenses	1,022	981	1,066	1,072	1,119	1,075
Selling, general and administrative expenses	1,434	1,390	1,595	1,762	1,822	1,773
Amortization of intangibles	81	63	65	178	139	160
Special charges: restructuring, merger-related, asbestos-related, IPR&D, impariment losses	543	-	1,108	1,556	6	100
Equity in earnings of nonconsolidated affiliates	923	322	40	29	354	95
Sundry income - net	699	146	54	394	352	329
Interest expense - net	661	736	708	648	519	432
Income (Loss) from continuing operations before income taxes	3,769	1,724	(640)	(643)	2,572	2,572
Provision (Credit) for income taxes	867	(92)	(287)	(239)	834	867
Net income (loss) from continuing operations	2,902	1,816	(353)	(404)	1,738	1,705
Income from discontinued operations, net of income taxes	17	17	11	19	9	11
Net income attributable to noncontrolling interests	122	94	63	32	72	74
Preferred stock dividends	-	-	-	-	-	5
Income (Loss) before cumulative effect of changes in accounting principles	2,797	1,739	(405)	(417)	1,675	1,637
Cumulative effect of changes in accounting principles	-	(9)	67	32	-	(20)
Net income (loss) available for The Dow Chemical Company common stockholders	$2,797	$1,730	$(338)	$(385)	$1,675	$1,617
Per share of common stock (in dollars): (3)
Net income (loss) from continuing operations per common share - basic	2.96	1.86	(0.38)	(0.45)	1.87	1.84
Discontinued operations per common share - basic	0.02	0.02	0.01	0.02	0.01	0.01
Earnings (Loss) per common share - basic	2.98	1.88	(0.37)	(0.43)	1.88	1.85
Net income (loss) from continuing operations per common share - diluted	2.91	1.85	(0.38)	(0.45)	1.84	1.80
Discontinued operations per common share - diluted	0.02	0.02	0.01	0.02	0.01	0.02
Earnings (Loss) per common share - diluted	2.93	1.87	(0.37)	(0.43)	1.85	1.82
Cash dividends declared per share of common stock	1.34	1.34	1.34	1.295	1.16	1.16
Cash dividends paid per share of common stock	1.34	1.34	1.34	1.25	1.16	1.16
Book value per share of common stock	12.88	9.89	8.36	11.04	13.22	12.40
Weighted-average common shares outstanding - basic (3)	940.1	918.8	910.5	901.8	893.2	874.9
Weighted-average common shares outstanding - diluted (3)	953.8	926.1	910.5	901.8	904.5	893.5
Convertible preferred shares outstanding (thousands)	-	-	-	-	-	1.3
Year-end Financial Position
Total assets	$45,885	$41,891	$39,562	$35,515	$35,991	$33,456
Working capital	5,384	3,578	2,519	2,183	1,150	2,848
Property - gross	41,898	40,812	37,934	35,890	34,852	33,333
Property - net	13,828	14,217	13,797	13,579	13,711	13,011
Long-term debt and redeemable preferred stock	11,629	11,763	11,659	9,266	6,613	6,941
Total debt	12,594	13,109	13,036	10,883	9,450	8,708
The Dow Chemical Company's stockholders' equity	12,270	9,175	7,626	9,993	11,840	10,940
Financial Ratios
Research and development expenses as percent of net sales (2)	2.6%	3.0%	3.9%	3.8%	3.8%	4.1%
Income (Loss) from continuing operations before income taxes
as percent of net sales (2)	9.4%	5.3%	(2.3)%	(2.3)%	8.7%	9.9%
Return on stockholders' equity (4)	22.8%	18.9%	(4.4)%	(3.9)%	14.1%	14.7%
Debt as a percent of total capitalization	47.9%	55.4%	59.2%	48.9%	42.5%	42.2%
General
Capital expenditures	$1,333	$1,100	$1,623	$1,587	$1,808	$2,176
Depreciation	1,904	1,753	1,680	1,595	1,554	1,516
Salaries and wages paid	3,993	3,608	3,202	3,215	3,395	3,536
Cost of employee benefits	885	783	611	540	486	653
Number of employees at year-end (thousands)	43.2	46.4	50.0	52.7	53.3	51.0
Number of Dow stockholders of record at year-end (thousands) (5)	108.3	113.1	122.5	125.1	87.9	87.7
(1)	Adjusted to report sale of the Calcium Chloride business in 2009 as discontinued operations.	(4)	Included Temporary Equity in 1999.
(2)	Adjusted for reclassification of freight on sales in 2000 and of insurance operations in 2002.	(5)	Stockholders of record as reported by the transfer agent. The Company
(3)	Adjusted for 3-for-1 stock split in 2000.		estimates that there were an additional 563,000 stockholders whose shares
			were held in nominee names at December 31, 2009.

The Dow Chemical Company and Subsidiaries
PART II, Item 7.  Management’s Discussion and Analysis of Financial
Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page
2009 Overview	31
Acquisition of Rohm and Haas Company	33
Results of Operations	33
Segment Results	40
Electronic and Specialty Materials	41
Coatings and Infrastructure	42
Health and Agricultural Sciences	43
Performance Systems	44
Performance Products	46
Basic Plastics	49
Basic Chemicals	51
Hydrocarbons and Energy	52
Sales Price and Volume Charts	55
Liquidity and Capital Resources	56
Cash Flow	56
Working Capital	57
Debt	57
Capital Expenditures	60
Contractual Obligations	61
Off-Balance Sheet Arrangements	61
Fair Value Measurements	62
Dividends	62
Outlook for 2010	63
Critical Accounting Policies	64
Environmental Matters	69
Asbestos-Related Matters of Union Carbide Corporation	73
Matters Involving the Formation of K-Dow Petrochemicals	76

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

ABOUT DOW
Dow combines the power of science and technology with the “Human Element” to passionately innovate what is essential to human progress. The Company connects chemistry and innovation with the principles of sustainability to help address many of the world’s most challenging problems such as the need for clean water, renewable energy generation and conservation, and increasing agricultural productivity. Dow’s diversified industry-leading portfolio of specialty chemical, advanced materials, agrosciences and plastics businesses deliver a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2009, Dow had annual sales of $44.9 billion. The Company conducts its worldwide operations through global businesses, which are reported in eight operating segments: Electronic and Specialty Materials, Coatings and Infrastructure, Health and Agricultural Sciences, Performance Systems, Performance Products, Basic Plastics, Basic Chemicals, and Hydrocarbons and Energy.

In 2009, the Company sold its products and its services to customers in approximately 160 countries throughout the world. Thirty-five percent of the Company’s sales were to customers in North America; 34 percent were in Europe; while the remaining 31 percent were to customers in Asia Pacific, Latin America, and India, Middle East and Africa (“IMEA”). The Company employs approximately 52,000 people and has a broad, global reach with 214 manufacturing sites in 37 countries.

2009 OVERVIEW
Dow and the chemical industry as a whole faced significant economic challenges across much of the world in 2009. While early signs of recovery began to emerge in the latter half of the year, high unemployment in developed regions, lingering effects of the global financial crisis, and cautious business and consumer spending all contributed to challenging economic conditions throughout the year. Despite these challenging business conditions, Dow remained focused on its strategy to transform into an earnings growth company, most notably completing the acquisition of Rohm and Haas Company (“Rohm and Haas”) on April 1, 2009, combining the two organizations’ best-in-class technologies, broad geographic reach and strong market channels.

Dow’s reported sales declined 22 percent from 2008 to $44.9 billion, as difficult economic conditions persisted for much of the year. Sales were down 30 percent on a pro forma(1) basis, driven by declines of 17 percent in price and 13 percent in volume. While feedstock and energy costs remained volatile in 2009, they were markedly lower than the previous year as a result of weak demand across many end-markets. The Company’s purchased feedstock and energy costs fell $10.2 billion (40 percent) compared with 2008, although a rising cost trend began to emerge in the latter half of the fourth quarter.

On a pro forma basis, the Performance segments (Electronic and Specialty Materials; Coatings and Infrastructure; Health and Agricultural Sciences; Performance Systems; and Performance Products) reported smaller declines in price than the Basics segments (Basic Plastics; Basic Chemicals; and Hydrocarbons and Energy). Double-digit volume declines were reported by all operating segments, except Health and Agricultural Sciences and Basic Plastics, reflecting the severe downturn in economic conditions. On a geographic basis, volume declined in North America and Europe, while the emerging geographies of Asia Pacific, Latin America and IMEA performed markedly better. These results reflect the trend of emerging geographies leading the economic recovery throughout 2009. In addition, in the latter half of the year, Dow’s results from joint ventures began to approach the level of earnings reported prior to the economic downturn. Dow’s equity in earnings of nonconsolidated affiliates totaled $630 million for the year.

Overall, Dow’s focus on price and volume management, control of discretionary spending and capital expenditures, and active portfolio management were instrumental to the Company’s ability to respond to the challenging economic environment. The Company continued to invest for growth, reinforcing its strategic focus on science-based innovation and technology integration, as research and development (“R&D”) expenses reached $1.5 billion, or $1.6 billion on a pro forma basis. The Company ended the year with $2.8 billion of cash and cash equivalents, and throughout the year the Company had sufficient liquidity and financial flexibility to meet all of its business obligations.

In the year, Dow remained focused on accelerating its strategic transformation into an earnings growth company and emphasizing the Company’s commitment to financial discipline. Actions taken during 2009 included:

•
Dow completed its acquisition of Rohm and Haas, marking a significant milestone in Dow’s transformation into an earnings growth company. With this acquisition, Dow became a leading global specialty chemicals and advanced materials company. See Note D to the Consolidated Financial Statements for additional information.

•
The Company’s Board of Directors approved a restructuring plan related to Dow’s acquisition of Rohm and Haas as well as actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan includes the elimination of approximately 2,500 positions primarily resulting from synergies achieved as a result of the acquisition of Rohm and Haas. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily during the next two years. Several ethylene and ethylene-derivative assets were impacted by the announcement and these shutdowns are expected to reduce Dow’s ethylene demand by approximately 30 percent on the U.S. Gulf Coast. See Note C to the Consolidated Financial Statements for additional information.

(1)  The unaudited pro forma historical information reflects the combination of Dow and Rohm and Haas assuming the transaction had been consummated on January 1, 2008.

•
Dow priced a public common stock offering of 150 million shares of common stock, with total gross proceeds of approximately $2.25 billion. Of these shares, approximately $1 billion in gross proceeds were through shares offered by the Company and $1.25 billion were through shares offered by accounts and funds managed by Paulson & Co. Inc. and trusts created by members of the Haas family. All of the net proceeds received by Dow were used to repay a portion of its term loan borrowings. See Note W to the Consolidated Financial Statements for additional information.

•
Dow issued $6 billion of debt securities in a public offering in May. Of the notes offered, $1.35 billion aggregate principal amount were offered by accounts and funds managed by Paulson & Co. Inc. and trusts created by members of the Haas family. Together with the common stock offering priced earlier in the year, Dow retired all remaining Perpetual Preferred Stock, Series B from its capital structure at par. Part of the net proceeds received by Dow was used to repay a portion of its term loan borrowings. Dow issued an additional $2.75 billion of debt securities in a public offering in August. Part of the net proceeds received by Dow was used to repay a portion of its term loan borrowings. See Notes O and V to the Consolidated Financial Statements for additional information.

•
Dow converted Cumulative Convertible Perpetual Preferred Stock, Series C (“preferred series C”), issued to partially finance the acquisition of Rohm and Haas, into 31.0 million shares of the Company’s common stock in June and all shares of preferred series C were retired. See Note V to the Consolidated Financial Statements for additional information.

•	The Company repaid the outstanding balance of its revolving credit facility. See Note O to the Consolidated Financial Statements for additional information.

•	Dow completed the sale of its Calcium Chloride business for net proceeds of $204 million.

•	Dow completed the sale of its ownership interest in Total Raffinaderij Nederland N.V. (“TRN”), a joint venture with Total S.A., and related inventory for $742 million.

•	Dow completed the sale of its ownership interest in the OPTIMAL Group of Companies, nonconsolidated affiliates, to Petroliam Nasional Berhad for net proceeds of $660 million.

•
Dow completed the divestiture of Morton International, Inc., the Salt business of Rohm and Haas, to K+S Aktiengesellschaft for net proceeds of $1,576 million. Approximately $1 billion in proceeds from the transaction were used to pay the remaining outstanding balance of Dow’s term loan borrowings.

See Note E to the Consolidated Financial Statements for additional information on divestitures.

•
Dow AgroSciences LLC and Monsanto Company announced the completion of U.S. and Canadian regulatory authorizations for SmartStax™, the agriculture industry’s most advanced, all-in-one corn trait platform.

•
Dow unveiled its line of POWERHOUSE™ solar shingle, revolutionary photovoltaic solar panels in the form of solar shingles that can be integrated into rooftops with standard asphalt shingle materials. The product was named one of “The 50 Best Inventions of 2009” by TIME Magazine.

•
Dow and its joint venture partner selected Midland, Michigan as the site to construct a new facility to produce affordable advanced superior lithium polymer battery technology for hybrid and electric vehicles. The first phase of the site is projected to cost more than $300 million and cover 400,000 square feet. The joint venture – between the Company and Townsend Kokam LLC, known as Dow Kokam – announced that it had been awarded a $161 million federal grant from the United States Department of Energy.

•
Dow and BASF SE jointly announced their support for the Patent Asset Index™, a new methodology that measures R&D effectiveness, innovation strength and how these factors lead to sustained competitive advantage. Findings based on 2008 results rank Dow first in the critical measurement of Competitive Impact™. These results show that Dow is among the most innovative companies in the global chemical industry.

•
Dow launched a new business and innovation hub in the Asia Pacific region, the Shanghai Dow Center. The center is comprised of a state-of-the-art R&D facility and Dow’s regional headquarters for its businesses and functions.

Looking to 2010, the Company’s plans do not assume an accelerated rebound in business conditions from year-end 2009 levels, particularly in developed countries. In the United States, high unemployment and cautious consumer spending are expected to temper an economic rebound, with growth still expected in the year but at a muted pace. Recovery in Western Europe and developed countries in Asia Pacific is expected to lag the United States, as government stimulus programs may end, credit conditions remain tight, and the lingering impacts of the financial crisis continue in these regions. Emerging geographies, however, are projected to continue leading the economic recovery. Strong growth is expected in developing countries such as Brazil, India and China, which have been among the fastest to rebound from the global financial crisis on the back of robust local demand and steadily improving export markets. The Company will continue to implement its strategic transformation and remain focused on reducing financial leverage, while preferentially investing in its Performance businesses and in emerging geographies.

Dow’s results of operations and financial condition for the year ended December 31, 2009 are described in further detail in the following discussion and analysis.

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

On July 31, 2009, the Company entered into a definitive agreement for the sale of certain acrylic monomer and specialty latex assets, as required by the United States Federal Trade Commission (“FTC”), for approval of the April 1, 2009 acquisition of Rohm and Haas (see Note D to the Consolidated Financial Statements). The transaction closed on January 25, 2010.

RESULTS OF OPERATIONS
Results of Rohm and Haas are included in the Company’s consolidated results from the acquisition forward. In order to provide the most meaningful comparison of results of operations, the 2009 versus 2008 comparisons for net sales are presented on a pro forma basis, reflecting the combination of Dow and Rohm and Haas assuming the transaction had been consummated on January 1, 2008. Comparisons for 2008 versus 2007 are on an actual, reported basis.

Net sales for 2009 were $44.9 billion, down 22 percent from $57.4 billion in 2008. On a pro forma basis, net sales for 2009 were $46.6 billion down from pro forma net sales of $66.9 billion in 2008. Compared with 2008 on a pro forma basis, prices fell 17 percent, with double-digit price decreases in all operating segments, with the exception of Electronic and Specialty Materials (down 4 percent), Health and Agricultural Sciences (down 6 percent) and Coatings and Infrastructure (down 7 percent) and in all geographic areas. Price declines were most pronounced in the Basics segments, with Basic Chemicals and Hydrocarbons and Energy each down 28 percent and Basic Plastics down 27 percent, driven by significantly lower feedstock and energy costs. From a geographic standpoint, price declines were most pronounced in Latin America and Europe, where prices declined 21 percent. Volume decreased 13 percent as a result of the continued weakness in the global economy with declines in all operating segments except Health and Agricultural Sciences, which reported growth of 4 percent. Volume decreases were most pronounced in North America (down 18 percent) from reduced levels in 2008 due to Hurricanes Gustav and Ike which hit the U.S. Gulf Coast, resulting in temporary plant outages and Europe (down 15 percent).

Dow reported net sales of $57.4 billion in 2008, up 7 percent from $53.4 billion in 2007. Compared with 2007, prices rose 12 percent (with currency accounting for approximately 3 percent of the increase), with increases in all operating segments and in all geographic areas. In 2008, double-digit price increases were reported in all operating segments except Electronic and Specialty Materials (up 8 percent) and Coatings and Infrastructure (up 5 percent), driven by continuing increases in feedstock and energy costs. In 2008, volume declined 5 percent from 2007, with volume changes mixed among the segments. Through the first half of 2008, volume improved 3 percent overall despite a 5 percent decline in the United States, but fell in the second half of 2008, most notably in the fourth quarter, as global demand collapsed. From a geographic standpoint, 2008 volume was down in all geographic areas, except IMEA, which was up 3 percent from 2007. The most significant volume decline was in the United States, which ended the year down 11 percent from 2007.

Sales in the United States accounted for 32 percent of total sales in 2009 and 2008 and 34 percent in 2007. See the Sales Price and Volume table at the end of the section titled “Segment Results” for details regarding the change in sales by operating segment and geographic area. In addition, sales and other information by operating segment and geographic area are provided in Note Y to the Consolidated Financial Statements.

Gross margin for 2009 was $5.7 billion compared with $5.4 billion in 2008 and $7.1 billion in 2007. Despite the significant drop in sales, gross margin increased as a result of the acquisition of Rohm and Haas, a $10.2 billion decrease in feedstock and energy costs, lower other raw material and freight costs, and the favorable impact of currency on costs. In 2009, gross margin was reduced by hedging losses of $56 million related to the sale of the Company’s 45 percent ownership interest in TRN (see Note E to the Consolidated Financial Statements). In 2008, despite the impact of higher selling prices of $6.8 billion, gross margin decreased compared to 2007, reflecting a $5.9 billion increase in feedstock and energy costs, lower sales volume, higher costs of other raw materials, significantly reduced operating rates and the unfavorable impact of currency on costs. Gross margin was also impacted by Hurricanes Gustav and Ike, which hit the U.S. Gulf Coast, resulting in temporary outages for several of the Company’s Gulf Coast production facilities and resulting in $181 million in additional manufacturing expenses including the repair of property damage, clean-up costs, unabsorbed fixed costs and inventory write-offs. In addition, gross margin was reduced by legal expenses and other costs of $69 million in the fourth quarter of 2008 related to the K-Dow transaction; these costs were expensed (to “Cost of sales”) upon PIC’s refusal to close the K-Dow transaction (reflected in Corporate).

Dow’s global plant operating rate (for its chemicals and plastics businesses) was 74 percent of capacity in 2009 compared with 77 percent in 2008 and 87 percent of capacity in 2007. Operating rates in 2009 were down compared with 2008 reflecting the continued weakness in the global economy. In 2008, operating rates were impacted by actions taken by management in response to lower demand resulting from the slowing global economy, especially in the second half of the year, as well as by Hurricanes Gustav and Ike which hit the U.S. Gulf Coast in the third quarter of 2008. In 2007, operating rates reflected a higher level of demand. Depreciation expense was $2,291 million in 2009, $2,016 million in 2008 and $1,959 million in 2007.

Personnel count was 52,195 at December 31, 2009, 46,102 at December 31, 2008 and 45,856 at December 31, 2007. Headcount increased from 2008 due primarily to the acquisition of Rohm and Haas (an increase of approximately 15,400), offset by declines related to restructuring activities (approximately 5,600), business divestitures (approximately 3,700) and transfers to a joint venture (approximately 170). Headcount increased slightly in 2008 from year-end 2007 primarily due to acquisitions.

Research and development (“R&D”) expenses were $1,492 million in 2009 compared with $1,310 million in 2008 and $1,305 million in 2007. R&D expenses were up 14 percent compared with 2008, due to the acquisition of Rohm and Haas and strategic growth initiatives at Dow AgroSciences, partially offset by cost savings initiatives. The increase in R&D expenses in 2008 versus 2007 was primarily due to planned spending for growth initiatives in the Performance businesses and the addition of R&D expenses related to new acquisitions.

Selling, general and administrative (“SG&A”) expenses were $2,487 million in 2009 compared with $1,966 million in 2008 and $1,861 million in 2007. SG&A expenses increased 27 percent in 2009 due primarily to the acquisition of Rohm and Haas, partially offset by cost savings initiatives. The increase in SG&A expenses in 2008 versus 2007 was primarily due to planned spending for growth initiatives in the Performance businesses, such as product launches and advertising, and the addition of SG&A expenses related to new acquisitions.

The following table illustrates the relative size of the primary components of total production costs and operating expenses of Dow. More information about each of these components can be found in other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes to the Consolidated Financial Statements, and Part II, Item 6. Selected Financial Data.

Production Costs and Operating Expenses
Cost components as a percent of total	2009	2008	2007
Hydrocarbon feedstocks and energy	35%	48%	49%
Salaries, wages and employee benefits	15	10	11
Maintenance	3	3	3
Depreciation	5	4	4
Restructuring charges	2	1	1
Supplies, services and other raw materials	40	34	32
Total	100%	100%	100%

Amortization of intangibles was $399 million in 2009, $92 million in 2008 and $72 million in 2007. The increase in amortization of intangibles in 2009 reflected the impact of the amortization of the fair value of intangibles acquired from Rohm and Haas. Amortization of intangibles was up in 2008 compared to 2007 due to several small acquisitions in 2007. See Notes D and I to the Consolidated Financial Statements for additional information regarding the acquisition of Rohm and Haas and goodwill and other intangible assets.

During the fourth quarter of 2009, the Company performed its annual impairment tests for goodwill. It was determined that goodwill associated with the Dow Haltermann business unit was impaired. The impairment was based on a review performed by management in which discounted cash flows did not support the carrying value of the goodwill. As a result, the Company recorded a pretax goodwill impairment loss of $7 million, impacting the Performance Products segment. During the fourth quarter of 2008, the Company performed its annual impairment tests for goodwill. It was determined that goodwill associated with the Automotive Systems and Polypropylene reporting units was impaired. The impairment was based on a review performed by management in which discounted cash flows did not support the carrying value of the goodwill. The Company recorded pretax charges totaling $239 million for goodwill impairment losses including $209 million for the Automotive Systems reporting unit (impacting the Performance Systems segment) and $30 million for the Polypropylene reporting unit (impacting the Basic Plastics segment). See Note I to the Consolidated Financial Statements for additional information regarding goodwill.

In June 2009, Dow’s Board of Directors approved a restructuring plan that incorporated actions related to the Company’s acquisition of Rohm and Haas as well as additional actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction. As a result, the Company recorded restructuring charges totaling $677 million in the second quarter of 2009, which included asset write-downs and write-offs of $454 million, severance costs of $155 million and costs associated with exit or disposal activities of $68 million. The impact of the charges was shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as follows: $68 million in Electronic and Specialty Materials, $171 million in Coatings and Infrastructure, $73 million in Performance Products, $1 million in Basic Plastics, $75 million in Basic Chemicals, $65 million in Hydrocarbons and Energy and $224 million in Corporate.

See Note C to the Consolidated Financial Statements for details on the restructuring charges.

In addition to the charges related to the 2009 restructuring plan, the Company recorded the following adjustments to its restructuring plans during 2009: in the first quarter, the Company recorded additional severance of $19 million related to 2008 restructuring activities, reflected in Corporate; in the second quarter, the Company recorded a $15 million reduction in the 2007 restructuring reserve, reflected in the Health and Agricultural Sciences segment; and in the fourth quarter, the Company recorded a $5 million reduction to the 2007 restructuring reserve and $13 million in additional charges related to the 2009 restructuring activities, both reflected in Corporate. Additionally, in the fourth quarter of 2009, the Company reduced the restructuring liability assumed from Rohm and Haas by $9 million, reflected in "Cost of sales" and impacting Corporate.

On December 5, 2008, the Company’s Board of Directors approved a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the severe economic downturn in the latter part of the year. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction, which are targeted for completion by the end of 2010. As a result of the shutdowns and global workforce reduction, the Company recorded pretax restructuring charges of $785 million in the fourth quarter of 2008. The charges consisted of asset write-downs and write-offs of $336 million, costs associated with exit or disposal activities of $128 million and severance costs of $321 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as follows: $10 million in Electronic and Specialty Materials, $16 million in Coatings and Infrastructure, $68 million in Performance Systems, $39 million in Performance Products, $98 million in Basic Plastics, $106 million in Basic Chemicals, $18 million in Hydrocarbons and Energy, and $430 million in Corporate. In addition to the charges related to the 2008 restructuring plan, the Company also recorded additional pretax charges of $60 million related to the 2007 restructuring plan, primarily impacting the Basic Plastics segment, and a reduction of $6 million related to the 2006 restructuring plan. When the 2008 restructuring plan has been fully implemented, the Company expects to realize ongoing annual savings of approximately $700 million.

On December 3, 2007, the Company’s Board of Directors approved a restructuring plan that included the shutdown of a number of assets and organizational changes within targeted support functions to improve the efficiency and cost effectiveness of the Company’s global operations. As a result of these shutdowns and organizational changes, which were substantially complete at the end of 2009, the Company recorded pretax restructuring charges totaling $590 million in 2007. The charges consisted of asset write-downs and write-offs of $422 million, costs associated with exit or disposal activities of $82 million and severance costs of $86 million. The charges were reflected in the Company’s segment results as follows: $27 million in Electronic and Specialty Materials, $20 million in Coatings and Infrastructure, $77 million in Health and Agricultural Sciences, $155 million in Performance Systems, $59 million in Performance Products, $96 million in Basic Plastics, $7 million in Basic Chemicals, $44 million in Hydrocarbons and Energy, and $105 million in Corporate. In 2007, the Company also recorded a $12 million reduction of the 2006 restructuring charges, which included an $8 million reduction of the estimated severance costs (included in Corporate) and a $4 million reduction of the reserve for contract termination fees (included in Performance Products). The Company expects to realize ongoing annual savings of approximately $180 million related to the 2007 restructuring plan.

During 2009, a pretax charge of $7 million was recorded for purchased in-process research and development (“IPR&D”) related to the purchase of lithium ion battery technology by the Ventures business, impacting Corporate. During 2008, pretax charges totaling $44 million were recorded for purchased IPR&D related to acquisitions within the Health and Agricultural Sciences segment. Purchased IPR&D in 2007 amounted to $57 million in pretax charges; $50 million was related to acquisitions within the Health and Agricultural Sciences segment and $7 million was related to the acquisition of Wolff Walsrode on June 30, 2007 and impacted the results of the Electronic and Specialty Materials segment. See Note D to the Consolidated Financial Statements for information regarding these charges.

Pretax charges totaling $166 million in 2009 and $49 million in 2008 were recorded for integration costs, legal expenses and other transaction costs related to the acquisition of Rohm and Haas; these charges were reflected in Corporate. In 2008, these charges were expensed in anticipation of a 2009 closing of the acquisition and the revision of the accounting guidance related to business combinations. In 2009, the Company also recorded $60 million in acquisition-related retention costs. These costs were recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” in the consolidated statements of income and reflected in Corporate.

Following the December 2008 completion of a study to review Union Carbide’s asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $54 million. The reduction was shown as “Asbestos-related credit” in the consolidated statements of income and was reflected in the results of Corporate. See Note N to the Consolidated Financial Statements for additional information regarding asbestos-related matters of Union Carbide.

Dow’s share of the earnings of nonconsolidated affiliates in 2009 was $630 million, compared with $787 million in 2008 and $1,122 million in 2007. Equity earnings declined compared with 2008, reflecting the overall decrease in global demand and poor economic conditions, with EQUATE Petrochemical Company K.S.C. (“EQUATE”), Dow Corning Corporation (“Dow Corning”) and the OPTIMAL Group of Companies (“OPTIMAL”) reporting the largest declines. Improved results were reported by The Kuwait Olefins Company K.S.C. in 2009 due to additional production capacity for ethylene oxide/ethylene glycol and polyethylene. Equity earnings for 2009 were negatively impacted by an impairment of $65 million related to Equipolymers and $29 million for the Company’s share of a restructuring charge related to Dow Corning. Equity earnings in 2008 declined compared with 2007, reflecting volatile feedstock and energy costs in 2008 and the collapse in global demand that took place in the fourth quarter of 2008. Equity earnings for 2008 reflected decreased earnings from MEGlobal, EQUATE, Equipolymers and Siam Polyethylene Company Limited (“Siam Polyethylene”); partially offset by increased earnings from Dow Corning and OPTIMAL. See Note H to the Consolidated Financial Statements for additional information on nonconsolidated affiliates.

Sundry income - net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income - net for 2009 was $891 million, up from $89 million in 2008 and $324 million in 2007. The increase in 2009 was principally due to a pretax gain of $513 million on the sale of the Company’s ownership interest in TRN, a nonconsolidated affiliate, and related inventory on September 1, 2009; and a pretax gain of $339 million on the sale of the Company’s ownership interest in OPTIMAL on September 30, 2009. Sundry income - net in 2009 was reduced by a loss of $56 million related to the Company’s early extinguishment of debt in the third quarter of 2009. See “Changes in Financial Condition” for additional information on the Company’s early extinguishment of debt. In 2008, net sundry income reflected unfavorable foreign exchange hedging results and a decrease in net gains on the sale of assets. In 2007, net sundry income reflected the impact of favorable foreign exchange hedging results and gains on the sale of miscellaneous assets.

Net interest expense (interest expense less capitalized interest and interest income) was $1,532 million in 2009, up from $562 million in 2008 and $454 million in 2007. Interest expense (net of capitalized interest) and amortization of debt discount totaled $1,571 million in 2009, $648 million in 2008 and $584 million in 2007. Interest expense increased due to an increased level of debt throughout 2009 compared with 2008 and 2007 due to the debt financing activity related to the April 1, 2009 acquisition of Rohm and Haas. See “Changes in Financial Condition” for additional information regarding debt financing activity related to the acquisition. Interest income was $39 million in 2009, down from $86 million in 2008 and $130 million in 2007, principally due to lower interest rates on investments.

The provision for income taxes was a credit of $97 million in 2009 compared with a provision of $651 million in 2008 and $1,230 million in 2007. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company’s effective tax rate declines. The Company’s tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company’s equity company investments are taxed at the joint venture level.

The tax rate for 2009 was reduced by several factors: a significantly higher level of equity earnings as a percent of total earnings, favorable accrual-to-return adjustments in various geographies, the recognition of domestic losses and an improvement in financial results in jurisdictions with tax rates that are lower than the U.S. statutory rate. These factors resulted in an effective tax rate of negative 20.7 percent for 2009.

In 2008, the effective tax rate was 51.0 percent compared with 29.3 percent in 2007. The tax rate for 2008 was negatively impacted by goodwill impairment losses that were not deductible for tax purposes. The tax rate for 2007 was negatively impacted by a change in German tax law that was enacted in August 2007 and included a reduction in the German income tax rate. As a result of the change, the Company adjusted the value of its net deferred tax assets in Germany (using the lower tax rate) and recorded a charge of $362 million against the “Provision for income taxes”. Also in 2007, the Company changed the legal ownership structure of its investment in EQUATE, resulting in a favorable impact to the “Provision for income taxes” of $113 million. Excluding these items, the effective tax rate was 23.4 percent in 2007.

On June 30, 2009, the Company sold the Calcium Chloride business and recognized a $162 million pretax gain. The results of operations related to the Calcium Chloride business have been reclassified and reported as income from discontinued operations for all periods presented. Income from discontinued operations (net of income taxes) for 2009 was $110 million ($0.10 per share), compared with $28 million ($0.03 per share) in 2008 and $23 million ($0.02 per share) in 2007.

Net income attributable to noncontrolling interests was $28 million in 2009, $75 million in 2008 and $98 million in 2007. The decline since 2007 was related to the third quarter of 2008 redemption by the outside partner of its ownership interest in Hobbes Capital S.A. (see Note U to the Consolidated Financial Statements).

Preferred stock dividends of $312 million were recognized in 2009. Dividends related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A were $255 million. The remaining $57 million of dividends related to the Cumulative Perpetual Preferred Stock, Series B and Cumulative Perpetual Preferred Stock, Series C, both of which were retired in the second quarter of 2009. See Notes V and W to the Consolidated Financial Statements for additional information.

Net income available for common stockholders was $336 million ($0.32 per share) in 2009 compared with $579 million ($0.62 per share) in 2008 and $2,887 million ($2.99 per share) in 2007.

The following table summarizes the impact of certain items recorded in 2009, 2008 and 2007:

Certain Items Impacting Results	Pretax			Impact on Net Income (2)			Impact on EPS (3)
In millions, except per share amounts	2009	2008	2007	2009	2008	2007	2009	2008	2007
Cost of sales:
One-time increase in cost of sales related to fair valuation of Rohm and Haas inventories	$(209)	-	-	$(132)	-	-	$(0.13)	-	-
Impact of Hurricanes Gustav and Ike	-	$(181)	-	-	$(115)	-	-	$(0.12)	-
K-Dow related expenses	-	(69)	-	-	(44)	-	-	(0.05)	-
Goodwill impairment losses	(7)	(239)	-	(7)	(230)	-	(0.01)	(0.25)	-
Restructuring charges	(689)	(839)	$(578)	(466)	(628)	$(436)	(0.45)	(0.68)	$(0.46)
Purchased in-process research and development charges	(7)	(44)	(57)	(5)	(44)	(50)	(0.01)	(0.05)	(0.05)
Transaction, integration and other acquisition costs	(226)	(49)	-	(170)	(43)	-	(0.16)	(0.05)	-
Equity in earnings of nonconsolidated affiliates:
Dow Corning restructuring	(29)	-	-	(27)	-	-	(0.03)	-	-
Equipolymers impairment	(65)	-	-	(65)	-	-	(0.06)	-	-
Sundry income - net:
Net gain on sale of TRN (4)	457	-	-	321	-	-	0.29	-	-
Gain on sale of OPTIMAL	339	-	-	198	-	-	0.18	-	-
Loss on early extinguishment of debt	(56)	-	-	(36)	-	-	(0.03)	-	-
Provision for income taxes:
German tax law change	-	-	-	-	-	(362)	-	-	(0.38)
Change in EQUATE legal ownership structure	-	-	-	-	-	113	-	-	0.12
Total	$(492)	$(1,421)	$(635)	$(389)	$(1,104)	$(735)	$(0.41)	$(1.20)	$(0.77)
(1)	Impact on “Income from Continuing Operations Before Income Taxes”
(2)	Impact on “Net Income from Continuing Operations”
(3)	Impact on “Net income from continuing operations available for common stockholders - Earnings per common share - diluted”
(4)	Consists of a $513 million gain in “Sundry income – net” and hedging losses of $56 million in “Cost of sales.”

SEGMENT RESULTS
In order to provide the most meaningful comparison of results by operating segment in the following discussion and analysis, actual results for the last nine months of 2009 plus pro forma historical results for the first quarter of 2009 are compared with pro forma historical results for 2008. The unaudited pro forma historical segment information is based on the historical consolidated financial statements and accompanying notes of both Dow and Rohm and Haas and was prepared to illustrate the effects of the Company’s acquisition of Rohm and Haas, assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008. In addition, the unaudited pro forma historical segment information reflects the impact of increased depreciation and amortization expense resulting from the fair valuation of assets acquired from Rohm and Haas assuming that the transaction had been consummated on January 1, 2008.

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

The following table, which summarizes the pretax impact of certain items recorded by Rohm and Haas prior to the acquisition, is provided for pro forma comparison purposes.

Certain Items Impacting Rohm and Haas Results In millions	Three months ended March 31, 2009	Year ended Dec. 31, 2008
Impact of Hurricanes Gustav and Ike	$(2)	$(29)
Restructuring charges	(2)	(199)
Transaction and other acquisition costs	(80)	(54)
Gain on sale of 40 percent equity investment in UP Chemical Company	-	87
Total Rohm and Haas Certain Items	$(84)	$(195)

ELECTRONIC AND SPECIALTY MATERIALS

2009 Versus 2008 (Pro Forma Comparison)
Electronic and Specialty Materials sales were $4,614 million for 2009, down 19 percent from $5,729 million in 2008, as volume dropped 15 percent and prices declined 4 percent. The decrease in volume was broad-based with declines in all geographic areas, except IMEA, and in both businesses due to the global downturn in the electronics and construction industries. EBITDA for 2009 was $1,060 million compared with $1,565 million for 2008. Despite the impact of lower SG&A expenses and lower raw material costs during 2009, EBITDA declined as a result of lower volume, a decrease in equity earnings from Dow Corning, which included the Company’s $29 million share of a restructuring charge, restructuring charges of $68 million (see Note C to the Consolidated Financial Statements), and an increase in cost of sales of $75 million related to the fair valuation of Rohm and Haas inventories. EBITDA for 2008 included the gain on the sale of Rohm and Haas’ investment in UP Chemical Company of $87 million, restructuring charges of $22 million and hurricane-related costs of $3 million.

Electronic Materials sales for 2009 were down 23 percent versus 2008, driven by a 22 percent decrease in volume and a 1 percent decline in prices. Volume declined in all geographic areas reflecting the global economic downturn. Asia Pacific, however, reported signs of recovery in the second half of 2009 due to a rebound in electronics demand and re-stocking within the value chain. Despite lower SG&A expenses driven by the Company’s cost control programs, EBITDA decreased significantly due to lower volume. EBITDA for 2009 was reduced by $12 million of restructuring charges and a $28 million increase in cost of sales related to the fair valuation of Rohm and Haas inventories. EBITDA for 2008 included a gain of $87 million resulting from the sale of Rohm and Haas’ investment in UP Chemical Company, restructuring charges of $12 million and hurricane-related costs of $1 million.

Specialty Materials sales for 2009 were down 18 percent versus 2008 with volume down 12 percent and prices down 6 percent. Volume declined across all major businesses and geographic areas. Volume declines in ion exchange resins and reverse osmosis membranes, particularly for large industrial water projects, were principally due to lower infrastructure spending and cautious capital spending by customers. Volume declines in cellulosics were driven by weaker construction industry conditions. Prices declined in all geographic areas, especially in North America and Europe. EBITDA for 2009 decreased due to lower selling prices and volume which more than offset lower raw material costs and SG&A expenses. EBITDA for 2009 was reduced by $56 million of restructuring charges and by a $47 million increase in cost of sales related to the fair valuation of Rohm and Haas inventories. EBITDA for 2008 included restructuring charges of $10 million and hurricane-related costs of $2 million.

2008 Versus 2007 (Actual Comparison)
Electronic and Specialty Materials sales increased 27 percent to $2,620 million in 2008, compared with $2,071 million in 2007. Volume increased 19 percent and prices increased 8 percent including a 3 percent favorable currency impact. The improvement in volume was driven by the full-year impact of the 2007 acquisition of Wolff Walsrode. The increase in prices in 2008 was driven by higher raw material costs. EBITDA for 2008 was $835 million compared with $737 million in 2007. EBITDA increased in 2008 due to higher sales volume and increased equity earnings from Dow Corning. EBITDA for 2008 was reduced by restructuring charges totaling $10 million related to the closure of two manufacturing assets and $2 million of hurricane-related costs. EBITDA in 2007 was reduced by restructuring charges totaling $27 million and a $7 million charge for IPR&D related to the acquisition of Wolff Walsrode. (See Notes C and D to the Consolidated Financial Statements for additional information on restructuring charges and IPR&D.)

Electronic and Specialty Materials Outlook for 2010
Electronic and Specialty Materials sales are expected to increase in 2010, driven by continued recovery in the electronics, construction, water and health care industries and by continued growth in emerging economies.

Electronic Materials sales volume is expected to increase driven by higher demand for consumer electronics.

Specialty Materials sales are expected to increase, driven by higher demand for cellulosics used in the construction industry and for METHOCEL™ cellulose ethers used in pharmaceutical applications. Increased demand for reverse osmosis membranes for water desalination projects and industrial applications is expected to drive higher sales for Dow Water and Process Solutions. Sales of biocides and the specialty chemical products of ANGUS Chemical Company are also expected to increase versus 2009.

COATINGS AND INFRASTRUCTURE

2009 Versus 2008 (Pro Forma Comparison)
Coatings and Infrastructure sales were $4,788 million for 2009, down 23 percent from $6,219 million in 2008, as volume dropped 16 percent and prices dropped 7 percent. EBITDA for 2009 was $467 million compared with $654 million for 2008. EBITDA for 2009 was reduced by $172 million of restructuring charges and by an $82 million increase in cost of sales related to the fair valuation of Rohm and Haas inventories. As a result of these charges and the decrease in sales, EBITDA declined in 2009 despite lower raw material and freight costs and lower SG&A expenses. EBITDA for 2008 included $39 million of restructuring charges. See Note C to the Consolidated Financial Statements for additional information on restructuring charges.

Adhesives and Functional Polymers sales for 2009 were down 16 percent versus 2008, as volume decreased 9 percent and prices decreased 7 percent. Volume declined in all geographic areas due to lower demand for packaging, adhesive tapes and paper labels. Prices were lower in all geographic areas as well. EBITDA for 2009 was negatively impacted by a $23 million increase in cost of sales related to the fair valuation of Rohm and Haas inventories and a restructuring charge of $1 million. Despite these charges and a decline in sales, EBITDA for 2009 was slightly higher versus 2008 primarily due to lower raw material costs and SG&A expenses. EBITDA for 2008 included a restructuring charge of $9 million.

Dow Building and Construction sales for 2009 were down 21 percent versus 2008, as volume decreased 17 percent and prices decreased 4 percent, with half of the decline due to the unfavorable impact of currency. The decrease in volume was broad-based, with declines in all geographic areas, principally due to a lower demand for materials used in residential and commercial construction. EBITDA in 2009 was reduced by $24 million of restructuring charges and a $12 million increase in cost of sales related to the fair valuation of Rohm and Haas inventories. As a result of these charges, the decline in sales and increased expenses related to a regulatory-required changeover in foaming agent in North America, EBITDA for 2009 declined despite the benefit of lower raw material costs. EBITDA for 2008 included a restructuring charge of $13 million.

Dow Coating Materials sales were down 26 percent from 2008, as volume decreased 18 percent and prices decreased 8 percent. The decrease in volume was due to weak demand for architectural and industrial coatings. Demand for coatings was down significantly due to the downturn in the housing industry, particularly in North America and Europe. EBITDA in 2009 was reduced significantly by $147 million of restructuring charges, primarily due to impairment on the specialty latex assets related to the FTC required divestiture, and a $47 million increase in cost of sales related to the fair valuation of Rohm and Haas inventories. As a result of these charges and the decrease in sales, EBITDA declined despite the benefit of lower raw material and freight costs, and lower SG&A expenses. EBITDA for 2008 included a restructuring charge of $17 million.

2008 Versus 2007 (Actual Comparison)
Coatings and Infrastructure sales increased 45 percent to $2,654 million in 2008, compared with $1,836 million in 2007. Volume increased 40 percent and prices increased 5 percent primarily due to a favorable currency impact. The improvement in volume was primarily due to the formation of the Dow Coating Materials business where sales were previously included in Epoxy. EBITDA for 2008 was $134 million, compared with $51 million in 2007. EBITDA increased in 2008 due to higher sales volume. EBITDA for 2008 was reduced by restructuring charges totaling $16 million related to the closure of several manufacturing assets announced in the fourth quarter. EBITDA in 2007 was reduced by restructuring charges totaling $20 million. See Note C to the Consolidated Financial Statements for additional information on restructuring charges.

Coatings and Infrastructure Outlook for 2010
Coatings and Infrastructure sales are expected to increase in 2010 driven by continued recovery in the construction and housing industries, impacting demand for insulation products and architectural coatings.

Adhesives and Functional Polymers sales are expected to increase modestly due to higher demand for packaging, especially in the emerging economies. Price increases are expected to be driven by higher raw material costs. Adhesive tapes sales will likely be under pressure, particularly in Europe and Asia Pacific, due to higher raw material costs and increased competition.

Dow Building and Construction sales volume is expected to increase due to a modest recovery in residential construction in North America and Japan, partially offset by lower commercial construction, especially in North America and Europe. Further, it is expected that the implementation of more stringent energy codes and new insulation system solutions will provide higher sales for construction and building products. Prices for insulation products are expected to rise modestly, driven by higher raw material costs.

Dow Coating Materials sales volume is expected to increase, especially in the emerging economies. Demand for architectural coatings is expected to increase modestly, driven by the gradual recovery of the housing industry in North America.

HEALTH AND AGRICULTURAL SCIENCES

2009 Versus 2008 (Pro Forma Comparison)
Health and Agricultural Sciences sales were $4,537 million in 2009, down from $4,609 million in 2008. Sales decreased 2 percent, as prices declined 6 percent (half due to currency), while volume increased 4 percent. Reduced farm income and tighter credit markets in many regions created significant downward pricing pressure during 2009. Prices declined as farm income was negatively impacted by falling crop commodity prices combined with the relatively higher costs of purchases made earlier in the year. The commodity product glyphosate accounted for the vast majority of the overall decline in prices compared with 2008. Volume increased as new seed acquisitions and growth in the corn, soybean and sunflower portfolios resulted in a 33 percent sales growth in the seeds, traits and oils business. Volume for new agricultural chemicals products also increased as pyroxsulam cereal herbicide sales more than tripled and penoxsulam rice herbicide and spinetoram insecticide had continued strong growth. AgroFresh posted record sales volume growth as the SMARTFRESH™ technology for maintaining the just-harvested quality and freshness of fruits and vegetables continued to receive excellent channel support in all geographic areas.

EBITDA for 2009 was $577 million, compared with $892 million in 2008. EBITDA was negatively impacted by higher costs associated with the valuation of inventory based on reduced raw material prices, unfavorable currency exchange rates, glyphosate price declines, and increased R&D and SG&A expenses to support growth initiatives. Results for 2009 were favorably impacted by a $15 million reduction in the 2007 restructuring reserve, originally related to pre-acquisition contract termination fees between the Company and Rohm and Haas. EBITDA for 2008 was negatively impacted by charges of $44 million for IPR&D related to seed acquisitions, $3 million in restructuring charges and $2 million related to the 2008 hurricanes. See Note C to the Consolidated Financial Statements for information on restructuring charges.

2008 Versus 2007 (Actual Comparison)
Health and Agricultural Sciences sales were $4,535 million in 2008, up from $3,779 million in 2007. Compared with 2007, sales increased 20 percent with prices increasing 12 percent and volume increasing 8 percent. Prices increased in response to strong demand, escalating raw material costs and tight global supply of certain products. Volume increased as both the seeds, traits and oils and agricultural chemicals portfolios benefited from strong farm economics and excellent growing conditions across the northern hemisphere. New cereal herbicide pyroxsulam had a strong and successful launch, and together with spinetoram insecticide received excellent customer support in their first full year. Six new acquisitions were completed in 2008, as Dow AgroSciences continued to increase its scale and reach in the seeds industry.

EBITDA for 2008 was $872 million, compared with $576 million in 2007. EBITDA for 2008 improved significantly due to the increase in sales, the result of the buoyant agricultural market and new product launches. As previously discussed, EBITDA in 2008 was negatively impacted by $44 million of IPR&D write-offs, $3 million in restructuring charges and $2 million related to the 2008 hurricanes. EBITDA in 2007 was negatively impacted by $77 million of restructuring charges primarily related to the impairment of the Company’s manufacturing site in Lauterbourg, France, and by $50 million of IPR&D charges related to acquisitions.

Health and Agricultural Sciences Outlook for 2010
Health and Agricultural Sciences sales for 2010 are expected to grow above 2009 levels. Volume is anticipated to increase in key regions as the agricultural industry is expected to return to the less volatile long-term growth trend that existed before the 2008 and 2009 growing seasons. In 2010, the milestone launch of SmartStax™ combined insect-resistant and herbicide-tolerant technology is planned, which is expected to be considered the industry-leading corn stacked trait. New products sales of pyroxsulam, spinetoram, penoxsulam and aminopyralid are expected to continue to record strong growth. Investments in technology, scale and reach in the seeds, traits and oils business remain a priority.

PERFORMANCE SYSTEMS

2009 Versus 2008 (Pro Forma Comparison)
Performance Systems sales were $5,854 million in 2009, down from $8,228 million in 2008. Sales declined 29 percent with volume declining 18 percent and prices declining 11 percent. The decrease in volume was broad-based across all geographic areas and most businesses, with declines driven by the global economic slowdown in the automotive, construction and utility industries. The drop in prices was also broad-based, with decreases reported in all geographic areas driven by lower feedstock and other raw material costs.

EBITDA for 2009 was $675 million, compared with $274 million in 2008. EBITDA increased from 2008 as a decrease in raw material and feedstock costs, lower freight costs, and lower R&D and SG&A expenses offset lower selling prices and lower volume. EBITDA for 2009 was reduced by an increase in cost of sales related to the fair valuation of Rohm and Haas inventories ($30 million) and favorably impacted by $1 million from the sale of the Company’s ownership interest in OPTIMAL. EBITDA for 2008 was negatively impacted by a goodwill impairment loss of $209 million associated with the Automotive System reporting unit (See Note I to the Consolidated Financial Statements), costs of $6 million related to the U.S. Gulf Coast hurricanes, and restructuring charges of $72 million related to the closure or impairment of several manufacturing facilities. See Note C to the Consolidated Financial Statements for information on restructuring charges.

Automotive Systems sales decreased 36 percent versus 2008, with a 29 percent decrease in volume and a 7 percent decrease in prices. Compared with 2008, volume declined in most geographic areas due to the downturn in the global economy as original equipment manufacturers served by the business in North America, Europe, and Latin America had decreased production. Volume in Asia Pacific started to recover in the second half of the year due to government stimulus programs in China. Prices were down across all geographic areas due to lower feedstock costs and weak demand. EBITDA for 2009 increased compared with 2008 in part due to lower feedstock costs and lower SG&A expenses. EBITDA in 2008 was reduced by the goodwill impairment of $209 million and restructuring charges of $27 million related to the closure or impairment of several manufacturing facilities.

Dow Elastomers sales decreased 30 percent versus 2008, with an 18 percent decrease in volume and a 12 percent decrease in prices. Double-digit volume declines were reported in all geographic areas as the business continued to be impacted by weakness in the global automotive and construction industries. EBITDA for 2009 increased compared with 2008 as lower feedstock and other raw material costs and lower SG&A and R&D expenses more than offset the decline in volume and selling prices. EBITDA for 2009 was reduced by an increase in cost of sales related to the fair valuation of Rohm and Haas inventories ($30 million). EBITDA in 2008 was impacted by $44 million of restructuring charges, primarily related to the shutdown of facilities that manufactured NORDEL™ hydrocarbon rubber in Seadrift, Texas and TYRIN™ chlorinated polyethylene in Plaquemine, Louisiana and $5 million of costs related to the U.S. Gulf Coast hurricanes.

Formulated Systems sales decreased 23 percent versus 2008, with a 14 percent decrease in prices and a 9 percent decrease in volume. Prices were down in all geographic areas driven by lower feedstock costs. Volume was down in all geographic areas except Asia Pacific where volume increased significantly, primarily due to increased demand in China, particularly for epoxy systems used in wind energy applications. EBITDA for 2009 increased compared with 2008, primarily due to lower raw material costs and cost savings initiatives.

Dow Wire and Cable sales decreased 30 percent versus 2008, with a 17 percent decrease in volume and a 13 percent decrease in prices. Volume was down in all geographic areas due to the continued weakness in the construction industry. Prices were also down in all geographic areas driven by lower raw material costs. Despite the decrease in sales, EBITDA for 2009 was flat with 2008 as cost savings initiatives offset the decrease in selling prices and volume.

2008 Versus 2007 (Actual Comparison)
Performance Systems sales were $7,540 million in 2008, up from $6,597 million in 2007. Compared with 2007, sales increased 14 percent as prices rose 12 percent, including a 4 percent favorable impact of currency, and volume increased 2 percent. The improvement in prices was broad-based with increases in all geographic areas.

EBITDA for 2008 was $235 million, compared with $624 million in 2007. Results for 2008 were negatively impacted by a goodwill impairment loss of $209 million, costs of $6 million related to the U.S. Gulf Coast hurricanes, and restructuring charges of $70 million related to the closure or impairment of several manufacturing facilities announced in the fourth quarter. Despite the improvement in prices, EBITDA for 2008 declined from 2007 due to reduced operating rates across the Company’s manufacturing facilities, significant increases in feedstock and other raw material costs, and the unfavorable impact of currency on costs. Results for 2007 were negatively impacted by restructuring charges of $155 million related to the fourth quarter of 2007 announced closure or impairment of a number of manufacturing facilities. See Note C to the Consolidated Financial Statements for information on restructuring charges.

Performance Systems Outlook for 2010
Performance Systems sales are expected to increase as recovery from the global economic downturn continues. A number of the businesses within the Performance Systems segment stand to benefit from increased spending on infrastructure projects. In addition to increased sales volume in 2010, feedstock and other raw material costs are expected to be higher, creating upward pressure on selling prices.

Automotive Systems expects sales to grow slightly during the year as competitive pressure remains. Prices are expected to be flat with 2009.

Dow Elastomers expects sales volume to increase in 2010 as the recovery continues around the globe, particularly in the automotive and construction industries. Prices are projected to be higher due to increasing feedstock and energy and other raw material costs. Dow Elastomers anticipates growth due to new products and technologies such as photovoltaic films. Competitive activity will continue to put pressure on volume as increased capacity within the industry is expected in 2010.

Formulated Systems expects volume to show moderate growth in 2010 due to the continued recovery of wind turbine construction and infrastructure projects. Prices are expected to increase driven by higher feedstock and other raw material costs.

Dow Wire and Cable expects sales volume to increase as strong growth continues in China and India. Expected government stimulus plans will help accelerate spending on infrastructure projects in North America and Latin America, which is expected to fuel growth in the business. Prices are expected to increase, driven by higher feedstock and other raw material costs.

PERFORMANCE PRODUCTS

2009 Versus 2008 (Pro Forma Comparison)
Performance Products sales were $9,123 million in 2009, down from $13,127 million in 2008. Sales declined 31 percent with prices declining 19 percent and volume declining 12 percent. The sharp drop in prices was largely driven by a decline in feedstock and energy and other raw material costs. Volume was down in all businesses as a result of the reduction in global demand. From a geographic standpoint, North America and Europe experienced double-digit volume declines as a result of the global economic downturn. Asia Pacific and IMEA each reported a slight volume increase.

EBITDA for 2009 was $1,099 million, up from $1,064 million in 2008. Compared with last year, the benefits of lower raw material and freight costs and lower SG&A and R&D expenses were more than offset by the declines in prices and volume. EBITDA for 2009 was positively impacted by a gain of $145 million on the sale of the Company’s ownership interest in OPTIMAL, partially offset by restructuring charges of $73 million and an increase in cost of sales of $22 million related to the fair valuation of Rohm and Haas inventories. EBITDA for 2008 was negatively impacted by costs of

$78 million related to the U.S. Gulf Coast hurricanes and restructuring charges of $39 million related to the closure of several manufacturing facilities announced in the fourth quarter of 2008. See Note C to the Consolidated Financial Statements for information on restructuring charges.

Amines sales for the year decreased 19 percent versus 2008, with a 14 percent decrease in prices and a 5 percent decrease in volume. Prices were lower in all geographic areas, due to significantly lower feedstock costs. Volume declined dramatically in North America and Latin America, driven by demand destruction from the global economic downturn, while volume in Europe and Asia Pacific increased. EBITDA for 2009 increased substantially compared with 2008, favorably impacted by the gain on the sale of the Company’s ownership interest in OPTIMAL and by a reduction in raw material costs.

Polyurethanes sales for the year decreased 26 percent versus 2008, with a 24 percent decrease in prices and a 2 percent decrease in volume. Compared with 2008, Polyurethanes showed double-digit price declines in all geographic areas driven by lower feedstock and energy costs. Volume declines in Europe and North America due to the weak global economic conditions were only partially offset by volume growth in Asia Pacific and IMEA. EBITDA for 2009 decreased compared with 2008 as the sharp decrease in feedstock and energy and other raw material costs did not offset the significant decrease in prices. EBITDA for 2008 was reduced by hurricane-related costs of $25 million.

Epoxy sales declined 38 percent versus 2008, with a 21 percent decrease in volume and a 17 percent decrease in prices. Volume showed double-digit declines in all geographic areas, except Latin America where volume declined only slightly. The reduction in prices was driven by lower feedstock and energy costs and an oversupply of key epoxy intermediate products across the industry. EBITDA for 2009 declined from 2008 as the decline in sales and higher manufacturing costs more than offset the decline in feedstock and energy costs. EBITDA for 2008 was reduced by hurricane-related costs of $15 million and restructuring charges of $28 million.

Oxygenated Solvents sales declined 35 percent versus 2008, with prices decreasing 18 percent and volume decreasing 17 percent. Prices and volume declined in all geographic areas, with the exception of a slight volume increase in Latin America. The sales decline was influenced by the slowdown of the global economy and weak demand, resulting in lower plant utilization rates for the Company. EBITDA increased compared with 2008, favorably impacted by lower feedstock and energy costs and the gain on sale of the Company’s ownership interest in OPTIMAL of $39 million.

Performance Fluids, Polyglycols and Surfactants sales decreased 20 percent versus 2008, with a 14 percent decrease in volume and a 6 percent decrease in prices. Compared with 2008, volume and prices declined in all geographic areas as a result of the overall global economic downturn. EBITDA for 2009 increased as the favorable impact of lower raw material costs more than offset the decline in prices and volume. EBITDA for 2009 was also favorably impacted by the gain on the sale of the Company’s ownership interest in OPTIMAL of $25 million.

Performance Monomers sales for the year declined by 32 percent versus 2008, with a 23 percent decrease in prices and a 9 percent decrease in volume. Driven by significantly lower raw material costs, price declines occurred in all geographic areas; however, since the second quarter of 2009, prices increased sequentially each quarter for the remainder of the year. Volume increases in Asia Pacific and IMEA were strong, but not enough to compensate for the demand destruction in North America and Europe. Despite lower raw material costs and lower SG&A expenses, EBITDA for 2009 declined as results were negatively impacted by the impairment of certain acrylic monomer assets of $71 million that the Company was required to divest as a condition of the FTC approval for the Company’s acquisition of Rohm and Haas, as well as the increase in cost of sales related to the fair valuation of Rohm and Haas inventory of $22 million. EBITDA for 2008 was reduced by hurricane-related costs of $22 million.

2008 Versus 2007 (Actual Comparison)
Performance Products sales were $12,216 million in 2008, down from $12,976 million in 2007. Compared with 2007, sales declined 6 percent with prices increasing 12 percent and volume declining 18 percent. The improvement in prices was broad-based, supported by higher feedstock and raw material costs, with double-digit increases realized in all businesses (except Epoxy where prices increased 3 percent) and geographic areas. Volume declined sharply in 2008 due to the downturn in the global economy experienced late in the year.

EBITDA for 2008 was $1,050 million, compared with $1,991 million in 2007. Results for 2008 were negatively impacted by costs of $59 million related to the U.S. Gulf Coast hurricanes and restructuring charges of $39 million related to the closure of several manufacturing facilities announced in the fourth quarter. EBITDA declined from 2007 as the favorable impact of higher selling prices in 2008 was more than offset by increased feedstock and energy and raw material costs and decreased sales volume resulting from contraction in the global economy.

Results for 2007 were negatively impacted by restructuring charges of $55 million, including a charge of $42 million related to the write-down of the Company’s indirect 50 percent interest in Dow Reichhold Specialty Latex LLC, and charges of $13 million related to the write-down of two manufacturing facilities.

Performance Products Outlook for 2010
The anticipated recovery of the global economy, along with various government stimulus programs and expected growth in emerging geographies, improves the 2010 outlook for Performance Products. Several businesses have already noted increased demand in the later part of 2009 and expect further strengthening in 2010. The restructuring efforts completed in 2008 and 2009 are expected to have a positive impact on 2010 business results.

Amines sales are expected to grow in 2010, with volume growth exceeding anticipated price reductions for the business related to industry overcapacity. The business has been successfully increasing sales in certain industry segments, helped by increased sales volume with some key customers. Demand in Asia Pacific, particularly China, is expected to more than offset sluggish demand in Europe and North America.

Polyurethanes prices are expected to rise in 2010, driven by anticipated increases in feedstock and energy costs. Volume is expected to improve relative to 2009 resulting from the improvement in global economic conditions, which should have a positive impact on the industry operating rates. Healthy economic conditions in Asia Pacific are expected to more than compensate for projected soft demand in Europe.

Epoxy sales are expected to grow due to continued economic recovery. As demand improves, some margin recovery is expected. Adding to the positive outlook for the business in 2010, demand growth for halogen-free products is anticipated, along with a reduction in competitor capacity in certain industry segments.

The Oxygenated Solvents business continues to focus on price management to retain margins. This is anticipated to result in favorable financial results as demand rebounds with an overall improvement in the economy. Volume is expected to be up slightly.

Performance Monomers positive sales demand trend from the latter part of 2009 is expected to continue into 2010. The recovery of the global economy, stability in the established industries and growth, especially in the emerging geographies, are expected to positively impact the business. Sales are expected to increase, driven by higher prices due to higher raw material costs, combined with more positive industry supply/demand balances.

In July 2009, the Company announced that styrene-butadiene latex would align with Styron, a new business unit of Dow being formed to prepare styrene-butadiene latex and other businesses to operate under a different ownership structure in the future. Styrene-butadiene latex is still managed within the Performance Products segment.

BASIC PLASTICS

2009 Versus 2008
For the Basic Plastics segment, there was no difference between actual and pro forma sales and EBITDA for 2009 and 2008.

Basic Plastics sales for 2009 were $9,925 million, down 30 percent from $14,240 million in 2008. Double-digit price declines were reported in all geographic areas during 2009. The decline in feedstock costs and the weak pricing environment that developed in late 2008 carried forward into 2009, resulting in prices that were 27 percent lower than those of 2008. After reaching a low point during the first quarter of 2009, prices improved during the remainder of the year. Volume was negatively impacted by weak global economic conditions, declining 3 percent for the year. Volume improved, however, in Asia Pacific, Latin America and IMEA as the economic recovery began to gather momentum and demand increased. Lower natural gas and other feedstock prices in North America, as well as delays in the startup of new Middle East industry production capacity, resulted in economic conditions that favored the export of North American production into these geographic areas. Volume in North America and Europe was lower as weak economic conditions persisted throughout the year. The volume decline in North America also reflected the May 2008 formation of Americas Styrenics LLC.

EBITDA for 2009 was $1,665 million, down from $1,746 million in 2008. While Basic Plastics benefited from a significant decline in feedstock costs, lower raw material and freight costs and lower SG&A expenses, these favorable impacts were more than offset by the decline in prices. Equity earnings were down slightly from 2008 as improved earnings from Americas Styrenics LLC, The Kuwait Olefins Company K.S.C., LG DOW Polycarbonate Limited and Siam Polyethylene were more than offset by lower earnings from EQUATE. EBITDA in 2009 was impacted by $65 million of impairment charges related to the Company’s investment in Equipolymers, a nonconsolidated affiliate, and $1 million of restructuring charges. EBITDA in 2008 was reduced by restructuring charges totaling $148 million. The 2008 restructuring charges reflect the write-down of the Company’s investment in a project to form a joint venture in Oman with the Oman Petrochemicals Industries Company LLC; costs related to the shutdown of production facilities (Terneuzen, The Netherlands; Freeport, Texas; and Riverside, Missouri); as well as costs associated with the permanent shutdown of the operations of the Pétromont and Company, Limited Partnership (“Pétromont”) joint venture in Varennes, Canada. (See Note C to the Consolidated Financial Statements for information on restructuring charges.) EBITDA in 2008 also included a goodwill impairment loss of $30 million associated with the polypropylene reporting unit (see Note I to the Consolidated Financial Statements), as well as costs of $16 million related to the U.S. Gulf Coast hurricanes.

Polyethylene sales were down 28 percent compared with 2008 as prices decreased 29 percent and volume improved 1 percent. Double-digit price declines were reported in all geographic areas, reflecting significantly lower feedstock costs. While prices improved in all geographic areas since the first quarter of the year, they remained significantly lower than in 2008. Volume was up slightly, with improvement in Asia Pacific, Latin America, and IMEA. Significant volume improvement was realized in Asia Pacific as government economic stimulus programs in China created increased demand. This increased demand, along with delays in new Middle East industry capacity and lower natural gas prices in North America, created economic conditions that promoted the export of North American production into Asia Pacific. Volume was lower in North America and Europe as weak economic conditions continued to dampen demand. EBITDA declined in 2009 as the favorable impact of lower feedstock and raw material costs and lower SG&A expenses were more than offset by the decline in prices and lower equity earnings from EQUATE. EBITDA in 2008 reflected restructuring charges of $142 million related to the write-down of costs associated with the Oman Petrochemicals Industries Company LLC joint venture; and costs associated with the permanent closure of the Pétromont joint venture. EBITDA for 2008 also reflected costs of $12 million related to the U.S. Gulf Coast hurricanes.

Polypropylene sales were down 32 percent compared with 2008 as prices decreased 32 percent and volume was flat. Double-digit price declines were reported in all geographic areas due to the significant decline in feedstock costs and weak global economic conditions. Volume improved in Asia Pacific; volume in Latin America also improved as demand in the consumer and industrial sectors continued to be strong. Volume declined in North America as demand in the health care, consumer, and industrial sectors was lower. EBITDA was higher than 2008 primarily driven by lower propylene costs. EBITDA in 2008 included a $30 million goodwill impairment loss and $2 million of costs related to the U.S. Gulf Coast hurricanes.

Styrenics sales for 2009 were down 44 percent compared with 2008, as volume declined 23 percent and prices decreased 21 percent. Volume was down with significant declines in all geographic areas except IMEA. North America volume was reduced by the May 2008 formation of Americas Styrenics LLC, a nonconsolidated affiliate. While government stimulus programs in China resulted in higher demand for appliance applications, overall demand in Asia Pacific was considerably lower than 2008. In Europe, demand in the commodity food packaging area stabilized; however, demand in the construction industry remained weak. Prices were down as a result of lower feedstock costs and weak global demand. EBITDA was up significantly from 2008 as the decline in prices was offset by the benefit of lower feedstock, raw material and freight costs, lower R&D and SG&A expenses, and higher equity earnings from Americas Styrenics LLC.

2008 Versus 2007
Sales for the Basic Plastics segment were $14,240 million in 2008, up 1 percent from $14,167 million in 2007. Prices increased 12 percent in 2008, while volume decreased 11 percent. While strong price increases were reported in all geographic areas, there was considerable decline in prices in the fourth quarter. During the first nine months of 2008, prices moved significantly higher in response to rapidly escalating feedstock costs. In the fourth quarter, an unprecedented drop in feedstock costs and the global economic crisis resulted in significant price declines across all geographic areas and product lines. While volume improved in IMEA, high prices, wide fluctuations in feedstock costs, and growing weakness in the global economy resulted in volume declines in all other geographic areas. North America volume was reduced by the May 2008 formation of Americas Styrenics LLC; the December 2007 closure of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana; and the impact of the U.S. Gulf Coast hurricanes.

EBITDA for 2008 was $1,746 million, down from $2,804 million in 2007. EBITDA declined in 2008 as price increases were not sufficient to offset the significant increases in feedstock and other raw material costs, lower equity earnings, and reduced operating rates. While equity earnings from EQUATE were slightly higher than 2007, EBITDA was negatively impacted by significantly lower earnings from Siam Polyethylene, Equipolymers, LG DOW Polycarbonate Limited and Sumitomo Dow Limited, and a loss from Americas Styrenics LLC. EBITDA in 2008 was reduced by restructuring charges totaling $148 million. EBITDA also included a goodwill impairment loss of $30 million associated with the polypropylene reporting unit, as well as costs of $16 million related to the U.S. Gulf Coast hurricanes. EBITDA in 2007 reflected restructuring charges totaling $96 million primarily related to the announced shutdown of the polypropylene production facility at St. Charles Operations in Hahnville, Louisiana, the write-down of the Company’s 50 percent interest in Pétromont, and the write-off of abandoned engineering costs.

Basic Plastics Outlook for 2010
Feedstock costs are expected to increase during 2010 as the global economic recovery continues to gather momentum. New global industry polyethylene and polypropylene capacity is expected to start up during the year, further increasing competition and weakening supply fundamentals.

With feedstock costs expected to rise, polyethylene prices are expected to increase. Equity earnings from EQUATE are expected to be higher as the result of improved economic conditions coupled with the full-year contribution of a polyethylene capacity expansion that was successfully started up in the second quarter of 2009.

Polypropylene is expected to remain challenged in 2010. Slowly recovering demand and the impact of new industry production capacity will pressure supply fundamentals. The Company’s focus in North America will continue to target higher margin products in the food services, rigid packaging, film, and health and hygiene segments. The business expects this focus on differentiated products and operating efficiencies to result in improved margins.

Styrenics prices and volume are expected to improve in 2010 as the economic recovery results in strong demand growth, particularly in the appliance industry in China. Improvement is also anticipated in Europe as the result of demand growth and the impact of capacity shutdowns in 2009. Equity earnings from Americas Styrenics LLC are also expected to be significantly higher as economic recovery continues in North America and Latin America. In July 2009, the Company announced that Styrenics would align with Styron, a new business unit of Dow being formed to prepare Styrenics and other businesses to operate under a different ownership structure in the future.

BASIC CHEMICALS

2009 Versus 2008
For the Basic Chemicals segment, there was no difference between actual and pro forma sales and EBITDA for 2009 and 2008.

Basic Chemicals sales were $2,467 million in 2009, down from $4,265 million in 2008. Sales declined 42 percent with prices declining 28 percent and volume declining 14 percent. Both volume and prices were down across all businesses, primarily due to unfavorable supply/demand balances.

EBITDA for 2009 was $103 million, compared with $278 million in 2008. EBITDA for 2009 was positively impacted by a $193 million gain on the sale of OPTIMAL and negatively impacted by restructuring charges of $75 million. EBITDA in 2008 was negatively impacted by hurricane-related costs of $35 million and restructuring charges of $103 million related to the impairment of the ethylene oxide/ethylene glycol (“EO/EG”) plant at Wilton, England; the impairment of the chlorinated organics plant in Aratu, Brazil; and the closure of the chlor-alkali plant in Oyster Creek, Texas (see Note C to the Consolidated Financial Statements for information on restructuring charges). EBITDA declined in 2009, as the benefit of significantly lower feedstock and energy costs and increased equity earnings from The Kuwait Olefins Company K.S.C. were more than offset by lower prices, lower volume, and declines in equity earnings from EQUATE and OPTIMAL.

Chlor-Alkali/Chlor-Vinyl sales decreased 41 percent compared with 2008, with a 34 percent decrease in prices and a 7 percent decrease in volume. Caustic soda sales were impacted by weak demand in the alumina, chemical processing and pulp and paper industries, driving both prices and volume down. Prices for vinyl chloride monomer (“VCM”) were down compared with last year on weak demand in the housing and construction industries. Volume for VCM was essentially unchanged as increased sales to customers exporting polyvinyl chloride offset the decline in North American domestic demand. Included in EBITDA for 2009 was a restructuring charge of $50 million related to the shutdown of the ethylene dichloride/VCM manufacturing facility in Plaquemine, Louisiana. EBITDA for 2009 decreased compared with 2008 as the benefit of lower feedstock and energy costs was more than offset by substantial declines in prices and volume and the restructuring charge.

EO/EG sales decreased 55 percent versus 2008, with a 32 percent decrease in volume and a 23 percent decrease in prices. Compared with 2008, EG volume declined due to pressure from new industry capacity, while prices declined due to lower ethylene prices and weak demand. EBITDA for 2009 increased compared with 2008 due primarily to the gain on the sale of OPTIMAL, while the benefit of lower feedstock costs offset lower selling prices and lower equity earnings from EQUATE and OPTIMAL.

2008 Versus 2007
Sales for Basic Chemicals were $4,265 million in 2008, compared with $4,434 million in 2007. Overall, sales decreased 4 percent as volume decreased 17 percent and prices rose 13 percent. Volume decreased across all businesses and geographic areas, except IMEA, with the largest decline in EO/EG, mainly driven by weak economic conditions, poor industry fundamentals and planned and unplanned outages. Price increases were realized in all geographic areas except Asia Pacific, with particular strength in Latin America and North America, driven by significant increases in feedstock and energy costs through the third quarter of 2008 and tight industry supply/demand balances in the caustic soda market that drove prices higher.

EBITDA for Basic Chemicals was $278 million in 2008, compared with $952 million in 2007. Results for the segment in 2008 were reduced by hurricane-related costs and restructuring charges. EBITDA in 2008 declined sharply from 2007 due to higher feedstock and energy costs which compressed margins, and lower equity earnings from EQUATE and MEGlobal. In 2007, results were reduced by restructuring charges of $7 million related to the write-off of capital project spending.

Basic Chemicals Outlook for 2010
Caustic soda sales are expected to decrease in 2010 due to continued weak demand in the chemical processing and pulp and paper industries. However, both prices and volume are expected to continue to improve over the trough conditions that existed in the third quarter of 2009, as downstream industries continue to recover.

VCM sales are expected to increase in 2010 through increased demand from existing contractual customers and expected price increases resulting from cost pressure related to higher feedstock and energy prices.

EG sales are expected to decrease in 2010 as volume is negatively impacted by increased industry run rates and the full-year impact of new industry production capacity in the Middle East and Asia Pacific that started up in 2009, as well as the anticipated startup of new industry production capacity in Asia Pacific during 2010. In the first quarter of 2010, the Company shut down the EO/EG plant in Wilton, England.

Equity earnings are expected to remain relatively flat compared with 2009 as increased earnings from EQUATE and The Kuwait Olefins Company K.S.C. are expected to be offset by lower earnings from MEGlobal, in line with the Company’s expectations for the EO/EG business.

HYDROCARBONS AND ENERGY

2009 Versus 2008
For the Hydrocarbons and Energy segment, there was no difference between actual and pro forma sales and EBITDA for 2009 and 2008.

Hydrocarbons and Energy sales were $4,241 million in 2009, down significantly from $8,968 million in 2008. Sales declined 53 percent with prices declining 28 percent and volume declining 25 percent. The decrease in selling prices in 2009 was driven by the impact of the global economic recession and the unprecedented decline of crude oil and other commodity prices that began in the fourth quarter of 2008 and continued into 2009. Volume declined sharply in 2009 due to lower ethylene cracker operating rates and lower refinery sales as a result of a planned maintenance turnaround at TRN and the September 1, 2009 sale of the Company’s ownership interest in TRN.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at net cost, which results in EBITDA that is typically at or near breakeven. EBITDA for 2009 was $391 million, driven by a $457 million gain on the sale of the Company’s interest in TRN and restructuring charges of $65 million, primarily related to the Company’s decision to shut down the ethylene manufacturing facility in Hahnville, Louisiana. EBITDA for 2008 was a loss of $70 million due to hurricane-related costs of $52 million and restructuring charges of $18 million.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities, while natural gas is used as fuel. The Company’s cost of purchased feedstock and energy declined $10.2 billion (40 percent) in 2009. Crude oil prices decreased, and on average, 2009 prices were $36 per barrel (37 percent) lower than 2008 levels. North American natural gas prices also decreased significantly, and were approximately $5.04 per million Btu lower than in 2008, a decrease of 56 percent.

2008 Versus 2007
Hydrocarbons and Energy sales were $8,968 million in 2008 compared with $7,105 million in 2007. In 2008, prices were up 21 percent and volume increased 5 percent from 2007. The increase in selling prices in 2008 was driven by significantly higher overall feedstock, monomer and energy costs. Sales of monomers increased compared with 2007 due to a styrene supply contract with Americas Styrenics LLC.

EBITDA in 2008 was a loss of $70 million. In 2007, EBITDA was a loss of $45 million, primarily due to restructuring charges of $44 million related to the shutdown of the Company’s styrene monomer plant in Camaçari, Brazil and the closure of storage wells in Fort Saskatchewan, Canada. See Note C to the Consolidated Financial Statements for information on restructuring charges.

Hydrocarbons and Energy Outlook for 2010
Crude oil and natural gas prices are expected to remain volatile and sensitive to external factors such as weather, economic activity and geopolitical tensions. The Company expects crude oil prices, on average, to be higher than 2009. While improving economic conditions are expected to improve ethylene margins slightly over margins in 2009, the improvement will largely be negated by the startup of significant new industry capacity in the Middle East and Asia Pacific. Ethylene margins could improve somewhat compared with these expectations if the pace of capacity rationalization elsewhere within the industry accelerates, and/or demand improves more than current economic projections indicate. The economic outlook continues to be uncertain, as the global markets wait for signs of demand recovery, while the energy sector remains volatile.

CORPORATE

2009 Versus 2008 (Pro Forma Comparison)
Sales for Corporate, which primarily related to Morton International, Inc. (the Salt business acquired with the Rohm and Haas acquisition) and the Company’s insurance operations, were $1,095 million in 2009, down from $1,539 million in 2008. Included in the results for Corporate are:
•	results of Morton International, Inc. (see Note E to the Consolidated Financial Statements),
•	results of insurance company operations,
•	gains and losses on sales of financial assets,
•	stock-based compensation expense and severance costs,
•	changes in the allowance for doubtful receivables,
•	expenses related to Ventures,
•	asbestos-related defense and resolution costs,
•	foreign exchange hedging results, and
•	certain overhead and other cost recovery variances not allocated to the operating segments.

EBITDA for 2009 was a loss of $1,092 million, unchanged from 2008. EBITDA for 2009 was reduced by costs related to the April 1, 2009 acquisition of Rohm and Haas of $362 million, including a $166 million of other transaction and integration costs expensed in accordance with the accounting guidance for business combinations, $60 million of acquisition-related retention expenses, a $56 million loss on the early extinguishment of debt, and $80 million of transaction and other acquisition costs incurred by Rohm and Haas prior to the April 1, 2009 acquisition. EBITDA was also impacted by

$224 million of 2009 restructuring charges, including employee-related severance expenses of $155 million, environmental obligations of $64 million, and $5 million of asset write-offs; plus $28 million in adjustments related to prior year restructuring plans. EBITDA for 2009 was further reduced by $2 million of costs related to the 2008 hurricanes.

EBITDA for 2008 was negatively impacted by $594 million of 2008 restructuring charges, including employee-related severance expense of $321 million, pension curtailment costs and termination benefits of $88 million, asset write-offs and environmental obligations of $21 million, Rohm and Haas restructuring charges of $162 million and net adjustments to prior year restructuring plans of $2 million. EBITDA for 2008 was also negatively impacted by legal expenses and other costs related to the K-Dow transaction of $69 million and the acquisition of Rohm and Haas of $103 million; and costs associated with the U.S. Gulf Coast hurricanes of $18 million.

See Note C to the Consolidated Financial Statements for information on restructuring charges.

2008 Versus 2007 (Actual Comparison)
Sales for Corporate were $323 million in 2008, compared with $410 million in 2007. EBITDA was a loss of $1,005 million in 2008 compared with a loss of $854 million in 2007. EBITDA for 2008 was reduced by 2008 restructuring charges totaling $430 million, including employee-related severance expenses of $321 million, pension curtailment costs and termination benefits of $88 million, asset write-offs and environmental obligations of $21 million; net unfavorable adjustments to prior year restructuring plans of $2 million; increased spending related to acquisitions and joint venture formation activity, including legal expenses and other costs related to the K-Dow transaction of $69 million and the acquisition of Rohm and Haas of $49 million; and costs associated with the U.S. Gulf Coast hurricanes of $9 million. EBITDA in 2008 was also impacted by lower foreign exchange hedging results, lower earnings from insurance company operations, a reduction in performance-based compensation (including stock-based compensation) of $295 million compared with 2007, and a $54 million reduction in the asbestos-related liability.

EBITDA for 2007 was reduced by 2007 restructuring charges totaling $105 million, including employee-related severance expenses of $86 million, pension curtailment costs and termination benefits of $15 million and asset write-offs of $4 million; franchise taxes of approximately $80 million; and higher performance-based compensation expenses (including stock-based compensation) of approximately $230 million. EBITDA for 2007 was favorably impacted by improved results from insurance company operations, foreign exchange hedging results, and an $8 million favorable adjustment to the restructuring charge for employee-related expenses recorded in the third quarter of 2006.

See Note C to the Consolidated Financial Statements for information on restructuring charges.

Sales Price and Volume by Operating Segment and Geographic Area Pro Forma Comparison
		2009
Percent change from prior year	Volume	Price	Total
Operating Segments:
Electronic and Specialty Materials	(15)%	(4)%	(19)%
Coatings and Infrastructure	(16)	(7)	(23)
Health and Agricultural Sciences	4	(6)	(2)
Performance Systems	(18)	(11)	(29)
Performance Products	(12)	(19)	(31)
Basic Plastics	(3)	(27)	(30)
Basic Chemicals	(14)	(28)	(42)
Hydrocarbons and Energy	(25)	(28)	(53)
Total	(13)%	(17)%	(30)%
Geographic Areas:
United States	(19)%	(14)%	(33)%
Europe	(15)	(21)	(36)
Rest of World	(4)	(17)	(21)
Total	(13)%	(17)%	(30)%

Sales Price and Volume by Operating Segment and Geographic Area Actual Comparison
		2008			2007
Percent change from prior year	Volume	Price	Total	Volume	Price	Total
Operating Segments:
Electronic and Specialty Materials	19%	8%	27%	20%	3%	23%
Coatings and Infrastructure	40	5	45	(2)	4	2
Health and Agricultural Sciences	8	12	20	9	2	11
Performance Systems	2	12	14	10	6	16
Performance Products	(18)	12	(6)	-	6	6
Basic Plastics	(11)	12	1	1	8	9
Basic Chemicals	(17)	13	(4)	(10)	5	(5)
Hydrocarbons and Energy	5	21	26	3	12	15
Total	(5)%	12%	7%	2%	7%	9%
Geographic Areas:
United States	(11)%	12%	1%	(1)%	1%	-
Europe	(3)	14	11	5	12	17%
Rest of World	(2)	12	10	4	6	10
Total	(5)%	12%	7%	2%	7%	9%

LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary In millions	2009	2008	2007
Cash provided by (used in):
Operating activities	$2,075	$4,711	$4,484
Investing activities	(14,767)	(2,737)	(2,858)
Financing activities	12,659	(978)	(2,728)
Effect of exchange rate changes on cash	79	68	81
Net increase (decrease) in cash and cash equivalents	$46	$1,064	$(1,021)

Cash provided by operating activities in 2009 declined compared with 2008 due to an increase in working capital requirements primarily driven by an increase in trade accounts receivable. The increase in trade accounts receivable reflected the increase in sales toward the end of 2009 versus the end of 2008 primarily due to the acquisition of Rohm and Haas in 2009. Despite significantly lower earnings in 2008, cash provided by operating activities improved compared with 2007 due to a reduction in working capital requirements, largely the result of the Company’s intense focus on cost control and cash generation in the fourth quarter of 2008 in response to the global economic downturn.

Cash used in investing activities in 2009 increased over 2008, reflecting the April 1, 2009 acquisition of Rohm and Haas for $15,681 million and the purchase of a previously leased ethylene plant in Canada for $713 million, partially offset by the proceeds from the sale of the Company’s interest in nonconsolidated affiliates (TRN for $742 million and OPTIMAL for $660 million), net proceeds from the sale of Morton ($1,576 million) and lower capital expenditures. Cash used in investing activities in 2008 was down slightly compared with 2007, as an increase in capital expenditures of $201 million and an increase in investments in nonconsolidated affiliates (including $69 million in Americas Styrenics LLC and $161 million additional investment in two Kuwaiti joint ventures) was more than offset by a lower level of investing in consolidated companies, despite acquisitions of several small agricultural seed companies totaling $100 million in 2008.

Cash provided by financing activities increased significantly in 2009, reflecting the funding for the acquisition of Rohm and Haas as discussed in further detail below, partially offset by the redemption of the preferred partnership units and accrued dividends of Tornado Finance V.O.F. of $520 million. Cash used in financing activities in 2008 was down significantly compared with 2007, as cash generated by proceeds from issuances of long-term debt in excess of payments on long-term debt and a decrease in purchases of treasury stock more than offset a reduction in the change in proceeds from the issuance of promissory notes under the Company’s U.S. commercial paper program and lower proceeds from the sales of common stock (related to the exercise of stock options and the Employees’ Stock Purchase Plan).

Despite the still challenging economic market environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The Company has undertaken several restructuring plans during the past three years as follows:

•
On December 3, 2007, the Board of Directors approved a restructuring plan (the “2007 Plan”) that included the shutdown of a number of assets and organizational changes within targeted functions. These restructuring activities were substantially complete at the end of 2009.

•
On December 5, 2008, the Board of Directors approved a restructuring plan (the “2008 Plan”) that included the shutdown of a number of facilities and a global workforce reduction. These restructuring activities are targeted to be completed by the end of 2010.

•
On June 30, 2009, following the acquisition of Rohm and Haas, the Board of Directors approved a restructuring plan (the “2009 Plan”) that includes the elimination of approximately 2,500 positions and the shutdown of a number of manufacturing facilities. These restructuring activities are scheduled to be completed primarily during the next two years.

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

The restructuring activities related to the 2007 Plan, the 2008 Plan, the 2009 Plan and the severance reserve assumed from Rohm and Haas are expected to result in additional cash expenditures of approximately $468 million over the next two years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits and pension plan settlement costs, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Working Capital at December 31 In millions	2009	2008
Current assets	$19,560	$16,060
Current liabilities	13,106	13,108
Working capital	$6,454	$2,952
Current ratio	1.49:1	1.23:1

At December 31, 2009, trade receivables were $5.7 billion, up from $3.8 billion at December 31, 2008, primarily driven by the acquisition of Rohm and Haas. Days-sales-outstanding-in-receivables (excluding the impact of sales of receivables) was 45 days at December 31, 2009 compared with 42 days at December 31, 2008, with the increase primarily due to the acquisition of Rohm and Haas. At December 31, 2009, total inventories were $6.8 billion, up from $6.0 billion at December 31, 2008, which reflects the acquisition of inventories from Rohm and Haas. Days-sales-in-inventory at December 31, 2009 was 64 days versus 58 days at December 31, 2008.

Total Debt at December 31 In millions	2009	2008
Notes payable	$2,139	$2,360
Long-term debt due within one year	1,082	1,454
Long-term debt	19,152	8,042
Total debt	$22,373	$11,856
Debt as a percent of total capitalization	51.4%	45.7%

Debt as a percent of total capitalization increased from 45.7 percent in 2008 to 51.4 percent in 2009, reflecting the increased borrowing to fund the acquisition of Rohm and Haas.

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At December 31, 2009, the Company had $721 million of commercial paper outstanding. Through January 2010, the Company maintained access to the commercial paper market at competitive rates.

In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available $3 billion Five Year Competitive Advance and Revolving Credit Facility Agreement dated April 24, 2006 (“Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in April 2011 and provides for interest at a LIBOR-plus rate or Base rate as defined in the Agreement. On March 9, 2009, the Company borrowed $3 billion under the Revolving Credit Facility, and the Company used the funds to finance its day-to-day operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes. At December 31, 2009, all outstanding balances had been repaid, leaving the full $3 billion credit facility available to the Company.

At December 31, 2009, the Company had $220 million of SEC-registered securities available for issuance under the Company’s U.S. retail medium-term note program (InterNotes), Euro 5 billion (approximately $7.2 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $542 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on July 31, 2006, and renewed on July 31, 2008. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 23, 2007. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions.

On April 1, 2009, the Company completed the acquisition of Rohm and Haas. Pursuant to the July 10, 2008 Agreement and Plan of Merger (the “Merger Agreement”), Ramses Acquisition Corp., a direct wholly owned subsidiary of the Company, merged with and into Rohm and Haas (the “Merger”), with Rohm and Haas continuing as the surviving corporation and a direct wholly owned subsidiary of the Company. Financing for the April 1, 2009 transaction included debt of $9.2 billion obtained through a Term Loan Agreement (“Term Loan”), as well as equity investments by Berkshire Hathaway Inc. (“BHI”) and the Kuwait Investment Authority (“KIA”) in the form of Cumulative Convertible Perpetual Preferred Stock, Series A of 3 million shares for $3 billion (BHI) and 1 million shares for $1 billion (KIA).

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

On May 6, 2009, the Company launched a public offering of 150.0 million shares of its common stock. Included in the 150.0 million shares offered to the public were 83.3 million shares issued to the Haas Trusts and Paulson in a private transaction in consideration for 1.2 million shares of preferred series B, at par plus accrued dividends, held by the Haas Trusts and Paulson. Gross proceeds were $2,250 million, of which the Company’s net proceeds (after underwriting discounts and commissions) were $966 million for the sale of the Company’s 66.7 million shares.

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

See Notes D, O, V and W to the Consolidated Financial Statements for more information on the acquisition of Rohm and Haas and the corresponding financing activities.

On June 4, 2009, the preferred partner of Tornado Finance V.O.F., a consolidated foreign subsidiary of the Company, notified Tornado Finance V.O.F. that the preferred partnership units would be redeemed in full on July 9, 2009 as permitted by the terms of the partnership agreement. On July 9, 2009, the preferred partnership units and accrued dividends were redeemed for a total of $520 million. See Note U to the Consolidated Financial Statements.

On August 21, 2009, the Company executed a buy-back of 175 million Euro of private placement debt acquired from Rohm and Haas and recognized a $56 million pretax loss on early extinguishment included in “Sundry income – net.”

Between May and December 2009, the Company issued $640 million in retail medium-term notes with varying maturities in 2014, 2016 and 2019, at various interest rates averaging 6.45 percent.

On May 1, 2008, the Company issued $800 million in unsecured notes with a coupon rate of 5.70 percent, semi-annual interest payments due every May and November, and the principal amount due at maturity on May 15, 2018. Between May and December 2008, the Company issued $579 million in retail medium-term notes with varying maturities in 2013, 2015 and 2018 and at various interest rates averaging 6.15 percent. Net proceeds from the notes were primarily used to refinance maturing debt. On September 29, 2008, Calvin Capital LLC (“Calvin”), a newly formed wholly owned subsidiary of the Company, issued a three-year $674 million note payable (“Note”) with a floating rate based on London Interbank Offered

Rate (LIBOR). The Note was issued in exchange for the redemption of the other partner’s ownership in Hobbes Capital S.A. and was a non-cash transaction (see Note R of the Consolidated Financial Statements for further information on this transaction). On September 28, 2009, Calvin repaid the Note in full.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the primary credit agreements exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the credit agreements was 0.495 to 1.00 at December 31, 2009. At December 31, 2009, management believes the Company was in compliance with all covenants and default provisions. For information on Dow’s covenants and default provisions, see Note O to the Consolidated Financial Statements.

The Company’s credit rating is currently investment grade. The Company’s long-term credit ratings were downgraded by Fitch on March 13, 2009 from BBB+ to BBB with outlook negative. The Company’s long-term credit ratings were downgraded by Moody’s on April 22, 2009 from Baa1 to Baa3 with outlook negative and Moody’s concluded its review of the Company’s credit risk. The Company’s long-term credit ratings were downgraded by Standard & Poor’s on April 1, 2009 from BBB to BBB- with credit watch negative. On May 6, 2009, Standard & Poor’s removed the credit watch negative, but maintained outlook negative. On February 2, 2010, Standard & Poor’s changed the Company’s outlook from negative to stable. The Company’s short-term credit ratings are A-3/P-3/F3 stable/negative/negative by Standard & Poor’s, Moody’s, and Fitch. If the Company’s credit ratings are further downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company’s ability to access credit markets.

On October 26, 2006, the Company announced that its Board of Directors had approved a share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock (the “2006 Program”). Purchases under the 2006 Program began in March 2007, following completion of a program approved in 2005, under which the Company purchase 6.2 million shares in 2007. In 2007, the Company purchased 26.2 million shares under the 2006 Program. In 2008, the Company purchased 21.9 million shares under the 2006 Program, bringing the total number of shares purchased under this program to 48.1 million and bringing the program to a close.

Capital Expenditures
Capital spending for the year was $1,410 million, down from $2,276 million in 2008 and $2,075 million in 2007. In 2009 there was an additional $273 million of capital spending by a consolidated variable interest entity (see Note R to the Consolidated Financial Statements). In 2009, approximately 43 percent of the Company’s capital expenditures were directed toward additional capacity for new and existing products, compared with 40 percent in 2008 and 31 percent in 2007. In 2009, approximately 20 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene compared with 18 percent in 2008 and 23 percent in 2007. The remaining capital was utilized to maintain the Company’s existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

Major projects underway during 2009 included: the design and construction of a new chlor-alkali production facility to replace existing facilities, and the replacement of furnaces used in the production of ethylene in Freeport, Texas; construction of a regional headquarters facility in Shanghai, China; and construction of a new polyols plant in Terneuzen, The Netherlands. Additional major projects included upgrades to isopropanol production facilities in Texas City, Texas; construction of a facility to produce diesel particulate filters in Midland, Michigan; the construction of a facility to produce DOWANOL™ glycol ethers in Zhangjiagang, China; and the installation of two new steam boilers in Stade, Germany. Because the Company designs and builds most of its capital projects in-house, it had no material capital commitments other than for the purchase of materials from fabricators and construction labor. The Company expects capital spending in 2010 to be approximately $1.6 billion not including capital spending by the consolidated variable interest entity.

Contractual Obligations
The following tables summarize the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2009. Additional information related to these obligations can be found in Notes N, O, P, Q and X to the Consolidated Financial Statements.

Contractual Obligations at December 31, 2009		Payments Due by Year
In millions	2010	2011	2012	2013	2014	2015 and beyond	Total
Long-term debt – current and noncurrent (1)	$1,082	$1,796	$2,843	$862	$2,201	$11,935	$20,719
Deferred income tax liabilities – noncurrent (2)	-	-	-	-	-	1,285	1,285
Pension and other postretirement benefits	496	565	1,188	1,327	1,330	2,241	7,147
Other noncurrent obligations (3)	133	327	198	139	133	3,098	4,028
Uncertain tax positions, including interest and penalties (4)	76	-	-	-	-	600	676
Other contractual obligations:
Minimum operating lease commitments	245	168	132	111	85	1,225	1,966
Purchase commitments – take-or-pay and throughput obligations	2,845	2,655	1,716	1,088	944	5,969	15,217
Purchase commitments – other (5)	20	5	3	-	-	20	48
Expected cash requirements for interest	1,364	1,319	1,229	1,095	1,045	9,354	15,406
Total	$6,261	$6,835	$7,309	$4,622	$5,738	$35,727	$66,492
(1)	Excludes unamortized debt discount of $485 million, which is reflected in “2015 and beyond.”
(2)
Deferred income tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. All noncurrent deferred income tax liabilities have been reflected in “2015 and beyond.”

(3)
Annual payments to resolve asbestos litigation will vary based on changes in defense strategies, changes in state and national law, and claims filing and resolution rates. As a result, it is impractical to determine the anticipated payments in any given year. Therefore, the majority of the noncurrent asbestos-related liability of $734 million has been reflected in “2015 and beyond.”

(4)
Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, the Company is unable to determine the timing of payments related to its uncertain tax positions, including interest and penalties. Amounts beyond the current year are therefore reflected in “2015 and beyond.”

(5)	Includes outstanding purchase orders and other commitments greater than $1 million, obtained through a survey conducted within the Company.

Off-Balance Sheet Arrangements
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. Information regarding the Company’s outstanding guarantees at December 31, 2009 is disclosed in Note N to the Consolidated Financial Statements.

The Company leases an ethylene facility in The Netherlands from an owner trust that is a variable interest entity (“VIE”). Dow is not the primary beneficiary of the owner trust and therefore is not required to consolidate the owner trust. In addition, the Company holds a variable interest in a joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate the entity. Additional information regarding these VIEs can be found in Note R to the Consolidated Financial Statements. See Note B to the Consolidated Financial Statements for information regarding the impact of adopting Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” on January 1, 2010.

Since 1997, the Company has routinely sold, without recourse, a participation in pools of qualifying trade accounts receivable. Additional information regarding sale of accounts receivable can be found in Note L to the Consolidated Financial Statements. See Note B to the Consolidated Financial Statements for information regarding the impact of adopting ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets,” on January 1, 2010.

Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on a bid or bid evaluation are classified as Level 2. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. For pension or other post retirement benefit plan assets classified as Level 3, the total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Note K to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. In 2009, other-than-temporary impairment write-downs were $93 million ($42 million in 2008).

Dividends
On December 10, 2009, the Board of Directors declared a quarterly dividend of $0.15 per share, payable January 29, 2010, to stockholders of record on December 31, 2009. On February 10, 2010, the Board of Directors declared a quarterly dividend of $0.15 per share, payable April 30, 2010, to stockholders of record on March 31, 2010. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession. The Company declared dividends of $0.60 per share in 2009, $1.68 per share in 2008 and $1.635 per share in 2007.

On December 10, 2009, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on December 15, 2009, which was paid on January 4, 2010. On February 10, 2010, the Board of Directors declared a quarterly dividend of $85 million to these shareholders, payable on April 1, 2010. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

Outlook for 2010
In 2009, Dow and the chemical industry as a whole faced significant economic headwinds across much of the world, with early signs of recovery beginning to emerge in the latter half of the year. High unemployment in developed regions, lingering effects from the global financial crisis, and cautious business and consumer spending all contributed to challenging economic conditions throughout the year. Despite these demanding times, Dow remained focused on its strategic transformation to an earnings growth company and emphasized its commitment to financial discipline, most notably accomplishing the following in 2009: closing the acquisition of Rohm and Haas; accelerating significant cost synergies related to the acquisition and other restructuring programs; completing capital market transactions that improved the Company’s capital structure; and divesting non-core assets to support the reduction of financial leverage.

Looking to 2010, the Company’s plans do not assume an accelerated rebound in business conditions from year-end 2009 levels, particularly in developed regions. In the United States, high unemployment and cautious consumer spending are expected to temper an economic rebound, with growth still expected in the year but at a muted pace. Recovery in Western Europe and developed countries in Asia Pacific is expected to lag the United States, as government stimulus programs may end, credit conditions remain tight, and the lingering impacts of the financial crisis continue in these regions. Emerging geographies, however, are projected to continue leading the economic recovery. Strong growth is expected in developing countries such as Brazil, India and China, which have been among the fastest to rebound from the global financial crisis on the back of robust local demand and steadily improving export markets. Product inventories across value chains have started the year at relatively low levels, and early signs suggest that inventory re-stocking reflects improving underlying demand conditions, although the sustainability of these trends remains uncertain. Government stimulus programs in developed regions have had modest impact on downstream demand to date, and it remains to be seen if longer-term investments (e.g., infrastructure and alternative energy) will invigorate end-market demand. Meanwhile, the positive impact of stimuli in developing countries, most notably China, is expected to continue bolstering local demand. Volatility in feedstock and energy costs is expected to continue in 2010, with a gradual economic recovery in developed regions expected to keep upward pressure on prices. The relatively low cost of natural gas in the United States and a comparatively weak U.S. dollar are expected to benefit local ethylene producers who can meet export market demand. However, supply fundamentals across the ethylene chain are expected to be negatively impacted by significant capacity additions in the year, which are projected to put downward pressure on the profitability of older and higher-cost assets within the industry.

The Company will continue to implement its strategic transformation while remaining focused on reducing financial leverage and preferentially investing in its Performance businesses and in emerging geographies. The Company expects to generate positive cash flow from operations in 2010. Capital spending is expected to increase slightly from 2009 levels to $1.6 billion, well below the expected level of depreciation but sufficient to invest for growth and maintain the safety and reliability of the Company’s facilities. Research and development spending is projected to rise to approximately $1.6 billion. Equity in earnings of Dow’s nonconsolidated affiliates is expected to return to pre-recession levels, driven by robust fundamentals at the Company’s principal joint ventures, in particular Dow Corning, EQUATE and The Kuwait Olefins Company K.S.C.

OTHER MATTERS

Recent Accounting Guidance
See Note B to the Consolidated Financial Statements for a summary of recent accounting guidance.

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

Litigation
The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an actuarial analysis of historical claims experience for incurred but not reported matters. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note N to the Consolidated Financial Statements.

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

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

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

In November 2009, Union Carbide requested ARPC to review Union Carbide’s 2009 asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2009. In December 2009, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide’s own review of the asbestos claim and resolution activity and ARPC’s response, Union Carbide determined that no change to the accrual was required. At December 31, 2009, Union Carbide’s asbestos-related liability for pending and future claims was $839 million.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $84 million at December 31, 2009 and $403 million at December 31, 2008. The decrease in the receivable was principally due to settlements reached in the fourth quarter of 2009 with two significant carriers. In addition, Union Carbide had receivables of $448 million at December 31, 2009 and $272 million at December 31, 2008 for insurance recoveries for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The balance of these receivables increased in 2009 principally as a result of settlements reached in the fourth quarter of 2009 with two significant carriers.

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

For additional information, see Legal Proceedings, Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note N to the Consolidated Financial Statements.

Environmental Matters
The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. At December 31, 2009, the Company had accrued obligations of $619 million for environmental remediation and restoration costs, including $80 million for the remediation of Superfund sites. The balance included $159 million of environmental liabilities assumed from Rohm and Haas on April 1, 2009, related to the remediation of current and former Rohm and Haas-owned sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. The Company had accrued obligations of $312 million at December 31, 2008 for environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A and N to the Consolidated Financial Statements.

Goodwill
The Company assesses goodwill recoverability through business financial performance reviews, enterprise valuation analysis, and impairment tests.

Annual goodwill impairment tests are completed during the Company’s fourth quarter of the year in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The tests are performed at the reporting unit level which is defined as one level below operating segment with the exception of Health and Agricultural Sciences which is both an operating segment and a reporting unit. Reporting units are the level at which discrete financial information is available and reviewed by business management on a regular basis. The Company has defined eight operating segments and 29 reporting units. Goodwill is carried by 20 of the Company’s 29 reporting units.

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

The Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. This valuation technique has been selected by management as the most meaningful valuation method due to the limited number of market comparables for the Company’s reporting units. However, where market comparables are available, the Company includes EBIT/EBITDA multiples as part of the reporting unit valuation analysis.

The discounted cash flow valuations are completed with the use of key assumptions, including projected revenue growth rate, discount rate, tax rate, currency exchange rates, terminal value, and long-term hydrocarbons and energy prices. These key assumptions are reevaluated with each annual impairment test and values are updated based on current facts and circumstances. The tax rate, currency exchange rates, and long-term hydrocarbons and energy prices are established for the Company as a whole and applied consistently to all reporting units, while revenue growth rate, terminal value (calculated using the Gordon Growth Model), and discount rate are evaluated by reporting unit to account for differences in business fundamentals and industry risk.

For the 2009 annual impairment test, the tax rate was set at 25 percent, currency exchange rates were projected by year for 54 currencies, and long-term hydrocarbons and energy prices were forecast by geographic area by year and included all key feedstocks as well as natural gas and crude oil (due to the correlation to naphtha). Discount rates ranged from 9.1 percent to 11.4 percent based on an assessment of likely market participants and relative industry risk of each reporting unit. Terminal values were differentiated based on the cash flow projections of each reporting unit and the projected Net Operating Profit After Tax (“NOPAT”) growth rate, which ranged from negative 1.3 percent to positive 4.5 percent. Revenue growth rates or Compounded Annual Growth Rates (“CAGR”) over a ten-year cash flow forecast period varied by reporting unit based on underlying business fundamentals and future expectations with rates ranging from negative 0.4 percent to positive 18 percent.

Changes in key assumptions can affect the results of goodwill impairment tests. The changes made to key assumptions in 2009 did not result in a significant change in the impairment analysis conclusion. The key assumptions with the most significant impact on reporting unit fair value calculations include the discount rate and terminal value NOPAT growth rate. For the 2009 impairment test, management completed sensitivity analysis on both of these key assumptions. An increase of 100 basis points in the discount rate would have resulted in a fair value, based on discounted cash flows, which exceeded the carrying value for all but one of the Company’s reporting units. For the one exception, Electronic Materials, fair value would have fallen below carrying value by approximately $350 million. For the terminal value NOPAT growth rate, a decrease of 100 basis points would have resulted in a fair value, based on discounted cash flows, which exceeded the carrying value for all of the Company’s reporting units. Additional sensitivity analysis was completed on the combined impact of a 100 basis point increase in the discount rate and a 100 basis point decrease in the terminal value NOPAT growth rate. This analysis resulted in fair values, based on discounted cash flows, that exceeded carrying values for all reporting units except Electronic Materials and Adhesives and Functional Polymers. For Electronic Materials, a 100 basis point increase in the discount rate coupled with a 100 basis point decrease in the terminal value NOPAT growth rate resulted in a fair value that was approximately $540 million below the carrying value of the reporting unit. For Adhesives and Functional Polymers, the same analysis resulted in a fair value that was approximately equal to the carrying value of the reporting unit.

In completing the annual impairment test for 2009, management evaluated the reasonableness of differences noted between the fair value and carrying value of each reporting unit. For certain reporting units comprised primarily of recently acquired Rohm and Haas businesses (i.e., Electronic Materials and Adhesives and Functional Polymers), fair value did not exceed book value by a significant margin which is reasonable given that the Rohm and Haas acquisition closed within the current year. The Automotive Systems reporting unit, which recorded a $209 million partial impairment of goodwill at the end of 2008, continues to be closely monitored by management as fair value, while improved from a year ago, remains relatively close to book value.

Based on the fair value analysis completed by the Company in the fourth quarter, using the key assumptions defined for the Company as well as the key assumptions defined specifically for each reporting unit, management concluded that fair value exceeded carrying value for all reporting units except the Dow Haltermann reporting unit. As a result, the Company recorded a goodwill impairment charge of $7 million in the fourth quarter of 2009 which represents the total amount of goodwill carried by the Dow Haltermann reporting unit. Due to the conclusion that the goodwill associated with the Dow Haltermann reporting unit was impaired, management also initiated a review of the underlying assets of the reporting unit to assess whether or not any additional asset impairment existed. Based on the undiscounted cash flow analysis completed in accordance with ASC Topic 360, “Property, Plant, and Equipment,” no further impairment existed. Further impairment of the Dow Haltermann reporting unit could occur if the expected future cash flows decline. The cash flows used in the undiscounted cash flow analysis pertaining to Dow Haltermann represented management's best estimate at the time of the analysis.

The Company also monitors and evaluates its market capitalization relative to book value. When the market capitalization of the Company falls below book value, management undertakes a process to evaluate whether a change in circumstances has occurred that would indicate it is more likely than not that the fair value of any of its reporting units has declined below carrying value. This evaluation process includes the use of third-party market-based valuations and internal discounted cash flow analysis. As part of the annual goodwill impairment tests, the Company also compares market capitalization with the estimated fair value of its reporting units to ensure that significant differences are understood. At December 31, 2009 and December 31, 2008, Dow’s market capitalization exceeded book value.

Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2009, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note P to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent approximately 71 percent of the Company’s pension plan assets and 71 percent of the pension obligations.

The following information relates to the U.S. plans only; a similar approach is used for the Company’s non-U.S. plans.

The Company determined the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Board of Directors and the underlying return fundamentals of each asset class. The Company’s historical experience with the pension fund asset performance was also considered. The expected return of each asset class is derived from a forecasted future return confirmed by historical experience. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2009 was 8.46 percent. This assumption was lowered to 8.14 percent for determining 2010 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income instruments at the measurement date. Future expected actuarially determined cash flows of Dow’s major U.S. plans are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan. The resulting discount rate decreased from 6.61 percent at December 31, 2008 to 5.97 percent at December 31, 2009.

At December 31, 2009, the U.S. qualified plans were underfunded on a projected benefit obligation basis by $3.2 billion. The underfunded amount increased by approximately $900 million compared with December 31, 2008. The increase was primarily due to the acquisition of plan assets and obligations from Rohm and Haas combined with lower discount rates. The increase was partially offset by favorable plan asset returns during the year. The Company did not make any contributions to the U.S. qualified plans in 2009.

The assumption for the long-term rate of increase in compensation levels for the principal U.S. qualified plans is 4.25 percent for 2010 and 4.50 percent thereafter. Since 2002, the Company has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The following discussion relates to all of the Company’s pension plans.

The Company bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2009, net losses of $1,785 million remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets and are a component of the total net loss of $6,376 million shown under “Pretax amounts recognized in AOCI at December 31” in the table entitled “Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans” included in Note P to the Consolidated Financial Statements. The other $4,591 million of net losses represents cumulative changes in plan experience and actuarial assumptions. The net decrease or increase in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Decrease (Increase) in Market-Related Asset Value Due to Recognition of Prior Gains and Losses In millions
2010	$573
2011	662
2012	724
2013	(174)
Total	$1,785

Based on the 2010 pension assumptions and the changes in the market-related value of assets due to the recognition of prior asset losses, the Company expects net periodic benefit costs to increase by approximately $250 million for all pension and other postretirement benefits in 2010 compared with 2009.

A 25 basis point increase or decrease in the long-term return on assets assumption would change the Company’s total pension expense for 2010 by approximately $40 million. A 25 basis point increase or decrease in the discount rate assumption would change the Company’s total pension expense for 2010 by approximately $50 million. A 25 basis point change in the long-term return and discount rate assumptions would have an immaterial impact on the other postretirement benefit expense for 2010.

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

At December 31, 2009, the Company had a net deferred tax asset balance of $1.3 billion, after valuation allowances of $721 million.

In evaluating the ability to realize the deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2009, the Company had deferred tax assets for tax loss and tax credit carryforwards of $2.4 billion, $52 million of which is subject to expiration in the years 2010-2014. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $7.4 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2010-2014 is approximately $347 million.

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2009, the Company had uncertain tax positions for both domestic and foreign issues of $650 million.

The Company accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2009, the Company had a non-income tax contingency reserve for both domestic and foreign issues of $189 million.

For additional information, see Notes A and X to the Consolidated Financial Statements.

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

Dow believes third-party verification and transparent public reporting are cornerstones of world-class EH&S performance and building public trust. As such, numerous Dow sites in Europe, Latin America, Asia Pacific and North America have received third-party verification of Dow’s compliance with Responsible Care® and with outside specifications such as ISO-14001. Dow continues to be a global champion of Responsible Care® and has worked to broaden the application and impact of Responsible Care® around the world through engagement with suppliers, customers and joint venture partners.

Dow’s EH&S policies helped the Company achieve excellent safety performance in 2009. Dow’s 2009 recordable injury/illness frequency rate; injury/illness severity rate; leaks, breaks and spills performance; and process safety performance were all at best ever levels and favorably position the Company to achieve its 2015 sustainability goals. Further improvement in each of these areas as well as environmental compliance remain a top management priority, with initiatives underway to further improve performance and compliance in 2010.

Detailed information on Dow’s performance regarding environmental matters and goals can be found online on Dow’s Sustainability webpage at www.dow.com.

Chemical Security
Public and political attention continues to be placed on the protection of critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern about the security of chemical production and distribution. Many, including Dow and the American Chemistry Council, have called for uniform risk-based and performance-based national standards for securing the U.S. chemical industry. The Maritime Transportation Security Act (“MTSA”) of 2002 and its regulations further set forth risk-based and performance-based standards that must be met at U.S. Coast Guard-regulated facilities. U.S. Chemical Plant Security legislation was passed in 2006 and the Department of Homeland Security (“DHS”) is now implementing the regulations known as the Chemical Facility Anti-Terrorism Standards. The Company is complying with the requirements of the Rail Transportation Security Rule issued by the U.S. Transportation Security Administration (“TSA”). Dow continues to support uniform risk-based national standards for securing the chemical industry.

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

Dow played a key role in the development and implementation of the American Chemistry Council’s Responsible Care® Security Code, which requires that all aspects of security – including facility, transportation and cyberspace – be assessed and gaps addressed. Through the Company’s global implementation of the Security Code, Dow has permanently heightened the level of security – not just in the United States, but worldwide. Dow employs several hundred employees and contractors in its Emergency Services and Security department worldwide. In addition, Dow has committed approximately $200 million in capital over a ten-year period for plant security, supply chain and cyberspace security enhancements, regulatory compliance and response capabilities as well as other components of Dow’s security program. These costs are not considered material to the Company’s consolidated financial statements.

Through the implementation of the Security Code, including voluntary security enhancements and upgrades made since 2002, Dow is well-positioned to comply with the new U.S. chemical facility regulations and other regulatory security frameworks. In addition, Dow was the first chemical company to receive coverage under the Support Anti-terrorism by Fostering Effective Technologies Act (“SAFETY Act”) from the DHS in 2007 for the Company’s MTSA regulated sites, and the first to receive coverage under SAFETY Act in 2008 for the Company’s Rail Transportation Security Services. This unprecedented certification helps validate Dow’s efforts and provides additional liability coverage in the event of a terrorist attack.

Dow continues to work collaboratively across the supply chain on Responsible Care®, Supply Chain Design, Emergency Preparedness, Shipment Visibility and transportation of hazardous materials. Dow is cooperating with public and private entities to lead the implementation of advanced tank car design, and track and trace technologies. Further, Dow’s Distribution Risk Review process that has been in place for decades was expanded to address potential threats in all modes of transportation across the Company’s supply chain. To reduce vulnerabilities, Dow maintains security measures that meet or exceed regulatory and industry security standards in all areas in which the Company operates.

Dow continually works to strengthen partnerships with local responders, law enforcement and security agencies, and to enhance confidence in the integrity of the Company’s security and risk management program, as well as strengthen its preparedness and response capabilities. Dow also works closely with its supply chain partners and strives to educate lawmakers, regulators and communities about the Company’s resolve and actions to date that mitigate security and crisis threats.

Climate Change
Dow is committed to reducing its greenhouse gas (“GHG”) intensity (pounds of GHG per pound of product), developing climate-friendly products and processes and, over the longer term, implementing technology solutions to achieve even greater climate change improvements. Since 1990, Dow has reduced its absolute GHG emissions by more than 20 percent, a more rapid reduction than required by Kyoto Protocol targets. Since 1994, Dow has achieved a 22 percent improvement in energy intensity (the amount of energy required to produce one pound of product). In doing so, it has avoided consuming more than 1,700 trillion Btus, a savings that when converted to electricity would more than supply the residential electrical energy needs of California for one year. Through its energy savings, Dow has prevented approximately 90 million metric tons of carbon dioxide from entering the atmosphere. This trend could change, depending on business growth, capacity utilization and the pace of new technology development.

Dow also contributes to the climate change solution by producing products that help others reduce GHG emissions, such as lightweight plastics for automobiles and insulation for energy efficient homes and appliances. Dow has demonstrated its commitment to technological innovation and conservation. For example, Dow’s building insulation materials and air-sealing products can save up to 20 percent on heating and cooling costs and significantly reduce GHG emissions. The Company’s STYROFOAM™ insulation is installed in over 20 million buildings worldwide, saving over $10 billion in energy costs annually. Dow’s DOWTHERM™ A heat transfer fluids are used in three 50-megawatt solar units in Spain to help convert heat energy into electricity. The three solar plants will generate 150 megawatts of clean energy annually, enough to power 90,000 homes and save 450,000 tons of carbon dioxide per year.

Gains made toward Dow’s Energy Efficiency goal will directly impact progress in meeting its 2015 Climate Change goal to reduce GHG intensity by 2.5 percent a year per pound of product, from a 2005 baseline. Dow is studying the life cycle impact of its products on climate change and additional global projects that could offset the Company’s overall GHG emissions through carbon dioxide reduction.

Dow’s Energy & Climate Change Policy and Issue Management Team is tasked with developing and implementing a comprehensive strategy that addresses the challenges of climate change and energy security and is advocating an international framework that establishes clear pathways to help slow, stop and reverse the rate of GHG emissions.

Environmental Remediation
Dow accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Dow had an accrued liability of $539 million at December 31, 2009, related to the remediation of current or former Dow-owned sites. The balance included $86 million of environmental liabilities assumed from Rohm and Haas on April 1, 2009, related to the remediation of current and former Rohm and Haas-owned sites (see Note D to the Consolidated Financial Statements). At December 31, 2008, the liability related to remediation was $290 million.

In addition to current and former Dow-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), Dow is liable for remediation of other hazardous waste sites where Dow allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, Dow has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company’s remaining liability for the remediation of Superfund sites, including environmental liabilities of $73 million assumed from Rohm and Haas related to the remediation of Superfund sites, was $80 million at December 31, 2009 ($22 million at December 31, 2008). The Company has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites (1)		Superfund Sites (2)
	2009	2008	2009	2008
Number of sites at January 1	252	251	85	94
Sites acquired from Rohm and Haas	42	-	39	-
Sites added during year	2	3	6	9
Sites closed during year	(5)	(2)	(6)	(18)
Number of sites at December 31	291	252	124	85
(1)	Dow-owned sites are sites currently or formerly owned by Dow, where remediation obligations are imposed in the United States by the Resource Conservation Recovery Act or analogous state law. 153 of these sites were formerly owned by Dowell Schlumberger, Inc., a group of companies in which the Company previously owned a 50 percent interest. Dow sold its interest in Dowell Schlumberger in 1992.
(2)	Superfund sites are sites, including sites not owned by Dow, where remediation obligations are imposed by Superfund Law.

The Company’s manufacturing sites in Freeport, Texas; Midland, Michigan; and Philadelphia, Pennsylvania; and a Superfund site in Wood-Ridge, New Jersey, are the sites for which the Company has the largest environmental remediation accruals.

From the start of operations at the Freeport site in the 1940s until the mid-1970s, manufacturing wastes were typically placed in on-site pits and landfills. The resulting soil and groundwater contamination is being assessed and remediated under the provisions of the Resource Conservation Recovery Act (“RCRA”), in concert with the state of Texas. At December 31, 2009, the Company had an accrual of $29 million ($25 million at December 31, 2008) related to environmental remediation at the Freeport manufacturing site. In 2009, $3 million ($5 million in 2008) was spent on environmental remediation at the Freeport site.

Similar to the Freeport site, in the early days of operations at the Midland site, manufacturing wastes were usually disposed of on-site, resulting in soil and groundwater contamination, which has been contained and managed on-site under a series of RCRA permits and regulatory agreements. The most recent Hazardous Waste Operating License for the Midland site, issued in 2003, also included provisions for the Company to conduct an investigation to determine the nature and extent of off-site contamination from historic Midland site operations. The scope of the investigation includes Midland area soils; the Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay, and requires the Company to conduct interim response actions. In January 2010, the Company entered into a Federal Comprehensive Environmental Response, Compensation, and Liability Act Administrative Order on Consent to perform a Remedial Investigation, Feasibility Study and Remedial Design for the Tittabawassee and Saginaw River sediment and floodplain soils, and Saginaw Bay. See Note N to the Consolidated Financial Statements for additional information. At December 31, 2009, the Company had an accrual of $64 million ($35 million at December 31, 2008) for environmental remediation and investigation associated with the Midland site. In 2009, the Company spent $19 million ($36 million in 2008) on environmental remediation at the Midland site.

On April 1, 2009, the Company acquired Rohm and Haas’ Philadelphia Plant, which has been an industrial site since the early 1700s, and since the 1920s used by Rohm and Haas for the manufacture of a wide range of chemical products. Chemical disposal practices in the early years resulted in soil and groundwater contamination at the site and in the sediments of the adjacent Frankford Inlet. The site has undergone a number of investigations and interim cleanup measures under the RCRA Corrective Action Program, and in 2009, was transferred to the regulatory management of the Pennsylvania One Cleanup Program. At December 31, 2009, the Company had an accrual of $58 million for environmental remediation at the Philadelphia Plant. Since the acquisition, the Company has spent $1 million on environmental remediation at the Philadelphia Plant.

Rohm and Haas is a lead PRP at the Wood-Ridge, New Jersey Ventron/Velsicol Superfund Site, and the adjacent Berry’s Creek Study Area. Rohm and Haas is a successor in interest to a company that owned and operated a mercury processing facility, where wastewater and waste handling resulted in contamination of soils and adjacent creek sediments. The Ventron/Velsicol site is currently undergoing remediation. The Berry’s Creek Study Area is under the preliminary remedial investigation phase and the PRP group is conducting an investigation of sediment contamination in Berry’s Creek. Sediment removal was undertaken by the PRP group in 2009 in connection with an unrelated project to replace a flood control tidegate in the creek. At December 31, 2009, the Company had an accrual of $25 million for environmental remediation at the two Wood-Ridge sites. Since the April 1, 2009 acquisition, the Company has spent $24 million on environmental remediation at the two Wood-Ridge sites.

In total, the Company’s accrued liability for probable environmental remediation and restoration costs was $619 million at December 31, 2009, compared with $312 million at the end of 2008. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Company’s consolidated financial statements.

The amounts charged to income on a pretax basis related to environmental remediation totaled $269 million in 2009, $140 million in 2008 and $92 million in 2007. Capital expenditures for environmental protection were $219 million in 2009, $193 million in 2008 and $189 million in 2007.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2009	2008	2007
Claims unresolved at January 1	75,706	90,322	111,887
Claims filed	8,455	10,922	10,157
Claims settled, dismissed or otherwise resolved	(9,131)	(25,538)	(31,722)
Claims unresolved at December 31	75,030	75,706	90,322
Claimants with claims against both UCC and Amchem	24,146	24,213	28,937
Individual claimants at December 31	50,884	51,493	61,385

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

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

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

In November 2009, Union Carbide requested ARPC to review Union Carbide’s 2009 asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2009. In December 2009, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide’s own review of the asbestos claim and resolution activity and ARPC’s response, Union Carbide determined that no change to the accrual was required. At December 31, 2009, Union Carbide’s asbestos-related liability for pending and future claims was $839 million.

At December 31, 2009, approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims. At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2009	2008	2007	to Date as of Dec. 31, 2009
Defense costs	$62	$60	$84	$687
Resolution costs	$94	$116	$88	$1,480

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $58 million in 2009, $53 million in 2008 and $84 million in 2007, and was reflected in “Cost of sales” in the consolidated statements of income.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009, resulting in a shift between receivable balances further discussed below. The Insurance Litigation is ongoing.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $84 million at December 31, 2009 and $403 million at December 31, 2008. The decrease in the receivable was principally due to settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation. At December 31, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The balance of these receivables increased in 2009 principally as a result of settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation.

Receivables for Costs Submitted to Insurance Carriers With Settlement Agreements at December 31
In millions	2009	2008
Receivables for defense costs	$91	$28
Receivables for resolution costs	357	244
Total	$448	$272

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

Failure to Close
On December 31, 2008, the Company received a written notice from PIC with respect to the JVFA advising the Company of PIC’s position that certain conditions to closing were not satisfied and, therefore, PIC was not obligated to close the transaction. On January 2, 2009, PIC refused to close the K-Dow transaction in accordance with the JVFA. The Company disagrees with the characterizations and conclusions expressed by PIC in the written notice and the Company has informed PIC that it breached the JVFA. On January 6, 2009, the Company announced that it would seek to fully enforce its rights under the terms of the JVFA and various related agreements. Currently, the Company continues in a process to consider alternatives for these businesses.

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

The Dow Chemical Company and Subsidiaries
PART II, Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Dow’s business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as hedges per the accounting guidance related to derivatives and hedging activities, where appropriate. A secondary objective is to add value by creating additional non-specific exposure within established limits and policies; derivatives used for this purpose are not designated as hedges. The potential impact of creating such additional exposures is not material to the Company’s results.

The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps, and nonderivative instruments in foreign currencies. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The largest exposures are denominated in European currencies, the Japanese yen and the Canadian dollar, although exposures also exist in other currencies of Asia Pacific, Latin America, and India, Middle East and Africa.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The 2009 and 2008 year-end and average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR at December 31	2009		2008
In millions	Year-end	Average	Year-end	Average
Foreign exchange	$1	$3	$1	$3
Interest rate	$207	$205	$161	$105
Equities	$7	$11	$24	$16
Commodities	$3	$2	$6	$13
Composite	$212	$207	$158	$112

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $158 million at December 31, 2008 to a composite of $212 million at December 31, 2009. The increase related primarily to an increase in the interest rate VAR from $161 million to $207 million, principally due to debt issued in the second and third quarters of 2009.

See Note J to the Consolidated Financial Statements for further disclosure regarding market risk.

The Dow Chemical Company and Subsidiaries
PART II, Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

       /s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Midland, Michigan
February 19, 2010

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31	2009	2008	2007
Net Sales	$44,875	$57,361	$53,375
Cost of sales	39,148	51,913	46,302
Research and development expenses	1,492	1,310	1,305
Selling, general and administrative expenses	2,487	1,966	1,861
Amortization of intangibles	399	92	72
Goodwill impairment losses	7	239	-
Restructuring charges	689	839	578
Purchased in-process research and development charges	7	44	57
Acquisition and integration related expenses	166	49	-
Asbestos-related credit	-	54	-
Equity in earnings of nonconsolidated affiliates	630	787	1,122
Sundry income - net	891	89	324
Interest income	39	86	130
Interest expense and amortization of debt discount	1,571	648	584
Income from Continuing Operations Before Income Taxes	469	1,277	4,192
Provision (Credit) for income taxes	(97)	651	1,230
Net Income from Continuing Operations	566	626	2,962
Income from discontinued operations, net of income taxes	110	28	23
Net Income	676	654	2,985
Net income attributable to noncontrolling interests	28	75	98
Net Income Attributable to The Dow Chemical Company	648	579	2,887
Preferred stock dividends	312	-	-
Net Income Available for The Dow Chemical Company Common Stockholders	$336	$579	$2,887

Per Common Share Data:
Net income from continuing operations available for common stockholders	$0.22	$0.59	$3.00
Discontinued operations attributable to common stockholders	0.10	0.03	0.03
Earnings per common share - basic	$0.32	$0.62	$3.03

Net income from continuing operations available for common stockholders	$0.22	$0.59	$2.97
Discontinued operations attributable to common stockholders	0.10	0.03	0.02
Earnings per common share - diluted	$0.32	$0.62	$2.99

Common stock dividends declared per share of common stock	$0.60	$1.68	$1.635
Weighted-average common shares outstanding - basic	1,043.2	930.4	953.1
Weighted-average common shares outstanding - diluted	1,053.9	939.0	965.6
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At December 31	2009	2008
Assets
Current Assets
Cash and cash equivalents	$2,846	$2,800
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2009: $160; 2008: $124)	5,656	3,782
Other	3,539	3,074
Inventories	6,847	6,036
Deferred income tax assets - current	672	368
Total current assets	19,560	16,060
Investments
Investment in nonconsolidated affiliates	3,224	3,204
Other investments (investments carried at fair value - 2009: $2,136; 2008: $1,853)	2,561	2,245
Noncurrent receivables	210	276
Total investments	5,995	5,725
Property
Property	53,567	48,391
Less accumulated depreciation	35,426	34,097
Net property	18,141	14,294
Other Assets
Goodwill	13,114	3,394
Other intangible assets (net of accumulated amortization - 2009: $1,302; 2008: $825)	5,966	829
Deferred income tax assets - noncurrent	2,039	3,900
Asbestos-related insurance receivables - noncurrent	330	658
Deferred charges and other assets	792	614
Total other assets	22,241	9,395
Total Assets	$65,937	$45,474
Liabilities and Equity
Current Liabilities
Notes payable	$2,139	$2,360
Long-term debt due within one year	1,082	1,454
Accounts payable:
Trade	4,153	3,306
Other	2,014	2,227
Income taxes payable	186	637
Deferred income tax liabilities - current	78	88
Dividends payable	254	411
Accrued and other current liabilities	3,200	2,625
Total current liabilities	13,106	13,108
Long-Term Debt	19,152	8,042
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,285	746
Pension and other postretirement benefits - noncurrent	7,242	5,466
Asbestos-related liabilities - noncurrent	734	824
Other noncurrent obligations	3,294	3,208
Total other noncurrent liabilities	12,555	10,244
Preferred Securities of Subsidiaries	-	500
Stockholders' Equity
Preferred stock, series A ($1.00 par, $1,000 liquidation preference, 4,000,000 shares)	4,000	-
Common stock (authorized 1,500,000,000 shares of $2.50 par value each; issued 1,162,375,462 shares)	2,906	2,453
Additional paid-in capital	1,913	872
Retained earnings	16,704	17,013
Accumulated other comprehensive loss	(3,892)	(4,389)
Unearned ESOP shares	(519)	-
Treasury stock at cost (2009: 12,158,605 shares; 2008: 57,031,291 shares)	(557)	(2,438)
The Dow Chemical Company's stockholders' equity	20,555	13,511
Noncontrolling interests	569	69
Total equity	21,124	13,580
Total Liabilities and Equity	$65,937	$45,474
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2009	2008	2007
Operating Activities
Net Income	$676	$654	$2,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,827	2,236	2,190
Purchased in-process research and development charges	7	44	57
Provision (Credit) for deferred income tax	(652)	(260)	494
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	60	49	(348)
Pension contributions	(355)	(185)	(183)
Net loss (gain) on sales of investments	(9)	1	(143)
Net gain on sales of property, businesses and consolidated companies	(256)	(127)	(108)
Other net loss (gain)	(22)	15	(75)
Net gain on sales of ownership interest in nonconsolidated affiliates	(795)	-	-
Goodwill impairment losses	7	239	-
Restructuring charges	684	837	577
Asbestos-related credit	-	(54)	-
Excess tax benefits from share-based payment arrangements	(10)	(8)	(31)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(990)	2,853	(1,002)
Inventories	63	812	(712)
Accounts payable	304	(1,062)	799
Other assets and liabilities	536	(1,333)	(16)
Cash provided by operating activities	2,075	4,711	4,484
Investing Activities
Capital expenditures	(1,410)	(2,276)	(2,075)
Capital expenditures of consolidated variable interest entity	(273)	-	-
Proceeds from sales of property and businesses	294	252	211
Acquisitions of businesses	(35)	-	(143)
Purchases of previously leased assets	(713)	(63)	(30)
Investments in consolidated companies, net of cash acquired	(15,045)	(336)	(867)
Proceeds from sales of consolidated companies	1,563	66	-
Investments in nonconsolidated affiliates	(122)	(331)	(78)
Distributions from nonconsolidated affiliates	9	6	63
Proceeds from sales of ownership interests in nonconsolidated affiliates	1,413	-	30
Purchase of unallocated Rohm and Haas ESOP shares	(552)	-	-
Purchases of investments	(580)	(855)	(1,952)
Proceeds from sales and maturities of investments	684	800	1,983
Cash used in investing activities	(14,767)	(2,737)	(2,858)
Financing Activities
Changes in short-term notes payable	(418)	825	1,220
Proceeds from revolving credit facility	3,000	-	-
Payments on revolving credit facility	(3,000)	-	-
Proceeds from Term Loan	9,226	-	-
Payments on Term Loan	(9,226)	-	-
Proceeds from issuance of long-term debt	8,283	1,453	21
Payments on long-term debt	(1,790)	(760)	(1,354)
Redemption of preferred securities of subsidiaries and payment of accrued dividends	(520)	-	-
Purchases of treasury stock	(5)	(898)	(1,462)
Proceeds from issuance of common stock	966	-	-
Proceeds from issuance of preferred stock	7,000	-	-
Proceeds from sales of common stock	555	72	379
Issuance costs for debt and equity securities	(368)	(70)	-
Excess tax benefits from share-based payment arrangements	10	8	31
Distributions to noncontrolling interests	(24)	(45)	(51)
Dividends paid to stockholders	(1,030)	(1,563)	(1,512)
Cash provided by (used in) financing activities	12,659	(978)	(2,728)
Effect of Exchange Rate Changes on Cash	79	68	81
Summary
Increase (Decrease) in cash and cash equivalents	46	1,064	(1,021)
Cash and cash equivalents at beginning of year	2,800	1,736	2,757
Cash and cash equivalents at end of year	$2,846	$2,800	$1,736
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended December 31	2009	2008	2007
Preferred Stock
Balance at beginning of year	-	-	-
Preferred stock issued	$7,000	-	-
Preferred stock repurchased	(2,500)	-	-
Preferred stock converted to common stock	(500)	-	-
Balance at end of year	4,000	-	-
Common Stock
Balance at beginning of year	2,453	$2,453	$2,453
Common stock issued	453	-	-
Balance at end of year	2,906	2,453	2,453
Additional Paid-in Capital
Balance at beginning of year	872	902	830
Common stock issued	2,643	-	-
Sale of shares to ESOP	(1,529)	-	-
Stock-based compensation and allocation of ESOP shares	(73)	(30)	72
Balance at end of year	1,913	872	902
Retained Earnings
Balance at beginning of year	17,013	18,004	16,987
Net income available for The Dow Chemical Company common stockholders	336	579	2,887
Dividends declared on common stock (Per share: $0.60 in 2009, $1.68 in 2008 and $1.635 in 2007)	(639)	(1,556)	(1,548)
Other	(6)	(14)	(32)
Impact of the adoption of FIN No. 48	-	-	(290)
Balance at end of year	16,704	17,013	18,004
Accumulated Other Comprehensive Loss
Unrealized (Losses) Gains on Investments at beginning of year	(111)	71	42
Net change in unrealized gains (losses)	190	(182)	29
Balance at end of year	79	(111)	71
Cumulative Translation Adjustments at beginning of year	221	723	(12)
Translation adjustments	403	(502)	735
Balance at end of year	624	221	723
Pension and Other Postretirement Benefit Plans at beginning of year	(4,251)	(989)	(2,192)
Net prior service credit (cost)	19	16	(74)
Net (loss) gain	(355)	(3,278)	1,277
Balance at end of year	(4,587)	(4,251)	(989)
Accumulated Derivative (Loss) Gain at beginning of year	(248)	25	(73)
Net hedging results	(65)	(452)	20
Reclassification to earnings	305	179	78
Balance at end of year	(8)	(248)	25
Total accumulated other comprehensive loss	(3,892)	(4,389)	(170)
Unearned ESOP Shares
Balance at beginning of year	-	-	-
Shares acquired	(553)	-	-
Shares allocated to ESOP participants	34	-	-
Balance at end of year	(519)	-	-
Treasury Stock
Balance at beginning of year	(2,438)	(1,800)	(970)
Purchases	(5)	(898)	(1,455)
Sale of shares to ESOP	1,529	-	-
Issuance to employees and employee plans	357	260	625
Balance at end of year	(557)	(2,438)	(1,800)
The Dow Chemical Company's Stockholders' Equity	20,555	13,511	19,389
Noncontrolling Interests
Balance at beginning of year	69	414	365
Net income attributable to noncontrolling interests	28	75	98
Purchase of noncontrolling interests' share of subsidiaries	-	(376)	(1)
Distributions to noncontrolling interests	(24)	(45)	(51)
Acquisition of Rohm and Haas Company noncontrolling interests	432	-	-
Consolidation of variable interest entity	46	-	-
Other	18	1	3
Balance at end of year	569	69	414
Total Equity	$21,124	$13,580	$19,803
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2009	2008	2007
Net Income	$676	$654	$2,985
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2009, 2008, 2007)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period (net of tax of $53, $(70), $42)	134	(158)	70
Less: Reclassification adjustments for net amounts included in net income (net of tax of $30, $(13), $(22))	56	(24)	(41)
Cumulative translation adjustments (net of tax of $(15), $(22), $5)	403	(502)	735
Defined benefit pension plans:
Prior service cost arising during period (net of tax of $(1), $-, $(53))	(1)	(4)	(88)
Net gain (loss) arising during period (net of tax of $(257), $(1,561), $630)	(433)	(3,307)	1,150
Less: Amortization of prior service cost included in net periodic pension costs (net of tax of $8, $8, $5)	20	20	14
Less: Amortization of net loss included in net periodic pension costs (net of tax of $40, $13, $67)	78	29	127
Net gains (losses) on cash flow hedging derivative instruments (net of tax of $56, $(49), $14)	240	(273)	98
Total other comprehensive income (loss)	497	(4,219)	2,065
Comprehensive Income (Loss)	1,173	(3,565)	5,050
Comprehensive income attributable to noncontrolling interests, net of tax	28	75	98
Comprehensive Income (Loss) Attributable to The Dow Chemical Company	$1,145	$(3,640)	$4,952
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies, joint ventures and partnerships) are accounted for using the equity method.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets in “Accrued and other current liabilities” and “Other noncurrent obligations” at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as “Accounts and notes receivable - Other.”

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

Financial Instruments
The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard pricing models with market-based inputs that take into account the present value of estimated future cash flows.

The Company utilizes derivatives to manage exposures to currency exchange rates, commodity prices and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or AOCI, depending on the use of the derivative and whether it qualifies for hedge accounting treatment.

Gains and losses on derivatives that are designated and qualify as cash flow hedging instruments are recorded in AOCI, to the extent the hedges are effective, until the underlying transactions are recognized in income. To the extent effective, gains and losses on derivative and nonderivative instruments used as hedges of the Company’s net investment in foreign operations are recorded in AOCI as part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in income immediately.

Gains and losses on derivatives designated and qualifying as fair value hedging instruments, as well as the offsetting losses and gains on the hedged items, are reported in income in the same accounting period. Derivatives not designated as hedging instruments are marked-to-market at the end of each accounting period with the results included in income.

Inventories
Inventories are stated at the lower of cost or market. The method of determining cost for each subsidiary varies among last-in, first-out (“LIFO”); first-in, first-out (“FIFO”); and average cost, and is used consistently from year to year.

Property
Land, buildings and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method, unless the asset was capitalized before 1997 when the declining balance method was used. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

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

Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units.

Finite-lived intangible assets such as purchased customer lists, licenses, intellectual property, patents, trademarks and software, are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging from three to twenty years. Finite-lived intangible assets are reviewed for impairment or obsolescence annually, or more frequently if events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows.

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

Investments
Investments in debt and marketable equity securities (including warrants), primarily held by the Company’s insurance operations, are classified as trading, available-for-sale or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in AOCI. Those classified as held-to-maturity are recorded at amortized cost. The cost of investments sold is determined by specific identification. The Company routinely reviews available-for-sale and held-to-maturity securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the security is written down to fair value, establishing a new cost basis.

Revenue
Sales are recognized when the revenue is realized or realizable, and has been earned. Approximately 98 percent of the Company’s sales are related to sales of product. The remaining 2 percent are related to the Company’s service offerings, insurance operations, and licensing of patents and technology. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of the Company’s products are sold FOB (free on board) shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product passes when the product is delivered to the freight carrier. Dow’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Freight costs and any directly related costs of transporting finished product to customers are recorded as “Cost of sales.”

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

Severance Costs
The Company routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under Dow’s ongoing benefit arrangements. These severance costs are accrued under the guidance of ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” once management commits to a plan of termination including the number of employees to be terminated, their job classifications or functions, their locations and the expected completion date.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred tax assets is recognized in income in the period that includes the enactment date.

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

NOTE B – RECENT ACCOUNTING GUIDANCE

Accounting Standards Codification
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative U.S. GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs replace accounting guidance that was historically issued as Statements of Financial Accounting Standards (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Abstracts and other types of accounting standards. The Codification became effective September 30, 2009 for the Company, and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.

Accounting for Noncontrolling Interests
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (codified in ASC Topic 810, “Consolidation”), was effective January 1, 2009 for the Company, and established accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary. The retrospective presentation and disclosure requirements outlined by the consolidation guidance have been incorporated into this Annual Report on Form 10-K.

In accordance with the new guidance on noncontrolling interests, the Company revised all previous references to “minority interests” in the consolidated financial statements to “noncontrolling interests,” and made the following changes:

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

•	The Consolidated Statements of Cash Flows now begin with “Net Income” instead of “Net Income Available for Common Stockholders.”

•	The Consolidated Statements of Equity now include a section for “Noncontrolling interests.”

•
The Consolidated Statements of Comprehensive Income now separately present the components of “Comprehensive Income (Loss),” “Comprehensive income attributable to noncontrolling interests, net of tax” and “Comprehensive Income (Loss) Attributable to The Dow Chemical Company.” “Comprehensive Income (Loss) Attributable to The Dow Chemical Company” is equivalent to the previously reported “Comprehensive Income.”

On December 31, 2009, the Company adopted ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” which clarifies the decrease-in-ownership provisions of ASC Topic 810-10 and guidance applicability. In addition, the ASU expands the required disclosures upon deconsolidation of a subsidiary. The Company will apply this ASU, as applicable, to transactions in the future.

Fair Value Measurements
On January 1, 2009, the Company adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (codified in ASC Topic 820, “Fair Value Measurements and Disclosures”), related to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on the financial statements on a recurring basis. Since the Company’s fair value measurements for nonfinancial assets and nonfinancial liabilities were consistent with the guidance of the FSP, the adoption of the guidance did not have a material impact on the Company’s consolidated financial statements. The Company’s required disclosures are included in Note K.

On June 30, 2009, the Company adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (codified in ASC Topic 820). This FSP provided additional guidance for estimating the fair value when the market activity for an asset or liability has declined significantly. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On October 1, 2009, the Company adopted ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.” This ASU clarified the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On December 31, 2009, the Company adopted ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which provided guidance within ASC Topic 820 on measuring the fair value of certain alternative investments in entities that calculate net asset values. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Other Recently Adopted Accounting Guidance
On December 31, 2008, the Company early adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (codified in ASC Topic 815, “Derivatives and Hedging”). This guidance required enhanced disclosures about an entity’s derivative and hedging activities. The Company’s required disclosures are included in Note J.

On January 1, 2009, the Company adopted EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (codified in ASC Topic 260, “Earnings Per Share”), related to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The guidance affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends are not required to be returned if employees forfeit the award. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (codified in ASC Topic 805, “Business Combinations” and ASC Topic 820). This guidance states that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value if the acquisition date fair value can be reasonably determined. If the acquisition date fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with ASC Topic 450, “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies,” and FIN No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5”). The FSP also requires new disclosures for the assets and liabilities within the scope of this Topic. See Note D for disclosures related to a recent business combination.

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

On June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (codified in ASC Topic 855, “Subsequent Events”). This guidance established the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures. The Company has evaluated subsequent events in accordance with this guidance through the filing of this Annual Report on Form 10-K on February 19, 2010.

On December 31, 2009, the Company adopted FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (codified in ASC Topic 715, “Compensation - Retirement Benefits”). The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. The required disclosures are included in Note P.

Accounting Guidance Issued But Not Adopted as of December 31, 2009
In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. This ASU is effective for the first annual reporting period after November 15, 2009, which is January 1, 2010 for the Company. The Company is evaluating the impact of adopting the guidance and anticipates that certain sales of accounts receivables, under the terms and conditions in place at December 31, 2009, would be classified as secured borrowings in the consolidated balance sheets upon adoption. Under these arrangements, $915 million was outstanding at January 1, 2010. The maximum amount of receivables available for participation in these programs was $1,939 million at January 1, 2010; the average monthly participation in 2009 was approximately $936 million. In January 2010, the Company terminated one of these arrangements and replaced it with a new arrangement that is expected to qualify for treatment as a sale under ASU 2009-16. Such arrangement related to $294 million of the $915 million outstanding at January 1, 2010 and $1,100 million of the $1,939 million maximum participation.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. This ASU is effective for the first annual reporting period after November 15, 2009, which is January 1, 2010 for the Company. The Company is currently evaluating the impact of adopting the guidance and anticipates that upon adoption the ethylene facility disclosed as a variable interest entity in Note R will be consolidated by the Company as primary beneficiary. At January 1, 2010, the estimated obligation on this arrangement was $394 million and the estimated net book value of the asset was approximately $80 million; the difference would be recognized as a cumulative effect adjustment to retained earnings. The outstanding obligation related to the facility will mature in 2014.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company is currently evaluating the impact of adopting the guidance.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies input and valuation techniques. This ASU is effective for the first reporting period beginning after December 15, 2009. The Company is currently evaluating the impact of adopting the guidance and will include any required disclosures in its report for the interim period ended March 31, 2010, as appropriate.

NOTE C – RESTRUCTURING

2009 Restructuring
On June 30, 2009, the Company’s Board of Directors approved a restructuring plan related to the Company’s acquisition of Rohm and Haas Company (“Rohm and Haas”) as well as actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the elimination of approximately 2,500 positions primarily resulting from synergies achieved as a result of the acquisition of Rohm and Haas. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily during the next two years. As a result of the restructuring activities, the Company recorded pretax restructuring charges of $677 million in the second quarter of 2009, consisting of asset write-downs and write-offs of $454 million, costs associated with exit or disposal activities of $68 million and severance costs of $155 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as shown in the following table, which also reflects adjustments made in 2009 to the current plan, as well as the 2008 and 2007 plans, as discussed below and in the sections titled “2008 Restructuring” and “2007 Restructuring.”

2009 Restructuring Charges by Operating Segment
In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Electronic and Specialty Materials	$68	-	-	$68
Coatings and Infrastructure	167	$4	-	171
Performance Products	73	-	-	73
Basic Plastics	1	-	-	1
Basic Chemicals	75	-	-	75
Hydrocarbons and Energy	65	-	-	65
Corporate	5	64	$155	224
Total 2009 restructuring charges	$454	$68	$155	$677
Adjustments to restructuring charges:
2009 - Corporate	-	13	-	13
2008 - Corporate	-	-	19	19
2007 - Health and Agricultural Sciences	-	(15)	-	(15)
2007 - Corporate	-	-	(5)	(5)
Net 2009 restructuring charges	$454	$66	$169	$689

Details regarding the components of the 2009 restructuring charges are discussed below:

Impairment of Long-Lived Assets and Other Assets
The restructuring charges related to the write-down or write-off of assets totaled $454 million. Write-downs were related to Dow’s facilities located in Hahnville and Plaquemine, Louisiana; the United States Federal Trade Commission (“FTC”) required divestiture of certain acrylic monomer and specialty latex assets in North America; and other small manufacturing facilities where the acquisition of Rohm and Haas resulted in overlapping manufacturing capabilities. Details regarding these write-downs or write-offs are as follows:

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

•
Due to an expected loss arising from the FTC required divestitures of certain acrylic monomer and specialty latex assets within eight months of the closing of the acquisition of Rohm and Haas, the Company recognized an impairment charge of $205 million against the Coatings and Infrastructure ($134 million) and Performance Products ($71 million) segments in the second quarter of 2009. The divestiture of the assets was completed in January 2010 (see Note E).

•
The decision was made to shut down a number of small manufacturing facilities to optimize the assets of the Company. Write-downs of $96 million were recorded in the second quarter of 2009, primarily impacting the Electronic and Specialty Materials ($66 million) and Coatings and Infrastructure ($28 million) segments.

The restructuring charges in the second quarter of 2009 also included the write-off of capital project spending ($20 million) and other assets ($7 million) associated with plant closures. These charges were reflected in the results of the operating segments impacted by the restructuring activities.

Costs Associated with Exit or Disposal Activities
The restructuring charges for costs associated with exit or disposal activities totaled $68 million in the second quarter of 2009 and included environmental remediation of $64 million, impacting Corporate, with the remainder relating to contract termination fees and other charges. In the fourth quarter of 2009, the Company increased the reserve by $13 million to reflect additional expense for pension settlements related to the Rohm and Haas acquisition.

Severance Costs
The restructuring charges included severance of $155 million for the separation of approximately 2,500 employees under the terms of the Company’s ongoing benefit arrangements, primarily over the next two years. These costs were charged against Corporate. At December 31, 2009, severance of $72 million had been paid and a currency adjusted liability of $84 million remained for approximately 1,221 employees.

The following table summarizes the activities related to the Company’s restructuring reserve:

2009 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the second quarter of 2009	$454	$68	$155	$677
Cash payments	-	-	(72)	(72)
Charges against reserve	(454)	(13)	-	(467)
Adjustment to reserve	-	13	-	13
Foreign currency impact	-	-	1	1
Reserve balance at December 31, 2009	-	$68	$84	$152

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

Restructuring Reserve Assumed from Rohm and Haas
Included in liabilities assumed in the April 1, 2009 acquisition of Rohm and Haas was a reserve of $122 million for severance and employee benefits for the separation of 1,255 employees under the terms of Rohm and Haas’ ongoing benefit arrangement. The separations resulted from plant shutdowns, production schedule adjustments, productivity improvements and reductions in support services. Cash payments are expected to be paid over the next two years. In the fourth quarter of 2009, the Company decreased the severance reserve assumed from Rohm and Haas by $9 million, recorded in “Cost of sales,” to adjust the reserve to the expected future severance payments. In the nine-month period following the acquisition, severance of $43 million was paid, leaving a currency adjusted liability of $68 million for approximately 552 employees at December 31, 2009.

Restructuring Reserve Assumed from Rohm and Haas
In millions	Severance Costs
Reserve balance assumed on April 1, 2009	$122
Cash payments	(43)
Adjustments to reserve	(9)
Foreign currency impact	(2)
Reserve balance at December 31, 2009	$68

2008 Restructuring
On December 5, 2008, the Company’s Board of Directors approved a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the severe economic downturn. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction, which are targeted to be completed by the end of 2010. As a result of the shutdowns and global workforce reduction, the Company recorded pretax restructuring charges of $785 million in the fourth quarter of 2008. The charges consisted of asset write-downs and write-offs of $336 million, costs associated with exit or disposal activities of $128 million and severance costs of $321 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as shown in the following table, which also reflects adjustments made in 2008 to the 2007 and 2006 restructuring charges. See the section titled “2007 Restructuring” for further discussion of adjustments to the 2007 restructuring charges.

2008 Restructuring Charges by Operating Segment
In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Electronic and Specialty Materials	$10	-	-	$10
Coatings and Infrastructure	15	$1	-	16
Performance Systems	67	1	-	68
Performance Products	39	-	-	39
Basic Plastics	96	2	-	98
Basic Chemicals	86	20	-	106
Hydrocarbons and Energy	15	3	-	18
Corporate	8	101	$321	430
Total 2008 restructuring charges	$336	$128	$321	$785
Adjustments to 2007 restructuring charge:
Performance Systems	-	2	-	2
Health and Agricultural Sciences	-	3	-	3
Basic Plastics	30	20	-	50
Corporate	-	5	-	5
Adjustments to 2006 restructuring charge:
Basic Chemicals	-	(3)	-	(3)
Corporate	-	-	(3)	(3)
Net 2008 restructuring charges	$366	$155	$318	$839

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

•	Due to a severe economic downturn, the Company decided in the fourth quarter of 2008 to shut down a number of facilities, including the following:

•
Chlor-alkali manufacturing facility in Oyster Creek, Texas. A $31 million write-off of the net book value of the related buildings, machinery and equipment against the Basic Chemicals segment was recorded in the fourth quarter of 2008. This facility was shut down in the first quarter of 2009.

•
Styrene and styrene derivatives manufacturing facilities principally in Freeport, Texas; Pittsburg, California; Terneuzen, The Netherlands; King’s Lynn, England; and Varennes, Canada. A $37 million write-off of the net book value of the related buildings, machinery and equipment was recorded in the fourth quarter of 2008 against the Hydrocarbons and Energy ($14 million), Basic Plastics ($6 million), Performance Products ($10 million) and Coatings and Infrastructure ($2 million) segments, as well as Corporate ($5 million). The facilities were shut down in the fourth quarter of 2009.

•
Facilities that manufacture NORDEL™ hydrocarbon rubber in Seadrift, Texas, and TYRIN™ chlorinated polyethylene in Plaquemine, Louisiana. A $36 million write-down of the net book value of the related buildings, machinery and equipment against the Performance Systems segment was recorded in the fourth quarter of 2008. Both facilities were closed in the first quarter of 2009.

•
Solution vinyl resin manufacturing facilities in Texas City, Texas. A $26 million write-down of the net book value of the related buildings, machinery and equipment against the Performance Products segment was recorded in the fourth quarter of 2008. This plant was shut down in the third quarter of 2009.

•
Perchloroethylene/carbon tetrachloride manufacturing facility in Aratu, Brazil. An $11 million write-off of the net book value of the related buildings, machinery and equipment against the Basic Chemicals segment was recorded in the fourth quarter of 2008. This facility is expected to be shut down by the end of the first quarter of 2010.

•	In addition to the locations described above, the restructuring charges for plant closures included $26 million related to the shutdown of several small production facilities.

•
The Company decided in the fourth quarter of 2008 to pursue strategic alternatives regarding its Wilton, England, ethylene oxide/ethylene glycol (“EO/EG”) plant. Based on the results of asset impairment testing, an impairment charge of $30 million against the Basic Chemicals segment was recorded in the fourth quarter of 2008. The plant was shut down in January 2010.

•
Due to an expected loss on the pending sale of the automotive sealants business in Europe, an impairment charge of $8 million against the Performance Systems segment was recorded in the fourth quarter of 2008. The business was sold in the first quarter of 2009.

•
Due to a change in scope, the Company’s investment (primarily engineering costs) in a project to form a joint venture to design, build and operate a petrochemical complex in Oman was written down. An $83 million write-down of the project-related spending against the Basic Plastics segment was recorded in the fourth quarter of 2008.

The restructuring charges in the fourth quarter of 2008 also included the write-off of capital project spending ($13 million); spare parts ($9 million) and catalysts ($6 million) associated with plant closures; other assets ($5 million); as well as a loss on the sale of inventory ($15 million) associated with the divestiture of the automotive sealants business in Europe. These write-offs were related to the businesses involved in the shutdown of assets and were therefore reflected in the results of various operating segments.

Costs Associated with Exit or Disposal Activities
The restructuring charges for costs associated with exit or disposal activities totaled $128 million in 2008 and included pension curtailment costs and termination benefits of $88 million reflected in Corporate; and environmental remediation and asbestos abatement of $40 million primarily impacting Basic Chemicals and Corporate.

Severance Costs
As a result of the Company’s decision to shut down assets around the world and implement a global workforce reduction, the restructuring charges included severance of $321 million for the separation of approximately 3,000 employees under the terms of Dow’s ongoing benefit arrangements, primarily over the next two years. These costs were charged against Corporate. In the first quarter 2009, the Company increased the severance reserve by $19 million, including approximately 500 additional employees. At December 31, 2009, severance of approximately $289 million had been paid and a currency adjusted liability of $53 million remained for approximately 293 employees.

The following table summarizes the activities related to the Company’s restructuring reserve:

2008 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the fourth quarter of 2008	$336	$128	$321	$785
Cash payments	-	-	(2)	(2)
Charges against reserve	(336)	-	-	(336)
Reserve balance at December 31, 2008	-	$128	$319	$447
Adjustment to reserve	-	-	19	19
Cash payments	-	-	(287)	(287)
Foreign currency impact	-	7	2	9
Reserve balance at December 31, 2009	-	$135	$53	$188

2007 Restructuring
On December 3, 2007, the Company’s Board of Directors approved a restructuring plan that included the shutdown of a number of assets and organizational changes within targeted support functions to improve the efficiency and cost effectiveness of the Company’s global operations. As a result of these shutdowns and organizational changes, which were substantially complete at year-end 2009, the Company recorded pretax restructuring charges totaling $590 million in the fourth quarter of 2007. The charges consisted of asset write-downs and write-offs of $422 million, costs associated with exit or disposal activities of $82 million and severance costs of $86 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as shown in the following table, which also reflects adjustments made in 2007 to the 2006 restructuring charges.

2007 Restructuring Charges by Operating Segment
In millions	Impairment of Long-Lived Assets, Other Intangible Assets and Equity Investments	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Electronic and Specialty Materials	$25	$2	-	$27
Coatings and Infrastructure	19	1	-	20
Health and Agricultural Sciences	58	19	-	77
Performance Systems	123	32	-	155
Performance Products	59	-	-	59
Basic Plastics	96	-	-	96
Basic Chemicals	7	-	-	7
Hydrocarbons and Energy	31	13	-	44
Corporate	4	15	$86	105
Total 2007 restructuring charges	$422	$82	$86	$590
Adjustments to 2006 restructuring charge:
Performance Products	-	(4)	-	(4)
Corporate	-	-	(8)	(8)
Net 2007 restructuring charges	$422	$78	$78	$578

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

•
Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from generic suppliers, the Company launched an information/consultation process with local employee representatives on a closure project in the fourth quarter of 2007 and recorded an asset impairment charge related to its agricultural products manufacturing site located in Lauterbourg, France. Upon completion of the information/consultation process, the plant was shut down in the fourth quarter of 2008. A $44 million write-down of the net book value of the related buildings, machinery and equipment against the Health and Agricultural Sciences segment was recorded in the fourth quarter of 2007.

•
The Company evaluated the economic and financial feasibility of its styrene plant in Camaçari, Brazil, and due to raw material competitiveness, the age of the facility, as well as the ready availability of styrene within the global marketplace, the Company idled the facility in the fourth quarter of 2007 and recorded a $14 million write-down of the net book value of the related buildings, machinery and equipment against the Hydrocarbons and Energy segment. The assets were sold in the fourth quarter of 2009.

•
The Company decided to close its hydroxyethyl cellulose manufacturing facility located in Aratu, Brazil, due to a number of factors, including capacity limitations, high structural and raw material costs, and older technology. A $12 million write-down of the net book value of the related buildings, machinery and equipment was recorded against the Electronic and Specialty Materials segment in the fourth quarter of 2007. The facility was shut down in the first quarter of 2008.

•
The Company determined that the operating costs of its fiber solution manufacturing plant in Tarragona, Spain, could not be sustained. The Company is continuing to evaluate more economically viable alternative manufacturing options. As a result, the Company recorded a $29 million impairment write-down of the net book value of the related buildings, machinery and equipment against the Performance Systems segment in the fourth quarter of 2007.

•
Due to a number of factors, including the inability to secure an economically sustainable source of propylene and the use of older technologies at the plant, Union Carbide decided in the fourth quarter of 2007 to shut down its polypropylene facility at St. Charles Operations in Hahnville, Louisiana. As a result of the decision, a $23 million write-down of the net book value of the related buildings, machinery and equipment was recorded against the Basic Plastics segment in the fourth quarter of 2007. The plant was shut down in the first quarter of 2008.

•
The Company determined that it would not be possible to renegotiate an economically viable contract manufacturing agreement to continue the operations of the rubber plant located in Berre, France. A $27 million impairment write-down of the net book value of the related buildings, machinery and equipment was recorded against the Performance Systems segment in the fourth quarter of 2007. The plant was shut down in the second quarter of 2008.

•
The Company assessed the long-term profitability of its participation in the automotive sealants business and determined that the projected results are inconsistent with the financial performance expected of a market-facing business. As a result, in the fourth quarter of 2007, the Company made the decision to exit the automotive sealants business in North America, Asia Pacific and Latin America by mid-2009, which was completed in 2009. The business explored strategic options within Europe and decided in the fourth quarter of 2008 to divest the automotive sealants business within Europe. A $58 million write-down of the net book value of the related buildings, machinery and equipment against the Performance Systems segment was recorded in the fourth quarter of 2007.

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

•
Due to the loss of a significant portion of business and the lack of replacement business opportunities, the Company determined its equity investment in Dow Reichhold Specialty Latex LLC, a 50:50 joint venture, to be other-than-temporarily impaired and recorded a $42 million write-down of its interest in Dow Reichhold Specialty Latex LLC against the Performance Products segment in the fourth quarter of 2007. An agreement was reached in the third quarter of 2008 to end the Company’s involvement in the joint venture.

In addition to the write-downs described above, the restructuring charges for investments in nonconsolidated affiliates included $11 million related to the dissolution of two smaller joint ventures.

The restructuring charges in the fourth quarter of 2007 also included the write-off of capital project spending ($37 million); and trademarks and patents ($2 million), which the Company determined to be of no further value; as well as spare parts and catalysts ($11 million) associated with the plant closures. These write-offs were principally related to the businesses involved in the shutdown of assets and were therefore reflected in the results of various operating segments.

Costs Associated with Exit or Disposal Activities
The restructuring charges for costs associated with exit or disposal activities totaled $82 million in 2007 and included contract termination fees of $53 million, pension curtailment costs and termination benefits of $15 million, environmental remediation of $7 million and $7 million of other related costs. In the fourth quarter of 2008, an additional $5 million was recorded for environmental remediation and reflected in Corporate.

Contract termination fees of $53 million represented the Company’s best estimate of the fair value to negotiate the settlement of the early cancellation of several service and supply agreements principally related to the shutdown of manufacturing assets within the Performance Systems and Health and Agricultural Sciences segments. In the fourth quarter of 2008, based on negotiated settlements related to contract termination fees, the contract termination fees associated with the 2007 restructuring charge were increased $5 million and reflected in the Performance Systems ($2 million) and Health and Agricultural Sciences ($3 million) segments.

In the second quarter of 2009, the Company reduced the reserve related to contract termination fees by $15 million as a result of the Company’s acquisition of Rohm and Haas, impacting the Health and Agricultural Sciences segment. The initial liability established in 2007 included contract termination fees related to the cancellation of contract manufacturing agreements between the Company and Rohm and Haas. Following completion of the acquisition, the liability for these fees was reversed.

Severance Costs
As a result of the Company’s decision to shut down assets around the world, and complete other workforce optimization activities, the restructuring charges recorded in 2007 included severance of $86 million for the separation of approximately 978 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. These costs were charged against Corporate. At December 31, 2007, severance of approximately $1 million had been paid to 12 employees and a liability of $85 million remained for approximately 966 employees. During 2008, severance of $47 million was paid to 439 employees, bringing the total payments against the program to $48 million paid to 451 employees. At December 31, 2008, a currency adjusted liability of $37 million remained for approximately 527 employees. In the fourth quarter of 2009, the Company reduced the severance reserve by $5 million as redeployment opportunities for affected employees were identified. During 2009, severance of $23 million was paid, bringing the total payments against the program to $71 million. At December 31, 2009, a currency adjusted liability of $9 million remained for approximately 124 employees, with anticipated departure dates primarily in the first quarter of 2010.

The following table summarizes the activities related to the Company’s restructuring reserve:

2007 Restructuring Activities In millions	Impairment of Long-Lived Assets, Other Intangible Assets and Equity Investments	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the fourth quarter of 2007	$422	$82	$86	$590
Cash payments	-	-	(1)	(1)
Charges against reserve	(422)	(3)	-	(425)
Reserve balance at December 31, 2007	-	$79	$85	$164
Adjustments to reserve	$30	30	-	60
Cash payments	-	(7)	(47)	(54)
Charges against reserve	(30)	-	-	(30)
Foreign currency impact	-	(9)	(1)	(10)
Reserve balance at December 31, 2008	-	$93	$37	$130
Adjustments to reserve	-	(15)	(5)	(20)
Cash payments	-	(38)	(23)	(61)
Foreign currency impact	-	11	-	11
Reserve balance at December 31, 2009	-	$51	$9	$60

The shutdowns and optimization activities related to the 2007 restructuring plan were substantially complete in 2009, with remaining liabilities primarily related to environmental remediation and pension to be paid over time.

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

As a condition of the FTC’s approval of the Merger, the Company is required to divest a portion of its acrylic monomer business, a portion of its specialty latex business and its hollow sphere particle business. Total net sales and cost of sales for these businesses amounted to approximately one percent of the Company’s 2008 net sales and cost of sales. The sale of the required portion of the acrylic monomer business and the required portion of the specialty latex business was completed on January 25, 2010 (see Note E).

The following table provides net sales and results of operations from the Rohm and Haas acquired businesses included in the Company’s results since the April 1, 2009 acquisition. Included in the results from Rohm and Haas was $257 million of restructuring charges (see Note C for information regarding the Company’s 2009 restructuring activities), a one-time increase in cost of sales of $209 million related to the fair value step-up of inventories acquired from Rohm and Haas and sold in the second quarter of 2009 and a pretax loss of $56 million on the early extinguishment of debt.

Rohm and Haas Results of Operations In millions	April 1 - Dec. 31, 2009
Net sales	$5,599
Loss from Continuing Operations Before Income Taxes	$(134)

The following table provides pro forma net sales and results of operations for the years ended December 31, 2009 and December 31, 2008, as if Rohm and Haas had been acquired on January 1 of each year. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Rohm and Haas resulting from the fair valuation of assets acquired and the impact of acquisition financing in place at December 31, 2009. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Rohm and Haas. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

Pro Forma Results of Operations In millions, except per share amounts	2009	2008
Net sales	$45,853	$65,704
Net income (loss) available for The Dow Chemical Company common stockholders	$(501)	$(317)
Earnings (Loss) per common share - diluted	$(0.45)	$(0.29)

The following table summarizes the fair values of the assets acquired and liabilities assumed from Rohm and Haas on April 1, 2009. Since the acquisition, net adjustments of $244 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are reflected in the values presented below. The valuation process is not complete. Final determination of the fair values may result in further adjustments to the values presented below.

Assets Acquired and Liabilities Assumed on April 1, 2009 In millions	Initial Valuation	Net Adjustments to Fair Value	As Adjusted
Purchase Price	$15,681	-	$15,681
Fair Value of Assets Acquired
Current assets	$2,710	-	$2,710
Property	3,930	$(138)	3,792
Other intangible assets (1)	4,475	830	5,305
Other assets	1,288	32	1,320
Net assets of the Salt business (2)	1,475	(167)	1,308
Total Assets Acquired	$13,878	$557	$14,435
Fair Value of Liabilities and Noncontrolling Interests Assumed
Current liabilities	$1,218	$(11)	$1,207
Long-term debt	2,528	13	2,541
Accrued and other liabilities and noncontrolling interests	702	-	702
Pension benefits	1,119	-	1,119
Deferred tax liabilities – noncurrent	2,482	311	2,793
Total Liabilities and Noncontrolling Interests Assumed	$8,049	313	$8,362
Goodwill (1)	$9,852	$(244)	$9,608
(1)	See Note I for additional information.
(2)	Morton International, Inc.; see Note E.

The fair value of receivables acquired from Rohm and Haas on April 1, 2009 (net of the Salt business) was $1,001 million, with gross contractual amounts receivable of $1,048 million. Liabilities assumed from Rohm and Haas on April 1, 2009 included certain contingent environmental liabilities valued at $159 million and a liability of $185 million related to Rohm and Haas Pension Plan matters (see Note N), which were valued in accordance with the accounting guidance for contingencies. Operating loss carryforwards of $2,189 million were acquired from Rohm and Haas on April 1, 2009, $137 million of which were subject to expiration in 2009 through 2013.

The following table summarizes the major classes of assets and liabilities underlying the deferred tax liabilities resulting from the acquisition of Rohm and Haas:

Deferred Tax Liabilities Assumed on April 1, 2009 In millions	As Adjusted
Intangible assets	$1,491
Property	475
Long-term debt	233
Inventory	80
Other accruals and reserves	514
Total Deferred Tax Liabilities	$2,793

The acquisition resulted in the recognition of $9,608 million of goodwill, which is not deductible for tax purposes. See Note I for further information on goodwill, including the allocation by segment.

Goodwill largely consists of expected synergies resulting from the acquisition. Key areas of cost savings include increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead for shared services and governance. The Company also anticipates that the transaction will produce significant growth synergies through the application of each company’s innovative technologies and through the combined businesses’ broader product portfolio in key industry segments with strong global growth rates.

Financing for the Rohm and Haas Acquisition
Financing for the acquisition of Rohm and Haas included debt and equity financing (see Notes O, V and W).

Rohm and Haas Acquisition and Integration Related Expenses
During 2009, pretax charges totaling $166 million ($49 million during 2008) were recorded for legal expenses and other transaction and integration costs related to the April 1, 2009 acquisition of Rohm and Haas. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Acquisition and integration related expenses” and reflected in Corporate. An additional $60 million of acquisition-related retention expenses were incurred during 2009 and recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” and reflected in Corporate.

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

The results of Wolff Walsrode’s operations were reflected in the Company’s consolidated income statements beginning in the third quarter of 2007, primarily in the Electronic and Specialty Materials segment.

Purchased In-Process Research and Development
Purchased in-process research and development (“IPR&D”) represents the value assigned in a business combination to acquired research and development projects that, as of the date of the acquisition, had not established technological feasibility and had no alternative future use. Prior to January 1, 2009, amounts assigned to IPR&D meeting these criteria were charged to expense as part of the allocation of the purchase price of the business combination. With the adoption of ASC Topic 805, “Business Combinations,” on January 1, 2009, IPR&D acquired in a business combination is capitalized and tested for impairment annually.

The Company recorded pretax charges totaling $7 million in 2009 for IPR&D projects associated with the purchase of technology that was not part of a business combination. The Company recorded pretax charges totaling $44 million in 2008 and $57 million in 2007 for IPR&D projects associated with several acquisitions. The estimated values assigned to the IPR&D projects were determined primarily based on a discounted cash flow model and are shown below:

In-Process Research and Development Projects Acquired In millions	Date of Acquisition	Estimated Value Assigned to IPR&D
2009
Lithium ion battery technology purchase	October 30, 2009	$7
2008
Germplasm from Triumph Seed Co., Inc.	February 29, 2008	$4
Germplasm from Dairyland Seed Co., Inc. and Bio-Plant Research Ltd.	August 29, 2008	23
Germplasm from Südwestsaat GbR	December 16, 2008	17
Total 2008 IPR&D		$44
2007
Germplasm from Maize Technologies International	May 1, 2007	$2
Manufacturing process R&D from Wolff Walsrode	June 30, 2007	7
Germplasm from Agromen Tecnologia Ltda.	August 1, 2007	26
Germplasm from Duo Maize	August 30, 2007	3
Intellectual property for crop trait discovery from Exelixis Plant Sciences	September 4, 2007	19
Total 2007 IPR&D		$57

The IPR&D charges outlined above are shown as “Purchased in-process research and development charges” in the consolidated statements of income. The 2009 IPR&D charges related to a technology purchase for projects within the Ventures business, impacting Corporate. The 2008 IPR&D charges were related to projects within the Health and Agricultural Sciences segment. In 2007, IPR&D charges of $50 million related to projects within the Health and Agricultural Sciences segment; $7 million related to IPR&D acquired from Wolff Walsrode and impacted the results for the Electronic and Specialty Materials segment.

NOTE E – DIVESTITURES

Divestiture of the Rohm and Haas Salt Business
On April 1, 2009, the Company announced the entry into a definitive agreement to sell the stock of Morton International, Inc. (“Morton”), the Salt business of Rohm and Haas, to K+S Aktiengesellschaft (“K+S”). On October 1, 2009, the Company completed the divestiture of its interest in Morton to K+S and received net proceeds of $1,576 million, with proceeds subject to customary post-closing adjustments. As a result, the Company recognized a pretax $37 million gain on the sale in the fourth quarter of 2009, included in “Sundry income –net.” One billion dollars in proceeds from this transaction were used to pay off the Term Loan Agreement used to fund the acquisition of Rohm and Haas (see Note O). The results of operations for the Salt business were reported in Corporate and were not material to the consolidated financial statements.

Salt Business Assets and Liabilities Divested In millions	At Oct. 1, 2009
Current assets	$374
Property	434
Other intangible assets	1,151
Deferred charges and other assets	102
Assets divested	$2,061
Current liabilities	$124
Deferred income tax liabilities - noncurrent	311
Pension and other post retirement benefits	89
Other noncurrent obligations	14
Liabilities divested	$538

Divestiture of the Calcium Chloride Business
On June 30, 2009, the Company completed the sale of the Calcium Chloride business for net proceeds of $204 million and recognized a pretax gain of $162 million. The results of the Calcium Chloride business, including the second quarter of 2009 gain on the sale, are reflected as “Income from discontinued operations, net of income taxes (benefit)” in the consolidated statements of income for all periods presented.

The following table presents the results of discontinued operations:

Discontinued Operations
In millions	2009	2008	2007
Net sales	$70	$153	$138
Income before income taxes	$175	$44	$37
Provision for income taxes	$65	$16	$14
Income from discontinued operations, net of income taxes	$110	$28	$23

Divestiture of Investments in Nonconsolidated Affiliates
On September 1, 2009, the Company completed the sale of its ownership interest in Total Raffinaderij Nederland N.V. (“TRN”), a nonconsolidated affiliate, and related inventory to Total S.A. for $742 million. This sale resulted in a pretax net gain of $457 million, which consisted of a gain of $513 million reflected in “Sundry income – net” and a charge of $56 million related to the recognition of hedging losses which were recorded to “Cost of sales.”

On September 30, 2009 the Company completed the sale of its ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”), nonconsolidated affiliates, for net proceeds $660 million to Petroliam Nasional Berhad. This sale resulted in a pretax gain of $339 million included in “Sundry income –net.”

Net proceeds from these divestitures were used to pay down debt.

Subsequent Event
On July 31, 2009, the Company entered into a definitive agreement that included the sale of a portion of its acrylic monomer business and a portion of its specialty latex business as required as a condition of the FTC’s approval of the Company’s acquisition of Rohm and Haas (see Note D). As a consequence, an impairment charge of $205 million for these assets was recognized in the second quarter of 2009 restructuring charge (see Note C). The sale was completed on January 25, 2010 and the impact of this sale is not expected to be material to the Company’s consolidated financial statements.

NOTE F – INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2009	2008
Finished goods	$3,887	$3,351
Work in process	1,593	1,217
Raw materials	671	830
Supplies	696	638
Total inventories	$6,847	$6,036

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $818 million at December 31, 2009 and $627 million at December 31, 2008. Inventories valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 29 percent of the total inventories at December 31, 2009 and 32 percent of the total inventories at December 31, 2008.

A reduction of certain inventories resulted in the liquidation of some of the Company’s LIFO inventory layers, increasing pretax income $84 million in 2009, decreasing pretax income $45 million in 2008 and increasing pretax income $321 million in 2007.

NOTE G – PROPERTY

Property at December 31	Estimated
In millions	Useful Lives (Years)	2009	2008
Land	-	$942	$590
Land and waterway improvements	15-25	1,342	1,308
Buildings	5-55	4,811	3,700
Machinery and equipment	3-20	39,983	36,285
Utility and supply lines	5-20	2,306	2,248
Other property	3-30	2,170	2,166
Construction in progress	-	2,013	2,094
Total property		$53,567	$48,391

In millions	2009	2008	2007
Depreciation expense	$2,291	$2,016	$1,959
Manufacturing maintenance and repair costs	$1,473	$1,622	$1,482
Capitalized interest	$61	$97	$85

NOTE H – NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS

The Company’s investments in related companies accounted for using the equity method (“nonconsolidated affiliates”) were $3,224 million at December 31, 2009 and $3,204 million at December 31, 2008. At December 31, 2009, the carrying amount of the Company’s investments in nonconsolidated affiliates was $52 million more than its share of the investees’ net assets, exclusive of additional differences for Dow Corning Corporation (“Dow Corning”), MEGlobal, Equipolymers and Americas Styrenics LLC, which are discussed separately below. This difference was $90 million at December 31, 2008. Dividends received from the Company’s nonconsolidated affiliates were $690 million in 2009, $836 million in 2008 and $774 million in 2007.

On May 15, 1995, Dow Corning, in which the Company is a 50 percent shareholder, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note N). As a result, the Company fully reserved its investment in Dow Corning and reserved its 50 percent share of equity earnings from that time through the third quarter of 2000. In November 2000, following affirmation of the Bankruptcy Court’s order confirming the Joint Plan of Reorganization (the “Joint Plan”), the Company reviewed the value of its investment in Dow Corning, revised its assessment of the recoverability of its investment, and determined that it had adequately provided for the other-than-temporary decline associated with the bankruptcy. On June 1, 2004, Dow Corning’s Joint Plan became effective and Dow Corning emerged from bankruptcy. Since May 1995, a difference between the Company’s 50 percent share of the underlying equity of Dow Corning and the carrying value of this investment has existed. The Company considers the difference to be permanent. The Company’s investment in Dow Corning was $227 million less than the Company’s proportionate share of Dow Corning’s underlying net assets at December 31, 2009 and December 31, 2008.

At December 31, 2009, the Company’s investment in MEGlobal was $257 million less than the Company’s proportionate share of MEGlobal’s underlying net assets ($265 million less at December 31, 2008). This amount represents the difference between the value of certain assets of the joint venture and the Company’s related valuation on a U.S. GAAP basis, of which $67 million is being amortized over the remaining useful lives of the assets and $190 million represents the Company’s share of the joint venture’s goodwill.

At December 31, 2009, the Company’s investment in Equipolymers was $8 million less than the Company’s proportionate share of Equipolymers’ underlying net assets ($9 million less at December 31, 2008). This amount represents the difference between the value of certain assets of the joint venture and the Company’s related valuation on a U.S. GAAP basis, all of which is being amortized over the remaining useful lives of the assets. In the fourth quarter of 2009, the Company recognized an impairment loss of $65 million related to its investment in Equipolymers.

At December 31, 2009, the Company’s investment in Americas Styrenics LLC was $136 million less than the Company’s proportionate share of Americas Styrenics LLC’s underlying net assets ($150 million less at December 31, 2008). This amount represents the difference between the book value of assets contributed to the joint venture by the Company at the time of formation (May 1, 2008) and the Company’s 50 percent share of the total recorded value of the joint venture’s assets. This difference is being amortized over the remaining useful lives of the assets.

All of the nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available.

See Note E for information regarding the divestiture of the Company’s investment in two nonconsolidated affiliates in 2009.

Principal Nonconsolidated Affiliates
Dow’s principal nonconsolidated affiliates and the Company’s direct or indirect ownership interest for each at December 31, 2009, 2008 and 2007 are as follows:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2009	2008	2007
Americas Styrenics LLC	50%	50%	-
Compañía Mega S.A.	28%	28%	28%
Dow Corning Corporation	50%	50%	50%
EQUATE Petrochemical Company K.S.C.	42.5%	42.5%	42.5%
Equipolymers	50%	50%	50%
The Kuwait Olefins Company K.S.C.	42.5%	42.5%	42.5%
MEGlobal	50%	50%	50%
The OPTIMAL Group of Companies: (1)
OPTIMAL Chemicals (Malaysia) Sdn. Bhd.	-	50%	50%
OPTIMAL Glycols (Malaysia) Sdn. Bhd.	-	50%	50%
OPTIMAL Olefins (Malaysia) Sdn. Bhd.	-	23.75%	23.75%
The SCG-Dow Group:
Pacific Plastics (Thailand) Limited	-	-	49%
Siam Polyethylene Company Limited	49%	49%	49%
Siam Polystyrene Company Limited	50%	50%	49%
Siam Styrene Monomer Co., Ltd.	50%	50%	49%
Siam Synthetic Latex Company Limited	50%	50%	49%
Univation Technologies, LLC	50%	50%	50%
(1)	On September 30, 2009, the Company completed the sale of its ownership interest in the OPTIMAL Group of Companies; see Note E.

The Company’s investment in its principal nonconsolidated affiliates was $2,359 million at December 31, 2009 and $2,439 million at December 31, 2008. Equity earnings from these companies were $587 million in 2009, $824 million in 2008 and $1,072 million in 2007. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions	2009	2008
Current assets	$6,916	$6,391
Noncurrent assets	14,538	14,226
Total assets	$21,454	$20,617
Current liabilities	$4,147	$3,644
Noncurrent liabilities	10,504	9,876
Total liabilities	$14,651	$13,520

Summarized Income Statement Information
In millions	2009 (1)	2008 (2)	2007
Sales	$12,590	$15,508	$13,884
Gross profit	$2,910	$4,064	$3,492
Net income	$1,281	$1,940	$2,451
(1)	The summarized income statement information for 2009 includes the results for the OPTIMAL Group of Companies from January 1, 2009 through September 30, 2009 (see Note E).
(2)	The summarized income statement information for 2008 includes the results for Americas Styrenics LLC from May 1, 2008 through December 31, 2008.

The Company has service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase and lease agreements.

Excess ethylene glycol produced in Dow’s plants in the United States and Europe is sold to MEGlobal and represented 1 percent of total net sales in 2009 (2 percent of total net sales in 2008 and 2007). In addition, the Company sells ethylene to MEGlobal as a raw material for its ethylene glycol plants in Canada. The impact of these sales to MEGlobal by operating segment is summarized below:

Impact of Sales to MEGlobal by Operating Segment
Percent of segment sales	2009	2008	2007
Basic Chemicals	11%	14%	21%
Hydrocarbons and Energy	4%	3%	4%

Overall, transactions with other nonconsolidated affiliates and balances due to and due from these entities were not material to the consolidated financial statements.

NOTE I – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2009, by operating segment:

Goodwill In millions	Electronic and Specialty Materials	Coatings and Infrastructure	Health and Ag Sciences	Perf Systems	Perf Products	Basic Plastics	Hydrocarbons and Energy	Total
Gross goodwill at Jan. 1, 2009	$785	$91	$1,391	$785	$427	$95	$63	$3,637
Accumulated impairments at Jan. 1, 2009	-	-	-	(213)	-	(30)	-	(243)
Net goodwill at Jan. 1, 2009	$785	$91	$1,391	$572	$427	$65	$63	$3,394
Goodwill related to 2009 acquisition of:
Rohm and Haas	5,077	3,881	154	378	118	-	-	9,608
Hyland Seed assets	-	-	1	-	-	-	-	1
Adjustment related to 2008 acquisition of:
Dairyland Seed Co., Inc.	-	-	(2)	-	-	-	-	(2)
Poly-Carb, Inc.	-	-	-	(1)	-	-	-	(1)
Stevens Roofing Systems	-	3	-	-	-	-	-	3
Impairment loss	-	-	-	-	(7)	-	-	(7)
Foreign currency impact	49	53	-	10	6	-	-	118
Net goodwill at Dec. 31, 2009	$5,911	$4,028	$1,544	$959	$544	$65	$63	$13,114
Accumulated impairments at Dec. 31, 2009	-	-	-	213	7	30	-	250
Gross goodwill at Dec. 31, 2009	$5,911	$4,028	$1,544	$1,172	$551	$95	$63	$13,364

The recording of the April 1, 2009 acquisition of Rohm and Haas (see Note D) resulted in goodwill of $9,608 million, which is not deductible for tax purposes. During 2009, goodwill related to the acquisition of Rohm and Haas was reduced $244 million for net adjustments (including adjustments to the allocation by business unit) made to the fair values of the assets acquired and liabilities assumed.

Goodwill Impairments
During the fourth quarter of 2009, the Company performed its annual impairment tests for goodwill. As a result of this review, it was determined that the goodwill associated with the Dow Haltermann reporting unit was impaired. The impairment was based on a review of the Dow Haltermann reporting unit performed by management, in which discounted cash flows did not support the carrying value of the goodwill due to poor future projections for the business. As a result, an impairment loss of $7 million was recognized in the fourth quarter of 2009 against the Performance Products segment.

During the fourth quarter of 2008, the Company performed its annual impairment tests for goodwill. As a result of this review, it was determined that the goodwill associated with the Automotive Systems reporting unit was impaired. The impairment was based on a review of the Automotive Systems reporting unit performed by management, in which discounted cash flows did not support the carrying value of the goodwill due to the severe downturn in the automotive industry and the future projections for the business. As a result, an estimated impairment loss of $209 million was recognized in the fourth quarter of 2008 against the Performance Systems segment. As required by the goodwill and other intangible assets topic of the ASC, the second step of goodwill impairment testing to determine the implied fair value of goodwill for the Dow Automotive reporting unit was finalized in the first quarter of 2009. No adjustment was required to be made to the estimated impairment loss based on completion of the allocation process.

Also as a result of the 2008 annual tests, it was determined that the goodwill associated with the Polypropylene reporting unit was impaired. The impairment was based on a review of the Polypropylene reporting unit performed by management, in which discounted cash flows did not support the carrying value of the goodwill due to demand decline in North America and Western Europe, as well as significant new industry capacity that came on stream in 2008 and additional industry capacity that was expected in 2009. As a result, an impairment loss of $30 million was recognized in the fourth quarter of 2008 against the Basic Plastics segment.

Other Intangible Assets
The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets at December 31		2009			2008
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,729	$(320)	$1,409	$316	$(192)	$124
Patents	140	(107)	33	139	(100)	39
Software	875	(439)	436	700	(363)	337
Trademarks	694	(110)	584	169	(61)	108
Customer related	3,613	(261)	3,352	210	(66)	144
Other	142	(65)	77	120	(43)	77
Total other intangible assets, finite lives	$7,193	$(1,302)	$5,891	$1,654	$(825)	$829
IPR&D, indefinite lives	75	-	75	-	-	-
Total other intangible assets	$7,268	$(1,302)	$5,966	$1,654	$(825)	$829

Intangible assets acquired with the April 1, 2009 acquisition of Rohm and Haas amounted to $5,305 million including net adjustments made since the acquisition that increased the fair value of these assets $830 million. These adjustments are reflected in the values presented in the tables above and below:

Rohm and Haas Intangible Assets In millions	Gross Carrying Amount	Weighted-average Amortization Period
Intangible assets with finite lives:
Licenses and intellectual property	$1,410	10 years
Software	73	3 years
Trademarks	513	10 years
Customer related	3,235	16 years
Total intangible assets, finite lives	$5,231	14 years
IPR&D, indefinite lives	74	-
Total intangible assets	$5,305

During 2009, the Company acquired software for $201 million, including $73 million of software acquired from Rohm and Haas. The weighted-average amortization period for the acquired software is four years.

The following table provides information regarding amortization expense:

Amortization Expense In millions	2009	2008	2007
Other intangible assets, excluding software	$399	$92	$72
Software, included in “Cost of sales”	$76	$48	$47

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2010	$575
2011	$566
2012	$548
2013	$527
2014	$504

NOTE J – FINANCIAL INSTRUMENTS

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results
In millions	2009	2008	2007
Proceeds from sales of available-for-sale securities	$593	$851	$1,994
Gross realized gains	$32	$56	$137
Gross realized losses	$(28)	$(18)	$(23)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at December 31, 2009
In millions	Amortized Cost	Fair Value
Within one year	$41	$41
One to five years	600	636
Six to ten years	614	640
After ten years	289	302
Total	$1,544	$1,619

At December 31, 2009, the Company had no held-to-maturity securities classified as cash equivalents. At December 31, 2008, the Company had $250 million of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At December 31, 2009, the Company had investments in money market funds of $164 million classified as cash equivalents.

The net unrealized gain recognized during 2009 on trading securities still held at December 31, 2009 was $7 million.

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Temporarily Impaired Securities at December 31, 2009
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$217	$(4)	-	-	$217	$(4)
Corporate bonds	27	(1)	$13	$(1)	40	(2)
Total debt securities	$244	$(5)	$13	$(1)	$257	$(6)
Equity securities	40	(2)	7	(1)	47	(3)
Total temporarily impaired securities	$284	$(7)	$20	$(2)	$304	$(9)

Temporarily Impaired Securities at December 31, 2008
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$14	-	-	-	$14	-
Corporate bonds	388	$(35)	$8	$(1)	396	$(36)
Other	4	-	2	-	6	-
Total debt securities	$406	$(35)	$10	$(1)	$416	$(36)
Equity securities	268	(152)	37	(25)	305	(177)
Total temporarily impaired securities	$674	$(187)	$47	$(26)	$721	$(213)
Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of a temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during 2009.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or Dow Jones index. The decrease in temporarily impaired equity securities from December 31, 2008 to December 31, 2009 relates to the broad recovery in the equity markets in 2009, as well as impairments taken. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In 2009, other-than-temporary impairment write-downs were $93 million ($42 million in 2008).

The aggregate cost of the Company’s cost method investments totaled $129 million at December 31, 2009 ($104 million at December 31, 2008). Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. During 2009, the Company’s impairment analysis identified indicators which resulted in a reduction in the cost basis of these investments of $10 million. During 2008, there were no impairment indicators or circumstances that resulted in an adjustment to the cost basis of these investments.

The following table summarizes the fair value of financial instruments at December 31, 2009 and 2008:

Fair Value of Financial Instruments at December 31
	2009				2008
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$1,544	$81	$(6)	$1,619	$1,443	$88	$(36)	$1,495
Equity securities	455	65	(3)	517	518	17	(177)	358
Total marketable securities	$1,999	$146	$(9)	$2,136	$1,961	$105	$(213)	$1,853
Long-term debt including debt due within one year (2)	$(20,234)	$126	$(1,794)	$(21,902)	$(9,496)	$551	$(38)	$(8,983)
Derivatives relating to:
Foreign currency	-	$81	$(20)	$61	-	$122	$(163)	$(41)
Commodities	-	$5	$(18)	$(13)	-	$65	$(220)	$(155)
(1) Included in “Other investments” in the consolidated balance sheets.
(2) Cost includes fair value adjustments of $25 million in 2009 and $27 million in 2008.

Risk Management
Dow’s business operations give rise to market risk exposure due to changes in interest rates, foreign currency exchange rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as cash flow, fair value or net foreign investment hedges where appropriate. The guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value. A secondary objective is to add value by creating additional nonspecific exposures within established limits and policies; derivatives used for this purpose are not designated as hedges. The potential impact of creating such additional exposures is not material to the Company’s results.

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. The Company does not anticipate losses from credit risk, and the net cash requirements arising from risk management activities are not expected to be material in 2010. No significant concentration of credit risk existed at December 31, 2009.

The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors and revises its strategies as market conditions dictate.

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At December 31, 2009, the Company had open interest rate swaps with maturity dates prior to 2012.

Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2009, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the first quarter of 2010.

Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At December 31, 2009, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates primarily in 2010.

Accounting for Derivative Instruments and Hedging Activities
Cash Flow Hedges
For derivatives that are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative is recorded in “Accumulated other comprehensive income (loss)” (“AOCI”); it is reclassified to “Cost of sales” in the same period or periods that the hedged transaction affects income. The unrealized amounts in AOCI fluctuate based on changes in the fair value of open contracts at the end of each reporting period. The Company anticipates volatility in AOCI and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period income.

The net loss from previously terminated interest rate cash flow hedges included in AOCI at December 31, 2009 was $2 million after tax ($9 million after tax at December 31, 2008). During 2009, 2008 and 2007, there was no material impact on the consolidated financial statements due to interest rate hedge ineffectiveness. The Company had open interest rate derivatives with a notional U.S. dollar equivalent of $30 million at December 31, 2009 (none at December 31, 2008).

Current open foreign currency forward contracts hedge forecasted transactions until June 2010. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at December 31, 2009 was $5 million after tax (net gain of $15 million after tax at December 31, 2008). During 2009, 2008 and 2007, there was no material impact on the consolidated financial statements due to foreign currency hedge ineffectiveness. At December 31, 2009, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $645 million ($3,219 million at December 31, 2008).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until June 2010. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. Due to the September 1, 2009 sale of TRN, the Company recognized a pretax loss of $56 million for cash flow hedges of forecasted purchases that will not occur as a result of the sale (see Note E). The net gain/loss from commodity hedges included in AOCI at December 31, 2009 was zero (net loss of $239 million after tax at December 31, 2008). During 2009, 2008 and 2007, there was no material impact on the consolidated financial statements due to commodity hedge ineffectiveness. At December 31, 2009 and 2008, the Company had the following aggregate notionals of outstanding commodity forward contracts to hedge forecasted purchases:

Commodity	2009	2008	Notional Volume Unit
Crude Oil	0.7	1.8	million barrels
Naphtha	50	33	kilotons
Natural Gas	2.0	11.8	million million British thermal units

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at December 31, 2009 and 2008.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net loss of $56 million after tax at December 31, 2009 (net gain of $36 million after tax at December 31, 2008). During 2009, 2008 and 2007 there was no material impact on the consolidated financial statements due to hedge ineffectiveness. At December 31, 2009 and 2008, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies. At December 31, 2009, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $1,879 million ($1,267 million at December 31, 2008).

Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria in the accounting guidance for derivatives and hedging. At December 31, 2009 and 2008, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	2009	2008	Notional Volume Unit
Ethane	0.9	-	million barrels
Natural Gas	2.8	-	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency and interest rate exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $15,312 million at December 31, 2009 ($10,799 million at December 31, 2008).

The following table provides the fair value and gross balance sheet classification of derivative instruments:

Fair Value of Derivative Instruments at December 31
In millions	Balance Sheet Classification	2009	2008
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$4	$77
Commodities	Accounts and notes receivable – Other	4	68
Total derivatives designated as hedges		$8	$145
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$125	$235
Commodities	Accounts and notes receivable – Other	28	63
Total derivatives not designated as hedges		$153	$298
Total asset derivatives		$161	$443
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$3	$69
Commodities	Accounts payable – Other	-	262
Commodities	Other noncurrent obligations	-	22
Total derivatives designated as hedges		$3	$353
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$65	$284
Commodities	Accounts payable – Other	42	61
Total derivatives not designated as hedges		$107	$345
Total liability derivatives		$110	$698

Effect of Derivative Instruments at December 31, 2009 In millions	Change in Unrealized Loss in AOCI (1)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (2)	Additional Gain (Loss) Recognized in Income (2,3)
Derivatives designated as hedges:
Fair value:
Interest rates	-	Interest expense (4)	-	$(1)
Cash flow:
Interest rates	-	Cost of sales	$(9)	-
Interest rates	-	Interest expense (4)	(1)	-
Commodities	$(2)	Cost of sales	(306)	(1)
Foreign currency	(10)	Cost of sales	11	-
Net foreign investment:
Foreign currency	-	n/a	-	-
Total derivatives designated as hedges	$(12)		$(305)	$(2)
Derivatives not designated as hedges:
Foreign currency (5)	-	Sundry income – net	-	$(32)
Commodities	-	Cost of sales	-	3
Total derivatives not designated as hedges	-		-	$(29)
Total derivatives	$(12)		$(305)	$(31)

Effect of Derivative Instruments at December 31, 2008 In millions	Change in Unrealized Gain (Loss) in AOCI (1)	Income Statement Classification	Loss Reclassified from AOCI to Income (2)	Additional Loss Recognized in Income (2,3)
Derivatives designated as hedges:
Fair value:
Interest rates	-	Interest expense (4)	-	$(2)
Cash flow:
Interest rates	-	Cost of sales	$(12)	-
Interest rates	-	Interest expense (4)	(1)	-
Commodities	$(353)	Cost of sales	(154)	(1)
Foreign currency	7	Cost of sales	(12)	-
Net foreign investment:
Foreign currency	1	n/a	-	-
Total derivatives designated as hedges	$(345)		$(179)	$(3)
Derivatives not designated as hedges:
Foreign currency (5)	-	Sundry income – net	-	$(167)
Commodities	-	Cost of sales	-	(34)
Total derivatives not designated as hedges	-		-	$(201)
Total derivatives	$(345)		$(179)	$(204)
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

(2)	Pretax amounts.
(3)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.
(4)	Interest expense and amortization of debt discount.
(5)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $2 million loss for interest rate contracts and a $5 million loss for foreign currency contracts.

NOTE K – FAIR VALUE MEASUREMENTS

The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2009 and 2008:

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2009 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Equity securities (2)	$483	$34	-	$517
Debt securities (2)	-	1,619	-	1,619
Derivatives relating to: (3)
Foreign currency	-	129	$(48)	81
Commodities	28	4	(27)	5
Total assets at fair value	$511	$1,786	$(75)	$2,222
Liabilities at fair value:
Derivatives relating to: (3)
Foreign currency	-	$68	$(48)	$20
Commodities	$24	18	(24)	18
Total liabilities at fair value	$24	$86	$(72)	$38

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2008 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Equity securities (2)	$337	$21	-	$358
Debt securities (2)	-	1,495	-	1,495
Derivatives relating to: (3)
Foreign currency	-	312	$(190)	122
Commodities	-	131	(66)	65
Total assets at fair value	$337	$1,959	$(256)	$2,040
Liabilities at fair value:
Derivatives relating to: (3)
Foreign currency	-	$353	$(190)	$163
Commodities	$49	296	(125)	220
Total liabilities at fair value	$49	$649	$(315)	$383
(1)	Cash collateral is classified as “Accounts and notes receivable – Other” in the consolidated balance sheets. Amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.
(2)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.
(3)	See Note J for the classification of derivatives in the consolidated balance sheets.

For assets and liabilities classified as Level 1 (measured using quoted prices in active markets), the total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange in which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For assets and liabilities classified as Level 2, the fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well established and recognized vendors of market data and subjected to tolerance/quality checks. For derivative assets and liabilities, the fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatilities obtained from various market sources.

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note J for further information on the types of instruments used by the Company for risk management.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets and liabilities. The Company borrowed $3 million of cash collateral against $5 million of unrealized gains at December 31, 2009. The net $2 million was classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis:

Basis of Fair Value Measurements on a Nonrecurring Basis in 2009 In millions	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Total Losses 2009
Assets at fair value:
Long-lived and other assets	-	$30	$30	$(464)
Net assets held for sale	$1,657	-	1,657	-
Goodwill	-	-	-	(7)
Total assets at fair value	$1,657	$30	$1,687	$(471)

As part of the restructuring plan that was approved on June 30, 2009, the Company will shut down a number of manufacturing facilities during the next two years. Long-lived assets with a carrying value of $425 million were written down to the fair value of $26 million, resulting in an impairment charge of $399 million, which was included in the second quarter of 2009 restructuring charge (see Note C). In the fourth quarter of 2009, the Company recognized an impairment loss of $65 million related to its investment in Equipolymers with a remaining fair value of the investment of $4 million. The long-lived assets were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates.

On April 1, 2009, the Company announced the entry into a definitive agreement to sell the newly acquired stock of Morton International, Inc., the Salt business of Rohm and Haas, to K+S Aktiengesellschaft. The assets were classified as held for sale with a net carrying value of $1,657 million at September 30, 2009. The held for sale assets were valued based on the definitive agreement with K+S Aktiengesellschaft, less estimated cost to sell. The assets were sold on October 1, 2009 (see Note E).

During the fourth quarter of 2009, the Company performed its annual impairment tests for goodwill. As a result of this review, it was determined that the goodwill associated with the Dow Haltermann reporting unit was impaired. The impairment was based on a review of the Dow Haltermann reporting unit performed by management, in which discounted cash flows did not support the carrying value of the goodwill due to poor future projections for the business. As a result, an impairment loss of $7 million was recognized in the fourth quarter of 2009 against the Performance Products segment.

NOTE L – SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $3,200 million at December 31, 2009 and $2,625 million at December 31, 2008. Accrued payroll, which is a component of “Accrued and other current liabilities,” was $736 million at December 31, 2009 and $732 million at December 31, 2008. No other component of accrued liabilities was more than 5 percent of total current liabilities.

Sundry Income – Net
In millions	2009	2008	2007
Gain on sale of TRN	$513	-	-
Gain on sale of OPTIMAL	339	-	-
Gain on sales of other assets and securities	100	$91	$171
Foreign exchange gain (loss)	1	(17)	73
Dividend income	-	3	9
Other – net	(62)	12	71
Total sundry income – net	$891	$89	$324

Other Supplementary Information
In millions	2009	2008	2007
Cash payments for interest	$1,140	$713	$671
Cash payments for income taxes	$1,034	$864	$966
Provision for doubtful receivables (1)	$11	$20	$2
(1) Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Sales of Accounts Receivable
Since 1997, the Company has routinely sold, without recourse, a participation in pools of qualifying trade accounts receivable. According to the agreements of the various programs, Dow maintains the servicing of these receivables. No servicing liability is recorded as the related costs are insignificant. As receivables in the pools are collected, new qualifying receivables are added. The maximum amount of receivables available for sale in the pools was $1,939 million in 2009, $1,874 million in 2008 and $2,324 million in 2007. The average monthly participation in the pools was $936 million in 2009 $586 million in 2008 and $271 million in 2007.

The net cash flow in any given period represents the discount on sales, which is recorded as interest expense. The average monthly discount was not material in 2009, 2008 and 2007.

See Note B for information regarding the anticipated impact of adopting ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets,” on January 1, 2010.

NOTE M – EARNINGS PER SHARE CALCULATIONS

Net Income In millions	2009	2008	2007
Net income from continuing operations	$566	$626	$2,962
Income from discontinued operations, net of income taxes	110	28	23
Net income attributable to noncontrolling interests	(28)	(75)	(98)
Net income attributable to The Dow Chemical Company	$648	$579	$2,887
Preferred stock dividends	(312)	-	-
Net income available for common stockholders	$336	$579	$2,887

Earnings Per Share Calculations - Basic Dollars per share	2009	2008	2007
Net income from continuing operations	$0.54	$0.67	$3.10
Income from discontinued operations, net of income taxes	0.10	0.03	0.03
Net income attributable to noncontrolling interests	(0.02)	(0.08)	(0.10)
Net income attributable to The Dow Chemical Company	$0.62	$0.62	$3.03
Preferred stock dividends	(0.30)	-	-
Net income available for common stockholders	$0.32	$0.62	$3.03

Earnings Per Share Calculations - Diluted Dollars per share	2009	2008	2007
Net income from continuing operations	$0.54	$0.67	$3.07
Income from discontinued operations, net of income taxes	0.10	0.03	0.02
Net income attributable to noncontrolling interests	(0.02)	(0.08)	(0.10)
Net income attributable to The Dow Chemical Company	$0.62	$0.62	$2.99
Preferred stock dividends (1)	(0.30)	-	-
Net income available for common stockholders	$0.32	$0.62	$2.99

Shares in millions
Weighted-average common shares - basic	1,043.2	930.4	953.1
Plus dilutive effect of stock options and awards	10.7	8.6	12.5
Weighted-average common shares - diluted	1,053.9	939.0	965.6
Stock options and deferred stock awards excluded from EPS calculations (2)	57.3	42.8	21.9
Conversion of preferred stock excluded from EPS calculations (3)	78.5	-	-
(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been antidilutive.
(2)	These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.
(3)	Conversion of the Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company’s common stock was excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE N – COMMITMENTS AND CONTINGENT LIABILITIES

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

As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million, which was reduced to $250 million effective June 1, 2009. The Company’s share of the credit facility was originally $150 million, but was reduced to $125 million effective June 1, 2009, and is subject to the terms and conditions stated in the Joint Plan. At December 31, 2009, no draws had been taken against the credit facility.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2009, the Company had accrued obligations of $619 million for environmental remediation and restoration costs, including $80 million for the remediation of Superfund sites. The balance includes $159 million of environmental liabilities assumed from Rohm and Haas on April 1, 2009 (see Note D). Also included in the December 31, 2009 balance is $64 million of environmental reserves recognized as part of the 2009 restructuring plan (see Note C). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2008, the Company had accrued obligations of $312 million for environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters for the years ended December 31, 2009 and 2008:

Accrued Obligations for Environmental Matters
In millions	2009	2008
Balance at January 1	$312	$322
Additional accruals	271	141
Assumed from Rohm and Haas	159	-
Charges against reserve	(143)	(138)
Adjustments to reserve	20	(13)
Balance at December 31	$619	$312

The amounts charged to income on a pretax basis related to environmental remediation totaled $269 million in 2009, $140 million in 2008 and $92 million in 2007. Capital expenditures for environmental protection were $219 million in 2009, $193 million in 2008 and $189 million in 2007.

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

Discussions between the Company and the MDEQ occurred in 2004 and early 2005 regarding how to proceed with off-site corrective action under the License, resulting in the execution of the Framework for an Agreement between the State of Michigan (the “State”) and The Dow Chemical Company (the “Framework”) on January 20, 2005. The Framework committed the Company to propose a remedial investigation work plan by the end of 2005, conduct certain studies, and take certain immediate interim remedial actions in the City of Midland and along the Tittabawassee River.

Characterization and feasibility study work has been conducted since 2003 and the results of such work have been supplied to the MDEQ as provided for under the License. On June 15, 2009, Dow submitted a report to the MDEQ that consolidated soil and sediment sampling data, as well as other data, collected under sampling work plans approved by the MDEQ in 2006, 2007 and 2008. Additional feasibility studies are ongoing under MDEQ oversight.

Removal Actions
From July 2007 through February 2009, the Company and the U.S. Environmental Protection Agency (“EPA”) negotiated and entered into six removal orders under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). The CERCLA removal orders required soil and sediment removal; paving of roads, driveways and a parking lot; cleaning of homes; and further assessment of some area soil in areas along the Saginaw and Tittabawassee Rivers. The work under all removal orders has been completed.

EPA CERCLA Special Notice Process
On October 31, 2008, the EPA informed the Company that the Company would receive a Special Notice Letter (“Letter”) offering to enter into negotiations for an administrative order on consent (“AOC”) for the Company to conduct or fund a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay. On November 18, 2008, the Company entered into a Confidentiality Agreement with the EPA and the MDEQ regarding the Letter negotiations. On December 15, 2008, the Company received the Letter from the EPA, proposing that the Company enter into negotiations on an AOC to perform a remedial investigation, a feasibility study, an engineering evaluation, a cost analysis and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay. The Letter also included a demand for $1.8 million for the EPA’s response costs through October 31, 2008. Following the EPA’s provision of documentation of its past costs to the Company, the Company invoked the dispute resolution provision in the removal orders regarding the EPA past response costs and is negotiating a resolution of the disputed costs with the EPA.

On December 22, 2008, the Company indicated it was willing to enter into negotiations, which commenced. On February 13, 2009, the Company made a proposal to the EPA to perform the work. The Company was notified by the EPA on June 2, 2009 that the EPA accepted the Company’s February 13, 2009 letter as a Good Faith Offer and negotiations were completed on September 25, 2009. Following the Company’s execution of the AOC, the EPA and the MDEQ issued the AOC for public comment on October 19, 2009. The public comment period on the AOC ended December 17, 2009. On January 14, 2010, the EPA and the State executed the AOC, making it effective as of January 21, 2010.

The AOC requires the Company to perform a remedial investigation, a feasibility study, an engineering evaluation, a cost analysis and a remedial design for the Tittabawassee River, Saginaw River and Saginaw Bay, and pay the oversight costs of the EPA and the State, but defers the payment of the EPA and the State’s past costs for subsequent negotiation under another order. The Tittabawassee River and the first six miles of the Saginaw River are designated as the first Operable Unit for purposes of the investigative and feasibility study work and the work will be performed in a largely upriver to downriver sequence for between five and seven geographic segments of the Tittabawassee and Upper Saginaw Rivers. The remainder of the Saginaw River and Saginaw Bay are designated as a second Operable Unit and that work may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; such work can only be required by a separate order.

Attached to the AOC is language of a proposed modification to the License, which was issued for a sixty day public comment period on February 4, 2010. If approved, the modification will provide that work completed under the AOC satisfies the comparable License requirement, unless the State invokes the dispute resolution mechanism set forth in the AOC.

Corrective action obligations with respect to the City of Midland remain under the oversight of the State under the Resource Conservation Recovery Act (“RCRA”) License. The Company and the State are in ongoing discussions regarding the implementation of these corrective action requirements.

Alternative Dispute Resolution Process
The Framework contemplates that the Company, the State and other federal and tribal governmental entities negotiate the terms of an agreement or agreements to resolve potential governmental claims against the Company related to historical off-site contamination associated with the Midland site. The Company and the governmental parties began to meet in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. The Company continues to conduct negotiations with the governmental parties under the Federal Alternative Dispute Resolution Act.

On September 12, 2007, the EPA issued a press release reporting that they were withdrawing from the alternative dispute resolution process. On September 28, 2007, the Company entered into a Funding and Participation Agreement with the natural resource damage trustees that addressed the Company’s payment of past costs incurred by the trustees, payment of the costs of a trustee coordinator and a process to review additional cooperative studies that the Company might agree to fund or conduct with the natural resource damage trustees. On March 18, 2008, the Company and the natural resource damage trustees entered into a Memorandum of Understanding to provide a mechanism for the Company to fund cooperative studies related to the assessment of natural resource damages. On April 7, 2008, the natural resource damage trustees released their “Natural Resource Damage Assessment Plan for the Tittabawassee River System Assessment Area.”

At December 31, 2009, the Company had an accrual for off-site corrective action of $25 million (included in the total accrued obligation of $619 million). At December 31, 2008, the accrual for off-site corrective action was $8 million (included in the total accrued obligation of $312 million at December 31, 2008).

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

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

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

In November 2009, Union Carbide requested ARPC to review Union Carbide’s 2009 asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2009. In December 2009, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide’s own review of the asbestos claim and resolution activity and ARPC’s response, Union Carbide determined that no change to the accrual was required. At December 31, 2009, Union Carbide’s asbestos-related liability for pending and future claims was $839 million.

At December 31, 2009, approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims. At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009, resulting in a shift between receivable balances further discussed below. The Insurance Litigation is ongoing.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $84 million at December 31, 2009 and $403 million at December 31, 2008. The decrease in the receivable was principally due to settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation. At December 31, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The balance of these receivables increased in 2009 principally as a result of settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation.

Receivables for Costs Submitted to Insurance Carriers With Settlement Agreements at December 31
In millions	2009	2008
Receivables for defense costs	$91	$28
Receivables for resolution costs	357	244
Total	$448	$272

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $58 million in 2009, $53 million in 2008 and $84 million in 2007, and was reflected in “Cost of sales.”

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

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million) on the Dow Entities; several other companies were also named and fined. As a result, the Company recognized a loss contingency of $85 million related to the fine in the fourth quarter of 2006. The Company has appealed the EC’s decision. On October 13, 2009, the Court of First Instance held a hearing on the appeal of all parties. Subsequent to the imposition of the fine, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions.

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

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas, now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement which was preliminarily approved by the District Court on November 24, 2009. In addition to settling the litigation with respect to the Rohm and Haas retirees, the settlement agreement provides for the amendment of the complaint and amendment to the Rohm and Haas Plan to include active employees. Notices of the proposed settlement have been provided to class members, and a hearing has been set for March 12, 2010, to determine whether the settlement will be finally approved.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. At December 31, 2009, the Company had a liability of $183 million associated with this matter.

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

Purchase Commitments
The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $784 million in 2009, $1,502 million in 2008 and $1,624 million in 2007. The Company’s take-or-pay commitments associated with these agreements at December 31, 2009 are included in the table below.

The Company also has various commitments for take-or-pay and throughput agreements. Such commitments are at prices not in excess of current market prices. The terms of all but two of these agreements extend from one to 25 years. One agreement has terms extending to 35 years and another has terms extending to 80 years. The determinable future commitments for these agreements are included for 10 years in the following table which presents the fixed and determinable portion of obligations under the Company’s purchase commitments at December 31, 2009:

Fixed and Determinable Portion of Take-or-Pay and Throughput Obligations at December 31, 2009 In millions
2010	$2,845
2011	2,655
2012	1,716
2013	1,088
2014	944
2015 and beyond	5,969
Total	$15,217

In addition to the take-or-pay obligations at December 31, 2009, the Company had outstanding commitments which ranged from one to seven years for steam, electrical power, materials, property and other items used in the normal course of business of approximately $48 million. Such commitments were at prices not in excess of current market prices.

Guarantees
The Company provides a variety of guarantees, as described more fully in the following sections.

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to eleven years, and trade financing transactions in Latin America and Asia Pacific, which typically expire within one year of their inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at December 31, 2009 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2020	$358	$52
Residual value guarantees	2014	695	5
Total guarantees		$1,053	$57

Guarantees at December 31, 2008 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$330	$23
Residual value guarantees	2015	985	4
Total guarantees		$1,315	$27

Asset Retirement Obligations
Dow has 214 manufacturing sites in 37 countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Company’s larger sites. Asset retirement obligations are recorded as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets, and retirement obligations are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. Dow has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; and no assets are retired from service until this process has been followed. Dow typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates are determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded. Dow routinely reviews all changes to items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites in the United States, Canada, Brazil and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Europe. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada, Brazil and Europe. The aggregate carrying amount of conditional asset retirement obligations recognized by the Company (included in the asset retirement obligations balance) was $41 million at December 31, 2009 and 2008.

The following table shows changes in the aggregate carrying amount of the Company’s asset retirement obligations:

Asset Retirement Obligations
In millions	2009	2008
Balance at January 1	$106	$116
Additional accruals (1)	7	7
Assumed from Rohm and Haas (2)	13	-
Sold with Salt business (3)	(12)	-
Liabilities settled	(21)	(14)
Accretion expense	1	3
Revisions in estimated cash flows	1	1
Other	6	(7)
Balance at December 31	$101	$106
(1)	In 2008, the Company recognized asset retirement obligations of $4 million related to the 2008 restructuring plan (see Note C).
(2)	See Note D.
(3)	See Note E.

The discount rate used to calculate the Company’s asset retirement obligations at December 31, 2009 was 2.45 percent (7.13 percent at December 31, 2008). These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

The Company has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating normally. Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes in accordance with the accounting guidance related to property, plant and equipment, the Company is unable to reasonably forecast a time frame to use for present value calculations. As such, the Company has not recognized obligations for individual plants/buildings at its manufacturing sites where estimates of potential settlement dates cannot be reasonably made. In addition, the Company has not recognized conditional asset retirement obligations for the capping of its approximately 52 underground storage wells at Dow-owned sites when there are no plans or expectations of plans to exit the sites. It is the opinion of the Company’s management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on the Company’s consolidated financial statements based on current costs.

NOTE O – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at December 31
In millions	2009	2008
Commercial paper	$721	$1,597
Notes payable to banks	1,285	661
Notes payable to related companies	131	102
Notes payable trade	2	-
Total notes payable	$2,139	$2,360
Year-end average interest rates	2.18%	4.04%

Long-Term Debt at December 31 In millions	2009 Average Rate	2009	2008 Average Rate	2008
Promissory notes and debentures:
Final maturity 2009	-	-	6.76%	$682
Final maturity 2010	9.13%	$281	9.14%	275
Final maturity 2011	5.32%	1,054	6.13%	806
Final maturity 2012	5.14%	2,280	6.00%	907
Final maturity 2013	6.05%	389	6.85%	139
Final maturity 2014	7.60%	1,750	-	-
Final maturity 2015 and thereafter	7.70%	10,130	7.05%	2,682
Other facilities:
U.S. dollar loans, various rates and maturities	1.95%	35	2.43%	700
Foreign currency loans, various rates and maturities	3.65%	754	3.23%	73
Medium-term notes, varying maturities through 2022	6.39%	1,624	6.25%	1,072
Foreign medium-term notes, various rates and maturities	4.13%	1	4.13%	1
Foreign medium-term notes, final maturity 2010, Euro	4.37%	576	4.37%	561
Foreign medium-term notes, final maturity 2011, Euro	4.63%	713	4.63%	690
Pollution control/industrial revenue bonds, varying maturities through 2038	5.21%	1,114	5.61%	904
Capital lease obligations	-	44	-	46
Unamortized debt discount	-	(485)	-	(15)
Unexpended construction funds	-	(26)	-	(27)
Long-term debt due within one year	-	(1,082)	-	(1,454)
Total long-term debt	-	$19,152	-	$8,042

Annual Installments on Long-Term Debt for Next Five Years In millions
2010	$1,082
2011	$1,796
2012	$2,843
2013	$862
2014	$2,201

On March 9, 2009, the Company borrowed $3 billion under its Five Year Competitive Advance and Revolving Credit Facility Agreement, dated April 24, 2006; $1.6 billion of the funds were repaid on May 15, 2009; $0.5 billion of the funds were repaid on June 30, 2009; and the remaining $0.9 billion of the funds were repaid on December 30, 2009. The funds were due in April 2011 and bore interest at a variable London Interbank Offered Rate (“LIBOR”)-plus rate or Base rate as defined in the Agreement. The Company used the funds to finance day-to-day operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes. At December 31, 2009, the Company had an unused and committed balance of $3 billion under the Agreement.

Debt financing for the acquisition of Rohm and Haas was provided by a $9,226 million draw on a Term Loan Agreement dated September 8, 2008 (“Term Loan”) on April 1, 2009. The original maturity date of the Term Loan was April 1, 2010, provided however, that the maturity date could have been extended for an additional year at the option of the Company, for a maximum outstanding balance of $8.0 billion. Prepaid up-front debt issuance costs of $304 million were paid. Amortization of the prepaid costs was accelerated concurrent with the repayment of the Term Loan. The Term Loan was repaid through a combination of proceeds obtained through asset sales and the issuance of debt and equity securities. At December 31, 2009, the Term Loan balance was zero and the Term Loan was terminated.

On May 7, 2009, the Company issued $6 billion of debt securities in a public offering. The offering included $1.75 billion aggregate principal amount of 7.6 percent notes due 2014; $3.25 billion aggregate principal amount of 8.55 percent notes due 2019; and $1 billion aggregate principal amount of 9.4 percent notes due 2039. Aggregate principal amount of $1.35 billion of the 8.55 percent notes due 2019 were offered by accounts and funds managed by Paulson & Co. Inc. and trusts created by members of the Haas family. These investors received notes from the Company in payment for 1.3 million shares of the Company’s Perpetual Preferred Stock, Series B, at par plus accrued dividends (see Note V for further information). The Company used the net proceeds received from this offering for refinancing, renewals, replacements and refunding of outstanding indebtedness, including repayment of a portion of the Term Loan.

On August 4, 2009, the Company issued $2.75 billion of debt securities in a public offering. The offering included $1.25 billion aggregate principal amount of 4.85 percent notes due 2012; $1.25 billion aggregate principal amount of 5.90 percent notes due 2015; and $0.25 billion aggregate principal amount of LIBOR-plus based floating rate notes due 2011. The Company used the net proceeds received from this offering for refinancing, renewals, replacements and refunding of outstanding indebtedness, including repayment of a portion of the Term Loan.

The fair value of debt assumed from Rohm and Haas on April 1, 2009 of $2,576 million is reflected in the long-term debt table above. On August 21, 2009, the Company executed a buy-back of 175 million Euro of private placement debt acquired from Rohm and Haas and recognized a $56 million pretax loss on this early extinguishment, included in “Sundry income – net.”

On September 28, 2009, Calvin Capital LLC, a wholly owned subsidiary of the Company, repaid a $674 million note payable which was issued in September 2008.

The Company’s outstanding debt of $20.2 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation, or sell or convey all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture, which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

The Company’s primary credit agreements contain covenant and default provisions in addition to the covenants set forth above with respect to the Company’s debt. Significant other covenants and default provisions related to these agreements include:

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

At December 31, 2009, management believes the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE P – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Acquisition of Rohm and Haas
With the April 1, 2009 acquisition of Rohm and Haas (see Note D), the Company assumed sponsorship of qualified and non-qualified pension and other postretirement benefit plans that provide defined benefits to U.S. and non-U.S. employees. As a result, the Company acquired the following plan assets and obligations from Rohm and Haas:

Plan Assets and Obligations Acquired from Rohm and Haas on April 1, 2009 (1)
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
Fair value of plan assets	$1,439	$18
Projected benefit obligation	$2,168	$338
(1)	Does not include plan assets and obligations of Morton that were sold to K+S on October 1, 2009 (see Note E).

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

The Company’s funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. In 2009, Dow contributed $355 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plans. Dow expects to contribute $304 million to its pension plans in 2010.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are provided in the two tables below:

Weighted-Average Assumptions for All Pension Plans	Benefit Obligations at December 31 (1)		Net Periodic Costs for the Year (1)
	2009	2008	2009	2008
Discount rate	5.71%	6.35%	6.53%	6.33%
Rate of increase in future compensation levels	4.14%	4.14%	4.01%	4.14%
Expected long-term rate of return on plan assets	-	-	8.03%	8.12%

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at December 31 (1)		Net Periodic Costs for the Year (1)
	2009	2008	2009	2008
Discount rate	5.97%	6.61%	6.82%	6.75%
Rate of increase in future compensation levels	4.50%	4.50%	4.31%	4.50%
Expected long-term rate of return on plan assets	-	-	8.46%	8.44%
(1)	2008 assumptions do not include Rohm and Haas plans acquired on April 1, 2009.

The Company determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Company’s historical experience with the pension fund asset performance is also considered. A similar process is followed in determining the expected long-term rate of return for assets held in the Company’s other postretirement benefit plan trusts. The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of Dow’s major U.S. plans are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan.

The accumulated benefit obligation for all defined benefit pension plans was $18.9 billion at December 31, 2009 and $14.9 billion at December 31, 2008.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2009	2008
Projected benefit obligations	$18,113	$13,514
Accumulated benefit obligations	$17,277	$13,027
Fair value of plan assets	$12,679	$9,536

In addition to the U.S. qualified plan, U.S. employees are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, Brazil, Canada, Italy, Spain and the United Kingdom. Expense recognized for all defined contribution plans was $156 million in 2009, $49 million in 2008 and $125 million in 2007.

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

The Company funds most of the cost of these health care and life insurance benefits as incurred. In 2009, Dow did not make any contributions to its other postretirement benefit plan trusts. Likewise, Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2010.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the U.S. plans are provided below:

U.S. Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2009	2008	2009	2008
Discount rate	5.69%	6.91%	7.11%	6.57%
Expected long-term rate of return on plan assets	-	-	5.15%	6.75%
Initial health care cost trend rate	9.13%	9.72%	9.71%	10.30%
Ultimate health care cost trend rate	5.00%	6.00%	6.00%	6.00%
Year ultimate trend rate to be reached	2019	2018	2018	2014

Increasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2009 by $3 million and the net periodic postretirement benefit cost for the year by $1 million. Decreasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2009 by $23 million and decrease the net periodic postretirement benefit cost for the year by $1 million.

Net Periodic Benefit Cost for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2009	2008	2007	2009	2008	2007
Service cost	$270	$264	$289	$16	$18	$21
Interest cost	1,081	961	881	138	117	113
Expected return on plan assets	(1,254)	(1,232)	(1,179)	(17)	(29)	(34)
Amortization of prior service cost (credit)	31	32	23	(3)	(4)	(4)
Amortization of unrecognized loss (gain)	106	43	191	(1)	(1)	3
Curtailment/settlement/other costs (1)	13	54	11	-	34	6
Net periodic benefit cost	$247	$122	$216	$133	$135	$105
(1)	See Note C for information regarding curtailment and settlement costs recorded in 2009, 2008 and 2007.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2009	2008	2007	2009	2008	2007
Net loss (gain)	$804	$4,669	$(1,593)	$(114)	$23	$(201)
Prior service cost	2	4	140	-	-	2
Amortization of prior service (cost) credit	(31)	(32)	(23)	3	4	4
Amortization of unrecognized (loss) gain	(119)	(43)	(191)	1	1	(3)
Total recognized in other comprehensive loss (income)	$656	$4,598	$(1,667)	$(110)	$28	$(198)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$903	$4,720	$(1,451)	$23	$163	$(93)

Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans
In millions	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligations	2009	2008	2009	2008
Benefit obligation at beginning of year	$15,573	$15,604	$1,821	$1,890
Service cost	270	264	16	18
Interest cost	1,081	961	138	117
Plan participants’ contributions	27	21	-	-
Amendments	2	15	-	-
Actuarial changes in assumptions and experience	1,718	72	(75)	(71)
Acquisition/divestiture/other activity	2,175	(8)	336	-
Benefits paid	(1,239)	(980)	(171)	(144)
Currency impact	307	(420)	14	(23)
Termination benefits/curtailment cost	-	44	-	34
Benefit obligations at end of year	$19,914	$15,573	$2,079	$1,821

Change in plan assets
Fair value of plan assets at beginning of year	$11,573	$16,130	$368	$432
Actual return on plan assets	2,155	(3,442)	56	(64)
Currency impact	279	(341)	-	-
Employer contributions	355	185	-	-
Plan participants’ contributions	27	21	-	-
Acquisition/divestiture/other activity	1,439	-	18	-
Benefits paid	(1,239)	(980)	(75)	-
Fair value of plan assets at end of year	$14,589	$11,573	$367	$368

Funded status at end of year	$(5,325)	$(4,000)	$(1,712)	$(1,453)

Net amounts recognized in the consolidated balance sheets at December 31:
Noncurrent assets	$110	$12	-	-
Current liabilities	(54)	(45)	$(89)	$(54)
Noncurrent liabilities	(5,381)	(3,967)	(1,623)	(1,399)
Net amounts recognized in the consolidated balance sheets	$(5,325)	$(4,000)	$(1,712)	$(1,453)

Pretax amounts recognized in AOCI at December 31:
Net loss	$6,376	$5,691	$(86)	$27
Prior service cost (credit)	216	245	(13)	(16)
Pretax balance in AOCI at end of year	$6,592	$5,936	$(99)	$11

In 2010, an estimated net loss of $261 million and prior service cost of $29 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2010, an estimated net gain of $1 million for other post retirement benefit plans will be amortized from AOCI to net periodic benefit cost.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2009
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2010	$1,226	$192
2011	1,236	194
2012	1,147	189
2013	1,163	181
2014	1,183	174
2015 through 2019	6,402	786
Total	$12,357	$1,716
Plan Assets
Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and may include alternative investments such as real estate, private equity funds and absolute return strategies. At December 31, 2009, plan assets totaled $14.6 billion and included Company common stock with a value of $11 million (less than 1 percent of total plan assets). At December 31, 2008, plan assets totaled $11.6 billion and included Company common stock with a value of $7 million (less than 1 percent of total plan assets).

Investment Strategy and Risk Management for Plan Assets
The Company’s investment strategy for the plan assets is to manage the assets in relation to the liability in order to pay retirement benefits to plan participants while minimizing cash contributions from the Company over the life of the plans. This is accomplished by identifying and managing the exposure to various market risks, diversifying investments in various asset classes and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plans.

The plans are permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposure and rebalancing the asset allocation. The plans use value at risk, stress testing, scenario analysis and Monte Carlo simulation to monitor and manage risk in the portfolios.

Equity securities primarily include investments in large-cap companies located in the United States or developed non-U.S. markets. Fixed income securities are primarily invested in investment grade corporate bonds of companies from diversified industries, U.S. treasuries, non-U.S. developed market securities and U.S. agency mortgage backed securities. Alternative investments primarily include investments in real estate, private equity funds and absolute return strategies. Other significant investment types include insurance contracts and interest rate, equity and foreign exchange derivative investments and hedges.

Strategic Weighted-Average Target Allocation of Plan Assets for All Significant Plans
Asset Category	Target Allocation
Equity securities	45%
Fixed Income securities	35%
Alternative investments	15%
Other investments	5%
Total	100%

Concentration of Risk
The Company mitigates the credit risk of investments by establishing guidelines with investment managers that limit investment in any single issue or issuer to an amount that is not material to the portfolio being managed. These guidelines are monitored for compliance both by the Company and external managers. Credit risk for hedging activity is mitigated by utilizing multiple counterparties and through collateral support agreements.

The JP Morgan Federal Agency money market fund is utilized as the sweep vehicle for the two largest U.S. plans, which from time to time can represent a significant investment. For one U.S. plan, approximately half of the plan is covered by a participating group annuity issued by Prudential Insurance Company.

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value:

Basis of Fair Value Measurements of Pension Plan Assets at December 31, 2009 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$100	$730	-	$830
Equity securities:
U.S. equity (1)	1,774	$142	-	$1,916
Non-U.S. equity – developed countries	2,203	922	-	3,125
Emerging market	668	490	-	1,158
Equity derivatives	1	9	-	10
Total equity securities	$4,646	$1,563	-	$6,209
Fixed income securities:
U.S. government and municipalities	-	$991	-	$991
U.S. agency and agency mortgage backed securities	-	300	-	300
Corporate bonds – investment grade	-	1,242	-	1,242
Non-U.S. governments – developed countries	-	463	-	463
Non-U.S. corporate bonds – developed countries	-	557	-	557
Emerging market debt	-	30	-	30
Other asset-backed securities	-	156	$25	181
Convertible bonds	$50	386	-	436
High yield bonds	-	176	25	201
Other fixed income funds	-	878	-	878
Fixed income derivatives	(7)	(36)	-	(43)
Total fixed income securities	$43	$5,143	$50	$5,236
Alternative investments:
Real estate	$26	$46	$561	$633
Private equity	-	-	802	802
Absolute return	-	350	95	445
Total alternative investments	$26	$396	$1,458	$1,880
Other	-	$391	$43	$434
Total assets at fair value	$4,815	$8,223	$1,551	$14,589
(1)	Includes $11 million of the Company’s common stock.

For pension or other post retirement benefit plan assets classified as Level 1 (measured using quoted prices in active markets), the total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For pension or other post retirement benefit plan assets classified as Level 2, the fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well established and recognized vendors of market data and subjected to tolerance/quality checks. For derivative assets and liabilities, the fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatilities obtained from various market sources.

For all other pension or other post retirement benefit plan assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

For pension or other post retirement benefit plan assets classified as Level 3, the total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. Investment managers or fund managers provide valuations of the investment on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and company performance. Adjustments to valuations are made where appropriate. Where available, audited financial statements are obtained and reviewed for the investments as support for the manager’s investment valuation.

The following table summarizes the changes in fair value of Level 3 pension plan assets for the year ended December 31, 2009:

Fair Value Measurement of Level 3 Pension Plan Assets In millions	Equity Securities	Fixed Income Securities	Alternative Investments	Other Securities	Total
Balance at January 1, 2009	$3	$28	$1,242	$20	$1,293
Acquisitions and divestitures	-	44	257	20	321
Actual return on plan assets:
Relating to assets sold during 2009	(16)	(6)	(23)	-	(45)
Relating to assets held at Dec. 31, 2009	16	13	(121)	2	(90)
Purchases, sales and settlements	(3)	(29)	99	1	68
Foreign currency impact	-	-	4	-	4
Balance at December 31, 2009	-	$50	$1,458	$43	$1,551

The following table summarizes the bases used to measure the Company’s other postretirement benefit plan assets at fair value:

Basis of Fair Value Measurements of Other Postretirement Benefit Plan Assets at December 31, 2009 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash and cash equivalents	-	$74	$74
Equity securities (1)	$82	-	82
Fixed income securities	3	208	211
Total assets at fair value	$85	$282	$367
(1)	Includes no common stock of the Company.

NOTE Q – LEASED PROPERTY

Leased Property
The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines, and equipment under operating leases. In addition, the Company leases a gas turbine and aircraft in the United States, and an ethylene plant in The Netherlands. At the termination of the leases, the Company has the option to purchase the ethylene plant and certain other leased equipment and buildings based on a fair market value determination. In 2009, the Company purchased a previously leased ethylene plant in Canada for $713 million.

Rental expenses under operating leases, net of sublease rental income, were $459 million in 2009, $439 million in 2008 and $445 million in 2007. Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2009 In millions
2010	$245
2011	168
2012	132
2013	111
2014	85
2015 and thereafter	1,225
Total	$1,966

NOTE R – VARIABLE INTEREST ENTITIES

Nonconsolidated Variable Interest Entities
The Company leases an ethylene facility in The Netherlands from an owner trust that is a variable interest entity (“VIE”). Dow is not the primary beneficiary of the owner trust and is, therefore, not required to consolidate the owner trust. Based on a valuation completed in mid-2003 when Dow entered into the lease, the facility was valued at $394 million. Upon expiration of the lease, which matures in 2014, Dow may purchase the facility for an amount based on a fair market value determination. At December 31, 2009, Dow had provided to the owner trust a residual value guarantee of $363 million, which represents Dow’s maximum exposure to loss under the lease. Given the productive nature of the facility, it is probable that the facility will have continuing value to Dow or the owner trust in excess of the residual value guarantee. See Note B for information regarding the anticipated impact of adopting ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” on January 1, 2010.

The Company holds a variable interest in a joint venture accounted for under the equity method of accounting, acquired through the acquisition of Rohm and Haas on April 1, 2009. The joint venture manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner, and therefore the entity is not consolidated. At December 31, 2009, the Company’s investment in the joint venture was $161 million, classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheet, representing the Company’s maximum exposure to loss.

Consolidated Variable Interest Entities
The Company holds a variable interest in two joint ventures for which the Company is the primary beneficiary. One joint venture is in the early stages of constructing a manufacturing facility to produce propylene oxide in Thailand. The Company’s variable interest in this joint venture relates to a cost-plus arrangement between the joint venture and the Company that involves a majority of the output and ensures a guaranteed return to the joint venture.

The other joint venture was acquired through the acquisition of Rohm and Haas on April 1, 2009. This joint venture manufactures products in Japan for the semiconductor industry. Each joint venture partner holds several equivalent variable interests, with the exception of a royalty agreement held exclusively between the joint venture and the Company. In addition, the entire output of the joint venture is sold to the Company for resale to third-party customers.

As the primary beneficiary of these two VIEs, the joint ventures’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other joint venture partners’ interest in results of operations is reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income. The other joint venture partners’ interest in the joint ventures’ assets and liabilities is reflected in “Noncontrolling interests” in the consolidated balance sheet. The following table summarizes the carrying amount of the two joint ventures’ assets and liabilities included in the Company’s consolidated balance sheet, before intercompany eliminations, at December 31, 2009:

VIE Assets and Liabilities Included in the Consolidated Balance Sheet at December 31 In millions	2009
Current assets	$102
Property	455
Other noncurrent assets	81
Total assets	$638
Current liabilities	$183
Long-term debt	125
Other noncurrent liabilities	43
Total liabilities	$351

In September 2001, Hobbes Capital S.A. (“Hobbes”), a former consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provided a floating rate of return (which could be reinvested) based on LIBOR. Under the accounting guidance for consolidation, Hobbes was a VIE and the Company was the primary beneficiary. During the third quarter of 2008, the other partner of Hobbes redeemed its $674 million ownership in Hobbes. Prior to redemption, the equity certificates were classified as “Preferred Securities of Subsidiaries” and the reinvested preferred returns were included in “Noncontrolling interests” in the consolidated balance sheets. The preferred return was included in “Net income attributable to noncontrolling interests” in the consolidated statements of income.

NOTE S – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees and non-employee directors in the form of the Employees’ Stock Purchase Plan (“ESPP”) and stock option plans, which include deferred and restricted stock. Information regarding these plans is provided below.

Accounting for Stock-Based Compensation
The Company grants stock-based compensation awards that vest over a specified period or upon employees meeting certain performance and/or retirement eligibility criteria. The fair value of equity instruments issued to employees is measured on the grant date and is recognized over the vesting period or, in the case of retirement, from the grant date to the date on which retirement eligibility provisions have been met and additional service is no longer required.

The Company uses a lattice-based option valuation model to estimate the fair value of stock options and a Black-Scholes option valuation model for subscriptions to purchase shares under the ESPP. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

	2009	2008	2007
Dividend yield	3.8%	4.4%	3.5%
Expected volatility	43.78%	29.57%	23.33%
Risk-free interest rate	1.61%	3.42%	4.89%
Expected life of stock options granted during period	6.25 years	6 years	6 years
Life of Employees’ Stock Purchase Plan	9 months	6.5 months	6.6 months

The dividend yield assumption for 2009 was based on a 10-year dividend yield average. In 2008 and 2007, the dividend yield assumption was based on the Company’s current declared dividend as a percentage of the stock price on the grant date. The expected volatility assumption for 2009 was based entirely on historical daily volatility, while the expected volatility assumption for 2008 and 2007 was based on an equal weighting of the historical daily volatility and current implied volatility from exchange-traded options for the contractual term of the options. The risk-free interest rate for all years was based on the weighted-average of U.S. Treasury strip rates over the contractual term of the options. Based on an analysis of historical exercise patterns, exercise rates were developed that resulted in an average life of 6.25 years for 2009 and 6 years for 2008 and 2007.

EMPLOYEES’ STOCK PURCHASE PLAN
On February 13, 2003, the Board of Directors authorized a 10-year ESPP, which was approved by stockholders at the Company’s annual meeting on May 8, 2003. Under the 2009 annual offering, most employees were eligible to purchase shares of common stock of the Company valued at up to 20 percent of their annual base earnings. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set each year at no less than 85 percent of market price. Approximately 36 percent of the eligible employees enrolled in the annual plan for 2009; approximately 51 percent of the eligible employees enrolled in the annual plan for 2008; and approximately 59 percent of the eligible employees enrolled in 2007.

Employees’ Stock Purchase Plan	2009
Shares in thousands	Shares	Exercise Price (1)
Outstanding at beginning of year	-	-
Granted	10,538	$20.81
Exercised	(6,563)	$20.81
Forfeited/Expired	(3,975)	$20.81
Outstanding and exercisable at end of year	-	-
(1) Weighted-average per share

Additional Information about ESPP In millions, except per share amounts	2009	2008	2007
Weighted-average fair value per share of purchase rights granted	$1.00	$4.33	$10.62
Total compensation expense for ESPP	$10	$20	$57
Related tax benefit	$4	$7	$21
Total amount of cash received from the exercise of purchase rights	$137	$32	$145
Total intrinsic value of purchase rights exercised (1)	$38	$3	$65
Related tax benefit	$14	$1	$24
(1) Difference between the market price at exercise and the price paid by the employee to exercise the purchase rights

STOCK OPTION PLANS
Under the 1988 Award and Option Plan (the “1988 Plan”), a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. The terms of the grants are fixed at the grant date. At December 31, 2009, there were 19,782,822 shares available for grant under this plan.

Under the 1994 Non-Employee Directors’ Stock Plan, the Company was previously allowed to grant up to 300,000 options to non-employee directors; however, no additional grants will be made under this plan. At December 31, 2009, there were 34,650 options outstanding under this plan.

Under the 1998 Non-Employee Directors’ Stock Plan, the Company was previously allowed to grant up to 600,000 options to non-employee directors; however, no additional grants will be made under this plan. At December 31, 2009, there were 112,600 options outstanding under this plan.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Options vest from one to three years, and have a maximum term of 10 years.

The following table provides stock option activity for 2009:

Stock Options	2009
Shares in thousands	Shares	Exercise Price (1)
Outstanding at beginning of year	53,777	$39.39
Granted	11,416	$9.54
Exercised	(10)	$27.55
Forfeited/Expired	(4,939)	$33.52
Outstanding at end of year	60,244	$34.22
Remaining contractual life in years		5.40
Aggregate intrinsic value in millions	$203	-
Exercisable at end of year	40,671	$39.78
Remaining contractual life in years		3.98
Aggregate intrinsic value in millions	$1	-
(1) Weighted-average per share

Additional Information about Stock Options In millions, except per share amounts	2009	2008	2007
Weighted-average fair value per share of options granted	$2.60	$8.88	$9.81
Total compensation expense for stock option plans	$46	$79	$86
Related tax benefit	$17	$29	$32
Total amount of cash received from the exercise of options	-	$40	$235
Total intrinsic value of options exercised (1)	-	$12	$103
Related tax benefit	-	$4	$38
(1) Difference between the market price at exercise and the price paid by the employee to exercise the options

Total unrecognized compensation cost related to unvested stock option awards was $20 million at December 31, 2009 and is expected to be recognized over a weighted-average period of 0.7 years.

Deferred and Restricted Stock
Under the 1988 Plan, the Company grants deferred stock to certain employees. The grants vest after a designated period of time, generally two to five years. The following table shows changes in nonvested deferred stock:

Deferred Stock	2009
Shares in thousands	Shares	Grant Date Fair Value (1)
Nonvested at beginning of year	8,116	$43.73
Granted	6,155	$11.70
Vested	(1,866)	$43.32
Canceled	(192)	$26.99
Nonvested at end of year	12,213	$27.91
(1) Weighted-average per share

Additional Information about Deferred Stock
In millions, except per share amounts	2009	2008	2007
Weighted-average fair value per share of deferred stock granted	$11.70	$38.38	$43.61
Total fair value of deferred stock vested and delivered (1)	$20	$11	$24
Related tax benefit	$7	$4	$9
Total compensation expense for deferred stock awards	$80	$95	$76
Related tax benefit	$30	$35	$28
(1)	Includes the fair value of shares vested in prior years and delivered in the reporting year.

Total unrecognized compensation cost related to deferred stock awards was $63 million at December 31, 2009 and is expected to be recognized over a weighted-average period of 0.81 years. At December 31, 2009, approximately 212,595 deferred shares with a grant date weighted-average fair value per share of $33.36 had previously vested, but were not issued. These shares are scheduled to be issued to employees within one to four years or upon retirement.

Also under the 1988 Plan, the Company has granted performance deferred stock awards that vest when the Company attains specified performance targets over a predetermined period, generally one to three years. Compensation expense related to performance deferred stock awards is recognized over the lesser of the service or performance period. The following table shows the performance deferred stock awards granted:

Performance Deferred Stock Awards
Shares in millions	Performance Period	Target Shares Granted (1)	Grant Date Fair Value (2)
2009	October 1, 2009 – September 30, 2011	1.1	$26.39
2009	January 1, 2009 – December 31, 2011	1.2	$9.53
2008	January 1, 2008 – December 31, 2010	1.1	$38.62
2007	January 1, 2007 – December 31, 2009	1.0	$43.59
(1)	At the end of the performance period, the actual number of shares issued can range from zero to 250 percent of the target shares granted.
(2)	Weighted-average per share

The following table shows changes in nonvested performance deferred stock:

Performance Deferred Stock	2009
Shares in thousands	Shares	Grant Date Fair Value (1)
Nonvested at beginning of year	1,995	$40.95
Granted	2,339	$18.02
Vested	(927)	$43.59
Canceled	(51)	$21.39
Nonvested at end of year	3,356	$24.54
(1) Weighted-average per share

Additional Information about Performance Deferred Stock
In millions	2009	2008	2007
Total fair value of performance deferred stock vested and delivered (1)	$1	$166	$127
Related tax benefit	-	$62	$47
Total compensation expense for performance deferred stock awards	$(7)	$17	$69
Related tax benefit	$(2)	$6	$26
(1)	Includes the fair value of shares vested in prior years and delivered in the reporting year.

During the second quarter of 2008, the Company settled 0.9 million shares of performance deferred stock for $35 million in cash. Total unrecognized compensation cost related to performance deferred stock awards was $28 million at December 31, 2009 and is expected to be recognized over a weighted-average period of 0.96 years. At December 31, 2009, approximately 0.6 million performance deferred shares with a grant date weighted-average fair value of $43.59 per share were vested, but not issued. These shares are scheduled to be issued in April 2010.

In addition, the Company is authorized to grant up to 300,000 deferred shares of common stock to executive officers of the Company under the 1994 Executive Performance Plan.

Under the 2003 Non-Employee Directors’ Stock Incentive Plan, a plan approved by stockholders, the Company may grant up to 1.5 million shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. In 2009, 53,600 shares of restricted stock with a weighted-average fair value of $6.47 per share were issued under this plan. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

NOTE T – LIMITED PARTNERSHIP

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

Prior to the sale of its interest, the outside investor in Chemtech II received a cumulative annual priority return on its investment and participated in residual earnings. For financial reporting purposes, the assets (other than intercompany loans, which were eliminated), liabilities, results of operations and cash flows of the partnership and subsidiaries were included in the Company’s consolidated financial statements, and the outside investor’s limited partner interest was included in “Noncontrolling interests” in the consolidated balance sheets.

NOTE U – PREFERRED SECURITIES OF SUBSIDIARIES

The following transactions were entered into for the purpose of providing diversified sources of funds to the Company.

In July 1999, Tornado Finance V.O.F., a former consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of preferred partnership units. The units provided a distribution of 7.965 percent, could be redeemed in 2009 or thereafter, and could be called at any time by the subsidiary. On June 4, 2009, the preferred partner notified Tornado Finance V.O.F. that the preferred partnership units would be redeemed in full on July 9, 2009, as permitted by the terms of the partnership agreement. On July 9, 2009, the preferred partnership units and accrued dividends were redeemed for a total of $520 million. Upon redemption, Tornado Finance V.O.F. was dissolved. The preferred partnership units were previously classified as “Preferred Securities of Subsidiaries” in the consolidated balance sheets. The distributions were included in “Net income attributable to noncontrolling interests” in the consolidated statements of income.

In September 2001, Hobbes Capital S.A. (“Hobbes”), a former consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provided a floating rate of return (which could be reinvested) based on LIBOR. During the third quarter of 2008, the other partner of Hobbes redeemed its $674 million ownership in Hobbes. The minority ownership was redeemed in a non-cash transaction in exchange for a three-year note payable with a floating rate based on LIBOR. Prior to redemption, the equity certificates of $500 million were classified as “Preferred Securities of Subsidiaries” and the reinvested preferred returns were included in “Noncontrolling interests” in the consolidated balance sheets. The preferred return was included in “Net income attributable to noncontrolling interests” in the consolidated statements of income.

NOTE V – REDEEMABLE PREFERRED STOCKS

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

In May 2009, the Company entered into a purchase agreement with the Haas Trusts and Paulson, whereby the Haas Trusts and Paulson agreed to sell to the Company their shares of the preferred series B in consideration for shares of the Company’s common stock and/or notes, at the discretion of the Company. Pursuant to the purchase agreement, the Company issued 83.3 million shares of its common stock to the Haas Trusts and Paulson in consideration for the purchase of 1.2 million shares of preferred series B held by the Haas Trusts and Paulson. In a separate transaction as part of a $6 billion offering of senior notes, the Company issued $1.35 billion aggregate principal amount of 8.55 percent notes due 2019 to the Haas Trusts and Paulson in consideration for the purchase of the remaining 1.3 million shares of preferred series B at par plus accrued dividends. Upon the consummation of these transactions, all shares of preferred series B were retired. For additional information concerning the common stock and debt issuances, see Notes O and W.

Cumulative Convertible Perpetual Preferred Stock, Series C
With the April 1, 2009 acquisition of Rohm and Haas, the Haas Trusts invested $500 million in Cumulative Convertible Perpetual Preferred Stock, Series C (“preferred series C”). Under the terms of the preferred series C, prior to June 8, 2009, the holders were entitled to cumulative dividends at a rate of 7 percent per annum in cash and 8 percent per annum either in cash or as an increase in the liquidation preference of the preferred series C, at the Company’s option. On and after June 8, 2009, the Company would have been required to pay cumulative dividends of 12 percent per annum in cash.

The preferred series C shares would automatically convert to common stock on the date immediately following the ten full trading days commencing on the date on which there was an effective shelf registration statement relating to the common stock underlying the preferred series C, if such registration statement was effective prior to June 8, 2009. On May 26, 2009, the Company entered into an underwriting agreement and filed the corresponding shelf registration statement to effect the conversion of preferred series C into the Company’s common stock in accordance with the terms of the preferred series C. Under the terms of the preferred series C, the shares of preferred series C would convert into shares of the Company’s common stock at a conversion price per share of common stock based upon 95 percent of the average of the common stock volume-weighted average price for the ten trading days preceding the conversion. After ten full trading days and upon the automatic conversion of the preferred series C, the Company issued 31.0 million shares of the Company’s common stock to the Haas Trusts on June 9, 2009, and all shares of preferred series C were retired (see Note W).

NOTE W – STOCKHOLDERS’ EQUITY

Cumulative Convertible Perpetual Preferred Stock, Series A
Equity securities in the form of Cumulative Convertible Perpetual Preferred Stock, Series A (“preferred series A”) were issued on April 1, 2009 to Berkshire Hathaway Inc. in the amount of $3 billion (3 million shares) and the Kuwait Investment Authority in the amount of $1 billion (1 million shares). The Company will pay cumulative dividends on preferred series A at a rate of 8.5 percent per annum in either cash, shares of common stock, or any combination thereof, at the option of the Company. Dividends may be deferred indefinitely, at the Company’s option. If deferred, common stock dividends must also be deferred. Any past due and unpaid dividends will accrue additional dividends at a rate of 10 percent per annum, compounded quarterly. If dividends are deferred for any six quarters, the preferred series A shareholders may elect two directors to the Company’s Board of Directors until all past due dividends are paid. On December 10, 2009, the Board of Directors declared a quarterly dividend of $85 million to preferred series A shareholders, which was paid on January 4, 2010. On February 10, 2010, the Board of Directors declared a quarterly dividend of $85 million to preferred series A shareholders, payable on April 1, 2010. Ongoing dividends related to preferred series A will be $85 million per quarter.

Shareholders of preferred series A may convert all or any portion of their shares, at their option, at any time, into shares of the Company’s common stock at an initial conversion rate of 24.2010 shares of common stock for each share of preferred series A. Under certain circumstances, the Company will be required to adjust the conversion rate. On or after the fifth anniversary of the issuance date, if the common stock price exceeds $53.72 per share for any 20 trading days in a consecutive 30-day window, the Company may, at its option, at any time, in whole or in part, convert preferred series A into common stock at the then applicable conversion rate. Upon conversion, accrued and unpaid dividends will be payable, at the option of the Company, in either cash, shares of common stock, or any combination thereof.

Common Stock
On May 6, 2009, the Company launched a public offering of 150.0 million shares of its common stock at a price of $15.00 per share. Included in the 150.0 million shares offered to the public were 83.3 million shares issued to the Haas Trusts and Paulson in consideration for shares of preferred series B held by the Haas Trusts and Paulson (see Note V). Gross proceeds were $2,250 million, of which the Company’s net proceeds (after underwriting discounts and commissions) were $966 million for the sale of the Company’s 66.7 million shares.

On May 26, 2009, the Company entered into an underwriting agreement and filed the corresponding shelf registration statement to effect the conversion of the preferred series C into shares of the Company’s common stock (see Note V). On June 9, 2009, following the end of the sale period and determination of the share conversion amount, the Company issued 31.0 million shares to the Haas Trusts.

Retained Earnings
There are no significant restrictions limiting the Company’s ability to pay dividends.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $1,826 million at December 31, 2009 and $2,089 million at December 31, 2008.

Employee Stock Ownership Plan
The Company has the Dow Employee Stock Ownership Plan (the “ESOP”), which is an integral part of The Dow Chemical Company Employees’ Savings Plan (the “Plan”). A significant majority of full-time employees in the United States are eligible to participate in the Plan. The Company uses the ESOP to provide the Company’s matching contribution in the form of the Company’s stock to Plan participants.

In connection with the acquisition of Rohm and Haas (see Note D), $552 million in cash was paid to the Rohm and Haas Company Employee Stock Ownership Plan (the “Rohm and Haas ESOP”) for 7.0 million shares of Rohm and Haas common stock held by the Rohm and Haas ESOP on April 1, 2009. On the date of the acquisition, the Rohm and Haas ESOP was merged into the Plan, and the Company assumed the $78 million balance of debt at 9.8 percent interest with final maturity in 2020 that was used to finance share purchases by the Rohm and Haas ESOP in 1990. The outstanding balance of the debt was $71 million at December 31, 2009.

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

In accordance with the accounting guidance for stock-based compensation, compensation expense for allocated shares is recorded at the fair value of the shares on the date of allocation. Under this guidance, ESOP shares that have not been released or committed to be released are not considered outstanding for purposes of computing basic and diluted earnings per share.

Compensation expense for ESOP shares allocated to plan participants was $48 million for the year ended December 31, 2009; no shares were allocated to plan participants in 2008. At December 31, 2009, 14.2 million shares out of a total 48.7 million shares held by the ESOP had been allocated to participants’ accounts, 0.4 million shares were released but unallocated and 34.1 million shares, at a fair value of $942 million, were considered unearned.

Treasury Stock
On July 14, 2005, the Board of Directors authorized the repurchase of up to 25 million shares of Dow common stock over the period ending on December 31, 2007 (the “2005 Program”). During the first quarter of 2007, the Company purchased 6.2 million shares of the Company’s common stock under the 2005 Program, bringing the program to a close.

On October 26, 2006, the Company announced that its Board of Directors had approved a share buy-back program, authorizing up to $2 billion to be spent on the repurchase of the Company’s common stock (the “2006 Program”). Purchases under the 2006 Program began in March 2007, following the completion of the 2005 Program. In 2007, the Company purchased 26.2 million shares of the Company’s common stock under the 2006 Program. In 2008, the Company purchased 21.9 million shares under the 2006 Program, bringing the total number of shares purchased under this program to 48.1 million and bringing the program to a close.

The total number of treasury shares purchased by the Company, including shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock, was 0.5 million in 2009; 23.0 million in 2008 and 33.3 million in 2007.

The Company issues shares for options exercised as well as for the release of deferred and restricted stock out of treasury stock. The Company does not plan to repurchase shares for this activity in 2010. The number of treasury shares issued to employees and non-employee directors under the Company’s option and purchase programs was 8.7 million in 2009, 7.0 million in 2008 and 15.6 million in 2007.

Reserved Treasury Stock at December 31
Shares in millions	2009	2008	2007
Stock option and deferred stock plans	12.2	57.0	41.0

In May 2009, the Company sold 36.7 million shares from treasury stock to the ESOP.

NOTE X – INCOME TAXES

Operating loss carryforwards amounted to $4,550 million at December 31, 2009 and $4,087 million at December 31, 2008. At December 31, 2009, $344 million of the operating loss carryforwards were subject to expiration in 2010 through 2014. The remaining operating loss carryforwards expire in years beyond 2014 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2009 amounted to $656 million ($680 million at December 31, 2008), net of uncertain tax positions, of which $1 million is subject to expiration in 2010 through 2014. The remaining tax credit carryforwards expire in years beyond 2014.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $8,707 million at December 31, 2009, $8,043 million at December 31, 2008 and $7,752 million at December 31, 2007. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Company had valuation allowances, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States, Brazil, Asia Pacific and Denmark of $721 million at December 31, 2009; valuation allowances of $487 million at December 31, 2008 were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States, Brazil, Asia Pacific and Switzerland. In 2009, $206 million of valuation allowances were associated with the deferred tax assets acquired from Rohm and Haas (see Note D).

The tax rate for 2009 was reduced by several factors: a significantly higher level of equity earnings as a percent of total earnings, favorable accrual-to-return adjustments in various geographies, the recognition of domestic losses and an improvement in financial results in jurisdictions with tax rates that are lower than the U.S. statutory rate. These factors resulted in an effective tax rate of negative 20.7 percent for 2009.

The tax rate for 2008 was negatively impacted by increased foreign taxes, declining financial results in jurisdictions with lower tax rates than the United States and goodwill impairment losses that are not deductible for tax purposes (see Note I). Additionally, during 2008, the Company determined that it was more likely than not that certain tax loss carryforwards in the United States and Asia Pacific would not be utilized due to deteriorating market conditions for the Company’s products in these areas, which resulted in increases in valuation allowances of $48 million in the United States and $24 million in Asia Pacific. These events resulted in an effective tax rate for 2008 that was higher than the U.S. statutory rate. The Company’s reported effective tax rate for 2008 was 51.0 percent.

The tax rate for 2007 was negatively impacted by a change in German tax law that was enacted in August and included a reduction in the German income tax rate, which was effective January 1, 2008. As a result of the change, the Company adjusted the value of its net deferred tax assets in Germany (using the lower tax rate) and recorded a charge of $362 million against the “Provision for income taxes” in the third quarter of 2007. Additionally, during 2007, the Company determined that it was more likely than not that certain tax loss carryforwards in the United States and Brazil would be utilized due to positive financial performance, adherence to fiscal discipline and improved forecasted earnings, which resulted in net reversals of valuation allowances of $71 million related to the United States and $45 million related to Brazil. In addition, the Company changed the legal ownership structure of its investment in EQUATE, resulting in a favorable impact to the “Provision for income taxes” of $113 million in the fourth quarter of 2007. These events, combined with enacted changes in the tax rates in Canada and Italy, strong financial results in jurisdictions with lower tax rates than the United States and improved earnings from a number of the Company’s joint ventures, partially offset by the impact of uncertain tax positions, resulted in an effective tax rate for 2007 that was lower than the U.S. statutory rate. The Company’s reported effective tax rate for 2007 was 29.3 percent.

Domestic and Foreign Components of Income from Continuing Operations Before Income Taxes
In millions	2009	2008	2007
Domestic	$(290)	$(1,290)	$192
Foreign	759	2,567	4,000
Total	$469	$1,277	$4,192

Reconciliation to U.S. Statutory Rate
In millions	2009	2008	2007
Taxes at U.S. statutory rate	$164	$447	$1,467
Equity earnings effect	(266)	(309)	(396)
Change in legal ownership structure of EQUATE	-	-	(113)
Foreign income taxed at rates other than 35% (1)	(121)	261	(686)
German tax law change	-	-	362
U.S. tax effect of foreign earnings and dividends	210	164	480
Goodwill impairment losses	3	75	-
Change in valuation allowances	9	60	(124)
Unrecognized tax benefits	21	31	166
Federal tax accrual adjustments	(119)	29	5
Other – net	2	(107)	69
Total tax provision	$(97)	$651	$1,230
Effective tax rate	(20.7)%	51.0%	29.3%
(1)	Includes the tax provision for statutory taxable income in foreign jurisdictions for which there is no corresponding amount in “Income from Continuing Operations Before Income Taxes.”

Provision (Credit) for Income Taxes
		2009			2008			2007
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$65	$(538)	$(473)	$3	$(541)	$(538)	$77	$128	$205
State and local	27	(15)	12	6	(17)	(11)	87	3	90
Foreign	463	(99)	364	918	282	1,200	586	349	935
Total	$555	$(652)	$(97)	$927	$(276)	$651	$750	$480	$1,230

The provision for income taxes attributable to discontinued operations (domestic) was $65 million for 2009, $16 million for 2008 and $14 million for 2007 (see Note E).

Deferred Tax Balances at December 31	2009		2008
In millions	Deferred Tax Assets (1)	Deferred Tax Liabilities (2)	Deferred Tax Assets (1)	Deferred Tax Liabilities
Property	$20	$2,647	$99	$1,908
Tax loss and credit carryforwards	2,414	-	2,226	-
Postretirement benefit obligations	3,097	1,039	2,642	950
Other accruals and reserves	1,963	227	1,462	306
Intangibles	40	1,646	56	76
Inventory	203	182	139	200
Long-term debt	8	107	3	89
Investments	103	21	186	1
Other – net	460	370	791	153
Subtotal	$8,308	$6,239	$7,604	$3,683
Valuation allowance	(721)	-	(487)	-
Total	$7,587	$6,239	$7,117	$3,683
(1)	Included in current deferred tax assets are prepaid tax assets totaling $151 million in 2009 and $141 million in 2008.
(2)	The Company assumed $2,793 million of deferred tax liabilities with the April 1, 2009 acquisition of Rohm and Haas; see Note D.

Uncertain Tax Positions
On January 1, 2007, the Company adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $290 million reduction of retained earnings. At December 31, 2009, the total amount of unrecognized tax benefits was $650 million ($736 million at December 31, 2008), of which $610 million would impact the effective tax rate, if recognized ($690 million at December 31, 2008).

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes,” and totaled $10 million in 2009, $3 million in 2008 and $29 million in 2007. The Company’s accrual for interest and penalties was $68 million at December 31, 2009 and $124 million at December 31, 2008.

Total Gross Unrecognized Tax Benefits
In millions	2009	2008
Balance at January 1	$736	$892
Increases related to positions taken on items from prior years	57	41
Decreases related to positions taken on items from prior years	(25)	(191)
Increases related to positions taken in the current year	71	34
Settlement of uncertain tax positions with tax authorities	(172)	(29)
Decreases due to expiration of statutes of limitations	(17)	(11)
Balance at December 31	$650	$736

The Company is currently under examination in a number of tax jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Company at December 31, 2009 will be reduced by approximately $51 million. The amount of settlement remains uncertain and it is reasonably possible that before settlement, the amount of gross unrecognized tax benefits may increase or decrease by approximately $30 million. The impact on the Company’s results of operations is not expected to be material.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
Jurisdiction	Earliest Open Year
	2009	2008
Argentina	2003	2002
Brazil	2004	2003
Canada	2002	2001
France	2007	2007
Germany	2002	2002
Italy	2004	2004
The Netherlands	2008	2008
Spain	2004	2004
Switzerland	2008	2006
United Kingdom	2007	2006
United States:
Federal income tax	2004	2001
State and local income tax	1989	1989

The reserve for non-income tax contingencies related to issues in the United States and foreign locations was $189 million at December 31, 2009 and $163 million at December 31, 2008. This is management’s best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Company’s consolidated financial statements.

NOTE Y – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Dow is a diversified, worldwide manufacturer and supplier of products used primarily as raw materials in the manufacture of customer products and services. The Company serves the following industries: appliance; automotive; agricultural; building and construction; chemical processing; electronics; furniture; housewares; oil and gas; packaging; paints, coatings and adhesives; personal care; pharmaceutical; processed foods; pulp and paper; textile and carpet; utilities; and water treatment.

Dow conducts its worldwide operations through global businesses, which are reported in eight operating segments following the acquisition of Rohm and Haas. The Company’s operating segments are Electronic and Specialty Materials, Coatings and Infrastructure, Health and Agricultural Sciences, Performance Systems, Performance Products, Basic Plastics, Basic Chemicals, and Hydrocarbons and Energy. Corporate contains the reconciliation between the totals for the reportable segments and the Company’s totals and includes research and other expenses related to new business development activities, and other corporate items not allocated to the reportable operating segments. The Company uses EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. See table toward the end of this footnote for depreciation and amortization by segment as well as a reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes.”

The Corporate Profile included below describes the operating segments, and the types of products and services from which their revenues are derived.

Corporate Profile
Dow combines the power of science and technology with the “Human Element” to passionately innovate what is essential to human progress. The Company connects chemistry and innovation with the principles of sustainability to help address many of the world’s most challenging problems such as the need for clean water, renewable energy generation and conservation, and increasing agricultural productivity. Dow’s diversified industry-leading portfolio of specialty chemical, advanced materials, agrosciences and plastics businesses deliver a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2009, Dow had annual sales of $44.9 billion and employed approximately 52,000 people worldwide. The Company’s more than 5,000 products are manufactured at 214 sites in 37 countries across the globe. The following descriptions of the Company’s eight operating segments include a representative listing of products for each business.

ELECTRONIC AND SPECIALTY MATERIALS
Applications: chemical mechanical planarization (CMP) pads and slurries • chemical processing and intermediates • electronic displays • food and pharmaceutical processing and ingredients • printed circuit board materials • semiconductor packaging, connectors and industrial finishing • water purification

Electronic Materials is a leading global supplier of materials for chemical mechanical planarization; materials used in the production of electronic displays; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications.

•
Products: ACuPLANE™ CMP slurries; AR™ antireflective coatings; AUROLECTROLESS™ immersion gold process; COPPER GLEAM™ acid copper plating products; DURAPOSIT™ electroless nickel process; ENLIGHT™ products for photovoltaic manufacturers; EPIC™ immersion photoresists; INTERVIA™ photodielectrics for advanced packaging; LITHOJET™ digital imaging processes; OPTOGRADE™ metalorganic precursors; VISIONPAD™ CMP pads

Specialty Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals, food, home and personal care, water and energy production, and industrial specialty industries. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for sufficient and clean water, air and energy, material preservation and improved health care, disease prevention, nutrition and wellness. The businesses’ global footprint and geographic reach provide multiple opportunities for value growth. Specialty Materials consists of five global businesses: Dow Water and Process Solutions, Dow Home and Personal Care, Dow Microbial Control, Dow Wolff Cellulosics and Performance Materials.

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

•
Products: ADCOTE™ and AQUA-LAM™ laminating adhesives; MOR-FREE™ solventless adhesives; ROBOND™ acrylic adhesives; SERFENE™ barrier coatings; Solvent-based polyurethanes and polyesters; TYMOR™ tie resins

Dow Building and Construction is comprised of two global businesses – Dow Building Solutions and Dow Construction Chemicals – which offer extensive lines of industry-leading insulation, housewrap, sealant and adhesive products and systems, as well as construction chemical solutions. Through its strong sales support, customer service and technical expertise, Dow Building Solutions provides meaningful solutions for improving the energy efficiency in homes and buildings today, while also addressing the industry’s emerging needs and demands. Additionally, Dow Construction Chemicals provides solutions for increased durability, greater water resistance and lower systems costs. As a leader in insulation solutions, the businesses’ products help curb escalating utility bills, reduce a building’s carbon footprint and provide a more comfortable indoor environment.

•
Products: AQUASET™ acrylic thermosetting resins; CELLOSIZE™ hydroxyethyl cellulose; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; POWERHOUSE™ solar shingle; RHOPLEX™ aqueous acrylic polymer emulsions; STYROFOAM™ brand insulation products (including extruded polystyrene and polyisocyanurate rigid foam sheathing products); THERMAX™ insulation; TILE BOND™ roof tile adhesive; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Coating Materials is the largest coatings supplier in the world and a premier supplier of raw materials for architectural paints and industrial coatings. The business manufactures and delivers solutions that leverage high quality, technologically advanced product offerings for paint and coatings. The business also offers technologies used in industrial coatings, including packaging, pipelines, wood, automotive, marine, maintenance and protective industries. The business is also the leader in the conversion of solvent to water-based technologies, which enable customers to offer more environmentally friendly products, including low volatile organic compound (VOC) paints and other sustainable coatings.

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

•
Products: AERIFY™ diesel particulate filters; BETAFOAM™ NVH acoustical foams; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; DOW™ polyethylene resins; IMPAXX™ energy management foam; INSPIRE™ performance polymers; INTEGRAL™ adhesive films; ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; MAGNUM™ ABS resins; PELLETHANE™ thermoplastic polyurethane elastomers; Premium brake fluids and lubricants; PULSE™ engineering resins; SPECFLEX™ semi-flexible polyurethane foam systems

Dow Elastomers offers a unique set of elastomers, specialty films and plastic additive products for customers worldwide. The business is focused on delivering innovative solutions that allow for differentiated participation in multiple industries and applications. The business offers a broad range of performance elastomers and plastomers, specialty copolymers, synthetic rubber, specialty resins, and films and plastic additives. Key applications include adhesives, transportation, building and construction, packaging and consumer durables.

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

•
Products: D.E.H.™ epoxy curing agents or hardeners; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy intermediates (acetone, allyl chloride, epichlorohydrin and phenol); Epoxy resin waterborne emulsions and dispersions; FORTEGRA™ epoxy tougheners; Glycidyl methacrylate (GMA)

The Oxygenated Solvents business offers a full range of acetone derivatives, alcohols, esters, and ethylene- and propylene-based glycol ether products. The business is the industry leader in solvent products used in cleaning products, inks, electronics, mining, paints and coatings, personal care and other applications.

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

•
Products: ECHELON™ polyurethane prepolymer; ISONATE™ methylene diphenyl diisocyanate (MDI); MONOTHANE™ single component polyurethane elastomers; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; RENUVA™ Renewable Resource Technology; VORANATE™ isocyanate; VORANOL™ VORACTIV™ polyether and copolymer polyols

The Performance Products segment also includes the results of Dow Haltermann, a provider of world-class contract manufacturing services to companies in the fine and specialty chemicals and polymers industries, and SAFECHEM, a wholly owned subsidiary that manufactures closed-loop systems to manage the risks associated with chlorinated solvents. The segment also includes a portion of the results of the OPTIMAL Group of Companies (through the September 30, 2009 divestiture; see Note E) and the SCG-Dow Group, joint ventures of the Company.

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

•
Products: Licensing and supply of related catalysts, process control software and services for the Mass ABS process technology; STYRON A-TECH™ and C-TECH™ advanced technology polystyrene resins and a full line of STYRON™ general purpose polystyrene resins; STYRON™ high-impact polystyrene resins

The Basic Plastics segment also includes the results of the Basic Plastics Licensing and Catalyst business and the Polycarbonate and Compounds and Blends business. It also includes the results of Equipolymers, Americas Styrenics LLC and Univation Technologies (which licenses the UNIPOL™ polyethylene process and sells related catalysts, including metallocene catalysts), as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

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

The Basic Chemicals segment also includes the results of the Chlorinated Organics business. Also included in the Basic Chemicals segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the OPTIMAL Group of Companies (through the September 30, 2009 divestiture; see Note E), all joint ventures of the Company.

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

The Hydrocarbons and Energy segment also includes the results of Compañía Mega S.A. and a portion of the results of The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, joint ventures of the Company.

Corporate includes the results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; non-business aligned technology licensing and catalyst activities; the Company’s insurance operations and environmental operations; and certain corporate overhead costs and cost recovery variances not allocated to the operating segments. Corporate also includes the results of the Salt business, which the Company acquired with the April 1, 2009 acquisition of Rohm and Haas and sold to K+S Aktiengesellschaft on October 1, 2009 (see Note E).

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Health and Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers are provided in the following table:

Operating Segment Information
In millions	Electronic and Specialty Materials	Coatings and Infrastructure	Health and Ag Sciences	Perf Systems	Perf Products	Basic Plastics	Basic Chemicals	Hydrocarbons and Energy	Corp	Total
2009
Sales to external customers	$4,119	$4,156	$4,522	$5,744	$8,996	$9,925	$2,467	$4,241	$705	$44,875
Intersegment revenues	-	-	-	-	51	-	52	-	(103)	-
Equity in earnings of nonconsolidated affiliates	290	3	2	4	31	112	163	33	(8)	630
Goodwill impairment losses (1)	-	-	-	-	7	-	-	-	-	7
Restructuring charges (2)	68	171	(15)	-	73	1	75	65	251	689
IPR&D (3)	-	-	-	-	-	-	-	-	7	7
Acquisition and integration related expenses (4)	-	-	-	-	-	-	-	-	166	166
EBITDA (5)	1,046	367	573	674	1,142	1,665	103	391	(1,133)	4,828
Total assets	17,018	6,663	5,475	5,752	8,363	7,503	2,875	3,645	8,643	65,937
Investment in nonconsolidated affiliates	1,042	28	38	111	409	883	360	331	22	3,224
Depreciation and amortization	490	375	137	326	554	542	275	-	128	2,827
Capital expenditures	155	133	166	138	240	56	182	296	44	1,410
2008
Sales to external customers	$2,620	$2,654	$4,535	$7,540	$12,216	$14,240	$4,265	$8,968	$323	$57,361
Intersegment revenues	-	-	-	-	97	-	65	-	(162)	-
Equity in earnings of nonconsolidated affiliates	370	1	4	(2)	52	115	214	41	(8)	787
Goodwill impairment losses (1)	-	-	-	209	-	30	-	-	-	239
Restructuring charges (2)	10	16	3	70	39	148	103	18	432	839
IPR&D (3)	-	-	44	-	-	-	-	-	-	44
Acquisition and integration related expenses (4)	-	-	-	-	-	-	-	-	49	49
Asbestos-related credit (6)	-	-	-	-	-	-	-	-	(54)	(54)
EBITDA (5)	835	134	872	235	1,050	1,746	278	(70)	(1,005)	4,075
Total assets	4,424	1,544	4,676	5,100	7,365	7,215	3,019	3,233	8,898	45,474
Investment in nonconsolidated affiliates	889	4	41	111	299	843	479	520	18	3,204
Depreciation and amortization	215	93	111	282	482	648	302	-	103	2,236
Capital expenditures	269	148	191	323	507	186	258	389	5	2,276
2007
Sales to external customers	$2,071	$1,836	$3,779	$6,597	$12,976	$14,167	$4,434	$7,105	$410	$53,375
Intersegment revenues	-	-	-	-	103	5	64	-	(172)	-
Equity in earnings of nonconsolidated affiliates	345	1	4	10	56	235	386	87	(2)	1,122
Restructuring charges (2)	27	20	77	155	55	96	7	44	97	578
IPR&D (3)	7	-	50	-	-	-	-	-	-	57
EBITDA (5)	737	51	576	624	1,991	2,804	952	(45)	(854)	6,836
Total assets	4,458	1,351	4,152	5,790	8,805	9,672	3,824	3,370	7,379	48,801
Investment in nonconsolidated affiliates	953	4	38	78	256	758	579	402	21	3,089
Depreciation and amortization	186	62	109	272	545	626	288	-	102	2,190
Capital expenditures	254	108	116	249	490	176	259	413	10	2,075
(1)	See Note I for information regarding the goodwill impairment losses.
(2)	See Note C for information regarding restructuring charges.
(3)	See Note D for information regarding purchased in-process research and development.
(4)	See Note D for information regarding acquisition and integration related expenses.
(5)
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

In millions	2009	2008	2007
EBITDA	$4,828	$4,075	$6,836
- Depreciation and amortization	2,827	2,236	2,190
+ Interest income	39	86	130
- Interest expense and amortization of debt discount	1,571	648	584
Income from Continuing Operations Before Income Taxes	$469	$1,277	$4,192

(6)	See Note N for information regarding asbestos-related credit.

The Company operates 214 manufacturing sites in 37 countries. The United States is home to 62 of these sites, representing 51 percent of the Company’s long-lived assets. Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

Geographic Area Information
In millions	United States	Europe	Rest of World	Total
2009
Sales to external customers	$14,145	$15,069	$15,661	$44,875
Long-lived assets (1)	$9,212	$5,173	$3,756	$18,141
2008
Sales to external customers	$18,306	$21,850	$17,205	$57,361
Long-lived assets (1)	$7,631	$4,343	$2,320	$14,294
2007
Sales to external customers	$18,133	$19,614	$15,628	$53,375
Long-lived assets (1)	$7,586	$4,542	$2,260	$14,388
(1) Long-lived assets in Germany represented approximately 11 percent of the total at December 31, 2009 and 14 percent of the total at December 31, 2008 and December 31, 2007.

The Dow Chemical Company and Subsidiaries
Selected Quarterly Financial Data
In millions, except per share amounts (Unaudited)
2009	1st	2nd	3rd	4th	Year
Net sales	$9,041	$11,322	$12,046	$12,466	$44,875
Cost of sales	8,138	9,764	10,386	10,860	39,148
Gross margin	903	1,558	1,660	1,606	5,727
Goodwill impairment losses	-	-	-	7	7
Restructuring charges	19	662	-	8	689
Purchased in-process research and development charges	-	-	-	7	7
Acquisition and integration related expenses	48	52	21	45	166
Net income (loss) available for common stockholders	24	(486)	711	87	336
Earnings (Loss) per common share - basic (1)	0.03	(0.47)	0.64	0.08	0.32
Earnings (Loss) per common share - diluted (1)	0.03	(0.47)	0.63	0.08	0.32
Common stock dividends declared per share of common stock	0.15	0.15	0.15	0.15	0.60

Market price range of common stock: (2)
High	16.68	18.99	27.24	29.50	29.50
Low	5.89	8.14	14.22	23.14	5.89

2008	1st	2nd	3rd	4th	Year
Net sales	$14,791	$16,349	$15,371	$10,850	$57,361
Cost of sales	12,884	14,621	13,949	10,459	51,913
Gross margin	1,907	1,728	1,422	391	5,448
Goodwill impairment losses	-	-	-	239	239
Restructuring charges	-	-	-	839	839
Purchased in-process research and development charges	-	-	27	17	44
Acquisition and integration related expenses	-	-	18	31	49
Asbestos-related credit	-	-	-	54	54
Net income (loss) available for common stockholders	941	762	428	(1,552)	579
Earnings (Loss) per common share - basic (3)	1.00	0.82	0.46	(1.68)	0.62
Earnings (Loss) per common share - diluted (3)	0.99	0.81	0.46	(1.68)	0.62
Common stock dividends declared per share of common stock	0.42	0.42	0.42	0.42	1.68

Market price range of common stock: (2)
High	40.04	43.43	39.99	32.28	43.43
Low	33.01	34.30	30.82	14.93	14.93
See Notes to the Consolidated Financial Statements.

(1)	Due to an increase in the share count during 2009 and a loss in the 2nd quarter, the sum of the four quarters does not equal the earnings per share amount calculated for the year.
(2)	Composite price as reported by the New York Stock Exchange.
(3)	Due to a decline in the share count during 2008 and a loss in the 4th quarter, the sum of the four quarters does not equal the earnings per share amount calculated for the year.

The Dow Chemical Company and Subsidiaries
PART II

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
On April 1, 2009, the Company acquired Rohm and Haas Company (“Rohm and Haas”) (see Note D to the Consolidated Financial Statements). The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Rohm and Haas. Management’s Report on Internal Control over Financial Reporting as of December 31, 2009 includes the acquired Rohm and Haas businesses.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of December 31, 2009, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The Rohm and Haas businesses acquired on April 1, 2009 are included in the scope of management’s assessment.

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

/s/ ANDREW N. LIVERIS	/s/ WILLIAM H. WEIDEMAN
Andrew N. Liveris President, Chief Executive Officer and Chairman of the Board	William H. Weideman Vice President and Interim Chief Financial Officer
/s/ RONALD C. EDMONDS
Ronald C. Edmonds Vice President and Controller
February 19, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Dow Chemical Company:

We have audited the internal control over financial reporting of The Dow Chemical Company and subsidiaries (the "Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 (a) 2 as of and for the year ended December 31, 2009 of the Company and our report dated February 19, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan
February 19, 2010

ITEM 9B.  OTHER INFORMATION.

None.

The Dow Chemical Company and Subsidiaries
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2010, and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I under the caption “Executive Officers of the Registrant” in reliance on General Instruction G to Form 10-K.

On July 10, 2003, the Board of Directors of the Company adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, and is incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation and the Company’s equity compensation plans is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2010, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to beneficial ownership of Dow common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 13, 2010, and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 13, 2010, and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2010, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There were no reportable relationships or related transactions in 2009.

Information relating to director independence is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2010, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information with respect to fees and services related to the Company’s independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2010, and are incorporated herein by reference.

The Dow Chemical Company and Subsidiaries
PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as part of this report:

(1)	The Company’s 2009 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)
Financial Statement Schedules – The following Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm included in Part II, Item 8. Financial Statements and Supplementary Data:

Schedule II	Valuation and Qualifying Accounts

Schedules other than the one listed above are omitted due to the absence of conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

(3)
Exhibits – See the Exhibit Index on pages 166-172 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K or incorporated by reference. The following exhibits, listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of The Dow Chemical Company.
23(a)	Consent of Independent Registered Public Accounting Firm.
23(b)	Analysis, Research & Planning Corporation’s Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

A copy of any exhibit can be obtained via the Internet through the Company’s Investor Relations webpage on www.dow.com, or the Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company’s principal executive offices.

	The Dow Chemical Company and Subsidiaries	Schedule II
Valuation and Qualifying Accounts
In millions	For the Years Ended December 31

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves		Balance at End of Year
2009
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$124	59	23	(1)	$160
Other investments and noncurrent receivables	$442	162	52		$552

2008
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$118	39	33	(1)	$124
Other investments and noncurrent receivables	$473	20	51		$442

2007
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$122	14	18	(1)	$118
Other investments and noncurrent receivables	$365	122	14		$473

	2009	2008	2007
(1) Deductions represent:
Notes and accounts receivable written off	$21	$23	$22
Credits to profit and loss	1	6	-
Miscellaneous other	1	4	(4)
	$23	$33	$18

The Dow Chemical Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DOW CHEMICAL COMPAY
By	/s/ R. C. EDMONDS
R. C. Edmonds, Vice President and Controller
Date	February 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ A. A. ALLEMANG	By	/s/ A. N. LIVERIS
	A. A. Allemang, Director		A. N. Liveris, Director, President, Chief Executive Officer and Chairman of the Board
Date	February 10, 2010	Date	February 10, 2010

By	/s/ J. K. BARTON	By	/s/ P. POLMAN
	J. K. Barton, Director		P. Polman, Director
Date	February 10, 2010	Date	February 10, 2010

By	/s/ J. A. BELL	By	/s/ D. H. REILLEY
	J. A. Bell, Director		D. H. Reilley, Director
Date	February 10, 2010	Date	February 10, 2010

By	/s/ R. C. EDMONDS	By	/s/ J. M. RINGLER
	R. C. Edmonds, Vice President and Controller		J. M. Ringler, Director
Date	February 10, 2010	Date	February 10, 2010

By	/s/ J. M. FETTIG	By	/s/ R. G. SHAW
	J. M. Fettig, Director		R. G. Shaw, Director
Date	February 10, 2010	Date	February 10, 2010

By	/s/ B. H. FRANKLIN	By	/s/ P. G. STERN
	B. H. Franklin, Director		P. G. Stern, Presiding Director
Date	February 10, 2010	Date	February 10, 2010

By	/s/ J. B. HESS	By	/s/ W. H. WEIDEMAN
	J. B. Hess, Director		W. H. Weideman, Vice President and Interim Chief Financial Officer
Date	February 10, 2010	Date	February 10, 2010

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
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

2(d)(i)
Amendment No. 1, dated as of October 1, 2009, to the Stock Purchase Agreement, dated as of April 1, 2009, between Rohm and Haas Company and K+S Aktiengesellschaft, incorporated by reference to Exhibit 2(d)(i) to The Dow Chemical Company Quarterly Report for the quarter ended September 30, 2009.

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

3(ii)
The Bylaws of The Dow Chemical Company, as amended and re-adopted in full on February 10, 2010, effective February 10, 2010, incorporated by reference to Exhibit 99.1 to The Dow Chemical Company Current Report on Form 8-K filed on February 12, 2010.

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

4(a)
Indenture, dated May 1, 2008, between The Dow Chemical Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to The Dow Chemical Company’s Registration Statement on Form S-3, File No. 333-140859.

10(a)
The Dow Chemical Company Executives’ Supplemental Retirement Plan, as amended, restated and effective as of January 1, 2009, incorporated by reference to Exhibit 10(a) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(b)
The Dow Chemical Company 1979 Award and Option Plan, as amended and restated on May 13, 1983, incorporated by reference to Exhibit 10(b) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(b)(i)
A resolution adopted by the Board of Directors of The Dow Chemical Company on April 12, 1984 amending The Dow Chemical Company 1979 Award and Option Plan, incorporated by reference to Exhibit 10(b)(i) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(b)(ii)
A resolution adopted by the Board of Directors of The Dow Chemical Company on April 18, 1985 amending The Dow Chemical Company 1979 Award and Option Plan, incorporated by reference to Exhibit 10(b)(ii) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(b)(iii)
A resolution adopted by the Executive Committee of the Board of Directors of The Dow Chemical Company on October 30, 1987 amending The Dow Chemical Company 1979 Award and Option Plan, incorporated by reference to Exhibit 10(b)(iii) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

10(d)	Intentionally left blank.

10(e)	The Dow Chemical Company Dividend Unit Plan, incorporated by reference to Exhibit 10(e) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(f)
The Dow Chemical Company 1988 Award and Option Plan, as amended and restated on December 10, 2008, effective as of January 1, 2009, incorporated by reference to Exhibit 10(f) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(g)	Intentionally left blank.

10(h)
The Dow Chemical Company 1994 Executive Performance Plan, as amended and restated on December 10, 2008, effective as of January 1, 2009, incorporated by reference to Exhibit 10(h) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(i)
The Dow Chemical Company 1994 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10(i) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(j)	Intentionally left blank.

10(k)
A written description of the 1998 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998.

10(l)
A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2010.

10(m)
A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2010.

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

10(o)
The template used for The Dow Chemical Company Key Employee Insurance Program (“KEIP”), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executives’ Supplemental Retirement Plan and Company-Paid Life Insurance Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002. KEIP is a component of the annual pension benefits listed in and incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 13, 2010.

10(p)
The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004), as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(q)
The Rohm and Haas Company Non-Qualified Savings Plan (for deferrals made through December 31, 2004), amended and restated effective as of January 1, 2010, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(r)
The Rohm and Haas Company Non-Qualified Savings Plan (for deferrals made after January 1, 2005), amended and restated effective as of January 1, 2010, incorporated by reference to Exhibit 10.3 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(s)
The Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance Plan, Employee-Paid Life Insurance Plan, and Dependent Life Insurance Plan, amended and restated on October 19, 2009, effective as of January 1, 2010, incorporated by reference to Exhibit 10.4 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(t)
The Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on October 19, 2009, effective as of January 1, 2010, incorporated by reference to Exhibit 10.5 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(u)
Amended and Restated 2003 Non-Employee Directors’ Stock Incentive Plan, adopted by the Board of Directors of The Dow Chemical Company on December 10, 2007, incorporated by reference to Exhibit 10(u) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

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

10(x)
The Performance Shares Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009, incorporated by reference to Exhibit 10(x) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(y)
The Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009, incorporated by reference to Exhibit 10(y) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(z)
The Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009, incorporated by reference to Exhibit 10(z) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

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

10(cc)
The Dow Chemical Company Voluntary Deferred Compensation Plan for Non-Employee Directors, effective for deferrals after January 1, 2005, as amended and restated on December 10, 2008, effective as of January 1, 2009, incorporated by reference to Exhibit 10(cc) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(dd)
The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005, as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.6 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

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

10(ii)
Employment agreement dated February 14, 2006, between Heinz Haller and The Dow Chemical Company, incorporated by reference to Exhibit 10(ii) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

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

10(ww)
The Deferred Stock Units Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.7 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(xx)
The Special Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.8 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(yy)
The Performance Shares Deferred Stock Units Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.9 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(zz)
The Special Performance Shares Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.10 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(aaa)
The Stock Appreciation Rights Agreement Relating to a Stock Option Granted Under The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.11 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

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

99.3	Guarantee relating to the 5.60% Notes of Rohm and Haas Company, incorporated by reference to Exhibit 99.4 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.4	Guarantee relating to the 6.00% Notes of Rohm and Haas Company, incorporated by reference to Exhibit 99.5 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.5	Guarantee relating to the 9.80% Debentures of Rohm and Haas Company, incorporated by reference to Exhibit 99.6 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

The Dow Chemical Company and Subsidiaries
Trademark Listing

The
following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report:  ACRYSOL, ACUDYNE, ACULYN, ACUMER, ACuPLANE, ACUSOL, ADCOTE, ADVASTAB, AERIFY, AFFINITY, AIRSTONE, AMBERLITE, AMBITROL, AMPLIFY, AQUA-LAM, AQUASET, AR, ASPUN, ATTANE, AUROLECTROLESS, AUTOMATE, AVANSE, BETAFOAM, BETAMATE, BETASEAL, BOROL, CANGUARD, CARBITOL, CARBOWAX, CARBOWAX SENTRY, CELLOSIZE, CELLOSOLVE, CLEAR+STABLE, CONTINUUM, COPPER GLEAM, CORRGUARD, CYCLOTENE, D.E.H., D.E.N., D.E.R., DOW, DOWANOL, DOWEX, DOWFAX, DOWFROST, DOWICIDE, DOWLEX, DOWTHERM, DURAMAX, DURAPLUS, DURAPOSIT, ECHELON, ECOSOFT, ECOSURF, ELASTENE, ELITE, ENDURANCE, ENFORCER, ENGAGE, ENHANCER, ENLIGHT, EPIC, EVOCAR, FILMTEC, FORTEFIBER, FORTEGRA, FOUNDATIONS, FROTH-PAK, GREAT STUFF, HYPERKOTE, HYPOL, IMPAXX, INFUSE, INSPIRE, INSITE, INSTA-STIK, INTEGRAL, INTERVIA, ISONATE, LITHOJET, MAGNUM, METEOR, METHOCEL, MONOTHANE, MOR-FREE, MORTRACE, NEOCAR, NORDEL, NORKOOL, NYLOPAK, OPTICITE, OPTIDOSE, OPTOGRADE, OPULYN, OROTAN, PAPI, PARALOID, PELLETHANE, POLYOX, POWERHOUSE, PRIMACOR, PRIMAL, PRIMENE, PROCITE, PROGLYDE, PULSE, REDI-LINK, RENUVA, RHOPLEX, ROBOND, ROMAX, ROPAQUE, SARAN, SARANEX, SATINFX, SATISFIT, SERFENE, SHAC, SI-LINK, SILK, SMARTFRESH, SOLTERRA, SOLTEX, SPECFIL, SPECFLEX, SPECTRIM, STYROFOAM, STYRON, STYRON A-TECH, STYRON C-TECH, SUNSPHERES, SYNALOX, TAMOL, TERGITOL, THERMAX, TILE BOND, TRAFFIDECK, TRENCHCOAT, TRITON, TRYCITE, TUFLIN, TYBRITE, TYMOR, TYRIN, UCAR, UCAR POLYPHOBE, UCARE, UCARHIDE, UCON, UNIGARD, UNIPOL, UNIVAL, VERDISEAL, VERSENE, VERSIFY, VISIONPAD, VORACOR, VORACTIV, VORALAST, VORAMER, VORANATE, VORANOL, VORASTAR, WALOCEL, WALSRODER, WEATHERMATE, XITRACK

The
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

The following trademark of Monsanto Technology LLC appears in this report:  SmartStax

The following trademarks of PatentSight GmbH appear in this report:  Patent Asset Index, Competitive Impact