Form 10-Q
period 2010-03-31
DOW CHEMICAL CO /DE/
filed 2010-05-04
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Class Common Stock, par value $2.50 per share	Outstanding at March 31, 2010 1,154,900,085 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2010

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income
	Three Months Ended
	March 31,	March 31,
In millions, except per share amounts (Unaudited)	2010	2009
Net Sales	$13,417	$9,041
Cost of sales	11,541	8,138
Research and development expenses	407	292
Selling, general and administrative expenses	662	443
Amortization of intangibles	128	22
Restructuring charges	16	19
Acquisition and integration related expenses	26	48
Equity in earnings of nonconsolidated affiliates	304	65
Sundry income (expense) - net	83	(3)
Interest income	7	12
Interest expense and amortization of debt discount	376	154
Income (Loss) from Continuing Operations Before Income Taxes	655	(1)
Provision (Credit) for income taxes	103	(25)
Net Income from Continuing Operations	552	24
Income from discontinued operations, net of income taxes	-	11
Net Income	552	35
Net income attributable to noncontrolling interests	1	11
Net Income Attributable to The Dow Chemical Company	551	24
Preferred stock dividends	85	-
Net Income Available for The Dow Chemical Company Common Stockholders	$466	$24

Per Common Share Data:
Net income from continuing operations available for common stockholders	$0.42	$0.02
Discontinued operations attributable to common stockholders	-	0.01
Earnings per common share - basic	$0.42	$0.03

Net income from continuing operations available for common stockholders	$0.41	$0.02
Discontinued operations attributable to common stockholders	-	0.01
Earnings per common share - diluted	$0.41	$0.03

Common stock dividends declared per share of common stock	$0.15	$0.15
Weighted-average common shares outstanding - basic	1,117.5	925.4
Weighted-average common shares outstanding - diluted	1,137.9	932.0

Depreciation	$591	$455
Capital Expenditures	$294	$234
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries Consolidated Balance Sheets
	March 31,	Dec. 31,
In millions (Unaudited)	2010	2009
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2010: $172)	$2,923	$2,846
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2010: $142; 2009: $160)	5,439	5,656
Other	5,016	3,539
Inventories	7,020	6,847
Deferred income tax assets - current	482	654
Assets held for sale - current	431	-
Total current assets	21,311	19,542
Investments
Investment in nonconsolidated affiliates	3,006	3,224
Other investments (investments carried at fair value - 2010: $2,148; 2009: $2,136)	2,551	2,561
Noncurrent receivables	248	210
Total investments	5,805	5,995
Property
Property	50,324	53,567
Accumulated depreciation	32,992	35,426
Net property (variable interest entities restricted - 2010: $801)	17,332	18,141
Other Assets
Goodwill	13,129	13,213
Other intangible assets (net of accumulated amortization - 2010: $1,360; 2009: $1,302)	5,784	5,966
Deferred income tax assets - noncurrent	2,356	2,039
Asbestos-related insurance receivables - noncurrent	313	330
Deferred charges and other assets	853	792
Assets held for sale - noncurrent	663	-
Total other assets	23,098	22,340
Total Assets	$67,546	$66,018

Liabilities and Equity
Current Liabilities
Notes payable	$2,594	$2,139
Long-term debt due within one year	1,773	1,082
Accounts payable:
Trade	4,652	4,153
Other	2,082	2,014
Income taxes payable	324	176
Deferred income tax liabilities - current	64	78
Dividends payable	255	254
Accrued and other current liabilities	3,161	3,209
Total current liabilities	14,905	13,105
Long-Term Debt	18,835	19,152
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,345	1,367
Pension and other postretirement benefits - noncurrent	7,263	7,242
Asbestos-related liabilities - noncurrent	727	734
Other noncurrent obligations	3,313	3,294
Liabilities held for sale - noncurrent	66	-
Total other noncurrent liabilities	12,714	12,637
Stockholders' Equity
Preferred stock, series A ($1.00 par, $1,000 liquidation preference, 4,000,000 shares)	4,000	4,000
Common stock	2,908	2,906
Additional paid-in capital	1,908	1,913
Retained earnings	16,746	16,704
Accumulated other comprehensive loss	(4,258)	(3,892)
Unearned ESOP shares	(508)	(519)
Treasury stock at cost	(379)	(557)
The Dow Chemical Company's stockholders' equity	20,417	20,555
Noncontrolling interests	675	569
Total equity	21,092	21,124
Total Liabilities and Equity	$67,546	$66,018
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2010	2009
Operating Activities
Net Income	$552	$35
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	757	508
Credit for deferred income tax	(155)	(83)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(12)	496
Pension contributions	(77)	(51)
Net loss on sales of investments	30	2
Net gain on sales of property, businesses and consolidated companies	(92)	-
Other net loss	12	-
Restructuring charges	16	19
Excess tax benefits from share-based payment arrangements	(1)	-
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,536)	(23)
Inventories	(605)	120
Accounts payable	343	(614)
Other assets and liabilities	754	(486)
Cash used in operating activities	(14)	(77)
Investing Activities
Capital expenditures	(294)	(234)
Proceeds from sales of property, businesses and consolidated companies	104	33
Acquisitions of businesses	(5)	(5)
Investments in consolidated companies, net of cash acquired	(62)	(7)
Investments in nonconsolidated affiliates	(50)	(17)
Distributions from nonconsolidated affiliates	18	3
Proceeds from interests in trade accounts receivable conduits	528	-
Purchases of investments	(321)	(108)
Proceeds from sales and maturities of investments	327	159
Cash provided by (used in) investing activities	245	(176)
Financing Activities
Changes in short-term notes payable	528	(1,564)
Proceeds from notes payable	84	-
Payments on notes payable	(657)	-
Proceeds from revolving credit facility	-	3,000
Proceeds from issuance of long-term debt	171	74
Payments on long-term debt	(75)	(367)
Purchases of treasury stock	(9)	(5)
Proceeds from issuance of common stock	13	-
Proceeds from sales of common stock	51	-
Issuance costs for debt and equity securities	-	(265)
Excess tax benefits from share-based payment arrangements	1	-
Distributions to noncontrolling interests	-	(23)
Dividends paid to stockholders	(253)	(388)
Cash provided by (used in) financing activities	(146)	462
Effect of Exchange Rate Changes on Cash	(8)	(53)
Summary
Increase in cash and cash equivalents	77	156
Cash and cash equivalents at beginning of year	2,846	2,800
Cash and cash equivalents at end of period	$2,923	$2,956
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2010	2009
Preferred Stock
Balance at beginning of year and end of period	$4,000	-
Common Stock
Balance at beginning of year	2,906	$2,453
Common stock issued	2	-
Balance at end of period	2,908	2,453
Additional Paid-in Capital
Balance at beginning of year	1,913	872
Common stock issued	2	-
Stock-based compensation and allocation of ESOP shares	(7)	(47)
Balance at end of period	1,908	825
Retained Earnings
Balance at beginning of year	16,704	17,013
Net income available for The Dow Chemical Company common stockholders	466	24
Dividends declared on common stock (Per share: $0.15 in 2010, $0.15 in 2009)	(168)	(139)
Other	(8)	(2)
Impact of adoption of ASU 2009-17, net of tax	(248)	-
Balance at end of period	16,746	16,896
Accumulated Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Investments at beginning of year	79	(111)
Net change in unrealized gains (losses)	13	(24)
Balance at end of period	92	(135)
Cumulative Translation Adjustments at beginning of year	624	221
Translation adjustments	(430)	(384)
Balance at end of period	194	(163)
Pension and Other Postretirement Benefit Plans at beginning of year	(4,587)	(4,251)
Adjustments to pension and other postretirement benefit plans	42	5
Balance at end of period	(4,545)	(4,246)
Accumulated Derivative Gain (Loss) at beginning of year	(8)	(248)
Net hedging results	1	(61)
Reclassification to earnings	8	179
Balance at end of period	1	(130)
Total accumulated other comprehensive loss	(4,258)	(4,674)
Unearned ESOP Shares
Balance at beginning of year	(519)	-
Shares allocated to ESOP participants	11	-
Balance at end of period	(508)	-
Treasury Stock
Balance at beginning of year	(557)	(2,438)
Purchases	(9)	(5)
Issuance to employees and employee plans	187	59
Balance at end of period	(379)	(2,384)
The Dow Chemical Company's Stockholders' Equity	20,417	13,116
Noncontrolling Interests
Balance at beginning of year	569	69
Net income attributable to noncontrolling interests	1	11
Impact of adoption of ASU 2009-17	100	-
Other	5	(17)
Balance at end of period	675	63
Total Equity	$21,092	$13,179
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2010	2009
Net Income	$552	$35
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on investments	13	(24)
Translation adjustments	(430)	(384)
Adjustments to pension and other postretirement benefit plans	42	5
Net gains on cash flow hedging derivative instruments	9	118
Total other comprehensive loss	(366)	(285)
Comprehensive Income (Loss)	186	(250)
Comprehensive income attributable to noncontrolling interests, net of tax	1	11
Comprehensive Income (Loss) Attributable to The Dow Chemical Company	$185	$(261)
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART I - FINANCIAL INFORMATION, Item 1. Financial Statements.
(Unaudited) Notes to the Consolidated Financial Statements

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain changes to prior year balance sheet amounts have been made in accordance with the accounting guidance for business combinations to reflect adjustments made during the measurement period to provisional amounts recorded for assets acquired and liabilities assumed from Rohm and Haas Company (“Rohm and Haas”) on April 1, 2009.

NOTE B – RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
On January 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company evaluated the impact of adopting the guidance and the terms and conditions in place at January 1, 2010 and determined that certain sales of accounts receivable would be classified as secured borrowings. Under these arrangements, $915 million was outstanding at January 1, 2010. The maximum amount of receivables available for participation in these programs was $1,939 million at January 1, 2010. See Note K for additional information about transfers of financial assets.

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The Company evaluated the impact of this guidance and determined that the adoption results in the consolidation of two additional joint ventures, an owner trust and an entity that is used to monetize accounts receivable. At January 1, 2010, $793 million in assets (net of tax, including the impact on “Investment in nonconsolidated affiliates”), $941 million in liabilities, $100 million in noncontrolling interest and a cumulative effect adjustment to retained earnings of $248 million were recorded as a result of the adoption of this guidance. See Note L for additional information about variable interest entities.

On January 1, 2010, the Company adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. See Note I for additional disclosures about fair value measurements.

Accounting Guidance Issued But Not Adopted as of March 31, 2010
In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company is currently evaluating the impact of adopting the guidance.

NOTE C – RESTRUCTURING

2009 Restructuring
On June 30, 2009, the Company’s Board of Directors approved a restructuring plan related to the Company’s acquisition of Rohm and Haas as well as actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the elimination of approximately 2,500 positions primarily resulting from synergies achieved as a result of the acquisition of Rohm and Haas. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily by the end of 2011. As a result of the restructuring activities, the Company recorded pretax restructuring charges of $677 million in the second quarter of 2009, consisting of asset write-downs and write-offs of $454 million, costs associated with exit or disposal activities of $68 million and severance costs of $155 million.

The severance component of the 2009 restructuring charges of $155 million was for the separation of approximately 2,500 employees under the terms of the Company’s ongoing benefit arrangements, primarily over two years. At December 31, 2009, severance of $72 million had been paid and a currency adjusted liability of $84 million remained for approximately 1,221 employees. In the first quarter of 2010, severance of $30 million was paid, leaving a currency adjusted liability of $51 million for approximately 869 employees at March 31, 2010.

In the first quarter of 2010, the Company recorded an additional $8 million charge to adjust the impairment of long-lived assets and other assets related to the divestiture of certain acrylic monomer and specialty latex assets completed in the first quarter of 2010, and an additional $8 million charge related to the shutdown of a small manufacturing facility under the 2009 restructuring plan. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the following operating segments:  Electronic and Specialty Materials ($8 million), Coatings and Infrastructure ($5 million) and Performance Products ($3 million).

The following table summarizes the 2010 activities related to the Company’s restructuring reserve:

2010 Activities Related to 2009 Restructuring In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2009	-	$68	$84	$152
Adjustment to reserve	$16	-	-	16
Cash payments	-	-	(30)	(30)
Charges against reserve	(16)	-	-	(16)
Foreign currency impact	-	-	(3)	(3)
Reserve balance at March 31, 2010	-	$68	$51	$119

Restructuring Reserve Assumed from Rohm and Haas
Included in liabilities assumed in the April 1, 2009 acquisition of Rohm and Haas was a reserve of $122 million for severance and employee benefits for the separation of 1,255 employees under the terms of Rohm and Haas’ ongoing benefit arrangement. The separations resulted from plant shutdowns, production schedule adjustments, productivity improvements and reductions in support services. Cash payments are expected to be paid primarily by the end of 2011. At December 31, 2009, a currency adjusted liability of $68 million remained for approximately 552 employees. In the first quarter of 2010, severance of $9 million was paid, leaving a currency adjusted liability of $60 million for approximately 487 employees at March 31, 2010.

Restructuring Reserve Assumed from Rohm and Haas
In millions	Severance Costs
Reserve balance at December 31, 2009	$68
Cash payments	(9)
Foreign currency impact	1
Reserve balance at March 31, 2010	$60

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

The severance component of the 2008 restructuring charges of $321 million was for the separation of approximately 3,000 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At December 31, 2009, severance of $289 million had been paid and a currency adjusted liability of $53 million remained for approximately 293 employees. In the first quarter of 2010, severance of $16 million was paid, leaving a currency adjusted liability of $33 million for approximately 138 employees at March 31, 2010.

The following table summarizes 2010 activities related to the Company’s 2008 restructuring reserve:

2010 Activities Related to 2008 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2009	$135	$53	$188
Cash payments	-	(16)	(16)
Foreign currency impact	(2)	(4)	(6)
Reserve balance at March 31, 2010	$133	$33	$166

NOTE D – ACQUISITIONS

Acquisition of Rohm and Haas
On April 1, 2009, the Company completed the acquisition of Rohm and Haas. Pursuant to the July 10, 2008 Agreement and Plan of Merger, Ramses Acquisition Corp., a direct wholly owned subsidiary of the Company, merged with and into Rohm and Haas, with Rohm and Haas continuing as the surviving corporation and becoming a direct wholly owned subsidiary of the Company.

The following table summarizes the fair values of the assets acquired and liabilities assumed from Rohm and Haas on April 1, 2009. Since the acquisition, net adjustments of $145 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below. The balance sheet at December 31, 2009 has been retrospectively adjusted to reflect these adjustments as required by the accounting guidance for business combinations.

Assets Acquired and Liabilities Assumed on April 1, 2009 In millions	Initial Valuation	2009 Adjustments to Fair Value	Dec. 31, 2009	2010 Adjustments to Fair Value	March 31, 2010
Purchase Price	$15,681	-	$15,681	-	$15,681
Fair Value of Assets Acquired
Current assets	$2,710	-	$2,710	$(18)	$2,692
Property	3,930	$(138)	3,792	-	3,792
Other intangible assets (1)	4,475	830	5,305	-	5,305
Other assets	1,288	32	1,320	-	1,320
Net assets of the Salt business (2)	1,475	(167)	1,308	-	1,308
Total Assets Acquired	$13,878	$557	$14,435	$(18)	$14,417
Fair Value of Liabilities and Noncontrolling Interests Assumed
Current liabilities	$1,218	$(11)	$1,207	$(1)	$1,206
Long-term debt	2,528	13	2,541	-	2,541
Accrued and other liabilities and noncontrolling interests	702	-	702	-	702
Pension benefits	1,119	-	1,119	-	1,119
Deferred tax liabilities – noncurrent	2,482	311	2,793	82	2,875
Total Liabilities and Noncontrolling Interests Assumed	$8,049	$313	$8,362	$81	$8,443
Goodwill (1)	$9,852	$(244)	$9,608	$99	$9,707
(1)	See Note G for additional information.
(2)	Morton International, Inc.

The following table summarizes the major classes of assets and liabilities underlying the deferred tax liabilities resulting from the acquisition of Rohm and Haas:

Deferred Tax Liabilities Assumed on April 1, 2009 In millions	As Adjusted
Intangible assets	$1,754
Property	526
Long-term debt	191
Inventories	80
Other accruals and reserves	324
Total Deferred Tax Liabilities	$2,875

The acquisition resulted in the recognition of $9,707 million of goodwill, which is not deductible for tax purposes. See Note G for further information on goodwill, including the allocation by segment.

Rohm and Haas Acquisition and Integration Related Expenses
During the first quarter of 2010, pretax charges totaling $26 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas. During the first quarter of 2009, pretax charges totaling $48 million were recorded for legal expenses and other transaction costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Acquisition and integration related expenses” and reflected in Corporate.

NOTE E – DIVESTITURES

Pending Divestiture of the Styron Business Unit
On March 2, 2010, the Company announced the entry into a definitive agreement to sell the Styron business unit (“Styron”) to an affiliate of Bain Capital Partners for $1.63 billion. The Company announced its plan to form the business unit in July 2009, for the purpose of preparing certain businesses and products of the Company to operate under a different ownership structure. Businesses and products in Styron include: Styrenics – polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene; Emulsion Polymers; Polycarbonate and Compounds and Blends; Synthetic Rubber; and Automotive Plastics. Certain styrene monomer assets will also be included in the sale. The definitive agreement specifies the assets and liabilities related to the businesses and products that will be included in the sale. Dow has an option to receive up to 15 percent of the equity of Styron as part of the sale consideration. Additionally, the transaction is expected to include several long-term supply, service and purchase agreements. The transaction is expected to close mid-year 2010, subject to regulatory approvals.

The assets and liabilities of Styron were classified as held for sale at March 31, 2010. The results of operations were not classified as discontinued operations, as the operations and cash flows related to the assets and liabilities to be sold can not be clearly distinguished from the rest of the Company. Additionally, the Company expects continuing cash flows as a result of the supply, service and purchase agreements.

The following table presents the major classes of assets and liabilities recorded as held for sale at March 31, 2010:

Styron Assets and Liabilities Held for Sale In millions	Coatings and Infra-structure	Perf Systems	Perf Products	Basic Plastics	Hydro-carbons and Energy	Corp.	Total
Inventories	-	$110	$73	$167	$81	-	$431
Assets held for sale - current	-	$110	$73	$167	$81	-	$431
Investment in nonconsolidated affiliates	-	-	-	$225	-	-	$225
Net property	$13	$136	$135	120	$8	$12	424
Finite-lived intangible assets, net	-	2	9	2	1	-	14
Assets held for sale - noncurrent	$13	$138	$144	$347	$9	$12	$663
Pension and other postretirement benefits	-	-	-	-	-	$66	$66
Liabilities held for sale - noncurrent	-	-	-	-	-	$66	$66

The definitive agreement also provides for a working capital adjustment as part of the transaction. Certain of the businesses within Styron have associated goodwill of approximately $120 million at March 31, 2010.

Divestiture of the Calcium Chloride Business
On June 30, 2009, the Company completed the sale of the Calcium Chloride business for net proceeds of $204 million and recognized a pretax gain of $162 million. The results of the Calcium Chloride business are reflected as “Income from discontinued operations, net of income taxes” in the consolidated statements of income for all periods presented.

The following table presents the results of discontinued operations:

Discontinued Operations In millions	Three Months Ended March 31,2009
Net sales	$46
Income before income taxes	$18
Provision for income taxes	$7
Income from discontinued operations, net of income taxes	$11

Divestiture Required as a Condition to the Acquisition of Rohm and Haas
As a condition of the United States Federal Trade Commission’s (“FTC’s”) approval of the April 1, 2009 acquisition of Rohm and Haas, the Company is required to divest a portion of its acrylic monomer business, a portion of its specialty latex business and its hollow sphere particle business. On July 31, 2009, the Company entered into a definitive agreement that included the sale of the portion of its acrylic monomer business and the portion of its specialty latex business. The sale was completed on January 25, 2010. Additional impairment charges of $8 million for these assets were recognized in the first quarter of 2010 (see Note C).

The Company has entered into a definitive agreement for the sale of its hollow sphere particle business; closing of the sale is pending regulatory approval.

NOTE F – INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	March 31, 2010	Dec. 31, 2009
Finished goods	$4,090	$3,887
Work in process	1,610	1,593
Raw materials	684	671
Supplies	636	696
Total inventories	$7,020	$6,847

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,005 million at March 31, 2010 and $818 million at December 31, 2009.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill In millions	Electronic and Specialty Materials	Coatings and Infra- structure	Health and Ag Sciences	Perf Systems	Perf Products	Basic Plastics	Hydro-carbons and Energy	Total
Net goodwill at Dec. 31, 2009	$5,950	$4,079	$1,546	$962	$548	$65	$63	$13,213
Foreign currency impact	(34)	(37)	-	(8)	(5)	-	-	(84)
Net goodwill at March 31, 2010	$5,916	$4,042	$1,546	$954	$543	$65	$63	$13,129

The recording of the April 1, 2009 acquisition of Rohm and Haas (see Note D) resulted in goodwill of $9,707 million, which is not deductible for tax purposes. During the first quarter of 2010, goodwill related to the acquisition of Rohm and Haas increased $99 million for net adjustments made during the measurement period to the fair values of the assets acquired and liabilities assumed. In the table above, these retrospective adjustments are reflected in the net goodwill at December 31, 2009, in accordance with the accounting guidance for business combinations. The retrospective adjustments increased goodwill for the operating segments as follows:  Electronic and Specialty Materials ($39 million), Coatings and Infrastructure ($51 million), Health and Agricultural Sciences ($2 million), Performance Systems ($3 million) and Performance Products ($4 million). Accumulated impairments were $250 million at March 31, 2010 and December 31, 2009.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2010			At December 31, 2009
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,705	$(335)	$1,370	$1,729	$(320)	$1,409
Patents	120	(92)	28	140	(107)	33
Software	874	(445)	429	875	(439)	436
Trademarks	691	(123)	568	694	(110)	584
Customer related	3,540	(298)	3,242	3,613	(261)	3,352
Other	139	(67)	72	142	(65)	77
Total other intangible assets, finite lives	$7,069	$(1,360)	$5,709	$7,193	$(1,302)	$5,891
IPR&D (1), indefinite lives	75	-	75	75	-	75
Total other intangible assets	$7,144	$(1,360)	$5,784	$7,268	$(1,302)	$5,966
(1)   Purchased in-process research and development (“IPR&D”).

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended
In millions	March 31, 2010	March 31, 2009
Other intangible assets, excluding software	$128	$22
Software, included in “Cost of sales”	$21	$14

Total estimated amortization expense for 2010 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2010	$575
2011	$561
2012	$540
2013	$520
2014	$496
2015	$479

NOTE H – FINANCIAL INSTRUMENTS

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results In millions	Three Months Ended March 31, 2010
Proceeds from sales of available-for-sale securities	$320
Gross realized gains	$13
Gross realized losses	$(1)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at March 31, 2010
In millions	Amortized Cost	Fair Value
Within one year	$43	$43
One to five years	615	657
Six to ten years	582	610
After ten years	273	288
Total	$1,513	$1,598

At March 31, 2010, the Company had $400 million of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less. At December 31, 2009, the amount held was zero. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At March 31, 2010, the Company had investments in money market funds of $73 million classified as cash equivalents ($164 million at December 31, 2009).

The net unrealized gain recognized during the first quarter of 2010 on trading securities held at March 31, 2010 was $7 million.

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Temporarily Impaired Securities at March 31, 2010
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$222	$(2)	-	-	$222	$(2)
Corporate bonds	51	(1)	$8	$(1)	59	(2)
Total debt securities	$273	$(3)	$8	$(1)	$281	$(4)
Equity securities	82	(3)	1	-	83	(3)
Total temporarily impaired securities	$355	$(6)	$9	$(1)	$364	$(7)

Temporarily Impaired Securities at December 31, 2009
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$217	$(4)	-	-	$217	$(4)
Corporate bonds	27	(1)	$13	$(1)	40	(2)
Total debt securities	$244	$(5)	$13	$(1)	$257	$(6)
Equity securities	40	(2)	7	(1)	47	(3)
Total temporarily impaired securities	$284	$(7)	$20	$(2)	$304	$(9)

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of a temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the first quarter of 2010.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P sector or subset. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the first quarter of 2010, other-than-temporary impairment write-downs on investments still held by the Company were zero.

The aggregate cost of the Company’s cost method investments totaled $119 million at March 31, 2010 and $129 million at December 31, 2009. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. At March 31, 2010, the Company’s impairment analysis identified indicators which resulted in a reduction in the cost basis of these investments of $15 million.

The following table summarizes the fair value of financial instruments at March 31, 2010 and December 31, 2009:

Fair Value of Financial Instruments
	At March 31, 2010				At December 31, 2009
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$669	$28	$(2)	$695	$676	$25	$(4)	$697
Corporate bonds	844	61	(2)	903	868	56	(2)	922
Total debt securities	$1,513	$89	$(4)	$1,598	$1,544	$81	$(6)	$1,619
Equity securities	485	68	(3)	550	455	65	(3)	517
Total marketable securities	$1,998	$157	$(7)	$2,148	$1,999	$146	$(9)	$2,136
Long-term debt including debt due within one year (2)	$(20,608)	$136	$(2,057)	$(22,529)	$(20,234)	$126	$(1,794)	$(21,902)
Derivatives relating to:
Foreign currency	-	$51	$(38)	$13	-	$81	$(20)	$61
Commodities	-	$15	$(4)	$11	-	$5	$(18)	$(13)
(1) Included in “Other investments” in the consolidated balance sheets.
(2) Cost includes fair value adjustments of $25 million at March 31, 2010 and December 31, 2009.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. The Company does not anticipate losses from credit risk, and the net cash requirements arising from risk management activities are not expected to be material in 2010. No significant concentration of credit risk existed at March 31, 2010.

The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors and revises its strategies as market conditions dictate.

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At March 31, 2010, the Company had open interest rate swaps with maturity dates prior to 2012.

Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At March 31, 2010, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the second quarter of 2010.

Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At March 31, 2010, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through 2011.

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

The net loss from previously terminated interest rate cash flow hedges included in AOCI at March 31, 2010 was $2 million after tax ($2 million after tax at December 31, 2009). The Company had open interest rate derivatives with a notional U.S. dollar equivalent of $29 million at March 31, 2010 ($30 million at December 31, 2009).

Current open foreign currency forward contracts hedge forecasted transactions until November 2010. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net gain from the foreign currency hedges included in AOCI at March 31, 2010 was $11 million after tax (net loss of $5 million after tax at December 31, 2009). At March 31, 2010, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $1,354 million ($645 million at December 31, 2009).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2011. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net gain/loss from commodity hedges included in AOCI was zero at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, the Company had the following aggregate notionals of outstanding commodity forward contracts to hedge forecasted purchases:

Commodity	March 31, 2010	Dec. 31, 2009	Notional Volume Unit
Crude Oil	-	0.7	million barrels
Ethane	2.2	-	million barrels
Naphtha	-	50	kilotons
Natural Gas	-	2.0	million million British thermal units

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at March 31, 2010 and December 31, 2009.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $71 million after tax at March 31, 2010 (net loss of $56 million after tax at December 31, 2009). At March 31, 2010, the Company had open forward contracts or outstanding options to buy, sell or exchange foreign currencies that were designated as net foreign investment hedges with second quarter 2010 expiration dates with a notional U.S. dollar equivalent of $281 million (zero at December 31, 2009). At March 31, 2010, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $1,762 million ($1,879 million at December 31, 2009).

Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria in the accounting guidance for derivatives and hedging. At March 31, 2010 and December 31, 2009, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	March 31, 2010	Dec. 31, 2009	Notional Volume Unit
Ethane	3.7	0.9	million barrels
Ethylene	0.4	-	million pounds
Natural Gas	10.5	2.8	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency and interest rate exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $15,281 million at March 31, 2010 ($15,312 million at December 31, 2009).

The following table provides the fair value and gross balance sheet classification of derivative instruments at March 31, 2010 and December 31, 2009:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	March 31, 2010	Dec. 31, 2009
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$29	$4
Commodities	Accounts and notes receivable – Other	12	4
Total derivatives designated as hedges		$41	$8
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$77	$125
Commodities	Accounts and notes receivable – Other	16	28
Total derivatives not designated as hedges		$93	$153
Total asset derivatives		$134	$161
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$22	$3
Commodities	Accounts payable – Other	11	-
Total derivatives designated as hedges		$33	$3
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$71	$65
Commodities	Accounts payable – Other	13	42
Total derivatives not designated as hedges		$84	$107
Total liability derivatives		$117	$110

Effect of Derivative Instruments for the three months ended March 31, 2010 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Loss Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Cash flow:
Commodities	$(4)	Cost of sales	$(2)	-
Foreign currency	10	Cost of sales	(6)	-
Net foreign investment:
Foreign currency	(3)	n/a	-	-
Total derivatives designated as hedges	$3		$(8)	-
Derivatives not designated as hedges:
Foreign currency (5)	-	Sundry income (expense) – net	-	$99
Commodities	-	Cost of sales	-	(1)
Total derivatives not designated as hedges	-		-	$98
Total derivatives	$3		$(8)	$98

Effect of Derivative Instruments for the three months ended March 31, 2009 In millions	Change in Unrealized Loss in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Loss Recognized in Income (3,4)
Derivatives designated as hedges:
Cash flow:
Interest rates	-	Cost of sales	$(3)	-
Commodities	$(5)	Cost of sales	(187)	$(1)
Foreign currency	(10)	Cost of sales	11	-
Net foreign investment:
Foreign currency	(3)	n/a	-	-
Total derivatives designated as hedges	$(18)		$(179)	$(1)
Derivatives not designated as hedges:
Foreign currency (5)	-	Sundry income (expense) – net	-	$(94)
Commodities	-	Cost of sales	-	(1)
Total derivatives not designated as hedges	-		-	$(95)
Total derivatives	$(18)		$(179)	$(96)
(1)	Accumulated other comprehensive income (loss) (“AOCI”)
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

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $2 million loss for interest rate contracts, a $2 million gain for commodity contracts and an $11 million gain for foreign currency contracts.

NOTE I – FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2010 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Accounts and notes receivable – Other (2)	-	-	$1,224	-	$1,224
Equity securities (3)	$514	$36	-	-	550
Debt securities: (3)
U.S. Treasury obligations and direct obligations of U.S. government agencies	-	695	-	-	695
Corporate bonds	-	903	-	-	903
Derivatives relating to: (4)
Foreign currency	-	106	-	$(55)	51
Commodities	8	20	-	(13)	15
Total assets at fair value	$522	$1,760	$1,224	$(68)	$3,438
Liabilities at fair value:
Derivatives relating to: (4)
Foreign currency	-	$93	-	$(55)	$38
Commodities	$8	16	-	(20)	4
Total liabilities at fair value	$8	$109	-	$(75)	$42

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2009 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Equity securities (3)	$483	$34	-	$517
Debt securities (3)
U.S. Treasury obligations and direct obligations of U.S. government agencies	-	697	-	697
Corporate bonds	-	922	-	922
Derivatives relating to: (4)
Foreign currency	-	129	$(48)	81
Commodities	28	4	(27)	5
Total assets at fair value	$511	$1,786	$(75)	$2,222
Liabilities at fair value:
Derivatives relating to: (4)
Foreign currency	-	$68	$(48)	$20
Commodities	$24	18	(24)	18
Total liabilities at fair value	$24	$86	$(72)	$38
(1)	Cash collateral is classified as "Accounts and notes receivable - Other" in the consolidated balance sheets. Amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.
(2)	See Note K for additional information on transfers of financial assets.
(3)	The Company's investments in equity and debt securities are primarily classified as available-for-sale and are included in "Other investments" in the consolidated balance sheets.
(4)	See Note H for the classification of derivatives in the consolidated balance sheets.

For assets and liabilities classified as Level 1 measurements (measured using quoted prices in active markets), the total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange in which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For assets and liabilities classified as Level 2 measurements, the fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well established and recognized vendors of market data and subjected to tolerance/quality checks. For derivative assets and liabilities, the fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatilities obtained from various market sources.

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note H for further information on the types of instruments used by the Company for risk management.

There were no significant transfers between Levels 1 and 2 in 2010. See Note K for further information on assets classified as Level 3 measurements.

For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected (1.74 percent at March 31, 2010). Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests.

The following table summarizes the changes in fair value measurements using Level 3 inputs for the quarter ended March 31, 2010:

Fair Value Measurements Using Level 3 Inputs In millions	Interests Held in Trade Receivable Conduits (1)
Balance at December 31, 2009	-
Purchases, sales and settlements	$1,224
Balance at March 31, 2010	$1,224
(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets and liabilities. The Company posted cash collateral of $7 million at March 31, 2010, classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.

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

As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million, which was reduced to $250 million effective June 1, 2009. The Company’s share of the credit facility was originally $150 million, but was reduced to $125 million effective June 1, 2009, and is subject to the terms and conditions stated in the Joint Plan. At March 31, 2010, no draws had been taken against the credit facility.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2010, the Company had accrued obligations of $612 million for environmental remediation and restoration costs, including $76 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2009, the Company had accrued obligations of $619 million for environmental remediation and restoration costs, including $80 million for the remediation of Superfund sites.

Midland Off-Site Environmental Matters
On June 12, 2003, the Michigan Department of Environmental Quality (“MDEQ”) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in the City of Midland soils; the Tittabawassee River and Saginaw River sediment and floodplain soils; and the Saginaw Bay; and, if necessary, undertake remedial action.

City of Midland
Matters related to the City of Midland remain under the primary oversight of the State of Michigan (the “State”) under the License, and the Company and the State are in ongoing discussions regarding the implementation of the requirements of the License.

Tittabawassee and Saginaw Rivers, Saginaw Bay
The Company, the U.S. Environmental Protection Agency (“EPA”) and the State entered into an administrative order on consent (“AOC”), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act (“RCRA”) program from 2005 through 2009. The Tittabawassee River beginning at the Midland Site and extending down to the first six miles of the Saginaw River are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for five to seven geographic segments of the Tittabawassee and upper Saginaw Rivers. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order.

Alternative Dispute Resolution Process
The Company, the EPA, the U.S. Department of Justice, and the State, federal and tribal agencies who serve as natural resource damage trustees (the State represented by the Michigan Office of the Attorney General, the Michigan Department of Natural Resources, the Michigan Department of Environmental Quality, the U.S. Fish and Wildlife Service, the U.S. Bureau of Indian Affairs and the Saginaw-Chippewa tribe), have been engaged in negotiations to seek to resolve potential governmental claims against the Company related to historical off-site contamination associated with the City of Midland, the Tittabawassee and Saginaw Rivers and the Saginaw Bay. The Company and the governmental parties started meeting in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. The Company continues to conduct negotiations under the Federal Alternative Dispute Resolution Act with all of the governmental parties, except the EPA which withdrew from the alternative dispute resolution process on September 12, 2007.

On September 28, 2007, the Company and the natural resource damage trustees entered into a Funding and Participation Agreement that addressed the Company’s payment of past costs incurred by the trustees, payment of the costs of a trustee coordinator and a process to review additional cooperative studies that the Company might agree to fund or conduct with the natural resource damage trustees. On March 18, 2008, the Company and the natural resource damage trustees entered into a Memorandum of Understanding to provide a mechanism for the Company to fund cooperative studies related to the assessment of natural resource damages. On April 7, 2008, the natural resource damage trustees released their “Natural Resource Damage Assessment Plan for the Tittabawassee River System Assessment Area.”

At March 31, 2010, the accrual for these off-site matters was $25 million (included in the total accrued obligation of $612 million at March 31, 2010). At December 31, 2009, the Company had an accrual for these off-site matters of $25 million (included in the total accrued obligation of $619 million).

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

Based on Union Carbide’s review of 2010 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2010. Union Carbide’s asbestos-related liability for pending and future claims was $827 million at March 31, 2010. Approximately 24 percent of the recorded liability related to pending claims and approximately 76 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009. The Insurance Litigation is ongoing.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $84 million at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	March 31, 2010	Dec. 31, 2009
Receivables for defense costs – carriers with settlement agreements	$69	$91
Receivables for resolution costs – carriers with settlement agreements	322	357
Receivables for insurance recoveries – carriers without settlement agreements	84	84
Total	$475	$532

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the first quarter of 2010 and $11 million in the first quarter of 2009 and was reflected in “Cost of sales.”

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

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million) on the Dow Entities; several other companies were also named and fined. As a result, the Company recognized a loss contingency of $85 million related to the fine in the fourth quarter of 2006. The Company has appealed the EC’s decision. On October 13, 2009, the Court of First Instance held a hearing on the appeal of all parties. Subsequent to the imposition of the fine, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions. The U.S. matter was settled in March 2010 through a confidential settlement agreement which had an immaterial impact to the Company's consolidated financial statements.

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

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas, now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement which was preliminarily approved by the District Court on November 24, 2009. In addition to settling the litigation with respect to the Rohm and Haas retirees, the settlement agreement provides for the amendment of the complaint and amendment to the Rohm and Haas Plan to include active employees. Notices of the proposed settlement were provided to class members, and a hearing was held on March 12, 2010, to determine whether the settlement will be finally approved by the District Court. On April 12, 2010, the District Court issued a final order approving the settlement. An appeal of the final order by an objector to the settlement has been filed and any additional appeals of the final order must be filed within 30 days of the date of the order.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. At March 31, 2010, the Company had a liability of $183 million associated with this matter ($183 million at December 31, 2009).

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

Summary
Except for the possible effect of Union Carbide’s asbestos-related liability described above, it is the opinion of the Company’s management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

Purchase Commitments
The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $784 million in 2009, $1,502 million in 2008 and $1,624 million in 2007. The Company’s take-or-pay commitments associated with these agreements at December 31, 2009 are included in the table below. There have been no material changes to purchase commitments since December 31, 2009.

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

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to ten years, and trade financing transactions in Latin America, which typically expire within one year of their inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2010 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2020	$346	$52
Residual value guarantees (1)	2012	328	4
Total guarantees		$674	$56
(1)
Does not include residual value guarantees of the Company’s variable interest in an owner trust which was consolidated in the first quarter of 2010, with the adoption of ASU 2009-17 (see Notes B and L).

Guarantees at December 31, 2009 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2020	$358	$52
Residual value guarantees	2014	695	5
Total guarantees		$1,053	$57

Asset Retirement Obligations
The Company has recognized asset retirement obligations for the following activities:  demolition and remediation activities at manufacturing sites in the United States, Canada, Brazil and Europe; capping activities at landfill sites in the United States, Canada, Brazil and Europe; and asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada, Brazil and Europe.

The aggregate carrying amount of asset retirement obligations recognized by the Company was $104 million at March 31, 2010 and $101 million at December 31, 2009. The discount rate used to calculate the Company’s asset retirement obligation was 2.45 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE K – TRANSFERS OF FINANCIAL ASSETS

On January 1, 2010, the Company adopted ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company evaluated the impact of adopting the guidance and the terms and conditions in place at January 1, 2010 and determined that certain sales of accounts receivables would be classified as secured borrowings. Under these arrangements, $915 million was outstanding at January 1, 2010. The maximum amount of receivables available for participation in these programs was $1,939 million at January 1, 2010.

In January 2010, the Company terminated one of the arrangements and replaced it with a new arrangement that qualified for treatment as a sale under ASU 2009-16. The arrangement related to $294 million of the $915 million outstanding at January 1, 2010 and $1,100 million of the $1,939 million maximum participation.

Sale of Trade Accounts Receivable in North America
In January 2010, the Company terminated its previous facilities used in North America for the transfers of trade accounts receivable by entering into an agreement to repurchase the outstanding receivables for $264 million and replacing it with a new arrangement. During the three months ended March 31, 2010, under the new arrangement, the Company sold trade accounts receivable of select North America entities on a revolving basis to certain multi-seller commercial paper conduit entities. The Company maintains servicing responsibilities and the related costs are insignificant. The proceeds received are comprised of cash and interests in specified assets (the receivables sold by the Company) of the conduits that entitle the Company to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of the Company in the event of nonpayment by the debtors.

During the three months ended March 31, 2010, the Company recognized a loss of $4 million on the sale of receivables, which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was 1.74 percent, in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. At March 31, 2010, the carrying value of the interests held was $1,224 million, which is the Company’s maximum exposure to loss related to the receivables sold.

The sensitivity of the fair value of the interests held to hypothetical adverse changes in the key valuation assumption are as follows (amounts shown are the corresponding hypothetical decreases in the carrying value of the interests):

Impact to Carrying Value (in millions)
10% adverse change	$1
20% adverse change	$4

Following is an analysis of certain cash flows between the Company and the conduits under the new arrangement:

Cash Proceeds (in millions)	Three Months Ended March 31, 2010
Sale of receivables	$264
Collections reinvested in revolving receivables	$2,949
Interests in conduits	$528

Delinquencies on the sold receivables that were still outstanding at March 31, 2010 were $121 million. Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheets at March 31, 2010 were $2,052 million. Credit losses, net of any recoveries, on receivables sold during the quarter ended March 31, 2010 were insignificant.

Sale of Trade Accounts Receivable in Asia Pacific
During the three months ended March 31, 2010, the Company sold a participating interest in trade accounts receivable of select Asia Pacific entities for which the Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.

During the three months ended March 31, 2010, the Company recognized an insignificant loss on the sale of the participating interests in the receivables, which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.

Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds (in millions)	Three Months Ended March 31, 2010
Sale of participating interests	$49
Collections reinvested in revolving receivables	$20

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable (in millions)	March 31, 2010
Outstanding in the consolidated balance sheet	$215
Derecognized from the consolidated balance sheet	$48

Credit losses, net of any recoveries, on receivables relating to the participating interests sold during the quarter ended March 31, 2010 and delinquencies on the outstanding receivables at March 31, 2010 related to the participating interests sold were insignificant.

NOTE L – VARIABLE INTEREST ENTITIES

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends the consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continuing involvement with VIEs. The Company evaluated the impact of this guidance and determined that the adoption resulted in the January 1, 2010 consolidation of two additional joint ventures, an owner trust and an entity that is used to monetize accounts receivable. The Company elected prospective application of this guidance at adoption.

The following table summarizes the carrying amount of the assets and liabilities of the two additional joint ventures and the owner trust entity included in the Company’s consolidated balance sheets at January 1, 2010.

Assets and Liabilities of Newly Consolidated VIEs Included in the Consolidated Balance Sheet In millions	Jan. 1, 2010
Current assets	$37
Property	209
Other noncurrent assets	3
Total assets	$249
Current liabilities	$76
Long-term debt	346
Total liabilities	$422

The carrying amounts of assets and liabilities pertaining to the entity used to monetize accounts receivables, included in the Company’s consolidated balance sheets at January 1, 2010, were current assets of $817 million and current liabilities of $589 million.

Consolidated Variable Interest Entities
The Company holds a variable interest in four joint ventures for which the Company is the primary beneficiary. Three of the joint ventures are development stage enterprises, which will produce propylene oxide and hydrogen peroxide and provide terminal services in Thailand. The Company’s variable interest in these joint ventures relates to cost-plus arrangements between the joint venture and the Company, involving the majority of the output on take-or-pay terms and ensuring a guaranteed return to the joint ventures. At March 31, 2010, the Company provided guarantees with a maximum exposure of $384 million on the construction-related debt of these joint ventures.

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

The Company holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in 2014, the Company may purchase the facility for an amount based on a fair market value determination. At March 31, 2010, the Company had provided to the owner trust a residual value guarantee of $363 million, which represents the Company’s maximum exposure to loss under the lease.

As the primary beneficiary of these VIEs, the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2010 and December 31, 2009:

Assets and Liabilities of Consolidated VIEs In millions	March 31, 2010	Dec. 31, 2009
Current assets (restricted 2010: $206)	$206	$102
Property (restricted 2010: $801)	801	455
Other noncurrent assets (restricted 2010: $120)	120	81
Total assets	$1,127	$638
Current liabilities (nonrecourse 2010: $122)	$397	$183
Long-term debt (nonrecourse 2010: $177)	571	125
Other noncurrent liabilities (nonrecourse 2010: $57)	57	43
Total liabilities	$1,025	$351

In addition, the Company holds a variable interest in an entity used to monetize accounts receivable originated by several European subsidiaries. The Company is the primary beneficiary of this entity as a result of holding notes that are subordinate to senior notes issued to third parties while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities pertaining to this entity, included in the Company’s consolidated balance sheets at March 31, 2010, were current assets of $551 million ($20 million restricted) and current liabilities of $15 million ($15 million nonrecourse).

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2010 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.

Nonconsolidated Variable Interest Entities
The Company holds a variable interest in a joint venture accounted for under the equity method of accounting, acquired through the acquisition of Rohm and Haas on April 1, 2009. The joint venture manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner, and therefore the entity is not consolidated. At March 31, 2010, the Company’s investment in the joint venture was $141 million, classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE M – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	March 31, 2010	March 31, 2009
Defined Benefit Pension Plans:
Service cost	$79	$58
Interest cost	276	238
Expected return on plan assets	(304)	(288)
Amortization of prior service cost	7	8
Amortization of net loss	67	26
Net periodic benefit cost	$125	$42

Other Postretirement Benefits:
Service cost	$4	$4
Interest cost	28	29
Expected return on plan assets	(3)	(4)
Amortization of prior service credit	-	(1)
Net periodic benefit cost	$29	$28

NOTE N – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plan (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan.

During the first quarter of 2010, employees subscribed to the right to purchase 13.8 million shares with a weighted-average exercise price of $18.09 per share and a weighted-average fair value of $11.90 per share under the ESPP.

During the first quarter of 2010, the Company granted the following stock-based compensation awards to employees under the 1988 Plan:

•	8.5 million stock options with a weighted-average exercise price of $27.79 per share and a weighted-average fair value of $9.17 per share;

•	4.3 million shares of deferred stock with a weighted-average fair value of $27.81 per share; and

•	0.9 million shares of performance deferred stock with a weighted-average fair value of $27.79 per share.

During the first quarter of 2010, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan:

•	38,940 shares of restricted stock with a weighted-average fair value of $30.00 per share.

Total unrecognized compensation cost at March 31, 2010, including unrecognized cost related to the first quarter of 2010 activity, is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2010
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period
ESPP purchase rights	$95	2.7 months
Unvested stock options	$82	0.78 year
Deferred stock awards	$168	0.97 year
Performance deferred stock awards	$49	0.74 year

NOTE O – EARNINGS PER SHARE CALCULATIONS

Net Income	Three Months Ended
In millions	March 31, 2010	March 31, 2009
Net income from continuing operations	$552	$24
Income from discontinued operations, net of income taxes	-	11
Net income attributable to noncontrolling interests	(1)	(11)
Net income attributable to The Dow Chemical Company	$551	$24
Preferred stock dividends	(85)	-
Net income available for common stockholders	$466	$24

Earnings Per Share Calculations - Basic	Three Months Ended
Dollars per share	March 31, 2010	March 31, 2009
Net income from continuing operations	$0.49	$0.03
Income from discontinued operations, net of income taxes	-	0.01
Net income attributable to noncontrolling interests	-	(0.01)
Net income attributable to The Dow Chemical Company	$0.49	$0.03
Preferred stock dividends	(0.07)	-
Net income available for common stockholders	$0.42	$0.03

Earnings Per Share Calculations - Diluted	Three Months Ended
Dollars per share	March 31, 2010	March 31, 2009
Net income from continuing operations	$0.48	$0.03
Income from discontinued operations, net of income taxes	-	0.01
Net income attributable to noncontrolling interests	-	(0.01)
Net income attributable to The Dow Chemical Company	$0.48	$0.03
Preferred stock dividends (1)	(0.07)	-
Net income available for common stockholders	$0.41	$0.03

Shares in millions
Weighted-average common shares - basic	1,117.5	925.4
Plus dilutive effect of stock options and awards	20.4	6.6
Weighted-average common shares - diluted	1,137.9	932.0
Stock options and deferred stock awards excluded from EPS calculations (2)	47.9	65.8
Conversion of preferred stock excluded from EPS calculations (3)	96.8	-
(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been anti-dilutive.
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

NOTE P – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

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

ELECTRONIC AND SPECIALTY MATERIALS
Applications: chemical mechanical planarization (CMP) pads and slurries • chemical processing and intermediates • electronic displays • food and pharmaceutical processing and ingredients • printed circuit board materials • semiconductor packaging, connectors and industrial finishing • water purification

Dow Electronic Materials is a leading global supplier of materials for chemical mechanical planarization; materials used in the production of electronic displays; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications.

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

COATINGS AND INFRASTRUCTURE
Applications: building and construction, insulation and weatherization, roofing membrane systems, adhesives and sealants • construction materials (vinyl siding, vinyl windows, vinyl fencing) • flexible and rigid packaging • general mortars and concrete, cement modifiers and plasters, tile adhesives and grouts • house and traffic paints • leather, textile, graphic arts and paper • metal coatings • processing aids for plastic production • tapes and labels

Dow Adhesives and Functional Polymers is a portfolio of businesses that primarily manufacture sticking and bonding solutions for a wide range of applications, including adhesive tapes and paper labels, flexible packaging and leather, textile and imaging. These products are supported with market recognized best-in-class technical support and end-use application knowledge. Many of the businesses’ water-borne technologies are well-positioned to support more environmentally preferred applications.

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
Applications: agricultural seeds, traits (genes) and oils • control of weeds, insects and plant diseases for agriculture and pest management

Dow AgroSciences is a global leader in providing agricultural and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

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

PERFORMANCE SYSTEMS
Applications: automotive interiors, exteriors, under-the-hood and body engineered systems • bedding • caps and closures • food and specialty packaging • footwear • furniture • gaskets and sealing components • manufactured housing and modular construction • medical equipment • mining • pipe treatment • pressure sensitive adhesives • transportation • vinyl exteriors • waterproofing membranes • wire and cable insulation and jacketing materials for power utility and telecommunications

Dow Automotive Systems is a leading global provider of technology-driven solutions that meet consumer demand for vehicles that are safer, stronger, quieter, lighter, more comfortable and stylish. The business provides plastics, adhesives, glass bonding systems, emissions control technology, films, fluids, structural enhancement and acoustical management solutions to original equipment manufacturers, tier, aftermarket and commercial transportation customers. With offices and application development centers around the world, Automotive Systems provides materials science expertise and comprehensive technical capabilities to its customers worldwide.

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

•
Products: ENGAGE™ polyolefin elastomers; NORDEL™ hydrocarbon rubber; SI-LINK™ and REDI-LINK™ moisture crosslinkable polyethylene-based wire and cable insulation compounds; TYRIN™ chlorinated polyethylene; UNIGARD™ flame retardant compound for specialty wire and cable applications

Dow Formulated Systems manufactures and markets custom formulated, rigid and semi-rigid, flexible, integral skin and microcellular polyurethane foams and systems and tailor-made epoxy solutions and systems. These products are used in a broad range of applications including appliances, athletic equipment, automotive, bedding, construction, decorative molding, furniture, shoe soles and wind turbines.

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

•
Products: Acetic esters; Acetone derivatives; Alcohols; Aldehydes; Butyl CARBITOL™ and Butyl CELLOSOLVE™ solvents; Carboxylic acids; DOWANOL™ glycol ethers; ECOSOFT™ IK solvent; PROGLYDE™ DMM solvent; UCAR™ propionates

The Polyglycols, Surfactants and Fluids business is one of the world’s leading suppliers of polyglycols and surfactants, with a broad range of products and technology and a proven record of performance and economy. The business also produces a broad line of lubricants, hydraulic fluids, aircraft deicing fluids and thermal fluids, with some of the most recognized brand names in the industry. Product applications include chemical processing, cleaning, heating, cooling, food and beverage processing, fuel additives, paints and coatings, pharmaceuticals and silicone surfactants.

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

•
Products: ECHELON™ polyurethane prepolymer; ISONATE™ methylene diphenyl diisocyanate (MDI); MONOTHANE™ single component polyurethane elastomers; PAPI™ polymeric MDI; Propylene glycol; Propylene oxide; RENUVA™ Renewable Resource Technology; VORANATE™ isocyanate; VORANOL™ VORACTIV™ polyether and copolymer polyols

The Performance Products segment also includes the results of Dow Haltermann, a provider of world-class contract manufacturing services to companies in the fine and specialty chemicals and polymers industries, and SAFECHEM, a wholly owned subsidiary that manufactures closed-loop systems to manage the risks associated with chlorinated solvents. The segment also includes a portion of the results of the OPTIMAL Group of Companies (through the September 30, 2009 divestiture of this group of joint ventures) and the SCG-Dow Group, joint ventures of the Company.

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

The Basic Chemicals segment also includes the results of the Chlorinated Organics business. Also included in the Basic Chemicals segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the OPTIMAL Group of Companies (through the September 30, 2009 divestiture of this group of joint ventures), all joint ventures of the Company.

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Health and Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first three months of 2010 and 2009 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended
In millions	March 31, 2010	March 31, 2009
Sales by geographic area
United States	$4,361	$2,918
Europe, Middle East and Africa (1)	4,747	3,449
Rest of World (1)	4,309	2,674
Total	$13,417	$9,041
(1)
Sales to customers in the Middle East and Africa, previously reported with Rest of World, are now aligned with Europe, Middle East and Africa;
prior period sales have been adjusted to reflect this realignment.

Operating Segments	Three Months Ended
In millions	March 31, 2010	March 31, 2009
Sales by operating segment
Electronic and Specialty Materials	$1,265	$476
Coatings and Infrastructure	1,200	406
Health and Agricultural Sciences	1,369	1,446
Performance Systems	1,659	1,171
Performance Products	2,804	1,887
Basic Plastics	3,022	2,029
Basic Chemicals	714	585
Hydrocarbons and Energy	1,290	988
Corporate	94	53
Total	$13,417	$9,041
EBITDA(1) by operating segment
Electronic and Specialty Materials	$381	$79
Coatings and Infrastructure	116	21
Health and Agricultural Sciences	384	359
Performance Systems	204	102
Performance Products	290	190
Basic Plastics	718	122
Basic Chemicals	120	(5)
Hydrocarbons and Energy	-	-
Corporate	(432)	(219)
Total	$1,781	$649
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Specialty Materials	$113	$5
Coatings and Infrastructure	1	1
Health and Agricultural Sciences	2	1
Performance Systems	-	(3)
Performance Products	7	1
Basic Plastics	65	23
Basic Chemicals	98	40
Hydrocarbons and Energy	24	(2)
Corporate	(6)	(1)
Total	$304	$65
(1)	The Company uses EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of EBITDA to“Income (Loss) from Continuing Operations Before Income Taxes” is provided below:

	Three Months Ended
In millions	March 31, 2010	March 31, 2009
EBITDA	$1,781	$649
- Depreciation and amortization	757	508
+ Interest income	7	12
- Interest expense and amortization of debt discount	376	154
Income (Loss) from Continuing Operations Before Income Taxes	$655	$(1)

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

OVERVIEW
•
The Company reported sales in the first quarter of 2010 of $13.4 billion, up 48 percent from $9.0 billion in the first quarter of 2009. Sales were up 24 percent from pro forma(1) sales of $10.8 billion in the first quarter of 2009. Price was up 16 percent on a pro forma basis versus the same period last year, as a result of broad-based pricing gains. Volume was up 8 percent on a pro forma basis driven by the Performance segments. Excluding recent divestitures and seed acquisitions, volume was up 16 percent, reflecting improvement in global economic conditions.

•	Purchased feedstock and energy costs, which account for more than one third of Dow’s total costs, increased 62 percent or $2.1 billion compared with the first quarter of 2009.

•
Compared with the first quarter of 2009, research and development expenses and selling, general and administrative expenses increased in the first quarter of 2010, as a result of the acquisition of Rohm and Haas Company (“Rohm and Haas”) and increased investment in the Company’s Performance businesses, partially offset by management’s cost cutting initiatives and synergies.

•	Equity earnings were $304 million in the first quarter of 2010, up $239 million compared with the same period in 2009.

•
The Company signed a definitive agreement to sell the newly formed Styron business unit to an affiliate of Bain Capital Partners for $1.63 billion. Styron is expected to have approximately $3.5 billion in revenue (based on 2009 data), with more than 40 manufacturing plants in all geographic regions, and approximately 1,900 employees. Additionally, the transaction is expected to include several long-term supply, service and purchase agreements which are expected to generate value for both Dow and Styron. The sale is expected to close mid-year 2010 and the proceeds will be used to pay down debt.

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

Selected Financial Data	Three Months Ended
In millions, except per share amounts	March 31, 2010	March 31, 2009
Net sales	$13,417	$9,041

Cost of sales	$11,541	$8,138
Percent of net sales	86.0%	90.0%

Research and development expenses	$407	$292
Percent of net sales	3.0%	3.2%

Selling, general and administrative expenses	$662	$443
Percent of net sales	4.9%	4.9%

Net income available for common stockholders	$466	$24

Earnings per common share – basic	$0.42	$0.03
Earnings per common share – diluted	$0.41	$0.03

Operating rate percentage	83%	68%

RESULTS OF OPERATIONS
Results of Rohm and Haas are included in the Company’s consolidated results from the April 1, 2009 acquisition date forward. In order to provide the most meaningful comparison of results of operations, some of the comparisons presented are to pro forma amounts. The unaudited pro forma historical information reflects the combination of Dow and Rohm and Haas assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008.

Net sales in the first quarter of 2010 were $13.4 billion, up 48 percent from $9.0 billion in the first quarter of last year. On a pro forma basis, net sales in the first quarter of 2010 were up $2.6 billion or 24 percent compared with pro forma sales of $10.8 billion in the first quarter of 2009, driven by increases in all operating segments except Health and Agricultural Sciences, as well as double-digit increases in all geographic areas.

Price was up 16 percent (with currency accounting for 3 percent of the increase) on a pro forma basis versus the same period last year, led by broad-based pricing gains in Hydrocarbons and Energy (up 53 percent), Basic Plastics (up 44 percent) and Performance Products (up 14 percent). Price increases in the Basics segments were driven by a $2.1 billion increase in purchased feedstock and energy costs versus the first quarter of 2009.

Volume was up 8 percent on a pro forma basis, driven by double-digit increases in Electronic and Specialty Materials (up 31 percent), Performance Systems (up 27 percent), Performance Products (up 25 percent), Basic Chemicals (up 16 percent) and Coatings and Infrastructure (up 11 percent), and significant volume growth in Asia Pacific (up 38 percent) and Latin America (up 15 percent), due in part to growth in emerging geographies. Excluding recent divestitures and seed acquisitions, volume was up 16 percent, reflecting improvement in global economic conditions.

Gross margin was $1,876 million in the first quarter of 2010, up from $903 million in the first quarter of last year. Gross margin increased due to the impact of higher selling prices and the acquisition of Rohm and Haas.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 83 percent in the first quarter of 2010, up from 68 percent in the first quarter of 2009. Operating rates improved in the first quarter of 2010, impacted by increased demand.

Personnel count was 51,493 at March 31, 2010, down from 52,195 at December 31, 2009 and up from 43,567 at March 31, 2009. Headcount decreased from year-end 2009 primarily due to actions taken related to the integration of Rohm and Haas and the previously announced restructuring plans, as well as the impact of the divestiture of a portion of the Company’s acrylic monomer and specialty latex businesses. Compared with March 31, 2009, headcount increased primarily due to the acquisition of Rohm and Haas on April 1, 2009.

Research and development (“R&D”) expenses totaled $407 million in the first quarter of 2010, up $115 million (39 percent) from $292 million in the first quarter of last year, primarily due to the acquisition of Rohm and Haas as well as strategic growth initiatives in core research and development and in the Health and Agricultural Sciences segment.

Selling, general and administrative (“SG&A”) expenses totaled $662 million in the first quarter of 2010, up $219 million (49 percent) from $443 million in the first quarter of last year, due primarily to the acquisition of Rohm and Haas, partially offset by cost savings initiatives.

Amortization of intangibles was $128 million in the first quarter of 2010, up $106 million compared with $22 million in the first quarter of last year. The increase in amortization of intangibles in 2010 reflects the impact of the amortization of the fair value of intangibles acquired from Rohm and Haas. See Notes D and G to the Consolidated Financial Statements for additional information on the acquisition of Rohm and Haas and the amortization of intangible assets.

In June 2009, the Company’s Board of Directors approved a restructuring plan that incorporated actions related to the Company’s acquisition of Rohm and Haas, as well as additional actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction. In the first quarter of 2010, the Company recorded pretax adjustments of $16 million to the 2009 restructuring charge for additional asset impairment costs which were reflected in the Company’s segments as follows: $8 million in Electronic and Specialty Materials, $5 million in Coatings and Infrastructure and $3 million in Performance Products.

In December 2008, the Company’s Board of Directors approved a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the severe economic downturn. The restructuring plan includes the shutdown of a number of facilities and a global workforce reduction, which are targeted for completion by the end of 2010. In the first quarter of 2009, the Company recorded a pretax adjustment of $19 million to the 2008 restructuring charge for additional severance which was reflected in Corporate.

The impact of these adjustments is shown as “Restructuring charges” in the consolidated statements of income. See Note C to the Consolidated Financial Statements for details on the Company’s restructuring activities.

In the first quarter of 2010, pretax charges totaling $26 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas. In the first quarter of 2009, pretax charges totaling $48 million were recorded for legal expenses and other transaction costs related to the acquisition; these charges were reflected in Corporate.

Dow’s share of the earnings of nonconsolidated affiliates was $304 million in the first quarter of 2010, up significantly from $65 million in the first quarter of last year, driven by improved results at Dow Corning Corporation (“Dow Corning”), EQUATE Petrochemical Company K.S.C. (“EQUATE”) and The Kuwait Olefins Company K.S.C. Equity earnings in the first quarter of 2009 were negatively impacted by $29 million for the Company’s share of a restructuring charge recognized by Dow Corning. This charge was reflected in the Electronic and Specialty Materials segment.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net in the first quarter of 2010 was net income of $83 million, compared with net expense of $3 million in the same quarter of 2009, and reflected an increase in gains on the sale of miscellaneous assets from the low level recorded last year, none of which were material.

Net interest expense (interest expense less capitalized interest and interest income) was $369 million in the first quarter of 2010, compared with $142 million in the first quarter of last year. Interest expense (net of capitalized interest) and amortization of debt discount totaled $376 million in the first quarter of 2010 and $154 million in the first quarter of 2009. Interest expense increased in the first quarter of 2010 compared with the prior year period due to an increased level of debt related to the acquisition of Rohm and Haas. Interest income was $7 million in the first quarter of 2010, down from $12 million in the first quarter of 2009.

The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. The Company reported tax expense of $103 million in the first quarter of 2010. The first quarter tax rate was favorably impacted by strong equity earnings and improved results in Europe. This compared with a tax benefit of $25 million in the first quarter of 2009, primarily due to audit settlements in the United States as well as the reversal of tax valuation allowances in Asia Pacific. The Patient Protection and Affordable Care Act, signed on March 23, 2010, eliminated the tax deduction related to the Medicare Part D subsidy. The impact of this legislation was immaterial to the Company.

Net income attributable to noncontrolling interests was $1 million in the first quarter of 2010 compared with $11 million in the first quarter of 2009. The prior year balance includes the income attributable to Tornado Finance V.O.F. preferred partnership units, which were redeemed in July 2009.

Preferred stock dividends of $85 million were recognized in the first quarter of 2010 related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A, which was issued on April 1, 2009.

Net income available for common stockholders was $466 million or $0.41 per share in the first quarter of 2010, compared with $24 million or $0.03 per share in the first quarter of 2009.

The following table summarizes the impact of certain items recorded in the three-month periods ended March 31, 2010 and 2009, and previously described in this section:

	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Restructuring charges	$(16)	$(19)	$(8)	$(17)	$(0.01)	$(0.02)
Acquisition and integration related expenses	(26)	(48)	(17)	(41)	(0.01)	(0.04)
Dow Corning restructuring	-	(29)	-	(27)	-	(0.03)
Total	$(42)	$(96)	$(25)	$(85)	$(0.02)	$(0.09)
(1)	Impact on “Income (Loss) from Continuing Operations Before Income Taxes”
(2)	Impact on “Net Income Attributable to The Dow Chemical Company”
(3)	Impact on “Earnings per common share – diluted”

SEGMENT RESULTS
The reported results by operating segment, including sales, EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization) and equity in earnings of nonconsolidated affiliates, can be found in Note P to the Consolidated Financial Statements. The Company uses EBITDA as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. Note P to the Consolidated Financial Statements also includes a reconciliation of EBITDA to “Income (Loss) from Continuing Operations Before Income Taxes.”

In order to provide the most meaningful comparison of results by reportable segment, the following discussion and analysis compares actual results for the first quarter of 2010 to pro forma historical results for the first quarter of 2009. The unaudited pro forma historical segment information is based on the historical consolidated financial statements and accompanying notes of both Dow and Rohm and Haas and was prepared to illustrate the effects of the Company’s acquisition of Rohm and Haas, assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008.

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

Certain Items Impacting Rohm and Haas Results In millions	Three months ended March 31, 2009
Impact of Hurricanes Gustav and Ike	$(2)
Restructuring charges	(2)
Transaction and other acquisition costs	(80)
Total Rohm and Haas Certain Items	$(84)

ELECTRONIC AND SPECIALTY MATERIALS
The Electronic and Specialty Materials segment consists of two businesses – Dow Electronic Materials and Specialty Materials – and includes the Company’s share of the results of Dow Corning Corporation, a joint venture of the Company. Dow Electronic Materials is a leading global supplier of materials for chemical mechanical planarization; materials used in the production of electronic displays; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These materials are found in applications such as consumer electronics, flat panel displays and telecommunications. Specialty Materials is a portfolio of five global businesses – Dow Water and Process Solutions; Dow Home and Personal Care; Dow Microbial Control; Dow Wolff Cellulosics; and Performance Materials – characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals, food, home and personal care, water and energy production, and industrial specialty industries.

Electronic and Specialty Materials	Three Months Ended
Actual Results In millions	March 31, 2010	March 31, 2009
Sales	$1,265	$476
EBITDA	$381	$79

Electronic and Specialty Materials	Three Months Ended
2010 Actual Versus 2009 Pro Forma In millions	March 31, 2010	March 31, 2009
Sales	$1,265	$971
Price change from comparative period	(1)%	N/A
Volume change from comparative period	31%	N/A
Equity earnings	$113	$5
EBITDA	$381	$93
Certain items impacting EBITDA	$(8)	$(29)

Electronic and Specialty Materials sales were $1,265 million in the first quarter of 2010, up significantly from $971 million in the first quarter of 2009. Compared with the first quarter of 2009, volume increased 31 percent and price dropped 1 percent. Volume increased by double-digit percents in all geographic areas and was significantly higher in all major business units due to improved economic conditions in the electronics, automotive, housing and construction industries. EBITDA in the first quarter of 2010 was $381 million, a significant increase from $93 million in the first quarter of 2009, due to higher volume, higher equity earnings from Dow Corning, and lower operating costs and SG&A expenses. Results in the first quarter of 2010 were negatively impacted by an $8 million adjustment to the 2009 restructuring charge related to the closure of a small manufacturing facility. EBITDA in the first quarter of 2009 was reduced by $29 million for the Company’s share of restructuring charges recognized by Dow Corning.

Dow Electronic Materials sales in the first quarter of 2010 were up more than 50 percent from the same quarter last year, driven by a higher volume in most geographic areas, in particular in Asia Pacific, as demand for chemical mechanical planarization pads and for materials used in printed circuit boards and electronic finishing increased. Demand for materials used in display panels also increased. Compared with the first quarter of last year, EBITDA increased significantly due to higher sales volumes and lower SG&A expenses, as a result of the Company’s restructuring and cost control programs.

Specialty Materials sales in the first quarter of 2010 were up 20 percent from the first quarter of 2009, driven by global economic recovery across several industries. Demand improved for ion exchange resins and reverse osmosis membranes, due to increased infrastructure projects for water; and for specialty biocides; cellulosics; and nitroparaffins produced by ANGUS Chemical Company (a wholly owned subsidiary) used in food, personal care and process preservation applications. Compared with the first quarter of last year, EBITDA increased as higher volume and lower SG&A expenses more than offset higher raw material costs and lower sales prices.

COATINGS AND INFRASTRUCTURE
The Coatings and Infrastructure segment consists of the following businesses: Dow Adhesives and Functional Polymers; Dow Building and Construction; and Dow Coating Materials. These businesses produce a wide variety of products with a broad range of applications – sticking and bonding solutions, construction materials (insulation and vinyl applications) and raw materials for architectural paints and industrial coatings.

Coatings and Infrastructure	Three Months Ended
Actual Results In millions	March 31, 2010	March 31, 2009
Sales	$1,200	$406
EBITDA	$116	$21

Coatings and Infrastructure	Three Months Ended
2010 Actual Versus 2009 Pro Forma In millions	March 31, 2010	March 31, 2009
Sales	$1,200	$1,038
Price change from comparative period	5%
Volume change from comparative period	11%
Equity earnings	$1	$1
EBITDA	$116	$121
Certain items impacting EBITDA	$(5)	$(1)

Coatings and Infrastructure sales were $1,200 million in the first quarter of 2010, up 16 percent from $1,038 million in the first quarter of 2009. Compared with the first quarter of 2009, volume increased 11 percent and price increased 5 percent, including a 3 percent favorable currency impact. Volume was particularly strong in Dow Adhesives and Functional Polymers due to increased demand for adhesives used in packaging and leather applications. In addition, volume increased for architectural and industrial coatings across all key geographic areas, especially in the emerging geographies, due to improved economic conditions in the housing and construction industry. Excluding divestitures, volume increased 16 percent. The increase in price was broad-based, with increases in all major geographic areas and across all businesses.

Despite higher sales and lower SG&A expenses, EBITDA in the first quarter of 2010 was $116 million, down slightly from the $121 million in the first quarter of 2009 due to higher feedstock and energy costs and higher other raw material costs. Results in the first quarter of 2010 were negatively impacted by a $5 million increase in the 2009 restructuring charge related to the United States Federal Trade Commission (“FTC”) required divestiture of certain specialty latex assets. EBITDA in the first quarter of 2009 included a $1 million restructuring charge.

HEALTH AND AGRICULTURAL SCIENCES
Dow AgroSciences is a global leader in providing agricultural and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

Health and Agricultural Sciences	Three Months Ended
Actual Results In millions	March 31, 2010	March 31, 2009
Sales	$1,369	$1,446
EBITDA	$384	$359

Health and Agricultural Sciences	Three Months Ended
2010 Actual Versus 2009 Pro Forma In millions	March 31, 2010	March 31, 2009
Sales	$1,369	$1,461
Price change from comparative period	(2)%	N/A
Volume change from comparative period	(4)%	N/A
Equity earnings	$2	$1
EBITDA	$384	$363
Certain items impacting EBITDA	-	-

Health and Agricultural Sciences sales were $1,369 million in the first quarter of 2010, down from $1,461 million in the first quarter of 2009. Sales declined 6 percent with volume decreasing 4 percent and price declining 2 percent. Both volume and price were impacted by unseasonably cold spring weather across the northern hemisphere and continued pricing pressure on commodity products, such as glyphosate, which accounted for over half of the overall decline in sales versus the first quarter of 2009. New products and Seeds, Traits and Oils continued to receive strong customer support. Sales of new products increased 60 percent compared with the first quarter of 2009, with sales of pyroxsulam cereal herbicide nearly tripling. Seeds, Traits and Oils sales grew 12 percent versus the first quarter of 2009 with seed business acquisitions delivering strong results.

EBITDA in the first quarter of 2010 was $384 million, up from $363 million in the first quarter of 2009. Despite the decline in sales and increased R&D and SG&A expenses to support growth initiatives, EBITDA improved modestly as the combination of higher margins from new products and cost improvements across the portfolio offset lower pricing on commodity agricultural chemicals.

PERFORMANCE SYSTEMS
The Performance Systems segment consists of the following businesses: Dow Automotive Systems; Dow Elastomers; Dow Wire and Cable; Dow Formulated Systems; Dow Oil and Gas; and Dow Fiber Solutions. These businesses produce a wide variety of products with a broad range of applications – automotive interiors and exteriors, footwear, mattresses, specialty films, wind turbines, transportation, waterproofing membranes and electrical and telecommunication applications.

Performance Systems	Three Months Ended
Actual Results In millions	March 31, 2010	March 31, 2009
Sales	$1,659	$1,171
EBITDA	$204	$102

Performance Systems	Three Months Ended
2010 Actual Versus 2009 Pro Forma In millions	March 31, 2010	March 31, 2009
Sales	$1,659	$1,281
Price change from comparative period	3%	N/A
Volume change from comparative period	27%	N/A
Equity earnings	-	$(3)
EBITDA	$204	$103
Certain items impacting EBITDA	-	-

Performance Systems sales were $1,659 million in the first quarter of 2010, up 30 percent from the first quarter of 2009. Double-digit volume growth was reported in all businesses, with exceptional strength in Dow Automotive Systems, Dow Elastomers and Dow Formulated Systems, as the automotive and packaging industries continued to rebound from the global economic slowdown. Double-digit volume growth was also reported in all geographic areas, with particular strength in China, as the demand for alternative energy formulations, wire and cable applications, and automotive plastics increased due to government stimulus programs. Price improved moderately for the segment overall, due to the favorable impact of currency. Price was up for most businesses, in part due to higher feedstock and energy costs. Price declined however, for Dow Formulated Systems.

EBITDA for Performance Systems in the first quarter of 2010 was $204 million, up from $103 million in the first quarter of 2009. EBITDA improved from last year as the increase in volume and lower operating costs more than offset an increase in feedstock and energy costs and freight costs. EBITDA was most improved in Dow Elastomers on the strength of performance polyolefins and synthetic rubber.

PERFORMANCE PRODUCTS
The Performance Products segment consists of the following businesses: Amines; Emulsion Polymers; Epoxy; Oxygenated Solvents; Polyglycols, Surfactants and Fluids; Performance Monomers; Polyurethanes; Dow Haltermann; and SAFECHEM. These businesses produce a wide variety of products with a broad range of applications – adhesives and deicing fluids, solvent products, paper and paperboard applications, carpet backing and home furnishings. The segment also includes a portion of the results of the OPTIMAL Group of Companies (through the September 30, 2009 divestiture of this group of joint ventures) and the SCG-Dow Group of joint ventures.

In July 2009, the Company announced that styrene-butadiene latex would align with Styron, a new business unit of Dow being formed to prepare styrene-butadiene latex and other businesses to operate under a different ownership structure in the future. On March 2, 2010, Dow announced that it had signed a definitive agreement for the sale of Styron to an affiliate of Bain Capital Partners. The transaction is expected to close mid-year 2010, subject to customary conditions and regulatory approvals.

Performance Products	Three Months Ended
Actual Results In millions	March 31, 2010	March 31, 2009
Sales	$2,804	$1,887
EBITDA	$290	$190

Performance Products	Three Months Ended
2010 Actual Versus 2009 Pro Forma In millions	March 31, 2010	March 31, 2009
Sales	$2,804	$2,014
Price change from comparative period	14%	N/A
Volume change from comparative period	25%	N/A
Equity earnings	$7	$1
EBITDA	$290	$147
Certain items impacting EBITDA	$(3)	-

Performance Products sales were $2,804 million in the first quarter of 2010, up 39 percent from $2,014 million in the first quarter of 2009. Volume was strong across all businesses with growth of more than 20 percent reported by all businesses except Emulsion Polymers, which was up 12 percent. Volume was also up across all geographic areas, reflecting a rebound of the global economy, with particular strength in Asia Pacific, and specifically in China. The 14 percent increase in price was broad-based and largely driven by a substantial increase in feedstock and energy costs. Price rose by double digits in all businesses except Polyglycols, Surfactants and Fluids (up 3 percent) and Amines (down 8 percent). From a geographic standpoint, price increased in all geographic areas ranging from 5 percent in Latin America to 10 percent or greater in the other geographic areas.

EBITDA in the first quarter 2010 was $290 million, up from $147 million in the first quarter of 2009. Compared with last year, the increase in sales, along with improved operating rates and lower SG&A and R&D expenses more than offset a significant increase in feedstock and energy costs. Results in the first quarter of 2010 were negatively impacted by a $3 million increase in the 2009 restructuring charge related to the FTC required divestiture of certain acrylic monomer assets.

BASIC PLASTICS
The Basic Plastics segment includes the following businesses: Polyethylene; Polypropylene; Styrenics; Basic Plastics Licensing and Catalyst; and Polycarbonate and Compounds and Blends. These world-leading suppliers provide a broad range of products and solutions by leveraging Dow’s leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships. Product applications range from beverage bottles, disposable diaper liners and toys to plastic pipe, oil tanks and road equipment. The Basic Plastics segment also includes the results of Equipolymers, Americas Styrenics LLC and Univation Technologies, and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

In July 2009, the Company announced that Styrenics would align with Styron, a new business unit of Dow being formed to prepare Styrenics and other businesses to operate under a different ownership structure in the future. On March 2, 2010, Dow announced that it had signed a definitive agreement for the sale of Styron to an affiliate of Bain Capital Partners. The transaction is expected to close mid-year 2010, subject to customary conditions and regulatory approvals.

For the Basic Plastics segment, there was no difference between actual and pro forma sales and EBITDA for the three-month period ended March 31, 2009.

Basic Plastics	Three Months Ended
2010 Actual Versus 2009 Actual In millions	March 31, 2010	March 31, 2009
Sales	$3,022	$2,029
Price change from comparative period	44%	N/A
Volume change from comparative period	5%	N/A
Equity earnings	$65	$23
EBITDA	$718	$122
Certain items impacting EBITDA	-	-

Basic Plastics sales in the first quarter of 2010 were $3,022 million, up 49 percent from $2,029 million in the first quarter of 2009. At the end of 2008, concerns about the global economy and an unprecedented decline in feedstock costs led to significant price declines for Basic Plastics across all geographic areas and product lines. The weakness in demand and pricing continued into the first quarter of 2009. During the second half of 2009, economic conditions began to improve and this momentum continued into the first quarter of 2010. Feedstock and energy costs increased significantly compared with the first quarter of 2009, driving significant price increases in all geographic areas and in the larger businesses in the segment. The improvement in economic conditions also contributed to higher demand as customers began to restock their inventories, resulting in volume increases in all geographic areas. Volume growth was somewhat constrained in Polyethylene, Polypropylene, Styrenics and Polycarbonate during the first quarter of 2010 as both planned and unplanned production outages at the Company’s facilities in North America, Latin America and Europe limited product supply. While lower natural gas prices favored production at the Company’s North American polyethylene facilities, these production outages limited opportunistic exports to Asia Pacific during the first quarter of 2010.

EBITDA in the first quarter of 2010 was $718 million, up from $122 million in the first quarter of 2009. While feedstock and energy costs were significantly higher compared with the first quarter of 2009, these costs were more than offset by the increase in price, higher operating rates, and improved equity earnings from EQUATE.

BASIC CHEMICALS
The Basic Chemicals segment includes the following businesses: Chlor-Alkali/Chlor-Vinyl; Ethylene Oxide/Ethylene Glycol; and Chlorinated Organics. The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents, and building and construction. The Ethylene Oxide/Ethylene Glycol business is the world’s largest producer of purified ethylene oxide, principally used in Dow’s downstream performance derivatives. Dow is also a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers. Also included in the Basic Chemicals segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the OPTIMAL Group of Companies (through the September 30, 2009 divestiture of this group of companies), all joint ventures of the Company.

For the Basic Chemicals segment, there was no difference between actual and pro forma sales and EBITDA for the three-month period ended March 31, 2009.

Basic Chemicals	Three Months Ended
2010 Actual Versus 2009 Actual In millions	March 31, 2010	March 31, 2009
Sales	$714	$585
Price change from comparative period	6%	N/A
Volume change from comparative period	16%	N/A
Equity earnings	$98	$40
EBITDA	$120	$(5)
Certain items impacting EBITDA	-	-

Basic Chemicals sales were $714 million in the first quarter of 2010, up 22 percent from $585 million in the first quarter of 2009. Sales for the Chlor-Alkali/Chlor-Vinyl business increased 11 percent over the first quarter of 2009 as significant volume growth was partially offset by a decline in price. Caustic soda volume improved in all key geographic areas as demand from the alumina, pulp and paper industries improved. While vinyl chloride monomer prices increased across all geographic areas in response to escalating ethylene prices, caustic soda prices declined significantly compared with the first quarter of 2009. Sales for the Ethylene Oxide/Ethylene Glycol business were up 43 percent compared with the first quarter of 2009 as price increased 64 percent and volume declined 21 percent. Price increased due to higher ethylene and naphtha costs in Asia Pacific and the limited availability of ethylene oxide in North America due to planned and unplanned industry outages. Volume was down due to lower ethylene oxide catalyst sales compared with the first quarter of 2009 and the closure of the Company’s Wilton, England facility in January 2010.

EBITDA in the first quarter of 2010 was $120 million, up from a loss of $5 million in the first quarter of 2009. Compared with last year, EBITDA improved as increased sales, improved operating rates and higher equity earnings from The Kuwait Olefins Company K.S.C., MEGlobal and EQUATE more than offset the increase in feedstock and energy costs and increased freight costs.

HYDROCARBONS AND ENERGY
The Hydrocarbons and Energy business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, power and steam principally for use in Dow’s global operations. The business regularly sells its by-products and buys and sells its products to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. The Hydrocarbons and Energy segment also includes the results of Compañía Mega S.A. and a portion of the results of The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, joint ventures of the Company.

For the Hydrocarbons and Energy segment, there was no difference between actual and pro forma sales and EBITDA for the three-month period ended March 31, 2009.

Hydrocarbons and Energy	Three Months Ended
2010 Actual Versus 2009 Actual In millions	March 31, 2010	March 31, 2009
Sales	$1,290	$988
Price change from comparative period	53%	N/A
Volume change from comparative period	(22)%	N/A
Equity earnings	$24	$(2)
EBITDA	-	-
Certain items impacting EBITDA	-	-

Hydrocarbons and Energy sales were $1,290 million in the first quarter of 2010, up 31 percent from $988 million in the first quarter of 2009. The substantial increase in selling price was driven by significant increases in crude oil and feedstock prices. Compared with the first quarter of last year, volume declined due to the absence of refinery sales as a result of the sale of the Company’s ownership interest in Total Raffinaderij Nederland (“TRN”) in the third quarter of 2009. Excluding this divestiture, volume was up 14 percent.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at net cost. As a result, EBITDA for this operating segment was breakeven in the first quarters of 2010 and 2009.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities, while natural gas is used as a fuel. The Company’s cost of purchased feedstock and energy in the first quarter of 2010 increased $2.1 billion compared with the same quarter of last year, an increase of 62 percent.

CORPORATE
Included in the results for Corporate are:
•	results of insurance company operations,
•	results of Morton International, Inc. (through the October 1, 2009 divestiture of this business),
•	gains and losses on sales of financial assets,
•	stock-based compensation expense and severance costs,
•	changes in the allowance for doubtful receivables,
•	expenses related to New Ventures,
•	asbestos-related defense and resolution costs,
•	foreign exchange hedging results, and
•	certain overhead and other cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended
Actual Results In millions	March 31, 2010	March 31, 2009
Sales	$94	$53
EBITDA	$(432)	$(219)

Corporate	Three Months Ended
2010 Actual Versus 2009 Pro Forma In millions	March 31, 2010	March 31, 2009
Sales	$94	$443
Equity earnings	$(6)	$(1)
EBITDA	$(432)	$(178)
Certain items impacting EBITDA	$(26)	$(150)

Sales for Corporate were $94 million in the first quarter of 2010, down from the first quarter of 2009 due to the divestiture of Morton International, Inc. (“Morton”) in the fourth quarter of 2009.

EBITDA in the first quarter of 2010 was a loss of $432 million, compared with a loss of $178 million in the first quarter of 2009. EBITDA for first quarter of 2010 was reduced by increased stock-based compensation costs as well as integration costs of $26 million related to the April 1, 2009 acquisition of Rohm and Haas. Compared with the first quarter of last year, EBITDA was also lower due to the absence of earnings from Morton. EBITDA in the first quarter of 2009 was reduced by costs related to the acquisition of Rohm and Haas of $128 million, including Dow’s transaction costs of $48 million and $80 million of transaction and other acquisition costs incurred by Rohm and Haas prior to the acquisition. EBITDA in the first quarter of 2009 was also reduced by $20 million due to severance adjustments related to the 2008 restructuring plan and additional costs of $2 million related to the 2008 hurricanes.

See Note C to the Consolidated Financial Statements for information on all restructuring charges.

Sales Volume and Price by Operating Segment and Geographic Area Pro Forma Comparison
	Three Months Ended March 31, 2010
Percentage change from prior year	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	31%	(1)%	30%
Coatings and Infrastructure	11	5	16
Health and Agricultural Sciences	(4)	(2)	(6)
Performance Systems	27	3	30
Performance Products	25	14	39
Basic Plastics	5	44	49
Basic Chemicals	16	6	22
Hydrocarbons and Energy	(22)	53	31
Total	8%	16%	24%
Geographic areas
United States	2%	15%	17%
Europe, Middle East and Africa (1)	2	22	24
Rest of World	21	11	32
Total	8%	16%	24%

Sales Volume and Price by Operating Segment and Geographic Area Pro Forma Comparison, Excluding Acquisitions and Divestitures (2)
	Three Months Ended March 31, 2010
Percentage change from prior year	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	31%	(1)%	30%
Coatings and Infrastructure	16	5	21
Health and Agricultural Sciences	(6)	(2)	(8)
Performance Systems	27	3	30
Performance Products	27	14	41
Basic Plastics	5	44	49
Basic Chemicals	16	6	22
Hydrocarbons and Energy	14	77	91
Total	16%	17%	33%
Geographic areas
United States	12%	17%	29%
Europe, Middle East and Africa (1)	11	24	35
Rest of World	25	12	37
Total	16%	17%	33%
(1)
Sales to customers in the Middle East and Africa, previously reported with Rest of World, are now aligned with Europe, Middle East and Africa; prior period sales have been adjusted to reflect this realignment.

(2)
Excludes sales of the Salt business of Rohm and Haas Company divested on October 1, 2009, sales related to TRN divested on September 1, 2009 and sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010; as well as the sales of two recent Dow AgroSciences seed acquisitions.

OUTLOOK
The outlook for the remainder of 2010 has improved in recent months, as growth trends have emerged in end-markets that had been stagnant or contracting for much of 2009. The pace of economic recovery, however, continues to vary across the geographic areas. Emerging regions, such as Brazil, India and China, continue to lead in economic growth. In China, economic growth is expected to continue at a robust pace, as healthy domestic demand, in part driven by stimulus programs, is complemented by growing demand for exports. Going forward, China’s growth is expected to be tempered slightly by measures being taken to moderate economic expansion and deter asset bubbles. These measures are not expected to significantly change projections for above-trend growth.

Dow’s double-digit volume improvements in North America and Europe (excluding divestitures and recent seed acquisitions) are positive signs that demand growth is returning to developed economies, which until now have lagged the recovery of the world economy. Broad-based strength in many sectors of North America – such as electronics to automotive and furniture – suggests a sustainable upturn is emerging. In Europe, recovery continues to lag other major geographic areas as weak domestic demand and national fiscal concerns weigh on sentiment. Consequently, recovery in Europe is still anticipated to trail other regions and proceed only at a modest pace.

Some challenges remain in areas such as construction in developed economies, inflation concerns in high-growth emerging countries plus sovereign debt issues in Southern Europe. However, consumer and business spending has balanced out these challenges. Overall, the global economic environment is on a stronger footing and there are signs that this will continue for the foreseeable future.

Purchased feedstock and energy costs for the remainder of 2010 are expected to be higher than last year, as improving economic conditions and rising demand from emerging regions keep upward pressure on prices. Volatility in feedstock and energy costs is expected to continue throughout the year. Within the chemical industry, delayed startups of new ethylene capacity, the relatively low cost of natural gas in the United States, and a comparatively weak U.S. dollar have supported domestic production of ethylene derivatives for export. However, supply fundamentals across the ethylene chain are still expected to be negatively impacted by significant capacity additions in the year, which are projected to put downward pressure on the profitability of higher-cost production assets within the industry.

The Company’s outlook is one of a strengthening global economic environment with increasing signs of sustainable growth. Dow experienced the results of this growth in the first quarter through both volume growth and EBITDA margin(1) expansion driven by the Company’s new portfolio and the benefits of significant cost reduction efforts. Dow will continue to implement its strategy in the coming quarter. This means maintaining our operational and financial discipline, further strengthening our balance sheet and investing for growth. The Company’s actions to deliver a new portfolio with a lean cost structure and reinvigorated innovation engine, coupled with our strong presence in emerging geographies, leave Dow positioned to deliver continued earnings momentum.

(1)  EBITDA margin is defined as EBITDA as a percentage of sales.

CHANGES IN FINANCIAL CONDITION
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	March 31, 2010	March 31, 2009
Cash provided by (used in):
Operating activities	$(14)	$(77)
Investing activities	245	(176)
Financing activities	(146)	462
Effect of exchange rate changes on cash	(8)	(53)
Net change in cash and cash equivalents	$77	$156

In the first three months of 2010, cash used in operating activities decreased slightly compared with the same period last year primarily due to increased earnings, offset by an increase in accounts receivable and inventories.

Cash provided by investing activities in the first three months of 2010 increased compared with the same period last year primarily due to proceeds from interests in trade accounts receivable conduits (see Note K to the Consolidated Financial Statements) and proceeds from sales of property, businesses and consolidated companies.

In the first quarter of 2010, cash was used in financing activities primarily due to payments on notes payable related to the monetization of accounts receivable in Europe. In the first quarter of 2009, financing activities provided cash, including a $3 billion draw on the Five Year Competitive Advance and Revolving Credit Facility Agreement dated April 24, 2006, which was partially offset by a repayment of commercial paper and other debt costs and payments.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The Company has undertaken restructuring plans during the past two years as follows:

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

The restructuring activities related to the 2008 Plan, the 2009 Plan and the severance reserve assumed from Rohm and Haas are expected to result in additional cash expenditures of approximately $345 million over the next two years related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits and pension plan settlement costs, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	March 31, 2010	Dec. 31, 2009
Current assets	$21,311	$19,542
Current liabilities	14,905	13,105
Working capital	$6,406	$6,437
Current ratio	1.43:1	1.49:1
Days-sales-outstanding-in-receivables	45	45
Days-sales-in-inventory	65	64

Total Debt In millions	March 31, 2010	Dec. 31, 2009
Notes payable	$2,594	$2,139
Long-term debt due within one year	1,773	1,082
Long-term debt	18,835	19,152
Total debt	$23,202	$22,373
Debt as a percent of total capitalization	52.4%	51.4%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At March 31, 2010, the Company had $1.3 billion of commercial paper outstanding ($721 million at December 31, 2009).

In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available $3 billion Five Year Competitive Advance and Revolving Credit Facility Agreement dated April 24, 2006 (“Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in April 2011 and provides for interest at a LIBOR-plus rate or Base rate as defined in the Agreement. At March 31, 2010, the full $3 billion credit facility was available to the Company.

At March 31, 2010, the Company had Euro 5 billion (approximately $6.7 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $536 million) of securities available for issuance under a shelf registration filed with the Tokyo Stock Exchange on July 31, 2006, and renewed on July 31, 2008. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium term note program (InterNotes).

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the primary credit agreements exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the credit agreements was 0.503 to 1.00 at March 31, 2010. At March 31, 2010, management believes the Company was in compliance with all of its covenants and default provisions.

The Company’s credit rating is currently investment grade. The Company’s long-term credit ratings are BBB- with a stable outlook (Standard & Poor’s), Baa3 with a negative outlook (Moody’s) and BBB with a negative outlook (Fitch). The Company’s short-term credit ratings are A-3 (Standard & Poor’s), P-3 (Moody’s) and F3 (Fitch). If the Company’s credit ratings are downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company’s ability to access credit markets.

Capital Expenditures
Capital spending now includes capital spending for consolidated variable interest entities. The Company expects capital spending in 2010 to be approximately $2.0 billion.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2009 can be found in Notes N, O, P, Q and X to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in these obligations since December 31, 2009.

Off-Balance Sheet Arrangements
On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends the consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continuing involvement with VIEs. The Company evaluated the impact of this guidance and determined that the adoption resulted in the January 1, 2010 consolidation of two additional joint ventures, an owner trust and an entity that is used to monetize accounts receivable. The Company holds a variable interest in a joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate the entity. See Notes B and L to the Consolidated Financial Statements.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at March 31, 2010 of $674 million, down from $1,053 million at December 31, 2009. The decrease in maximum future payments from year-end 2009 was due to the consolidation of the Company’s variable interest in an owner trust in the first quarter of 2010, with the adoption of ASU 2009-17 (see Notes B and L). Additional information related to these guarantees can be found in the “Guarantees” section of Note J to the Consolidated Financial Statements.

Since 1997, the Company has routinely sold, without recourse, a participation in pools of qualifying trade accounts receivable. See Note K to the Consolidated Financial Statements for information regarding the impact of adopting ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets,” on January 1, 2010 and for additional information regarding the transfer of financial assets.

Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1 measurements. Assets and liabilities that are valued based on a bid or bid evaluation are classified as Level 2 measurements. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. For Company assets and pension or other post retirement benefit plan assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Note I to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. There were no other-than-temporary impairment write-downs in the first quarter of 2010.

Dividends
On February 10, 2010, the Board of Directors declared a quarterly dividend of $0.15 per common share, payable April 30, 2010, to stockholders of record on March 31, 2010. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the global recession.

On February 10, 2010, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on March 15, 2010, which was paid on April 1, 2010. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

OTHER MATTERS

Recent Accounting Guidance
See Note B to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2009 10-K. Since December 31, 2009, there have been no material changes in the Company’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2010	2009
Claims unresolved at January 1	75,030	75,706
Claims filed	2,029	2,295
Claims settled, dismissed or otherwise resolved	(2,220)	(3,199)
Claims unresolved at March 31	74,839	74,802
Claimants with claims against both UCC and Amchem	23,877	24,126
Individual claimants at March 31	50,962	50,676

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

Based on Union Carbide’s review of 2010 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2010. Union Carbide’s asbestos-related liability for pending and future claims was $827 million at March 31, 2010. Approximately 24 percent of the recorded liability related to pending claims and approximately 76 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate Costs
In millions	March 31, 2010	March 31, 2009	to Date as of March 31, 2010
Defense costs	$14	$11	$701
Resolution costs	$12	$24	$1,492

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the first quarter of 2010 and $11 million in the first quarter of 2009 and was reflected in “Cost of sales.”

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009. The Insurance Litigation is ongoing.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $84 million at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	March 31, 2010	Dec. 31, 2009
Receivables for defense costs – carriers with settlement agreements	$69	$91
Receivables for resolution costs – carriers with settlement agreements	322	357
Receivables for insurance recoveries – carriers without settlement agreements	84	84
Total	$475	$532

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The March 31, 2010, 2009 year-end and 2009 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR		2009
In millions	At March 31, 2010	Year-end	Average
Foreign exchange	$4	$1	$3
Interest rate	$153	$207	$205
Equities	$7	$7	$11
Commodities	$1	$3	$2
Composite	$156	$212	$207

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $212 million at December 31, 2009 to a composite of $156 million at March 31, 2010. The decrease related primarily to a decrease in the interest rate VAR from $207 million to $153 million, principally due to a decrease in interest rate volatility.

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

The Dow Chemical Company and Subsidiaries
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the first quarter of 2010. For a summary of the history and current status of this matter, see Note J to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
On October 19, 2009, the Company received an Administrative Complaint from the Texas Council of Environmental Quality (the “TCEQ”) related to two alleged air emission events and failure to monitor some equipment for fugitive air emissions at the Company’s Freeport, Texas site, seeking a civil penalty in the amount of $146,917. The tentative settlement with the TCEQ staff for $146,917 was approved by the TCEQ Commissioners on March 30, 2010. Half of the settlement was paid to the state of Texas and the other half of the settlement was paid to fund an approved supplemental environmental project.

Dow Benelux B.V. (“Dow Benelux”), a wholly owned subsidiary of the Company, received an administrative order (the “Order”) dated December 1, 2009 from the Dutch Emission Authority seeking an administrative fine in an amount of 150,000 Euro. The Order pertains to Dow Benelux’s failure to timely obtain a carbon dioxide emission permit related to operations at its Terneuzen, The Netherlands facility. On February 19, 2010, the Order was revised and the administrative fine was reduced to 100,000 Euro, which has been paid.

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas Company (“Rohm and Haas”), now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement which was preliminarily approved by the District Court on November 24, 2009. In addition to settling the litigation with respect to the Rohm and Haas retirees, the settlement agreement provides for the amendment of the complaint and amendment to the Rohm and Haas Plan to include active employees. Notices of the proposed settlement were provided to class members, and a hearing was held on March 12, 2010, to determine whether the settlement will be finally approved by the District Court. On April 12, 2010, the District Court issued a final order approving the settlement. An appeal of the final order by an objector to the settlement has been filed and any additional appeals of the final order must be filed within 30 days of the date of the order.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. At March 31, 2010, the Company had a liability of $183 million associated with this matter.

ITEM 1A.  RISK FACTORS.
There were no material changes in the Company’s risk factors in the first quarter of 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2010:

Issuer Purchases of Equity Securities Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program
January 2010	-	-	-	-
February 2010	292,629	$29.11	-	-
March 2010	8,785	$29.50	-	-
First quarter 2010	301,414	$29.12	-	-
(1)	Represents shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 73 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

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

THE DOW CHEMICAL COMPANY
Registrant

Date: May 4, 2010

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller

The Dow Chemical Company and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

10(a)
The Dow Chemical Company Executives’ Supplemental Retirement Plan, as amended, restated and effective as of April 14, 2010, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(a)(i)
An Amendment to The Dow Chemical Company Executives’ Supplemental Retirement Plan, effective as of April 14, 2010, incorporated by reference to Exhibit 10.4 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(p)
The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004), as amended, restated and effective as of April 14, 2010, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(p)(i)
An Amendment to The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004), effective as of April 14, 2010, incorporated by reference to Exhibit 10.5 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(dd)
The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005, as amended, restated and effective as of April 14, 2010, incorporated by reference to Exhibit 10.3 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(dd)(i)
An Amendment to The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005, effective as of April 14, 2010, incorporated by reference to Exhibit 10.6 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

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