Form 10-Q
period 2010-06-30
DOW CHEMICAL CO /DE/
filed 2010-08-04
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2010

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                        ☐ Yes    ☑ No

Class	Outstanding at June 30, 2010
Common Stock, par value $2.50 per share	1,159,855,566 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Sales	$13,618	$11,322	$27,035	$20,363
Cost of sales	11,580	9,764	23,121	17,902
Research and development expenses	407	381	814	673
Selling, general and administrative expenses	648	663	1,310	1,106
Amortization of intangibles	125	112	253	134
Restructuring charges	13	662	29	681
Acquisition and integration related expenses	37	52	63	100
Equity in earnings of nonconsolidated affiliates	244	122	548	187
Sundry income - net	95	23	178	20
Interest income	10	9	17	21
Interest expense and amortization of debt discount	367	525	743	679
Income (Loss) from Continuing Operations Before Income Taxes	790	(683)	1,445	(684)
Provision (Credit) for income taxes	131	(248)	234	(273)
Net Income (Loss) from Continuing Operations	659	(435)	1,211	(411)
Income from discontinued operations, net of income taxes	-	103	-	114
Net Income (Loss)	659	(332)	1,211	(297)
Net income attributable to noncontrolling interests	8	12	9	23
Net Income (Loss) Attributable to The Dow Chemical Company	651	(344)	1,202	(320)
Preferred stock dividends	85	142	170	142
Net Income (Loss) Available for The Dow Chemical Company Common Stockholders	$566	$(486)	$1,032	$(462)

Per Common Share Data:
Net income (loss) from continuing operations available for common stockholders	$0.50	$(0.57)	$0.92	$(0.59)
Discontinued operations attributable to common stockholders	-	0.10	-	0.12
Earnings (Loss) per common share - basic	$0.50	$(0.47)	$0.92	$(0.47)

Net income (loss) from continuing operations available for common stockholders	$0.50	$(0.57)	$0.91	$(0.59)
Discontinued operations attributable to common stockholders	-	0.10	-	0.12
Earnings (Loss) per common share - diluted	$0.50	$(0.47)	$0.91	$(0.47)

Common stock dividends declared per share of common stock	$0.15	$0.15	$0.30	$0.30
Weighted-average common shares outstanding - basic	1,125.4	1,026.1	1,121.4	975.8
Weighted-average common shares outstanding - diluted	1,141.6	1,035.5	1,138.3	983.8

Depreciation	$571	$624	$1,162	$1,079
Capital Expenditures	$397	$325	$691	$559

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets In millions (Unaudited)	June 30, 2010	Dec. 31, 2009

Assets

Current Assets
Cash and cash equivalents (variable interest entities restricted - 2010: $107)	$3,068	$2,846
Restricted cash (variable interest entities restricted - 2010: $205)	225	-
Marketable securities and interest-bearing deposits	6	-
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2010: $132; 2009: $160)	4,611	5,656
Other	4,569	3,539
Inventories	6,933	6,847
Deferred income tax assets - current	668	654

Total current assets	20,080	19,542

Investments
Investment in nonconsolidated affiliates	3,149	3,224
Other investments (investments carried at fair value - 2010: $2,124; 2009: $2,136)	2,578	2,561
Noncurrent receivables	346	210

Total investments	6,073	5,995

Property
Property	49,344	53,567
Accumulated depreciation	32,371	35,426

Net property (variable interest entities restricted - 2010: $933)	16,973	18,141

Other Assets
Goodwill	12,863	13,213
Other intangible assets (net of accumulated amortization - 2010: $1,478; 2009: $1,302)	5,608	5,966
Deferred income tax assets - noncurrent	1,822	2,039
Asbestos-related insurance receivables - noncurrent	274	330
Deferred charges and other assets	901	792

Total other assets	21,468	22,340

Total Assets	$64,594	$66,018

Liabilities and Equity

Current Liabilities
Notes payable	$1,863	$2,139
Long-term debt due within one year	1,472	1,082
Accounts payable:
Trade	4,211	4,153
Other	2,157	2,014
Income taxes payable	281	176
Deferred income tax liabilities - current	79	78
Dividends payable	256	254
Accrued and other current liabilities	3,028	3,209

Total current liabilities	13,347	13,105

Long-Term Debt	18,108	19,152

Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,262	1,367
Pension and other postretirement benefits - noncurrent	7,173	7,242
Asbestos-related liabilities - noncurrent	724	734
Other noncurrent obligations	2,813	3,294

Total other noncurrent liabilities	11,972	12,637

Stockholders’ Equity
Preferred stock, series A ($1.00 par, $1,000 liquidation preference, 4,000,000 shares)	4,000	4,000
Common stock	2,917	2,906
Additional paid-in capital	2,025	1,913
Retained earnings	17,140	16,704
Accumulated other comprehensive loss	(4,780)	(3,892)
Unearned ESOP shares	(493)	(519)
Treasury stock at cost	(319)	(557)

The Dow Chemical Company’s stockholders’ equity	20,490	20,555

Noncontrolling interests	677	569

Total equity	21,167	21,124

Total Liabilities and Equity	$64,594	$66,018

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	June 30, 2010	June 30, 2009

Operating Activities
Net Income (Loss)	$1,211	$(297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,491	1,271
Provision (Credit) for deferred income tax	51	(486)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(143)	430
Pension contributions	(133)	(127)
Net gain on sales of investments	(34)	(8)
Net loss (gain) on sales of property, businesses and consolidated companies	131	(182)
Other net loss	10	13
Restructuring charges	29	676
Excess tax benefits from share-based payment arrangements	(3)	-
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,336)	(949)
Proceeds from interests in trade accounts receivable conduits	867	-
Inventories	(598)	357
Accounts payable	395	(552)
Other assets and liabilities	(655)	(83)

Cash provided by operating activities	1,283	63

Investing Activities
Capital expenditures	(691)	(559)
Proceeds from sales of property, businesses and consolidated companies	1,651	265
Acquisitions of businesses	(5)	-
Purchases of previously leased assets	(45)	-
Investments in consolidated companies, net of cash acquired	(120)	(14,834)
Investments in nonconsolidated affiliates	(76)	(41)
Distributions from nonconsolidated affiliates	20	5
Purchase of unallocated Rohm and Haas ESOP shares	-	(552)
Purchases of investments	(593)	(230)
Change in restricted cash	211	-
Proceeds from sales and maturities of investments	585	317

Cash provided by (used in) investing activities	937	(15,629)

Financing Activities
Changes in short-term notes payable	(298)	(1,801)
Proceeds from notes payable	84	-
Payments on notes payable	(668)	-
Proceeds from revolving credit facility	-	3,000
Payments on revolving credit facility	-	(2,100)
Proceeds from Term Loan	-	9,226
Payments on Term Loan	-	(5,089)
Proceeds from issuance of long-term debt	325	5,160
Payments on long-term debt	(1,092)	(618)
Purchases of treasury stock	(13)	(5)
Proceeds from issuance of common stock	79	966
Proceeds from issuance of preferred stock	-	7,000
Proceeds from sales of common stock	69	553
Issuance costs for debt and equity securities	-	(368)
Excess tax benefits from share-based payment arrangements	3	-
Distributions to noncontrolling interests	(5)	(24)
Dividends paid to stockholders	(506)	(527)

Cash provided by (used in) financing activities	(2,022)	15,373

Effect of Exchange Rate Changes on Cash	(22)	41

Cash Assumed in Initial Consolidation of Variable Interest Entities	46	-

Summary
Increase (decrease) in cash and cash equivalents	222	(152)
Cash and cash equivalents at beginning of year	2,846	2,800

Cash and cash equivalents at end of period	$3,068	$2,648

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Equity

	Six Months Ended
In millions (Unaudited)	June 30, 2010	June 30, 2009
Preferred Stock
Balance at beginning of year	$4,000	-
Preferred stock issued	-	$7,000
Preferred stock repurchased	-	(2,500)
Preferred stock converted to common stock	-	(500)

Balance at end of period	4,000	4,000

Common Stock
Balance at beginning of year	2,906	$2,453
Common stock issued	11	453

Balance at end of period	2,917	2,906

Additional Paid-in Capital
Balance at beginning of year	1,913	872
Common stock issued	68	2,655
Sale of shares to ESOP	-	(1,529)
Stock-based compensation and allocation of ESOP shares	44	12

Balance at end of period	2,025	2,010

Retained Earnings
Balance at beginning of year	16,704	17,013
Net income (loss) available for The Dow Chemical Company common stockholders	1,032	(462)
Dividends declared on common stock (Per share: $0.30 in 2010, $0.30 in 2009)	(337)	(305)
Other	(11)	(4)
Impact of adoption of ASU 2009-17, net of tax	(248)	-

Balance at end of period	17,140	16,242

Accumulated Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Investments at beginning of year	79	(111)
Net change in unrealized gains (losses)	(19)	51

Balance at end of period	60	(60)

Cumulative Translation Adjustments at beginning of year	624	221
Translation adjustments	(1,022)	98

Balance at end of period	(398)	319

Pension and Other Postretirement Benefit Plans at beginning of year	(4,587)	(4,251)
Adjustments to pension and other postretirement benefit plans	149	39

Balance at end of period	(4,438)	(4,212)

Accumulated Derivative Gain (Loss) at beginning of year	(8)	(248)
Net hedging results	(3)	(68)
Reclassification to earnings	7	222

Balance at end of period	(4)	(94)

Total accumulated other comprehensive loss	(4,780)	(4,047)

Unearned ESOP Shares
Balance at beginning of year	(519)	-
Shares acquired	-	(553)
Shares allocated to ESOP participants	26	12

Balance at end of period	(493)	(541)

Treasury Stock
Balance at beginning of year	(557)	(2,438)
Purchases	(13)	(5)
Sale of shares to ESOP	-	1,529
Issuance to employees and employee plans	251	63

Balance at end of period	(319)	(851)

The Dow Chemical Company’s Stockholders’ Equity	20,490	19,719

Noncontrolling Interests
Balance at beginning of year	569	69
Net income attributable to noncontrolling interests	9	23
Distributions to noncontrolling interests	(5)	(24)
Acquisition of Rohm and Haas Company noncontrolling interests	-	432
Impact of adoption of ASU 2009-17	100	-
Other	4	4

Balance at end of period	677	504

Total Equity	$21,167	$20,223

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net Income (Loss)	$659	$(332)	$1,211	$(297)

Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on investments	(32)	75	(19)	51
Translation adjustments	(592)	482	(1,022)	98
Adjustments to pension and other postretirement benefit plans	107	34	149	39
Net gains (losses) on cash flow hedging derivative instruments	(5)	36	4	154

Total other comprehensive income (loss)	(522)	627	(888)	342

Comprehensive Income	137	295	323	45

Comprehensive income attributable to noncontrolling interests, net of tax	8	12	9	23

Comprehensive Income Attributable to The Dow Chemical Company	$129	$283	$314	$22

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
(Unaudited)	Notes to the Consolidated Financial Statements

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain changes to prior year balance sheet amounts have been made in accordance with the accounting guidance for business combinations to reflect adjustments made during the measurement period to provisional amounts recorded for assets acquired and liabilities assumed from Rohm and Haas Company (“Rohm and Haas”) on April 1, 2009.

NOTE B – RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

On January 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company evaluated the impact of adopting the guidance and the terms and conditions in place at January 1, 2010 and determined that certain sales of accounts receivable would be classified as secured borrowings. Under the Company’s sale of accounts receivable arrangements, $915 million was outstanding at January 1, 2010. The maximum amount of receivables available for participation in these programs was $1,939 million at January 1, 2010. See Note L for additional information about transfers of financial assets.

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The Company evaluated the impact of this guidance and determined that the adoption resulted in the consolidation of two additional joint ventures, an owner trust and an entity that is used to monetize accounts receivable. At January 1, 2010, $793 million in assets (net of tax, including the impact on “Investment in nonconsolidated affiliates”), $941 million in liabilities, $100 million in noncontrolling interests and a cumulative effect adjustment to retained earnings of $248 million were recorded as a result of the adoption of this guidance. See Note M for additional information about variable interest entities.

On January 1, 2010, the Company adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. See Note J for additional disclosures about fair value measurements.

Accounting Guidance Issued But Not Adopted as of June 30, 2010

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

NOTE C – RESTRUCTURING

2009 Restructuring

On June 30, 2009, the Company’s Board of Directors approved a restructuring plan related to the Company’s acquisition of Rohm and Haas as well as actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the elimination of approximately 2,500 positions primarily resulting from synergies to be achieved as a result of the acquisition of Rohm and Haas. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily by the end of 2011. As a result of the restructuring activities, the Company recorded pretax restructuring charges of $677 million in the second quarter of 2009, consisting of asset write-downs and write-offs of $454 million, costs associated with exit or disposal activities of $68 million and severance costs of $155 million. The impact of the charges was shown as “Restructuring charges” in the consolidated statements of operations.

The severance component of the 2009 restructuring charges of $155 million was for the separation of approximately 2,500 employees under the terms of the Company’s ongoing benefit arrangements, primarily over two years. At December 31, 2009, severance of $72 million had been paid and a currency adjusted liability of $84 million remained for approximately 1,221 employees. In the six-month period ended June 30, 2010, severance of $49 million was paid, leaving a currency adjusted liability of $33 million for approximately 485 employees at June 30, 2010.

In the first quarter of 2010, the Company recorded an additional $8 million charge to adjust the impairment of long-lived assets and other assets related to the divestiture of certain acrylic monomer and specialty latex assets completed in the first quarter of 2010, and an additional $8 million charge related to the shutdown of a small manufacturing facility under the 2009 restructuring plan. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of operations and was reflected in the following operating segments: Electronic and Specialty Materials ($8 million), Coatings and Infrastructure ($5 million) and Performance Products ($3 million).

In the second quarter of 2010, the Company recorded additional restructuring charges of $13 million, which included the write off of other assets of $5 million, additional costs associated with exit or disposal activities of $7 million and additional severance of $1 million related to the divestiture of certain acrylic monomer assets and the hollow sphere particle business that was included in the 2009 restructuring plan. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of operations and was reflected in Performance Products ($12 million) and Corporate ($1 million).

The following table summarizes the 2010 activities related to the Company’s 2009 restructuring reserve:

2010 Activities Related to 2009 Restructuring In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2009	-	$ 68	$ 84	$152
Adjustment to reserve	$ 21	7	1	29
Cash payments	-	-	(49)	(49)
Charges against reserve	(21)	(7)	-	(28)
Foreign currency impact	-	-	(3)	(3)
Reserve balance at June 30, 2010	-	$ 68	$ 33	$101

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

In the second quarter of 2010, the Company decreased the restructuring reserve $10 million due to the divestiture of the Powder Coatings business and to adjust the reserve to expected future severance payments. The impact of these adjustments is shown as “Cost of sales” in the consolidated statements of operations and was reflected in Corporate. In the six-month period ended June 30, 2010, severance of $18 million was paid, leaving a currency adjusted liability of $40 million for approximately 357 employees at June 30, 2010.

Restructuring Reserve Assumed from Rohm and Haas
In millions	Severance Costs
Reserve balance at December 31, 2009	$ 68
Adjustment to reserve	(10)
Cash payments	(18)
Reserve balance at June 30, 2010	$ 40

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

The severance component of the 2008 restructuring charges of $321 million was for the separation of approximately 3,000 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At December 31, 2009, severance of $289 million had been paid and a currency adjusted liability of $53 million remained for approximately 293 employees. In the six-month period ended June 30, 2010, severance of $25 million was paid, leaving a currency adjusted liability of $25 million for approximately 80 employees at June 30, 2010.

The following table summarizes 2010 activities related to the Company’s 2008 restructuring reserve:

2010 Activities Related to 2008 Restructuring
In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2009	$135	$ 53	$188
Cash payments	-	(25)	(25)
Foreign currency impact	(2)	(3)	(5)
Reserve balance at June 30, 2010	$133	$ 25	$158

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

The following table summarizes the fair values of the assets acquired and liabilities assumed from Rohm and Haas on April 1, 2009. During the measurement period, which ended on March 31, 2010, net adjustments of $145 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below. The balance sheet at December 31, 2009 has been retrospectively adjusted to reflect these adjustments as required by the accounting guidance for business combinations. No further adjustments have been made to the assets acquired and liabilities assumed since the end of the measurement period.

Assets Acquired and Liabilities Assumed on April 1, 2009		2009		2010
In millions	Initial Valuation	Adjustments to Fair Value	Dec. 31, 2009	Adjustments to Fair Value	March 31, 2010
Purchase Price	$15,681	-	$15,681	-	$15,681
Fair Value of Assets Acquired
Current assets	$ 2,710	-	$ 2,710	$(18)	$ 2,692
Property	3,930	$(138)	3,792	-	3,792
Other intangible assets (1)	4,475	830	5,305	-	5,305
Other assets	1,288	32	1,320	-	1,320
Net assets of the Salt business (2)	1,475	(167)	1,308	-	1,308
Total Assets Acquired	$13,878	$ 557	$14,435	$(18)	$14,417
Fair Value of Liabilities and Noncontrolling Interests Assumed
Current liabilities	$ 1,218	$ (11)	$ 1,207	$ (1)	$ 1,206
Long-term debt	2,528	13	2,541	-	2,541
Accrued and other liabilities and noncontrolling interests	702	-	702	-	702
Pension benefits	1,119	-	1,119	-	1,119
Deferred tax liabilities – noncurrent	2,482	311	2,793	82	2,875
Total Liabilities and Noncontrolling Interests Assumed	$ 8,049	$ 313	$ 8,362	$ 81	$ 8,443
Goodwill (1)	$ 9,852	$(244)	$ 9,608	$ 99	$ 9,707

(1) See Note H for additional information.

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

Rohm and Haas Acquisition and Integration Related Expenses

During the second quarter of 2010, integration expenses totaling $37 million ($63 million during the first six months of 2010) were recorded related to the April 1, 2009 acquisition of Rohm and Haas. During the second quarter of 2009, pretax charges totaling $52 million ($100 million during the first six months of 2009) were recorded for legal expenses and other transaction costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were shown in “Acquisition and integration related expenses” and reflected in Corporate. An additional $34 million of acquisition-related retention expenses were incurred during the second quarter of 2009 and recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” and reflected in Corporate.

NOTE E – DIVESTITURES

Divestiture of the Styron Business Unit

On March 2, 2010, the Company announced the entry into a definitive agreement to sell the Styron business unit (“Styron”) to an affiliate of Bain Capital Partners. The definitive agreement specified the assets and liabilities related to the businesses and products to be included in the sale. On June 17, 2010, the sale was completed for $1,561 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments, to be finalized in subsequent periods. The proceeds included a $75 million long-term note receivable. The Company elected to acquire a 7.5 percent equity interest in the resulting privately held, global materials company. Businesses and products sold included: Styrenics – polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene; Emulsion Polymers; Polycarbonate and Compounds and Blends; Synthetic Rubber; and certain products from Dow Automotive Systems. Also included in the sale were certain styrene monomer assets and the Company’s 50 percent ownership interest in Americas Styrenics LLC, a principal nonconsolidated affiliate. The transaction also resulted in several long-term supply, service and purchase agreements between Dow and Styron.

Styron’s results of operations were not classified as discontinued operations, as the Company will have continuing cash flows as a result of the supply, service and purchase agreements.

The following table presents the major classes of assets and liabilities divested on June 17, 2010 by operating segment:

Styron Assets and Liabilities Divested In millions	Perf Systems	Perf Products	Basic Plastics	Hydro- carbons and Energy	Corp.	Total
Inventories	$ 76	$ 96	$152	$144	-	$ 468
Other current assets	53	238	201	27	$ 201	720
Investment in nonconsolidated affiliate	-	-	158	-	-	158
Net property	140	137	126	8	-	411
Goodwill	94	17	30	-	-	141
Other noncurrent assets	-	-	-	-	96	96
Total assets divested	$363	$488	$667	$179	$ 297	$1,994
Current liabilities	-	-	-	-	$ 347	$ 347
Other noncurrent liabilities	-	-	-	-	92	92
Total liabilities divested	-	-	-	-	$ 439	$ 439
Components of accumulated other comprehensive income divested	-	-	-	-	$ 45	$45
Net value divested	$363	$488	$667	$179	$(187)	$1,510

The Company recognized a pretax gain of $51 million on the sale in the second quarter of 2010, included in “Sundry income – net” and reflected in the following operating segments: Performance Systems ($15 million), Performance Products ($26 million) and Basic Plastics ($10 million).

Divestiture of the Calcium Chloride Business

On June 30, 2009, the Company completed the sale of the Calcium Chloride business for net proceeds of $204 million and recognized a pretax gain of $162 million. The results of the Calcium Chloride business for the first six months of 2009, including the second quarter of 2009 gain on the sale, are reflected as “Income from discontinued operations, net of income taxes” in the consolidated statements of operations.

The following table presents the results of discontinued operations:

Discontinued Operations In millions	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net sales	$24	$70
Income before income taxes	$164	$182
Provision for income taxes	$61	$68
Income from discontinued operations, net of income taxes	$103	$114

Divestitures Required as a Condition to the Acquisition of Rohm and Haas

As a condition of the United States Federal Trade Commission’s (“FTC’s”) approval of the April 1, 2009 acquisition of Rohm and Haas, the Company was required to divest a portion of its acrylic monomer business, a portion of its specialty latex business and its hollow sphere particle business. The Company recognized an impairment charge of $205 million related to these assets in the second quarter of 2009 restructuring charge.

On July 31, 2009, the Company entered into a definitive agreement that included the sale of the portion of its acrylic monomer business and the portion of its specialty latex business. The sale was completed on January 25, 2010. Additional impairment charges of $8 million related to these assets were recognized in the first quarter of 2010. In the second quarter of 2010, additional severance costs of $1 million and the write off of other assets of $5 million were recognized (see Note C).

The Company completed the sale of its hollow sphere particle business in the second quarter of 2010 and recognized additional costs associated with disposal activities of $7 million, related to contract termination fees (see Note C).

NOTE F – RESTRICTED CASH

The Company’s restricted cash primarily relates to variable interest entities (“VIEs”) used to monetize accounts receivable. With the adoption of ASU 2009-17 on January 1, 2010, $436 million of restricted cash was consolidated related to a VIE used to monetize accounts receivable originated by several European subsidiaries. In June 2010, the Company terminated this arrangement and a new VIE was created, which is also used to monetize accounts receivable originated by several European subsidiaries. At June 30, 2010, the Company had $225 million of restricted cash primarily related to this new VIE (see Note M).

NOTE G – INVENTORIES

The following table provides a breakdown of inventories:

Inventories	June 30,	Dec. 31,
In millions	2010	2009
Finished goods	$4,001	$3,887
Work in process	1,549	1,593
Raw materials	745	671
Supplies	638	696
Total inventories	$6,933	$6,847

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $872 million at June 30, 2010 and $818 million at December 31, 2009.

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic	Coatings					Hydro-
In millions	and Specialty Materials	and Infra- structure	Health and Ag Sciences	Perf Systems	Perf Products	Basic Plastics	carbons and Energy	Total
Net goodwill at Dec. 31, 2009	$5,950	$4,079	$1,546	$962	$548	$65	$63	$13,213
Divestiture of Styron	-	-	-	(94)	(17)	(30)	-	(141)
Divestiture of the Powder Coatings business	-	(4)	-	-	-	-	-	(4)
Foreign currency impact	(83)	(92)	-	(19)	(11)	-	-	(205)
Net goodwill at June 30, 2010	$5,867	$3,983	$1,546	$849	$520	$35	$63	$12,863

The recording of the April 1, 2009 acquisition of Rohm and Haas (see Note D) resulted in goodwill of $9,707 million, which is not deductible for tax purposes. During the first quarter of 2010, goodwill related to the acquisition of Rohm and Haas increased $99 million for net adjustments made during the measurement period to the fair values of the assets acquired and liabilities assumed. In the table above, these retrospective adjustments are reflected in the net goodwill at December 31, 2009, in accordance with the accounting guidance for business combinations. The retrospective adjustments increased goodwill for the operating segments as follows: Electronic and Specialty Materials ($39 million), Coatings and Infrastructure ($51 million), Health and Agricultural Sciences ($2 million), Performance Systems ($3 million) and Performance Products ($4 million). Accumulated goodwill impairments were $250 million at June 30, 2010 and December 31, 2009.

As a result of the June 17, 2010 divestiture of Styron, $141 million of associated goodwill and $16 million of intangible assets were divested (see Note E). On June 1, 2010, the Company divested its Powder Coatings business, including $4 million of associated goodwill.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2010			At December 31, 2009
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,720	$ (379)	$1,341	$1,729	$ (320)	$1,409
Patents	119	(92)	27	140	(107)	33
Software	894	(458)	436	875	(439)	436
Trademarks	691	(136)	555	694	(110)	584
Customer related	3,478	(345)	3,133	3,613	(261)	3,352
Other	121	(68)	53	142	(65)	77
Total other intangible assets, finite lives	$7,023	$(1,478)	$5,545	$7,193	$(1,302)	$5,891
IPR&D (1), indefinite lives	63	-	63	75	-	75
Total other intangible assets	$7,086	$(1,478)	$5,608	$7,268	$(1,302)	$5,966

(1) In-process research and development (“IPR&D”) purchased in a business combination.

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Other intangible assets, excluding software	$125	$112	$253	$134
Software, included in “Cost of sales”	$22	$19	$43	$33

Total estimated amortization expense for 2010 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2010	$574
2011	$558
2012	$537
2013	$517
2014	$494
2015	$477

NOTE I – FINANCIAL INSTRUMENTS

Investments

The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results In millions	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Proceeds from sales of available-for-sale securities	$535	$210
Gross realized gains	$27	$4
Gross realized losses	$(50)	$(16)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at June 30, 2010
In millions	Amortized Cost	Fair Value
Within one year	$ 65	$ 67
One to five years	599	646
Six to ten years	568	618
After ten years	268	293
Total	$1,500	$1,624

At June 30, 2010, the Company had $600 million of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less. At December 31, 2009, the amount held was zero. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At June 30, 2010, the Company had investments in money market funds of $63 million classified as cash equivalents ($164 million at December 31, 2009).

The net unrealized gain recognized during the six-month period ended June 30, 2010 on trading securities held at June 30, 2010 was $16 million.

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Temporarily Impaired Securities at June 30, 2010
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
Corporate bonds	$ 45	$ (2)	$6	-	$ 51	$ (2)
Equity securities	344	(35)	2	$(2)	346	(37)
Total temporarily impaired securities	$389	$(37)	$8	$(2)	$397	$(39)

Temporarily Impaired Securities at December 31, 2009
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$217	$(4)	-	-	$217	$(4)
Corporate bonds	27	(1)	$13	$(1)	40	(2)
Total debt securities	$244	$(5)	$13	$(1)	$257	$(6)
Equity securities	40	(2)	7	(1)	47	(3)
Total temporarily impaired securities	$284	$(7)	$20	$(2)	$304	$(9)

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of a temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the six-month period ended June 30, 2010.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the six-month period ended June 30, 2010, other-than-temporary impairment write-downs on investments still held by the Company were $4 million.

The aggregate cost of the Company’s cost method investments totaled $176 million at June 30, 2010 and $129 million at December 31, 2009. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. In the six-month period ended June 30, 2010, the Company’s impairment analysis identified indicators that resulted in a reduction in the cost basis of these investments of $20 million.

The following table summarizes the fair value of financial instruments at June 30, 2010 and December 31, 2009:

Fair Value of Financial Instruments
	At June 30, 2010				At December 31, 2009
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$ 663	$ 51	-	$ 714	$ 676	$ 25	$(4)	$ 697
Corporate bonds	837	75	$ (2)	910	868	56	(2)	922
Total debt securities	$1,500	$126	$ (2)	$1,624	$1,544	$ 81	$(6)	$1,619
Equity securities	503	34	(37)	500	455	65	(3)	517
Total marketable securities	$2,003	$160	$(39)	$2,124	$1,999	$146	$(9)	$2,136
Long-term debt including debt due within one year (2)	$(19,580)	$105	$(2,135)	$(21,610)	$(20,234)	$126	$(1,794)	$(21,902)
Derivatives relating to:
Foreign currency	-	$59	$(24)	$35	-	$81	$(20)	$61
Commodities	-	$10	$(10)	-	-	$5	$(18)	$(13)

(1) Included in “Other investments” in the consolidated balance sheets.

(2) Cost includes fair value adjustments of $24 million at June 30, 2010 and $25 million at December 31, 2009.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. The Company does not anticipate losses from credit risk, and the net cash requirements arising from risk management activities are not expected to be material in 2010. No significant concentration of credit risk existed at June 30, 2010.

The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors and revises its strategies as market conditions dictate.

Interest Rate Risk Management

The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At June 30, 2010, the Company had open interest rate swaps with maturity dates no later than 2012.

Foreign Currency Risk Management

The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At June 30, 2010, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the third quarter of 2010.

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At June 30, 2010, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through 2011.

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

The net loss from previously terminated interest rate cash flow hedges included in AOCI was $2 million after tax at June 30, 2010 and December 31, 2009. The Company had open interest rate derivatives with a notional U.S. dollar equivalent of $29 million at June 30, 2010 ($30 million at December 31, 2009).

Current open foreign currency forward contracts hedge forecasted transactions until February 2011. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net gain from the foreign currency hedges included in AOCI at June 30, 2010 was $17 million after tax (net loss of $5 million after tax at December 31, 2009). At June 30, 2010, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $1,699 million ($645 million at December 31, 2009).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2011. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCI was $14 million at June 30, 2010 and zero at December 31, 2009. At June 30, 2010 and December 31, 2009, the Company had the following aggregate notionals of outstanding commodity forward contracts to hedge forecasted purchases:

Commodity	June 30, 2010	Dec. 31, 2009	Notional Volume Unit
Crude Oil	1.0	0.7	million barrels
Ethane	2.1	-	million barrels
Naphtha	40	50	kilotons
Natural Gas	0.4	2.0	million million British thermal units

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of operations. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at June 30, 2010 and December 31, 2009.

Net Foreign Investment Hedges

For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $132 million after tax at June 30, 2010 (net loss of $56 million after tax at December 31, 2009). At June 30, 2010, the Company had open forward contracts or outstanding options to buy, sell or exchange foreign currencies that were designated as net foreign investment hedges with third quarter 2010 expiration dates and a notional U.S. dollar equivalent of $61 million (zero at December 31, 2009). At June 30, 2010, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $1,241 million ($1,879 million at December 31, 2009).

Other Derivative Instruments

The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria in the accounting guidance for derivatives and hedging. At June 30, 2010 and December 31, 2009, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	June 30, 2010	Dec. 31, 2009	Notional Volume Unit
Ethane	3.7	0.9	million barrels
Ethylene	0.2	-	million pounds
Natural Gas	10.3	2.8	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency and interest rate exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies and a notional U.S. dollar equivalent of $14,790 million at June 30, 2010 ($15,312 million at December 31, 2009).

The following table provides the fair value and gross balance sheet classification of derivative instruments at June 30, 2010 and December 31, 2009:

Fair Value of Derivative Instruments		June 30,	Dec. 31,
In millions	Balance Sheet Classification	2010	2009
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$ 52	$ 4
Commodities	Accounts and notes receivable – Other	4	4
Total derivatives designated as hedges		$ 56	$ 8
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$ 65	$125
Commodities	Accounts and notes receivable – Other	18	28
Total derivatives not designated as hedges		$ 83	$153
Total asset derivatives		$139	$161
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$ 36	$ 3
Commodities	Accounts payable – Other	16	-
Total derivatives designated as hedges		$ 52	$ 3
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$ 46	$ 65
Commodities	Accounts payable – Other	18	42
Total derivatives not designated as hedges		$ 64	$107
Total liability derivatives		$116	$110

Effect of Derivative Instruments for the three months ended June 30, 2010 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$(1)	Interest expense (5)	-	$ (1)
Cash flow:
Commodities	(14)	Cost of sales	$(2)	-
Foreign currency	10	Cost of sales	3	-
Net foreign investment:
Foreign currency	(17)	n/a	-	-
Total derivatives designated as hedges	$(22)		$ 1	$ (1)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$14
Commodities	-	Cost of sales	-	(3)
Total derivatives not designated as hedges	-		-	$11
Total derivatives	$(22)		$ 1	$10

Effect of Derivative Instruments for the three months ended June 30, 2009 In millions	Change in Unrealized Loss in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain Recognized in Income (3,4)
Derivatives designated as hedges:
Cash flow:
Interest rates	-	Cost of sales	$ (3)	-
Commodities	$(1)	Cost of sales	(46)	-
Foreign currency	-	Cost of sales	6	-
Net foreign investment:
Foreign currency	(1)	n/a	-	-
Total derivatives designated as hedges	$(2)		$(43)	-
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$63
Total derivatives	$(2)		$(43)	$63
(1)	Accumulated other comprehensive income (loss) (“AOCI”).
(2)	Net unrealized gains/losses from hedges related to interest rates and commodities are included in “Accumulated Derivative Gain (Loss) – Net hedging results” in the consolidated statements of equity; net unrealized gains/losses from hedges related to foreign currency (net of tax) are included in “Cumulative Translation Adjustments – Translation adjustments” in the consolidated statements of equity.
(3)	Pretax amounts.
(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.
(5)	Interest expense and amortization of debt discount.
(6)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

Effect of Derivative Instruments for the six months ended June 30, 2010 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Loss Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$ (1)	Interest expense (5)		$ (1)
Cash flow:
Commodities	(18)	Cost of sales	$(4)	-
Foreign currency	20	Cost of sales	(3)	-
Net foreign investment:
Foreign currency	(20)	n/a	-	-
Total derivatives designated as hedges	$(19)		$(7)	$ (1)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$113
Commodities	-	Cost of sales	-	(4)
Total derivatives not designated as hedges	-		-	$109
Total derivatives	$(19)		$(7)	$108

Effect of Derivative Instruments for the six months ended June 30, 2009 In millions	Change in Unrealized Loss in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Loss Recognized in Income (3,4)
Derivatives designated as hedges:
Cash flow:
Interest rates	-	Cost of sales	$ (6)	-
Commodities	$(6)	Cost of sales	(233)	$ (1)
Foreign currency	(10)	Cost of sales	17	-
Net foreign investment:
Foreign currency	(4)	n/a	-	-
Total derivatives designated as hedges	$(20)		$(222)	$ (1)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$(31)
Commodities	-	Cost of sales	-	(1)
Total derivatives not designated as hedges	-		-	$(32)
Total derivatives	$(20)		$(222)	$(33)
(1)	Accumulated other comprehensive income (loss) (“AOCI”)
(2)	Net unrealized gains/losses from hedges related to interest rates and commodities are included in “Accumulated Derivative Gain (Loss) – Net hedging results” in the consolidated statements of equity; net unrealized gains/losses from hedges related to foreign currency (net of tax) are included in “Cumulative Translation Adjustments – Translation adjustments” in the consolidated statements of equity.
(3)	Pretax amounts.
(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.
(5)	Interest expense and amortization of debt discount.
(6)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $2 million loss for interest rate contracts, a $12 million loss for commodity contracts and a $17 million gain for foreign currency contracts.

NOTE J – FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2010 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Accounts and notes receivable – Other (2)	-	-	$1,206	-	$1,206
Equity securities (3)	$468	$ 32	-	-	500
Debt securities: (3)
U.S. Treasury obligations and direct obligations of U.S. government agencies	-	714	-	-	714
Corporate bonds	-	910	-	-	910
Derivatives relating to: (4)
Foreign currency	-	117	-	$(58)	59
Commodities	5	17	-	(12)	10
Total assets at fair value	$473	$1,790	$1,206	$(70)	$3,399
Liabilities at fair value:
Derivatives relating to: (4)
Foreign currency	-	$ 82	-	$(58)	$ 24
Commodities	$ 10	24	-	(24)	10
Total liabilities at fair value	$ 10	$ 106	-	$(82)	$ 34

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2009 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Equity securities (3)	$483	$ 34	-	$ 517
Debt securities (3)
U.S. Treasury obligations and direct obligations of U.S. government agencies	-	697	-	697
Corporate bonds	-	922	-	922
Derivatives relating to: (4)
Foreign currency	-	129	$(48)	81
Commodities	28	4	(27)	5
Total assets at fair value	$511	$1,786	$(75)	$2,222
Liabilities at fair value:
Derivatives relating to: (4)
Foreign currency	-	$ 68	$(48)	$ 20
Commodities	$ 24	18	(24)	18
Total liabilities at fair value	$ 24	$ 86	$(72)	$ 38
(1)	Cash collateral is classified as “Accounts and notes receivable – Other” in the consolidated balance sheets. Amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.
(2)	See Note L for additional information on transfers of financial assets.
(3)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.
(4)	See Note I for the classification of derivatives in the consolidated balance sheets.

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

For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected (1.44 percent for North America and zero for Europe at June 30, 2010). Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests. See Note L for further information on assets classified as Level 3 measurements.

The following table summarizes the changes in fair value measurements using Level 3 inputs for the three and six months ended June 30, 2010:

Fair Value Measurements Using Level 3 Inputs Interests Held in Trade Receivable Conduits (1) In millions	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Balance at beginning of period	$1,224	-
Gain included in earnings	9	$ 9
Purchases, sales and settlements – North America	(171)	1,053
Purchases, sales and settlements - Europe	144	144
Balance at June 30, 2010	$1,206	$1,206
(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets and liabilities. The Company posted cash collateral of $12 million at June 30, 2010, classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis at June 30, 2009 In millions	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Total Losses
Assets at fair value:
Long-lived assets	-	$26	$ 26	$(399)

As part of the restructuring plan that was approved on June 30, 2009, the Company will shut down a number of manufacturing facilities by the end of 2011. In the second quarter of 2009, long-lived assets with a carrying value of $425 million were written down to the fair value of $26 million, resulting in an impairment charge of $399 million, which was included in the second quarter of 2009 restructuring charge (see Note C). The long-lived assets were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates.

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

As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million, which was reduced to $200 million effective June 1, 2010. The Company’s share of the credit facility was originally $150 million, but was reduced to $100 million effective June 1, 2010, and is subject to the terms and conditions stated in the Joint Plan. At June 30, 2010, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2010, the Company had accrued obligations of $600 million for environmental remediation and restoration costs, including $72 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2009, the Company had accrued obligations of $619 million for environmental remediation and restoration costs, including $80 million for the remediation of Superfund sites.

Midland Off-Site Environmental Matters

On June 12, 2003, the Michigan Department of Natural Resources and Environment (“MDNRE,” formerly the Michigan Department of Environmental Quality or MDEQ) issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in the City of Midland soils; the Tittabawassee River and Saginaw River sediment and floodplain soils; and the Saginaw Bay; and, if necessary, undertake remedial action.

City of Midland

Matters related to the City of Midland remain under the primary oversight of the State of Michigan (the “State”) under the License, and the Company and the State are in ongoing discussions regarding the implementation of the requirements of the License.

Tittabawassee and Saginaw Rivers, Saginaw Bay

The Company, the U.S. Environmental Protection Agency (“EPA”) and the State entered into an administrative order on consent (“AOC”), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act (“RCRA”) program from 2005 through 2009. The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order.

Alternative Dispute Resolution Process

The Company; the EPA; the U.S. Department of Justice; and the natural resource damage trustees (the Michigan Office of the Attorney General; the MDNRE; the U.S. Fish and Wildlife Service; the U.S. Bureau of Indian Affairs and the Saginaw-Chippewa tribe), have been engaged in negotiations to seek to resolve potential governmental claims against the Company related to historical off-site contamination associated with the City of Midland, the Tittabawassee and Saginaw Rivers and the Saginaw Bay. The Company and the governmental parties started meeting in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. The Company continues to conduct negotiations under the Federal Alternative Dispute Resolution Act with all of the governmental parties, except the EPA which withdrew from the alternative dispute resolution process on September 12, 2007.

On September 28, 2007, the Company and the natural resource damage trustees entered into a Funding and Participation Agreement that addressed the Company’s payment of past costs incurred by the natural resource damage trustees, payment of the costs of a trustee coordinator and a process to review additional cooperative studies that the Company might agree to fund or conduct with the natural resource damage trustees. On March 18, 2008, the Company and the natural resource damage trustees entered into a Memorandum of Understanding to provide a mechanism for the Company to fund cooperative studies related to the assessment of natural resource damages. On April 7, 2008, the natural resource damage trustees released their “Natural Resource Damage Assessment Plan for the Tittabawassee River System Assessment Area.”

At June 30, 2010, the accrual for these off-site matters was $26 million (included in the total accrued obligation of $600 million at June 30, 2010). At December 31, 2009, the Company had an accrual for these off-site matters of $25 million (included in the total accrued obligation of $619 million).

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

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its then most recent study completed in December 2006. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

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

Based on Union Carbide’s review of 2010 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2010. Union Carbide’s asbestos-related liability for pending and future claims was $814 million at June 30, 2010. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $84 million at June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	June 30, 2010	Dec. 31, 2009
Receivables for defense costs – carriers with settlement agreements	$ 13	$ 91
Receivables for resolution costs – carriers with settlement agreements	273	357
Receivables for insurance recoveries – carriers without settlement agreements	84	84
Total	$370	$532

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $22 million in the second quarter of 2010 ($9 million in the second quarter of 2009) and $36 million in the first six months of 2010 ($20 million in the first six months of 2009), and was reflected in “Cost of sales.”

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

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million at that time) on the Dow Entities; several other companies were also named and fined. As a result, the Company recognized a loss contingency of $85 million related to the fine in the fourth quarter of 2006. The Company has appealed the EC’s decision. On October 13, 2009, the Court of First Instance held a hearing on the appeal of all parties. Subsequent to the imposition of the fine, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions. The U.S. matter was settled in March 2010 through a confidential settlement agreement which had an immaterial impact on the Company's consolidated financial statements.

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $60 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless of the outcome of the appeals, will not have a material adverse impact on the Company’s consolidated financial statements.

Rohm and Haas Pension Plan Matters

In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas, now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement which was preliminarily approved by the District Court on November 24, 2009. In addition to settling the litigation with respect to the Rohm and Haas retirees, the settlement agreement provides for the amendment of the complaint and amendment to the Rohm and Haas Plan to include active employees. Notices of the proposed settlement were provided to class members, and a hearing was held on March 12, 2010, to determine whether the settlement will be finally approved by the District Court. On April 12, 2010, the District Court issued a final order approving the settlement. An appeal of the final order by objectors to the settlement has been filed.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. At June 30, 2010 and December 31, 2009, the Company had a liability of $183 million associated with this matter.

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

In addition, in the second quarter of 2010, the Company entered into two new five-year contracts for the purchase of ethylene-related products beginning in 2010. At June 30, 2010, the fixed and determinable portion of the take-or-pay commitment associated with these new contracts was $140 million in 2010, $240 million in 2011, $256 million in 2012, $273 million in 2013 and $293 million in 2014.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2010 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2020	$195	$31
Residual value guarantees (1)	2017	334	5
Total guarantees		$529	$36
(1)	Does not include residual value guarantees of the Company’s variable interest in an owner trust which was consolidated in the first quarter of 2010, with the adoption of ASU 2009-17 (see Notes B and M).

Guarantees at December 31, 2009 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2020	$ 358	$52
Residual value guarantees	2014	695	5
Total guarantees		$1,053	$57

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $98 million at June 30, 2010 and $101 million at December 31, 2009. The discount rate used to calculate the Company’s asset retirement obligation was 2.45 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE L – TRANSFERS OF FINANCIAL ASSETS

On January 1, 2010, the Company adopted ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company evaluated the impact of adopting the guidance and the terms and conditions in place at January 1, 2010 and determined that certain sales of accounts receivables would be classified as secured borrowings. Under the Company’s sale of accounts receivables arrangements, $915 million was outstanding at January 1, 2010. The maximum amount of receivables available for participation in these programs was $1,939 million at January 1, 2010.

In January 2010, the Company terminated the North American arrangement and replaced it with a new arrangement that qualified for treatment as a sale under ASU 2009-16. The arrangement related to $294 million of the $915 million outstanding at January 1, 2010 and $1,100 million of the $1,939 million maximum participation.

In June 2010, the Company terminated the European arrangement and replaced it with a new arrangement that qualified for treatment as a sale under ASU 2009-16. The arrangement related to $584 million of the $915 million outstanding at January 1, 2010 and $721 million of the $1,939 million maximum participation.

Sale of Trade Accounts Receivable in North America

In January 2010, the Company terminated its previous facilities used in North America for the transfers of trade accounts receivable by entering into an agreement to repurchase the outstanding receivables for $264 million and replacing it with a new arrangement. During the six-month period ended June 30, 2010, under the new arrangement, the Company sold the trade accounts receivable of select North America entities on a revolving basis to certain multi-seller commercial paper conduit entities. The Company maintains servicing responsibilities and the related costs are insignificant. The proceeds received are comprised of cash and interests in specified assets (the receivables sold by the Company) of the conduits that entitle the Company to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of the Company in the event of nonpayment by the debtors.

During the three-month period ended June 30, 2010, the Company recognized a loss of $5 million on the sale of these receivables ($9 million for the six-month period ended June 30, 2010), which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of operations. The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was 1.44 percent, in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. At June 30, 2010, the carrying value of the interests held was $1,062 million, which is the Company’s maximum exposure to loss related to the receivables sold.

The sensitivity of the fair value of the interests held to hypothetical adverse changes in the key valuation assumption are as follows (amounts shown are the corresponding hypothetical decreases in the carrying value of the interests):

Impact to Carrying Value (in millions)
10% adverse change	$2
20% adverse change	$4

Following is an analysis of certain cash flows between the Company and the North American conduits:

Cash Proceeds (in millions)	Six Months Ended June 30, 2010
Sale of receivables	$264
Collections reinvested in revolving receivables	$7,718
Interests in conduits (1)	$867
(1)	Presented in operating activities in the consolidated statements of cash flows.

Delinquencies on the sold receivables that were still outstanding at June 30, 2010 were $135 million. Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheets at June 30, 2010 were $1,882 million. Credit losses, net of any recoveries, on receivables sold during the six-month period ended June 30, 2010 were $1 million.

Sale of Trade Accounts Receivable in Europe

In June 2010, the Company terminated its previous facility used in Europe for the transfers of trade accounts receivable by entering into an agreement to repurchase the outstanding receivables for $11 million and replacing it with a new arrangement. During June 2010, under the new arrangement, the Company sold qualifying trade accounts receivable of select European entities on a revolving basis to certain multi-seller commercial paper conduit entities. The Company maintains servicing responsibilities and the related costs are insignificant. The proceeds received are comprised of cash and interests in specified assets (the receivables sold by the Company) of the conduits that entitle the Company to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of the Company in the event of nonpayment by the debtors.

During June 2010, the Company recognized a loss of less than $1 million on the sale of these receivables, which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of operations. The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was zero, in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. At June 30, 2010, the carrying value of the interests held was $144 million, which is the Company’s maximum exposure to loss related to the receivables sold.

Following is an analysis of certain cash flows between the Company and the European conduits:

Cash Proceeds (in millions)	Six Months Ended June 30, 2010
Sale of receivables	$512
Collections reinvested in revolving receivables	$167

Delinquencies on the sold receivables still outstanding at June 30, 2010 were $12 million. Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheet at June 30, 2010 were $375 million. There were no credit losses on receivables sold during June 2010.

Sale of Trade Accounts Receivable in Asia Pacific

During the six-month period ended June 30, 2010, the Company sold a participating interest in trade accounts receivable of select Asia Pacific entities for which the Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.

During the three- and six-month periods ended June 30, 2010, the Company recognized a loss of less than $1 million on the sale of the participating interests in the receivables. The Company receives cash upon the sale of the participating interests in the receivables.

Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds (in millions)	Six Months Ended June 30, 2010
Sale of participating interests	$102
Collections reinvested in revolving receivables	$96

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable (in millions)	June 30, 2010
Derecognized from the consolidated balance sheet	$27
Outstanding in the consolidated balance sheet	224
Total accounts receivable in select Asia Pacific entities	$251

Credit losses, net of any recoveries, on receivables relating to the participating interests sold during the six-month period ended June 30, 2010 and delinquencies on the outstanding receivables at June 30, 2010 related to the participating interests sold were zero.

NOTE M – VARIABLE INTEREST ENTITIES

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

Assets and Liabilities of Newly Consolidated VIEs Included in the Consolidated Balance Sheet In millions	Jan. 1, 2010
Current assets	$ 37
Property	209
Other noncurrent assets	3
Total assets	$249
Current liabilities	$ 76
Long-term debt	346
Total liabilities	$422

The carrying amounts of assets and liabilities pertaining to the entity used to monetize accounts receivables, included in the Company’s consolidated balance sheet at January 1, 2010, were current assets of $817 million (including $436 million of restricted cash) and current liabilities of $589 million.

Consolidated Variable Interest Entities

The Company holds a variable interest in four joint ventures for which the Company is the primary beneficiary. Three of the joint ventures are development stage enterprises, which will produce propylene oxide and hydrogen peroxide and provide terminal services in Thailand. The Company’s variable interest in these joint ventures relates to cost-plus arrangements between the joint venture and the Company, involving the majority of the output on take-or-pay terms and ensuring a guaranteed return to the joint ventures. At June 30, 2010, the Company provided guarantees with a maximum exposure of $736 million on the construction-related debt of these joint ventures.

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

The Company holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in 2014, the Company may purchase the facility for an amount based on a fair market value determination. At June 30, 2010, the Company had provided to the owner trust a residual value guarantee of $363 million, which represents the Company’s maximum exposure to loss under the lease.

As the primary beneficiary of these VIEs, the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of operations and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2010 and December 31, 2009:

Assets and Liabilities of Consolidated VIEs In millions	June 30, 2010	Dec. 31, 2009
Current assets (restricted 2010: $174)	$ 174	$102
Property (restricted 2010: $933)	933	455
Other noncurrent assets (restricted 2010: $115)	115	81
Total assets	$1,222	$638
Current liabilities (nonrecourse 2010: $142)	$ 557	$183
Long-term debt (nonrecourse 2010: $129)	476	125
Other noncurrent liabilities (nonrecourse 2010: $60)	60	43
Total liabilities	$1,093	$351

The Company holds a variable interest in an entity created in June 2010, used to monetize accounts receivable originated by several European subsidiaries. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities pertaining to this entity, included in the Company’s consolidated balance sheet at June 30, 2010, were current assets of $350 million ($205 million restricted) and current liabilities of $208 million ($208 million nonrecourse). Prior to the creation of this entity, the Company held a variable interest in another entity that was also used to monetize accounts receivable originated by several European subsidiaries. That arrangement was terminated in June 2010. No gain or loss was recognized as a result of terminating the arrangement.

Amounts presented in the consolidated balance sheet and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2010 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.

Nonconsolidated Variable Interest Entity

The Company holds a variable interest in a joint venture accounted for under the equity method of accounting, acquired through the acquisition of Rohm and Haas on April 1, 2009. The joint venture manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner, and therefore the entity is not consolidated. At June 30, 2010, the Company’s investment in the joint venture was $123 million, classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE N – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Defined Benefit Pension Plans:
Service cost	$ 77	$ 70	$ 156	$ 128
Interest cost	273	280	549	518
Expected return on plan assets	(302)	(321)	(606)	(609)
Amortization of prior service cost	7	8	14	16
Amortization of net loss	67	26	134	52
Curtailment cost	8	-	8	-
Net periodic benefit cost	$ 130	$ 63	$ 255	$ 105

Other Postretirement Benefits:
Service cost	$ 4	$ 5	$ 8	$ 9
Interest cost	28	36	56	65
Expected return on plan assets	(3)	(4)	(6)	(8)
Amortization of prior service credit	-	(1)	-	(2)
Curtailment cost	3		3
Net periodic benefit cost	$ 32	$ 36	$ 61	$ 64

As a result of the divestiture of the Styron business unit on June 17, 2010, the Company recognized a curtailment loss of $11 million and improved the funded status (plan assets less benefit obligations) by $99 million due to settlements, remeasurements and curtailments (see Note E).

NOTE O – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plan (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan. Most of the Company’s stock-based compensation awards are granted in the first quarter of each year. Details for awards granted in the first quarter of 2010 are included in the following paragraphs. There was minimal grant activity in the second quarter of 2010.

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

Total unrecognized compensation cost at June 30, 2010, including unrecognized cost related to the first quarter of 2010 activity, is provided in the following table:

Total Unrecognized Compensation Cost at June 30, 2010
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period
ESPP purchase rights	$37	4.5 months
Unvested stock options	$63	0.72 year
Deferred stock awards	$137	0.90 year
Performance deferred stock awards	$50	0.67 year

NOTE P – INCOME TAXES

At June 30, 2010, the total amount of unrecognized tax benefits was $313 million ($650 million at December 31, 2009), of which $291 million ($610 million at December 31, 2009) would impact the effective tax rate, if recognized. The reduction in 2010 was primarily due to settlements of uncertain tax positions with tax authorities.

The Company is currently under examination in a number of tax jurisdictions. It is reasonably possible that these examinations may be resolved within the next twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Company at June 30, 2010 will be reduced by approximately $51 million. The amount of settlement remains uncertain and it is reasonably possible that before settlement, the amount of gross unrecognized tax benefits may increase or decrease by approximately $30 million. The impact on the Company’s results of operations is not expected to be material.

NOTE Q – EARNINGS PER SHARE CALCULATIONS

Net Income	Three Months Ended		Six Months Ended
In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income (Loss) from continuing operations	$659	$(435)	$1,211	$(411)
Income from discontinued operations, net of income taxes	-	103	-	114
Net income attributable to noncontrolling interests	(8)	(12)	(9)	(23)
Net income (loss) attributable to The Dow Chemical Company	$651	$(344)	$1,202	$(320)
Preferred stock dividends	(85)	(142)	(170)	(142)
Net income (loss) available for common stockholders	$566	$(486)	$1,032	$(462)

Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
Dollars per share	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income (Loss) from continuing operations	$0.59	$(0.42)	$1.08	$(0.42)
Income from discontinued operations, net of income taxes	-	0.10	-	0.12
Net income attributable to noncontrolling interests	(0.01)	(0.01)	(0.01)	(0.02)
Net income (loss) attributable to The Dow Chemical Company	$0.58	$(0.33)	$1.07	$(0.32)
Preferred stock dividends	(0.08)	(0.14)	(0.15)	(0.15)
Net income (loss) available for common stockholders	$0.50	$(0.47)	$0.92	$(0.47)

Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
Dollars per share	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income (Loss) from continuing operations	$0.58	$(0.42)	$1.07	$(0.42)
Income from discontinued operations, net of income taxes	-	0.1	-	0.12
Net income attributable to noncontrolling interests	(0.01)	(0.01)	(0.01)	(0.02)
Net income (loss) attributable to The Dow Chemical Company	$0.57	$(0.33)	$1.06	$(0.32)
Preferred stock dividends (1)	(0.07)	(0.14)	(0.15)	(0.15)
Net income (loss) available for common stockholders	$0.50	$(0.47)	$0.91	$(0.47)

Shares in millions
Weighted-average common shares - basic	1,125.4	1,026.1	1,121.4	975.8
Plus dilutive effect of stock options and awards	16.2	9.4	16.9	8.0
Weighted-average common shares - diluted	1,141.6	1,035.5	1,138.3	983.8
Stock options and deferred stock awards excluded from EPS calculations (2)	49.1	62.2	47.3	64.0
Conversion of preferred stock excluded from EPS calculations (3)	96.8	120.3	96.8	60.2
(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been anti-dilutive.
(2)	These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.
(3)	Conversion of the Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company’s common stock was excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

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

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included Synthetic Rubber and certain products from Dow Automotive Systems, which were reported in the Performance Systems segment through the date of the divestiture (see Note E).

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

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included Emulsion Polymers (styrene-butadiene latex), which was reported in the Performance Products segment through the date of the divestiture (see Note E).

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

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included Styrenics (polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene), Polycarbonate and Compounds and Blends, as well as the Company’s 50 percent ownership interest in Americas Styrenics LLC, a principal nonconsolidated affiliate; all of which were reported in the Basic Plastics segment through the date of the divestiture (see Note E).

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

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included certain styrene monomer assets, which were reported in the Hydrocarbons and Energy segment through the date of the divestiture (see Note E).

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Health and Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2010 and 2009 were immaterial and eliminated in consolidation.

Total assets divested with the sale of Styron on June 17, 2010 are presented by operating segment in Note E.

Geographic Areas	Three Months Ended		Six Months Ended
In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales by geographic area
United States	$ 4,484	$ 3,649	$ 8,845	$ 6,567
Europe, Middle East and Africa (1)	4,721	3,885	9,468	7,334
Rest of World	4,413	3,788	8,722	6,462
Total	$13,618	$11,322	$27,035	$20,363
(1)	Sales to customers in the Middle East and Africa, previously reported with Rest of World, are now aligned with Europe, Middle East and Africa; prior period sales have been adjusted to reflect this realignment.

Operating Segments	Three Months Ended		Six Months Ended
In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales by operating segment
Electronic and Specialty Materials	$ 1,387	$ 1,164	$ 2,652	$ 1,640
Coatings and Infrastructure	1,347	1,242	2,547	1,648
Health and Agricultural Sciences	1,276	1,204	2,645	2,650
Performance Systems	1,790	1,458	3,449	2,629
Performance Products	2,753	2,085	5,557	3,972
Basic Plastics	2,993	2,371	6,015	4,400
Basic Chemicals	732	586	1,446	1,171
Hydrocarbons and Energy	1,266	910	2,556	1,898
Corporate	74	302	168	355
Total	$13,618	$11,322	$27,035	$20,363
EBITDA(1) by operating segment
Electronic and Specialty Materials	$ 453	$ 158	$ 834	$ 237
Coatings and Infrastructure	207	25	323	46
Health and Agricultural Sciences	196	140	580	499
Performance Systems	223	212	427	314
Performance Products	328	212	618	402
Basic Plastics	696	405	1,414	527
Basic Chemicals	100	(107)	220	(112)
Hydrocarbons and Energy	(1)	(65)	(1)	(65)
Corporate	(321)	(384)	(753)	(603)
Total	$1,881	$ 596	$3,662	$1,245
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Specialty Materials	$112	$ 58	$225	$ 63
Coatings and Infrastructure	1	1	2	2
Health and Agricultural Sciences	(1)	-	1	1
Performance Systems	2	6	2	3
Performance Products	2	7	9	8
Basic Plastics	59	35	124	58
Basic Chemicals	54	9	152	49
Hydrocarbons and Energy	20	6	44	4
Corporate	(5)	-	(11)	(1)
Total	$244	$122	$548	$187
(1)	The Company uses EBITDA (which Dow defines as earnings (loss) before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of EBITDA to “Income (Loss) from Continuing Operations Before Income Taxes” is provided below.

Reconciliation of EBITDA to “Income (Loss) from	Three Months Ended		Six Months Ended
Continuing Operations Before Income Taxes” In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
EBITDA	$1,881	$ 596	$3,662	$1,245
- Depreciation and amortization	734	763	1,491	1,271
+ Interest income	10	9	17	21
- Interest expense and amortization of debt discount	367	525	743	679
Income (Loss) from Continuing Operations Before Income Taxes	$ 790	$(683)	$1,445	$(684)

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

OVERVIEW

•

The Company reported net sales in the second quarter of 2010 of $13.6 billion, up 20 percent from $11.3 billion in the second quarter of 2009. Price was up 18 percent, with significant increases across all geographic areas, largely driven by to higher feedstock and raw material costs. Volume was up 2 percent, driven by the Performance segments. Excluding prior period divestitures and seed acquisitions,(1) volume was up 7 percent, reflecting continued global economic recovery.

•	Purchased feedstock and energy costs, which account for more than one third of Dow’s total costs, increased 45 percent or $1.6 billion compared with the second quarter of 2009.

•

Research and development expenses were up 7 percent from the second quarter of last year as Dow continued to invest in its Performance businesses. Selling, general and administrative expenses declined 2 percent due to the Company’s cost cutting initiatives and acquisition-related synergies.

•	Equity earnings were $244 million in the second quarter of 2010, double the $122 million earned in the second quarter of 2009.

•

On June 17, 2010, the Company completed the sale of the Styron business unit (“Styron”) to an affiliate of Bain Capital Partners for $1.6 billion. Net proceeds were used to reduce debt. At June 30, 2010, total debt had been reduced $1.8 billion from March 31, 2010. See Note E to the Consolidated Financial Statements for additional information on this divestiture.

(1)	Excludes sales of the Salt business of Rohm and Haas Company divested on October 1, 2009, sales related to TRN divested on September 1, 2009, and sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010; as well as the sales of two recent Dow AgroSciences seed acquisitions.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net sales	$13,618	$11,322	$27,035	$20,363

Cost of sales	$11,580	$9,764	$23,121	$17,902
Percent of net sales	85.0%	86.2%	85.5%	87.9%

Research and development expenses	$407	$381	$814	$673
Percent of net sales	3.0%	3.4%	3.0%	3.3%

Selling, general and administrative expenses	$648	$663	$1,310	$1,106
Percent of net sales	4.8%	5.9%	4.8%	5.4%

Effective tax rate	16.6%	36.3%	16.2%	39.9%

Net income (loss) available for common stockholders	$566	$(486)	$1,032	$(462)

Earnings (loss) per common share – basic	$0.50	$(0.47)	$0.92	$(0.47)
Earnings (loss) per common share – diluted	$0.50	$(0.47)	$0.91	$(0.47)

Operating rate percentage	80%	75%	82%	71%

RESULTS OF OPERATIONS

Results of Rohm and Haas Company (“Rohm and Haas”) are included in the Company’s consolidated results from the April 1, 2009 acquisition date forward. In order to provide the most meaningful comparison of results of operations, some of the comparisons presented are to pro forma(2) amounts. The unaudited pro forma historical information reflects the combination of Dow and Rohm and Haas assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008.

Net sales for the second quarter of 2010 were $13.6 billion, up 20 percent from $11.3 billion reported in the second quarter of last year, with double-digit increases in all operating segments (except Coatings and Infrastructure, up 8 percent, and Health and Agricultural Sciences, up 6 percent) and all geographic areas. Compared with the same quarter of 2009, price increased 18 percent, with double-digit price increases in all segments, except Electronic and Specialty Materials (down 1 percent) and Health and Agricultural Sciences (down 5 percent), and in all geographic areas. Price increases were most pronounced in the Basic segments, with Hydrocarbons and Energy up 48 percent, Basic Plastics up 33 percent and Basic Chemicals up 22 percent, driven by a $1.6 billion increase in purchased feedstock and energy costs versus the second quarter of 2009. Volume increased 2 percent compared with the second quarter of 2009, with volume improvement most pronounced in the combined Performance segments (Electronic and Specialty Materials, Coatings and Infrastructure, Health and Agricultural Sciences, Performance Systems and Performance Products), up 10 percent, and an overall volume decline in the combined Basic segments (Basic Plastics, Basic Chemicals and Hydrocarbons and Energy), down 6 percent. Excluding prior period divestitures and seed acquisitions, volume was up 7 percent, reflecting improvement in global economic conditions.

(2)	The unaudited pro forma historical segment information is based on the historical consolidated financial statements and accompanying notes of both Dow and Rohm and Haas and has been prepared to illustrate the effects of the Company’s acquisition of Rohm and Haas, assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008, and the treatment of Dow’s Calcium Chloride business as discontinued operations due to the sale of the business on June 30, 2009.

Reported net sales for the first six months of 2010 were $27.0 billion, up 33 percent from $20.4 billion in the same period last year. Compared with the first half of 2009 on a pro forma basis, net sales for the first six months of 2010 were up 22 percent from $22.1 billion in the same period last year, with double-digit sales increases in all operating segments, except Health and Agricultural Sciences (down 1 percent), and in all geographic areas. Compared with the first half of 2009 on a pro forma basis, prices were up 18 percent and volume increased 4 percent. Double-digit price increases were reported in Performance Products and the Basic segments, and in all geographic areas. Price increases were most pronounced in the Basic segments with a combined 38 percent increase, driven by a $3.7 billion increase in purchased feedstock and energy costs versus year-to-date 2009. Volume increased 4 percent compared with the first six months of 2009. Volume increases were most pronounced in the Performance segments, up a combined 13 percent, while volume declined in the combined Basic segments 4 percent. Volume increases were most pronounced in Asia Pacific with an 18 percent increase. Excluding prior period divestitures and seed acquisitions, volume was up 11 percent, reflecting improvement in global economic conditions. For additional details regarding the change in net sales, see the Sales Volume and Price tables at the end of the section entitled “Segment Results.”

Gross margin was $2,038 million for the second quarter of 2010, up from $1,558 million in the second quarter of last year. Gross margin increased primarily due to the impact of higher selling prices, which more than offset the increase in purchased feedstock and energy costs, the increase in sales volume, and improved operating rates. In addition, gross margin in the second quarter of 2009 was reduced by a one-time increase in cost of sales of $209 million related to the fair value step-up of inventories acquired from Rohm and Haas on April 1, 2009, and sold in the second quarter of 2009. The increase was included in “Cost of sales” in the consolidated statements of operations and reflected in the operating segments as follows: $75 million in Electronic and Specialty Materials, $82 million in Coatings and Infrastructure, $30 million in Performance Systems and $22 million in Performance Products. Year to date, gross margin was $3,914 million, compared with $2,461 million in the first six months of 2009, reflecting the acquisition of Rohm and Haas.

The Company’s global plant operating rate (for its chemicals and plastics businesses) was 80 percent in the second quarter of 2010, up from 75 percent in the second quarter of 2009. Excluding planned turnarounds, Dow’s operating rate was 86 percent, compared with 78 percent in the second quarter of last year. For the first half of 2010, Dow’s global plant operating rate was 82 percent, up from 71 percent in the same period of 2009 due to increased demand.

Personnel count was 49,055 at June 30, 2010, down from 52,195 at December 31, 2009 and 57,903 at June 30, 2009. Headcount decreased from year-end 2009 primarily due to the impact of divestitures including Styron, Powder Coatings and a portion of the Company’s acrylic monomer and specialty latex businesses, as well as actions taken related to the integration of Rohm and Haas and previously announced restructuring plans.

Research and development (“R&D”) expenses totaled $407 million in the second quarter of 2010, up $26 million (7 percent) from $381 million in the second quarter of last year, primarily due to strategic growth initiatives in the Health and Agricultural Sciences segment. For the first half of 2010, R&D expenses totaled $814 million, up $141 million (21 percent) from $673 million in the first half of 2009 due to the April 1, 2009 acquisition of Rohm and Haas, and strategic growth initiatives in core research and development and in the Health and Agricultural Sciences segment.

Selling, general and administrative (“SG&A”) expenses totaled $648 million in the second quarter of 2010, down $15 million (2 percent) from $663 million in the second quarter of last year, primarily due to cost savings initiatives. For the first half of 2010, SG&A expenses totaled $1,310 million, up $204 million (18 percent) from $1,106 million in the first half of 2009 due to the April 1, 2009 acquisition of Rohm and Haas, and strategic growth initiatives in the Health and Agricultural Sciences segment, partially offset by cost saving initiatives.

Amortization of intangibles was $125 million in the second quarter of 2010, up from $112 million in the second quarter of last year. For the first half of 2010, amortization of intangibles was $253 million, compared with $134 million for the same period last year. The increase in amortization of intangibles reflected the amortization of the fair value of intangible assets acquired from Rohm and Haas. See Notes D and H to the Consolidated Financial Statements for additional information concerning the acquisition of Rohm and Haas and intangible assets.

In June 2009, Dow’s Board of Directors approved a restructuring plan that incorporated actions related to the Company’s acquisition of Rohm and Haas as well as additional actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction. As a result, the Company recorded pretax restructuring charges totaling $677 million in the second quarter of 2009, which included asset write-downs and write-offs, severance costs and costs associated with exit or disposal activities. The impact of the charges was shown as “Restructuring charges” in the consolidated statements of operations and was reflected in the Company’s segment results as follows: $68 million in Electronic and Specialty Materials, $171 million in Coatings and Infrastructure, $73 million in Performance Products, $1 million in Basic Plastics, $75 million in Basic Chemicals, $65 million in Hydrocarbons and Energy and $224 million in Corporate. In the second quarter of 2009, the Company also recorded a $15 million reduction in the 2007 restructuring reserve, reflected in the Health and Agricultural Sciences segment. In the first quarter of 2010, the Company recorded pretax adjustments of $16 million to the 2009 restructuring charge for additional asset impairment costs, which were reflected in the Company’s segments as follows: $8 million in Electronic and Specialty Materials, $5 million in Coatings and Infrastructure and $3 million in Performance Products. In the second quarter of 2010, the Company recorded pretax adjustments of $13 million to the 2009 restructuring charge for additional exit or disposal activities, which were reflected in Performance Products ($12 million) and Corporate ($1 million).

In December 2008, the Company’s Board of Directors approved a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the severe economic downturn. The restructuring plan includes the shutdown of a number of facilities and a global workforce reduction, which are targeted for completion by the end of 2010. In the first quarter of 2009, the Company recorded a pretax adjustment of $19 million to the 2008 restructuring charge for additional severance, which was reflected in Corporate. See Note C to the Consolidated Financial Statements for details on the restructuring charges.

In the second quarter of 2010, pretax charges totaling $37 million ($63 million for the first six months of 2010) were recorded for integration costs related to the acquisition of Rohm and Haas. In the second quarter of 2009, pretax charges totaling $52 million ($100 million for the first six months of 2009) were recorded for legal expenses and other transaction costs related to the acquisition; these charges were reflected in Corporate. An additional $34 million of acquisition-related retention expenses were incurred during the second quarter of 2009. These costs were recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” and reflected in Corporate.

Dow’s share of the earnings of nonconsolidated affiliates was $244 million in the second quarter of 2010, up from $122 million in the second quarter of last year. Compared with the same quarter of last year, earnings increased at Dow Corning Corporation (“Dow Corning”), EQUATE Petrochemical Company K.S.C. (“EQUATE”), MEGlobal, The Kuwait Olefins Company K.S.C. and The Kuwait Styrene Company K.S.C. For the first six months of 2010, Dow’s share of the earnings of nonconsolidated affiliates was $548 million, up significantly from $187 million for the same period last year, with the same joint ventures driving the increase in earnings. Equity earnings in the first half of 2009 were negatively impacted by $29 million for the Company’s share of a restructuring charge recognized by Dow Corning.

Sundry income – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income – net for the second quarter of 2010 was $95 million, compared with $23 million in the same quarter of 2009. The second quarter of 2010 included a $51 million gain on the divestiture of Styron. Year to date, sundry income – net was $178 million, compared with $20 million in the first half of 2009, reflecting gains on several small divestitures in 2010 as well as the gain on Styron.

On March 2, 2010, Dow announced that it had signed a definitive agreement for the sale of Styron to an affiliate of Bain Capital Partners. On June 17, 2010, the sale was completed for $1,561 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments. The Company recognized a pretax gain of $51 million on the sale in the second quarter of 2010, included in “Sundry income – net” and reflected in the following operating segments: Performance Systems ($15 million), Performance Products ($26 million) and Basic Plastics ($10 million). Because goodwill related to the divestiture is not tax deductible, the transaction resulted in an after-tax loss of $16 million. The Company elected to acquire a 7.5 percent equity interest in the resulting privately held, global materials company. Businesses and products sold included: Styrenics – polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene; Emulsion Polymers; Polycarbonate and Compounds and Blends; Synthetic Rubber; and certain products from Dow Automotive Systems. Also included in the sale were certain styrene monomer assets and the Company’s 50 percent ownership interest in Americas Styrenics LLC, a principal nonconsolidated affiliate. The transaction also resulted in several long-term supply, service and purchase agreements between Dow and Styron. Styron is expected to have approximately $3.7 billion in revenue (based on 2009 data), with manufacturing facilities at 20 locations in 13 countries, and employ approximately 2,000 employees. See Note E to the Consolidated Financial Statements.

Net interest expense (interest expense less capitalized interest and interest income) was $357 million in the second quarter of 2010, compared with $516 million in the second quarter of last year. Net interest expense for the second quarter of 2009 reflected costs of the initial debt financing for the April 1, 2009 acquisition of Rohm and Haas. Year to date, net interest expense was $726 million, compared with $658 million in the first six months of 2009. The increase in year-to-date interest expense was due to debt financing for the acquisition of Rohm and Haas. Interest income was up $1 million in the second quarter of 2010 compared with the second quarter of 2009, and down $4 million for the first six months of 2010 compared with the first six months of 2009.

The effective tax rate for the second quarter of 2010 was 16.6 percent compared with a tax benefit of 36.3 percent for the second quarter of 2009. For the first six months of 2010 the effective tax rate was 16.2 percent compared with a tax benefit of 39.9 percent for the first six months of 2009. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The second quarter of 2010 tax rate was favorably impacted by audit settlements and the closure of tax years. The year-to-date tax rate for 2010 was also favorably impacted by strong equity earnings and improved results in Europe. The Patient Protection and Affordable Care Act, signed on March 23, 2010, eliminated the tax deduction related to the Medicare Part D subsidy. The impact of this legislation was immaterial to the Company.

On June 30, 2009, the Company sold the Calcium Chloride business and recognized a $162 million pretax gain. The results of operations related to the Calcium Chloride business prior to the divestiture were reclassified and reported as income from discontinued operations. Income from discontinued operations (net of income taxes) was $103 million ($0.10 per share) for the second quarter of 2009 and $114 million ($0.12 per share) for the first six months of 2009.

Net income attributable to noncontrolling interests was $8 million in the second quarter of 2010 compared with $12 million in the second quarter of 2009. Net income attributable to noncontrolling interests was $9 million in the first six months of 2010 compared with $23 million in the first six months of 2009. Prior year amounts included the income attributable to Tornado Finance V.O.F. preferred partnership units, which were redeemed in July 2009.

Preferred stock dividends of $85 million were recognized in the second quarter of 2010 ($170 million for the first six months of 2010) related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A, which was issued on April 1, 2009. Preferred stock dividends of $142 million were recognized in the second quarter of 2009, including $85 million related to Cumulative Convertible Perpetual Preferred Stock, Series A. The remaining $57 million of dividends related to Cumulative Perpetual Preferred Stock, Series B and Cumulative Convertible Perpetual Preferred Stock, Series C, both of which were subsequently retired in the second quarter of 2009.

Net income (loss) available for common stockholders was income of $566 million or $0.50 per share for the second quarter of 2010, compared with a loss of $486 million or $0.47 per share for the second quarter of 2009. Net income (loss) available for common stockholders for the first six months of 2010 was income of $1,032 million or $0.91 per share, compared with a loss of $462 million or $0.47 per share for the same period of 2009.

The following tables summarize the impact of certain items recorded in the three-month and six-month periods ended June 30, 2010 and June 30, 2009, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
One-time increase in cost of sales related to fair valuation of Rohm and Haas inventories	-	$(209)	-	$(132)	-	$(0.13)
Restructuring charges	$(13)	(662)	$ (8)	(445)	$(0.01)	(0.43)
Transaction, integration and other acquisition costs	(37)	(86)	(24)	(61)	(0.02)	(0.06)
Gain (Loss) on divestiture of Styron	51	-	(16)	-	(0.01)	-
Total	$ 1	$(957)	$(48)	$(638)	$(0.04)	$(0.62)

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
One-time increase in cost of sales related to fair valuation of Rohm and Haas inventories	-	$ (209)	-	$(132)	-	$(0.13)
Restructuring charges	$(29)	(681)	$(16)	(462)	$(0.02)	(0.45)
Transaction, integration and other acquisition costs	(63)	(134)	(41)	(102)	(0.03)	(0.10)
Dow Corning restructuring	-	(29)	-	(27)	-	(0.03)
Gain (Loss) on divestiture of Styron	51	-	(16)	-	(0.01)	-
Total	$(41)	$(1,053)	$(73)	$(723)	$(0.06)	$(0.71)
(1)	Impact on “Income (Loss) from Continuing Operations Before Income Taxes”
(2)	Impact on “Net Income (Loss) Attributable to The Dow Chemical Company”
(3)	Impact on “Earnings (Loss) per common share – diluted”

SEGMENT RESULTS

The reported results by operating segment, including sales, EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization) and equity in earnings of nonconsolidated affiliates, can be found in Note R to the Consolidated Financial Statements. The Company uses EBITDA as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. Note R to the Consolidated Financial Statements also includes a reconciliation of EBITDA to “Income (Loss) from Continuing Operations Before Income Taxes.”

In order to provide the most meaningful comparison of results by reportable segment, the following discussion and analysis compares year-to-date actual results for 2010 to actual results for the second quarter of 2009 plus pro forma historical results for the first quarter of 2009. The unaudited pro forma historical segment information is based on the historical consolidated financial statements and accompanying notes of both Dow and Rohm and Haas and was prepared to illustrate the effects of the Company’s acquisition of Rohm and Haas, assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008.

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

Certain Items Impacting Rohm and Haas Results Prior to the Acquisition In millions	Three months ended March 31, 2009
Impact of Hurricanes Gustav and Ike	$ (2)
Restructuring charges	(2)
Transaction and other acquisition costs	(80)
Total Rohm and Haas Certain Items	$(84)

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

Electronic and Specialty Materials	Three Months Ended		Six Months Ended
Actual Results In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$1,387	$1,164	$2,652	$1,640
EBITDA	$453	$158	$834	$237

Electronic and Specialty Materials	Three Months Ended		Six Months Ended
2010 Actual Versus 2009 Pro Forma In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$1,387	$1,164	$2,652	$2,135
Price change from comparative period	(1)%	N/A	(1)%	N/A
Volume change from comparative period	20%	N/A	25%	N/A
Equity earnings	$112	$58	$225	$63
EBITDA	$453	$158	$834	$251
Certain items impacting EBITDA	-	$(143)	$(8)	$(172)

Electronic and Specialty Materials sales were $1,387 million in the second quarter of 2010, up 19 percent from $1,164 million in the second quarter of 2009. The 20 percent increase in volume was broad-based, with increases in all geographic areas and all major business units due to improved economic conditions in the electronics, housing and construction industries. EBITDA in the second quarter of 2010 was $453 million, up significantly from $158 million in the second quarter of 2009. EBITDA improved from last year due to higher volume, higher equity earnings from Dow Corning, and lower operating costs and SG&A expenses. EBITDA for the second quarter of 2009 was negatively impacted by $68 million of restructuring charges (see Note C to the Consolidated Financial Statements) and by $75 million increase in cost of sales related to the Rohm and Haas inventory fair valuation.

Dow Electronic Materials sales in the second quarter of 2010 were up 28 percent from the same quarter last year, driven by higher volume, especially in Asia Pacific, due to a robust demand recovery for chemical planarization pads and for materials used in printed circuit boards. Factory utilization rates for semiconductors improved versus the same quarter last year and were in excess of 90 percent. Demand for materials used in display panels also increased, as panel makers in Korea and Taiwan operated at full capacity. The Company successfully introduced new passivation technology for liquid crystal displays with a Korean-based original equipment manufacturer. This new technology uses less energy and provides a brighter display in televisions and in small handheld devices. In May 2010, the Company announced the addition of a new research and development center in South Korea to support growth in that region.

Specialty Materials sales in the second quarter of 2010 were up 15 percent from the second quarter of 2009 due to volume growth. Double-digit volume growth was reported in all geographic areas driven by economic recovery across several industries. Demand for ion exchange resins and reverse osmosis membranes was strong, especially in Asia Pacific and Latin America, due to increased water treatment projects. Demand for specialty biocides and cellulosics used in food and personal care applications was higher, and improved consumer confidence helped drive higher demand for raw materials used in household cleaning products.

Electronic and Specialty Materials sales were $2,652 million for the first six months of 2010, up 24 percent from $2,135 million in the first six months of 2009. Compared with the first six months of 2009, volume increased 25 percent and prices dropped 1 percent. EBITDA for the first six months of 2010 was $834 million, a significant increase from $251 million for the first six months of 2009 due to higher volume, higher equity earnings from Dow Corning, and lower SG&A expenses. Results in the first six months of 2010 were negatively impacted by an $8 million adjustment to the 2009 restructuring charge related to the closure of a small manufacturing facility. Results in the first six months of 2009 were negatively impacted by the restructuring charges and the increase in cost of sales related to the Rohm and Haas inventory fair valuation mentioned above and the Company’s $29 million share of restructuring charges recognized by Dow Corning.

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

Coatings and Infrastructure	Three Months Ended		Six Months Ended
Actual Results In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$1,347	$1,242	$2,547	$1,648
EBITDA	$207	$25	$323	$46

Coatings and Infrastructure	Three Months Ended		Six Months Ended
2010 Actual Versus 2009 Pro Forma In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$1,347	$1,242	$2,547	$2,280
Price change from comparative period	10%	N/A	9%	N/A
Volume change from comparative period	(2)%	N/A	3%	N/A
Equity earnings	$1	$1	$2	$2
EBITDA	$207	$25	$323	$146
Certain items impacting EBITDA	-	$(253)	$(5)	$(254)

Coatings and Infrastructure sales were $1,347 million in the second quarter of 2010, up from $1,242 million in the second quarter of 2009. Sales increased 8 percent with price improving 10 percent and volume decreasing 2 percent. Volume declined 12 percent in Dow Coating Materials due to raw material supply constraints in crude acrylic acid and unplanned plant outages in methyl methacrylate and vinyl acetate monomer, despite strong industry demand for architectural coatings especially in the emerging geographies. Volume for Dow Coating Materials was also lower due to the June 1, 2010 sale of the Powder Coatings business, acquired as part of the acquisition of Rohm and Haas. Partially offsetting Dow Coating Materials’ decline, Dow Adhesives and Functional Polymers volume increased 22 percent due to higher demand for specialty tapes used in flexible packaging applications and a strong rebound in industrial laminating adhesives. In Dow Building and Construction, sales of insulation products and solutions were higher despite a significant drop in new home sales in the United States, due to the expiration of the homebuyers’ tax credit, and the continued financial crisis in Greece. On January 25, 2010, the Company divested certain specialty latex assets as required by the United States Federal Trade Commission (“FTC”) to obtain approval of the Rohm and Haas acquisition. Excluding this divestiture, volume for the segment improved 5 percent.

EBITDA in the second quarter of 2010 was $207 million, up from the $25 million in the second quarter of 2009. Last year, EBITDA was negatively impacted by an increase in cost of sales of $82 million related to the Rohm and Haas inventory fair valuation and restructuring charges of $171 million related to required divestiture of specialty latex assets and the shut down of a number of small manufacturing facilities (see Note C to the Consolidated Financial Statements). In addition, compared with last year, higher raw material costs more than offset higher sales prices, improved operating rates and lower SG&A expenses.

Coatings and Infrastructure sales were $2,547 million for the first six months of 2010, up 12 percent from $2,280 million in 2009. Compared with the first six months of 2009, price rose 9 percent while volume increased 3 percent. The increase in price was broad-based, primarily driven by higher raw material costs. The increase in volume was driven by higher demand for insulation products and adhesives used in packaging applications, which partially offset lower sales of architectural coatings due to raw material supply constraints in the second quarter of 2010. Excluding the divestiture of specialty latex assets, volume increased 9 percent.

EBITDA for the first six months of 2010 was $323 million, compared with $146 million in the first six months of 2009. Year-to-date results for 2010 were negatively impacted by a $5 million adjustment to the 2009 restructuring charge related to the FTC required divestiture of specialty latex assets. EBITDA for the first six months of last year was reduced by the second quarter restructuring charges and the increase in cost of sales from the Rohm and Haas inventory fair valuation. In addition, compared with last year, the benefit of higher prices, improved operating rates and lower SG&A expenses was overcome by significantly higher raw material costs.

HEALTH AND AGRICULTURAL SCIENCES

Dow AgroSciences is a global leader in providing agricultural and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

Health and Agricultural Sciences	Three Months Ended		Six Months Ended
Actual Results In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$1,276	$1,204	$2,645	$2,650
EBITDA	$196	$140	$580	$499

Health and Agricultural Sciences	Three Months Ended		Six Months Ended
2010 Actual Versus 2009 Pro Forma In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$1,276	$1,204	$2,645	$2,665
Price change from comparative period	(5)%	N/A	(4)%	N/A
Volume change from comparative period	11%	N/A	3%	N/A
Equity earnings	$(1)	-	$1	$1
EBITDA	$196	$140	$580	$503
Certain items impacting EBITDA	-	$15	-	$15

Health and Agricultural Sciences sales were $1,276 million in the second quarter of 2010, up 6 percent from $1,204 million in the second quarter of 2009. Compared with the second quarter of 2009, volume increased 11 percent while prices were down 5 percent. Strong volume gains, including new products in agricultural chemicals and Seeds, Traits and Oils, were partially offset by industry-wide price competition on glyphosate and other commodity agricultural chemicals. New product sales were up 34 percent in the second quarter versus the same period last year with pyroxsulam sales doubling and the successful launch of SmartStaxTM technology in North America. Seeds, Traits and Oils recorded sales growth of 21 percent compared with the second quarter of 2009, as soybean sales doubled and corn sales increased substantially, as a result of both the new product sales, including SmartStaxTM, and seed acquisitions completed in 2009. EBITDA for the second quarter of 2010 was $196 million, up from $140 million in the second quarter of 2009, as strong sales volume growth and lower unit costs more than offset lower price and increased investment in research and development. Results for the second quarter of 2009 were favorably impacted by a $15 million reduction in the 2007 restructuring charge to reverse a portion of the reserve for contract termination fees.

For the first six months of 2010, sales for Health and Agricultural Sciences were $2,645 million, down 1 percent from $2,665 million in 2009, as volume increased 3 percent and prices declined 4 percent. For the first six months of 2010, EBITDA for the segment was $580 million, up from $503 million compared with the same period last year. EBITDA was favorably impacted as increased volume, higher margins from new products and continued cost improvements across the portfolio more than offset lower pricing on commodity agricultural chemicals and increased investment in research and development.

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

On March 2, 2010, Dow announced that it had signed a definitive agreement for the sale of Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included Synthetic Rubber and certain products from Dow Automotive Systems, which were reported in the Performance Systems segment through the date of the divestiture. See Note E to the Consolidated Financial Statements for additional information on this divestiture.

Performance Systems	Three Months Ended		Six Months Ended
Actual Results In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$1,790	$1,458	$3,449	$2,629
EBITDA	$223	$212	$427	$314

Performance Systems	Three Months Ended		Six Months Ended
2010 Actual Versus 2009 Pro Forma In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$1,790	$1,458	$3,449	$2,739
Price change from comparative period	10%	N/A	7%	N/A
Volume change from comparative period	13%	N/A	19%	N/A
Equity earnings	$2	$6	$2	$3
EBITDA	$223	$212	$427	$315
Certain items impacting EBITDA	$15	$(30)	$15	$(30)

Performance Systems sales were $1,790 million in the second quarter of 2010, up 23 percent from $1,458 million in the second quarter of 2009. Double-digit volume growth was reported in all geographic areas except Asia Pacific. Volume increased across the portfolio, led by Dow Automotive Systems and Dow Formulated Systems. Dow Automotive Systems benefited from a strong rebound in automotive end-markets, while Dow Formulated Systems experienced growth in energy efficiency applications and applications for road and bridge protection. Price improved across all geographic areas and most businesses, in part due to higher feedstock and energy and other raw material costs. The most significant increase in price was reported in Dow Elastomers, up 17 percent due to tight supply/demand balances.

EBITDA for Performance Systems in the second quarter of 2010 was $223 million, up from $212 million in the second quarter of 2009. EBITDA for the second quarter of 2010 included a $15 million gain on the sale of Styron. EBITDA for the second quarter of 2009 was reduced $30 million by an increase in cost of sales related to the Rohm and Haas inventory fair valuation. Compared with the second quarter of last year, EBITDA either improved or was unchanged across the Performance Systems businesses, with the exception of Dow Formulated Systems, as the impact of higher feedstock and energy and other raw material costs was more than offset by volume growth and price increases. EBITDA declined in Dow Formulated Systems as increased feedstock and energy and other raw materials costs outpaced a 25 percent increase in volume.

For the first half of 2010, Performance Systems sales were $3,449 million, up 26 percent from $2,739 million in the first half of 2009. Double-digit volume growth was reported in most businesses, with exceptional strength in Dow Automotive Systems, Dow Formulated Systems and Dow Elastomers, as the automotive and packaging industries continued to rebound from the global economic slowdown. Double-digit volume growth was also reported in all geographic areas, with particular strength in China and Latin America, as the demand for alternative energy formulations, wire and cable applications, and automotive plastics increased. Compared with the first six months of 2009, prices rose in all businesses except Dow Formulated Systems. Dow Elastomers reported the most significant increase in price, the result of tight supply/demand balances.

EBITDA for the first six months of 2010 was $427 million, compared with $315 million in the first half of 2009. EBITDA for the second quarter of 2010 included a $15 million gain on the sale of Styron on June 17, 2010. EBITDA for the second quarter of 2009 was reduced $30 million by an increase in cost of sales related to the Rohm and Haas inventory fair valuation. Compared with the first six months of last year, EBITDA improved as volume growth and higher prices more than offset higher raw material and freight costs.

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

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included Emulsion Polymers (styrene-butadiene latex), which was reported in the Performance Products segment through the date of the divestiture. See Note E to the Consolidated Financial Statements for additional information on this divestiture.

Performance Products	Three Months Ended		Six Months Ended
Actual Results In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$2,753	$2,085	$5,557	$3,972
EBITDA	$328	$212	$618	$402

Performance Products	Three Months Ended		Six Months Ended
2010 Actual Versus 2009 Pro Forma In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$2,753	$2,085	$5,557	$4,099
Price change from comparative period	22%	N/A	20%	N/A
Volume change from comparative period	10%	N/A	16%	N/A
Equity earnings	$2	$7	$9	$8
EBITDA	$328	$212	$618	$359
Certain items impacting EBITDA	$14	$(95)	$11	$(95)

Performance Products sales were $2,753 million in the second quarter of 2010, up 32 percent from $2,085 million in the second quarter of 2009. The price increase of 22 percent – driven by a significant increase in feedstock and energy costs – was broad-based, resulting in expanded margins, particularly in Epoxy. Double-digit price increases were reported in all businesses except Amines (up 4 percent). Double-digit price increases were also reported in all geographic areas. Volume, up 10 percent, was strong across most businesses, reflecting global economic recovery and increased customer demand. Performance Monomers volume, however, was down 10 percent due to planned and unplanned outages in North America. Volume was also up across most geographic areas, with particular strength in Europe, Middle East and Africa (“EMEA”) and North America, exceeding a decline in volume in Asia Pacific.

EBITDA in the second quarter 2010 was $328 million, up from $212 million in the second quarter of 2009. EBITDA in the current quarter was favorably impacted by a $26 million gain on the sale for Styron, partially offset by a $12 million adjustment to the 2009 restructuring charges. Results in second quarter of 2009 were negatively impacted by $73 million in restructuring charges related to certain acrylic monomer assets that the Company was required to divest as a condition of the FTC’s approval of the acquisition of Rohm and Haas (see Note C to the Consolidated Financial Statements) and $22 million in increased cost of sales related to the fair valuation of Rohm and Haas inventories. Compared with last year, strong volume and price increases, along with improved operating rates, more than offset the increase in feedstock and energy costs and other raw materials.

Performance Products sales were $5,557 million for the first six months of 2010, up 36 percent from $4,099 million in 2009. Compared with the first six months of 2009, price increased 20 percent, largely due to higher feedstock and energy costs, and volume increased 16 percent, reflecting global economic recovery. Performance Products EBITDA was $618 million for the first six months of 2010, compared with $359 million for the first half of 2009. EBITDA in 2010 included a $26 million gain on the sale of Styron, partially offset by year-to-date adjustments of $15 million to the 2009 restructuring charges. EBITDA for the first six months of 2009 was negatively impacted by the $73 million in restructuring charges and the $22 million increase in cost of sales related to the fair valuation of Rohm and Haas inventories mentioned above.

BASIC PLASTICS

The Basic Plastics segment includes the following businesses: Polyethylene; Polypropylene; Styrenics; Basic Plastics Licensing and Catalyst; and Polycarbonate and Compounds and Blends. These world-leading businesses provide a broad range of products and solutions by leveraging Dow’s leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships. Product applications range from beverage bottles, disposable diaper liners and toys to plastic pipe, oil tanks and road equipment. The Basic Plastics segment also includes the results of Equipolymers, Americas Styrenics LLC and Univation Technologies, and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included Styrenics (polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene), Polycarbonate and Compounds and Blends, as well as the Company’s 50 percent ownership interest in Americas Styrenics LLC, a principal nonconsolidated affiliate; all of which were reported in the Basic Plastics segment through the date of the divestiture. See Note E to the Consolidated Financial Statements for additional information on this divestiture.

For the Basic Plastics segment, there was no difference between actual and pro forma sales and EBITDA for the six-month period ended June 30, 2009.

Basic Plastics	Three Months Ended		Six Months Ended
2010 Actual Versus 2009 Actual In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$2,993	$2,371	$6,015	$4,400
Price change from comparative period	33%	N/A	39%	N/A
Volume change from comparative period	(7)%	N/A	(2)%	N/A
Equity earnings	$59	$35	$124	$58
EBITDA	$696	$405	$1,414	$527
Certain items impacting EBITDA	$10	$(1)	$10	$(1)

Basic Plastics sales in the second quarter of 2010 were $2,993 million, up 26 percent from $2,371 million in the second quarter of 2009. At the end of 2008, concerns about the global economy and an unprecedented decline in feedstock costs led to significant price declines for Basic Plastics across all geographic areas and product lines. The weakness in demand and pricing continued into the first half of 2009. Economic conditions began to improve in the second half of 2009 and this momentum carried forward into the first half of 2010. Compared with the second quarter of 2009, feedstock and energy costs were up significantly, driving double-digit price increases in all geographic areas and in the larger businesses in the segment. Volume declined in all geographic areas during the second quarter of 2010 as planned maintenance turnarounds at the Company’s facilities in North America and Europe curtailed polyethylene and polypropylene production. Polyethylene production in Latin America was negatively impacted by the limited availability of ethylene at the Bahia Blanca facility in Argentina. Polypropylene production at the Company’s facility in Schkopau, Germany was further limited due to an unplanned site outage. Volume in Styrenics was lower, reflecting the divestiture of Styron on June 17, 2010.

EBITDA in the second quarter of 2010 was $696 million, up from $405 million in the second quarter of 2009. While feedstock and energy costs and operating costs were significantly higher compared with the second quarter of 2009, they were more than offset by the increase in price and improved equity earnings from EQUATE, LG DOW Polycarbonate Limited and Univation Technologies, LLC. EBITDA in the second quarter of 2010 also included a $10 million gain related to the sale of Styron.

Basic Plastics sales for the first six months of 2010 were $6,015 million, up 37 percent from $4,400 million in the first half of 2009. Compared with the first half of 2009, prices were up 39 percent while volume declined 2 percent. EBITDA for the first half of 2010 was $1,414 million, up significantly from $527 million in the first half of 2009. EBITDA improved as the increase in price and improved equity earnings from EQUATE and Univation Technologies, LLC more than offset the unfavorable impact of higher feedstock and energy costs, other raw material costs and the decline in volume. EBITDA in the first half of 2010 was also impacted by the $10 million gain on the sale of Styron.

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

For the Basic Chemicals segment, there was no difference between actual and pro forma sales and EBITDA for the six-month period ended June 30, 2009.

Basic Chemicals	Three Months Ended		Six Months Ended
2010 Actual Versus 2009 Actual In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$732	$586	$1,446	$1,171
Price change from comparative period	22%	N/A	15%	N/A
Volume change from comparative period	3%	N/A	8%	N/A
Equity earnings	$54	$9	$152	$49
EBITDA	$100	$(107)	$220	$(112)
Certain items impacting EBITDA	-	$(75)	-	$(75)

Basic Chemicals sales were $732 million in the second quarter of 2010, up 25 percent from $586 million in the second quarter of 2009. Sales for the Chlor-Alkali/Chlor-Vinyl business increased 26 percent over the second quarter of 2009 led by a 20 percent increase in price and 6 percent volume growth. Caustic soda volume improved in North America and EMEA due to improved demand from the alumina, pulp and paper industries. While vinyl chloride monomer (“VCM”) prices increased across all geographic areas in response to escalating ethylene prices, caustic soda prices declined significantly compared with the second quarter of 2009. Sales for the Ethylene Oxide/Ethylene Glycol (“EO/EG”) business were up modestly compared with the second quarter of 2009 as a 23 percent increase in price was offset by a 22 percent decrease in volume. Price increased due to higher ethylene costs. EO/EG volume in EMEA was down due to the closure of the Company’s Wilton, England facility in January 2010.

EBITDA in the second quarter of 2010 was $100 million, up from a loss of $107 million in the second quarter of 2009. EBITDA in the second quarter of 2009 included restructuring charges of $75 million related to the shutdown of the ethylene dichloride/VCM facility in Plaquemine, Louisiana and the shutdown of an EO/EG facility in Hahnville, Louisiana (see Note C to the Consolidated Financial Statements). Compared with last year, EBITDA improved significantly as higher prices, increased demand, improved operating rates, and higher equity earnings from EQUATE, MEGlobal and The Kuwait Olefins Company K.S.C. more than offset the increase in feedstock and energy costs.

For the first half of 2010, sales for Basic Chemicals were $1,446 million, up 23 percent from $1,171 million in the same period last year. EBITDA for the first six months of 2010 was $220 million compared with a loss of $112 million in the same period last year, which included the restructuring charges of $75 million. Compared with 2009, year-to-date EBITDA improved significantly as higher prices, increased demand, improved operating rates, and higher equity earnings from EQUATE, MEGlobal and The Kuwait Olefins Company K.S.C. more than offset the increase in feedstock and energy costs.

On July 1, 2010, Dow announced it will form a 50:50 manufacturing joint venture with Mitsui & Co., Ltd. to construct, own and operate a new membrane chlor-alkali facility located at Dow’s Freeport, Texas, integrated manufacturing complex. Construction is slated to begin in the fourth quarter of this year, and operations are expected to begin in the second quarter of 2013. The new facility will have an annual capacity of about 800 kilotons. Under contract to the joint venture, Dow will operate and maintain the facility. As such, the joint venture is anticipated to be consolidated in Dow’s consolidated financial statements.

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

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included certain styrene monomer assets, which were reported in the Hydrocarbons and Energy segment through the date of the divestiture. See Note E to the Consolidated Financial Statements for additional information on this divestiture.

For the Hydrocarbons and Energy segment, there was no difference between actual and pro forma sales and EBITDA for the six-month period ended June 30, 2009.

Hydrocarbons and Energy	Three Months Ended		Six Months Ended
2010 Actual Versus 2009 Actual In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$1,266	$910	$2,556	$1,898
Price change from comparative period	48%	N/A	52%	N/A
Volume change from comparative period	(9)%	N/A	(17)%	N/A
Equity earnings	$20	$6	$44	$4
EBITDA	$(1)	$(65)	$(1)	$(65)
Certain items impacting EBITDA	-	$(65)	-	$(65)

Hydrocarbons and Energy sales were $1,266 million in the second quarter of 2010, up 39 percent from $910 million in the second quarter of 2009. The substantial increase in selling price was driven by significant increases in feedstock prices. Compared with the second quarter of last year, volume declined due to the absence of refinery sales as a result of the sale of the Company’s ownership interest in Total Raffinaderij Nederland (“TRN”) in the third quarter of 2009. Excluding this divestiture, volume increased 20 percent. For the first six months of 2010, sales were $2,556 million for the segment, up 35 percent from $1,898 million in the same period of 2009.

  The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities, while natural gas is used as a fuel. The Company’s cost of purchased feedstock and energy in the second quarter of 2010 increased $1.6 billion, or 45 percent, compared with the same quarter of last year.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at net cost. As a result, EBITDA for this operating segment was near breakeven for the three-month and six-month periods ended June 30, 2010, compared with a loss of $65 million in the three-month and six-month periods ended June 30, 2009 due to restructuring charges (see Note C to the Consolidated Financial Statements).

CORPORATE

Included in the results for Corporate are:

•	results of insurance company operations,

•	results of Morton International, Inc. (through the October 1, 2009 divestiture of this business),

•	gains and losses on sales of financial assets,

•	stock-based compensation expense and severance costs,

•	changes in the allowance for doubtful receivables,

•	expenses related to New Ventures,

•	asbestos-related defense and resolution costs,

•	foreign exchange hedging results, and

•	certain overhead and other cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended		Six Months Ended
Actual Results In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$74	$302	$168	$355
EBITDA	$(321)	$(384)	$(753)	$(603)

Corporate	Three Months Ended		Six Months Ended
2010 Actual Versus 2009 Pro Forma In millions	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$74	$302	$168	$745
Equity earnings	$(5)	-	$(11)	$(1)
EBITDA	$(321)	$(384)	$(753)	$(562)
Certain items impacting EBITDA	$(38)	$(310)	$(64)	$(460)

Sales for Corporate were $74 million in the second quarter of 2010, down from the second quarter of 2009 due to the divestiture of Morton International, Inc. (“Morton”) in the fourth quarter of 2009.

EBITDA in the second quarter of 2010 was a loss of $321 million, compared with a loss of $384 million in the second quarter of 2009. In addition to integration costs of $37 million related to the April 1, 2009 acquisition of Rohm and Haas and a $1 million net adjustment to the 2009 restructuring plan, EBITDA for second quarter of 2010 was reduced by higher performance-based compensation (including stock-based compensation), the absence of earnings from Morton, increased environmental remediation and environmental operations turnaround costs, and higher asbestos-related defense costs. EBITDA in the second quarter of 2009 was reduced by restructuring charges totaling $224 million and costs related to the April 1, 2009 acquisition of Rohm and Haas of $86 million, which included pretax charges totaling $52 million for legal expenses and other transaction costs expensed in accordance with the accounting guidance for business combinations and an additional $34 million of acquisition-related retention expenses.

EBITDA for the first six months of 2010 was a loss of $753 million, compared with a loss of $562 million in the same period last year. Similar to the quarterly results, year-to-date EBITDA was reduced by integration costs of $63 million related to the acquisition of Rohm and Haas and a $1 million net adjustment to the 2009 restructuring plan. EBITDA for the first six months of 2009 was reduced by restructuring charges totaling $244 million, spending related to the acquisition of Rohm and Haas of $214 million (including $80 million incurred by Rohm and Haas prior to the acquisition), and $2 million of costs related to the 2008 hurricanes. In addition to the certain items impacting both year-to-date periods, EBITDA for the first half of 2010 was lower due to increased performance-based compensation (including stock-based compensation), the absence of earnings from Morton, increased environmental remediation and environmental operations turnaround costs, and asbestos-related defense costs.

See Note C to the Consolidated Financial Statements for information on all restructuring charges.

Sales Volume and Price by Operating Segment and Geographic Area Pro Forma Comparisons
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	20%	(1)%	19%	25%	(1)%	24%
Coatings and Infrastructure	(2)	10	8	3	9	12
Health and Agricultural Sciences	11	(5)	6	3	(4)	(1)
Performance Systems	13	10	23	19	7	26
Performance Products	10	22	32	16	20	36
Basic Plastics	(7)	33	26	(2)	39	37
Basic Chemicals	3	22	25	8	15	23
Hydrocarbons and Energy	(9)	48	39	(17)	52	35
Total	2%	18%	20%	4%	18%	22%
Geographic areas
United States	3%	20%	23%	2%	18%	20%
Europe, Middle East and Africa (1)	2	20	22	2	21	23
Rest of World	2	14	16	10	14	24
Total	2%	18%	20%	4%	18%	22%

Sales Volume and Price by Operating Segment and Geographic Area Pro Forma Comparisons, Excluding Acquisitions and Divestitures (2)
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	20%	(1)%	19%	25%	(1)%	24%
Coatings and Infrastructure	5	11	16	9	9	18
Health and Agricultural Sciences	9	(5)	4	1	(4)	(3)
Performance Systems	13	10	23	19	7	26
Performance Products	12	23	35	18	20	38
Basic Plastics	(7)	33	26	(2)	39	37
Basic Chemicals	3	22	25	8	15	23
Hydrocarbons and Energy	20	64	84	15	72	87
Total	7%	19%	26%	11%	19%	30%
Geographic areas
United States	11%	21%	32%	10%	20%	30%
Europe, Middle East and Africa (1)	8	21	29	9	23	32
Rest of World	3	15	18	12	14	26
Total	7%	19%	26%	11%	19%	30%

(1)	Sales to customers in the Middle East and Africa, previously reported with Rest of World, are now aligned with Europe, Middle East and Africa; prior period sales have been adjusted to reflect this realignment.
(2)	Excludes sales of the Salt business of Rohm and Haas divested on October 1, 2009, sales related to TRN divested on September 1, 2009, and sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010; as well as the sales of two recent Dow AgroSciences seed acquisitions.

OUTLOOK

With another quarter of top- and bottom-line growth, Dow’s outlook for the remainder of 2010 remains unchanged, with global recovery expected to be uneven. Dow’s year-over-year volume improvements in North America and Europe (excluding prior period divestitures and seed acquisitions) reflected the continued rebound year-to-date in developed economies. Meanwhile, the broad-based growth in emerging regions – in electronics, coatings and automotive end-markets – highlighted the strong ongoing trends in these regions.

The Company’s outlook for the United States remains cautiously optimistic. Continued demand growth from increased business spending and the slow rebound in consumer spending are expected to be dampened by headwinds, such as a weakening housing sector resulting from the expiration of incentives. In other industrialized regions, monetary stimulus continues to provide support against headwinds, such as tighter fiscal policies, particularly in Europe. Meanwhile, in emerging regions, the Company expects growth to continue, although at a tempered pace.

Purchased feedstock and energy costs for the remainder of 2010 are expected to remain elevated relative to last year as a result of improved economic conditions and rising demand. The Company does not expect a rapid rise in costs due to a more measured pace of economic growth in the second half of the year. However, volatility in feedstock and energy costs is expected to continue. Within the chemical industry, the start up of significant new ethylene capacity outside the United States and Europe is expected to negatively impact supply fundamentals across the ethylene chain and put downward pressure on the profitability of higher-cost production assets within the industry.

Against this backdrop, Dow will continue to execute its strategic and financial plan. The Company’s strong geographic and end-market presence in high-growth sectors, such as electronics, water and personal care, position it well to benefit from and outpace global economic recovery. Going forward, Dow remains focused on realizing the full potential of its business portfolio and lean cost structure, while prudently investing for growth. This combination positions the Company well to deliver continued earnings growth.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	June 30, 2010	June 30, 2009
Cash provided by (used in):
Operating activities	$1,283	$63
Investing activities	937	(15,629)
Financing activities	(2,022)	15,373
Effect of exchange rate changes on cash	(22)	41
Cash assumed in initial consolidation of variable interest entities	46	-
Net change in cash and cash equivalents	$222	$(152)

In the first six months of 2010, cash provided by operating activities increased significantly compared with the same period last year primarily due to increased earnings (net of restructuring charges), partially offset by an increase in inventory values (net of divestitures).

Cash provided by investing activities in the first six months of 2010 reflected proceeds from the divestiture of Styron as well as other smaller divestitures. Cash used in investing activities in the first six months of 2009 reflected the April 1, 2009 acquisition of Rohm and Haas for $15,681 million.

In the first six months of 2010, cash used in financing activities included payments on long-term debt and commercial paper, payments on notes payable related to the monetization of accounts receivable in Europe, and dividends paid to stockholders. Cash provided by financing activities in the first six months of 2009 reflected the funding for the acquisition of Rohm and Haas.

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

•

On June 30, 2009, the Board of Directors approved a restructuring plan (the “2009 Plan”) that includes the elimination of approximately 2,500 positions and the shutdown of a number of manufacturing facilities. These restructuring activities are scheduled to be completed primarily by the end of 2011.

•

Included in the liabilities assumed with the April 1, 2009 acquisition of Rohm and Haas was a reserve of $122 million for severance and employee benefits for the separation of 1,255 employees associated with Rohm and Haas’ 2008 restructuring initiatives. The separations resulted from plant shutdowns, production schedule adjustments, productivity improvements and reductions in support services. These restructuring activities are scheduled to be completed primarily by the end of 2011.

The restructuring activities related to the 2008 Plan, the 2009 Plan and the severance reserve assumed from Rohm and Haas are expected to result in additional cash expenditures of approximately $299 million primarily by the end of 2011 related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits and pension plan settlement costs, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	June 30, 2010	Dec. 31, 2009
Current assets	$20,080	$19,542
Current liabilities	13,347	13,105
Working capital	$ 6,733	$ 6,437
Current ratio	1.50:1	1.49:1
Days-sales-outstanding-in-receivables	46	45
Days-sales-in-inventory	67	64

Total Debt In millions	June 30, 2010	Dec. 31, 2009
Notes payable	$ 1,863	$ 2,139
Long-term debt due within one year	1,472	1,082
Long-term debt	18,108	19,152
Total debt	$21,443	$22,373
Debt as a percent of total capitalization	50.3%	51.4%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At June 30, 2010, the Company had $557 million of commercial paper outstanding ($721 million at December 31, 2009).

In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available $3 billion Three Year Competitive Advance and Revolving Credit Facility Agreement dated June 4, 2010 (“Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in June 2013 and provides for interest at a LIBOR-plus rate or Base rate as defined in the Agreement. This new Revolving Credit Facility replaces the previous facility dated April 24, 2006. At June 30, 2010, the full $3 billion credit facility was available to the Company.

At June 30, 2010, the Company had Euro 5 billion (approximately $6.1 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $564 million) of securities available for issuance under a shelf registration renewed with the Tokyo Stock Exchange on July 31, 2008, which will expire on August 7, 2010. The Company intends to renew this shelf registration in the third quarter of 2010. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium term note program (InterNotes).

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the primary credit agreements exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the credit agreements was 0.483 to 1.00 at June 30, 2010. Management believes the Company was in compliance with all of its covenants and default provisions at June 30, 2010.

The Company’s credit rating is currently investment grade. The Company’s long-term credit ratings are BBB- with a stable outlook (Standard & Poor’s), Baa3 with a negative outlook (Moody’s) and BBB with a stable outlook (Fitch). In the second quarter of 2010, Fitch upgraded the Company’s short-term credit rating from F3 to F2 and changed the outlook from negative to stable. The Company’s short-term credit ratings are A-3 (Standard & Poor’s), P-3 (Moody’s) and F2 (Fitch). If the Company’s credit ratings are downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company’s ability to access credit markets.

Capital Expenditures

Capital spending, which includes capital spending for consolidated variable interest entities, was $397 million in the second quarter of 2010, compared with $325 million in the second quarter of 2009. Year to date, capital spending was $691 million compared with $559 million in 2009. The Company expects capital spending in 2010 to be approximately $2.0 billion.

Contractual Obligations

Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2009 can be found in Notes N, O, P, Q and X to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. With the exception of the two contracts noted below, there have been no material changes in the Company’s contractual obligations or commercial commitments since December 31, 2009.

In the second quarter of 2010, the Company entered into two new five-year contracts for the purchase of ethylene-related products beginning in 2010. At June 30, 2010, the fixed and determinable portion of the take-or-pay commitment associated with these new contracts was $140 million in 2010, $240 million in 2011, $256 million in 2012, $273 million in 2013 and $293 million in 2014. See Note K to the Consolidated Financial Statements for further information on purchase commitments.

Off-Balance Sheet Arrangements

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends the consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continuing involvement with VIEs. The Company evaluated the impact of this guidance and determined that the adoption resulted in the January 1, 2010 consolidation of two additional joint ventures, an owner trust and an entity that was used to monetize accounts receivable. The Company holds a variable interest in a joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate the entity. See Notes B and M to the Consolidated Financial Statements.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at June 30, 2010 of $529 million, down from $1,053 million at December 31, 2009. The decrease in maximum future payments from year-end 2009 was due to the consolidation of the Company’s variable interest in an owner trust in the first quarter of 2010, with the adoption of ASU 2009-17 (see Notes B and M). Additional information related to these guarantees can be found in the “Guarantees” section of Note K to the Consolidated Financial Statements.

See Note L to the Consolidated Financial Statements for information regarding the impact of adopting ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets,” on January 1, 2010 and for additional information regarding the transfer of financial assets.

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

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. Other-than-temporary impairment write-downs in the first six months of 2010 were $4 million.

Dividends

On May 14, 2010, the Board of Directors declared a quarterly dividend of $0.15 per share, payable July 30, 2010, to common stockholders of record on June 30, 2010. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the global recession.

On May 14, 2010, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on June 15, 2010, which was paid on July 1, 2010. On June 30, 2009, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on June 15, 2009, which was paid on July 1, 2009. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval. In the second quarter of 2009, $57 million of dividends were remitted to preferred series B and preferred series C shareholders through the retirement of the preferred series B and preferred series  C shares.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2010	2009
Claims unresolved at January 1	75,030	75,706
Claims filed	3,675	4,263
Claims settled, dismissed or otherwise resolved	(12,606)	(5,012)
Claims unresolved at June 30	66,099	74,957
Claimants with claims against both UCC and Amchem	21,226	24,138
Individual claimants at June 30	44,873	50,819

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

In November 2008, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its then most recent study completed in December 2006. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

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

Based on Union Carbide’s review of 2010 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2010. Union Carbide’s asbestos-related liability for pending and future claims was $814 million at June 30, 2010. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Six Months Ended		Aggregate Costs
In millions	June 30, 2010	June 30, 2009	to Date as of June 30, 2010
Defense costs	$36	$20	$723
Resolution costs	$26	$41	$1,506

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $22 million in the second quarter of 2010 ($9 million in the second quarter of 2009) and $36 million in the first six months of 2010 ($20 million in the first six months of 2009), and was reflected in “Cost of sales.”

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $84 million at June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	June 30, 2010	Dec. 31, 2009
Receivables for defense costs – carriers with settlement agreements	$ 13	$ 91
Receivables for resolution costs – carriers with settlement agreements	273	357
Receivables for insurance recoveries – carriers without settlement agreements	84	84
Total	$370	$532

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The June 30, 2010, 2009 year-end and 2009 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR		2009
In millions	At June 30, 2010	Year-end	Average
Foreign exchange	$3	$1	$3
Interest rate	$147	$207	$205
Equities	$7	$7	$11
Commodities	$1	$3	$2
Composite	$151	$212	$207

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $212 million at December 31, 2009 to a composite of $151 million at June 30, 2010. The decrease related primarily to a decrease in the interest rate VAR from $207 million to $147 million, principally due to a decrease in interest rate volatility.

See Note I to the Consolidated Financial Statements for further disclosure regarding market risk.

The Dow Chemical Company and Subsidiaries

PART I – FINANCIAL INFORMATION

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

The Dow Chemical Company and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the second quarter of 2010. For a summary of the history and current status of this matter, see Note K to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters

In a meeting on April 28, 2010, the Company received verbal and written communications from the U.S. Environmental Protection Agency (“EPA”) notifying the Company of the EPA’s intent to seek injunctive relief and assess a civil penalty against the Company for alleged violations of various environmental rules and regulations at the Company’s Midland, Michigan site. The Company is negotiating with the EPA and the U.S. Department of Justice and expects that resolution of this matter will likely result in a civil penalty in excess of $100,000.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Company’s risk factors in the second quarter of 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2010:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company’s publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program
Period	Total number of shares purchased (1)	Average price paid per share
April 2010	140,973	$31.21	-	-
May 2010	-	-	-	-
June 2010	2,606	$26.46	-	-
Second quarter 2010	143,579	$31.12	-	-
(1)	Represents shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 79 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries

Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: ACRYSOL, ACUDYNE, ACULYN, ACUMER, ACuPLANE, ACUSOL, ADCOTE, ADVASTAB, AERIFY, AFFINITY, AIRSTONE, AMBERLITE, AMBITROL, AMPLIFY, AQUA-LAM, AQUASET, AR, ASPUN, ATTANE, AUROLECTROLESS, AUTOMATE, AVANSE, BETAFOAM, BETAMATE, BETASEAL, BOROL, CANGUARD, CARBITOL, CARBOWAX, CARBOWAX SENTRY, CELLOSIZE, CELLOSOLVE, CLEAR+STABLE, CONTINUUM, COPPER GLEAM, CORRGUARD, CYCLOTENE, D.E.H., D.E.N., D.E.R., DOW, DOWANOL, DOWEX, DOWFAX, DOWFROST, DOWICIDE, DOWLEX, DOWTHERM, DURAMAX, DURAPLUS, DURAPOSIT, ECHELON, ECOSOFT, ECOSURF, ELASTENE, ELITE, ENDURANCE, ENFORCER, ENGAGE, ENHANCER, ENLIGHT, EPIC, EVOCAR, FILMTEC, FORTEFIBER, FORTEGRA, FROTH-PAK, GREAT STUFF, HYPERKOTE, HYPOL, IMPAXX, INFUSE, INSPIRE, INSTA-STIK, INTEGRAL, INTERVIA, ISONATE, LITHOJET, METEOR, METHOCEL, MONOTHANE, MOR-FREE, MORTRACE, NEOCAR, NORDEL, NORKOOL, NYLOPAK, OPTICITE, OPTIDOSE, OPTOGRADE, OPULYN, OROTAN, PAPI, PARALOID, PELLETHANE, POLYOX, POWERHOUSE, PRIMACOR, PRIMAL, PRIMENE, PROCITE, PROGLYDE, REDI-LINK, RENUVA, RHOPLEX, ROBOND, ROMAX, ROPAQUE, SARAN, SARANEX, SATINFX, SATISFIT, SERFENE, SHAC, SI-LINK, SILK, SOLTERRA, SOLTEX, SPECFIL, SPECFLEX, SPECTRIM, STYROFOAM, SUNSPHERES, SYNALOX, TAMOL, TERGITOL, THERMAX, TILE BOND, TRAFFIDECK, TRENCHCOAT, TRITON, TRYCITE, TUFLIN, TYBRITE, TYMOR, TYRIN, UCAR, UCAR POLYPHOBE, UCARE, UCARHIDE, UCON, UNIGARD, UNIPOL, UNIVAL, VERDISEAL, VERSENE, VERSIFY, VISIONPAD, VORACOR, VORACTIV, VORALAST, VORAMER, VORANATE, VORANOL, VORASTAR, WALOCEL, WALSRODER, WEATHERMATE, XITRACK

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report: AGROMEN, BRODBECK, CLINCHER, DAIRYLAND, DELEGATE, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, RENZE, SENTRICON, SIMPLICITY, STARANE, TELONE, TORDON, TRACER NATURALYTE, TRIUMPH, VIKANE, WIDESTRIKE

The following trademarks of Styron LLC appear in this report: FOUNDATIONS, MAGNUM, PULSE, STYRON, STYRON A-TECH, STYRON C-TECH

The following trademark of Monsanto Technology LLC appears in this report: SmartStax

The Dow Chemical Company and Subsidiaries

Signature

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY

Registrant

Date: August 4, 2010

/S/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller

The Dow Chemical Company and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

12.1	Computation of Ratio of Earnings to Fixed Charges.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.