Form 10-Q
period 2010-09-30
DOW CHEMICAL CO /DE/
filed 2010-11-03
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                        ☐  Yes    ☑   No

Class	Outstanding at September 30, 2010
Common Stock, par value $2.50 per share	1,160,715,964 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net Sales	$12,868	$12,046	$39,903	$32,409
Cost of sales	10,841	10,386	33,962	28,288
Research and development expenses	403	400	1,217	1,073
Selling, general and administrative expenses	640	683	1,950	1,789
Amortization of intangibles	124	108	377	242
Restructuring charges	-	-	29	681
Acquisition and integration related expenses	35	21	98	121
Equity in earnings of nonconsolidated affiliates	251	224	799	411
Sundry income (expense) - net	(10)	813	168	833
Interest income	7	6	24	27
Interest expense and amortization of debt discount	362	488	1,105	1,167
Income from Continuing Operations Before Income Taxes	711	1,003	2,156	319
Provision (Credit) for income taxes	114	204	348	(69)
Net Income from Continuing Operations	597	799	1,808	388
Income (Loss) from discontinued operations, net of income taxes	-	(4)	-	110
Net Income	597	795	1,808	498
Net income (loss) attributable to noncontrolling interests	-	(1)	9	22
Net Income Attributable to The Dow Chemical Company	597	796	1,799	476
Preferred stock dividends	85	85	255	227
Net Income Available for The Dow Chemical Company Common Stockholders	$512	$711	$1,544	$249

Per Common Share Data:
Net income from continuing operations available for common stockholders	$0.45	$0.65	$1.37	$0.13
Discontinued operations attributable to common stockholders	-	(0.01)	-	0.11
Earnings per common share - basic	$0.45	$0.64	$1.37	$0.24

Net income from continuing operations available for common stockholders	$0.45	$0.64	$1.35	$0.13
Discontinued operations attributable to common stockholders	-	(0.01)	-	0.11
Earnings per common share - diluted	$0.45	$0.63	$1.35	$0.24

Common stock dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.45
Weighted-average common shares outstanding - basic	1,128.0	1,108.4	1,123.6	1,020.0
Weighted-average common shares outstanding - diluted	1,145.5	1,120.7	1,140.7	1,029.4

Depreciation	$555	$601	$1,717	$1,680
Capital Expenditures	$497	$266	$1,188	$825

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets In millions (Unaudited)	Sept. 30, 2010	Dec. 31, 2009

Assets

Current Assets
Cash and cash equivalents (variable interest entities restricted - 2010: $101)	$3,223	$2,846
Marketable securities and interest-bearing deposits	4	-
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2010: $136; 2009: $160)	4,899	5,656
Other	4,675	3,539
Inventories	7,283	6,847
Deferred income tax assets - current	585	654

Total current assets	20,669	19,542

Investments
Investment in nonconsolidated affiliates	3,271	3,224
Other investments (investments carried at fair value - 2010: $2,175; 2009: $2,136)	2,625	2,561
Noncurrent receivables	343	210

Total investments	6,239	5,995

Property
Property	51,025	53,567
Accumulated depreciation	33,609	35,426

Net property (variable interest entities restricted - 2010: $1,114)	17,416	18,141

Other Assets
Goodwill	13,000	13,213
Other intangible assets (net of accumulated amortization - 2010: $1,654; 2009: $1,302)	5,625	5,966
Deferred income tax assets - noncurrent	1,866	2,039
Asbestos-related insurance receivables - noncurrent	250	330
Deferred charges and other assets	936	792

Total other assets	21,677	22,340

Total Assets	$66,001	$66,018

Liabilities and Equity

Current Liabilities
Notes payable	$1,329	$2,139
Long-term debt due within one year	1,772	1,082
Accounts payable:
Trade	3,978	4,153
Other	2,025	2,014
Income taxes payable	291	176
Deferred income tax liabilities - current	98	78
Dividends payable	256	254
Accrued and other current liabilities	3,410	3,209

Total current liabilities	13,159	13,105

Long-Term Debt	18,030	19,152

Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,301	1,367
Pension and other postretirement benefits - noncurrent	7,299	7,242
Asbestos-related liabilities - noncurrent	735	734
Other noncurrent obligations	2,873	3,294

Total other noncurrent liabilities	12,208	12,637

Stockholders’ Equity
Preferred stock, series A ($1.00 par, $1,000 liquidation preference, 4,000,000 shares)	4,000	4,000
Common stock	2,919	2,906
Additional paid-in capital	2,116	1,913
Retained earnings	17,478	16,704
Accumulated other comprehensive loss	(3,810)	(3,892)
Unearned ESOP shares	(484)	(519)
Treasury stock at cost	(313)	(557)

The Dow Chemical Company’s stockholders’ equity	21,906	20,555

Noncontrolling interests	698	569

Total equity	22,604	21,124

Total Liabilities and Equity	$66,001	$66,018

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sept. 30, 2010	Sept. 30, 2009

Operating Activities
Net Income	$1,808	$498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,207	2,023
Provision (Credit) for deferred income tax	32	(520)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(241)	260
Pension contributions	(177)	(201)
Net loss (gain) on sales of investments	1	(66)
Net loss (gain) on sales of property, businesses and consolidated companies	52	(189)
Other net gain	(16)	(2)
Net gain on sales of ownership interest in nonconsolidated affiliates	(25)	(785)
Restructuring charges	29	676
Excess tax benefits from share-based payment arrangements	(3)	-
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,539)	(1,277)
Proceeds from interests in trade accounts receivable conduits	818	-
Inventories	(946)	(60)
Accounts payable	(139)	(178)
Other assets and liabilities	406	492

Cash provided by operating activities	2,267	671

Investing Activities
Capital expenditures	(1,188)	(825)
Proceeds from sales of property, businesses and consolidated companies	1,716	278
Acquisitions of businesses	(7)	-
Purchases of previously leased assets	(45)	(713)
Investments in consolidated companies, net of cash acquired	(167)	(14,838)
Investments in nonconsolidated affiliates	(101)	(115)
Distributions from nonconsolidated affiliates	24	7
Proceeds from sales of nonconsolidated affiliates	113	1,403
Purchase of unallocated Rohm and Haas ESOP shares	-	(552)
Purchases of investments	(742)	(300)
Change in restricted cash	436	-
Proceeds from sales and maturities of investments	742	440

Cash provided by (used in) investing activities	781	(15,215)

Financing Activities
Changes in short-term notes payable	(740)	(892)
Proceeds from notes payable	84	-
Payments on notes payable	(668)	-
Proceeds from revolving credit facility	-	3,000
Payments on revolving credit facility	-	(2,100)
Proceeds from Term Loan	-	9,226
Payments on Term Loan	-	(8,226)
Proceeds from issuance of long-term debt	539	8,005
Payments on long-term debt	(1,374)	(1,576)
Redemption of preferred securities of subsidiaries and payment of accrued dividends	-	(520)
Purchases of treasury stock	(14)	(5)
Proceeds from issuance of common stock	92	966
Proceeds from issuance of preferred stock	-	7,000
Proceeds from sales of common stock	70	554
Issuance costs for debt and equity securities	-	(368)
Excess tax benefits from share-based payment arrangements	3	-
Distributions to noncontrolling interests	(7)	(24)
Dividends paid to stockholders	(760)	(779)

Cash provided by (used in) financing activities	(2,775)	14,261

Effect of Exchange Rate Changes on Cash	58	64

Cash Assumed in Initial Consolidation of Variable Interest Entities	46	-

Summary
Increase (decrease) in cash and cash equivalents	377	(219)
Cash and cash equivalents at beginning of year	2,846	2,800

Cash and cash equivalents at end of period	$3,223	$2,581

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Equity

	Nine Months Ended
In millions (Unaudited)	Sept. 30, 2010	Sept. 30, 2009
Preferred Stock
Balance at beginning of year	$4,000	-
Preferred stock issued	-	$7,000
Preferred stock repurchased	-	(2,500)
Preferred stock converted to common stock	-	(500)

Balance at end of period	4,000	4,000

Common Stock
Balance at beginning of year	2,906	$2,453
Common stock issued	13	453

Balance at end of period	2,919	2,906

Additional Paid-in Capital
Balance at beginning of year	1,913	872
Common stock issued	79	2,643
Sale of shares to ESOP	-	(1,529)
Stock-based compensation and allocation of ESOP shares	124	39

Balance at end of period	2,116	2,025

Retained Earnings
Balance at beginning of year	16,704	17,013
Net income available for The Dow Chemical Company common stockholders	1,544	249
Dividends declared on common stock (Per share: $0.45 in 2010, $0.45 in 2009)	(507)	(471)
Other	(15)	(6)
Impact of adoption of ASU 2009-17, net of tax	(248)	-

Balance at end of period	17,478	16,785

Accumulated Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Investments at beginning of year	79	(111)
Net change in unrealized gains (losses)	35	158

Balance at end of period	114	47

Cumulative Translation Adjustments at beginning of year	624	221
Translation adjustments	(154)	331

Balance at end of period	470	552

Pension and Other Postretirement Benefit Plans at beginning of year	(4,587)	(4,251)
Adjustments to pension and other postretirement benefit plans	201	64

Balance at end of period	(4,386)	(4,187)

Accumulated Derivative Loss at beginning of year	(8)	(248)
Net hedging results	(15)	(68)
Reclassification to earnings	15	291

Balance at end of period	(8)	(25)

Total accumulated other comprehensive loss	(3,810)	(3,613)

Unearned ESOP Shares
Balance at beginning of year	(519)	-
Shares acquired	(1)	(553)
Shares allocated to ESOP participants	36	25

Balance at end of period	(484)	(528)

Treasury Stock
Balance at beginning of year	(557)	(2,438)
Purchases	(14)	(5)
Sale of shares to ESOP	-	1,529
Issuance to employees and employee plans	258	68

Balance at end of period	(313)	(846)
The Dow Chemical Company’s Stockholders’ Equity	21,906	20,729

Noncontrolling Interests
Balance at beginning of year	569	69
Net income attributable to noncontrolling interests	9	22
Distributions to noncontrolling interests	(7)	(24)
Acquisition of Rohm and Haas Company noncontrolling interests	-	432
Impact of adoption of ASU 2009-17	100	-
Other	27	17

Balance at end of period	698	516

Total Equity	$22,604	$21,245

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009

Net Income	$597	$795	$1,808	$498

Other Comprehensive Income, Net of Tax
Net change in unrealized gains on investments	54	107	35	158
Translation adjustments	868	233	(154)	331
Adjustments to pension and other postretirement benefit plans	52	25	201	64
Net gains (losses) on cash flow hedging derivative instruments	(4)	69	-	223

Total other comprehensive income	970	434	82	776

Comprehensive Income	1,567	1,229	1,890	1,274

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	-	(1)	9	22

Comprehensive Income Attributable to The Dow Chemical Company	$1,567	$1,230	$1,881	$1,252

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART I – FINANCIAL INFORMATION, Item 1. Financial Statements.
(Unaudited)	Notes to the Consolidated Financial Statements

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

On January 1, 2010, the Company adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. See Note I for additional disclosures about fair value measurements.

Accounting Guidance Issued But Not Adopted as of September 30, 2010

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

NOTE C – RESTRUCTURING

2009 Restructuring

On June 30, 2009, the Company’s Board of Directors approved a restructuring plan related to the Company’s acquisition of Rohm and Haas as well as actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the elimination of approximately 2,500 positions primarily resulting from synergies to be achieved as a result of the acquisition of Rohm and Haas. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily by the end of 2011. As a result of the restructuring activities, the Company recorded pretax restructuring charges of $677 million in the second quarter of 2009, consisting of asset write-downs and write-offs of $454 million, costs associated with exit or disposal activities of $68 million and severance costs of $155 million. The impact of the charges was shown as “Restructuring charges” in the consolidated statements of income.

The severance component of the 2009 restructuring charges of $155 million was for the separation of approximately 2,500 employees under the terms of the Company’s ongoing benefit arrangements, primarily over two years. At December 31, 2009, severance of $72 million had been paid and a currency adjusted liability of $84 million remained for approximately 1,221 employees. In the nine-month period ended September 30, 2010, severance of $69 million was paid, leaving a currency adjusted liability of $14 million for approximately 313 employees at September 30, 2010.

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

In the second quarter of 2010, the Company recorded additional restructuring charges of $13 million, which included the write-off of other assets of $5 million, additional costs associated with exit or disposal activities of $7 million and additional severance of $1 million related to the divestiture of certain acrylic monomer assets and the hollow sphere particle business that was included in the 2009 restructuring plan. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in Performance Products ($12 million) and Corporate ($1 million).

The following table summarizes the 2010 activities related to the Company’s 2009 restructuring reserve:

2010 Activities Related to 2009 Restructuring In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2009	-	$ 68	$ 84	$152
Adjustment to reserve	$ 21	7	1	29
Cash payments	-	-	(69)	(69)
Charges against reserve	(21)	(7)	-	(28)
Foreign currency impact	-	-	(2)	(2)
Reserve balance at September 30, 2010	-	$ 68	$ 14	$82

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

In the second quarter of 2010, the Company decreased the restructuring reserve $10 million due to the divestiture of the Powder Coatings business and to adjust the reserve to expected future severance payments. In the third quarter of 2010, the Company decreased the restructuring reserve $10 million to adjust the reserve to expected future severance payments. The impact of these adjustments is shown as “Cost of sales” in the consolidated statements of income and was reflected in Corporate. In the nine-month period ended September 30, 2010, severance of $21 million was paid, leaving a currency adjusted liability of $30 million for approximately 139 employees at September 30, 2010.

Restructuring Reserve Assumed from Rohm and Haas
In millions	Severance Costs
Reserve balance at December 31, 2009	$ 68
Adjustment to reserve	(20)
Cash payments	(21)
Foreign currency impact	3
Reserve balance at September 30, 2010	$ 30

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

The severance component of the 2008 restructuring charges of $321 million was for the separation of approximately 3,000 employees under the terms of Dow’s ongoing benefit arrangements, primarily over two years. At December 31, 2009, severance of $289 million had been paid and a currency adjusted liability of $53 million remained for approximately 293 employees. In the nine-month period ended September 30, 2010, severance of $26 million was paid, leaving a currency adjusted liability of $26 million at September 30, 2010; $23 million was for employees who have left the Company and will continue to receive annuity payments primarily through 2013, and $3 million remained for approximately 65 employees.

The following table summarizes 2010 activities related to the Company’s 2008 restructuring reserve:

2010 Activities Related to 2008 Restructuring
In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2009	$135	$53	$188
Cash payments	-	(26)	(26)
Foreign currency impact	(2)	(1)	(3)
Reserve balance at September 30, 2010	$133	$ 26	$159

NOTE D – ACQUISITION

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

Rohm and Haas Acquisition and Integration Related Expenses

During the third quarter of 2010, integration expenses totaling $35 million ($98 million during the first nine months of 2010) were recorded related to the April 1, 2009 acquisition of Rohm and Haas. During the third quarter of 2009, pretax charges totaling $21 million ($121 million during the first nine months of 2009) were recorded for legal expenses and other transaction costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were shown in “Acquisition and integration related expenses” and reflected in Corporate. An additional $34 million of acquisition-related retention expenses were incurred during the second quarter of 2009 and recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” and reflected in Corporate.

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

Styron’s results of operations were not classified as discontinued operations, as the Company has continuing cash flows as a result of the supply, service and purchase agreements.

The following table presents the major classes of assets and liabilities divested on June 17, 2010 by operating segment:

Styron Assets and Liabilities Divested In millions	Perf Systems	Perf Products	Basic Plastics	Hydro- carbons and Energy	Corp	Total
Inventories	$ 76	$ 96	$152	$144	-	$ 468
Other current assets	53	238	201	27	$ 201	720
Investment in nonconsolidated affiliate	-	-	158	-	-	158
Net property	140	137	126	8	-	411
Goodwill	94	17	30	-	-	141
Other noncurrent assets	-	-	-	-	96	96
Total assets divested	$363	$488	$667	$179	$ 297	$1,994
Current liabilities	-	-	-	-	$ 347	$ 347
Other noncurrent liabilities	-	-	-	-	92	92
Total liabilities divested	-	-	-	-	$ 439	$ 439
Components of accumulated other comprehensive income divested	-	-	-	-	$ 45	$45
Net value divested	$363	$488	$667	$179	$(187)	$1,510

The Company recognized a pretax gain of $51 million on the sale in the second quarter of 2010, included in “Sundry income (expense) – net” and reflected in the following operating segments: Performance Systems ($15 million), Performance Products ($26 million) and Basic Plastics ($10 million).

In the third quarter of 2010, a net $2 million pretax increase in the gain on the divestiture of Styron was recognized, related to a net gain on the sale of two small, related joint ventures, working capital adjustments and additional costs to sell. The adjustment was included in “Sundry income (expense) – net” and impacted the Basic Plastics segment.

Divestiture of the Calcium Chloride Business

On June 30, 2009, the Company completed the sale of the Calcium Chloride business for net proceeds of $204 million and recognized a pretax gain of $162 million. The results of the Calcium Chloride business for the first nine months of 2009, including the second quarter of 2009 gain on the sale, are reflected as “Income from discontinued operations, net of income taxes” in the consolidated statements of income.

The following table presents the results of discontinued operations:

Discontinued Operations In millions	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009
Net sales	-	$ 70
Income (loss) before income taxes (benefit)	$(7)	$175
Provision (credit) for income taxes	$(3)	$ 65
Income (loss) from discontinued operations, net of income taxes (benefit)	$(4)	$110

Divestitures Required as a Condition to the Acquisition of Rohm and Haas

As a condition of the United States Federal Trade Commission’s (“FTC’s”) approval of the April 1, 2009 acquisition of Rohm and Haas, the Company was required to divest a portion of its acrylic monomer business, a portion of its specialty latex business and its hollow sphere particle business. The Company recognized an impairment charge of $205 million related to these assets in the second quarter of 2009 restructuring charge (see Note C).

On July 31, 2009, the Company entered into a definitive agreement that included the sale of the portion of its acrylic monomer business and the portion of its specialty latex business. The sale was completed on January 25, 2010. Additional impairment charges of $8 million related to these assets were recognized in the first quarter of 2010. In the second quarter of 2010, additional severance costs of $1 million and the write-off of other assets of $5 million were recognized (see Note C).

The Company completed the sale of its hollow sphere particle business in the second quarter of 2010 and recognized additional costs associated with disposal activities of $7 million, related to contract termination fees (see Note C).

Divestiture of Investments in Nonconsolidated Affiliates

On September 1, 2009, the Company completed the sale of its ownership interest in Total Raffinaderij Nederland N.V. (“TRN”), a nonconsolidated affiliate, and related inventory to Total S.A for $742 million. This resulted in a pretax net gain of $457 million, reflected in the Hydrocarbons and Energy segment, which consisted of a gain of $513 million reflected in “Sundry income (expense) – net” and a charge of $56 million related to the recognition of hedging losses reflected in “Cost of sales.”

On September 30, 2009 the Company completed the sale of its ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”), nonconsolidated affiliates, for $660 million to Petroliam Nasional Berhad. This resulted in a pretax net gain of $328 million included in “Sundry income (expense) – net” and reflected in the following operating segments: Performance Systems ($1 million), Performance Products ($140 million) and Basic Chemicals ($187 million).

NOTE F – INVENTORIES

The following table provides a breakdown of inventories:

Inventories	Sept. 30,	Dec. 31,
In millions	2010	2009
Finished goods	$4,214	$3,887
Work in process	1,666	1,593
Raw materials	739	671
Supplies	664	696
Total inventories	$7,283	$6,847

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $816 million at September 30, 2010 and $818 million at December 31, 2009.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic	Coatings					Hydro-
In millions	and Specialty Materials	and Infra- structure	Health and Ag Sciences	Perf Systems	Perf Products	Basic Plastics	carbons and Energy	Total
Net goodwill at Dec. 31, 2009	$5,950	$4,079	$1,546	$962	$548	$65	$63	$13,213
Divestiture of Styron	-	-	-	(94)	(17)	(30)	-	(141)
Divestiture of the Powder Coatings business	-	(4)	-	-	-	-	-	(4)
Foreign currency impact	(27)	(30)	-	(7)	(4)	-	-	(68)
Net goodwill at September 30, 2010	$5,923	$4,045	$1,546	$861	$527	$35	$63	$13,000

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

On June 1, 2010, the Company divested its Powder Coatings business, including $4 million of associated goodwill. As a result of the June 17, 2010 divestiture of Styron, $141 million of associated goodwill and $16 million of intangible assets were divested (see Note E). Accumulated goodwill impairments were $250 million at September 30, 2010 and December 31, 2009

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At September 30, 2010			At December 31, 2009
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,722	$ (423)	$1,299	$1,729	$ (320)	$1,409
Patents	121	(94)	27	140	(107)	33
Software	930	(486)	444	875	(439)	436
Trademarks	692	(152)	540	694	(110)	584
Customer related	3,628	(426)	3,202	3,613	(261)	3,352
Other	121	(73)	48	142	(65)	77
Total other intangible assets, finite lives	$7,214	$(1,654)	$5,560	$7,193	$(1,302)	$5,891
IPR&D (1), indefinite lives	65	-	65	75	-	75
Total other intangible assets	$7,279	$(1,654)	$5,625	$7,268	$(1,302)	$5,966

(1) In-process research and development (“IPR&D”) purchased in a business combination.

The following table provides information regarding amortization expense:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Other intangible assets, excluding software	$124	$108	$377	$242
Software, included in “Cost of sales”	$21	$22	$64	$55

Total estimated amortization expense for 2010 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2010	$592
2011	$632
2012	$566
2013	$544
2014	$521
2015	$503

NOTE H – FINANCIAL INSTRUMENTS

Investments

The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results In millions	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009
Proceeds from sales of available-for-sale securities	$680	$263
Gross realized gains	$31	$7
Gross realized losses	$(62)	$(21)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at September 30, 2010
In millions	Amortized Cost	Fair Value
Within one year	$ 40	$ 41
One to five years	568	624
Six to ten years	592	658
After ten years	257	291
Total	$1,457	$1,614

At September 30, 2010, the Company had $650 million of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less. At December 31, 2009, the amount held was zero. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At September 30, 2010, the Company had investments in money market funds of $57 million classified as cash equivalents ($164 million at December 31, 2009).

The net unrealized gain recognized during the nine-month period ended September 30, 2010 on trading securities held at September 30, 2010 was $22 million.

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Temporarily Impaired Securities at September 30, 2010
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$ 9	$(1)	-	-	$ 9	$ (1)
Equity securities	185	(8)	$3	$(1)	188	(9)
Total temporarily impaired securities	$194	$(9)	$3	$(1)	$197	$(10)

Temporarily Impaired Securities at December 31, 2009
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$217	$(4)	-	-	$217	$(4)
Corporate bonds	27	(1)	$13	$(1)	40	(2)
Total debt securities	$244	$(5)	$13	$(1)	$257	$(6)
Equity securities	40	(2)	7	(1)	47	(3)
Total temporarily impaired securities	$284	$(7)	$20	$(2)	$304	$(9)

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of a temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the nine-month period ended September 30, 2010.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the nine-month period ended September 30, 2010, other-than-temporary impairment write-downs on investments still held by the Company were $4 million.

The aggregate cost of the Company’s cost method investments totaled $161 million at September 30, 2010 and $129 million at December 31, 2009. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. In the nine-month period ended September 30, 2010, the Company’s impairment analysis identified indicators that resulted in a reduction in the cost basis of these investments of $21 million.

The following table summarizes the fair value of financial instruments at September 30, 2010 and December 31, 2009:

Fair Value of Financial Instruments
	At September 30, 2010				At December 31, 2009
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$ 655	$ 65	$ (1)	$ 719	$ 676	$ 25	$(4)	$ 697
Corporate bonds	802	93	-	895	868	56	(2)	922
Total debt securities	$1,457	$158	$ (1)	$1,614	$1,544	$ 81	$(6)	$1,619
Equity securities	508	62	(9)	561	455	65	(3)	517
Total marketable securities	$1,965	$220	$(10)	$2,175	$1,999	$146	$(9)	$2,136
Long-term debt including debt due within one year (2)	$(19,802)	$72	$(2,555)	$(22,285)	$(20,234)	$126	$(1,794)	$(21,902)
Derivatives relating to:
Foreign currency	-	$77	$(49)	$28	-	$81	$(20)	$61
Commodities	-	$16	$(7)	$9	-	$5	$(18)	$(13)

(1) Included in “Other investments” in the consolidated balance sheets.

(2) Cost includes fair value adjustments of $24 million at September 30, 2010 and $25 million at December 31, 2009.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2010. No significant concentration of credit risk existed at September 30, 2010.

The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors and revises its strategies as market conditions dictate.

Interest Rate Risk Management

The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At September 30, 2010, the Company had open interest rate swaps with maturity dates no later than 2012.

Foreign Currency Risk Management

The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At September 30, 2010, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the fourth quarter of 2010.

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At September 30, 2010, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements have various expiration dates through 2011.

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

The net loss from previously terminated interest rate cash flow hedges included in AOCI was $2 million after tax at September 30, 2010 and December 31, 2009. The Company had open interest rate derivatives with a notional U.S. dollar equivalent of $32 million at September 30, 2010 ($30 million at December 31, 2009).

Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until February 2011. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at September 30, 2010 was $1 million after tax ($5 million at December 31, 2009). At September 30, 2010, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $957 million ($645 million at December 31, 2009).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2011. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCI was $1 million at September 30, 2010 and zero at December 31, 2009. At September 30, 2010 and December 31, 2009, the Company had the following aggregate notionals of outstanding commodity forward contracts to hedge forecasted purchases:

Commodity	Sept. 30, 2010	Dec. 31, 2009	Notional Volume Unit
Crude Oil	-	0.7	million barrels
Ethane	1.6	-	million barrels
Naphtha	-	50	kilotons
Natural Gas	5.1	2.0	million million British thermal units

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at September 30, 2010 and December 31, 2009.

Net Foreign Investment Hedges

For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $62 million after tax at September 30, 2010 (net loss of $56 million after tax at December 31, 2009). At September 30, 2010, the Company had open forward contracts or outstanding options to buy, sell or exchange foreign currencies that were designated as net foreign investment hedges with fourth quarter 2010 expiration dates and a notional U.S. dollar equivalent of $197 million (zero at December 31, 2009). At September 30, 2010, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $1,263 million ($1,879 million at December 31, 2009).

Other Derivative Instruments

The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria in the accounting guidance for derivatives and hedging. At September 30, 2010 and December 31, 2009, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	Sept. 30, 2010	Dec. 31, 2009	Notional Volume Unit
Ethane	3.9	0.9	million barrels
Natural Gas	14.0	2.8	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency and interest rate exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies and a notional U.S. dollar equivalent of $12,464 million at September 30, 2010 ($15,312 million at December 31, 2009).

The following table provides the fair value and gross balance sheet classification of derivative instruments at September 30, 2010 and December 31, 2009:

Fair Value of Derivative Instruments		Sept. 30,	Dec. 31,
In millions	Balance Sheet Classification	2010	2009
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$ 27	$ 4
Commodities	Accounts and notes receivable – Other	10	4
Total derivatives designated as hedges		$ 37	$ 8
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$135	$125
Commodities	Accounts and notes receivable – Other	25	28
Total derivatives not designated as hedges		$160	$153
Total asset derivatives		$197	$161
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$ 22	$ 3
Commodities	Accounts payable – Other	15	-
Total derivatives designated as hedges		$ 37	$ 3
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$112	$ 65
Commodities	Accounts payable – Other	21	42
Total derivatives not designated as hedges		$133	$107
Total liability derivatives		$170	$110

Effect of Derivative Instruments for the three months ended September 30, 2010 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain Recognized in Income (3,4)
Derivatives designated as hedges:
Cash flow:
Commodities	$4	Cost of sales	$(10)	-
Foreign currency	(16)	Cost of sales	2	-
Net foreign investment:
Foreign currency	4	n/a	-	-
Total derivatives designated as hedges	$(8)		$ (8)	-
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$44
Commodities	-	Cost of sales	-	5
Total derivatives not designated as hedges	-		-	$49
Total derivatives	$(8)		$(8)	$49

Effect of Derivative Instruments for the three months ended September 30, 2009 In millions	Change in Unrealized Gain in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Loss Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	-	Interest expense (5)	-	$(1)
Cash flow:
Interest rates	-	Cost of sales	$ (3)	-
Commodities	-	Cost of sales	(73)	-
Foreign currency	-	Cost of sales	7	-
Net foreign investment:
Foreign currency	$5	n/a	-	-
Total derivatives designated as hedges	$5		$(69)	$(1)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$(7)
Total derivatives	$5		$(69)	$(8)
(1)	Accumulated other comprehensive income (loss) (“AOCI”).
(2)	Net unrealized gains/losses from hedges related to interest rates and commodities are included in “Accumulated Derivative Loss – Net hedging results” in the consolidated statements of equity; net unrealized gains/losses from hedges related to foreign currency (net of tax) are included in “Cumulative Translation Adjustments – Translation adjustments” in the consolidated statements of equity.
(3)	Pretax amounts.
(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.
(5)	Interest expense and amortization of debt discount.
(6)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

Effect of Derivative Instruments for the nine months ended September 30, 2010 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Loss Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$ (1)	Interest expense (5)	-	$ (1)
Cash flow:
Commodities	(14)	Cost of sales	$(14)	-
Foreign currency	4	Cost of sales	(1)	-
Net foreign investment:
Foreign currency	(16)	n/a	-	-
Total derivatives designated as hedges	$(27)		$(15)	$ (1)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$ 157
Commodities	-	Cost of sales	-	1
Total derivatives not designated as hedges	-		-	$ 158
Total derivatives	$(27)		$(15)	$ 157

Effect of Derivative Instruments for the nine months ended September 30, 2009 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Loss Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	-	Interest expense (5)	-	$ (1)
Cash flow:
Interest rates	-	Cost of sales	$ (9)	-
Commodities	$(6)	Cost of sales	(306)	(1)
Foreign currency	(10)	Cost of sales	24	-
Net foreign investment:
Foreign currency	1	n/a	-	-
Total derivatives designated as hedges	$(15)		$ (291)	$ (2)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$(38)
Commodities	-	Cost of sales	-	(1)
Total derivatives not designated as hedges	-		-	$(39)
Total derivatives	$(15)		$ (291)	$(41)
(1)	Accumulated other comprehensive income (loss) (“AOCI”).
(2)	Net unrealized gains/losses from hedges related to interest rates and commodities are included in “Accumulated Derivative Loss – Net hedging results” in the consolidated statements of equity; net unrealized gains/losses from hedges related to foreign currency (net of tax) are included in “Cumulative Translation Adjustments – Translation adjustments” in the consolidated statements of equity.
(3)	Pretax amounts.
(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.
(5)	Interest expense and amortization of debt discount.
(6)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $2 million loss for interest rate contracts and a $1 million loss for foreign currency contracts.

NOTE I – FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2010 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Accounts and notes receivable – Other (2)	-	-	$1,312	-	$1,312
Equity securities (3)	$525	$ 36	-	-	561
Debt securities: (3)
U.S. Treasury obligations and direct obligations of U.S. government agencies	-	719	-	-	719
Corporate bonds	-	895	-	-	895
Derivatives relating to: (4)
Foreign currency	-	162	-	$ (85)	77
Commodities	9	26	-	(19)	16
Total assets at fair value	$534	$ 1,838	$1,312	$(104)	$3,580
Liabilities at fair value:
Derivatives relating to: (4)
Foreign currency	-	$ 134	-	$ (85)	$ 49
Commodities	$ 9	27	-	(29)	7
Total liabilities at fair value	$ 9	$ 161	-	$(114)	$ 56

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2009 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Equity securities (3)	$483	$ 34	-	$ 517
Debt securities (3)
U.S. Treasury obligations and direct obligations of U.S. government agencies	-	697	-	697
Corporate bonds	-	922	-	922
Derivatives relating to: (4)
Foreign currency	-	129	$(48)	81
Commodities	28	4	(27)	5
Total assets at fair value	$511	$ 1,786	$(75)	$2,222
Liabilities at fair value:
Derivatives relating to: (4)
Foreign currency	-	$ 68	$(48)	$ 20
Commodities	$ 24	18	(24)	18
Total liabilities at fair value	$ 24	$ 86	$(72)	$ 38
(1)	Cash collateral is classified as “Accounts and notes receivable – Other” in the consolidated balance sheets. Amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.
(2)	See Note K for additional information on transfers of financial assets.
(3)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.
(4)	See Note H for the classification of derivatives in the consolidated balance sheets.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets and liabilities. The Company posted cash collateral of $10 million at September 30, 2010, classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.

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

There were no significant transfers between Levels 1 and 2 during the nine months ended September 30, 2010.

For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected (1.44 percent for North America and zero for Europe at September 30, 2010). Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests. See Note K for further information on assets classified as Level 3 measurements.

The following table summarizes the changes in fair value measurements using Level 3 inputs for the three and nine months ended September 30, 2010:

Fair Value Measurements Using Level 3 Inputs Interests Held in Trade Receivable Conduits (1) In millions	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010
Balance at beginning of period	$1,206	-
Gain (Loss) included in earnings	(2)	$ 7
Purchases, sales and settlements – North America	100	1,153
Purchases, sales and settlements - Europe	8	152
Balance at September 30, 2010	$1,312	$1,312
(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis at September 30, 2009 In millions	Significant Other Unobservable Inputs (Level 3)	Total Losses
Assets at fair value:
Long-lived assets	$26	$(399)

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

As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million, which was reduced to $200 million effective June 1, 2010. The Company’s share of the credit facility was originally $150 million, but was reduced to $100 million effective June 1, 2010, and is subject to the terms and conditions stated in the Joint Plan. At September 30, 2010, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2010, the Company had accrued obligations of $594 million for environmental remediation and restoration costs, including $63 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2009, the Company had accrued obligations of $619 million for environmental remediation and restoration costs, including $80 million for the remediation of Superfund sites.

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

At September 30, 2010, the accrual for these off-site matters was $27 million (included in the total accrued obligation of $594 million at September 30, 2010). At December 31, 2009, the Company had an accrual for these off-site matters of $25 million (included in the total accrued obligation of $619 million).

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

Based on Union Carbide’s review of 2010 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2010. Union Carbide’s asbestos-related liability for pending and future claims was $800 million at September 30, 2010. Approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $84 million at September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sept. 30, 2010	Dec. 31, 2009
Receivables for defense costs – carriers with settlement agreements	$ 7	$ 91
Receivables for resolution costs – carriers with settlement agreements	235	357
Receivables for insurance recoveries – carriers without settlement agreements	84	84
Total	$326	$532

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $22 million in the third quarter of 2010 ($20 million in the third quarter of 2009) and $58 million in the first nine months of 2010 ($40 million in the first nine months of 2009), and was reflected in “Cost of sales.”

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

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $66 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless of the outcome of the appeals, will not have a material adverse impact on the Company’s consolidated financial statements.

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

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. At September 30, 2010 and December 31, 2009, the Company had a liability of $183 million associated with this matter.

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

In addition, in the second quarter of 2010, the Company entered into two new five-year contracts for the purchase of ethylene-related products beginning in 2010. At September 30, 2010, the fixed and determinable portion of the take-or-pay commitment associated with these new contracts was $142 million in 2010, $203 million in 2011, $211 million in 2012, $224 million in 2013 and $237 million in 2014.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2010 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2020	$266	$51
Residual value guarantees (1)	2017	352	5
Total guarantees		$618	$56
(1)	Does not include residual value guarantees of the Company’s variable interest in an owner trust which was consolidated in the first quarter of 2010, with the adoption of ASU 2009-17 (see Notes B and L).

Guarantees at December 31, 2009 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2020	$ 358	$52
Residual value guarantees	2014	695	5
Total guarantees		$1,053	$57

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $98 million at September 30, 2010 and $101 million at December 31, 2009. The discount rate used to calculate the Company’s asset retirement obligation was 2.45 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

Sale of Trade Accounts Receivable in North America

In January 2010, the Company terminated its previous facilities used in North America for the transfers of trade accounts receivable by entering into an agreement to repurchase the outstanding receivables for $264 million and replacing it with a new arrangement. During the nine-month period ended September 30, 2010, under the new arrangement, the Company sold the trade accounts receivable of select North America entities on a revolving basis to certain multi-seller commercial paper conduit entities. The Company maintains servicing responsibilities and the related costs are insignificant. The proceeds received are comprised of cash and interests in specified assets (the receivables sold by the Company) of the conduits that entitle the Company to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of the Company in the event of nonpayment by the debtors.

During the three-month period ended September 30, 2010, the Company recognized a loss of $5 million on the sale of these receivables ($14 million for the nine-month period ended September 30, 2010), which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was 1.44 percent, in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. At September 30, 2010, the carrying value of the interests held was $1,160 million, which is the Company’s maximum exposure to loss related to the receivables sold.

The sensitivity of the fair value of the interests held to hypothetical adverse changes in the anticipated credit losses are as follows (amounts shown are the corresponding hypothetical decreases in the carrying value of the interests):

Impact to Carrying Value In millions
10% adverse change	$2
20% adverse change	$4

Following is an analysis of certain cash flows between the Company and the North American conduits:

Cash Proceeds In millions	Nine Months Ended Sept. 30, 2010
Sale of receivables	$264
Collections reinvested in revolving receivables	$12,611
Interests in conduits (1)	$810
(1)	Presented in operating activities in the consolidated statements of cash flows.

Delinquencies on the sold receivables that were still outstanding at September 30, 2010 were $131 million. Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheet at September 30, 2010 were $1,980 million. Credit losses, net of any recoveries, on receivables sold during the nine-month period ended September 30, 2010 were $2 million.

Sale of Trade Accounts Receivable in Europe

In June 2010, the Company terminated its previous facility used in Europe for the transfers of trade accounts receivable by entering into an agreement to repurchase the outstanding receivables for $11 million and replacing it with a new arrangement. Since June 2010, under the new arrangement, the Company sold qualifying trade accounts receivable of select European entities on a revolving basis to certain multi-seller commercial paper conduit entities. The Company maintains servicing responsibilities and the related costs are insignificant. The proceeds received are comprised of cash and interests in specified assets (the receivables sold by the Company) of the conduits that entitle the Company to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of the Company in the event of nonpayment by the debtors.

During the three-month period ended September 30, 2010, the Company recognized a loss of $3 million on the sale of these receivables ($4 million from the June 2010 inception of the new arrangement through September 30, 2010), which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was zero, in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. At September 30, 2010, the carrying value of the interests held was $152 million, which is the Company’s maximum exposure to loss related to the receivables sold.

Following is an analysis of certain cash flows between the Company and the European conduits:

Cash Proceeds In millions	Nine Months Ended Sept. 30, 2010
Sale of receivables	$582
Collections reinvested in revolving receivables	$2,018
Interests in conduits (1)	$8
(1)	Presented in operating activities in the consolidated statements of cash flows.

Delinquencies on the sold receivables still outstanding at September 30, 2010 were $19 million. Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheet at September 30, 2010 were $399 million. There were no credit losses on receivables sold since June 2010.

Sale of Trade Accounts Receivable in Asia Pacific

During the nine-month period ended September 30, 2010, the Company sold a participating interest in trade accounts receivable of select Asia Pacific entities for which the Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.

During the three- and nine-month periods ended September 30, 2010, the Company recognized a loss of less than $1 million on the sale of the participating interests in the receivables. The Company receives cash upon the sale of the participating interests in the receivables.

Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds In millions	Nine Months Ended Sept. 30, 2010
Sale of participating interests	$163
Collections reinvested in revolving receivables	$145

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable In millions	Sept. 30, 2010
Derecognized from the consolidated balance sheet	$ 28
Outstanding in the consolidated balance sheet	239
Total accounts receivable in select Asia Pacific entities	$267

Credit losses, net of any recoveries, on receivables relating to the participating interests sold during the nine-month period ended September 30, 2010 and delinquencies on the outstanding receivables at September 30, 2010 related to the participating interests sold were zero.

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

The following table summarizes the carrying amount of the assets and liabilities of the two additional joint ventures and the owner trust entity included in the Company’s consolidated balance sheet at January 1, 2010.

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

Consolidated Variable Interest Entities

The Company holds a variable interest in four joint ventures for which the Company is the primary beneficiary. Three of the joint ventures are development stage enterprises, which will produce propylene oxide and hydrogen peroxide and provide terminal services in Thailand. The Company’s variable interest in these joint ventures relates to cost-plus arrangements between the joint venture and the Company, involving the majority of the output on take-or-pay terms and ensuring a guaranteed return to the joint ventures. At September 30, 2010, the Company provided guarantees with a maximum exposure of $770 million on the construction-related debt of these joint ventures.

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

The Company holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in 2014, the Company may purchase the facility for an amount based on a fair market value determination. At September 30, 2010, the Company had provided to the owner trust a residual value guarantee of $363 million, which represents the Company’s maximum exposure to loss under the lease.

As the primary beneficiary of these VIEs, the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2010 and December 31, 2009:

Assets and Liabilities of Consolidated VIEs In millions	Sept. 30, 2010	Dec. 31, 2009
Current assets (restricted 2010: $163)	$ 163	$102
Property (restricted 2010: $1,114)	1,114	455
Other noncurrent assets (restricted 2010: $120)	120	81
Total assets	$1,397	$638
Current liabilities (nonrecourse 2010: $182)	$ 726	$183
Long-term debt (nonrecourse 2010: $139)	485	125
Other noncurrent liabilities (nonrecourse 2010: $63)	63	43
Total liabilities	$1,274	$351

The Company holds a variable interest in an entity created in June 2010, used to monetize accounts receivable originated by several European subsidiaries. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities pertaining to this entity, included in the Company’s consolidated balance sheet at September 30, 2010, were current assets of $153 million (zero restricted) and current liabilities of $1 million ($1 million nonrecourse). Prior to the creation of this entity, the Company held a variable interest in another entity that was also used to monetize accounts receivable originated by several European subsidiaries. That arrangement was terminated in June 2010. No gain or loss was recognized as a result of terminating the arrangement.

Amounts presented in the consolidated balance sheet and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2010 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.

Nonconsolidated Variable Interest Entity

The Company holds a variable interest in a joint venture accounted for under the equity method of accounting, acquired through the acquisition of Rohm and Haas on April 1, 2009. The joint venture manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner, and therefore the entity is not consolidated. At September 30, 2010, the Company’s investment in the joint venture was $143 million, classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheet, representing the Company’s maximum exposure to loss.

NOTE M – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Defined Benefit Pension Plans:
Service cost	$ 76	$ 70	$ 232	$ 198
Interest cost	272	281	821	799
Expected return on plan assets	(301)	(323)	(907)	(932)
Amortization of prior service cost	7	8	21	24
Amortization of net loss	67	27	201	79
Curtailment cost	-	-	8	-
Net periodic benefit cost	$ 121	$ 63	$ 376	$ 168

Other Postretirement Benefits:
Service cost	$ 4	$ 5	$ 12	$ 14
Interest cost	28	35	84	100
Expected return on plan assets	(3)	(4)	(9)	(12)
Amortization of prior service credit	-	(1)	-	(3)
Curtailment cost	-	-	3	-
Net periodic benefit cost	$ 29	$ 35	$ 90	$ 99

As a result of the divestiture of the Styron business unit on June 17, 2010, the Company recognized a curtailment loss of $11 million and improved the funded status (plan assets less benefit obligations) by $99 million due to settlements, remeasurements and curtailments in the second quarter of 2010 (see Note E).

The Company’s funding policy is to contribute to its pension plans when pension laws and/or economics either require or encourage funding. In the nine-month period ended September 30, 2010, the Company contributed $177 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plans. The Company expects to contribute approximately $400 million to its pension plans in the fourth quarter of 2010.

NOTE N – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plan (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan. Most of the Company’s stock-based compensation awards are granted in the first quarter of each year. Details for awards granted in the first quarter of 2010 are included in the following paragraphs. There was minimal grant activity in the second and third quarters of 2010.

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

Total unrecognized compensation cost at September 30, 2010, including unrecognized cost related to the first quarter of 2010 activity, is provided in the following table:

Total Unrecognized Compensation Cost at September 30, 2010
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period
ESPP purchase rights	$11	0.13 year
Unvested stock options	$43	0.71 year
Deferred stock awards	$108	0.86 year
Performance deferred stock awards	$40	0.57 year

NOTE O – INCOME TAXES

At September 30, 2010, the total amount of unrecognized tax benefits was $315 million ($650 million at December 31, 2009), of which $293 million ($610 million at December 31, 2009) would impact the effective tax rate, if recognized. The reduction in 2010 was primarily due to settlements of uncertain tax positions with tax authorities.

The Company is currently under examination in a number of tax jurisdictions. It is reasonably possible that these examinations may be resolved within the next twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Company at September 30, 2010 will be reduced by approximately $51 million. The amount of settlement remains uncertain and it is reasonably possible that before settlement, the amount of gross unrecognized tax benefits may increase or decrease by approximately $30 million. The impact on the Company’s results of operations is not expected to be material.

NOTE P – EARNINGS PER SHARE CALCULATIONS

Net Income	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Income from continuing operations	$597	$799	$1,808	$388
Income (loss) from discontinued operations, net of income taxes (benefit)	-	(4)	-	110
Net loss (income) attributable to noncontrolling interests	-	1	(9)	(22)
Net income attributable to The Dow Chemical Company	$597	$796	$1,799	$476
Preferred stock dividends	(85)	(85)	(255)	(227)
Net income available for common stockholders	$512	$711	$1,544	$249

Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
Dollars per share	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Income from continuing operations	$0.53	$0.72	$1.61	$0.38
Income (loss) from discontinued operations, net of income taxes (benefit)	-	(0.01)	-	0.11
Net loss (income) attributable to noncontrolling interests	-	0.01	(0.01)	(0.02)
Net income attributable to The Dow Chemical Company	$0.53	$0.72	$1.60	$0.47
Preferred stock dividends	(0.08)	(0.08)	(0.23)	(0.23)
Net income available for common stockholders	$0.45	$0.64	$1.37	$0.24

Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Income from continuing operations	$0.52	$0.71	$1.58	$0.38
Income (loss) from discontinued operations, net of income taxes (benefit)	-	(0.01)	-	0.11
Net loss (income) attributable to noncontrolling interests	-	0.01	(0.01)	(0.02)
Net income attributable to The Dow Chemical Company	$0.52	$0.71	$1.57	$0.47
Preferred stock dividends (1)	(0.07)	(0.08)	(0.22)	(0.23)
Net income available for common stockholders	$0.45	$0.63	$1.35	$0.24

Shares in millions
Weighted-average common shares - basic	1,128.0	1,108.4	1,123.6	1,020.0
Plus dilutive effect of stock options and awards	17.5	12.3	17.1	9.4
Weighted-average common shares - diluted	1,145.5	1,120.7	1,140.7	1,029.4
Stock options and deferred stock awards excluded from EPS calculations (2)	52.7	51.2	49.1	59.8
Conversion of preferred stock excluded from EPS calculations (3)	96.8	96.8	96.8	72.4
(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been anti-dilutive.
(2)	These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.
(3)	Conversion of the Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company’s common stock was excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

NOTE Q – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

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

The Emulsion Polymers business provided a broad line of styrene-butadiene products supporting customers in paper and paperboard applications, as well as carpet and artificial turf backings.

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses sold included Emulsion Polymers (styrene-butadiene latex), which was reported in the Performance Products segment through the date of the divestiture (see Note E).

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

•

Products: Licensing and supply of related catalysts, process control software and services for the Mass ABS process technology; STYRON A-TECH™ and C-TECH™ advanced technology polystyrene resins and a full line of STYRON™ general purpose polystyrene resins; STYRON™ high-impact polystyrene resins

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses sold included Styrenics (polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene), Polycarbonate and Compounds and Blends, as well as the Company’s 50 percent ownership interest in Americas Styrenics LLC, a principal nonconsolidated affiliate; all of which were reported in the Basic Plastics segment through the date of the divestiture (see Note E).

The Basic Plastics segment also includes the results of the Basic Plastics Licensing and Catalyst business and the Polycarbonate and Compounds and Blends business (through the June 17, 2010 divestiture of Styron). It also includes the results of Equipolymers, Americas Styrenics LLC (through the June 17, 2010 divestiture of Styron) and Univation Technologies, LLC (which licenses the UNIPOL™ polyethylene process and sells related catalysts, including metallocene catalysts), as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

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

Corporate includes the results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; non-business aligned technology licensing and catalyst activities; the Company’s insurance operations and environmental operations; and certain corporate overhead costs and cost recovery variances not allocated to the operating segments. In 2009, Corporate also included the results of the Salt business, which the Company acquired with the April 1, 2009 acquisition of Rohm and Haas and sold to K+S Aktiengesellschaft on October 1, 2009.

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Health and Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2010 and 2009 were immaterial and eliminated in consolidation.

Total assets divested with the sale of Styron on June 17, 2010 are presented by operating segment in Note E.

Geographic Areas	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales by geographic area
United States	$ 4,271	$ 3,841	$ 13,116	$ 10,408
Europe, Middle East and Africa (1)	4,293	4,240	13,761	11,574
Rest of World	4,304	3,965	13,026	10,427
Total	$12,868	$12,046	$ 39,903	$ 32,409
(1)	Sales to customers in the Middle East and Africa, previously reported with Rest of World, are now aligned with Europe, Middle East and Africa; prior period sales have been adjusted to reflect this realignment.

Operating Segments	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales by operating segment
Electronic and Specialty Materials	$ 1,402	$ 1,256	$ 4,054	$ 2,896
Coatings and Infrastructure	1,321	1,330	3,868	2,978
Health and Agricultural Sciences	948	796	3,593	3,446
Performance Systems	1,578	1,538	5,027	4,167
Performance Products	2,630	2,420	8,187	6,392
Basic Plastics	2,618	2,636	8,633	7,036
Basic Chemicals	757	568	2,203	1,739
Hydrocarbons and Energy	1,540	1,209	4,096	3,107
Corporate	74	293	242	648
Total	$12,868	$12,046	$39,903	$32,409
EBITDA(1) by operating segment
Electronic and Specialty Materials	$ 426	$ 407	$1,260	$ 644
Coatings and Infrastructure	225	213	548	259
Health and Agricultural Sciences	(12)	5	568	504
Performance Systems	225	207	652	521
Performance Products	429	438	1,047	840
Basic Plastics	731	590	2,145	1,117
Basic Chemicals	181	195	401	83
Hydrocarbons and Energy	2	457	1	392
Corporate	(425)	(275)	(1,178)	(878)
Total	$1,782	$2,237	$5,444	$3,482
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Specialty Materials	$ 98	$ 94	$323	$157
Coatings and Infrastructure	-	1	2	3
Health and Agricultural Sciences	2	2	3	3
Performance Systems	(2)	3	-	6
Performance Products	(7)	19	2	27
Basic Plastics	63	55	187	113
Basic Chemicals	92	45	244	94
Hydrocarbons and Energy	6	11	50	15
Corporate	(1)	(6)	(12)	(7)
Total	$251	$224	$799	$411
(1)	The Company uses EBITDA (which Dow defines as earnings (loss) before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes” is provided below.

Reconciliation of EBITDA to “Income from	Three Months Ended		Nine Months Ended
Continuing Operations Before Income Taxes” In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
EBITDA	$1,782	$2,237	$5,444	$3,482
- Depreciation and amortization	716	752	2,207	2,023
+ Interest income	7	6	24	27
- Interest expense and amortization of debt discount	362	488	1,105	1,167
Income from Continuing Operations Before Income Taxes	$ 711	$1,003	$2,156	$ 319

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

OVERVIEW

•

The Company reported net sales in the third quarter of 2010 of $12.9 billion, up 7 percent from $12.0 billion in the third quarter of 2009. Price was up 8 percent, with increases across all geographic areas, largely driven by higher feedstock and raw material costs. Volume was down 1 percent, primarily as a result of prior period divestitures. Excluding prior period divestitures,(1) volume was up 14 percent, with volume improvement reported in all segments and geographic areas.

•	Purchased feedstock and energy costs, which account for more than one third of Dow’s total costs, increased $585 million (14 percent) compared with the third quarter of 2009.

•	Dow’s global plant operating rate was 86 percent in the third quarter of 2010, up 8 percentage points from the third quarter of 2009.

•	Equity earnings were $251 million in the third quarter of 2010, up 12 percent from the third quarter of 2009.

•

Capital spending was $497 million in the third quarter of 2010, on track with the full-year target of $2.0 billion. Debt as a percent of total capitalization at September 30, 2010 was 48.3 percent, down approximately 3 percentage points from year-end 2009.

(1)	Excludes sales of the Salt business of Rohm and Haas Company divested on October 1, 2009; sales related to Total Raffinaderij Nederland N.V. (“TRN”) divested on September 1, 2009; sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010; sales of the Powder Coatings business divested on June 1, 2010; and sales of Styron divested on June 17, 2010.

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net sales	$12,868	$12,046	$39,903	$32,409

Cost of sales	$10,841	$10,386	$33,962	$28,288
Percent of net sales	84.2%	86.2%	85.1%	87.3%

Research and development expenses	$403	$400	$1,217	$1,073
Percent of net sales	3.1%	3.3%	3.0%	3.3%

Selling, general and administrative expenses	$640	$683	$1,950	$1,789
Percent of net sales	5.0%	5.7%	4.9%	5.5%

Effective tax rate	16.0%	20.3%	16.1%	(21.6)%

Net income available for common stockholders	$512	$711	$1,544	$249

Earnings per common share – basic	$0.45	$0.64	$1.37	$0.24
Earnings per common share – diluted	$0.45	$0.63	$1.35	$0.24

Operating rate percentage	86%	78%	83%	74%

RESULTS OF OPERATIONS

Results of Rohm and Haas Company (“Rohm and Haas”) are included in the Company’s consolidated results from the April 1, 2009 acquisition date forward. In order to provide the most meaningful comparison of results of operations, some of the comparisons presented are to pro forma(2) amounts.

Net sales for the third quarter of 2010 were $12.9 billion, up 7 percent from $12.0 billion reported in the third quarter of last year, with price up 8 percent and volume down 1 percent. The increase in price was largely due to higher feedstock and energy costs, and was most pronounced in the combined Basics segments, with Basic Plastics up 11 percent, Basic Chemicals up 20 percent and Hydrocarbons and Energy up 14 percent. Price increases were reported in all geographic areas, with double-digit increases in North America and Latin America. The decline in volume was due to recent divestitures, including the Salt business of Rohm and Haas Company divested on October 1, 2009; the Company’s ownership interest in Total Raffinaderij Nederland N.V. (“TRN”) divested on September 1, 2009; the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010; the Powder Coatings business divested on June 1, 2010; and the Styron business unit (“Styron”) divested on June 17, 2010. Excluding these divestitures, volume increased 14 percent compared with the third quarter of 2009, with volume improvement in all segments and geographic areas.

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

Reported net sales for the first nine months of 2010 were $39.9 billion, up 23 percent from $32.4 billion in the same period last year. Compared with the first nine months of 2009 on a pro forma basis, net sales for the first nine months of 2010 were up 17 percent from $34.2 billion in the same period last year, with increases in all operating segments and geographic areas. Compared with the first nine months of 2009 on a pro forma basis, price increased 15 percent and volume increased 2 percent. Excluding prior period divestitures, volume was up 12 percent, with increases in every segment except Basic Plastics (unchanged from year-to-date 2009) and every geographic area, reflecting improvement in global economic conditions. Double-digit price increases were reported in Performance Products and the Basics segments, and in all geographic areas. The price increases in the Basics segments were driven by higher purchased feedstock and energy costs compared with year-to-date 2009. For additional details regarding the change in net sales, see the Sales Volume and Price tables at the end of the section titled “Segment Results.”

Gross margin was $2,027 million for the third quarter of 2010, up from $1,660 million in the third quarter of last year. Gross margin increased primarily due to the impact of higher selling prices and improved operating rates, which more than offset a $585 million increase in purchased feedstock and energy costs. In the third quarter of 2010, gross margin was reduced by $50 million due to a labor-related litigation matter that was included in “Cost of Sales” and reflected in Corporate. Year to date, gross margin was $5,941 million, compared with $4,121 million in the first nine months of 2009. The improvement in year-to-date gross margin reflected higher selling prices and improved operating rates, which more than offset a $4.3 billion increase in purchased feedstock and energy costs, and increased sales of higher margin products. Gross margin in the second quarter of 2009 was reduced by a one-time increase in cost of sales of $209 million related to the fair value step-up of inventories acquired from Rohm and Haas on April 1, 2009, and sold in the second quarter of 2009. The increase was included in “Cost of sales” and reflected in the operating segments as follows: $75 million in Electronic and Specialty Materials, $82 million in Coatings and Infrastructure, $30 million in Performance Systems and $22 million in Performance Products.

The Company’s global plant operating rate was 86 percent in the third quarter of 2010, up from 78 percent in the third quarter of 2009. For the first nine months of 2010, Dow’s global plant operating rate was 83 percent, up from 74 percent in the same period of 2009, with both increased demand and actions taken by management to rationalize capacity through shutdowns and divestitures contributing to the improvement.

Personnel count was 49,191 at September 30, 2010, down from 52,195 at December 31, 2009 and 56,023 at September 30, 2009. Headcount decreased from year-end 2009 primarily due to recent divestitures, including Styron, the Powder Coatings business and a portion of the Company’s acrylic monomer and specialty latex businesses, as well as actions taken related to the integration of Rohm and Haas and previously announced restructuring plans.

Research and development (“R&D”) expenses totaled $403 million in the third quarter of 2010, up slightly from $400 million in the third quarter of last year, as the Company’s increased spending on strategic corporate growth initiatives and growth initiatives in the Health and Agricultural Sciences segment was partially offset by the elimination of R&D expenses related to the divestiture of Styron. For the first nine months of 2010, R&D expenses totaled $1,217 million, up $144 million (13 percent) from $1,073 million in the first nine months of 2009, reflecting increased expenses related to the acquisition of Rohm and Haas and the Company’s growth initiatives, slightly offset by the reduction in expenses following the Styron divestiture.

Selling, general and administrative (“SG&A”) expenses totaled $640 million in the third quarter of 2010, down $43 million (6 percent) from $683 million in the third quarter of last year, with cost savings initiatives and the second quarter of 2010 divestitures of Styron and the Powder Coatings business contributing to the decrease. For the first nine months of 2010, SG&A expenses totaled $1,950 million, up $161 million (9 percent) from $1,789 million in the first nine months of 2009, as increased expenses related to the acquisition of Rohm and Haas and strategic growth initiatives in the Health and Agricultural Sciences segment more than offset the impact of cost saving initiatives and recent divestitures.

Amortization of intangibles was $124 million in the third quarter of 2010, up from $108 million in the third quarter of last year. For the first nine months of 2010, amortization of intangibles was $377 million, compared with $242 million for the same period last year. The increase in amortization of intangibles reflected the amortization of the fair value of intangible assets (including post-closing measurement period adjustments) acquired from Rohm and Haas. See Notes D and G to the Consolidated Financial Statements for additional information concerning the acquisition of Rohm and Haas and intangible assets.

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

In the third quarter of 2010, pretax charges totaling $35 million ($98 million for the first nine months of 2010) were recorded for integration costs related to the acquisition of Rohm and Haas. In the third quarter of 2009, pretax charges totaling $21 million ($121 million for the first nine months of 2009) were recorded for legal expenses and other transaction costs related to the acquisition. These charges were reflected in Corporate. An additional $26 million of acquisition-related retention expenses were incurred during the third quarter of 2009, for a total of $60 million for the first nine months of 2009. These costs were recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” and reflected in Corporate.

Dow’s share of the earnings of nonconsolidated affiliates was $251 million in the third quarter of 2010, up from $224 million in the third quarter of last year. Compared with the same quarter of last year, increased earnings at Dow Corning Corporation (“Dow Corning”), EQUATE Petrochemical Company K.S.C. (“EQUATE”), MEGlobal, The Kuwait Olefins Company K.S.C. and The Kuwait Styrene Company K.S.C. more than offset the decline in earnings resulting from the September 2009 divestitures of the Company’s ownership interests in TRN and the OPTIMAL Group of Companies (“OPTIMAL”), and the June 2010 divestiture of the Company’s ownership interest in Americas Styrenics LLC. See Note E to the Consolidated Financial Statements for additional information concerning the Company’s recent divestitures. For the first nine months of 2010, Dow’s share of the earnings of nonconsolidated affiliates was $799 million, up significantly from $411 million for the same period last year, with the same joint ventures driving the increase in earnings. Equity earnings in the first nine months of 2009 were negatively impacted by $29 million for the Company’s share of a restructuring charge recognized by Dow Corning.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net for the third quarter of 2010 was net expense of $10 million, compared with net income of $813 million in the same quarter of 2009. Sundry income (expense) – net was reduced by losses of $46 million in the third quarter of 2010 and $56 million in the third quarter of 2009 related to the early extinguishment of debt. In the third quarter of 2010, a net $2 million increase in the second quarter net gain of $51 million on the divestiture of Styron was recognized; the $2 million increase included a net gain on the sale of two small, related joint ventures, working capital adjustments and additional costs to sell. Sundry income (expense) – net in the third quarter of 2009 included a pretax gain of $513 million on the sale of the Company’s ownership interest in TRN and related inventory, and a pretax gain of $328 million on the sale of the Company’s ownership interest in OPTIMAL. Year to date, sundry income (expense) – net was income of $168 million, reflecting gains on several small divestitures in 2010 as well as the gain on Styron. This compared with income of $833 million in the first nine months of 2009.

On March 2, 2010, Dow announced that it had signed a definitive agreement for the sale of Styron to an affiliate of Bain Capital Partners. On June 17, 2010, the sale was completed for $1,561 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments. Businesses and products sold included: Styrenics – polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene; Emulsion Polymers; Polycarbonate and Compounds and Blends; Synthetic Rubber; and certain products from Dow Automotive Systems. Also included in the sale were certain styrene monomer assets and the Company’s 50 percent ownership interest in Americas Styrenics LLC, a principal nonconsolidated affiliate. The transaction resulted in several long-term supply, service and purchase agreements between Dow and Styron. In addition, the Company elected to acquire a 7.5 percent equity interest in the resulting privately held, global materials company. The Company recognized a pretax gain of $51 million on the sale in the second quarter of 2010, included in “Sundry income (expense) – net” and reflected in the following operating segments: Performance Systems ($15 million), Performance Products ($26 million) and Basic Plastics ($10 million). The transaction resulted in an after-tax loss of $16 million, primarily because goodwill related to the divestiture was not tax deductible. In the third quarter of 2010, a net $2 million increase in the gain on the divestiture of Styron was recognized, impacting the Basic Plastics segment, and resulting in an additional $23 million after-tax loss. See Note E to the Consolidated Financial Statements for additional information.

Net interest expense (interest expense less capitalized interest and interest income) was $355 million in the third quarter of 2010, compared with $482 million in the third quarter of last year. Net interest expense for the third quarter of 2009 reflected costs of the initial financing for the April 1, 2009 acquisition of Rohm and Haas. Year to date, net interest expense was $1,081 million, compared with $1,140 million in the first nine months of 2009. The decrease in year-to-date interest expense reflected the Company’s repayment and refinancing of outstanding indebtedness compared with the same period last year. Interest income was $7 million in the third quarter of 2010, compared with $6 million in the third quarter of 2009, and $24 million for the first nine months of 2010, down from $27 million in the first nine months of 2009.

The effective tax rate for the third quarter of 2010 was 16.0 percent compared with 20.3 percent for the third quarter of 2009. For the first nine months of 2010, the effective tax rate was 16.1 percent, compared with a tax benefit of 21.6 percent for the first nine months of 2009. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The third quarter of 2010 tax rate was favorably impacted by strong equity earnings and improved results in Europe. Year to date, the tax rate for 2010 was also favorably impacted by audit settlements and the closure of tax years. The year-to-date tax rate in 2009 was favorably impacted by higher equity earnings relative to the Company’s total income before income taxes and accrual-to-return adjustments in the United States and foreign jurisdictions. The Patient Protection and Affordable Care Act signed on March 23, 2010 eliminated the tax deduction related to the Medicare Part D subsidy. The impact of this legislation was immaterial to the Company.

On June 30, 2009, the Company sold the Calcium Chloride business and recognized a $162 million pretax gain. The results of operations related to the Calcium Chloride business prior to the divestiture were reclassified and reported as income from discontinued operations. Discontinued operations (net of income tax benefit) for the third quarter of 2009 was a loss of $4 million ($0.01 per share) related to post-closing adjustments. Income from discontinued operations (net of income taxes) for the first nine months of 2009 was $110 million ($0.11 per share).

Net income (loss) attributable to noncontrolling interests was zero in the third quarter of 2010, compared with a loss of $1 million in the third quarter of 2009. Net income (loss) attributable to noncontrolling interests was income of $9 million in the first nine months of 2010, compared with income of $22 million in the first nine months of 2009. Net income (loss) attributable to noncontrolling interests in the first nine months of 2009 included income attributable to Tornado Finance V.O.F. preferred partnership units, which were redeemed in July 2009.

Preferred stock dividends of $85 million were recognized in the third quarter of 2010 ($255 million for the first nine months of 2010) related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A, which was issued on April 1, 2009. Preferred stock dividends of $85 million were recognized in the third quarter of 2009. For the first nine months of 2009, preferred stock dividends of $227 million were recognized, including $170 million related to Cumulative Convertible Perpetual Preferred Stock, Series A. The remaining $57 million of dividends related to Cumulative Perpetual Preferred Stock, Series B and Cumulative Convertible Perpetual Preferred Stock, Series C, both of which were retired in the second quarter of 2009.

Net income available for common stockholders was $512 million or $0.45 per share for the third quarter of 2010, compared with $711 million or $0.63 per share for the third quarter of 2009. Net income available for common stockholders for the first nine months of 2010 was $1,544 million or $1.35 per share, compared with $249 million or $0.24 per share for the same period of 2009.

The following tables summarize the impact of certain items recorded in the three-month and nine-month periods ended September 30, 2010 and September 30, 2009, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Transaction, integration and other acquisition costs	$(35)	$(47)	$(23)	$(34)	$(0.02)	$(0.03)
Gain (Loss) on divestiture of Styron	2	-	(23)	-	(0.02)	-
Labor-related litigation matter	(50)	-	(33)	-	(0.03)	-
Gain on sale of TRN	-	457	-	321	-	0.29
Gain on sale of OPTIMAL	-	328	-	191	-	0.17
Loss on early extinguishment of debt	(46)	(56)	(29)	(36)	(0.02)	(0.03)
Total Dow	$(129)	$682	$(108)	$442	$(0.09)	$0.40

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
In millions, except per share amounts	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
One-time increase in cost of sales related to fair valuation of Rohm and Haas inventories	-	$(209)	-	$(132)	-	$(0.13)
Restructuring charges	$(29)	(681)	$(16)	(462)	$(0.02)	(0.45)
Transaction, integration and other acquisition costs	(98)	(181)	(64)	(136)	(0.05)	(0.13)
Dow Corning restructuring	-	(29)	-	(27)	-	(0.03)
Gain (Loss) on divestiture of Styron	53	-	(39)	-	(0.03)	-
Labor-related litigation matter	(50)	-	(33)	-	(0.03)	-
Gain on sale of TRN	-	457	-	321	-	0.29
Gain on sale of OPTIMAL	-	328	-	191	-	0.17
Loss on early extinguishment of debt	(46)	(56)	(29)	(36)	(0.02)	(0.03)
Total	$(170)	$(371)	$(181)	$(281)	$(0.15)	$(0.31)
(1)	Impact on “Income from Continuing Operations Before Income Taxes”
(2)	Impact on “Net Income from Continuing Operations”
(3)	Impact on “Net income from continuing operations available for common stockholders – Earnings per common share – diluted”

SEGMENT RESULTS

The reported results by operating segment, including sales, EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization) and equity in earnings of nonconsolidated affiliates, can be found in Note Q to the Consolidated Financial Statements. The Company uses EBITDA as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. Note Q to the Consolidated Financial Statements also includes a reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes.”

In order to provide the most meaningful comparison of results by reportable segment, the following discussion and analysis compares year-to-date actual results for 2010 to actual results for the second and third quarters of 2009 plus pro forma historical results for the first quarter of 2009. The unaudited pro forma historical segment information is based on the historical consolidated financial statements and accompanying notes of both Dow and Rohm and Haas and was prepared to illustrate the effects of the Company’s acquisition of Rohm and Haas, assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008.

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

Electronic and Specialty Materials	Three Months Ended		Nine Months Ended
Actual Results In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$1,402	$1,256	$4,054	$2,896
EBITDA	$426	$407	$1,260	$644

Electronic and Specialty Materials	Three Months Ended		Nine Months Ended
2010 Actual Versus 2009 Pro Forma In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$1,402	$1,256	$4,054	$3,391
Price change from comparative period	(1)%	N/A	(1)%	N/A
Volume change from comparative period	13%	N/A	21%	N/A
Equity earnings	$98	$94	$323	$157
EBITDA	$426	$407	$1,260	$658
Certain items impacting EBITDA	-	-	$(8)	$(172)

Electronic and Specialty Materials sales were $1,402 million in the third quarter of 2010, up 12 percent from $1,256 million in the third quarter of 2009. Volume was strong across all geographic areas and in most businesses, reflecting global economic recovery and increased customer demand, especially in the electronics industry. EBITDA in the third quarter of 2010 was $426 million, up from $407 million in the third quarter of 2009. EBITDA improved from last year as higher volume and higher equity earnings from Dow Corning more than offset higher raw materials and manufacturing costs.

Dow Electronic Materials sales in the third quarter of 2010 were up 22 percent from the same quarter last year, driven by higher volume, especially in the emerging geographies, primarily due to strong demand recovery across electronics end-markets. Semiconductor foundry utilization rates improved compared with the same quarter of last year and were running in excess of 90 percent by the end of the third quarter of 2010. Dow Electronic Materials also reported increased demand for materials for organic light emitting diodes and liquid crystal displays and film materials that replace glass used in plasma display panels.

Specialty Materials sales in the third quarter of 2010 were up 6 percent from the third quarter of 2009, as prices decreased 2 percent, due to currency, and volume improved 8 percent. Volume increased in all geographic areas and in most businesses, especially Dow Water and Process Solutions, driven by higher demand for ion exchange resins and reverse osmosis membranes. Demand for specialty cellulosics used in food and nutrition and in industrial construction also improved significantly compared with same quarter last year.

Electronic and Specialty Materials sales were $4,054 million for the first nine months of 2010, up 20 percent from $3,391 million in the first nine months of 2009. Compared with the first nine months of 2009, volume increased 21 percent and price dropped 1 percent. EBITDA for the first nine months of 2010 was $1,260 million, a significant increase from $658 million for the first nine months of 2009. Higher volume, higher equity earnings from Dow Corning, and lower SG&A expenses driven by the Company’s cost control programs all contributed to the EBITDA improvement. Results in the first nine months of 2010 were negatively impacted by an $8 million adjustment to the 2009 restructuring charge related to the closure of a small manufacturing facility. Results in the first nine months of 2009 were negatively impacted by restructuring charges ($68 million), an increase in cost of sales related to the fair valuation of Rohm and Haas inventories ($75 million), and the Company’s $29 million share of a restructuring charge recognized by Dow Corning.

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

Coatings and Infrastructure	Three Months Ended		Nine Months Ended
Actual Results In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$1,321	$1,330	$3,868	$2,978
EBITDA	$225	$213	$548	$259

Coatings and Infrastructure	Three Months Ended		Nine Months Ended
2010 Actual Versus 2009 Pro Forma In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$1,321	$1,330	$3,868	$3,610
Price change from comparative period	9%	N/A	8%	N/A
Volume change from comparative period	(10)%	N/A	(1)%	N/A
Equity earnings	-	$1	$2	$3
EBITDA	$225	$213	$548	$359
Certain items impacting EBITDA	-	-	$(5)	$(254)

Coatings and Infrastructure sales were $1,321 million in the third quarter of 2010, down slightly from $1,330 million in the third quarter of 2009. Compared with the third quarter of 2009, price increased 9 percent while volume declined 10 percent. Price improved across all geographic areas and most businesses, especially in Dow Coating Materials, driven by higher raw material costs. Volume was down due to the Company’s divestiture of certain specialty latex assets in January 2010, as required by the United States Federal Trade Commission (“FTC”) to obtain approval of the Rohm and Haas acquisition, and the June 1, 2010 divestiture of the Powder Coatings business, acquired as part of the acquisition of Rohm and Haas. Excluding these divestitures, volume increased 1 percent for the segment. Dow Coating Materials sales, excluding divestitures, increased due to price, with volume flat. In Dow Building and Construction, sales were higher despite a significant drop in new home sales in the United States and lower construction activity in Europe.

EBITDA in the third quarter of 2010 was $225 million, up from $213 million in the third quarter of 2009. Compared with the third quarter of 2009, price increases, improved operating rates and lower SG&A expenses more than offset lower sales volume, additional R&D investment in solar technologies and higher raw materials costs. The increase in raw materials costs was partially due to purchases of polystyrene at market prices by the Building and Construction business. Following the sale of the Company’s polystyrene assets on June 17, 2010 as part of the Styron divestiture, polystyrene is no longer purchased at cost.

Coatings and Infrastructure sales were $3,868 million for the first nine months of 2010, up 7 percent from $3,610 million in the first nine months of 2009. Compared with the first nine months of 2009, price was up 8 percent, while volume declined 1 percent. The increase in price was broad-based, primarily driven by higher raw material costs. Excluding the FTC required divestiture of specialty latex assets and the divestiture of the Powder Coatings business, volume increased 7 percent. The increase in volume was driven by higher demand for adhesives used in packaging and leather applications, which more than offset lower demand for architectural coatings.

EBITDA for the first nine months of 2010 was $548 million, compared with $359 million in the first nine months of 2009. Year-to-date results for 2010 were negatively impacted by $5 million in restructuring charges related to the FTC required divestiture of specialty latex assets. EBITDA for the first nine months of 2009 was reduced by $172 million of restructuring charges primarily related to the Company’s actions to optimize facilities following the acquisition of Rohm and Haas and was further reduced by an increase in cost of sales of $82 million related to the fair valuation of Rohm and Haas inventories. Compared with the first nine months of 2009, the benefit of higher prices, improved operating rates and lower SG&A expenses was more than offset by significantly higher raw material costs.

HEALTH AND AGRICULTURAL SCIENCES

Dow AgroSciences is a global leader in providing agricultural and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

Health and Agricultural Sciences	Three Months Ended		Nine Months Ended
Actual Results In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$948	$796	$3,593	$3,446
EBITDA	$(12)	$5	$568	$504

Health and Agricultural Sciences	Three Months Ended		Nine Months Ended
2010 Actual Versus 2009 Pro Forma In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$948	$796	$3,593	$3,461
Price change from comparative period	(7)%	N/A	(4)%	N/A
Volume change from comparative period	26%	N/A	8%	N/A
Equity earnings	$2	$2	$3	$3
EBITDA	$(12)	$5	$568	$508
Certain items impacting EBITDA	-	-	-	$15

Health and Agricultural Sciences sales were $948 million in the third quarter of 2010, up 19 percent from $796 million in the third quarter of 2009. Compared with the third quarter of 2009, sales volume increased 26 percent while price declined 7 percent. Sales volume growth was driven by a strong start to the growing season in Latin America, 50 percent volume growth in Seeds, Traits and Oils, and increased herbicide sales in North America. The third quarter of 2010 price decline compared with the same period last year was driven by continued generic competition on commodity agricultural chemicals. EBITDA for the third quarter of 2010 was a loss of $12 million, down from earnings of $5 million in the third quarter of 2009. Despite an improvement in volume, EBITDA declined primarily due to price declines and increased investment in R&D.

For the first nine months of 2010, sales for Health and Agricultural Sciences were $3,593 million, up 4 percent from $3,461 million in 2009, as sales volume increased 8 percent and price declined 4 percent. For 2010, EBITDA for the segment was $568 million, up from $508 million in the first nine months of 2009. For the first nine months of 2010, increased sales volume, new product growth and continued cost improvements across the portfolio more than offset lower pricing on commodity agricultural chemicals and increased investment in R&D. EBITDA for the first nine months of 2009 was favorably impacted by a $15 million reduction in the 2007 restructuring charge.

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

Performance Systems	Three Months Ended		Nine Months Ended
Actual Results In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$1,578	$1,538	$5,027	$4,167
EBITDA	$225	$207	$652	$521

Performance Systems	Three Months Ended		Nine Months Ended
2010 Actual Versus 2009 Pro Forma In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$1,578	$1,538	$5,027	$4,277
Price change from comparative period	3%	N/A	5%	N/A
Volume change from comparative period	-	N/A	13%	N/A
Equity earnings	$(2)	$3	-	$6
EBITDA	$225	$207	$652	$522
Certain items impacting EBITDA	-	$1	$15	$(29)

Performance Systems sales were $1,578 million in the third quarter of 2010, up 3 percent from $1,538 million in the third quarter of 2009. Price increases were reported in all geographic areas except EMEA where prices remained flat as currency offset the increase in local prices. Volume increased for Dow Formulated Systems and Dow Wire and Cable as Dow Formulated Systems experienced growth in energy efficiency and alternative energy applications, while Dow Wire and Cable experienced growth in power and telecom applications. Offsetting these increases, volume for Dow Elastomers and Dow Automotive Systems was down due to the divestiture of Synthetic Rubber and certain products from Dow Automotive Systems in the second quarter of 2010. Excluding divestitures, volume for the segment improved 12 percent.

EBITDA for Performance Systems in the third quarter of 2010 was $225 million, up from $207 million in the third quarter of 2009. Compared with the third quarter of last year, EBITDA improved across the Performance Systems businesses, with the exception of Dow Automotive Systems and Dow Wire and Cable, as the impact of higher feedstock and energy and other raw material costs was more than offset by improved volume mix and price increases. EBITDA for the third quarter of 2009 was favorably impacted $1 million from the sale of the Company’s ownership interest in OPTIMAL.

For the first nine months of 2010, Performance Systems sales were $5,027 million, up 18 percent from $4,277 million in the first nine months of 2009. Volume increased 13 percent with growth reported in most businesses, with exceptional strength in Dow Automotive Systems and Dow Formulated Systems, as the automotive and alternative energy industries rebounded from the global economic slowdown. Double-digit volume growth was reported in most geographic areas, with particular strength in Latin America, as the demand for alternative energy formulations, wire and cable applications, packaging materials and automotive plastics increased. Compared with the first nine months of 2009, price rose in all businesses, except Dow Formulated Systems, with Dow Elastomers reporting the most significant increase due to tight supply/demand balances.

EBITDA for the first nine months of 2010 was $652 million, compared with $522 million in the first nine months of 2009. EBITDA in 2010 included a $15 million gain on the sale of Styron on June 17, 2010. EBITDA in 2009 was reduced $30 million by an increase in cost of sales related to the Rohm and Haas inventory fair valuation and favorably impacted $1 million from the sale of the Company’s ownership interest in OPTIMAL. Compared with the first nine months of last year, EBITDA improved as volume growth, higher prices and improved operating rates more than offset higher feedstock and energy and raw material costs.

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

Performance Products	Three Months Ended		Nine Months Ended
Actual Results In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$2,630	$2,420	$8,187	$6,392
EBITDA	$429	$438	$1,047	$840

Performance Products	Three Months Ended		Nine Months Ended
2010 Actual Versus 2009 Pro Forma In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$2,630	$2,420	$8,187	$6,519
Price change from comparative period	13%	N/A	18%	N/A
Volume change from comparative period	(4)%	N/A	8%	N/A
Equity earnings	$(7)	$19	$2	$27
EBITDA	$429	$438	$1,047	$797
Certain items impacting EBITDA	-	$140	$11	$45

Performance Products sales were $2,630 million in the third quarter of 2010, up 9 percent from $2,420 million in the third quarter of 2009. The price increase of 13 percent – driven by increased feedstock and energy and other raw materials costs – was broad-based, with double-digit increases in most businesses and in all geographic areas, resulting in expanded margins for the segment. Volume was down 4 percent, reflecting the sale of the Company’s Emulsion Polymers assets (as part of the Styron divestiture completed on June 17, 2010) and a volume decrease in the Performance Monomers business. Excluding the Emulsion Polymers divestiture, volume was up 10 percent compared with the third quarter of last year. However, a portion of the increase was due to new product supply agreements with Styron for phenol used in polycarbonate-based applications, which boosted sales within the Epoxy business. Sales for the Epoxy business also increased due to improved demand for resins used in the growing wind energy industry in China. Oxygenated Solvents also reported a significant increase in sales, driven by strong volume in emerging geographies, particularly in the Asia Pacific consumer electronics industry, and increased demand globally for products used in health and nutrition. Volume for Polyurethanes increased slightly compared with the third quarter of 2009, as improvement in EMEA, North America and Latin America was largely offset by a decline in volume in Asia Pacific where the business made the decision to forgo low-margin sales.

EBITDA in the third quarter 2010 was $429 million, down from $438 million in the third quarter of 2009, which included a $140 million gain on the sale of the Company’s ownership in OPTIMAL. Compared with the third quarter of last year, price increases and volume growth (excluding the Emulsion Polymers divestiture), along with improved operating rates and lower R&D expenses more than offset the increase in feedstock and energy and other raw materials costs and lower equity earnings.

Performance Products sales were $8,187 million for the first nine months of 2010, up 26 percent from $6,519 million in 2009. Compared with the first nine months of 2009, price increased 18 percent with double-digit price increases in Performance Monomers, Epoxy, Oxygenated Solvents and Polyurethanes. Volume improved 8 percent with double-digit volume increases across most major businesses, which more than offset sales lost due to the Emulsion Polymers divestiture.

EBITDA was $1,047 million for the first nine months of 2010, compared with $797 million for the first nine months of 2009. EBITDA in the first nine months of 2010 included a $26 million gain on the sale of Styron, partially offset by adjustments of $15 million to the 2009 restructuring charges. EBITDA for the first nine months of 2009 was impacted by $73 million in restructuring charges, a $22 million increase in cost of sales related to the fair valuation of Rohm and Haas inventories, and the $140 million gain on the sale of OPTIMAL. Compared with the first nine months of 2009, although price increases have not kept pace with the rise in feedstock and energy and other raw materials costs, EBITDA improved due to volume growth, improved operating rates and lower R&D and SG&A expenses.

BASIC PLASTICS

The Basic Plastics segment includes the following businesses: Polyethylene; Polypropylene; Styrenics; Basic Plastics Licensing and Catalyst; and Polycarbonate and Compounds and Blends. These world-leading businesses provide a broad range of products and solutions by leveraging Dow’s leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships. Product applications range from beverage bottles, disposable diaper liners and toys to plastic pipe, oil tanks and road equipment. The Basic Plastics segment also includes the results of Equipolymers, Americas Styrenics LLC (through the June 17, 2010 divestiture of Styron) and Univation Technologies, LLC, and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

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

For the Basic Plastics segment, there was no difference between actual and pro forma sales and EBITDA for the nine-month period ended September 30, 2009.

Basic Plastics	Three Months Ended		Nine Months Ended
2010 Actual Versus 2009 Actual In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$2,618	$2,636	$8,633	$7,036
Price change from comparative period	11%	N/A	29%	N/A
Volume change from comparative period	(12)%	N/A	(6)%	N/A
Equity earnings	$63	$55	$187	$113
EBITDA	$731	$590	$2,145	$1,117
Certain items impacting EBITDA	$2	-	$12	$(1)

Basic Plastics sales in the third quarter of 2010 were $2,618 million, down 1 percent from $2,636 million in the third quarter of 2009. The momentum of the global economic recovery continued into the third quarter of 2010. Feedstock and energy costs were higher than those of the third quarter of 2009, and as a result, Basic Plastics was able to achieve double-digit price increases compared with the third quarter of 2009 in all geographic areas except Asia Pacific. The decline in volume for the segment reflected the divestiture of the Styrenics and Polycarbonate and Compounds and Blends businesses as part of the June 17, 2010 divestiture of Styron. Excluding the impact of the Styron divestiture, sales volume improved 5 percent, increasing significantly in North America and more modestly in Asia Pacific. Volume was flat in Latin America and down slightly in EMEA. Polypropylene demand was particularly strong in the consumer durables, food packaging, automotive and fiber sectors, while polyethylene demand improved in the consumer and specialty packaging sectors. Polyethylene production in Latin America increased compared with the second quarter of 2010, as the ethylene availability for the Company’s Bahia Blanca facility in Argentina returned to normal levels.

EBITDA in the third quarter of 2010 was $731 million, up from $590 million in the third quarter of 2009. While feedstock and energy, raw materials and freight costs were higher compared with the third quarter of 2009, the increases were more than offset by higher prices and improved equity earnings from the Company’s joint ventures in Kuwait. EBITDA for the third quarter of 2010 included a net $2 million increase in the gain on the divestiture of Styron, reflecting a net gain on the sale of two small, related joint ventures, various working capital adjustments and additional costs to sell.

Basic Plastics sales for the first nine months of 2010 were $8,633 million, up 23 percent from $7,036 million in the first nine months of 2009. Compared with the first nine months of 2009, prices were up 29 percent while volume declined 6 percent. EBITDA for the first nine months of 2010 was $2,145 million, up from $1,117 million in the first nine months of 2009. EBITDA improved as the increase in prices and improved equity earnings from the Company’s joint ventures in Kuwait more than offset the unfavorable impact of higher feedstock and energy, raw materials and freight costs. EBITDA for the first nine months of 2010 included a $12 million net gain on the divestiture of Styron. EBITDA for the first nine months of 2009 included $1 million of restructuring charges.

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

For the Basic Chemicals segment, there was no difference between actual and pro forma sales and EBITDA for the nine-month period ended September 30, 2009.

Basic Chemicals	Three Months Ended		Nine Months Ended
2010 Actual Versus 2009 Actual In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$757	$568	$2,203	$1,739
Price change from comparative period	20%	N/A	19%	N/A
Volume change from comparative period	13%	N/A	8%	N/A
Equity earnings	$92	$45	$244	$94
EBITDA	$181	$195	$401	$83
Certain items impacting EBITDA	-	$187	-	$112

Basic Chemicals sales were $757 million in the third quarter of 2010, up 33 percent from $568 million in the third quarter of 2009. Compared with the third quarter of last year, price was up, with increases reported across all businesses. Volume also improved for the segment, but varied by business. Sales for the Chlor-Alkali/Chlor-Vinyl business increased 48 percent over the third quarter of 2009, driven by a 24 percent increase in price and 24 percent increase in volume. Caustic soda volume and price improved due to increased demand in the alumina and pulp and paper industries. Vinyl chloride monomer (“VCM”) prices increased in response to higher ethylene costs and strong U.S. polyvinyl chloride (“PVC”) export demand. VCM volume in the third quarter of 2009 was impacted by planned maintenance turnarounds at the Company’s production facility in Schkopau, Germany. Sales for the Ethylene Oxide/Ethylene Glycol (“EO/EG”) business were down compared with the third quarter of 2009, as a 12 percent decrease in volume more than offset a 9 percent increase in price. EO/EG volume in EMEA was negatively impacted by the closure of the Company’s Wilton, England facility in January 2010. Sales for the Chlorinated Organics business improved due to improved pricing in refrigerants, flouropolymers and solvent applications.

EBITDA in the third quarter of 2010 was $181 million, down from $195 million in third quarter of 2009, which included a $187 million gain on the sale of the Company’s ownership interest in OPTIMAL. EBITDA improved significantly due to higher prices, improved operating rates and higher equity earnings from EQUATE, MEGlobal and The Kuwait Olefins Company K.S.C.

For the first nine months of 2010, sales for Basic Chemicals were $2,203 million, up 27 percent from $1,739 million in the same period last year with a 19 percent increase in price and an 8 percent increase in volume. EBITDA for the first nine months of 2010 was $401 million, compared with $83 million in the same period last year. EBITDA improved significantly as higher prices, improved operating rates and higher equity earnings from EQUATE, MEGlobal and The Kuwait Olefins Company K.S.C. more than offset an increase in feedstock and energy costs. EBITDA for the first nine months of 2009 included a $187 million gain on the sale of OPTIMAL and was reduced by $75 million of restructuring costs.

On July 1, 2010, Dow announced it will form a 50:50 manufacturing joint venture with Mitsui & Co., Ltd. to construct, own and operate a new membrane chlor-alkali facility located at Dow’s Freeport, Texas, integrated manufacturing complex. Construction is slated to begin in the fourth quarter of this year, and operations are expected to begin in mid-2013. The new facility will have an annual capacity of approximately 800 kilotons. Under contract to the joint venture, Dow will operate and maintain the facility. As such, the joint venture is anticipated to be consolidated in Dow’s consolidated financial statements.

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

For the Hydrocarbons and Energy segment, there was no difference between actual and pro forma sales and EBITDA for the nine-month period ended September 30, 2009.

Hydrocarbons and Energy	Three Months Ended		Nine Months Ended
2010 Actual Versus 2009 Actual In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$1,540	$1,209	$4,096	$3,107
Price change from comparative period	14%	N/A	38%	N/A
Volume change from comparative period	13%	N/A	(6)%	N/A
Equity earnings	$6	$11	$50	$15
EBITDA	$2	$457	$1	$392
Certain items impacting EBITDA	-	$457	-	$392

Hydrocarbons and Energy sales were $1,540 million in the third quarter of 2010, up 27 percent from $1,209 million in the third quarter of 2009, consisting of a 14 percent increase in price, driven by higher feedstock and energy costs, and a 13 percent increase in volume. The Company’s product supply agreements with Styron led to a substantial increase in trade sales for the segment compared with the third quarter of 2009. These additional trade sales more than offset the loss of refinery sales following the third quarter of 2009 divestiture of the Company’s ownership interest in TRN. Excluding prior period sales related to TRN, volume increased 57 percent compared with the third quarter of 2009. For the first nine months of 2010, sales were $4,096 million, up 32 percent from $3,107 million in the first nine months of 2009.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities, while natural gas is used as a fuel. The Company’s cost of purchased feedstock and energy in the third quarter of 2010 increased $585 million, or 14 percent, compared with the same quarter of last year.

The Hydrocarbons and Energy business transfers materials to Dow’s derivatives businesses at net cost. As a result, EBITDA for the segment was near breakeven for the three-month and nine-month periods ended September 30, 2010. EBITDA for the third quarter of 2009 was $457 million, due to a gain on the sale of the Company’s ownership interest in TRN (see Note E to the Consolidated Financial Statements). EBITDA for the first nine months of 2009 was $392 million, which included the gain on the sale of the Company’s ownership interest in TRN and restructuring charges of $65 million.

CORPORATE

Included in the results for Corporate are:

•	results of insurance company operations,

•	results of Morton International, Inc. (through the October 1, 2009 divestiture of this business),

•	gains and losses on sales of financial assets,

•	stock-based compensation expense and severance costs,

•	changes in the allowance for doubtful receivables,

•	expenses related to New Ventures,

•	asbestos-related defense and resolution costs,

•	foreign exchange hedging results, and

•	certain overhead and other cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended		Nine Months Ended
Actual Results In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$74	$293	$242	$648
EBITDA	$(425)	$(275)	$(1,178)	$(878)

Corporate	Three Months Ended		Nine Months Ended
2010 Actual Versus 2009 Pro Forma In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$74	$293	$242	$1,038
Equity earnings	$(1)	$(6)	$(12)	$(7)
EBITDA	$(425)	$(275)	$(1,178)	$(837)
Certain items impacting EBITDA	$(131)	$(103)	$(195)	$(563)

Sales for Corporate were $74 million in the third quarter of 2010, down from the third quarter of 2009 due to the divestiture of Morton International, Inc. (“Morton”) in the fourth quarter of 2009.

EBITDA in the third quarter of 2010 was a loss of $425 million, compared with a loss of $275 million in the third quarter of 2009. In addition to labor-related litigation costs of $50 million, a $46 million loss on the early extinguishment of debt and integration costs of $35 million related to the April 1, 2009 acquisition of Rohm and Haas, EBITDA for third quarter of 2010 was negatively impacted by higher performance-based compensation (including stock-based compensation and increased expense related to greater employee participation in the Employees’ Stock Purchase Plan) and the absence of earnings from Morton. EBITDA for the third quarter of 2009 was reduced by costs related to the acquisition of Rohm and Haas of $103 million, including a $56 million loss on the early extinguishment of debt held by Morton, other transaction and integration costs of $21 million and an additional $26 million of acquisition-related retention expenses.

EBITDA for the first nine months of 2010 was a loss of $1,178 million, compared with a loss of $837 million in the same period last year. Similar to the quarterly results, year-to-date EBITDA was reduced by integration costs of $98 million related to the acquisition of Rohm and Haas, $50 million of labor-related litigation costs, a $46 million loss on the early extinguishment of debt and a $1 million net adjustment to the 2009 restructuring plan. EBITDA for the first nine months of 2009 was reduced by spending related to the acquisition of Rohm and Haas of $261 million (including $80 million incurred by Rohm and Haas prior to the acquisition), restructuring charges totaling $244 million, a $56 million loss on the early extinguishment of debt held by Morton, and $2 million of costs related to the 2008 hurricanes. In addition to the certain items impacting both year-to-date periods, EBITDA for the first nine months of 2010 was lower due to increased performance-based compensation (including stock-based compensation and increased expense related to greater employee participation in the Employees’ Stock Purchase Plan), the absence of earnings from Morton and increased asbestos-related defense costs.

Sales Volume and Price by Operating Segment and Geographic Area Pro Forma Comparisons
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	13%	(1)%	12%	21%	(1)%	20%
Coatings and Infrastructure	(10)	9	(1)	(1)	8	7
Health and Agricultural Sciences	26	(7)	19	8	(4)	4
Performance Systems	-	3	3	13	5	18
Performance Products	(4)	13	9	8	18	26
Basic Plastics	(12)	11	(1)	(6)	29	23
Basic Chemicals	13	20	33	8	19	27
Hydrocarbons and Energy	13	14	27	(6)	38	32
Total	(1)%	8%	7%	2%	15%	17%
Geographic areas
United States	-	11%	11%	1%	16%	17%
Europe, Middle East and Africa (1)	(4)%	5	1	-	15	15
Rest of World	-	9	9	6	12	18
Total	(1)%	8%	7%	2%	15%	17%

Sales Volume and Price by Operating Segment and Geographic Area Pro Forma Comparisons, Excluding Divestitures (2)
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	13%	(1)%	12%	21%	(1)%	20%
Coatings and Infrastructure	1	10	11	7	9	16
Health and Agricultural Sciences	26	(7)	19	8	(4)	4
Performance Systems	12	4	16	17	6	23
Performance Products	10	15	25	15	19	34
Basic Plastics	5	14	19	-	31	31
Basic Chemicals	13	20	33	9	18	27
Hydrocarbons and Energy	57	20	77	30	53	83
Total	14%	9%	23%	12%	16%	28%
Geographic areas
United States	15%	13%	28%	12%	18%	30%
Europe, Middle East and Africa (1)	16	7	23	12	17	29
Rest of World	10	10	20	11	13	24
Total	14%	9%	23%	12%	16%	28%

(1)	Sales to customers in the Middle East and Africa, previously reported with Rest of World, are now aligned with Europe, Middle East and Africa; prior period sales have been adjusted to reflect this realignment.
(2)	Excludes sales of the Salt business of Rohm and Haas divested on October 1, 2009, sales related to TRN divested on September 1, 2009, sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010 and sales of Styron divested on June 17, 2010.

OUTLOOK

In the third quarter of 2010, Dow’s results showed broad-based volume gains (excluding prior period divestitures), with the largest increases reported in North America and Europe, pointing to building momentum in the economic recovery of developed regions. Many of Dow’s major end-markets – notably, electronics, coatings, automotive and packaging – are showing resilience to external economic conditions and are on a growth trend, despite the curtailment of government stimulus. These signals give the Company greater confidence in its view that a double-dip recession will not occur and that a more stable economic environment is taking hold.

In the United States, the Company expects growth to continue, although at a slower rate than earlier this year. Business conditions are improving, with corporate profits and investments rising and industrial production showing solid gains compared with last year. The U.S. economy’s recovery, however, will continue to face headwinds from high unemployment, slow job growth, and continued weakness in residential and commercial construction. Moreover, expected monetary easing could lead to inflation in dollar-denominated commodity prices and deflationary pressure on wages and asset values.

In Europe, disparate growth rates have been reported across the continent. Economic conditions have shown solid improvement in northern Europe and in the emerging countries of eastern Europe. Meanwhile, growth in southern Europe continues to be restrained by sovereign debt concerns and tightening in government spending. Looking ahead, the region’s growth is expected to be more in line with domestic consumption.

The emerging economies are expected to continue to show robust growth, with strong performance reported in fast-growing regions of Asia Pacific and Latin America, particularly China and Brazil. Fiscal policy tightening in China has thus far modestly tempered growth and reduced concerns about asset bubbles and a dramatic weakening in economic conditions. In Brazil, economic recovery continues to be led by solid domestic demand, with the Company reporting notable strength in infrastructure, industrial and packaging end-markets.

Purchased feedstock and energy costs are expected to remain elevated for the remainder of 2010 compared with last year as a result of improved economic conditions and rising demand. Additionally, dollar-denominated commodities, such as crude oil, may face upward pressure due to a relatively weaker U.S. dollar. The Company does not expect a rapid rise in costs as global economic growth is expected to follow a more measured pace. However, volatility in feedstock and energy costs is expected to continue. Within the chemical industry, the growing supply of natural gas liquids could benefit the competitiveness of U.S. chemical assets. Meanwhile, the start up of significant new ethylene capacity outside of the United States and Europe is expected to negatively impact supply fundamentals across the ethylene chain and put downward pressure on the profitability of higher-cost production assets within the industry.

Amidst these dynamics, the Company will continue to execute its strategic and financial plan. With a strong presence in high-growth geographic areas and end-markets, the Company is well-positioned to benefit from the global economic recovery, which has been evident thus far in 2010. Going forward, Dow’s plans continue to assume that a dramatic improvement in economic conditions will not occur in the near future. As such, the Company will remain focused on the things within its control to realize the full potential of its business portfolio and lean cost structure, while preferentially investing for growth in the Performance businesses and in the emerging geographic areas. This combination positions the Company well to deliver continued earnings growth.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sept. 30, 2010	Sept. 30, 2009
Cash provided by (used in):
Operating activities	$2,267	$671
Investing activities	781	(15,215)
Financing activities	(2,775)	14,261
Effect of exchange rate changes on cash	58	64
Cash assumed in initial consolidation of variable interest entities	46	-
Net change in cash and cash equivalents	$377	$(219)

In the first nine months of 2010, cash provided by operating activities increased significantly compared with the same period last year primarily due to increased earnings, partially offset by an increase in working capital requirements.

Cash provided by investing activities in the first nine months of 2010 reflected proceeds from the divestiture of Styron, as well as other smaller divestitures, and the usage of cash for capital expenditures. Cash used in investing activities in the first nine months of 2009 reflected the April 1, 2009 acquisition of Rohm and Haas for $15,681 million, the purchase of a previously leased ethylene plant in Canada for $713 million, and the usage of cash for capital expenditures, partially offset by the proceeds from the sale of nonconsolidated affiliates, TRN ($742 million) and OPTIMAL ($660 million).

In the first nine months of 2010, cash used in financing activities included payments on long-term debt and commercial paper, payments on notes payable related to the monetization of accounts receivable in Europe, and the payment of dividends to stockholders. Cash provided by financing activities in the first nine months of 2009 reflected the funding for the acquisition of Rohm and Haas and the payment of dividends to stockholders, partially offset by the repayment of a $674 million note payable by Calvin Capital LLC, a wholly owned subsidiary of the Company, and the redemption of the preferred partnership units and accrued dividends of Tornado Finance V.O.F. of $520 million.

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

The restructuring activities related to the 2008 Plan, the 2009 Plan and the severance reserve assumed from Rohm and Haas are expected to result in additional cash expenditures of approximately $271 million primarily by the end of 2011 related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits and pension plan settlement costs, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

The following tables present working capital, total debt and certain balance sheet ratios:

Working Capital In millions	Sept. 30, 2010	Dec. 31, 2009
Current assets	$20,669	$19,542
Current liabilities	13,159	13,105
Working capital	$ 7,510	$ 6,437
Current ratio	1.57:1	1.49:1
Days-sales-outstanding-in-receivables	44	45
Days-sales-in-inventory	68	64

Total Debt In millions	Sept. 30, 2010	Dec. 31, 2009
Notes payable	$ 1,329	$ 2,139
Long-term debt due within one year	1,772	1,082
Long-term debt	18,030	19,152
Total debt	$21,131	$22,373
Debt as a percent of total capitalization	48.3%	51.4%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At September 30, 2010, the Company had no commercial paper outstanding ($721 million at December 31, 2009).

In the event Dow has short-term liquidity needs and is unable to access these short-term markets for any reason, Dow has the ability to access liquidity through its committed and available $3 billion Three Year Competitive Advance and Revolving Credit Facility Agreement dated June 4, 2010 (“Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in June 2013 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Agreement. This Revolving Credit Facility replaces the previous facility dated April 24, 2006. At September 30, 2010, the full $3 billion credit facility was available to the Company.

At September 30, 2010, the Company had Euro 5 billion (approximately $6.8 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $600 million) of securities available for issuance under a shelf registration renewed with the Tokyo Stock Exchange effective September 8, 2010, which will expire on September 7, 2012. In addition, as a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium term note program (InterNotes).

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the primary credit agreements exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the credit agreements was 0.464 to 1.00 at September 30, 2010. Management believes the Company was in compliance with all of its covenants and default provisions at September 30, 2010.

The Company’s credit rating is currently investment grade. The Company’s long-term credit ratings are BBB- with a positive outlook (Standard & Poor’s), Baa3 with a negative outlook (Moody’s) and BBB with a stable outlook (Fitch). In the third quarter of 2010, Standard & Poor’s upgraded the Company’s outlook from stable to positive. The Company’s short-term credit ratings are A-3 (Standard & Poor’s), P-3 (Moody’s) and F2 (Fitch). If the Company’s credit ratings are downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company’s ability to access credit markets.

Capital Expenditures

Capital spending was $497 million in the third quarter of 2010, which included capital spending of variable interest entities that were consolidated on January 1, 2010, compared with $266 million in the third quarter of 2009. Year to date, capital spending was $1,188 million compared with $825 million in 2009. The Company expects capital spending in 2010 to be approximately $2.0 billion.

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

In the second quarter of 2010, the Company entered into two new five-year contracts for the purchase of ethylene-related products beginning in 2010. At September 30, 2010, the fixed and determinable portion of the take-or-pay commitment associated with these new contracts was $142 million in 2010, $203 million in 2011, $211 million in 2012, $224 million in 2013 and $237 million in 2014. See Note J to the Consolidated Financial Statements for further information on purchase commitments.

Off-Balance Sheet Arrangements

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends the consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continuing involvement with VIEs. The Company evaluated the impact of this guidance and determined that the adoption resulted in the January 1, 2010 consolidation of two additional joint ventures, an owner trust and an entity that was used to monetize accounts receivable. The Company also holds a variable interest in another joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate this entity. See Notes B and L to the Consolidated Financial Statements.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at September 30, 2010 of $618 million, down from $1,053 million at December 31, 2009. The decrease in maximum future payments from year-end 2009 was due to the consolidation of the Company’s variable interest in an owner trust in the first quarter of 2010, with the adoption of ASU 2009-17 (see Notes B and L). Additional information related to these guarantees can be found in the “Guarantees” section of Note J to the Consolidated Financial Statements.

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

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. Other-than-temporary impairment write-downs in the first nine months of 2010 were $4 million.

Dividends

On September 9, 2010, the Board of Directors declared a quarterly dividend of $0.15 per share, payable October 29, 2010, to common stockholders of record on September 30, 2010. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession.

On September 9, 2010, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on September 15, 2010, which was paid on October 1, 2010. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2010	2009
Claims unresolved at January 1	75,030	75,706
Claims filed	5,525	6,379
Claims settled, dismissed or otherwise resolved	(17,083)	(6,728)
Claims unresolved at September 30	63,472	75,357
Claimants with claims against both UCC and Amchem	19,844	24,328
Individual claimants at September 30	43,628	51,029

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

Based on Union Carbide’s review of 2010 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2010. Union Carbide’s asbestos-related liability for pending and future claims was $800 million at September 30, 2010. Approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs
In millions	Sept. 30, 2010	Sept. 30, 2009	to Date as of Sept. 30, 2010
Defense costs	$58	$40	$745
Resolution costs	$40	$77	$1,520

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $22 million in the third quarter of 2010 ($20 million in the third quarter of 2009) and $58 million in the first nine months of 2010 ($40 million in the first nine months of 2009), and was reflected in “Cost of sales.”

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $84 million at September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sept. 30, 2010	Dec. 31, 2009
Receivables for defense costs – carriers with settlement agreements	$ 7	$ 91
Receivables for resolution costs – carriers with settlement agreements	235	357
Receivables for insurance recoveries – carriers without settlement agreements	84	84
Total	$326	$532

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The September 30, 2010, 2009 year-end and 2009 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR		2009
In millions	At Sept. 30, 2010	Year-end	Average
Foreign exchange	$2	$1	$3
Interest rate	$183	$207	$205
Equities	$12	$7	$11
Commodities	$3	$3	$2
Composite	$189	$212	$207

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $212 million at December 31, 2009 to a composite of $189 million at September 30, 2010. The decrease related primarily to a decrease in the interest rate VAR from $207 million to $183 million, principally due to a decrease in the amount of debt outstanding.

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

The Dow Chemical Company and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the third quarter of 2010. For a summary of the history and current status of this matter, see Note J to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters

On November 3, 2009, Rohm and Haas Texas Incorporated (“ROHT”), a wholly owned subsidiary of the Company, received an Administrative Complaint from the Texas Council of Environmental Quality (the “TCEQ”) seeking a civil penalty in the amount of $542,000 for 20 air emission events, all of which occurred before ROHT became a wholly owned subsidiary of the Company. The tentative settlement with the TCEQ staff for the assessed amount was approved by the TCEQ Commissioners in a public meeting on August 25, 2010 with half of the amount to be paid in cash and half to be used to fund a Supplemental Environmental Project to purchase clean-operating school buses.

The Company received a written communication dated September 17, 2010 from the U.S. Environmental Protection Agency (“EPA”), notifying the Company of the EPA’s intent to assess a civil penalty against the Company for alleged violations of various environmental rules and regulations at the Company’s Plaquemine, Louisiana site. The Company is negotiating with the EPA and expects that resolution of this matter will likely result in a civil penalty in excess of $100,000.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Company’s risk factors in the third quarter of 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2010:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	(1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program
July 2010	10,393		$24.43	-	-
August 2010	2,673		$25.82	-	-
September 2010	2,986		$26.20	-	-
Third quarter 2010	16,052		$24.99	-	-
(1)	Represents shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 81 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries

Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: ACRYSOL, ACUDYNE, ACULYN, ACUMER, ACuPLANE, ACUSOL, ADCOTE, ADVASTAB, AERIFY, AFFINITY, AIRSTONE, AMBERLITE, AMBITROL, AMPLIFY, AQUA-LAM, AQUASET, AR, ASPUN, ATTANE, AUROLECTROLESS, AUTOMATE, AVANSE, BETAFOAM, BETAMATE, BETASEAL, BOROL, CANGUARD, CARBITOL, CARBOWAX, CARBOWAX SENTRY, CELLOSIZE, CELLOSOLVE, CLEAR+STABLE, CONTINUUM, COPPER GLEAM, CORRGUARD, CYCLOTENE, D.E.H., D.E.N., D.E.R., DOW, DOWANOL, DOWEX, DOWFAX, DOWFROST, DOWICIDE, DOWLEX, DOWTHERM, DURAMAX, DURAPLUS, DURAPOSIT, ECHELON, ECOSOFT, ECOSURF, ELASTENE, ELITE, ENDURANCE, ENFORCER, ENGAGE, ENHANCER, ENLIGHT, EPIC, FILMTEC, FORTEFIBER, FORTEGRA, FROTH-PAK, GREAT STUFF, HYPERKOTE, HYPOL, IMPAXX, INFUSE, INSPIRE, INSTA-STIK, INTEGRAL, INTERVIA, ISONATE, LITHOJET, METEOR, METHOCEL, MONOTHANE, MOR-FREE, MORTRACE, NORDEL, NORKOOL, NYLOPAK, OPTICITE, OPTIDOSE, OPTOGRADE, OPULYN, OROTAN, PAPI, PARALOID, POLYOX, POWERHOUSE, PRIMACOR, PRIMAL, PRIMENE, PROCITE, PROGLYDE, REDI-LINK, RENUVA, RHOPLEX, ROBOND, ROMAX, ROPAQUE, SARAN, SARANEX, SATINFX, SATISFIT, SERFENE, SHAC, SI-LINK, SILK, SOLTERRA, SOLTEX, SPECFIL, SPECFLEX, SPECTRIM, STYROFOAM, SUNSPHERES, SYNALOX, TAMOL, TERGITOL, THERMAX, TILE BOND, TRAFFIDECK, TRENCHCOAT, TRITON, TRYCITE, TUFLIN, TYBRITE, TYMOR, TYRIN, UCAR, UCARE, UCARHIDE, UCON, UNIGARD, UNIPOL, UNIVAL, VERDISEAL, VERSENE, VERSIFY, VISIONPAD, VORACOR, VORACTIV, VORALAST, VORAMER, VORANATE, VORANOL, VORASTAR, WALOCEL, WALSRODER, WEATHERMATE, XITRACK

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report: BRODBECK, CLINCHER, DAIRYLAND, DELEGATE, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, RENZE, SENTRICON, SIMPLICITY, STARANE, TELONE, TORDON, TRACER NATURALYTE, TRIUMPH, VIKANE, WIDESTRIKE

The following trademark of Agromen Sementes Agricolas Ltda appears in this report: AGROMEN

The following trademarks of Arkema, Inc. appear in this report: EVOCAR, NEOCAR

The following trademark of Coatex SAS appears in this report: POLYPHOBE

The following trademark of Lubrizol Advanced Materials, Inc. appears in this report: PELLETHANE

The following trademarks of Styron LLC appear in this report: FOUNDATIONS, MAGNUM, PULSE, STYRON, STYRON A-TECH, STYRON C-TECH

The Dow Chemical Company and Subsidiaries

Signature

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant

Date: November 3, 2010

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller

The Dow Chemical Company and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3(i)	A copy of the Restated Certificate of Incorporation of The Dow Chemical Company as filed with the Secretary of State, State of Delaware on May 17, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.